Form 10QSB
period 1999-06-30
OLERAMMA INC
filed 1999-07-15
CIK 1083743

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
      1934

                  For the quarterly period ended June 30, 1999
--------------------------------------------------------------------------------

[ ]  Transition  Report  under  Section 13 or 15(d) of the  Exchange Act For the
      Transition Period from ________  to  ___________
--------------------------------------------------------------------------------

                         Commission File Number: 0-25909
--------------------------------------------------------------------------------

                                 OLERAMMA, INC.

--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Nevada                                   86-0931332
-------------------------------             ------------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)

10801 E. Grove Street, Apache Junction, Arizona          85220
------------------------------------------------     -------------
    (Address of principal executive offices)          (zip code)

         (602) 984-8446 (PHONE)         (602) 380-5670 (FAX)
      ---------------------------------------------------------
                   Issuer's Telephone and Fax Number

                                  N/A
--------------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                          Yes [ ] No [X]

               APPLICABLE  ONLY  TO  ISSUERS  INVOLVED  IN  BANKRUPTCY
                    PROCEEDING  DURING  THE PRECEDING FIVE YEARS

Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                                         Yes [ ] No [ ]


                        Copies of Communications Sent to:

                            Thomas C. Cook, Esq.
                     Thomas C. Cook and Associates, Ltd.
                       3110 S. Valley View, Suite 106
                            Las Vegas, NV  89102
                   Tel: (702) 876-5941 - Fax: (702) 876-8865



The Registrant has 3,767,200 shares of Common stock issued and outstanding, par value $.001 per share as of June 30, 1999. The Registrant has no Preferred Stock issued nor outstanding as of June 30, 1999.

Traditional Small Business Disclosure Format (check one) Yes [  ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   4
          Balance Sheet (unaudited)............................   5
          Statements of Operations (unaudited).................   6
          Statements of Cash Flows (unaudited).................   7
          Notes to Financial Statements........................  8-12

Item 2.   Management's Discussion and Analysis of Plan
          of Operation..........................................  13


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings....................................   16

Item 2.   Changes in Securities and Use of Proceeds............   16

Item 3.   Defaults upon Senior Securities......................   16

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................   16

Item 5.   Other Information.....................................  16

Item 6.   Exhibits and Reports on Form 8-K......................  16

Signatures......................................................  17

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

           (Financial Statements Commence on Following Page)


                             Oleramma, Inc.
                      (A Development Stage Company)
                           		  Unaudited

BALANCE SHEET


ASSETS

                              June 30,         March 31,
                              1999             1999
                             ---------        ----------
CURRENT ASSETS:              $  31,771         $  36,152

   TOTAL CURRENT ASSETS:     $  31,771         $  36,152

OTHER ASSETS:

   Prepaid Supplies          $       0         $       0

   Organization Costs (Net)  $     306         $     324

   TOTAL OTHER ASSETS:       $     306         $     324


TOTAL ASSETS                 $  32,077         $  36,476


See accompanying notes to financial statements

                               Oleramma, Inc.
                       (A Development Stage Company)
                                 Unaudited

BALANCE SHEET


LIABILITIES AND STOCKHOLDERS' EQUITY

                                 June 30,         March 31,
                                 1999             1999
                                 ----------       -----------
CURRENT LIABILITIES
Officers Advances (Note #5)      $        0       $      360

 TOTAL CURRENT LIABILITIES:      $        0       $      360

STOCKHOLDERS' EQUITY:  (Note #4)

   Preferred stock
   Par value $0.001
   Authorized 5,000,000 shares
   Issued and outstanding at
   June 30, 1999   None          $        0       $       0

   Common stock
   Par value $0.001
   Authorized 20,000,000 shares
   Issued and outstanding at

   March 31 & June 30, 1999
   3,767,200 shares              $    3,767       $   3,767

   Additional Paid-In Capital    $   42,609       $  42,609

   ACCUMULATED LOSS              $  -14,299       $ -10,260

TOTAL STOCKHOLDERS' EQUITY       $   32,077       $  36,116
---------------------------------------------------------------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY:            $   32,077       $  36,476


See accompanying notes to financial statements

                              Oleramma, Inc.
                      (A Development Stage Company)
                                Unaudited

STATEMENT OF OPERATIONS


STATEMENT OF OPERATIONS

                        Apr. 1           Jan 1,
                        1999, to         1999, to
                        June 30,         Mar 31,
                        1999             1999
                        ---------        -----------
INCOME:

Revenue                 $      0         $       0


EXPENSES:

 Accounting             $      0         $       0
 Amortization           $     18         $      18
 Bank Charges           $     21         $      21
 Filing Fees            $      0         $     405
 Rent                   $  3,000         $   1,000
 Supplies               $  1,000         $   1,200
 Miscellaneous          $      0         $     775

 TOTAL EXPENSES:        $  4,039         $   3,419

NET PROFIT/LOSS (-)     $ -4,039         $  -3,419


Net Profit/Loss (-)
per weighted share
(Note 1):               $ -.0011         $  -.0011


Weighted average of
common shares
outstanding at end of
reporting period:      3,767,200         3,252,733


See accompanying notes to financial statements

                             Oleramma, Inc.
                      (A Development Stage Company)

                          STATEMENT OF CASH FLOWS
                                  Unaudited


STATEMENT OF CASH FLOWS


                          Apr. 1           Jan 1,
                          1999, to         1999, to
                          June 30,         Mar 31,
                          1999             1999
                          ----------       ----------

Cash Flows from
Operating Activities

    Net Loss              $    -4,039       $  -3,419

    Adjustment to
    Reconcile net loss
    To net cash provided
    by operating
    Activities
    Amortization                  +18             +18

Changes in assets and
Liabilities:

    Organization Costs              0            -360

    Officers Advances            -360            +360
                        --------------------------------------------

Net cash used in
Operating activities:      $   -4,319      $   -3,401

 Cash Flows from
 Investing Activities:              0               0

 Cash Flows from
 Financing Activities:
    Issuance of Common
    Stock for Cash                  0         +38,360
                        ---------------------------------------------

Net Increase (decrease)  $    -4,381     $  + 34,959

 Cash,
 Beginning of period:         36,152           1,193
                        ---------------------------------------------

 Cash, End of Period:   $     31,771     $    36,152



See accompanying notes to financial statements.

                               Oleramma, Inc.
                      (A Development Stage Company)

                       NOTES TO FINANCIAL STATEMENTS

                             June 30, 1999

NOTE 1  -  HISTORY AND ORGANIZATION OF THE COMPANY

The Company was organized September 21, 1998, under the laws of the State of Nevada as Oleramma, Inc. The Company currently has no operations and in accordance with SFAS #7, is considered a development stage company.

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

The Company records income and expenses on the accrual method.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and four-month period ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the audited financial statements and the footnotes thereto included in the company's report on Form 10SB12G for period ended February 28, 1999.

The balance sheet at February 28, 1998, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and equivalents

The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of June 30, 1999.

                                Oleramma, Inc.
                        (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                June 30, 1999

NOTE 2  -  SUMMARY  OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109
(SFAS #109) (Accounting from Income Taxes). A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Organization Costs

Costs incurred to organize the Company are being amortized on a straight-line basis over a sixty-month period.

Loss Per Share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of June 30, 1999, the Company had no dilative common stock equivalents such as stock options.

Year End

The Company has selected December 31st as its year-end.

                           Oleramma, Inc.
                    (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS

                            June 30, 1999


NOTE 2  -  SUMMARY OF SIGNIFICANT ACCOUNT POLICIES (CONTINUED)

Year 2000 Disclosure

Computer programs that have time sensitive software may recognize a date using (00) as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of normal business activities.

Based on a recent and ongoing assessment, the Company has determined that any purchased software will be off-the-shelf software and will be certified Year 2000 compatible for all of its computing requirements. The Company presently believes that with modifications to existing off-the-shelf software or conversions to new software, the Year 2000 issue will not pose significant operational problems and will not materially affect future financial results.

The Company currently anticipates purchasing new off-the-shelf Year 2000 compatible software in the near future, which is prior to any anticipated impact on its operating systems. The total cost of this new software is not anticipated to be a material expense to the Company at this time. However, there can be no guarantee that these new off-the-shelf software products will be adequately modified which could have a material adverse effect on the Company's results of operations.

                             Oleramma, Inc.
                     (A Development Stage Company)

                      NOTES TO FINANCIAL STATEMENTS

                             June 30, 1999

NOTE 3 -  INCOME TAXES

There is no provision for income taxes for the period ended June 30, 1999, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of June 30, 1999 is as follows:

Net operation loss carry forward  $  6,823
Valuation allowance               $  6,823

Net deferred tax asset            $      0

The federal net operation loss carry forward will expire in 2018. The Company's statutory rate for the tax year ended 1998 is estimated at 0%. The Company did not record any deferred tax assets for year ended December 31, 1998. The Company's effective tax rate is 0%.

This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 4  -  STOCKHOLDERS' EQUITY

Common Stock

The authorized common stock of the corporation consists of 20,000,000 shares with a par value of $0.001 per share.

Preferred Stock

The authorized preferred stock of the corporation consists of 5,000,000 shares with a par value of $0.001 per share.

On September 22, 1998 the company issued 3,000,000 shares of its $0.001 par value common stock for cash of $8,016.00 to a director.

On February 28, 1999, the Company completed a public offering that was registered with the State of Nevada pursuant to N.R.S. 90.490 and was exempt from federal registration pursuant to Regulation D, Rule 504 of the Securities Act of Stock at a price of $0.05 per share for a total amount raised of $38,360.

                                 Oleramma, Inc.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS

                                June 30, 1999

NOTE 5  -  GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. At this time, the Company believes it has sufficient capital to remain in business for the appoximately the next twelve (12) to twenty-four (24) months. If at that time the Company seeks to raise additional capital, it would do so via a private placement offering pursuant to Regulation D, Rule 505, that is, once the company is trading on the OTC-BB. Until that time, the stockholders/officers and or directors have committed to advancing the operating costs of the Company interest free.

NOTE 6  -  RELATED PARTY TRANSACTIONS

The Company entered into a lease on March 1, 1999, with Rick Jesky, the company's president, to lease a 1,000 square-foot building for research facilities and 40,000 square feet of land for the cotton growth experiment, for approximately $1,000.00 a month. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 7  -  WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common or preferred stock.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

    The current core business of Oleramma, Inc. is to develop a genetically engineered Pima cotton seed, with a virus fatal to the bollworm. This process is still being developed with other varieties of cotton. Unlike other varieties of cotton, Pima cotton is a fine, lustrous fiber. It produces the longest cotton fiber and is the least plentiful and most difficult to grow, based on soil, climate, and infestations. The fibers from Pima cotton are used mainly for fine fabrics, yarns, and hosiery.

The Company has limited itself to the development of one product; however, this does not preclude the company from seeking other product opportunities. At this time, it does not have the resources to pursue other agricultural products.

It is the Company's goal to develop a genetically engineered Pima cotton, that genentically contains toxins to combat infestations. Pima cotton is a cotton species which represents a small percent of the total cotton grown in the U.S. Uphold cotton dominates the market. Therefore, most genetic engineering research and development is being performed with Uphold cotton. However, there are no assurances or guarantees that another company will enter the marketplace with a similar product beforehand. If this should happen, it would severely limit any earnings potential for Oleramma, Inc.

The Company experienced operating losses for the period ended June 30, 1999. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. As discussed in Note
5, management believes it has sufficient cash to meet its obligations in the normal course of business for approximately the next twelve (12) to twenty-four (24) months.

Unclassified Balance Sheet - In accordance with the provisions of SFAS No. 53, the Company has elected to present an unclassified balance sheet.

Loss Per Share - The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" that established standards for the computation, presentation and disclosure of earnings per share ("EPS"), replacing the presentation of Primary EPS with a presentation of Basic EPS. It also requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement for entities with complex capital structures. The Company did not present Diluted EPS since it has a simple capital structure.

The Company has not pursued or explored any opportunities for an acquisition or merger. This does not preclude that the Company may not explore any opportunities in the future.

Plan of Operation

In its initial approximately six months operating period ended June 30, 1999, the Company incurred a net loss of approximately $7,458 and a negative cash flow of $4,381 for the Quarter ending, June 30, 1999.
It has yet to receive any revenues from operations. An original stock offering was made pursuant to Nevada Revised Statues Chapter 90.490 (hereinafter referred to as the "Offering"). This Offering was made in reliance upon an exemption from the registration provisions of Section 5 of the Securities Act of 1993 (the "Act"), as amended, pursuant to Regulation D, Rule 504 of the Act. On September 22, 1998, the Company's founding shareholder purchased 3,000,000 shares of the company's authorized but unissued treasury stock for cash and assets. Additionally, the Company sold Thirty-eight Thousand Three Hundred Sixty Dollars ($38,360) or Seven Hundred Sixty-seven Thousand Two Hundred (767,200) shares of the Common Stock of the Company during the Offering to approximately fifty-six (56) shareholders in the State of Nevada. The offering was closed February 28, 1999. As of June 30, 1999, the
Company has three million seven hundred sixty seven thousand two hundred shares (3,767,200) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately fifty-seven (57) shareholders of record, which includes the founder shares.

Management fully anticipates that the proceeds from the sale of all of the Common Shares sold in the offering delineated above will be sufficient to provide the Company's capital needs for the next approximately twelve (12) to twenty-four (24) months.

The Company hopes to develop a hybrid engineered Pima cotton seed, with a toxin which will hopefully repel infestations. A variety of genetically engineered products have come to be used in agriculture. Some plants have been given genes from a bacterium, enabling them to make a poison that destroys pest insects without harming useful insects or other animals. Other crops have received genes that make them resistant to herbicides, chemicals sprayed on crops to kill weeds. According to the U.S. Department of Agriculture, thirty
(30) percent of U.S. cotton fields are utilizing some form of a genetically engineered cotton seed.

The Company hopes to be able to move genes from one kind of plant to another in order to improve a desired crop characteristic, e.g., the deterrence of the bollworm. So far, only single-gene traits can be manipulated; multigenic traits such as yield or nitrogen fixation are still too complex to submit with current technology.

The Company plans to utilize the plant cell culture techniques, to develop a genetically engineered Pima cotton plant, to resist infestations.
Traditional methods of plant breeding and selection will be used first to benchmark the results of the traditional methods in developing hybrid cotton. Once benchmarking has been establish the Company will evaluate and test the results. If these results are not successful, the Company's next step will be to explore the Ti plasmid that might be able to produce results that could not be produced by traditional methods of plant breeding and selection. If this method is employed the Company hopes to genetically alter this Ti plasmid so that pieces of foreign DNA can be inserted in it as specific restriction enzyme recognition sites. The Company would again evaluate and test the results. If successful, the Ti plasmid can then be used to transfer desirable genes into the chromosomes of the cotton plant cells. There are no guarantees or assurances that any of these methods will be successful in developing a hybrid Pima cotton plant, which will hopefully repel infestations.

It is a lengthy process for the Company to validate results. The Company does not expect any measurable results for at least twelve (12) to twenty-four (24) months, based on the slow cultivation process of cotton seeds. From cultivation to maturity, cotton requires about 180 days of continuous warm weather with adequate moisture and sunlight. It is most likely that problems will occur in this development process. Even if the Company is successful in developing this hybrid cotton seed, it will take additional time to prorogate the seed for commercial use. As stated earlier, management believes it has sufficient resources to provide the Company's capital needs for the next approximately twelve (12) to twenty-four (24) months. There can be no assurances that unforeseen conditions may hamper the company's plans which would adversely affect the financial condition of the Company.

The Company currently has 2 employees who are both officers and directors of the Company. These employees received no compensation through June 30, 1999. If cash resources permit, and the Company can demonstrate positive results, it plans to hire part-time employees to help replicate the Pima cotton seed crop. The Company does not foresee this happening for minimum of another eighteen (18) months, if it can achieve positive results in developing a hybrid cotton. (See employment agreements in 10SB12G).

Results of Operations

As of June 30, 1999, the Company has yet to generate any revenues. In addition, the Company does not expect to generate any revenues over the next approximately twelve (12) to twenty-four (24) months, based on the fact that it takes on average one hundred eighty (180) from cultivation to harvest of a test cotton crop. This average growing time is based on the crop receiving good moisture and sunshine.

In its initial six month operating period ended June 30, 1999, the Company incurred a net loss of approximately $7,458. For the Quarter ending June 30, 1999, the Company incurred a net loss of approximately $4,039 and a negative cash flow of approximately $4,381 from operations. The majority of expenses for the company were rent of facilities and supplies to conduct its agricultural research.

The Company has no material commitments for capital expenditures nor does it foresee the need for such expenditures over the next year.

Forward-Looking Statements

This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions;
the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

                           PART II OTHER INFORMATION


ITEM 1.  Legal Proceedings

The Company is not a party to any legal proceedings.

ITEM 2.  Changes in Securities and Use of Proceeds

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended June 30, 1999, no matters were submitted to the Company's security holders.

ITEM 5.  Other Information

The Company entered into a lease on March 1, 1999, with Rick Jesky, the Company's President, to lease a 1,000 square-foot building for research facilities and 40,000 acres of land for the cotton growth experiment, for approximately $1,000.00 per month. A copy of this lease can be found in the Company's original Registration Statement 10SB12G filed on April 29, 1999 with the U.S. Securities and Exchange Commission.

ITEM 6.  Exhibits and Reports on Form 8-K

None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            OLERAMMA, INC.
                                            (Registrant)


Dated:  July 14, 1999


/s/ Rick Jesky
--------------------------
Rick Jesky, President and Chief
Executive Officer