Form 10QSB
period 1999-09-30
OLERAMMA INC
filed 1999-10-20
CIK 1083743

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
      1934

               For the quarterly period ended September 30, 1999
--------------------------------------------------------------------------------

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

         (480) 984-8446 (PHONE)         (480) 380-5670 (FAX)
      ---------------------------------------------------------
                   Issuer's Telephone and Fax Number

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
                   Tel: (702) 876-5941 - Fax: (702) 876-8865



The Registrant has 3,767,200 shares of Common stock issued and outstanding, par value $.001 per share as of September 30, 1999. The Registrant has no Preferred Stock issued nor outstanding as of September 30, 1999.

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

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

           (Financial Statements Commence on Following Page)

                             Oleramma, Inc.
                      (A Development Stage Company)

BALANCE SHEET


ASSETS

                                   Unaudited               Audited
                               September 30, 1999      February 28, 1999
                               -------------------     ------------------

CURRENT ASSETS:                $  27,918               $  39,134

   TOTAL CURRENT ASSETS:       $  27,918               $  39,134

OTHER ASSETS:

   Organization Costs (Net)    $     288               $     303

   TOTAL OTHER ASSETS:         $     288               $     303


TOTAL ASSETS                   $  28,206               $  39,464


             See accompanying notes to financial statements

                               Oleramma, Inc.
                       (A Development Stage Company)

BALANCE SHEET


LIABILITIES AND STOCKHOLDERS' EQUITY



                                     Unaudited               Audited
                                 September 30, 1999      February 28, 1999
                                 -------------------     ------------------
CURRENT LIABILITIES
Officers Advances (Note #5)      $        0              $      360

 TOTAL CURRENT LIABILITIES:      $        0              $      360

STOCKHOLDERS' EQUITY:  (Note #4)

   Preferred stock
   Par value $0.001
   Authorized 5,000,000 shares
   Issued and outstanding at
   September 30, 1999:  None     $        0              $       0

   Common stock
   Par value $0.001
   Authorized 20,000,000 shares
   Issued and outstanding at

   Sept 30 & Feb 28, 1999
   3,767,200 shares              $    3,767              $   3,767

   Additional Paid-In Capital    $   42,609              $  42,609

   ACCUMULATED LOSS              $  -18,170              $  -7,272

TOTAL STOCKHOLDERS' EQUITY       $   32,077              $  39,104
---------------------------------------------------------------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY:            $   28,206              $  39,464


           See accompanying notes to financial statements

                              Oleramma, Inc.
                      (A Development Stage Company)
                                Unaudited


STATEMENT OF OPERATIONS

                                    Unaudited                     Audited
                                    ---------                     --------
                      Three months ended    Nine months ended  For the Period
                        September 30,         September 30,    Sept 21, 1998
                                                               (Inception) to
                      1999        1998     1999      1998      Feb 28, 1999
                      -------     ------   --------  -------   -------------
INCOME:
Revenue               $      0    $    0   $      0   $    0    $     0

EXPENSES:

 Accounting           $      0    $    0   $      0   $    0    $    800
 Amortization         $     18    $    0   $     54   $    0    $     72
 Bank Charges         $     21    $    0   $     63   $    0    $     86
 Filing Fees          $     85    $    0   $    490   $    0    $    490
 Rent                 $  3,000    $    0   $  7,000   $    0    $  7,000
 Consulting Fees      $      0    $    0   $      0   $    0    $  6,000
 Supplies             $    651    $    0   $  2,857   $    0    $  2,857
 Miscellaneous        $     90    $    0   $    865   $    0    $    865

 TOTAL EXPENSES:      $  3,871    $    0   $ 11,329   $    0    $ 18,170

NET PROFIT/LOSS (-)   $ -3,871    $    0   $-11,329   $    0    $-18,170


Net Profit/Loss (-)
per weighted share
(Note 1):             $ -.0010             $ -.0031             $ -.0052


Weighted average of
common shares
outstanding at end of
reporting period:      3,767,200           3,595,711            3,446,783


              See accompanying notes to financial statements

                             Oleramma, Inc.
                      (A Development Stage Company)

                         STATEMENT OF CASH FLOWS
                               Unaudited


STATEMENT OF CASH FLOWS

            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


                                For the Nine Months Ended       For the Period
                                                                Sept 21, 1998
                           Sept 30, 1999      Sept 30, 1998     (Inception) to
                            (Unaudited)        (Unaudited)      Sept. 30, 1999
                           --------------     -------------     ---------------
Cash Flows from
Operating Activities

    Net Loss               $  -11,329         $        0        $  -18,170

    Adjustment to
    Reconcile net loss
    To net cash provided
    by operating
    Activities
    Amortization                  +54                                  +72

Changes in assets and
Liabilities:

    Organization Costs           -360                                 -360
                          ---------------------------------------------------

Net cash used in
Operating activities:      $  -11,635         $     0           $  -18,458

 Cash Flows from
 Investing Activities:              0               0                    0

 Cash Flows from
 Financing Activities:
    Issuance of Common
    Stock for Cash            +38,360               0              +46,376
                          ---------------------------------------------------

Net Increase (decrease)    $  +26,725         $     0           $ + 27,918

 Cash,
 Beginning of period:           1,193               0                    0
                          ---------------------------------------------------

 Cash, End of Period:      $   27,918        $      0           $   27,918



             See accompanying notes to financial statements.

                               Oleramma, Inc.
                      (A Development Stage Company)

                       NOTES TO FINANCIAL STATEMENTS

                            September 30, 1999

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine and twelve-month period ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ended December
31, 1999. For further information, refer to the audited financial statements and the footnotes thereto included in the company's report on Form 10SB12G for period ended February 28, 1999.

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

Cash and equivalents

The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of September 30, 1999.

                                Oleramma, Inc.
                        (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                September 30, 1999

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

Loss Per Share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of September 30, 1999, the Company had no dilative common stock equivalents such as stock options.

Year End

The Company has selected December 31st as its year-end.

                           Oleramma, Inc.
                    (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS

                          September 30, 1999


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

                           September 30, 1999

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

                             September 30, 1999

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

The Company experienced operating losses for the period ended September 30, 1999. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. As discussed in Note
5, management believes it has sufficient cash to meet its obligations in the normal course of business for approximately the next twelve (12) to twenty-four (24) months.

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

Plan of Operation

For the Quarter ending September 30, 1999, the Company incurred a net loss of approximately $3,871. In its initial approximately nine months operating period ended September 30, 1999, the Company incurred a net loss of approximately $11,329, and a negative cash flow of approximately $11,635 from operations. These numbers are in-line with company expectations, during its developmental stage. Management does not believe that the Company will be able to generate any revenues until it can develop a hybrid cotton seed. There are no assurances that the Company will be able to accomplish this goal.

Liquidity and Capital Resources

The Company's primary sources of liquidity since its inception have been the sale of shares of common stock from shareholders, which were used during the period from inception through September 30, 1999. An original stock offering was made pursuant to Nevada Revised Statues Chapter 90.490 (hereinafter referred to as the "Offering"). This Offering was made in reliance upon an exemption from the registration provisions of Section 5 of the Securities Act of 1993 (the "Act"), as amended, pursuant to Regulation D, Rule 504 of the Act. On September 22, 1998, the Company's founding shareholder purchased 3,000,000 shares of the company's authorized but unissued treasury stock for cash and assets. Additionally, the Company sold Thirty-eight Thousand Three Hundred Sixty Dollars ($38,360) or Seven Hundred Sixty-seven Thousand Two Hundred (767,200) shares of the Common Stock of the Company during the Offering to approximately fifty-six (56) shareholders in the State of Nevada. The offering was closed February 28, 1999. As of September 30, 1999, the Company has three million seven hundred sixty seven thousand two hundred shares (3,767,200) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately fifty-seven (57) shareholders of record, which includes the founder shares.

Management fully anticipates that the proceeds from the sale of all of the Common Shares sold in the offering delineated above will be sufficient to provide the Company's capital needs for the next approximately twelve (12) to twenty-four (24) months. At that time, the Company will need additional working capital to finance its planned activity.

The Company is working on developing a hybrid engineered Pima cotton seed, with a toxin which will hopefully repel infestations. A variety of genetically engineered products have come to be used in agriculture. Some plants have been given genes from a bacterium, enabling them to make a poison that destroys pest insects without harming useful insects or other animals. Other crops have received genes that make them resistant to herbicides, chemicals sprayed on crops to kill weeds. According to the U.S. Department of Agriculture, thirty
(30) percent of U.S. cotton fields are utilizing some form of a genetically engineered cotton seed.

The Company hopes to be able to move genes from one kind of plant to another in order to improve a desired crop characteristic, e.g., the deterrence of the bollworm. So far, only single-gene traits can be manipulated; multigenic traits such as yield or nitrogen fixation are still too complex to submit with current technology.

The Company plans to utilize the plant cell culture techniques, to develop a genetically engineered Pima cotton plant, to resist infestations. Genetic engineering traditional methods of plant breeding and selection will be used first to benchmark the results of traditional methods. The Company is in the process to benchmark these results. Progress through the Third Quarter, ending September 30, 1999 has been slow. The Company has yet to generate any results to benchmark. If these results utilizing the plant cell culture techniques not successful, the Company's next step will be to utilized the Ti plasmid that might be able to produce results that could not be produced by traditional methods of plant breeding and selection. If this method is employed the Company hopes to genetically alter this Ti plasmid so that pieces of foreign DNA can be inserted in it as specific restriction enzyme recognition sites. The Ti plasmid can then be used to transfer desirable genes into the chromosomes of the cotton plant cells.

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

The Company currently has 2 employees who are both officers and directors of the Company. These employees received no compensation through September 30, 1999. If cash resources permit, and the Company can demonstrate positive results, it plans to hire part-time employees to help replicate the Pima cotton seed crop. The Company does not foresee this happening for minimum of another eighteen (18) months, if it can achieve positive results in developing a hybrid cotton. (See employment agreements in 10SB12G).

Results of Operations

As of September 30, 1999, the Company has yet to generate any revenues. In addition, the Company does not expect to generate any revenues over the next approximately twelve (12) to twenty-four (24) months, based on the fact that it takes on average one hundred eighty (180) from cultivation to harvest of a test cotton crop. This average growing time is based on the crop receiving good moisture and sunshine.

For the Quarter ending September 30, 1999, the Company incurred a net loss of approximately $3,871. In its initial nine month operating period ended September 30, 1999, the Company incurred a net loss of approximately $11,329, and a negative cash flow of approximately $11,635 from operations. The majority of expenses for the company were rent of facilities and supplies to conduct its agricultural research.

The Company has no material commitments for capital expenditures nor does it foresee the need for such expenditures over the next year.

Dividend Policy

The Company has never paid or declared any dividend on its Common Stock and does not anticipate paying cash dividends in the foreseeable future.

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

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended September 30, 1999, no matters were submitted to the Company's security holders.

ITEM 5.  Other Information

The Company entered into a lease on March 1, 1999, with Rick Jesky, the Company's President, to lease a 1,000 square-foot building for research facilities and 40,000 square feet of land for the cotton growth experiment, for approximately $1,000.00 per month. A copy of this lease can be found in the Company's original Registration Statement 10SB12G filed on April 29, 1999 with the U.S. Securities and Exchange Commission.

ITEM 6.  Exhibits and Reports on Form 8-K

None.

                                SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            OLERAMMA, INC.
                                            (Registrant)


Dated:  October 19, 1999


/s/ Rick Jesky
--------------------------
Rick Jesky, President and Chief
Executive Officer