Form 10KSB
period 1999-12-31
OLERAMMA INC
filed 2000-03-13
CIK 1083743

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________

                         Commission file number: 0-25909

                                 OLERAMMA, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)
      Nevada                                                   86-0931332
------------------------                                     --------------
(State or other jurisdiction of                              (IRS Employer
incorporation  or  organization)                             Identification
No.)

   5085 Lift Drive, Suite 201, Colorado Springs, CO               80919
------------------------------------------------------          ---------
    (Address of principal executive offices)                    (Zip Code)

                                 (800) 410-2225
                             ----------------------
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered: None       Name of each exchange on which
                                           registered:  None

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, par value $.001
                          -----------------------------
                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer is a developmental stage company, and as such has yet to generate any revenues.

     Based on the average if the closing bid and asked prices of the issuer's common stock on December 31, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was $191,800.

     As of December 31, 1999, the issuer had 3,767,200 shares of common stock outstanding.

     Documents incorporated by reference: None

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                    CONTENTS

                                                                          PAGE
PART I

    Item 1.  Description of Business........................................3
    Item 2.  Description of Property.......................................11
    Item 3.  Legal Proceedings.............................................11
    Item 4.  Submission of Matters to a Vote of Security Holders...........11

PART II

    Item 5.  Market for Common Equity and Related Stockholder Matters......12
    Item 6.  Management's Discussion and Analysis or Plan of Operation.....13
    Item 7.  Financial Statements..........................................17
    Item 8.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure........................18

PART III

    Item 9.  Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the
                Exchange Act...............................................19
    Item 10. Executive Compensation........................................20
    Item 11. Security Ownership of Certain Beneficial Owners and
                Management......26
    Item 12. Certain Relationships and Related Transactions................21
    Item 13. Exhibits and Reports on Form 8-K..............................22

SIGNATURES   ..............................................................23



                           Forward-Looking Statements

This report contains forward-looking statements. The forward-looking statements include all statements that are not statements of historical fact. The forward-looking statements are often identifiable by their use of words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue," "Plans" or the negative or other variations of those or comparable terms. Our actual results could differ materially from the anticipated results described in the forward-looking statements. Factors that could affect our results include, but are not limited to, those discussed in Item 6, "Management's Discussion and Analysis or Plan of Operation" and included elsewhere in this report.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

(a) BUSINESS DEVELOPMENT

(i) Business Development, Organization and Acquisition Activities
-----------------------------------------------------------------

Oleramma, Inc., a developmental stage company, hereinafter referred to as "the Company", was organized by the filing of Articles of Incorporation with the Secretary of State of the State of Nevada on September 21, 1998.
The original Articles of the Company authorized the issuance of twenty-five million (25,000,000) shares. There are twenty million (20,000,000) shares of Common Stock at par value of $0.001 per share and five million (5,000,000) shares of Preferred Stock at par value of $0.001. As of December 31, 1999, the issuer had 3,767,200 shares of Common Stock outstanding and no Preferred Stock was issued nor outstanding.

The Registrant was incorporated on September 21, 1998, in the state of Nevada under the name Oleramma, Inc. (hereinafter the "Registrant" or the "Company"). In connection with its formation, a total of 3,000,000 shares of its common stock were issued to the founder of the Company. From February 19 through February 28, 1999, the Company sold Seven Hundred Sixty-seven Thousand Two Hundred (767,200) shares of its common stock in connection with a public offering at a price of $0.05 per share. The public offering was registered with the Nevada Securities Division. The Company was issued a permit to sell securities to the public in the State of Nevada from the Nevada Securities Division on February 19, 1999 pursuant to Nevada Revised Statutes Chapter 90.490.

This offering was made in reliance upon an exemption from the registration provisions of Section 5 of the Securities Act of 1993, as amended, pursuant to regulation D, Rule 504 of the Act. On December 15, 1998, founding shareholder purchased 3,000,000 shares of the company's authorized but unissued treasury stock for cash and assets. Additionally, the Company sold Thirty-eight Thousand Three Hundred Sixty Dollars ($38,360) or Seven Hundred Sixty-seven Thousand Two Hundred (767,200) shares of the Common Stock of the Company during the Offering to approximately fifty-eight (58) shareholders in the State of Nevada. The offering was closed March 1, 1999. As of March 1, 1999, the Company has three million seven hundred sixty seven thousand two hundred shares (3,767,200) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately fifty-nine (59) shareholders of record.

The Company is developmental stage company, which hoped to develop a genetically engineered Pima cotton seed, with a virus fatal to the bollworm. It was the company's hope to enter the marketplace as the first genetically engineered Pima cotton, which is genetically superior in combating infestations.

New management and ownership of the Company is now pursuing a new direction for the Company. Oleramma, Inc. is a developmental stage company with a new principal business strategy to market consumer products through an Interactive WEB site, and to promote this WEB site through commercial radio promotions, and Internet search engines, utilizing the talent and skills of a famous radio/television personality. However, there are no assurances or guarantees that the Company may be able to successfully develop this interactive Web site.

(ii)  Principal Products and Principal Markets
----------------------------------------------

Oleramma, Inc. was incorporated to transact any lawful business. The Company originally hoped to develop a genetically engineered type of Pima cotton seed with a gene that contains a virus fatal to the pink bollworm, a leaf-munching pest that can destroy cotton fields. The Company's initial test results were not positive, and the Company subsequently changed management and control of its stock to a different group.

The new management and ownership of the Company has developed a new principal business strategy for the Company to market consumer products through an Interactive WEB site, and to promote this WEB site through commercial radio promotions, and Internet search engines, utilizing the talent and skills of a famous radio/television personality.

(iii) Market Research
---------------------

The Internet has become a significant marketplace for buying and selling goods and services. Industry estimates that the amount of goods or services purchased in online consumer transactions will grow from approximately $2.6 billion in 1997 to approximately $37.5 billion in 2002. Improvements in security, interface design and transaction-processing technologies have facilitated an increase in online consumer transactions. Early adopters of such improvements include online merchants offering broad product catalogs (such as books, music CDs and toys), those seeking distribution efficiencies (such as PCs, flowers and groceries) and those offering products and services with negotiable pricing (such as automobiles and mortgages). The Company believes that as the volume of online transactions increases, traditional retailers will offer a wide variety of products and services online. The Company believes that online companies provide businesses an opportunity to link Internet customers with like interests. The Internet allows marketers to collect meaningful demographic information.

The Company's new business strategy relies on advertising by and agreements with other Internet companies. Any significant deterioration in general economic conditions that adversely affected these companies could also have a material adverse effect on the Company's business, results of operations and financial condition.

(iv) Target Market
------------------

The Company believes that establishing and maintaining brand identity is a critical aspect of its efforts to attract new customers, Internet traffic and advertising and commerce relationships. In order to attract new customers, advertisers and commerce vendors, and in response to competitive pressures, the Company intends to make a commitment to the creation and maintenance of brand loyalty among these groups. The Company plans to accomplish this, although not exclusively, through advertising its Web site through the Cable Radio Network, various search engines, through other Web sites, marketing its site to businesses/customers through e-mail, online media, and other marketing and promotional efforts.

There can be no assurance that brand promotion activities will yield increased revenues or that any such revenues would offset the expenses incurred by the Company in building its brands. Further, there can be no assurance that any new users attracted to BuckTV will conduct transactions over BuckTV.com on a regular basis. If the Company fails to promote and maintain its brand or incurs substantial expenses in an attempt to promote and maintain its brand or if the Company's existing or future strategic relationships fail to promote the Company's brand or increase brand awareness, the Company's business, results of operations and financial condition would be materially adversely affected.

(v) Concept and Products
------------------------

The Company, among other things, plans to develop and market its Interactive Web site, enhance its brands, implement and execute its business and marketing strategy successfully, continue to develop and upgrade its technology and information-processing systems, meet the needs of a changing market, provide superior customer service, respond to competitive developments and attract, integrate, retain and motivate qualified personnel provided the company can generate sales and profit.

The Company also needs to develop and identify products that achieve market acceptance by its users and e-Commerce customers. There can be no assurance that any Internet company, including Oleramma, will achieve market acceptance. Accordingly, no assurance can be given that the Company's business model will be successful or that it can sustain revenue growth or be profitable. The market for Internet products is new, rapidly developing and characterized by an increasing number of market entrants. As is typical of any new and rapidly evolving market, demand and market acceptance for recently introduced products are subject to a high level of uncertainty and risk. Moreover, because this market is new and rapidly evolving, it is difficult to predict its future growth rate, if any, and its ultimate size.

(vi) Method of Operation
------------------------

The Company plans to offer the sale of consumer products by promoting these products through an Interactive Web site, based on an auction format, utilizing the talents and abilities of Mr. Buck Hunter, a major shareholder in the Company and a Director of the Company, he is also a radio and television personality.

(vii) Competition
-----------------

The market for selling consumer products over the Internet is relatively new, rapidly evolving and intensely competitive, and the Company expects competition to intensify further in the future. Barriers to entry are relatively low, and current and new competitors can launch new sites at a relatively low cost using commercially-available software. The Company potentially competes with a number of other companies marketing similar health care products over the Internet. Competitive pressures created by any of the Company's competitors, could have a material adverse effect on the Company's business, results of operations and financial condition. The Company believes that the principal competitive factors in its market are volume and selection of goods, population of buyers and sellers, community cohesion and interaction, customer service, reliability of delivery and payment by users, brand recognition, WEB site convenience and accessibility, price, quality of search tools and system reliability. Some of the Company's potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing, technical and other resources than the Company. In addition, other online trading services may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies as use of the Internet and other online services increases.

Therefore, certain of the Company's competitors with other revenue sources may be able to devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to Web site and systems development than the Company or may try to attract traffic by offering services for free. Increased competition may result in reduced operating margins, loss of market share and diminished value in the Company's brands. There can be no assurance that the Company will be able to compete successfully against current and future competitors. Further, as a strategic response to changes in the competitive environment, the Company may, from time to time, make certain pricing, service or marketing decisions or acquisitions that could have a material adverse effect on its business, results of operations and financial condition. New technologies and the expansion of existing technologies may increase the competitive pressures on the Company by enabling the Company's competitors to offer a lower-cost service. Certain Web-based applications that direct Internet traffic to certain Web sites may channel users to trading services that compete with the Company. Although the Company plans to establish arrangements with online services and search engine companies, there can be no assurance that these arrangements will be renewed on commercially reasonable terms or that they will otherwise bring traffic to the BuckTV.com WEB site. In addition, companies that control access to transactions through network access or Web browsers could promote the Company's competitors or charge the Company substantial fees for inclusion. Any and all of these events could have a material adverse effect on the Company's business, results of operations and financial condition.

(viii) Industry Conditions and Cyclical Nature
----------------------------------------------

Global commerce and the online exchange of information is new and evolving, it is difficult to predict with any assurance whether the Web will prove to be a viable commercial marketplace in the long term. The Web has experienced, and is expected to continue to experience, significant growth in the numbers of users and amount of traffic. To the extent that the Web continues to experience increased numbers of users, frequency of use or increased bandwidth requirements of users, there can be no assurance that the Web infrastructure will continue to be able to support the demands placed on it by this continued growth or that the performance or reliability of the Web will not be adversely affected.

Industry estimates that spending on Internet advertising in the United States will grow from $940 million in 1997 to $7.7 billion in 2002. The Internet has become a compelling advertising vehicle that provides advertisers with targeting tools not available from traditional advertising media. The interactive nature of the Internet and the development of "click-through" advertising banners and other feedback tools enable advertisers to measure impression levels, establish a dialogue with users and receive "real-time" direct feedback from their target markets.

Such feedback provides advertisers with an effective means to measure the attractiveness of their offerings among targeted audiences and make modifications to their advertising campaigns on short notice. Community sites are generally able to provide advertisers significantly more information regarding consumers than other Web sites because they collect detailed demographic data and facilitate the development of user-created affinity groups. The ability to target advertisements to broad audiences, specific regional populations, affinity groups or individuals makes community Web site advertising a highly versatile and effective tool for delivering customized and cost-effective messages. One indicator of the Internet's popularity as an advertising medium is the growing number and diversity of Internet advertisers.

Most early Internet advertisers were technology and Internet-related companies. Today, a growing number of Internet advertisers consist of traditional, consumer product and service companies. The diverse audience of users accessing community sites has made such sites especially attractive to consumer product and service companies advertising on the Internet. The Company believes that this trend should continue, and that a wide variety of companies outside the technology and Internet industries, such as financial services, consumer goods, automotive and pharmaceutical companies, are or will be increasingly using the Internet, and community sites in particular, to advertise.

Furthermore, the Web has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and could face such outages and delays in the future, including outages and delays resulting from the inability of certain computers or software to distinguish dates in the 21st century from dates in the 20th century. These outages and delays could adversely affect the level of Web usage and also the level of traffic for Oleramma, Inc. In addition, the Web could lose its viability due to delays in the development or adoption of new development or adoption of new standards and protocols to handle increased levels of activity or due to increased governmental regulation.

The Internet allows marketers to collect meaningful demographic information and feedback from consumers, and to rapidly respond to this information with new messages. This offers a significant new opportunity for businesses to increase the effectiveness of their direct marketing campaigns. In traditional media, a significant portion of all advertising budgets are spent on direct marketing because of its effectiveness. However, the effectiveness of direct marketing campaigns is dependent upon the quality of consumer data used to develop and place complementary products, services or facilities are developed and the Web becomes a viable commercial marketplace in the long term, the Company might be required to incur substantial expenditures in order to adapt its products to changing Web technologies, which could have a material adverse effect on the Company's business, results of operations and financial condition. Any deterioration in these markets could have a material adverse effect on the Company's business, financial condition and results of operations.

(ix) Dependence on Outside Suppliers
------------------------------------

The Company plans to purchase consumer merchandise, appliances, jewelry, computers, etc., to sell and market over its Interactive Web site. The cost of the merchandise will vary on the quantity purchased and type of merchandise to be sold. For example, the cost of jewelry items can be purchased at eight
(8) cents on the dollar, whereas certain appliances can be purchased at fifty
(50) cents on the dollar.   The company's ability to negotiate bulk purchases
and special deals, for products which can be sold through their Interactive Web Site, will vary greatly. The results in finding supplier who can provide products with reasonable margins can affect the results of the Company.
(See "Business of the Company").


(x) Potential Conflicts of Interest
-----------------------------------

     	Potential conflicts of interest may arise between the Company and its officers and directors. Although each of the Company's officers and directors is committed to devote full working time to the business of the Company, they also may be engaged in other business activities. If these business activities are of the same type as those engaged in or contemplated by the Company, conflicts of interest will arise in the area of corporate opportunities or in the area of conflicting time commitments with respect to the officers and directors of the Company. Conflicts of interest also will develop with respect to any contractual relationships that may be entered into between the Company and any of its officers and directors. The Company has established a policy pursuant to which the Board of Directors will consider transactions with officers, directors, and shareholders of the Company and their respective affiliates. Pursuant to this policy, the Board of Directors will not approve any transaction unless it determines that the terms of the transaction are no less favorable to the Company than those available from unaffiliated parties. Because this policy is not contained in the Company's Articles of Incorporation or Bylaws, the policy is subject to change by the Board of Directors, although it currently is not contemplated that the policy will be changed. In addition, in the event any conflicts of interest arise with respect to any officer or director of the Company, the Company anticipates that its officers and directors will exercise their judgment consistent with their fiduciary duties arising under the applicable state laws. There can be no assurance that all conflicts of interest will be resolved in favor of the Company.


(xi) Marketing and Advertising
------------------------------

The Company's objective is to advertise its Web site through the mass media.

All total, the Company plans to use the following marketing means, materials and support to help market its establishments:

1.  An advertising campaign announcing the new interactive Web Site.
2. Promotions through the "Ask the Fat Man" show on the Cable Radio Network (The "Ask the Fat Man" show is hosted by Mr. Buck Hunter, a Director and major shareholder in Oleramma, Inc.)
3.  Internet Search Engines

(xii) Online Commerce Security Risks
------------------------------------

A significant barrier to online commerce and communications is the secure transmission of confidential information over public networks. OLERAMMA, Inc. plans to accept credit cards for purchases of its products. The Company will rely on encryption and authentication technology licensed from third parties to provide the security and authentication technology to effect secure transmission of confidential information, including customer credit card numbers. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments will not result in a compromise or breach of the technology used by the Company to protect customer transaction data.

If any such compromise of the Company's security were to occur, it could have a material adverse effect on the Company's reputation and, therefore, on its business, results of operations and financial condition. Furthermore, a party who is able to circumvent the Company's security measures could misappropriate proprietary information or cause interruptions in the Company's operations. The Company may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. Concerns over the security of transactions conducted on the Internet and other online services and the privacy of users may also inhibit the growth of the Internet and other online services generally, and the Web in particular, especially as a means of conducting commercial transactions.
To the extent that activities of the Company involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could damage the Company's reputation and expose the Company to a risk of loss or litigation and possible liability. There can be no assurance that the Company's security measures will prevent security breaches or that failure to prevent such security breaches will not have a material adverse effect on the Company's business, results of operations and financial condition.

(xiii) Risk Associated with System Failures
-------------------------------------------

The Company's ability to facilitate trade successfully and provide high quality customer service, depends on the efficient and uninterrupted operation of its computer and communications through its designated Internet Service Provider (ISP). These systems and operations are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures, break-ins, sabotage, intentional acts of vandalism and similar events. The Company does not have fully redundant systems, a formal disaster recovery plan or alternative providers of hosting services and does not carry business interruption insurance to compensate it for losses that may occur. Despite any precautions taken by, and planned to be taken by the Company, the occurrence of a natural disaster or other unanticipated problems with its ISP could result in interruptions in the services provided by the Company.

In addition, the failure by the ISP to provide the data communications capacity required by the Company, as a result of human error, natural disasters other operational disruption, could result in interruptions in the Company's service. Any damage to or failure of the systems of the Company could result in reductions in, or terminations of, the Company's service, which could have a material adverse effect on the Company's business, results of operations and financial condition. In the case of frequent or frequent or persistent system failures, the Company's reputation and name brand could be materially adversely affected. Although the Company has implemented certain network security measures, the Company and its IPS are also vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of data or the inability to complete customer auctions. In addition, although the Company works to prevent unauthorized access to Company data, it is impossible to eliminate this risk completely.
The occurrence of any and all of these events could have a material adverse effect on the Company's business, results of operations and financial condition.

(xiv) Lack of Significant Liability Coverage
--------------------------------------------

There is no guarantee that the level of liability coverage secured by the Company will be adequate to protect the Company from risks associated with claims that exceed the level of liability coverage maintained by the Company. As a result of the Company's limited operations to date, no threatened or actual claims have been made upon the Company for product, service or other liability.

(xv) Government Regulation
--------------------------

Government legislation has been proposed that imposes liability for or prohibits the transmission over the Internet of certain types of information. The imposition upon the Company and other online providers of potential liability for information carried on or disseminated through their services could require the Company to implement measures to reduce its exposure to such liability, which may require the Company to expend substantial resources and/or to discontinue certain service offerings. In addition, the increased attention focused upon liability issues as a result of these lawsuits and legislative proposals could impact the growth of Internet use.

The Company does not believe that such regulations, which were adopted prior to the advent of the Internet, govern the operations of the Company's business nor have any claims been filed by any state implying that the Company is subject to such legislation. There can be no assurance, however, that State government will not attempt to impose these regulations upon the Company in the future or that such imposition will not have a material adverse effect on the Company's business, results of operations and financial condition. Several States have also proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has also recently settled a proceeding with one online service regarding the manner in which personal information is collected from users and provided to third parties. Changes to existing laws or the passage of new legislation, could create uncertainty in the marketplace that could reduce demand for the services of the Company or increase the cost of doing business as a result of litigation costs or increased service delivery costs, or could in some other manner have a material adverse effect on the Company's business, results of operations and financial condition. In addition, because the Company's services are accessible worldwide, and the Company may facilitate sales of goods to users worldwide, other jurisdictions may claim that the Company is required to qualify to do business as foreign corporation in particular state or foreign country.

Due to the increasing popularity and use of the Internet and other online services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other online services covering issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Although sections of the Communications Decency Act of 1996 (the "CDA") that, among other things, proposed to impose criminal penalties on anyone distributing "indecent" material to minors over the Internet, were held to be unconstitutional by the U.S. Supreme Court, there can be no assurance that similar laws will not be proposed and adopted. Certain members of Congress have recently discussed proposing legislation that would regulate the distribution of "indecent" material over the Internet in a manner that they believe would withstand challenge on constitution law.

Any new legislation or regulation, or the application of laws or regulations from jurisdictions whose laws do not currently apply to the Company's business, for third-party activities and jurisdiction. The adoption of new laws or the application of existing laws may decrease the growth in the use of the Internet, which could in turn decrease the demand for the Company's services, increase the Company's cost of doing business or otherwise have a material adverse effect on the Company's business, results of operations and financial condition.

There can be no assurance, however, that State government will not attempt to impose these regulations upon the Company in the future or that such imposition will not have a material adverse effect on the Company's business, results of operations and financial condition.

(xvi) Pursue Strategic Acquisitions and Alliances
-------------------------------------------------

The Company believes that there are numerous opportunities to acquire other businesses with established bases, compatible operations, experience with additional synergistic aspects, and experienced management. The Company believes that these acquisitions, if successful, will result in mutually beneficial opportunities, and may increase the Company's revenue and income growth. The Company intends to seek opportunities to acquire businesses, services and/or technologies that it believes will complement its business operations. The Company plans to seek opportunistic acquisitions that may provide complementary services, expertise or access to certain markets. No specific acquisition candidates have been identified, and no assurance can be given that any transactions will be effected, or if effected, will be successful.

In addition, the Company may execute strategic alliances with partners who have established operations. As part of these joint venture agreements, the Company may make investments in or purchase a part ownership in these joint ventures. The Company believes that these joint venture relationships, if successful, will result in synergistic opportunities, allowing the Company to gain additional insight, expertise and penetration in markets where joint venture partners already operate, and may increase the Company's revenue and income growth. No specific joint venture agreements have been signed, and no assurance can be given that any agreements will be effected, or if effected, will be successful.


(xvii) Employees
----------------

The Company currently has two (2) employees: one President, and one Secretary. If the company can develop its interactive website, at that time the Company will either consider adding more employees, or subcontracting for additional employees.

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company's corporate headquarters are located at: 5085 Lift Drive, Suite 201, Colorado Springs, CO 80919, Telephone: (800) 410-2225. The office space is provided by one of the Directors of the Company at no cost to the Company.

ITEM 3.  LEGAL PROCEEDINGS.

As of the date hereof, Oleramma, Inc. is not a party to any material legal proceedings, and none are known to be contemplated against Oleramma, Inc.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.

                                PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(i) Market Information
----------------------

Until November 2, 1999, there was no public trading market for the Company's stock. On that day the Company's common stock was cleared for trading on the OTC Bulletin Board system under the symbol OLRM. A very limited market exists for the trading of the Company's common stock.

The table below sets forth the high and low bid prices of our common stock for each quarter shown, as provided by the Nasdaq Trading and Market Services Research Unit. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.




FISCAL 1999                                  HIGH              LOW
--------------------------------             ----              ----
Quarter Ended March 31, 1999                 N/A               N/A
Quarter Ended June 30, 1999                  N/A               N/A
Quarter Ended September 30, 1999             N/A               N/A
Quarter ended December 31, 1999              $0.25             $0.04


(ii) Holders
------------

The approximate number of holders of record of common stock as of December 31, 1999 was fifty-seven (57).

(iii) Dividends
---------------

Holders of common stock are entitled to receive such dividends as the board of directors may from time to time declare out of funds legally available for the payment of dividends. No dividends have been paid on our common stock, and we do not anticipate paying any dividends on our common stock in the foreseeable future.

(iv) Recent Sales of Unregistered Securities
--------------------------------------------

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

(i) General
-----------

We will continue to devote the major portion of our resources to the the development of an interactive website.

The new management and ownership of the Company plans to develop an interactive website to market consumer products over the Internet, utilizing an auction format, where the customers can interact to bid on items.

Additionally, the Company plans to seek advertisers, to advertise their product(s) on the Company's Web site. For any advertisers on the Company's Web site, the Company will provide a link to the advertisers' Web site and charge a customary/nominal fee, for each customer who links to their advertisers Web site.

The Company has a limited operating history upon which an evaluation of the Company, its current business and its prospects can be based, each of which must be considered in light of the risks, expenses and problems frequently encountered by all companies in the early stages of development, and particularly by such companies entering new and rapidly developing markets like the Internet. The Company's prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as online commerce. Such risks include, without limitation, the lack of broad acceptance of the company's products on the Internet, the possibility that the Internet will fail to achieve broad acceptance, the inability of the Company to generate significant e-Commerce based revenues from Internet customers, the company's inability to anticipate and adapt to a developing market, the failure of the company's network infrastructure (including its server, hardware and software) to efficiently handle its Internet traffic, changes in laws that adversely affect the company's business, the ability of the Company to manage its operations, including the amount and timing of capital expenditures and other costs relating to the expansion of the company's operations, the introduction and development of different or more extensive communities by direct and indirect competitors of the Company, including those with greater financial, technical and marketing resources, the inability of the Company to maintain and increase levels of traffic on its Web site, the inability of the Company to attract, retain and motivate qualified personnel and general economic conditions.

The Company has not achieved revenues or profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of growth in the Company's revenues from sales of its products, and possibility advertising revenues on its Web site. As of December 31, 1999, the Company had an accumulated deficit of thirty-five thousand six hundred fifty-six ($35,656) dollars. The Company expects that its operating expenses will increase significantly during the next several months, especially in the areas of sales and marketing, and brand promotion. Thus, the Company will need to generate increased revenues to achieve profitability. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

The Company's future success is substantially dependent upon continued growth in the use of the Internet. To generate product sales, advertising sales, e-Commerce service fees for Oleramma, Inc., the Internet's recent and rapid growth must continue, and e-Commerce on the Internet must become widespread. None of these can be assured. The Internet may prove not to be a viable commercial marketplace. Additionally, due to the ability of consumers to easily compare prices of similar products or services on competing Web sites, gross margins for e-Commerce transactions may narrow in the future and, accordingly, the Company's revenues from e-Commerce arrangements may be materially negatively impacted. If use of the Internet does not continue to grow, the Company's business, results of operations and financial condition would be materially and adversely affected. Additionally, to the extent that the Internet continues to experience significant growth in the number of users and the level of use, there can be no assurance that its technical infrastructure will continue to be able to support the demands placed upon it. The necessary technical infrastructure for significant increases in e-Commerce, such as a reliable network backbone, may not be timely and adequately developed. In addition, performance improvements, such as high-speed modems, may not be introduced in a timely fashion. Furthermore, security and authentication concerns with respect to transmission over the Internet of confidential information, such as credit cared numbers, may remain. Issues like these could lead to resistance against the acceptance of the Internet as a viable commercial marketplace. Also, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of activity, or due to increased governmental regulation. Changes in or insufficient availability of telecommunications services could result in slower response times and adversely affect usage of the Internet. Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty, and there exist few proven services and products.


(ii) Results of Operations
--------------------------

As a developmental stage Company, the Company has yet to generate any revenues. In addition, the Company does not expect to generate any revenues over the next approximately to twelve (12) months. During calendar year, 1999, the Company experienced net losses $28,815. The bulk of these expenses were for general and administrative costs, accounting purposes, and filing fees. This loss compares to a loss of $6,841 for 1998 (September 30, 1998, inception through December 31, 1998). The Company does not have any material commitments for capital expenditures.

(iii) Liquidity and Capital Resources
-------------------------------------

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

The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations. These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. There is no assurance that the proceeds of the Company will be able to raise sufficient funding to enhance the Company's financial resources sufficiently to generate volume for the Company.

(iv) Year 2000 Issue
--------------------

We are not currently utilizing any electronic processing systems and Therefore we are not directly at risk for having systems that will not recognize the Year 2000 ("Y2K") or treat any date after December 31, 1999 as a date during the twentieth century. However, no assurances can be given that we will be able to avoid all Y2K problems, especially those that might originate with third parties with whom we transact business, such as financial institutions, and we have not undertaken any investigation to determine the Y2K readiness of such parties. If we or any third party with whom we do business were to have a Y2K problem, our business could be disrupted and our financial condition and results of operations could be materially adversely affected.

ITEM 7.  FINANCIAL STATEMENTS.




                               OLERAMMA, INC.

                      (A DEVELOPMENT STATE COMPANY)

                           FINANCIAL STATEMENTS
                           --------------------
                            December 31, 1998
                            December 31, 1998

                             TABLE OF CONTENTS
                             -----------------
                                   							      PAGE
                                                ----
INDEPENDENT AUDITORS REPORT                      F-1

BALANCE SHEET                                    F-2

STATEMENT OF OPERATIONS				                      F-3

STATEMENT OF STOCKHOLDERS' EQUITY                F-4

STATEMENT OF CASH FLOWS                          F-5

NOTES TO FINANCIAL STATEMENTS                    F-6-7

                         BARRY L. FRIEDMAN, P.C.
                       Certified Public Accountant

1582 Tulita Drive	                       OFFICE  (702) 361-8414
Las Vegas, NV  89123	                    FAX NO  (702) 896-0278

                       INDEPENDENT AUDITORS' REPORT
                       ----------------------------


Board of Directors		               February 15, 2000
Oleramma, Inc.
Apache Junction, Arizona

I have audited the accompanying Balance Sheets of Oleramma, Inc., Inc. (A Development Stage Company), as of December 31, 1999, and December 31, 1998, and the related Statements of Operations, Stockholders' Equity and Cash Flows for the year ended December 31, 1999, and the period September 21, 1998, (inception) to December 31, 1998. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion of these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the account principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oleramma, Inc., Inc. (A Development Stage Company), as of December 31, 1999, and December 31, 1998, and the results of its operations and cash flows for the year ended December 31, 1999, and the period September 21, 1998, (inception) to December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #3 to the financial statements, the Company has ad no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard these matters are also described in Note #3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Barry L. Friedman
------------------------------
Barry L. Friedman
Certified Public Accountant

        			                   OLERAMMA, INC.
			                  (A Development Stage Company)

BALANCE SHEET




                  				         BALANCE SHEET
                               -------------

                       					      ASSETS
                                  ------
		                                             December      December
                        					                  31, 1999      31, 1998

CURRENT ASSETS:
  Cash                                         $ 11,080      $   1,193

 TOTAL CURRENT ASSETS:	                        $ 11,080      $   1,193

OTHER ASSETS:

   Organization Costs (Net)	  		                $      0	     $     342

   TOTAL OTHER ASSETS:		                        $      0      $     342


TOTAL ASSETS                                    $ 11,080      $   1,535
                                                ========      =========


         		          LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

CURRENT LIABILITIES
     Officers Advances (Note #6)                $    360       $     360

 TOTAL CURRENT LIABILITIES:                     $    360       $     360

STOCKHOLDERS' EQUITY:  (Note #4)

   Preferred stock, $0.001 par value,
   Authorized 5,000,000 shares;
   Issued and outstanding at
   December 31, 1999 -  None			                 $      0       $       0

   Common stock, $0.001 par value,
   Authorized 20,000,000 shares;
   Issued and outstanding at
   December 31, 1998-3,000,000 shares                          $   3,000
   December 29, 1999-3,767,200 shares
   February 28, 1999 -
   3,767,200 shares			                  	       $  3,767

   Additional Paid-In Capital			                  42,609	          5,016

   Deficit accumulated during
   The development stage                         -35,656          -6,841
                                                --------      ----------
TOTAL STOCKHOLDERS' EQUITY                      $ 10,720      $    1,175
						                                          --------       ----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY:	                          $ 11,080      $    1,535



The accompanying notes are an integral part of these financial statements

                				          OLERAMMA, INC.
  	                   (A Development Stage Company)

STATEMENT OF OPERATIONS

                			          STATEMENT OF OPERATIONS
                            ------------------------

                         					Year               Sept 21, 	    Sept 21, 1998
				                         	Ended              1998, to      (Inception)
				                         	Dec. 31            Dec. 31,      to Dec. 31,
					                         1999                1998            1999

INCOME
   Revenue	                			$      0        		$       0    		$      0


EXPENSES
   General and
   Administrative             $ 28,473          $   6,823      $ 35,296
   Amortization                    342                 18           360

     Total Expenses	         	$ 28,815          $   6,841      $ 35,656

   Net Profit/Loss (-)      		$-28,815          $  -6,841      $-35,656
                              ========          =========      ========

Net Loss per share            $ -.0790          $  -.0023      $ -.1017
                              ========          =========      ========
Weighted average
Number of common
shares outstanding          		3,645,289         3,000,000      3,505,430
                              =========         =========      =========



	The accompanying notes are an integral part of these financial statements

            				           OLERAMMA, INC.
			                (A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	              STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               --------------------------------------------

                                                                  Deficit
                                                                accumulated
           			              Common Stock         Additional       during
			                         ------------	        paid-in        development
			                      Shares      Amount      capital        		stage
                        ------      ------       ----------     ------------
September 22,
1998 issued for
cash		           	      3,000,000   $   3,000    $   5,016      $       0

Net loss,
September 21,
1998 (inception)
to Dec. 31, 1998	                               						             -6,841
	                       -------------------------------------------------
Balance,
Dec. 31, 1998        	 	3,000,000  	$  3,000	    $   5,016         -6,841

Feb 28, 1999
issued from
sale of
public offering           767,200	       767        37,591

Net loss year ended
December 31, 1999                                                 -28,815
                        -------------------------------------------------

Balance,
December 31, 1999       3,767,200   $   3,767	    $ 42,609 	    $ -35,656
                        =================================================


   The accompanying notes are an integral part of these financial statements

		                            OLERAMMA, INC.
       			            (A Development Stage Company)

STATEMENT OF CASH FLOWS

	       	               STATEMENT OF CASH FLOWS
                        -----------------------


                        					     Year            Sept 21,   	  Sept 21, 1998
					                             Ended           1998, to      (Inception)
					                             Dec. 31,        Dec. 31,      to Dec. 31,
					                             1999            1998          1999
Cash Flows from
Operating Activities
   Net Loss	                      $-28,815        $ -6,841	     $ -35,656
   Amortization                       +342             +18        +   360

Changes in assets and
Liabilities
   Organization Costs                    0            -360         -  360
   Increase in current
   liabilities
   Officers Advances                     0            +360         +  360

Cash Flows from
Investing Activities

Cash Flows from
Financing Activities:
   Issuance of common
   stock for cash	                 +38,360          +8,016        +46,376
                                  ---------------------------------------
Net increase/decrease in cash     $+ 9,887       $  +1,193      $ +11,080

Cash,
Beginning of period		                1,193          		   0	       	     0
       				                       ---------------------------------------
Cash,
End of Period                     $ 11,080       $   1,193     $   11,080


   The accompanying notes are an integral part of these financial statements

           			               OLERAMMA, INC.
			                  (A Development Stage Company)

          			          NOTES TO FINANCIAL STATEMENTS
                       -----------------------------
		               December 31, 1999, and December 31, 1998


NOTE 1  -  HISTORY AND ORGANIZATION OF THE COMPANY

The Company was organized September 21, 1998, under the laws of the State of Nevada as Oleramma, Inc. The Company currently has no operations and in accordance with SFAS #7, is considered a development company.

On September 22, 1998, the company issued 3,000,000 shares of its $0.001 par value common stock for cash of $8,016.00

On February 28, 1999, the Company completed a public officer that was registered with the State of Nevada pursuant to N.R.S. 90.490 and was exempt from federal registration pursuant to Regulation D, Rule 504 of the Securities Act of 1933 as amended. The Company sold 767,200 shares of Common Stock at a price of $0.05 per share for a total amount raised of $38,360.

NOTE 2 - ACCOUNTING POLICIES AND PROCEDURES

Accounting policies and procedures have not been determined except as follows:

1.  The Company used the accrual method of accounting.

2. Earnings per share is computed using the weighted average number of shares of common stock outstanding.

3. The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

4. In April, 1998, the American Institute of Certified Public Accountant's issued Statement of Position 98-5 ("SOP 98-5"), Reporting on the Costs of Start-Up Activities which provides guidance on the financial reporting of start-up costs and organizations costs. It requires costs of start-up activities and organization costs to be expenses as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998, with adoption reported as the cumulative effect of a change in accounting principle.

NOTE 3  -  GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

          			                   OLERAMMA, INC.
			                     (A Development Stage Company)

	           		          NOTES TO FINANCIAL STATEMENTS
                       -----------------------------
      		          December 31, 1999, and December 31, 1998

NOTE 4  -  RELATED PARTY TRANSACTIONS

The Company neither owns or leases any real or personal property. Office services are provided without charge by a directors. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 5  -  WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common or preferred stock.

NOTE 6 - OFFICERS ADVANCES

While the Company is seeking additional capital through a merger with an existing operating company, an officer of the Company has advanced funds on behalf of the Company to pay for any costs incurred by it. These funds are interest free.

-----------------------------------------------------------------------------


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable. The Company has not changed its accountant since its inception.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the current officers and directors of Oleramma, Inc.



Name                            Age          Position(s)
------------------------        ---         -----------------------------
Richard Lindberg                48           President

Mysha M. Lankhorst              40           Secretary

Larry Hunter                    53           Director

Bry Behrmann                    53           Director



Richard Lindberg
----------------

Richard Linberg, President - From January, 1999 to present, President BuckTV.com, Colorado Springs, CO. In this capacity Mr. Lindberg has developed the administrative infrastructure of a startup internet company to provide live auctions on the world wide web. From 1994 through 1999, he was the owner of 3-D panting, Colorado Springs, CO, a painting contractor Business. From 1991 to 1994, Mr. Lindberg was National Marketing Director and Project Director for Adman Systems, Inc., Carpinteria, CA, he was responsible for the national marketing for a health care document imaging systems company. From 1990 to 1991, Mr. Lindberg was Senior Imaging Consultant for Images Systems Services, McLean, VA, where he provided management consulting expertise for document imaging systems. From 1988 to 1990, he was Chief Information Officer, for the Phoenix House Foundation, NY, NY, responsible for the installation and customization of CSCI's General Ledger and Accounts Payable. From 1984 to 1988, he was President, Owner and Consultant for Sunlight Consulting, Miami, Florida, he provided executive management and computer expertise to professional businesses and state agencies. From 1982 to 1984, he was MIS Director for Tax Shelter Annuity Corporation, Edison, NJ, responsible for the administration of a S/38 data processing department including strategic planning, implementation and control of all conversions from the S/34.
Mr. Lindberg, a graduate of Union College, NJ, with an AAS in Computer Science and he has a Bachelor of Arts Degree in Management from Rutgers University.

Mysha M. Lankhorst
------------------

Mysha M. Lankhorst, Secretary - From 1998 to Present, she has been working as the Executive Assistant for BuckTV.com, in Colorado Springs, CO. From 1995-1998 she founded and managed "Feeling Great! Healthcare," which combines traditional and alternative modes of preventive and palliative care.
From 1995-1997, she worked in the certified nutritionist program at the American Health Sciences University. From 1982-1995, she worked as a charge Nurse responsible for management, documentation, communication and personnel. She is a gratudate from the University of Virginia, with a Bachelor of Science in Nursing.

Larry Hunter
------------

Larry Hunter, Director - Mr Hunter served in the U.S. Navy as a Radar Electronic Technician. In his early 20's, he produced, authored and performed three Regional hit music records. He has extensive experience building network marketing sales forces for a number of companies, which includes, but not limited to: Amway, Life Trends, Melalueca, Radiant Life and Life Plus. Presently, he is a national radio host on the Cable Radio Network and a Television host.

Bry Behrmann
------------

Bry Behrmann, BS, JD, Director - Mr. Behrmann served in the U.S. Air Force, flying F-4 Phantom jets. He then returned to Brigham Young University, where he earned a Juris Doctorate. In his legal career, Mr. Behrmann served as Public Defender, County Prosecuting Attorney, and ultimately as a Judge for the Third Judicial District for the State of Idaho. Mr.Behrmann also conducted a private practice business law specializing in corporate and trust law for closely held corporations.

Directors are elected in accordance with our bylaws to serve until the next annual stockholders meeting. Oleramma, Inc. does not currently pay compensation to directors for services in that capacity.

Officers are elected by the board of directors and hold office until their successors are chosen and qualified, until their death or until they resign or have been removed from office. All corporate officers serve at the discretion of the board of directors. There are no family relationships between any director or executive officer and any other director or executive officer of Oleramma, Inc.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities (referred to as "reporting persons"), to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other Oleramma,
Inc. equity securities. Reporting persons are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file.

ITEM 10.  EXECUTIVE COMPENSATION.

As a result of our the Company's current limited available cash, no officer or director received compensation during the fiscal year ended December 31, 1999. Oleramma, Inc. intends to pay salaries when cash flow permits. No officer or director received stock options or other non-cash compensation during the fiscal year ended December 31, 1999. The Company does have employment agreements in place with each of its officer.


Name                            Position        Monthly Salary
----------------------------    ---------       ----------------
Richard Lindberg                President            $ 0

Mysha M. Lankhorst              Secretary            $ 0



ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the beneficial ownership of our outstanding common stock as of February 29, 2000, by each person known by Oleramma, Inc. to own beneficially more than 5% of the outstanding common stock, by each of our directors and officer and by all of our directors and officers as a group. Unless otherwise indicated below, to our knowledge all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law.




Name and Address                   Number of shares
of Beneficial Owner                Beneficially Owned       Percent of Class
-----------------------            -------------------      ----------------
Moringstar Trust (1)               1,425,000                38.0%

WFO Trust(2)                       1,425,000                38.0%

Richard Lindberg (3)                       0                 0.0%
   President
Mysha M. Lankhorst (4)                     0                 0.0%
  Secretary
                              ------------------------------------------------

                                   2,850,000                76.0%


All Officers and Directors	(4 persons)
------------------------
(1) Moringstar Trust, Larry Hunter, Trustee, 3200 S. Brazos, Las Vegas, NV
    89109
(2) WFO Trust, Bry Behrmann, Trustee, 3200 S. Brazos, Las Vegas, NV 89109
(3) Richard Lindberg, 5085 Lift Drive, Suite 201, Colorado Springs, CO 80919
(4) Mysha M. Lankhorst, 5085 Lift Drive, Suite 201, Colorado Springs, CO 80919


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Because of the Company's development stage nature and its relatively recent inception, August 6, 1998, the Company has no relationships or transactions to disclose.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS.

The following documents are included or incorporated by reference as exhibits to this report:



EXHIBIT
  NO.                        DOCUMENT DESCRIPTION
-------  ----------------------------------------------------------------------
(3)      ARTICLES OF INCORPORATION AND BY-LAWS

  3.1    Articles of Incorporation of the Company Filed August 6, 1998(1)

  3.2    By-Laws of the Company adopted September 23, 1998(1)

(4)      INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS

  4.1    Facsimile of specimen common stock certificate

(23)	   CONSENT OF EXPERTS AND COUNSEL

   23.1  Letter of Consent from Barry L. Friedman, CPA

(27)     FINANCIAL DATA SCHEDULE

  27.1   Financial Data Schedule

(29)	   ADDITIONAL EXHIBITS -- State Registration Statements

  29.1   Agent of the Issuer Registration(1)

  29.2   Notice of Effectiveness(1)



----------
(1) Previously filed as an exhibit to our registration statement on Form 10-SB (the "Registration Statement"), which was filed on April 29, 1999, and incorporated herein by reference.


(b)  REPORTS ON FORM 8-K

Oleramma, Inc. did not file any reports on Form 8-K during the fiscal year ended December 31, 1999. The Company did file a Current Report dated January 20, 2000 on Form 8-K containing information pursuant to Item 1 ("Changes in Control") entitled "Change of Principal ownership in the Company through the purchase of Founder's Common Stock," Item 5 ("Other Events") , entitled "Further capitalization through an upcoming Regulation D, Rule 505 Offering" and pursuant to Item 6 ("Resignation of Registrant's Directors") entitled "Change of Company's Directors." The new ownership and management changes have been reflected in this 10KSB.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 6, 2000                 OLERAMMA, INC.

                                     By:  /s/ Richard Lindberg
                                          -----------------------
                                          Richard Lindberg
                                          President, Chief Executive Officer



         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 6, 2000                 OLERAMMA, INC.

                                     By:  /s/ Mysha M. Lankhorst
                                          -----------------------
                                          Mysha M. Lankhorst
                                          Secretary