Form 10QSB
period 2000-03-31
BUCKTV COM INC
filed 2000-05-15
CIK 1083743

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549



                                   FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2000

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to __________

                   Commission File Number: 0-25909

                          BuckTV.com, Inc.
      ----------------------------------------------------
      (Exact name of Small Business Issuer in its Charter)

                Nevada                                  86-0931332
    ------------------------------                  -------------------
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                  Identification No.)

         5085 Lift Drive, Suite 201, Colorado Springs, CO 80919
         ------------------------------------------------------
                (Address of principal executive offices)

                                (800) 410-2225
                         --------------------------
                        (Issurer's telephone number

                                Oleramma, Inc.
                       -----------------------------
                       Former Name Since Last Filing


Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                           Yes [ X ]      No [  ]

State the number of shares outstanding for each of the issuer's classes of Common Stock as of the last practical date:

Common Stock, $0.001 par value per share, 100,000,000 shares authorized, 8,442,200 issued and outstanding as of March 31, 2000. Preferred
Non-Voting Stock, $0.001 par value per share, 5,000,000 shares authorized, none are issued nor outstanding as of March 31, 2000.

Transactional Small Business Disclosure Format

                                          Yes [   ]      No [ X ]

                                 BuckTV.com, Inc.
                                TABLE OF CONTENTS



Item 1.   Financial Statements.................................   3
          Balance Sheet (unaudited)............................   4
          Statements of Operations (unaudited).................   5
          Statements of Cash Flows (unaudited).................   6
          Notes to Financial Statements........................  7-8

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................   9


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................   13

Item 2.   Changes in Securities and Use of Proceeds............   13

Item 3.   Defaults upon Senior Securities......................   13

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................   13

Item 5.   Other Information.....................................  13

Item 6.   Exhibits and Reports on Form 8-K......................  13

Signatures......................................................  14

                                      2
PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

The unaudited financial statements of registrant for the three months ended March 31, 2000, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                                BUCKTV.COM, Inc.
                        (A Development Stage Company)
                                    AS AT
                           December 31, 1999 (Audited)
                            March 31, 2000 (Unaudited)


BALANCE SHEET

                                 BALANCE SHEET
                                 -------------

                                     ASSETS
                                     ------
                                                Unaudited     Audited
                                                -------       -------
                                                March         December
                                                31, 2000      31, 1999

CURRENT ASSETS:
  Cash                                          $     80      $ 11,080

 TOTAL CURRENT ASSETS:                          $     80      $ 11,080

OTHER ASSETS:

   Organization Costs (Net)                     $      0      $      0

   TOTAL OTHER ASSETS:                          $      0      $      0


TOTAL ASSETS                                    $     80      $ 11,080
                                                ========      ========


                     LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
     Officers Advances (Note #6)                $     0       $   360

 TOTAL CURRENT LIABILITIES:                     $     0       $   360

STOCKHOLDERS' EQUITY:  (Note #4)

   Preferred stock, $0.001 par value,
   Authorized 5,000,000 shares;
   Issued and outstanding at
   December 31, 1999 -  None                   $      0       $     0

   Common stock, $0.001 par value,
   Authorized 20,000,000 shares;
   Issued and outstanding at
   December 31, 1999 - 3,767,200 shares
   March 31, 2000 - 8,442,200 shares           $  8,442       $ 3,767

   Additional Paid-In Capital                    69,609        42,609

   Deficit accumulated during
   The development stage                       - 77,971       -35,656
                                               --------     ----------
TOTAL STOCKHOLDERS' EQUITY                     $     80     $  10,720
                                               --------     ----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY:	                         $     80     $  11,080
                                               ========     =========


The accompanying notes are an integral part of these financial statements.

                                 BUCKTV.COM, Inc.
                        (A Development Stage Company)

STATEMENT OF OPERATIONS

                             STATEMENT OF OPERATIONS
                            ------------------------


                             Unaudited         Unaudited       Audited
                            ---------          ---------       -------
                      Three months ended      For the Period    Jan 1
                           March 31           Sept 21, 1998     1999,
                                              (Inception) to    to Dec.
                     2000        1999         Mar 31, 2000      31, 1999
                     -------     ------       --------------    ---------
INCOME
   Revenue           $      0    $      0     $      0          $       0


EXPENSES
   General and
   Administrative    $ 41,000    $  1,200     $ 76,296          $ 28,473
   Amortization                                    360               342

  Total Expenses     $ 41,000    $  1,200     $ 76,656            28,815

Net Profit/Loss (-)  $-41,000    $ -1,200     $-76,656          $ 28,815
                     ========    ========     =========         ========

Net Loss per share   $-0.0002    $0.0003      $-0.0200          $-0.0790
                     ========    =======      =========         ========
Weighted average
Number of common
shares outstanding  3,827,140   3,191,800     3,827,140        3,645,289
                    =========   =========     =========        =========



The accompanying notes are an integral part of these financial statements.

                                 BUCKTV.COM, Inc.
                        (A Development Stage Company)

STATEMENT OF CASH FLOWS

                                 STATEMENT OF CASH FLOWS
                                 -----------------------


                             Unaudited     Audited            Unaudited
                             -------------------------------------------
                             Jan 1         Year            Sept 21, 1998
                             2000 to       Ended           (Inception)
                             Mar 31,       Dec. 31,        to Mar. 31,
                             2000          1999            2000
Cash Flows from
Operating Activities
   Net Loss                  $-41,000      $-28,815        $ -76,656
   Amortization                                +342          +   360

Changes in assets and
Liabilities
   Organization Costs               0            0            -  360
   Increase in current
   liabilities
   Officers Advances                0            0            +  360

Cash Flows from
Investing Activities                0            0                 0

Cash Flows from
Financing Activities:
   Issuance of common
   stock for cash            $+30,000      +38,360           +76,376
                              --------------------------------------
Net increase/decrease
   in cash                   $-11,000     $+ 9,887         $     +80

Cash,
Beginning of period            11,080        1,193                 0
                              --------------------------------------
Cash,
End of Period                $     80     $  11,080        $  11,080


The accompanying notes are an integral part of these financial statements.

                               BUCKTV.COM, Inc.
                        (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                        -----------------------------
                               March 31, 2000


NOTE 1  -  HISTORY AND ORGANIZATION OF THE COMPANY

The Company was organized September 21, 1998, under the laws of the State of Nevada as BuckTV.com, Inc. The Company currently has no operations and in accordance with SFAS #7, is considered a development company.

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

In March, 2000, the company pursuant to Regulation D, Rule 506 of the Securities Act of 1933 as amended, sold 3,000,000 restricted common shares for $30,000 to further capitalize the Company, which was needed to establish administrative offices.

On March 28, 2000, the Company filed Form S-8 Registration to issue 1,675,000 common shares of stock, which were for consulting services to seven different individuals, and employment agreements to two different individuals.

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

                                 BUCKTV.COM, Inc.
                        (A Development Stage Company)

                            NOTES TO FINANCIAL STATEMENTS
                            -----------------------------
                                 March 31, 2000


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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

The Registrant was incorporated on September 21, 1998, in the state of Nevada under the name BuckTV.com, Inc. BuckTV.com, Inc. was incorporated to transact any lawful business. The Company originally hoped to develop a genetically engineered type of Pima cotton seed with a gene that contains a virus fatal to the pink bollworm, a leaf-munching pest that can destroy cotton fields. The Company's initial test results were not positive, and the Company subsequently changed management and control of its stock to a different group.

Under its new name, BuckTV.com, Inc., the new management and ownership of the Company has developed a new principal business strategy for the Company to market consumer products through an Interactive WEB site, based on an auction format, utilizing the talents and abilities of Mr. Buck Hunter, a major shareholder in, and a Director of, the Company, who is also a well-known radio and television personality.

This WEB site will be promoted through the Cable Radio Network, various search engines, through other Web sites, marketing its site to businesses/customers through e-mail, online media, and other marketing and promotional efforts.

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

Going Concern -

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

Unclassified Balance Sheet - In accordance with the provisions of SFAS No.53, the Company has elected to present an unclassified balance sheet.

Loss/Earnings Per Share - Earnings per share is computed using the weighted average number of shares of common stock outstanding.

The Company has not pursued or explored any opportunities for an acquisition or merger. This does not preclude that the Company may not explore any opportunities in the future.

Results of Operations

As of March 31, 2000, being a developmental stage Company, the Company has yet to generate any revenues. In addition, the Company does not expect to generate any revenues over the next approximately to six (6) months. During the First Quarter, the Company experienced net loss $41,000 as compared to a net loss of $1,200 for the same period last year.
The bulk of these expenses were for setting up offices in both Colorado and Nevada, along with general and administrative costs, accounting purposes, and filing fees. The Company does not have any material commitments for capital expenditures.

Plan of Operation

The Company has not achieved revenues or profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of growth in the Company's revenues from sales of its products, and possibly from advertising revenues on its Web site. As of March 31, 2000, the Company had an accumulated deficit of seventy-six thousand six hundred fifty-six ($76,656) dollars. The Company expects that its operating expenses will increase significantly during the next several months, especially in the areas of sales and marketing, and brand promotion. Thus, the Company will need to generate increased revenues to achieve profitability. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

Liquidity and Capital Resources

The Company's primary sources of liquidity since its inception have been the sale of shares of common stock from shareholders, which were used during the period from inception through September 30, 1999. An original stock offering was made pursuant to Nevada Revised Statues Chapter 90.490 (hereinafter referred to as the "Offering"). This Offering was made in reliance upon an exemption from the registration provisions of Section 5 of the Securities Act of 1993 (the "Act"), as amended, pursuant to Regulation D, Rule 504 of the Act. On September 22, 1998, the Company's founding shareholder purchased 3,000,000 shares of the company's authorized but unissued treasury stock for cash and assets. Additionally, the Company sold Thirty-eight Thousand Three Hundred Sixty Dollars ($38,360) or Seven Hundred Sixty-seven Thousand Two Hundred (767,200) shares of the Common Stock of the Company during the Offering to approximately fifty-six (56) shareholders in the State of Nevada. The offering was closed February 28, 1999. As of September 30, 1999, the Company has three million seven hundred sixty seven thousand two hundred shares (3,767,200) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately fifty-seven (57) shareholders of record, which includes the founder shares. The Company is planning a Regulation D, Rule 505 Private Placement Offering to raise additional capital for the Company. (See Item 6. "Exhibits and Reports on Form 8-K" below.)

The Company currently has two (2) employees: one President, and one Secretary. If the company can develop its interactive website, at that time the Company will either consider adding more employees, or subcontracting for additional employees.

The Company has no material commitments for capital expenditures nor does it foresee the need for such expenditures over the next year.

Market For Company's Common Stock

Until November 2, 1999, there was no public trading market for the Company's stock. On that day the Company's common stock was cleared for trading on the OTC Bulletin Board system under the symbol OLRM. When the Company changed its name to BuckTV.com, it was issued the new trading symbol BKTV by the NASD. (See Item 4 below: "Submission of Matters to a vote of Securities Holders.") A very limited market exists for the trading of the Company's common stock.

Dividend Policy

The Company has not yet adopted any policy regarding payment of dividends. Holders of common stock will ultimately be entitled to receive such dividends as the board of directors may from time to time declare out of funds legally available for the payment of dividends. No dividends have up to now been paid on our common stock, and we do not anticipate paying any dividends on our common stock in the foreseeable future.

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

This Form10-QSB contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Registration and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; (iii) the Internet and Internet commerce; and, (iv) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the Company's limited operating history, dependence on continued growth in the use of the Internet, the Company's inexperience with the Internet, potential fluctuations in quarterly operating results and expenses, security risks of transmitting information over the Internet, government regulation, technological change and competition.

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

                       PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company is not a party to any legal proceedings, and none are known to be contemplated.

ITEM 2.  Changes in Securities and Use of Proceeds

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

On March 29, 2000, the Company held a Stockholder's Meeting at its
Corporate offices at 5085 Lift Drive, Suite 201, Colorado Springs, CO 80919, for the following purposes:

1. To vote on a proposal to amend Oleramma's Articles of Incorporation to change the name of Oleramma, Inc. from "Oleramma, Inc." to "BuckTV.com, Inc."

2. To vote on a proposal to amend Oleramma's Articles of Incorporation to increase the number of authorized common shares from twenty million to one hundred million shares.

The Shareholder's approved the change of corporate name from Oleramma, Inc., To BuckTV.com, Inc., and the authorization of 100,000,000 common shares.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

BuckTV, Inc. did file Form 8-K during the First Quarter, ended March 31, 2000. The Company did file a Current Report dated January 20, 2000 on
Form 8-K containing information pursuant to Item 1 ("Changes in Control") entitled "Change of Principal ownership in the Company through the purchase of Founder's Common Stock," Item 5 ("Other Events"), entitled "Further capitalization through an upcoming Regulation D, Rule 505 Offering" and pursuant to Item 6 ("Resignation of Registrant's Directors") entitled "Change of Company's Directors." The new ownership and management changes have been reflected in this Form 10QSB.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned,thereunto duly authorized.

Date:  May 12, 2000                  BuckTV.com, Inc.

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

Date:  May 12, 2000                  BuckTV.com, Inc.

                                     By:  /s/ Mysha M. Lankhorst
                                          -----------------------
                                          Mysha M. Lankhorst
                                          Secretary