Form 10QSB/A
period 2000-03-31
BUCKTV COM INC
filed 2000-06-23
CIK 1083743

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                        AMENDMENT NO. 1 TO FORM 10-QSB


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

Common Stock, $0.001 par value per share, 100,000,000 shares authorized, 6,767,200 issued and outstanding as of March 31, 2000. Preferred
Non-Voting Stock, $0.001 par value per share, 5,000,000 shares authorized, none are issued nor outstanding as of March 31, 2000.

Transactional Small Business Disclosure Format

                                          Yes [   ]      No [ X ]

NOTE: THIS AMENDMENT IS BEING FILED TO REFLECT AUDITED FINANCIALS FOR THE FIRST QUARTER.

                                 BuckTV.com, Inc.
                                TABLE OF CONTENTS



Item 1.   Financial Statements...............................    3
          Independent Auditors' Report.......................    4
          Balance Sheet (audited)............................   5-6
          Statements of Operations (audited).................    7
          Statement of Stockholders' Equity (audited)........    8
          Statements of Cash Flows (audited).................    9
          Notes to Financial Statements....................... 10-11

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................  12


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................  16

Item 2.   Changes in Securities and Use of Proceeds............  16

Item 3.   Defaults upon Senior Securities......................  16

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................  16

Item 5.   Other Information..................................... 16

Item 6.   Exhibits and Reports on Form 8-K...................... 16

Signatures...................................................... 17

                                      2
PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

The audited financial statements of registrant for the three months ended March 31, 2000, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                         BARRY L. FRIEDMAN, P.C.
                       Certified Public Accountant

1582 Tulita Drive                          OFFICE  (702) 361-8414
Las Vegas, NV  89123                       FAX NO  (702) 896-0278

                       INDEPENDENT AUDITORS' REPORT
                       ----------------------------


Board of Directors                                 June 19, 2000
Oleramma, Inc.
Las Vegas, Nevada

I have audited the accompanying Balance Sheets of Oleramma, Inc. (A Development Stage Company), as of March 31, 2000, December 31, 1999, and December
31, 1998, and the related Statements of Operations, Stockholders' Equity and Cash Flows for the period January 1, 2000 to March 31, 2000, for the year ended December 31, 1999, and the period September 21, 1998, (inception) to December 31, 1998. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion of these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oleramma, Inc., (A Development Stage Company), as of March 31, 2000, December 31, 1999, and December 31, 1998, and the results of its operations and cash flows for the period January 1, 2000, to March 31, 2000, for the year ended December 31, 1999, and the period September 21, 1998, (inception) to December 31, 1998, in conformity with generally accepted accounting principles.

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

/s/ Barry L. Friedman
------------------------------
Barry L. Friedman
Certified Public Accountant

                                 BUCKTV.COM, Inc.
                        (A Development Stage Company)


BALANCE SHEET

                                 BALANCE SHEET
                                 -------------

                                     ASSETS
                                     ------


                                        March        December     December
                                        31, 2000     31, 1999     31, 1998

CURRENT ASSETS:
  Cash                                $     80      $ 11,080      $  1,193
                                      -------       --------      --------
 TOTAL CURRENT ASSETS:                $     80      $ 11,080      $  1.193
                                      -------       --------      --------
FIXED ASSETS
    Equipment                         $12,500       $      0      $      0
                                      -------       --------      --------
TOTAL FIXED ASSETS                    $12,500       $      0      $      0
                                      -------       --------      --------
OTHER ASSETS:
   Rental Deposit                     $ 2,500       $      0      $      0
   Prepaid Rent                        12,500       $      0      $      0
   Organization Costs (Net)           $     0       $      0      $    342
                                      -------       --------      --------
   TOTAL OTHER ASSETS:                $15,000       $      0      $    342
                                      -------       --------      --------
TOTAL ASSETS                          $27,500       $ 11,080      $  1,535
                                      ========      ========      ========


                                 BUCKTV.COM, Inc.
                        (A Development Stage Company)


BALANCE SHEET

                                  BALANCE SHEET
                                  -------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                        March        December     December
                                        31, 2000     31, 1999     31, 1998
                                        --------     --------     --------

CURRENT LIABILITIES
     Officers Advances (Note #6)       $      0      $     0      $   360
                                       --------      -------      -------
 TOTAL CURRENT LIABILITIES:            $      0      $   360      $   360
                                       --------      -------      -------
STOCKHOLDERS' EQUITY:  (Note #4)

   Preferred stock, $0.001 par value,
   Authorized 5,000,000 shares;
   Issued and outstanding at
   March 31, 1999 -  None              $      0      $     0      $     0

   Common stock, $0.001 par value,
   Authorized 20,000,000 shares;
   Issued and outstanding at
   Dec. 31, 1998 - 3,000,000 shares                               $ 3,000
   Dec. 31, 1999 - 3,767,200 shares                   $ 3,767
   Mar. 31, 2000 - 6,767,200 shares    $ 6,767

   Additional Paid-In Capital           69,609         42,609       5,016

   Deficit accumulated during
   The development stage               -48,876        -35,656      -6,841
                                      --------      ---------     -------
TOTAL STOCKHOLDERS' EQUITY             $27,500       $ 10,720     $ 1,175
                                      --------       --------     -------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY:                  $27,500       $ 11,080     $ 1,535
                                       =======       ========     =======


The accompanying notes are an integral part of these financial statements

                                 BUCKTV.COM, Inc.
                        (A Development Stage Company)

STATEMENT OF OPERATIONS

                             STATEMENT OF OPERATIONS
                            ------------------------


                     Jan. 1      Year         Sept. 21        Sept. 21, 1998
                     2000, to    Ended        1998, to        (inception)
                     Mar 31,     Dec. 31,     Dec. 31,         to Mar. 31,
                     2000        1999          1998              2000
                     -------     ------       --------------    ---------
INCOME
   Revenue           $      0    $      0     $      0          $       0


EXPENSES
   General and
   Administrative    $ 13,220    $ 28,473     $  6,823          $ 48,516
   Amortization             0         342           18               360
                     --------    --------     --------          --------
  Total Expenses     $ 13,220    $ 28,815     $  6,841            48,876
                     --------    --------     --------          --------

Net loss per share
Basic and diluted
Note #2              $-13,220    $-28,815     $ -6,841          $-48,876
                     ========    ========     =========         ========

Net loss per share
Basic and diluted
Note # 2             $-0.0029    $0.0790      $-0.0023          $-0.1333
                     ========    =======      =========         ========
Weighted average
number of common
shares outstanding  4,492,464   3,645,289     3,000,000        3,666,687
                    =========   =========     =========        =========



  The accompanying notes are an integral part of these financial statements

                                 BuckTV.com, Inc.
                          (A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                    STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    --------------------------------------------

                                                            Deficit
                                                            accumulated
                        Common Stock         Additional     during
                         ------------        paid-in        development
                      Shares      Amount     capital        stage
                        ------      ------   ----------     ------------
September 22,
1998 issued for
cash                   3,000,000   $   3,000    $   5,016     $       0

Net loss,
September 21,
1998 (inception)
to Dec. 31, 1998                                                 -6,841
                   ----------------------------------------------------
Balance,
Dec. 31, 1998          3,000,000   $  3,000     $   5,016        -6,841

Feb 28, 1999
issued from
sale of
public offering          767,200       767        37,591

Net loss year ended
December 31, 1999                                               -28,815
                    ---------------------------------------------------

Balance,
December 31, 1999      3,767,200   $   3,767    $ 42,609      $ -35,656

March 10, 2000
Issued for cash        3,000,000       3,000       27,000

Net loss,
Jan. 1, 2000, to
March 31, 2000                                                  -13,220
                     --------------------------------------------------

Balance,
March 31, 2000        6,767,200     $ 6,767     $ 69,609       $-48,876
                      =================================================


   The accompanying notes are an integral part of these financial statements

                                 BUCKTV.COM, Inc.
                        (A Development Stage Company)

STATEMENT OF CASH FLOWS

                                 STATEMENT OF CASH FLOWS
                                 -----------------------


                     Jan. 1      Year         Sept. 21        Sept. 21, 1998
                     2000, to    Ended        1998, to        (inception)
                     Mar 31,     Dec. 31,     Dec. 31,         to Mar. 31,
                     2000        1999          1998              2000
                     -------     ------       --------------    ---------
Cash Flows from
Operating Activities
 Net Loss            $-13,220    $-28,815     $ -6,841          $-48,876
 Amortization               0        +342          +18           +   360

Changes in assets and
Liabilities
 Equipment            -12,500           0            0            -12,500
 Rental Deposit       - 2,500           0            0            - 2,500
 Prepaid Rent         -12,500           0            0            -12,500
 Organization Costs        0            0       -  360            -   360
 Officers Advances         0            0       +  360                  0

Cash Flows from
Investing Activities       0            0            0                  0

Cash Flows from
Financing Activities:
 Issuance of common
 stock for cash     $+30,000      +38,360      +8,016             +76,376
                    --------     --------     -------            --------
Net increase/
decrease in cash   $-11,000     $+ 9,887     $+1,193            $       0

Cash,
Beginning of
period               11,080        1,193           0                    0
                    --------     --------     -------            --------

Cash,
End of Period      $      0    $  11,080     $  1,193           $       0
                   ========    =========     ========           =========


   The accompanying notes are an integral part of these financial statements

                                 BUCKTV.COM, Inc.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                        -----------------------------
        March 31, 2000, December 31, 1999, and December 31, 1998


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

On March 10, 2000, the Company issued 3,000,000 shares of its $0.001 par value common stock for cash of $30,000.

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

                                 BUCKTV.COM, Inc.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                        -----------------------------
         March 31, 2000, December 31, 1999, and December 31, 1998

NOTE 4  -  RELATED PARTY TRANSACTIONS

The Company neither owns or leases any real or personal property. Office services are provided without charge by a directors. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

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

Results of Operations

As of March 31, 2000, being a developmental stage Company, the Company has yet to generate any revenues. In addition, the Company does not expect to generate any revenues over the next approximately to six (6) months. During the First Quarter, the Company experienced net loss $13,220 as compared to a net loss of $1,200 for the same period last year.
The bulk of these expenses were for setting up offices in both Colorado and Nevada, along with general and administrative costs, accounting purposes, and filing fees. The Company does not have any material commitments for capital expenditures.

Plan of Operation

The Company has not achieved revenues or profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of growth in the Company's revenues from sales of its products, and possibly from advertising revenues on its Web site. As of March 31, 2000, the Company had an accumulated deficit of forty-eight thousand eight hundred seventy-six ($48,876) dollars. The Company expects that its operating expenses will increase significantly during the next several months, especially in the areas of sales and marketing, and brand promotion. Thus, the Company will need to generate increased revenues to achieve profitability. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

Liquidity and Capital Resources

The Company's primary sources of liquidity since its inception have been the sale of shares of common stock from shareholders, which were used during the period from inception through September 30, 1999. An original stock offering was made pursuant to Nevada Revised Statues Chapter 90.490 (hereinafter referred to as the "Offering"). This Offering was made in reliance upon an exemption from the registration provisions of Section 5 of the Securities Act of 1993 (the "Act"), as amended, pursuant to Regulation D, Rule 504 of the Act. On September 22, 1998, the Company's founding shareholder purchased 3,000,000 shares of the company's authorized but unissued treasury stock for cash and assets. Additionally, the Company sold Thirty-eight Thousand Three Hundred Sixty Dollars ($38,360) or Seven Hundred Sixty-seven Thousand Two Hundred (767,200) shares of the Common Stock of the Company during the Offering to approximately fifty-six (56) shareholders in the State of Nevada. The offering was closed February 28, 1999. As of September 30, 1999, the Company has three million seven hundred sixty seven thousand two hundred shares (3,767,200) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately fifty-seven (57) shareholders of record, which includes the founder shares. To further capitalize the Company, on March 10, 2000, the Company sold 3,000,000 restricted shares of its common stock for Thirty Thousand Dollars ($30,000) cash under Regulation D, Rule 506. The Company is planning a Regulation D, Rule 505 Private Placement Offering to raise additional capital for the Company. (See Item 6. "Exhibits and Reports on Form 8-K" below.)

The Company currently has two (2) employees: one President, and one Secretary. If the company can develop its interactive website, at that time the Company will either consider adding more employees, or subcontracting for additional employees.

The Company has no material commitments for capital expenditures nor does it foresee the need for such expenditures over the next year.

Market For Company's Common Stock

Until November 2, 1999, there was no public trading market for the Company's stock. On that day the Company's common stock was cleared for trading on the OTC Bulletin Board system under the symbol OLRM. Upon the name change of the Company to BuckTV.com, Inc., the stock symbol changed to: BKTV. (See, "Item 4 Submission of Matters to a Vote of Security Holders") A very limited market exists for the trading of the Company's common stock.

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

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

BuckTV.com, Inc. did file Form 8-K during the First Quarter, ended March 31, 2000. The Company did file a Current Report dated January 20, 2000 on
Form 8-K containing information pursuant to Item 1 ("Changes in Control") entitled "Change of Principal ownership in the Company through the purchase of Founder's Common Stock," Item 5 ("Other Events"), entitled "Further capitalization through an upcoming Regulation D, Rule 505 Offering" and pursuant to Item 6 ("Resignation of Registrant's Directors") entitled "Change of Company's Directors." The new ownership and management changes have been reflected in this Form 10QSB.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned,thereunto duly authorized.

Date:  June 22, 2000                 BuckTV.com, Inc.

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

Date:  June 22, 2000                 BuckTV.com, Inc.

                                     By:  /s/ Mysha M. Lankhorst
                                          -----------------------
                                          Mysha M. Lankhorst
                                          Secretary