Form 10QSB
period 2000-06-30
BUCKTV COM INC
filed 2000-08-14
CIK 1083743

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                   FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2000

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

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                           Yes [ X ]      No [  ]

State the number of shares outstanding for each of the issuer's classes of Common Stock as of the last practical date:

Common Stock, $0.001 par value per share, 100,000,000 shares authorized, 8,442,200 issued and outstanding as of June 30, 2000. Preferred
Non-Voting Stock, $0.001 par value per share, 5,000,000 shares authorized, none are issued nor outstanding as of June 30, 2000.

Transactional Small Business Disclosure Format

                                          Yes [   ]      No [ X ]

                                 BuckTV.com, Inc.
                                TABLE OF CONTENTS



Item 1.   Financial Statements...............................    3
          Balance Sheet (unaudited)..........................   4-5
          Statements of Operations (unaudited)...............    6
          Statements of Cash Flows (unaudited)...............    7
          Notes to Financial Statements.......................  8-9

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................  10


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................  14

Item 2.   Changes in Securities and Use of Proceeds............  14

Item 3.   Defaults upon Senior Securities......................  14

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................  14

Item 5.   Other Information..................................... 14

Item 6.   Exhibits and Reports on Form 8-K...................... 14

Signatures...................................................... 15

                                      2
PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

The financial statements of registrant for the six months ended June 30, 2000, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                                 BUCKTV.COM, Inc.
                        (A Development Stage Company)
           June 30, 2000, December 31, 1999, December 31, 1998


BALANCE SHEET

                                 BALANCE SHEET
                                 -------------

                                     ASSETS
                                     ------


                                         June        December     December
                                       30, 2000      31, 1999     31, 1998

CURRENT ASSETS:
  Cash                                $     80      $ 11,080      $  1,193
                                      -------       --------      --------
 TOTAL CURRENT ASSETS:                $     80      $ 11,080      $  1.193
                                      -------       --------      --------
FIXED ASSETS
    Equipment                         $12,420       $      0      $      0
                                      -------       --------      --------
TOTAL FIXED ASSETS                    $12,420       $      0      $      0
                                      -------       --------      --------
OTHER ASSETS:
   Rental Deposit                     $ 2,500       $      0      $      0
   Prepaid Rent                        12,500       $      0      $      0
   Organization Costs (Net)           $     0       $      0      $    342
                                      -------       --------      --------
   TOTAL OTHER ASSETS:                $15,000       $      0      $    342
                                      -------       --------      --------
TOTAL ASSETS                          $27,500       $ 11,080      $  1,535
                                      ========      ========      ========


                                 BUCKTV.COM, Inc.
                        (A Development Stage Company)
             June 30, 2000, December 31, 1999, December 31, 1998


BALANCE SHEET

                                  BALANCE SHEET
                                  -------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                         June        December     December
                                        30, 2000     31, 1999     31, 1998
                                        --------     --------     --------

CURRENT LIABILITIES
     Officers Advances (Note #6)       $      0      $     0      $   360
                                       --------      -------      -------
 TOTAL CURRENT LIABILITIES:            $      0      $   360      $   360
                                       --------      -------      -------
STOCKHOLDERS' EQUITY:  (Note #4)

   Preferred stock, $0.001 par value,
   Authorized 5,000,000 shares;
   Issued and outstanding at
   March 31, 1999 -  None              $      0      $     0      $     0

   Common stock, $0.001 par value,
   Authorized 20,000,000 shares;
   Issued and outstanding at
   Dec. 31, 1998 - 3,000,000 shares                               $ 3,000
   Dec. 31, 1999 - 3,767,200 shares                   $ 3,767
   Jun  30, 2000 - 8,442,200 shares    $ 8,442

   Additional Paid-In Capital           67,934         42,609       5,016

   Deficit accumulated during
   The development stage               -48,876        -35,656      -6,841
                                      --------      ---------     -------
TOTAL STOCKHOLDERS' EQUITY             $27,500       $ 10,720     $ 1,175
                                      --------       --------     -------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY:                  $27,500       $ 11,080     $ 1,535
                                       =======       ========     =======


The accompanying notes are an integral part of these financial statements

                                 BUCKTV.COM, Inc.
                        (A Development Stage Company)

STATEMENT OF OPERATIONS

                                 STATEMENT OF OPERATIONS
                                ------------------------
                                       Unaudited
                                       ---------

                   Three months ended     Six months ended    For the
                         ended                 ended          period
                        June 30               June 30       Sept 21, 1998
                                                           (Inception) to
                        2000     1999     2000     1999     June 30, 2000
                       -------   ------  ------    ------   -------------
INCOME:
Revenue               $     0    $     0   $        $     0   $      0


COSTS AND EXPENSES

   General and
   Administrative    $      0    $  4,039  $ 13,220  $ 7,458  $ 48,516
   Amortization             0           0         0        0       360
                     --------    --------  --------  -------  --------
  Total Expenses     $      0    $  4,039  $ 13,220  $ 7,458  $ 48,876
                     --------    --------  --------  -------  --------

Net loss per share
Basic and diluted
Note #2              $      0    $ -4,039  $-13,220  $-7,458  $-48,876
                     ========    ========  ========  =======  ========

Net loss per share
Basic and diluted
Note #2              $    nil    $    nil  $    nil  $   nil  $  -0.01
                     ========    ========  ========  =======  ========
Weighted average
number of common
shares outstanding  4,127,808  3,767,200  4,127,808  3,006,255  4,127,808
                    =========  =========  =========  =========  =========



  The accompanying notes are an integral part of these financial statements

                                 BUCKTV.COM, Inc.
                        (A Development Stage Company)


STATEMENT OF CASH FLOWS

                                 STATEMENT OF CASH FLOWS
                                 -----------------------


                     Jan. 1      Year         Sept. 21        Sept. 21, 1998
                     2000, to    Ended        1998, to        (inception)
                     June 30,    Dec. 31,     Dec. 31,         to June 30,
                     2000        1999          1998              2000
                     -------     ------       --------------    ---------
Cash Flows from
Operating Activities
 Net Loss            $-13,220    $-28,815     $ -6,841          $-48,876
 Amortization               0        +342          +18           +   360

Changes in assets and
Liabilities
 Equipment            -12,500           0            0            -12,500
 Rental Deposit       - 2,500           0            0            - 2,500
 Prepaid Rent         -12,500           0            0            -12,500
 Organization Costs        0            0       -  360            -   360
 Officers Advances         0            0       +  360                  0

Cash Flows from
Investing Activities       0            0            0                  0

Cash Flows from
Financing Activities:
 Issuance of common
 stock for cash     $+30,000      +38,360      +8,016             +76,376
                    --------     --------     -------            --------
Net increase/
decrease in cash   $-11,000     $+ 9,887     $+1,193            $       0

Cash,
Beginning of
period               11,080        1,193           0                    0
                    --------     --------     -------            --------

Cash,
End of Period      $     80    $  11,080     $  1,193           $       0
                   ========    =========     ========           =========


   The accompanying notes are an integral part of these financial statements

                                 BUCKTV.COM, Inc.
                        (A Development Stage Company)

                            NOTES TO FINANCIAL STATEMENTS
                            -----------------------------
           June 30, 2000, December 31, 1999, and December 31, 1998


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

On March 28,2000, the Company filed Form S-8 with the U.S. Securities and Exchange Commission and issued an additional 1,675,000 shares of its $0.001 par value common stock for services to the Company.

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

                                 BUCKTV.COM, Inc.
                        (A Development Stage Company)

                            NOTES TO FINANCIAL STATEMENTS
                            -----------------------------
            June 30, 2000, December 31, 1999, and December 31, 1998

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

Results of Operations

As of June 30, 2000, being a developmental stage Company, the Company has yet to generate any revenues. In addition, the Company does not expect to generate any revenues over the next approximately to six (6) months. During the Second Quarter, the Company had no expenditures as compared to a net loss of $4,039 for the same period last year. The Directors of the Company provided their services to maintain the operations of the Company at no cost to the Company. The Company does not have any material commitments for capital expenditures.

Plan of Operation

The Company has not achieved revenues or profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of growth in the Company's revenues from sales of its products, and possibly from advertising revenues on its Web site. As of June 30, 2000, the Company had an accumulated deficit of forty-eight thousand eight hundred seventy-six ($48,876) dollars. The Company expects that its operating expenses will increase significantly during the next several months, especially in the areas of sales and marketing, and brand promotion. Thus, the Company will need to generate increased revenues to achieve profitability. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

Liquidity and Capital Resources

The Company's primary sources of liquidity since its inception have been the sale of shares of common stock from shareholders, which were used during the period from inception through September 30, 1999. An original stock offering was made pursuant to Nevada Revised Statues Chapter 90.490 (hereinafter referred to as the "Offering"). This Offering was made in reliance upon an exemption from the registration provisions of Section 5 of the Securities Act of 1993 (the "Act"), as amended, pursuant to Regulation D, Rule 504 of the Act. On September 22, 1998, the Company's founding shareholder purchased 3,000,000 shares of the company's authorized but unissued treasury stock for cash and assets. Additionally, the Company sold Thirty-eight Thousand Three Hundred Sixty Dollars ($38,360) or Seven Hundred Sixty-seven Thousand Two Hundred (767,200) shares of the Common Stock of the Company during the Offering to approximately fifty-six (56) shareholders in the State of Nevada. The offering was closed February 28, 1999. As of September 30, 1999, the Company has three million seven hundred sixty seven thousand two hundred shares (3,767,200) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately fifty-seven (57) shareholders of record, which includes the founder shares. On March 10, 2000, the Company issued 3,000,000 shares of its $0.001 par value common stock for cash of $30,000 to its two Directors. On March 28,2000, the Company filed an S-8 with the U.S. Securities and Exchange Commission and issued an additional 1,675,000 shares of its $0.001 par value common stock for services to the Company. The Company plans a Regulation D, Rule 505 Private Placement Offering to raise additional capital for the Company. (See Item 6. "Exhibits and Reports on Form 8-K" below.)

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

                           PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company is not a party to any formal legal proceedings.

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

Date:  August 11, 2000                    BuckTV.com, Inc.

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

Date:  August 11, 2000                    BuckTV.com, Inc.

                                     By:  /s/ Mysha M. Lankhorst
                                          -----------------------
                                          Mysha M. Lankhorst
                                          Secretary