Form 10QSB
period 2000-09-30
BUCKTV COM INC
filed 2000-11-14
CIK 1083743

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                   FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For quarterly period ended September 30, 2000

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

                               (323) 274-1015
                        ---------------------------
                        (Issuer's telephone number)

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                                           Yes [  ]      No [ X ]

State the number of shares outstanding for each of the issuer's classes of Common Stock as of the last practical date:

Common Stock, $0.001 par value per share, 100,000,000 shares authorized, 15,081,420 issued and outstanding as of September 30, 2000. Preferred Non-Voting Stock, $0.001 par value per share, 5,000,000 shares authorized, none are issued nor outstanding as of September 30, 2000.

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

Item 6.   Exhibits and Reports on Form 8-K...................... 14

Signatures...................................................... 15

                                      2
PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

The financial statements of registrant for the nine months ended September 30, 2000, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                                 BUCKTV.COM, Inc.
                        (A Development Stage Company)
           September 30, 2000, December 31, 1999, December 31, 1998


BALANCE SHEET

                                 BALANCE SHEET
                                 -------------

                                     ASSETS
                                     ------

                                      Unaudited      Audited      Audited
                                      September      December     December
                                      30, 2000       31, 1999     31, 1998

CURRENT ASSETS:
  Cash                                $    29       $ 11,080      $  1,193
                                      -------       --------      --------
 TOTAL CURRENT ASSETS:                $    29       $ 11,080      $  1.193
                                      -------       --------      --------
FIXED ASSETS
    Equipment                         $12,420       $      0      $      0
                                      -------       --------      --------
TOTAL FIXED ASSETS                    $12,420       $      0      $      0
                                      -------       --------      --------
OTHER ASSETS:
   Rental Deposit                     $ 2,500       $      0      $      0
   Prepaid Rent                        12,500       $      0      $      0
   Organization Costs (Net)           $     0       $      0      $    342
                                      -------       --------      --------
   TOTAL OTHER ASSETS:                $15,000       $      0      $    342
                                      -------       --------      --------
TOTAL ASSETS                          $27,449       $ 11,080      $  1,535
                                      ========      ========      ========


                                 BUCKTV.COM, Inc.
                        (A Development Stage Company)
           September 30, 2000, December 31, 1999, December 31, 1998


BALANCE SHEET

                                  BALANCE SHEET
                                  -------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
                                      Unaudited     Audited      Audited
                                      September     December     December
                                      30, 2000      31, 1999     31, 1998
                                      ---------     --------     --------

CURRENT LIABILITIES:
     Officers Advances (Note #6)      $       0      $     0      $   360
                                      ---------      -------      -------
 TOTAL CURRENT LIABILITIES:           $       0      $   360      $   360
                                      ---------      -------      -------

OTHER LIABILITIES:

Loan from Director of Company           300,000            -            -
                                      ---------      -------      -------
Total Long Term Liabilities             300,000            -            -
                                      ---------      -------      -------
Total Liabilities                       300,000          360          360
                                      ---------      -------      -------

STOCKHOLDERS' EQUITY:  (Note #4)

   Preferred stock, $0.001 par value,
   Authorized 5,000,000 shares;
   Issued and outstanding at
   September 30, 1999 -  None          $      0      $     0      $     0

   Common stock, $0.001 par value,
   Authorized 20,000,000 shares;
   Issued and outstanding at
   Dec. 31, 1998 - 3,000,000 shares                               $ 3,000
   Dec. 31, 1999 - 3,767,200 shares                  $ 3,767
   Sept 30, 2000 - 15,081,420          $ 15,081

   Additional Paid-In Capital            61,695       42,609        5,016

   Deficit accumulated during
   The development stage               -349,327      -35,656       -6,841
                                      ---------     --------      -------
TOTAL STOCKHOLDERS' EQUITY            $-272,551     $ 10,720      $ 1,175
                                      ---------     --------      -------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY:                 $  27,449     $ 11,080      $ 1,535
                                      =========     ========      =======


The accompanying notes are an integral part of these financial statements

                                 BUCKTV.COM, Inc.
                        (A Development Stage Company)

STATEMENT OF OPERATIONS

                                 STATEMENT OF OPERATIONS
                                ------------------------
                                       Unaudited
                                       ---------

                   Three months ended     Nine months ended       For the
                         ended                 ended              period
                        Sept 30               Sept 30           Sept 21, 1998
                                                               (Inception) to
                        2000      1999    2000        1999      Sept 30, 2000
                      -------    ------  ------      ------     -------------
INCOME:
Revenue               $     0    $     0   $          $      0    $      0


COSTS AND EXPENSES

   General and
   administrative    $300,051    $  3,853  $ 313,271  $  11,274   $348,567
   Amortization             0          18          0         54        360
                     --------    --------  --------  ---------    --------
  Total Expenses     $300,051    $  3,871  $ 313,271  $  11,328   $348,927
                     --------    --------  ---------  ---------   --------

Net loss per share
Basic and diluted
Note #2              $      0    $ -3,871  $-313,271  $ -11,328  $-348,927
                     ========    ========  =========  =========  =========

Net loss per share
Basic and diluted
Note #2              $ -0.026    $ -0.001  $ -0.041   $-0.003    $  -0.073
                     ========    ========  ========   =======    =========
Weighted average
number of common
shares outstanding  11,258,607  3,767,200  7,636,558   3,595,711  4,784,655
                    ==========  =========  =========   =========  =========



  The accompanying notes are an integral part of these financial statements

                                 BUCKTV.COM, Inc.
                        (A Development Stage Company)


STATEMENT OF CASH FLOWS

                                 STATEMENT OF CASH FLOWS
                                 -----------------------


                     Jan. 1      Year         Sept. 21        Sept. 21, 1998
                     2000, to    Ended        1998, to        (inception)
                     Sept 30,    Dec. 31,     Dec. 31,         to Sept 30,
                     2000        1999          1998              2000
                     -------     ------       --------------    ---------
Cash Flows from
Operating Activities
 Net Loss            $-313,271   $-28,815     $ -6,841          $ -348,927
 Amortization                0       +342          +18             +   360

Changes in assets and
Liabilities
 Equipment             -12,500          0            0             -12,500
 Rental Deposit        - 2,500          0            0             - 2,500
 Prepaid Rent          -12,500          0            0             -12,500
 Organization Costs    -   280          0       -  360             -   280
 Officers Advances           0          0       +  360                   0

Cash Flows from
Investing Activities         0          0            0                   0

Cash Flows from
Financing Activities:
Issuance of common
stock for cash       $ +30,000    +38,360       +8,016             +76,376

Advance from
   Director          $+300,000          -            -          $ +300,000
                     ---------   --------     --------          ----------
Net increase/
decrease in cash     $ -11,051     $+ 9,887   $ +1,193          $       29

Cash,
Beginning of
period                  11,080        1,193          0                   0
                     --------     ---------    -------          ----------

Cash,
End of Period       $      29    $  11,080    $  1,193          $       29
                    =========    =========    ========          ==========


   The accompanying notes are an integral part of these financial statements

                                 BUCKTV.COM, Inc.
                        (A Development Stage Company)

                            NOTES TO FINANCIAL STATEMENTS
                            -----------------------------
           September 30, 2000, December 31, 1999, and December 31, 1998


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

On March 28, 2000, the Company filed Form S-8 with the U.S. Securities and Exchange Commission and issued an additional 1,675,000 shares of its $0.001 par value common stock for services to the Company.

On April 24, 2000, by Board Resolution the company issued 1,000,000 restricted 144 shares to BuckBuilders.com, Inc., for advertising the Company's website and auction partners plan.

On June 5, 2000, by Board Resolution the company issued 200,000 restricted 144 shares to OTC Live, Inc.

On June 15, 2000, by Board Resolution the company issued 944,220 restricted 144 shares to Myfreestore.com.

On July 21, 2000, by Board Resolution the company issued 500,000 restricted 144 shares to Rodney Schoemann, Sr.

On July 21, 2000, by Board Resolution the company issued 2,000,000 restricted 144 shares to BuckBuilders.com, Inc.

On July 14, 2000, the Company filed Form S-8 with the U.S. Securities and Exchange Commission and issued an additional 575,000 shares of its $0.001 par value common stock for services to the Company.

On August 17, 2000, the Company filed Form S-8 with the U.S. Securities and Exchange Commission and issued an additional 660,000 shares of its $0.001 par value common stock for services to the Company.

On September 13, 2000, by Board Resolution the company issued 760,000 restricted 144 shares to Washington Hamilton Group, for services.


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

                                 BUCKTV.COM, Inc.
                        (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
        September 30, 2000, December 31, 1999, and December 31, 1998

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

During the Third Quarter ended September 30, 2000, a Director of the Company, sign a personal loan for $300,000 which he advanced to the Company to cover operating costs.

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

NOTE 7 - YEAR 2000 ISSUE

The Y2K issue had no effect on this company.

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

Under its new name, BuckTV.com, Inc., the new management and ownership of the Company has developed a new principal business strategy for the Company to market consumer products through an Interactive WEB site, based on an auction format, utilizing the talents and abilities of Mr. Buck Hunter, a major shareholder in, and a Director of, the Company, who is also a well-known radio and television personality. During the Quarter, the Company has developed an auction partners program, where these auction partners work with the Company and receive a percentage of sales for products they bring to the Company's website.

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

Results of Operations

As of September 30, 2000, being a developmental stage Company, the Company has yet to generate any revenues. In addition, the Company does not expect to generate any revenues over the next approximately to three (3) months. During the Third Quarter, the Company had expenditures of $300,051 as compared to a net loss of $3,871 for the same period last year. For the first nine months of this fiscal year the company lost $313,271 as compared to $11,329 for the same period last year. The Directors of the Company provided their services to maintain the operations of the Company at no cost to the Company. The Company does not have any material commitments for capital expenditures.

Plan of Operation

The Company has not achieved revenues or profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of growth in the Company's revenues from sales of its products, and possibly from advertising revenues on its Web site. As of September 30, 2000, the Company had an accumulated deficit of $348,567. The Company expects that its operating expenses will increase significantly during the next several months, especially in the areas of sales and marketing, and brand promotion. Thus, the Company will need to generate increased revenues to achieve profitability. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

Liquidity and Capital Resources

The Company's primary sources of liquidity since its inception have been the sale of shares of common stock from shareholders, which were used during the period from inception through September 30, 1999. An original stock offering was made pursuant to Nevada Revised Statues Chapter 90.490 (hereinafter referred to as the "Offering"). This Offering was made in reliance upon an exemption from the registration provisions of Section 5 of the Securities Act of 1993 (the "Act"), as amended, pursuant to Regulation D, Rule 504 of the Act. On September 22, 1998, the Company's founding shareholder purchased 3,000,000 shares of the company's authorized but unissued treasury stock for cash and assets. Additionally, the Company sold Thirty-eight Thousand Three Hundred Sixty Dollars ($38,360) or Seven Hundred Sixty-seven Thousand Two Hundred (767,200) shares of the Common Stock of the Company during the Offering to approximately fifty-six (56) shareholders in the State of Nevada. The offering was closed February 28, 1999. As of September 30, 1999, the Company has three million seven hundred sixty seven thousand two hundred shares (3,767,200) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately fifty-seven (57) shareholders of record, which includes the founder shares. On March 10, 2000, the Company issued 3,000,000 shares of its $0.001 par value common stock for cash of $30,000 to its two Directors. On March 28, 2000, the Company filed Form S-8 with the U.S. Securities and Exchange Commission and issued an additional 1,675,000 shares of its $0.001 par value common stock for services to the Company. On April 24, 2000, by Board Resolution the company issued 1,000,000 restricted 144 shares to BuckBuilders.com, Inc., for advertising the Company's website and auction partners plan. On June 5, 2000, by Board Resolution the company issued 200,000 restricted 144 shares to OTC Live, Inc. On June 15, 2000, by Board Resolution the company issued 944,220 restricted
144 shares to Myfreestore.com. On July 21, 2000, by Board Resolution the company issued 500,000 restricted 144 shares to Rodney Schoemann, Sr. On July 21, 2000, by Board Resolution the company issued 2,000,000 restricted 144 shares to BuckBuilders.com, Inc. On July 14, 2000, the Company filed Form S-8 with the U.S. Securities and Exchange Commission and issued an additional 575,000 shares of its $0.001 par value common stock for services to the Company. On August 17, 2000, the Company filed Form S-8 with the U.S. Securities and Exchange Commission and issued an additional 660,000 shares of its $0.001 par value common stock for services to the Company. On September 13, 2000, by Board Resolution the company issued 760,000 restricted 144 shares to Washington Hamilton Group, for services.

The Company currently has two (2) employees: one President, and one Secretary. If the company can develop its interactive website, at that time the Company will either consider adding more employees, or subcontracting for additional employees.

The Company has no material commitments for capital expenditures nor does it foresee the need for such expenditures over the next year.

During the Third Quarter ended September 30, 2000, a Director of the Company, sign a personal loan for $300,000 which he advanced to the Company to cover operating costs.

Market For Company's Common Stock

Until November 2, 1999, there was no public trading market for the Company's stock. On that day the Company's common stock was cleared for trading on the OTC-Bulletin Board system under the symbol OLRM. The Company subsequently changed its name to BuckTV.com, and is listed on the OTC-Bulletin Board system under the symbol BKTV. A very limited market exists for the trading of the Company's common stock.

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

                         PART II -- OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company is not a party to any formal legal proceedings.

ITEM 2.  Changes in Securities and Use of Proceeds

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended September 30, 2000, no matters were submitted to the Company's security holders.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

The Company did file a Current Report dated August 30, 2000 on Form 8-K containing information pursuant to Item 5 ("Other Events"), entitled "acquisition of marketing rights from MyFreeBingoGame.com for 2,500,000 restricted shares of the Company."

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    BuckTV.com, Inc.
                                    ----------------
                                     (Registrant)


Date:  November 13, 2000

                                     By:  /s/ Larry Hunter
                                          -----------------------
                                          Larry Hunter
                                          Acting President, Chief Executive
                                          Officer



         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           BuckTV.com, Inc.
                                           ----------------
                                             (Registrant)

Date:  November 13, 2000

                                     By:  /s/ Mysha M. Lankhorst
                                          -----------------------
                                          Mysha M. Lankhorst
                                          Secretary