Form 10KSB
period 2000-12-31
BUCKTV COM INC
filed 2001-04-13
CIK 1083743

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________

                         Commission file number: 0-25909

                                 BUCKTV.COM, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)
      Nevada                                                   86-0931332
------------------------                                     --------------
(State or other jurisdiction of                              (IRS Employer
incorporation  or  organization)                             Identification
No.)


 743 Gold Hill Place - PMB-294, P.O. Box 220 Woodland Park, CA  80866
------------------------------------------------------          ---------
    (Address of principal executive offices)                    (Zip Code)

                                 626-434-1032
                             ----------------------
                           (Issuer's telephone number)

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

     Based on the average if the closing bid and asked prices of the issuer's common stock on December 31, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was $1,806,134.

     As of December 31, 2000, the issuer had 25,801,920 shares of common stock outstanding.

     Documents incorporated by reference: None

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                    CONTENTS

                                                                          PAGE
PART I

    Item 1.  Description of Business........................................3
    Item 2.  Description of Property.......................................10
    Item 3.  Legal Proceedings.............................................10
    Item 4.  Submission of Matters to a Vote of Security Holders...........10

PART II

    Item 5.  Market for Common Equity and Related Stockholder Matters......11
    Item 6.  Management's Discussion and Analysis or Plan of Operation.....12
    Item 7.  Financial Statements..........................................14
    Item 8.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure........................15

PART III

    Item 9.  Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the
                Exchange Act...............................................15
    Item 10. Executive Compensation........................................16
    Item 11. Security Ownership of Certain Beneficial Owners and
                Management..                                           ....16
    Item 12. Certain Relationships and Related Transactions................17
    Item 13. Exhibits and Reports on Form 8-K..............................17

SIGNATURES   ..............................................................18



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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

(a) BUSINESS DEVELOPMENT

(i) Business Development, Organization and Acquisition Activities
-----------------------------------------------------------------

BuckTV.com, Inc., a developmental stage company, hereinafter referred to as "the Company", was organized by the filing of Articles of Incorporation with the Secretary of State of the State of Nevada on September 21, 1998.
The original Articles of the Company authorized the issuance of twenty-five million (25,000,000) shares. There are twenty million (20,000,000) shares of Common Stock at par value of $0.001 per share and five million (5,000,000) shares of Preferred Stock at par value of $0.001. As of December 31, 2000, the issuer had 25,801,920 shares of Common Stock outstanding and no Preferred Stock was issued nor outstanding.

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

This offering was made in reliance upon an exemption from the registration provisions of Section 5 of the Securities Act of 1993, as amended, pursuant to regulation D, Rule 504 of the Act. On December 15, 1998, founding shareholder purchased 3,000,000 shares of the company's authorized but unissued treasury stock for cash and assets. Thirty-eight Thousand Three Hundred Sixty Dollars ($38,360) or Seven Hundred Sixty-seven Thousand Two Hundred (767,200) shares of the Common Stock of the Company during the Offering to approximately fifty-eight (58) shareholders in the State of Nevada. The offering was closed March 1, 1999. Additionally, in March of 2000, the Company has issued Three million (3,000,000) restricted shares of its common stock for Thirty Thousand Dollars ($30,000) cash. From January 1, 2000 to December 31, 2000, the Company has also issued Two Million Nine Hundred Ten Thousand (2,910,000) shares of its common stock for services to be rendered by the recipients. These shares were registered by S-8 filings and were valued at the market value at or near the time issued. From January 1, 2000 to December 31, 2000, the Company also issued Sixteen Million One Hundred Twenty-four Thousand and Seven Hundred and Twenty (16,124,720) shares of restricted common stock for services to be rendered. As of December 31, 2000, the Company has twenty-five million eight hundred and one thousand, nine hundred and fifteen shares (25,801,915) of its $0.001 par value common voting stock issued and outstanding which are held by approximately seventy-one (71) shareholders of record.

The Company is developmental stage company, which hoped to develop a genetically engineered Pima cotton seed, with a virus fatal to the bollworm. It was the company's hope to enter the marketplace as the first genetically engineered Pima cotton, which is genetically superior in combating infestations.

New management and ownership of the Company is now pursuing a new direction for the Company. BuckTV.com, Inc. is a developmental stage company with a new principal business strategy to market consumer products through an Interactive WEB site, and to promote this WEB site through commercial radio promotions, and Internet search engines, utilizing the talent and skills of a famous radio/television personality. However, there are no assurances or guarantees that the Company may be able to successfully develop this interactive Web site.

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

Furthermore, the Web has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and could face such outages and delays in the future, including outages and delays resulting from the inability of certain computers or software to distinguish dates in the 21st century from dates in the 20th century. These outages and delays could adversely affect the level of Web usage and also the level of traffic for BuckTV.com, Inc. In addition, the Web could lose its viability due to delays in the development or adoption of new development or adoption of new standards and protocols to handle increased levels of activity or due to increased governmental regulation.

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

All total, the Company plans to use the following marketing means, materials and support to help market its establishments:

1.  An advertising campaign announcing the new interactive Web Site.
2. Promotions through the "Ask the Fat Man" show on the Cable Radio Network (The "Ask the Fat Man" show is hosted by Mr. Buck Hunter, a Director and major shareholder in BuckTV.com, Inc.)
3.  Internet Search Engines

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


ITEM 2.  DESCRIPTION OF PROPERTY.

The Company's corporate headquarters are located at: 743 Gold Hill Place - PMB-294, P.O. Box 220 Woodland Park, CA 80866, Telephone: 626-434-1032.
The office space is provided by one of the Directors of the Company at no cost to the Company.

ITEM 3.  LEGAL PROCEEDINGS.

As of the date hereof, BuckTV.com, Inc. is not a party to any material legal proceedings, and none are known to be contemplated against Oleramma, Inc.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

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


FISCAL 1999                                  HIGH              LOW
--------------------------------             ----              ----

Quarter Ended March 31, 2000                 N/A               N/A
Quarter Ended June 30, 2000                  N/A               N/A
Quarter Ended September 30, 2000             N/A               N/A
Quarter ended December 31, 2000              $0.25             $0.04


(ii) Holders
------------

The approximate number of holders of record of common stock as of December 31, 2000 was approximately seventy-one (71).

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

(iv) Recent Sales of Unregistered Securities
--------------------------------------------

An original stock offering was made pursuant to Nevada Revised Statues Chapter 90.490 (hereinafter referred to as the "Offering"). This Offering was made in reliance upon an exemption from the registration provisions of
Section 5 of the Securities Act of 1993 (the "Act"), as amended, pursuant to Regulation D, Rule 504 of the Act. On September 22, 1998, the Company's founding shareholder purchased 3,000,000 shares of the company's authorized but unissued treasury stock for cash and assets. Additionally, the Company sold Thirty-eight Thousand Three Hundred Sixty Dollars ($38,360) or Seven Hundred Sixty-seven Thousand Two Hundred (767,200) shares of the Common
Stock of the Company during the Offering to approximately fifty-six (56) shareholders in the State of Nevada. The offering was closed February
28, 1999. Additionally, in March of 2000, the Company has issued Three million (3,000,000) restricted shares of its common stock for Thirty Thousand Dollars ($30,000) cash. From January 1, 2000 to December 31, 2000, the Company has also issued Two Million Nine Hundred Ten Thousand (2,910,000) shares of its common stock for services to be rendered by the recipients. These shares were registered by S-8 filings and were valued at the market value at or near the time issued. From January 1, 2000 to December 31, 2000, the Company also issued Sixteen Million One Hundred Twenty-four Thousand and Seven Hundred and Twenty (16,124,720) shares of restricted common stock for services to be rendered. As of December 31, 2000, the Company has twenty-five million eight hundred and one thousand, nine hundred and fifteen shares (25,801,915) of its $0.001 par value common voting stock issued and outstanding which are held by approximately seventy-one (71) shareholders of record.

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

The Company has not achieved revenues or profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of growth in the Company's revenues from sales of its products, and possibility advertising revenues on its Web site. As of December 31, 2000, the Company had an accumulated deficit of thirty-five thousand six hundred fifty-six ($35,656) dollars. The Company expects that its operating expenses will increase significantly during the next several months, especially in the areas of sales and marketing, and brand promotion. Thus, the Company will need to generate increased revenues to achieve profitability. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

The Company's future success is substantially dependent upon continued growth in the use of the Internet. To generate product sales, advertising sales, e-Commerce service fees for BuckTV.com, Inc., the Internet's recent and rapid growth must continue, and e-Commerce on the Internet must become widespread. None of these can be assured. The Internet may prove not to be a viable commercial marketplace. Additionally, due to the ability of consumers to easily compare prices of similar products or services on competing Web sites, gross margins for e-Commerce transactions may narrow in the future and, accordingly, the Company's revenues from e-Commerce arrangements may be materially negatively impacted. If use of the Internet does not continue to grow, the Company's business, results of operations and financial condition would be materially and adversely affected. Additionally, to the extent that the Internet continues to experience significant growth in the number of users and the level of use, there can be no assurance that its technical infrastructure will continue to be able to support the demands placed upon it. The necessary technical infrastructure for significant increases in e-Commerce, such as a reliable network backbone, may not be timely and adequately developed. In addition, performance improvements, such as high-speed modems, may not be introduced in a timely fashion. Furthermore, security and authentication concerns with respect to transmission over the Internet of confidential information, such as credit cared numbers, may remain. Issues like these could lead to resistance against the acceptance of the Internet as a viable commercial marketplace. Also, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of activity, or due to increased governmental regulation. Changes in or insufficient availability of telecommunications services could result in slower response times and adversely affect usage of the Internet. Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty, and there exist few proven services and products.


(ii) Results of Operations
--------------------------

As a developmental stage Company, the Company has yet to generate any revenues. In addition, the Company does not expect to generate any revenues over the next approximately to twelve (12) months. During calendar year, 2000, the Company experienced net losses $4,391,448. The bulk of these expenses were for general and administrative costs, website development, consulting, accounting purposes, and filing fees. This loss compares to a loss of $28,815 for calendar year 1999 and $4,427,104 for the period (September 30, 1998, inception through December 31, 2000). The Company does not have any material commitments for capital expenditures.

(iii) Liquidity and Capital Resources
-------------------------------------

The Company's primary sources of liquidity since its inception have been the sale of shares of common stock from shareholders, which were used during the period from inception through September 30, 1999. An original stock offering was made pursuant to Nevada Revised Statues Chapter 90.490 (hereinafter referred to as the "Offering"). This Offering was made in reliance upon an exemption from the registration provisions of Section 5 of the Securities Act of 1993 (the "Act"), as amended, pursuant to Regulation D, Rule 504 of the Act. On September 22, 1998, the Company's founding shareholder purchased 3,000,000 shares of the company's authorized but unissued treasury stock for cash and assets. Additionally, the Company sold Thirty-eight Thousand Three Hundred Sixty Dollars ($38,360) or Seven Hundred Sixty-seven Thousand Two Hundred (767,200) shares of the Common Stock of the Company during the Offering to approximately fifty-six (56) shareholders in the State of Nevada. The offering was closed February 28, 1999. As of December 31, 2000, the Company has twenty-five million eight hundred and one thousand, nine hundred and fifteen shares (25,801,915) of its $0.001 par value common voting stock issued and outstanding which are held by approximately seventy-one (71) shareholders of record.

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


ITEM 7.  FINANCIAL STATEMENTS.


                               BUCKTV.COM, INC.

                      (A DEVELOPMENT STATE COMPANY)

                           FINANCIAL STATEMENTS
                           --------------------
                            December 31, 1999
                            December 31, 2000


                             TABLE OF CONTENTS
                             -----------------

                                                PAGE
                                                ----
INDEPENDENT AUDITORS REPORT                      F-1

BALANCE SHEET                                    F-2-3

STATEMENT OF OPERATIONS                          F-4

STATEMENT OF STOCKHOLDERS' EQUITY                F-5-6

STATEMENT OF CASH FLOWS                          F-7

NOTES TO FINANCIAL STATEMENTS                    F-7-10

                                 BUCKTV.COM, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                      AS AT
                     December 31, 1999 and December 31, 2000

ASSETS


                                December 31      December 31
                                    1999            2000

CURRENT ASSETS
Cash                               11,080.00            29.00
Prepaid Expenses                        0.00        15,000.00
                                -------------    -------------
Total Current Assets               11,080.00        15,029.00

FIXED ASSETS
Equipment                                           11,799.00
                                                 -------------
TOTAL FIXED ASSETS                                  11,799.00

OTHER ASSETS
Other Assets                                     5,511,908.00
                                                 -------------
Total Other Assets                      0.00     5,511,908.00

TOTAL ASSETS                       11,080.00     5,538,736.00
                                -------------    -------------
                                -------------    -------------



                 See accompanying notes to financial statements

                                 BUCKTV.COM, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                                      AS AT
                     December 31, 1999 and December 31, 2000

                             LIABILITIES & EQUITY


CURRENT LIABILITES
Officers Advances                                      360.00             0.00
                                                 -------------    -------------
Total Current Liabilities                              360.00             0.00

OTHER LIABILITIES
Loan from Director of Company                            0.00       300,000.00
                                                 -------------    -------------
Total Other Liabilities                                  0.00       300,000.00

                                                 -------------    -------------
Total Liabilities                                      360.00       300,000.00

   EQUITY
Commmmon Stock, $.001 par value;                     3,767.00        25,801.00
authorized 100,000,000 shares, issued and
outstanding at 12/31/1999 3,767,200 common
shares; issued and outstanding at December
31, 2000, 25,801,920 shares

Preferred Stock, $0.001 par value, authorized                       730,936.00
50,000,000 shares; none issued Donated Capital

Additional Paid in Capital                          42,609.00     8,909,103.00
Retained Earnings (Deficit accumulated
during development stage)                          (35,656.00)   (4,427,104.00)
                                                 -------------    -------------
Total Stockholders' Equity                          10,720.00     5,238,736.00
                                                 -------------    -------------
   TOTAL LIABILITIES & OWNER'S EQUITY              $11,080.00    $5,538,736.00
                                                 -------------    -------------
                                                 -------------    -------------



                 See accompanying notes to financial statements
                                     F-3

                                 BUCKTV.COM, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                    FOR PERIOD
           September 21, 1998 (Date of Inception) to December 31, 1999
                                       and
              years ending December 31, 1999 and December 31, 2000

                                          September 21,
                                          1998 to          Year ending      Year ending
                                          December 31      December 31,     December 31,
                                              2000             2000            1999


    REVENUE
Services                                                                            0.00

   COSTS AND EXPENSES
General and Administrative                4,426,123.00     4,390,827.00        28,473.00
Amortization Expenses                           360.00                            342.00
Depreciation Expenses                           621.00           621.00             0.00
                                          -------------    -------------    -------------
     Total Costs and Expenses             4,427,104.00     4,391,448.00        28,815.00
                                          -------------    -------------    -------------
     Net Income or (Loss)                 (4,427,104.00)  (4,391,448.00)      (28,815.00
                                          -------------    -------------    -------------
                                          -------------    -------------    -------------

Basic earnings per share
number of common
shares outstanding                           13,095,472       13,095,472        3,505,430

Net Loss Per Share                               -0.338           -0.335            -0.01



                 See accompanying notes to financial statements

                                 BUCKTV.COM, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                FOR PERIOD
           September 21, 1998 (Date of Inception) to December 31, 2000

                                                                                      Deficit
                                                                                  Accumulated
                               Common                  Additional                     during         Total
                                Stock                     paid-in       Donated   developmentd Stockholder's
                               Shares        Amount       capital       Capital         stage        Equity
                         ------------  ------------  ------------  ------------  ------------  ------------

September 21 1998          3,000,000      3,000.00      5,016.00                                  8,016.00
issued for cash

Net loss for year end                                                              (6,841.00)    (6,841.00)
December 31, 1998

Balances as at December    3,000,000      3,000.00      5,016.00                   (6,841.00)     1,175.00
31, 1998

February 28, 1999            767,000        767.00     37,591.00                                 38,358.00
issued from sale of
public offering

Net loss year ended                                                               (28,815.00)   (28,815.00)
December 31, 1999

Balances as at             3,767,200      3,767.00     42,609.00                  (35,656.00)    10,720.00
December 31, 1999

March 10, 2000 issued      3,000,000      3,000.00     27,000.00                                 30,000.00
for cash

March 28, 2000 issued      1,675,000      1,675.00  2,929,575.00                              2,931,250.00
1,675,000 for services

April 24, 2000 issued      1,000,000      1,000.00  1,199,000.00                              1,200.000.00
for advertising services

June 5, 2000 issued          200,000        200.00    119,800.00                                120,000.00
for services

June 15, 2000 issued         944,220        944.00    376,744.00                                377,688.00
for services

July 21, 2000 issued         500,000        500.00    134,500.00                                135,000.00
for services

July 21, 2000 issued       2,000,000      2,000.00    538,000.00                                540,000.00
for services



                 See accompanying notes to financial statements

                                 BUCKTV.COM, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                FOR PERIOD
           September 21, 1998 (Date of Inception) to December 31, 2000

                                                                                      Deficit
                                                                                  Accumulated
                               Common                  Additional                     during         Total
                                Stock                     paid-in       Donated   developmentd Stockholder's
                               Shares        Amount       capital       Capital         stage        Equity
                         ------------  ------------  ------------  ------------  ------------  ------------

July 14, 2000 issued         575,000        575.00    154,675.00                                155,250.00
for services

August 7, 2000               660,000        660.00    184,140.00                                184,800.00
issued for services

September 13, 2000           760,000        760.00    212,040.00                                212,800.00
issued for services

November 9, 2000           5,000,000      5,000.00  1,395,000.00                              1,400,000.00
issued for services

December 22, 2000          5,720,500      5,720.00  1,596,020.00                              1,601,740.00
issued for services

Shareholder donated                                                 730,936.00                  730,936.00
capital

Net Loss for year ended                                                        (4,391,448.00)(4,391,448.00)
December 31, 2000
                         ------------  ------------  ------------  ------------  ------------  ------------
Balances as at
December 31, 2000         25,801,915    $25,801.00 $8,909,103.00   $730,936.00 ($4,427,104.00) $5,238,736.00
                         ------------  ------------  ------------  ------------  ------------  ------------
                         ------------  ------------  ------------  ------------  ------------  ------------



                 See accompanying notes to financial statements

                                 BUCKTV.COM, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                                     FOR PERIOD
              September 21, 1998 (Date of Inception) to December 31, 1999
                           Year ended December 31, 1999
                            Year ended December 31, 2000


                                                           September 21
                                                           1998 to          Year ended       Year ended
                                                           December 31,     December 31,     December 31,
                                                               2000             2000            1999

CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income or (Loss)                                     (4,427,104.00)   (4,391,448.00)      (28,815.00)
 Amortization                                                    360.00                            340.00
 Depreciation Expense                                            621.00           621.00
 Services received for stock                               3,346,620.00     3,346,620.00             0.00
 Costs and expenses paid by director                         730,596.00       730,596.00             0.00
 Increase/Decrease in other assets                           (14,640.00)      (15,000.00)
 Increase/Decrease in liabilities
 Net change in cash from operations                         (363,907.00)     (328,611.00)      (28,473.00)

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of equipment                                        12,440.00        12,440.00       (12,440.00)
                                                                   0.00             0.00             0.00
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Capital Stock                                     76,376.00        30,000.00        38,360.00
Advance from Director                                        300,000.00       300,000.00             0.00

Net cash provided by financing activities
      Balances as at end of period                                 0.00        11,080.00         1,193.00
      Net increase (decrease) in cash                             29.00       (11,051.00)        9,887.00
      Balance at end of period                                    29.00            29.00        11,080.00


                 See accompanying notes to financial statements

                                 BUCKTV.COM, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                           NOTES TO FINANCIAL STATEMENTS

                                 BUCKTV.COM, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                           NOTES TO FINANCIAL STATEMENTS

NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

The Company was organized September 21, 1998 (Date of Inception) under the laws of the State of Nevada, as Olleramma, Inc. The Company currently has no operations and in accordance with SFAS #7, is considered a development company.

On September 22, 1998, the Company issued 3,000,000 shares of its
$0.001 par value common stock for cash of $8,016.00.

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

On June 5, 2000, by Board Resolution the Company issued 200,000 restricted 144 shares to OTC Live, Inc.

On June 15, 2000, by Board Resolution the Company issued 944,220 restricted 144 shares to Myfreestore.com.

On July 21, 2000, by Board Resolution the company issued 500,000 restricted 144 shares to Rodney Schoemann, Sr.

On July 21, 2000, by Board Resolution the company issued 2,000,000 restricted shares to BuckBuilders.com, Inc.

On July 14, 2000, the Company filed Form S-8 with the U.S. Securities and Exchange Commission and issued an additional 575,000 shares of its $0.001 par value common stock for services to the Company.

On August 17, 2000 the Company filed Form S-8 with the U.S. Securities and Exchange Commission and issued an additional 660,000 shares of its $0.001 par value common stock for services to the Company.

On September 13, 2000, by Board Resolution, the Company issued 760,000 restricted 144 shares to Washington Hamilton Group, for services.

                                 BUCKTV.COM, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                           NOTES TO FINANCIAL STATEMENTS
On November 9, 2000, by Board Resolution, the Company issued 5,000,000 shares of restricted 144 shares to Bry Behrmann and Larry E Hunter.

On December 22, 2000, the Company issued 5,550,000 shares of restricted 144 shares to Stephen Bishop.

There have been no other issuances of Common Stock or preferred stock.

NOTE 2 - ACCOUNTING POLICIES AND PROCEDURES

Accounting policies and procedures have not been determined except as follows:

1. The Company uses the accrual method of accounting recognizing revenues when it is reasonably expected to be collected.

2.  In April, 1998, the American Institute of Certified Public
Accountant's issued Statement of Position 98-5 ("SOP 98-5"), Reporting on the Costs of Start-Up Activities which provides guidance on the financial reporting of start-up costs and organizations costs. It requires costs of start-up activities and organization costs to be expenses as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The Company adopted SOP 98-5 in 1999.

3. Basic earnings per share is computed using the weighted average number of shares of common stock outstanding.

4. The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.



6. The Company experienced losses for its operating periods, December 31, 1998, December 31, 1999 and December 31, 2000. The Company will review its need for a provision for federal income tax after each operating quarter and each period for which a statement of operations is issued. The net operating losses of $ 4,427,104.00 will begin to expire in 2013.

The Company did not record any deferred tax benefits as management deemed it less than likely that the benefits would be utilized. The Company has adopted the provisions of FAS 109.

7.  The Company has adopted December 31 as its fiscal year end.

8. The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions which affect the reported amounts of assets and liabilities as at the date of the financial statements and revenues and expenses for the period reported. Actual results may differ from these estimates.

10. The Company's Statement of Cash Flows is reported utilizing cash(currency on hand and demand deposits) and cash equivalents( short-term, highly liquid investments). The Company did not have any cash equivalents at the balance sheet date.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company has not had any disagreements with its accountants. It changed its accountant recently due to the former accountant's death.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the current officers and directors of Oleramma, Inc.


Name                            Age          Position(s)
------------------------        ---         -----------------------------

Larry E. "Buck" Hunter          48           President

Bry Berhman                     40           Secretary

Larry Hunter                    53           Director

Bry Behrmann                    53           Director


Larry Hunter
------------

Larry Hunter, President - From March 2000 to present, President BuckTV.com,
Woodland Park, CA.   Mr. Hunter served in the U.S. Navy as a Radar Electronic
Technician. In his early 20's, he produced, authored and performed three Regional hit music records. He has extensive experience building network marketing sales forces for a number of companies, which includes, but not limited to: Amway, Life Trends, Melalueca, Radiant Life and Life Plus. Presently, he is a national radio host on the Cable RadioNetwork and a Television host. Mr. Hunter was preceded as President by Richard Lindberg who held the position from January 1999 to March 2000.

Bry Behrmann
------------

Bry Behrmann, BS, JD, Secretary - From March 2000 to present. Mr. Behrmann served in the U.S. Air Force, flying F-4 Phantom jets. He then returned to Brigham Young University, where he earned a Juris Doctorate. In his legal career, Mr. Behrmann served as Public Defender, County Prosecuting Attorney, and ultimately as a Judge for the Third Judicial District for the State of Idaho. Mr.Behrmann also conducted a private practice business law specializing in corporate and trust law for closely held corporations. Mr. Behrman was preceded as Secretary by Mysha M. Lankhorst who held the position from 1998 to March 2000.

Directors are elected in accordance with our bylaws to serve until the next annual stockholders meeting. BuckTV.com, Inc. does not currently pay compensation to directors for services in that capacity.

Officers are elected by the board of directors and hold office until their successors are chosen and qualified, until their death or until they resign or have been removed from office. All corporate officers serve at the discretion of the board of directors. There are no family relationships between any director or executive officer and any other director or executive officer of BuckTV.com, Inc.

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

ITEM 10.  EXECUTIVE COMPENSATION.

As a result of our the Company's current limited available cash, no officer or director received compensation during the fiscal year ended December 31, 2000. BuckTV.com, Inc. intends to pay salaries when cash flow permits. No officer or director received stock options or other non-cash compensation during the fiscal year ended December 31, 2000. The Company does have employment agreements in place with each of its officer.


Name                            Position        Monthly Salary
----------------------------    ---------       ----------------

Larry E. "Buck" Hunter          President            $ 0

Bry Behrman                     Secretary            $ 0


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the beneficial ownership of our outstanding common stock as of February 29, 2000, by each person known by BuckTV.com, Inc. to own beneficially more than 5% of the outstanding common stock, by each of our directors and officer and by all of our directors and officers as a group. Unless otherwise indicated below, to our knowledge all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law.


Name and Address                   Number of shares
of Beneficial Owner                Beneficially Owned       Percent of Class
-----------------------            -------------------      ----------------

Moringstar Trust (1)               1,425,000                5.50%

WFO Trust(2)                       1,425,000                5.50%

Larry E. "Buck" Hunter (3)         2,587,500               10.0%
   President
Bry Berhman (4)                    5,412,500               21.0%
  Secretary

Buckbuilders.com, Inc.(5)          3,000,000               11.6%

Rodney Schoemann, Sr. (6)          2,590,000               10.0%
                ------------------------------------------------

                                  16,440,000               63.7%

All Officers and Directors   (2 persons)
------------------------
(1) Moringstar Trust, Larry Hunter, Trustee, 3200 S. Brazos, Las Vegas, NV
    89109
(2) WFO Trust, Bry Behrmann, Trustee, 3200 S. Brazos, Las Vegas, NV 89109


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

The following documents are included or incorporated by reference as exhibits to this report:


EXHIBIT
  NO.                        DOCUMENT DESCRIPTION
-------  ----------------------------------------------------------------------
(3)      ARTICLES OF INCORPORATION AND BY-LAWS

  3.1    Articles of Incorporation of the Company Filed August 6, 1998(1)

  3.2    By-Laws of the Company adopted September 23, 1998(1)

 (23)   CONSENT OF EXPERTS AND COUNSEL

   23.1  Letter of Consent from James E. Slayton, CPA

(27)     FINANCIAL DATA SCHEDULE

  27.1   Financial Data Schedule
----------

(1) Previously filed as an exhibit to our registration statement on Form 10-SB (the "Registration Statement"), which was filed on April 29, 1999, and incorporated herein by reference.


(b)  REPORTS ON FORM 8-K

BuckTV.com, Inc. did not file any reports on Form 8-K during the fiscal year ended December 31, 1999. The Company filed a Current Report dated January 20, 2000 on Form 8-K containing information pursuant to Item 1 ("Changes in Control") entitled "Change of Principal ownership in the Company through the purchase of Founder's Common Stock," Item 5 ("Other Events") , entitled "Further capitalization through an upcoming Regulation D, Rule 505 Offering" and pursuant to Item 6 ("Resignation of Registrant's Directors") entitled "Change of Company's Directors." The new ownership and management changes have been reflected in this 10KSB. The Company filed a Current Report dated March 8, 2000 on Form 8-K containing information pursuant to
Item 5 ("Other Materially Important Events") The changes have been reflected in this 10KSB. The Company filed a Current Report dated September 13, 2000 pursuant to Item 5 ("Other Materially Important Events") entitled purchase of certain assets; Item 7 ("Financial Statement and Exhibits") The changes have been reflected in this 10KSB.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 12, 2001                BUCKTV.COM, INC.

                                     By:  /s/ Larry E. "Buck" Hunter
                                          -----------------------
                                          Larry E. "Buck" Hunter
                                          President, Chief Executive Officer



         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 12, 2001                BUCKTV.COM, INC.

                                     By:  /s/ Bry Behrman
                                          -----------------------
                                          Bry Behrman
                                          Secretary