Form 10KSB/A
period 2000-12-31
BUCKTV COM INC
filed 2001-04-16
CIK 1083743

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                 Amendment No. 1

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


                                                           September 21
                                                           1998 to          Year ended       Year ended
                                                           December 31,     December 31,     December 31,
                                                               2000             2000            1999

CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income or (Loss)                                     (4,427,104.00)   (4,391,448.00)      (28,815.00)
 Amortization                                                    360.00                            340.00
 Depreciation Expense                                            621.00           621.00
 Services received for stock                               3,346,620.00     3,346,620.00             0.00
 Costs and expenses paid by director                         730,596.00       730,596.00             0.00
 Increase/Decrease in other assets                           (14,640.00)      (15,000.00)
 Increase/Decrease in liabilities
 Net change in cash from operations                         (363,907.00)     (328,611.00)      (28,473.00)

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of equipment                                       (12,440.00)      (12,440.00)            0.00
 Net change in cash from Investing Activities                (12,440.00)      (12,440.00)            0.00

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Capital Stock                                     76,376.00        30,000.00        38,360.00
Advance from Director                                        300,000.00       300,000.00             0.00

Net cash provided by financing activities
      Balances as at end of period                                 0.00        11,080.00         1,193.00
      Net increase (decrease) in cash                             29.00       (11,051.00)        9,887.00
      Balance at end of period                                    29.00            29.00        11,080.00


                 See accompanying notes to financial statements

                                 BUCKTV.COM, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                           NOTES TO FINANCIAL STATEMENTS

                                 BUCKTV.COM, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                           NOTES TO FINANCIAL STATEMENTS

NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

The Company was organized September 21, 1998 (Date of Inception)  under
the laws of the State of Nevada, as    Oleramma,     Inc. The Company currently
has no operations and in accordance with SFAS #7, is considered a development company.

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

                                 BUCKTV.COM, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                           NOTES TO FINANCIAL STATEMENTS

     The Company had non-cash activities as follows.
                       Schedule of non-cash activities
     March 28, 2000, issued 1,675,000 shares for services to be rendered           $2,931,250
     April 24, 2000 , issued 1,000,000 shares for services to be rendered           1,200,000
     June 5, 2000, issued 200,000 shares for services to be rendered                  120,000
     June 15, 2000, issued 944,220 shares for services to be rendered                 377,688
     July 21, 2000, issued 500,000 shares for services to be rendered                 135,000
     July 21, 2000, issued 2,000,000 shares for services to be rendered               540,000
     July 14, 2000, issued 575,000 shares for services to be rendered                 155,250
     August 17, 2000 issued 660,000 shares for services to be rendered                184,800
     September 13, 2000 issued 760,000 shares for services to be rendered             212,800
     November 9, 2000, issued 5,000,000 shares for services to be rendered          1,400,000
     December 22, 2000, issued 5,720,500 shares for services to be rendered         1,601,740
     Director paid expenses for company and donated all costs to company              730,936
                                  Total non cash activities                        $9,589,464

All shares were issued at market value at the time an agreement was reached.

11. The Company accrued expenses for non cash activities ratably over 12 months. The Company has contractual agreements for the parties that received shares to perform services for the next 12 months. This amounted to $3,346,620 in the year ended December 31, 2000.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not generated significant revenues from its planned principal operations. Without realization of additional capital, it
would be unlikely for the Company to continue as a going concern.   It is
management's plan to raise additional capital through debt or a private placement.

NOTE 4 - RELATED PARTY TRANSACTION

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

NOTE 5 - WARRANTS AND OPTIONS

There no warrants or options outstanding to acquire any additional shares of common or preferred stock.

NOTE 6 - YEAR 2000 ISSUE

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