Form 10QSB
period 2001-03-31
BUCKTV COM INC
filed 2001-05-18
CIK 1083743

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

         743 Gold Hill Place, PMB 294, P O Box 220, Woodland, CO 80866
         ------------------------------------------------------
                (Address of principal executive offices)

                  (719)686-0291
                         --------------------------
                        (Issurer's telephone number

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

Common Stock, $0.001 par value per share, 100,000,000 shares authorized, 36,691,920 issued and outstanding as of March 31, 2001 Preferred Non-Voting Stock, $0.001 par value per share, 5,000,000 shares authorized, none are issued nor outstanding as of March 31, 2000.

Transactional Small Business Disclosure Format

                                          Yes [   ]      No [ X ]

                                 BuckTV.com, Inc.
                                TABLE OF CONTENTS



Item 1.   Financial Statements.................................   3
          Balance Sheet (unaudited)............................  4-5
          Statements of Operations (unaudited).................   6
          Statements of Cash Flows (unaudited).................   7
          Notes to Financial Statements........................  8-10

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................   11


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................   14

Item 2.   Changes in Securities and Use of Proceeds............   14

Item 3.   Defaults upon Senior Securities......................   14

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................   14

Item 5.   Other Information.....................................  14

Item 6.   Exhibits and Reports on Form 8-K......................  15

Signatures......................................................  15

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

The unaudited financial statements of registrant for the three months ended March 31, 2001, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                                 BUCKTV.COM, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                      AS AT
                     December 31, 2000 and March 31, 2001

ASSETS


                                December 31      March 31
                                    2000            2001

CURRENT ASSETS
Cash                                   29.00            29.00
Prepaid Expenses                   15,000.00        15,000.00
                                -------------    -------------
Total Current Assets               15,029.00        15,029.00

FIXED ASSETS
Equipment                          11,799.00        11,178.00
                                -------------    -------------
TOTAL FIXED ASSETS                 11,799.00        11,178.00

OTHER ASSETS
Other Assets                    5,511,908.00     3,664,814.00
                                -------------    -------------
Total Other Assets              5,511,908.00     3,664,814.00

TOTAL ASSETS                    5,538,736.00     3,691,021.00
                                -------------    -------------
                                -------------    -------------


                                -UNAUDITED-
                 See accompanying notes to financial statements

                                 BUCKTV.COM, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                                      AS AT
                     December 31, 2000 and March 31, 2001

                             LIABILITIES & EQUITY


CURRENT LIABILITES
Officers Advances                                        0.00             0.00
                                                 -------------    -------------
Total Current Liabilities                                0.00             0.00

OTHER LIABILITIES
Loan from Director of Company                      300,000.00       300,000.00
                                                 -------------    -------------
Total Other Liabilities                            300,000.00       300,000.00

                                                 -------------    -------------
Total Liabilities                                  300,000.00       300,000.00

   EQUITY
Common Stock, $.001 par value;                      25,801.00        36,691.00
authorized 100,000,000 shares, issued and
outstanding at March 3, 2001, 36,691,920
common shares; issued and outstanding at December
31, 2000, 25,801,920 shares

Preferred Stock, $0.001 par value, authorized      730,936.00       778,461.00
50,000,000 shares; none issued Donated Capital

Additional Paid in Capital                       8,909,103.00     9,388,263.00
Retained Earnings (Deficit accumulated
during development stage)                       (4,427,104.00)   (6,812,395.00)
                                                 -------------    -------------
Total Stockholders' Equity                       5,238,736.00     3,391,020.00
                                                 -------------    -------------
   TOTAL LIABILITIES & OWNER'S EQUITY           $5,538,736.00    $3,691,020.00
                                                 -------------    -------------
                                                 -------------    -------------



                                -UNAUDITED-
                 See accompanying notes to financial statements
                                     5

                                 BUCKTV.COM, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                    FOR PERIOD
             September 21, 1998 (Date of Inception) to March 31, 2001
                                       and
                periods ending March 31, 2001 and March 31, 2000

                                          September 21,
                                          1998 to          Period           Period
                                          March 31,        Ending March     Ending March
                                              2001         31, 2001         31, 2000


    REVENUE
Services                                                                            0.00

   COSTS AND EXPENSES
General and Administrative                6,810,792.75     2,384,669.75        28,473.00
Amortization Expenses                           360.00                            342.00
Depreciation Expenses                           621.00           621.00             0.00
                                          -------------    -------------    -------------
     Total Costs and Expenses             6,811,773.75     2,385,290.75        28,815.00
                                          -------------    -------------    -------------
     Net Income or (Loss)                (6,811,773.75)   (2,385,290.75)      (28,815.00
                                          -------------    -------------    -------------
                                          -------------    -------------    -------------

Basic earnings per share
number of common
shares outstanding                           26,709,420       25,801,920        3,827,140

Net Loss Per Share                               -0.255           -0.092            -0.01



                                -UNAUDITED-
                 See accompanying notes to financial statements

                                 BUCKTV.COM, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                                     FOR PERIOD
              September 21, 1998 (Date of Inception) to March 31, 2001
                         Period ended March 31, 2000
                         Period ended March 31, 2001


                                                           September 21
                                                           1998 to          Period           Period ended
                                                           March 31   ,     ended March      March 31,
                                                               2001         31, 2001         2000

CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income or (Loss)                                     (6 812 395.00)   (2,385,291.00)      (41,000.00)
 Amortization                                                    360.00                              0.00
 Depreciation Expense                                          1,242.00           621.00
 Services received for stock                               5,683,765.00     2,337,145.00             0.00
 Costs and expenses paid by director                         778,121.00        47,525.00
 Increase/Decrease in other assets                            12,800.00        12,440.00
 Increase/Decrease in liabilities
 Net change in cash from operations                         (336,467.00)       12,440.00       (41,000.00)

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of equipment                                       (12,440.00)      (12,440.00)
 Net change in cash from Investing Activities                (12,440.00)      (12,440.00)            0.00

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Capital Stock                                     76,376.00             0.00        30,000.00
Advance from Director                                        300,000.00             0.00

Net cash provided by financing activities                    376,376.00             0.00        30,000.00
      Balances at beginning of period                              0.00            29.00        11,080.00
      Net increase (decrease) in cash                         27,469.00             0.00       (11,000.00
      Balance at end of period                                27,469.00            29.00            80.00


                                -UNAUDITED-
                 See accompanying notes to financial statements

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

On September 13, 2000, by Board Resolution, the Company issued 760,000 restricted 144 shares to Washington Hamilton Group, for services.

                                 BUCKTV.COM, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                           NOTES TO FINANCIAL STATEMENTS

On November 9, 2000, by Board Resolution, the Company issued 5,000,000 shares of restricted 144 shares to Bry Behrmann and Larry E Hunter.

On December 22, 2000, the Company issued 5,550,000 shares of restricted 144 shares to Stephen Bishop.

On March 2, 2001, the Company filed Form S-8 with the U.S. Securities and Exchange Commission and issued an additional 10,890,000 shares of its $0.001 par value common stock for services to the Company.

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

5. The Company experienced losses for its operating periods, December 31, 1998, December 31, 1999 and December 31, 2000. The Company will review its need for a provision for federal income tax after each operating quarter and each period for which a statement of operations is issued. The net operating losses of $6,811,774.00 will begin to expire in 2013.

The Company did not record any deferred tax benefits as management deemed it less than likely that the benefits would be utilized. The Company has adopted the provisions of FAS 109.

6.  The Company has adopted December 31 as its fiscal year end.

7. The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions which affect the reported amounts of assets and liabilities as at the date of the financial statements and revenues and expenses for the period reported. Actual results may differ from these estimates.

8. The Company's Statement of Cash Flows is reported utilizing cash(currency on hand and demand deposits) and cash equivalents( short-term, highly liquid investments). The Company did not have any cash equivalents at the balance sheet date.

                                 BUCKTV.COM, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                           NOTES TO FINANCIAL STATEMENTS

     The Company had non-cash activities as follows.
                       Schedule of non-cash activities
     March 28, 2000, issued 1,675,000 shares for services to be rendered           $2,931,250
     April 24, 2000 , issued 1,000,000 shares for services to be rendered           1,200,000
     June 5, 2000, issued 200,000 shares for services to be rendered                  120,000
     June 15, 2000, issued 944,220 shares for services to be rendered                 377,688
     July 21, 2000, issued 500,000 shares for services to be rendered                 135,000
     July 21, 2000, issued 2,000,000 shares for services to be rendered               540,000
     July 14, 2000, issued 575,000 shares for services to be rendered                 155,250
     August 17, 2000 issued 660,000 shares for services to be rendered                184,800
     September 13, 2000 issued 760,000 shares for services to be rendered             212,800
     November 9, 2000, issued 5,000,000 shares for services to be rendered          1,400,000
     December 22, 2000, issued 5,720,500 shares for services to be rendered         1,601,740
     Director paid expenses for company and donated all costs to company              730,936
     March 2, 2001, issued 10,890,000 shares for services to be rendered              490,050
     Director paid expenses for company and donated all costs to company               47,525

                                  Total non cash activities                       $10,127,039

All shares were issued at market value at the time an agreement was reached.

11. The Company accrued expenses for non cash activities ratably over 12 months. The Company has contractual agreements for the parties that received shares to perform services for the next 12 months. This amounted to $3,346,620 in the year ended December 31, 2000 and $2,337,145 in the period ending March 31, 2001.

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

Results of Operations

As of March 31, 2001, being a developmental stage Company, the Company has yet to generate any revenues. In addition, the Company does not expect to generate any significant revenues over the next approximately six (6) months. During the First Quarter, the Company experienced net loss $2,385,291 as compared to a net loss of $41,000 for the same period last year. The bulk of these expenses were for setting up offices in both Colorado and Nevada, along with general and administrative costs, accounting purposes, establishing the Company's website, and filing fees. The Company does not have any material commitments for capital expenditures.

Plan of Operation

The Company has not achieved revenues or profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of growth in the Company's revenues from sales of its products, and possibly from advertising revenues on its Web site. As of March 31, 2001, the Company had an accumulated deficit of Six million eight hundred ten thousand seven hundred seventy-three ($6,811,774) dollars. The Company expects that its operating expenses will increase significantly during the next several months, especially in the areas of sales and marketing, and brand promotion. Thus, the Company will need to generate increased revenues to achieve profitability. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

Liquidity and Capital Resources

The Company's primary sources of liquidity since its inception have been the sale of shares of common stock from shareholders, which were used during the period from inception through September 30, 1999. An original stock offering was made pursuant to Nevada Revised Statues Chapter 90.490 (hereinafter referred to as the "Offering"). This Offering was made in reliance upon an exemption from the registration provisions of Section 5 of the Securities Act of 1993 (the "Act"), as amended, pursuant to Regulation D, Rule 504 of the Act. On September 22, 1998, the Company's founding shareholder purchased 3,000,000 shares of the company's authorized but unissued treasury stock for cash and assets. Additionally, the Company sold Thirty-eight Thousand Three Hundred Sixty Dollars ($38,360) or Seven Hundred Sixty-seven Thousand Two Hundred (767,200) shares of the Common Stock of the Company during the Offering to approximately fifty-six (56) shareholders in the State of Nevada. The offering was closed February 28, 1999. As of September 30, 1999, the Company has three million seven hundred sixty seven thousand two hundred shares (3,767,200) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately fifty-seven (57) shareholders of record, which includes the founder shares

The Company currently has two (2) employees: one President, and one Secretary. If the company can develop its interactive website, at that time the Company will either consider adding more employees, or subcontracting for additional employees.

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

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

BuckTV, Inc. did file Form 8-K during the First Quarter, ended March 31, 2001. The Company did file a Current Report dated March 14, 2001 on
Form 8-K containing information pursuant to Item 1 ("Changes in Control") entitled "Change of officers and directors", Item 4 ("Changes in Registrants Certifying Accountant").


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 17, 2001                  BuckTV.com, Inc.

                                     By:  /s/ Larry Hunter
                                          -----------------------
                                          Larry Hunter
                                          President, Chief Executive
                                          Officer



         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 12, 2001                  BuckTV.com, Inc.

                                     By:  /s/ Mysha M. Lankhorst
                                          -----------------------
                                          Mysha M. Lankhorst
                                          Secretary