Form 10QSB
period 2001-06-30
BUCKTV COM INC
filed 2001-08-17
CIK 1083743

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549



                                   FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2001

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

         865 N Lamb Blvd, Suite 13, PMB 301, Las Vegas, NV 89110
         ---------------------------------------------------------
                (Address of principal executive offices)

                          (626) 434-1032
                         ---------------------------
                        (Issurer's telephone number

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

Common Stock, $0.001 par value per share, 100,000,000 shares authorized, 62,816,920 issued and outstanding as of June 30, 2001 Preferred Non-Voting Stock, $0.001 par value per share, 5,000,000 shares authorized, none are issued nor outstanding as of June 30, 2001.

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

                                 BUCKTV.COM, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                      AS AT
                     December 31, 2000 and March 31, 2001

ASSETS


                                December 31      March 31
                                    2000            2001

CURRENT ASSETS
Cash                                   29.00            29.00
Prepaid Expenses                   15,000.00        15,000.00
                                -------------    -------------
Total Current Assets               15,029.00        15,029.00

FIXED ASSETS
Equipment                          11,799.00        10,557.00
                                -------------    -------------
TOTAL FIXED ASSETS                 11,799.00        10,557.00

OTHER ASSETS
Other Assets                    5,511,908.00     1,666,539.00
                                -------------    -------------
Total Other Assets              5,511,908.00     1,666,539.00

TOTAL ASSETS                    5,538,736.00     1,692,125.00
                                -------------    -------------
                                -------------    -------------


                                -UNAUDITED-
                 See accompanying notes to financial statements

                                 BUCKTV.COM, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                                      AS AT
                     December 31, 2000 and June 30, 2001

                             LIABILITIES & EQUITY


CURRENT LIABILITES
Officers Advances                                        0.00             0.00
                                                 -------------    -------------
Total Current Liabilities                                0.00             0.00

OTHER LIABILITIES
Loan from Director of Company                      300,000.00       300,000.00
                                                 -------------    -------------
Total Other Liabilities                            300,000.00       300,000.00

                                                 -------------    -------------
Total Liabilities                                  300,000.00       300,000.00

   EQUITY
Common Stock, $.001 par value;                      25,801.00        62,817.00
authorized 100,000,000 shares, issued and
outstanding at March 3, 2001, 36,691,920
common shares; issued and outstanding at December
31, 2000, 25,801,920 shares

Preferred Stock, $0.001 par value, authorized      730,936.00       842,471.00
50,000,000 shares; none issued Donated Capital

Additional Paid in Capital                       8,909,103.00     9,740,763.00
Retained Earnings (Deficit accumulated
during development stage)                       (4,427,104.00)   (9,253,586.00)
                                                 -------------    -------------
Total Stockholders' Equity                       5,238,736.00     1,392,125.00
                                                 -------------    -------------
   TOTAL LIABILITIES & OWNER'S EQUITY           $5,538,736.00    $1,692,125.00
                                                 -------------    -------------
                                                 -------------    -------------



                                -UNAUDITED-
                 See accompanying notes to financial statements
                                     5

                                 BUCKTV.COM, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                    FOR PERIOD
             September 21, 1998 (Date of Inception) to June 30, 2001
                                       and
                periods ending June 30, 2001 and June 30, 2000

                                          September 21,
                                          1998 to          Period           Period
                                          June 30,         Ending June      Ending June
                                              2001         30, 2001         30, 2000


    REVENUE
Services                                                                            0.00

   COSTS AND EXPENSES
General and Administrative                9,251,984.00     4,825,460.00        13,220.00
Amortization Expenses                           360.00                              0.00
Depreciation Expenses                         1,242.00         1,242.00             0.00
                                          -------------    -------------    -------------
     Total Costs and Expenses             9,253,586.00     4,826,702.00        13,220.00
                                          -------------    -------------    -------------
     Net Income or (Loss)                (9,253,586.00)   (4,826,702.00)      (13,220.00)
                                          -------------    -------------    -------------
                                          -------------    -------------    -------------

Basic earnings per share
number of common
shares outstanding                           62,816,920       61,792,420        4,127,808

Net Loss Per Share                                  nil              nil              nil



                                -UNAUDITED-
                 See accompanying notes to financial statements

                                 BUCKTV.COM, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                                     FOR PERIOD
              September 21, 1998 (Date of Inception) to June 30, 2001
                         Period ended June 30, 2000
                         Period ended June 30, 2001


                                                           September 21
                                                           1998 to          Period           Period ended
                                                           June 30,         ended June       June 30,
                                                              2001          30, 2001         2000

CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income or (Loss)                                     (9,251 984.00)   (4,826,702.00)      (13,220.00)
 Amortization                                                                     360.00
 Depreciation Expense                                          1,242.00         1,242.00
 Services received for stock                               8,095,554.00     4,750,252.00             0.00
 Costs and expenses paid by director                         842,131.00        64,010.00        47,525.00
 Increase/Decrease in other assets                            12,800.00                         12,440.00
 Increase/Decrease in liabilities
 Net change in cash from operations                         (336,467.00)       12,440.00       (41,000.00)

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of equipment                                       (12,440.00)      (12,440.00)
 Net change in cash from Investing Activities                (12,440.00)      (12,440.00)            0.00

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Capital Stock                                     76,376.00             0.00        30,000.00
Advance from Director                                        300,000.00             0.00

Net cash provided by financing activities                    376,376.00             0.00        30,000.00
      Balances at beginning of period                              0.00            29.00        11,080.00
      Net increase (decrease) in cash                             26.00             0.00       (11,000.00
      Balance at end of period                                    29.00            29.00            80.00


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

On April 11, 2001, the Company filed Form S-8 with U.S. Securities and ExchangeCommission and issued an additional 22,625,000 shares of its $0.001 par value commonstock for services to the Company.

On June 1, 2001, the Company filed Form S-8 with U.S. Securities and ExchangeCommission and issued an additional 3,500,000 shares of its $0.001 par value commonstock for services to the Company.

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

5. The Company experienced losses for its operating periods, December 31, 1998, December 31, 1999 and December 31, 2000. The Company will review its need for a provision for federal income tax after each operating quarter and each period for which a statement of operations is issued. The net operating losses of $9,253,586.00 will begin to expire in 2013.

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

                                 BUCKTV.COM, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                           NOTES TO FINANCIAL STATEMENTS

     The Company had non-cash activities as follows.
                       Schedule of non-cash activities
     March 28, 2000, issued 1,675,000 shares for services to be rendered           $2,931,250
     April 24, 2000 , issued 1,000,000 shares for services to be rendered           1,200,000
     June 5, 2000, issued 200,000 shares for services to be rendered                  120,000
     June 15, 2000, issued 944,220 shares for services to be rendered                 377,688
     July 21, 2000, issued 500,000 shares for services to be rendered                 135,000
     July 21, 2000, issued 2,000,000 shares for services to be rendered               540,000
     July 14, 2000, issued 575,000 shares for services to be rendered                 155,250
     August 17, 2000 issued 660,000 shares for services to be rendered                184,800
     September 13, 2000 issued 760,000 shares for services to be rendered             212,800
     November 9, 2000, issued 5,000,000 shares for services to be rendered          1,400,000
     December 22, 2000, issued 5,720,500 shares for services to be rendered         1,601,740
     Director paid expenses for company and donated all costs to company              730,936
     March 2, 2001, issued 10,890,000 shares for services to be rendered              490,050
     Director paid expenses for company and donated all costs to company               47,525
     April 11, 2001, issued 22,625,000 shares for services to be rendered             203,625
     June 1, 2001, issued 3,500,000 shares for services to be rendered                175,000

                                  Total non cash activities                       $10,505,654

All shares were issued at market value at the time an agreement was reached.

11. The Company accrued expenses for non cash activities ratably over 12 months. The Company has contractual agreements for the parties that received shares to perform services for the next 12 months. This amounted to $3,346,620 in the year ended December 31, 2000 and $2,337,181 in the period ending June 30, 2001.

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

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

BuckTV, Inc. did file Form 8-K during the Second Quarter, ended June 30, 2001. The Company did file a Current Report dated June 1, 2001 on
Form 8-K containing information pursuant to Item 1 ("Changes in Control or address") entitled "Change of address".


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 16, 2001                  BuckTV.com, Inc.

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

Date:  August 16001                  BuckTV.com, Inc.

                                     By:  /s/ Bry Behrmann
                                          -----------------------
                                          Bry Behrmann
                                          Secretary