Form 10QSB/A
period 2001-06-30
BUCKTV COM INC
filed 2001-09-11
CIK 1083743

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549



                                   FORM 10-QSB/A
                                  AMENDMENT NO. 1

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


                                                           September 21
                                                           1998 to          Period           Period ended
                                                           June 30,         ended June       June 30,
                                                              2001          30, 2001         2000

CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income or (Loss)                                     (9,251 984.00)   (4,826,702.00)      (13,220.00)
 Amortization                                                                     360.00
 Depreciation Expense                                          1,242.00         1,242.00
 Services received for stock                               8,095,554.00  4,773,890.00         0.00
 Costs and expenses paid by director                      778,121.00    64,010.00        47,525.00
 Increase/Decrease in other assets                            12,800.00                         12,440.00
 Increase/Decrease in liabilities
 Net change in cash from operations                      (363,907.00)   12,440.00       (41,000.00)

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of equipment                                       (12,440.00)      (12,440.00)
 Net change in cash from Investing Activities                (12,440.00)      (12,440.00)            0.00

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Capital Stock                                     76,376.00             0.00        30,000.00
Advance from Director                                        300,000.00             0.00

Net cash provided by financing activities                    376,376.00             0.00        30,000.00
      Balances at beginning of period                              0.00            29.00        11,080.00
      Net increase (decrease) in cash                          29.00         0.00       (11,000.00
      Balance at end of period                                    29.00            29.00            80.00


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

Date:  September 10, 2001               BuckTV.com, Inc.

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

Date:  September 10, 2001               BuckTV.com, Inc.

                                     By:  /s/ Bry Behrmann
                                          -----------------------
                                          Bry Behrmann
                                          Secretary