Form 10QSB
period 2001-09-30
BUCKTV COM INC
filed 2001-11-19
CIK 1083743

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549



                                   FORM 10-QSB/A
                                  AMENDMENT NO. 1

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2001

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

Common Stock, $0.001 par value per share, 100,000,000 shares authorized, 62,816,920 issued and outstanding as of September 30, 2001 Preferred Non-Voting Stock, $0.001 par value per share, 5,000,000 shares authorized, none are issued nor outstanding as of September 30, 2001.

Transactional Small Business Disclosure Format

                                          Yes [   ]      No [ X ]

                                 BuckTV.com, Inc.
                                TABLE OF CONTENTS


Item 1.   Financial Statements.................................   3
          Balance Sheet (unaudited)............................  4-5
          Statements of Operations (unaudited).................   6
          Statements of Cash Flows (unaudited).................   7
          Notes to Financial Statements........................  8-11

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................   12


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................   16

Item 2.   Changes in Securities and Use of Proceeds............   16

Item 3.   Defaults upon Senior Securities......................   16

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................   16

Item 5.   Other Information.....................................  16

Item 6.   Exhibits and Reports on Form 8-K......................  17

Signatures......................................................  17

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

The unaudited financial statements of registrant for the three months ended March 31, 2001, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                                 BUCKTV.COM, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                      AS AT
                     September 30, 2001 and December 31, 2000

ASSETS


                                December 31      September 30
                                    2000            2001

CURRENT ASSETS
Cash                                   29.00           368.00
Prepaid Expenses                   15,000.00         3,000.00
                                -------------    -------------
Total Current Assets               15,029.00         3,368.00

FIXED ASSETS
Equipment                          11,799.00         9,936.00
                                -------------    -------------
TOTAL FIXED ASSETS                 11,799.00         9,936.00

OTHER ASSETS
Other Assets                    5,511,908.00     1,045,002.00
                                -------------    -------------
Total Other Assets              5,511,908.00     1,045,002.00

TOTAL ASSETS                    5,538,736.00     1,058,306.00
                                -------------    -------------
                                -------------    -------------


                                -UNAUDITED-
                 See accompanying notes to financial statements

                                 BUCKTV.COM, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                                      AS AT
                     December 31, 2000 and September 30, 2001

                             LIABILITIES & EQUITY


CURRENT LIABILITES
Officers Advances                                        0.00             0.00
                                                 -------------    -------------
Total Current Liabilities                                0.00             0.00

OTHER LIABILITIES
Loan from Director of Company                      300,000.00       300,000.00
                                                 -------------    -------------
Total Other Liabilities                            300,000.00       300,000.00

                                                 -------------    -------------
Total Liabilities                                  300,000.00       300,000.00

   EQUITY
Common Stock, $.001 par value;                      25,801.00        62,817.00
authorized 100,000,000 shares, issued and
outstanding at September 30, 2001, 62,816,920
common shares; issued and outstanding at December
31, 2000, 25,801,920 shares

Preferred Stock, $0.001 par value, authorized      730,936.00       850,471.00
50,000,000 shares; none issued Donated Capital

Additional Paid in Capital                       8,909,103.00     9,740,763.00
Retained Earnings (Deficit accumulated
during development stage)                       (4,427,104.00)   (9,895,745.00)
                                                 -------------    -------------
Total Stockholders' Equity                       5,238,736.00       758,306.00
                                                 -------------    -------------
   TOTAL LIABILITIES & OWNER'S EQUITY           $5,538,736.00    $1,058,306.00
                                                 -------------    -------------
                                                 -------------    -------------



                                -UNAUDITED-
                 See accompanying notes to financial statements
                                     5

                                 BUCKTV.COM, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                    FOR PERIOD
             September 21, 1998 (Date of Inception) to September 30, 2001
                                       and
                periods ending June 30, 2001 and June 30, 2000

                                          September 21,    Period           Period
                                          1998 to          Ending           Ending
                                          September 30,    Septermber       September
                                              2001         30, 2001         30, 2000


    REVENUE
Services                                                                            0.00

   COSTS AND EXPENSES
General and Administrative                9,892,901.00     5,466,778.00       313,271.00
Amortization Expenses                           360.00                              0.00
Depreciation Expenses                         2,484.00         1,863.00             0.00
                                          -------------    -------------    -------------
     Total Costs and Expenses             9,895,745.00     5,468,641.00       313,271.00
                                          -------------    -------------    -------------
     Net Income or (Loss)                (9,895,745.00)   (5,468,641.00)     (313,271.00)
                                          -------------    -------------    -------------
                                          -------------    -------------    -------------

Basic earnings per share
number of common
shares outstanding                           62,816,920       62,816,920        7,636,558

Net Loss Per Share                                  nil              nil             0.04



                                -UNAUDITED-
                 See accompanying notes to financial statements

                                 BUCKTV.COM, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                                     FOR PERIOD
            September 21, 1998 (Date of Inception) to September 30, 2001
                         Period ended September 30, 2000
                         Period ended September 30, 2001


                                                           September 21     Period           Period
                                                           1998 to          Ended            Ended
                                                           September        September        September
                                                           30, 2001         30, 2001         30, 2000

CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income or (Loss)                                     (9,895,745.00)   (5,468,641.00)     (313,271.00)
 Amortization                                                    360.00             0.00             0.00
 Depreciation Expense                                          2,484.00         1,863.00
 Services received for stock                               8,745,932.00     5,395,547.00             0.00
 Costs and expenses paid by director                         778,121.00        64,010.00
 Increase/Decrease in other assets                            (3,000.00)       12,000.00       (15,000.00
 Increase/Decrease in liabilities                                                                 (280.00)
 Net change in cash from operations                         (371,208.00)        4,779.00      (328,551.00)

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of equipment                                       (12,800.00)      (12,440.00)      (12,500.00)
 Net change in cash from Investing Activities                (12,800.00)      (12,440.00)      (12,500.00)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Capital Stock                                     76,376.00             0.00        30,000.00
Advance from Director                                        300,000.00             0.00       300,000.00
Donated Capital                                                8,000.00         8,000.00

Net cash provided by financing activities                    384,376.00         8,000.00       330,000.00
      Balances at beginning of period                              0.00            29.00        11,080.00
      Net increase (decrease) in cash                            368.00           339.00       (11,051.00)
      Balance at end of period                                   368.00           368.00            29.00


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

                                 BUCKTV.COM, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                           NOTES TO FINANCIAL STATEMENTS

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

On April 11, 2001, the Company filed Form S-8 with U.S. Securities and Exchange Commission and issued an additional 22,625,000 shares of its $0.001 par value common stock for services to the Company.

On June 1, 2001, the Company filed Form S-8 with the U.S. Securities and Exchange Commission and issued an additional 3,500,000 shares of its $0.001 par value common stock for services to the Company.

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

                                 BUCKTV.COM, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                           NOTES TO FINANCIAL STATEMENTS

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


     The Company had non-cash activities as follows.
                       Schedule of non-cash activities
     March 28, 2000, issued 1,675,000 shares for services to be rendered           $2,931,250
     April 24, 2000 , issued 1,000,000 shares for services to be rendered           1,200,000
     June 5, 2000, issued 200,000 shares for services to be rendered                  120,000
     June 15, 2000, issued 944,220 shares for services to be rendered                 377,688
     July 21, 2000, issued 500,000 shares for services to be rendered                 135,000
     July 21, 2000, issued 2,000,000 shares for services to be rendered               540,000
     July 14, 2000, issued 575,000 shares for services to be rendered                 155,250
     August 17, 2000 issued 660,000 shares for services to be rendered                184,800
     September 13, 2000 issued 760,000 shares for services to be rendered             212,800
     November 9, 2000, issued 5,000,000 shares for services to be rendered          1,400,000
     December 22, 2000, issued 5,720,500 shares for services to be rendered         1,601,740
     Director paid expenses for company and donated all costs to company              730,936
     March 2, 2001, issued 10,890,000 shares for services to be rendered              490,050
     April 11, 2001, issued 22,625,000 shares for services to be rendered             203,625
     June 1, 2001, issued 3,500,000 shares for services to be rendered                175,000
     Director paid expenses for company and donated all costs to company               64,010

                                  Total non cash activities                       $10,505,654

All shares were issued at market value at the time an agreement was reached.

                                 BUCKTV.COM, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                           NOTES TO FINANCIAL STATEMENTS

9. The Company accrued expenses for non cash activities ratably over 12 months. The Company has contractual agreements for the parties that received shares to perform services for the next 12 months. This amounted to $3,346,620 in the year ended December 31, 2000 and $5,335,581 for the nine months ending September 30, 2001.


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

Results of Operations

As of September 30, 2001, being a developmental stage Company, the Company has yet to generate any revenues. In addition, the Company does not expect to generate any significant revenues over the next approximately six (6) months. During the First Quarter, the Company experienced net loss $5,468,641 as compared to a net loss of $313,271 for the same period last year. The bulk of these expenses were for setting up offices in both Colorado and Nevada, along with general and administrative costs, accounting purposes, establishing the Company's website, and filing fees. The Company does not have any material commitments for capital expenditures.

Plan of Operation

The Company has not achieved revenues or profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of growth in the Company's revenues from sales of its products, and possibly from advertising revenues on its Web site. As of September 30, 2001, the Company had an accumulated deficit of Nine million eight hundred and ninety-five thousand seven hundred and forty-five ($9,895,745) dollars. The Company expects that its operating expenses will increase significantly during the next several months, especially in the areas of sales and marketing, and brand promotion. Thus, the Company will need to generate increased revenues to achieve profitability. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

Liquidity and Capital Resources

The Company's primary sources of liquidity since its inception have been the sale of shares of common stock from share holders, which were used during the period from inception through September 30, 1999. An original stock offering was made pursuant to Nevada Revised Statues Chapter 90.490 (hereinafter referred to as the Offering). This Offering was made in reliance upon an exemption from the registration provisions of Section 5 of the Securities Act of 1993 (the Act), as amended, pursuant to Regulation D, Rule 504 of the Act. On September 22, 1998, the Company's founding shareholder purchased 3,000,000 shares of the company's authorized but un issued treasury stock for cash and assets. The Company sold Thirty-eight Thousand Three Hundred Sixty Dollars($38,360) or Seven Hundred Sixty-seven Thousand Two Hundred (767,200) shares of the Common Stock of the Company during the Offering to approximately fifty-six (56) shareholders in the State of Nevada. The offering was closed February 28, 1999. The Company sold Three million (3,000,000) shares of the Common Stock on March 10, 2000 for cash of $30,000. The Company filed Form S8 on March 28, 2000 for One million six hundred seventy five thousand
( 1,675,000) shares of its Common Stock for services to the Company. The Company issued One million (1,000,000) restricted shares of its Common Stock on April 24, 2000 for advertising services. The Company issued Two hundred thousand (200,000) restricted shares of its Common Stock on June 5, 2000,for
services.   The Company issued Nine hundred forty-four two hundred
twenty(944,220) restricted shares of its Common Stock on June 15, 2000, for services. The Company issued Five hundred thousand (500,000)restricted shares of its Common Stock on July 21,2000, for services. The Company issued Two million (2,000,000)restricted shares of its Common Stock on July 21, 2000, for services. The Company filed Form S8 for Five hundred and seventy-five (575,000) shares of its Common Stock on July 14, 2000, for services to be rendered. The Company filed Form S8 for Five hundred and seventy-five (575,000) thousand shares of its Common Stock on July 14, 2000, for services to be rendered. The Company filed Form S8 for Six hundred and sixty (660,000) thousand shares of its Common Stock on August 17, 2000, for services to be rendered. The Company issued Seven hundred and sixty (760,000)thousand restricted shares of its Common Stock on September 13, for services. The Company issued Five million(5,000,000)restricted shares of its Common Stock on November 9, 2000, for services. The Company issued Five million five hundred and fifty thousand (5,550,000)restricted shares of its Common Stock on December 22, 2000, for services. The Company filed FormS8 for Ten million eight hundred and ninety thousand (10,890,000)shares of its Common Stock on March 2, 2001, for services to be rendered. The Company filed Form S8 for Twenty-two million six hundred twenty-five thousand(22,625,000)restricted shares of its Common
Stock on April 11, 2001, for services to be rendered.   The Company filed Form
S8 for Three million five hundred thousand(3,500,000)restricted shares of its Common Stock on June 1, 2001, 2000, for services to be rendered.

The Company As of September 30, 2001, the Company has sixty-two million eight hundred sixteen thousand and nine hundred and twenty (62,816,920) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately fifty- seven (57) shareholders of record, which includes the founder shares

The Company currently has two (2) employees: one President, and one Secretary. If the company can develop its interactive website, at that time the Company will either consider adding more employees, or subcontracting for additional employees.

The Company has no material commitments for capital expenditures nor does it foresee the need for such expenditures over the next year.

Market For Company's Common Stock

Until November 2, 1999, there was no public trading market for the Company's stock. On that day the Company's common stock was cleared for trading on the OTC Bulletin Board system under the symbol OLRM. When the Company changed its name to BuckTV.com, it was issued the new trading symbol BKTV by the NASD. (See
Item 4 below: Submission of Matters to a vote of Securities Holders.) A very limited market exists for the trading of the Company's common stock.

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

Forward-Looking Statements

This Form 10-QSB includes forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

This Form10-QSB contains statements that constitute forward-looking statements. These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as believes, anticipates, expects, estimates, plans, may, will, or similar terms. These statements appear in a number of places in this Registration and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history;
(ii) the Company's business and growth strategies; (iii)the Internet and

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

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

On March 29, 2000, the Company held a Stockholder's Meeting at its Corporate offices at 5085 Lift Drive, Suite 201, Colorado Springs, CO 80919, for the following purposes:

1. To vote on a proposal to amend Oleramma's Articles of Incorporation to change the name of Oleramma, Inc. from Oleramma, Inc. to BuckTV.com, Inc.

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

ITEM 5. Other Information

None.

ITEM 6. Exhibits and Reports on Form 8-K

BuckTV, Inc. did file Form 8-K during the Second Quarter, ended June 30, 2001. The Company did file a Current Report dated June1, 2001 on Form 8-K containing information pursuant to Item 1 (Changes in Control or address) entitled Change of address.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 16, 2001               BuckTV.com, Inc.

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

Date:  November 16, 2001               BuckTV.com, Inc.

                                     By:  /s/ Bry Behrmann
                                          -----------------------
                                          Bry Behrmann
                                          Secretary