Form 10KSB
period 2001-12-31
BUCKTV COM INC
filed 2002-04-12
CIK 1083743

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                 Amendment No. 1

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________

                         Commission file number: 0-25909

                                 BUCKTV.COM, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)
      Nevada                                                   86-0931332
- ------------------------                                     --------------
(State or other jurisdiction of                              (IRS Employer
incorporation  or  organization)                             Identification
No.)


 865 N Lamb Blvd, Suite 13, PMB 301, Las Vegas, NV                 89110
- ------------------------------------------------------          ---------
    (Address of principal executive offices)                    (Zip Code)

                                 719-686-0291
                             ----------------------
                           (Issuer's telephone number)

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

     Based on the average if the closing bid and asked prices of the issuer's common stock on December 31, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was $163,751.

     As of December 31, 2001, the issuer had 62,816,920 shares of common stock outstanding.

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

(a) BUSINESS DEVELOPMENT

(i) Business Development, Organization and Acquisition Activities
- -----------------------------------------------------------------

BuckTV.com, Inc., a developmental stage company, hereinafter referred to as "the Company", was organized by the filing of Articles of Incorporation with the Secretary of State of the State of Nevada on September 21, 1998. The Articles of the Company authorized the issuance of one hundred fifty million (150,000,000) shares. There are one hundred million (100,000,000) shares of Common Stock at par value of $0.001 per share and fifty million (50,000,000) shares of Preferred Stock at par value of $0.001. As of December 31, 2001, the issuer had 62,816,920 shares of Common Stock outstanding and no Preferred Stock was issued nor outstanding.

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

This offering was made in reliance upon an exemption from the registration provisions of Section 5 of the Securities Act of 1993, as amended, pursuant to regulation D, Rule 504 of the Act. On December 15, 1998, founding shareholder purchased 3,000,000 shares of the company's authorized but unissued treasury stock for cash and assets. Thirty-eight Thousand Three Hundred Sixty Dollars ($38,360) or Seven Hundred Sixty-seven Thousand Two Hundred (767,200) shares of the Common Stock of the Company during the Offering to approximately fifty-eight (58) shareholders in the State of Nevada. The offering was closed March 1, 1999. Additionally, in March of 2000, the Company has issued Three million (3,000,000) restricted shares of its common stock for Thirty Thousand Dollars ($30,000) cash. From January 1, 2000 to December 31, 2000, the Company has also issued Two Million Nine Hundred Ten Thousand (2,910,000) shares of its common stock for services to be rendered by the recipients. These shares were registered by S-8 filings and were valued at the market value at or near the time issued. From January 1, 2000 to December 31, 2000, the Company also issued Sixteen Million One Hundred Twenty-four Thousand and Seven Hundred and Twenty (16,124,720) shares of restricted common stock for services to be rendered. From January 1, 2001 to December 31, 2001, the Company issued Thirty-seven Million Fifteen Thousand (37,015,000) shares of its common stock for services to be rendered by the recipients. These shares were registered by S-8 filings and were valued at the market value at or near the time issued. As of December 31, 2001, the Company has sixty-two million eight hundred sixteen thousand nine hundred twenty shares(62,816,920) of its $0.001 par value common voting stock issued and outstanding which are held by approximately One Thousand Four Hundred Ninty-six (1,496) shareholders of record.


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

(ii)  Principal Products and Principal Markets
- ----------------------------------------------

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

(iii) Market Research
- ---------------------

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

(iv) Target Market
- ------------------

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

(v) Concept and Products
- ------------------------

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

(vi) Method of Operation
- ------------------------

The Company plans to offer the sale of consumer products by promoting these products through an Interactive Web site, based on an auction format, utilizing the talents and abilities of Mr. Buck Hunter, a major shareholder in the Company and a Director of the Company, he is also a radio and television personality.

(vii) Competition
- -----------------

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

(viii) Industry Conditions and Cyclical Nature
- ----------------------------------------------

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

(ix) Dependence on Outside Suppliers
- ------------------------------------

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


(x) Potential Conflicts of Interest
- -----------------------------------

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


(xi) Marketing and Advertising
- ------------------------------

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

(xii) Online Commerce Security Risks
- ------------------------------------

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

(xiii) Risk Associated with System Failures
- -------------------------------------------

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

(xiv) Lack of Significant Liability Coverage
- --------------------------------------------

There is no guarantee that the level of liability coverage secured by the Company will be adequate to protect the Company from risks associated with claims that exceed the level of liability coverage maintained by the Company. As a result of the Company's limited operations to date, no threatened or actual claims have been made upon the Company for product, service or other liability.

(xv) Government Regulation
- --------------------------

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

(xvi) Pursue Strategic Acquisitions and Alliances
- -------------------------------------------------

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


(xvii) Employees
- ----------------

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

(i) Market Information
- ----------------------

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


FISCAL 1999                                  HIGH              LOW
- --------------------------------           ----              ----

Quarter Ended March 31, 2001                 .14               .04
Quarter Ended June 30, 2001                  .09               .01
Quarter Ended September 30, 2001             .03               .01
Quarter ended December 31, 2001               .025              .001


(ii) Holders
- ------------

The approximate number of holders of record of common stock as of December 31, 2001 was approximately one thousand four hundred ninety-six (1,496).

(iii) Dividends
- ---------------

Holders of common stock are entitled to receive such dividends as the board of directors may from time to time declare out of funds legally available for the payment of dividends. No dividends have been paid on our common stock, and we do not anticipate paying any dividends on our common stock in the foreseeable future.

(iv) Recent Sales of Unregistered Securities
- --------------------------------------------

An original stock offering was made pursuant to Nevada Revised Statues
Chapter 90.490 (hereinafter referred to as the "Offering").  This Offering was made in reliance upon an exemption from the registration provisions of
Section 5 of the Securities Act of 1993 (the "Act"), as amended, pursuant to Regulation D, Rule 504 of the Act. On September 22, 1998, the Company's founding shareholder purchased 3,000,000 shares of the company's authorized but unissued treasury stock for cash and assets. Additionally, the Company sold Thirty-eight Thousand Three Hundred Sixty Dollars ($38,360) or Seven Hundred Sixty-seven Thousand Two Hundred (767,200) shares of the Common
Stock of the Company during the Offering to approximately fifty-six (56) shareholders in the State of Nevada. The offering was closed February
28, 1999.  Additionally, in March of 2000, the Company has issued Three million (3,000,000) restricted shares of its common stock for Thirty Thousand Dollars ($30,000) cash. From January 1, 2000 to December 31, 2000, the
Company has also issued Two Million Nine Hundred Ten Thousand (2,910,000) shares of its common stock for services to be rendered by the recipients.
These shares were registered by S-8 filings and were valued at the market value at or near the time issued. From January 1, 2000 to December 31, 2000, the Company also issued Sixteen Million One Hundred Twenty-four Thousand and Seven Hundred and Twenty (16,124,720) shares of restricted common stock for services to be rendered. From January 1, 2001 to December 31, 2001, the Company has also issued Thirty-seven Million Fifteen Thousand (37,015,000) shares of its common stock for services to be rendered by the recipients. As of December 31, 2000, the Company has Sixty-tw0 Million Eight Hundred Sixteen Thousand and Nine Hundred Twenty (62,816,920) of its $0.001 par value common voting stock issued and outstanding which are held by approximately one thousand four hundred ninety-six (1,496) shareholders of record.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

(i) General
- -----------

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

The Company has not achieved revenues or profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of growth in the Company's revenues from sales of its products, and possibility advertising revenues on its Web site. As of December 31, 2001, the Company had an accumulated deficit of ten million seven hundred sixty-eight thousand and thirty-seven ($10,768,037) dollars. The Company expects that its operating expenses will decrease significantly during the next several months, especially in the areas of sales and marketing, and brand promotion. The Company will need to generate increased revenues to achieve profitability. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

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


(ii) Results of Operations
- --------------------------

As a developmental stage Company, the Company has yet to generate any revenues. In addition, the Company does not expect to generate significant revenues over the next approximately to twelve (12) months. During calendar year, 2001, the Company experienced net losses $6,340,933. The bulk of these expenses were for general and administrative costs, website development, consulting, accounting purposes, and filing fees. This loss compares to a loss of $4,391448 for calendar year 2000 and $10,768,037 for the period (September 30, 1998, inception through December 31, 2001). The Company does not have any material commitments for capital expenditures.

(iii) Liquidity and Capital Resources
- -------------------------------------

The Company's primary sources of liquidity since its inception have been the sale of shares of common stock from shareholders, which were used during the period from inception through September 30, 1999. An original stock offering was made pursuant to Nevada Revised Statues Chapter 90.490 (hereinafter referred to as the "Offering"). This Offering was made in reliance upon an exemption from the registration provisions of Section 5 of the Securities Act of 1993 (the "Act"), as amended, pursuant to Regulation D, Rule 504 of the Act. On September 22, 1998, the Company's founding shareholder purchased 3,000,000 shares of the company's authorized but unissued treasury stock for cash and assets. Additionally, the Company sold Thirty-eight Thousand Three Hundred Sixty Dollars ($38,360) or Seven Hundred Sixty-seven Thousand Two Hundred (767,200) shares of the Common Stock of the Company during the Offering to approximately fifty-six (56) shareholders in the State of Nevada. The offering was closed February 28, 1999. As of December 31, 2001, the Company has sixty-two million eight hundred sixteen thousand nine hundred and twenty shares (62,816,920) of its $0.001 par value common voting stock issued and outstanding which are held by approximately one thousand four hundred and ninety-six (1,496) shareholders of record.

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

(iv) Year 2000 Issue
- --------------------

The Year 2000 ("Y2K") did not effect the company in any way.


ITEM 7.  FINANCIAL STATEMENTS.

                               BUCKTV.COM, INC.
                      (A DEVELOPMENT STATE COMPANY)

                           FINANCIAL STATEMENTS
                           --------------------
                  December 31, 2000 and December 31, 2001

                             TABLE OF CONTENTS
                             -----------------

                                                PAGE
                                                ----
INDEPENDENT AUDITORS REPORT                              F-1

BALANCE SHEET - ASSETS                                   F-2

BALANCE SHEET - LIABILITIES AND SHAREHOLDER'S EQUITY     F-3

STATEMENT OF OPERATIONS                                  F-4

STATEMENT OF STOCKHOLDERS' EQUITY                        F-5-6

STATEMENT OF CASH FLOWS                                  F-7

NOTES TO FINANCIAL STATEMENTS                            F-8-11

James E. Slayton, CPA
2858 WEST MARKET STREET
SUITE C
AKRON, OHIO 44333
1-330-864-3553

                            INDEPENDENT AUDITORS' REPORT

Board of Directors                           March 15, 2002
BUCKTV.COM, Inc. (The Company)
Las Vegas, Nevada 89109

     I have audited the Balance Sheet of BUCKTV.COM, Inc. (A Development Stage Company), as of December 31, 2000 and December 31, 2001 and the related Statements of Operations, Stockholders' Equity and Cash Flows for the period September 21, 1998 (Date of Inception) to December 31, 2001, year ended December 31, 2000 and year ended December 31, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

     I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BUCKTV.COM, Inc., (A Development Stage Company), as of December 31, 2000 and December 31, 2001 and the results of its operations and cash flows for the period September 21, 1998 (Date of Inception) to December 31, 2001, year ended December 31, 2000 and year ended December 31, 2001 in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had limited operations and has not generated significant revenues from planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ James E. Slayton
-----------------------------
James E. Slayton, CPA
Ohio License ID# 04-1-15582

                                 BUCKTV.COM, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                      AS AT
                     December 31, 2000 and December 31, 2001

ASSETS


                                December 31      December 31
                                    2000            2001

CURRENT ASSETS
Cash                                   29.00           368.00
Prepaid Expenses                   15,000.00             0.00
                                -------------    -------------
Total Current Assets               15,029.00           368.00

FIXED ASSETS
Equipment                          11,799.00         9,315.00
                                -------------    -------------
TOTAL FIXED ASSETS                 11,799.00         9,315.00

OTHER ASSETS
Other Assets                    5,511,908.00       176,330.00
                                -------------    -------------
Total Other Assets              5,511,908.00       176,330.00

TOTAL ASSETS                    5,538,736.00       186,013.00
                                -------------    -------------
                                -------------    -------------



                 See accompanying notes to financial statements

                                 BUCKTV.COM, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                                      AS AT
                     December 31, 2000 and December 31, 2001

                             LIABILITIES & EQUITY

CURRENT LIABILITES
Officers Advances                                        0.00             0.00
                                                 -------------    -------------
Total Current Liabilities                                0.00             0.00

OTHER LIABILITIES
Loan from Director of Company                      300,000.00       300,000.00
                                                 -------------    -------------
Total Other Liabilities                            300,000.00       300,000.00

                                                 -------------    -------------
Total Liabilities                                  300,000.00       300,000.00

   EQUITY
Commmmon Stock, $.001 par value;                    25,801.00        62,816.00
authorized 100,000,000 shares, issued and
outstanding at December 31, 2000, 25,801,920
common shares; issued and outstanding at December
31, 2001, 62,816,920 shares

Preferred Stock, $0.001 par value, authorized      730,936.00       850,471.00
50,000,000 shares; none issued Donated Capital

Additional Paid in Capital                       8,909,103.00     9,740,763.00
Retained Earnings (Deficit accumulated
during development stage)                       (4,427,104.00)  (10,768,037.00)
                                                 -------------    -------------
Total Stockholders' Equity                       5,238,736.00      (113,987.00)
                                                 -------------    -------------
   TOTAL LIABILITIES & OWNER'S EQUITY            5,538,736.00       186,013.00
                                                 -------------    -------------
                                                 -------------    -------------



                 See accompanying notes to financial statements
                                     F-3

                                 BUCKTV.COM, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                    FOR PERIOD
           September 21, 1998 (Date of Inception) to December 31, 2001
                                       and
              years ending December 31, 2000 and December 31, 2001

                                          September 21,
                                          1998 to          Year ending      Year ending
                                          December 31      December 31,     December 31,
                                              2001             2001            2000


    REVENUE
Services                                                                            0.00

   COSTS AND EXPENSES
General and Administrative               10,764,572.00     6,338,449.00     4,390,827.00
Amortization Expenses                           360.00                0                0
Depreciation Expenses                         3,105.00         2,484.00           621.00
                                          -------------    -------------    -------------
     Total Costs and Expenses            10,768,037.00     6,340,933.00     4,391,448.00
                                          -------------    -------------    -------------
     Net Income or (Loss)                (10,768,037.00)  (6,340,933.00)   (4,391,448.00
                                          -------------    -------------    -------------
                                          -------------    -------------    -------------

Basic earnings per share
number of common
shares outstanding                           62,816,920       62,816,920       25,801,920

Net Loss Per Share                               (0.17)           (0.10)            (0.17)



                 See accompanying notes to financial statements

                                 BUCKTV.COM, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                FOR PERIOD
           September 21, 1998 (Date of Inception) to December 31, 2001

                                                                                      Deficit
                                                                                  Accumulated
                               Common                  Additional                     during         Total
                                Stock                     paid-in       Donated   developmentd Stockholder's
                               Shares        Amount       capital       Capital         stage        Equity
                         ------------  ------------  ------------  ------------  ------------  ------------

September 21 1998          3,000,000      3,000.00      5,016.00                                  8,016.00
issued for cash

Net loss for year end                                                              (6,841.00)    (6,841.00)
December 31, 1998

Balances as at December    3,000,000      3,000.00      5,016.00                   (6,841.00)     1,175.00
31, 1998

February 28, 1999            767,000        767.00     37,591.00                                 38,358.00
issued from sale of
public offering

Net loss year ended                                                               (28,815.00)   (28,815.00)
December 31, 1999

Balances as at             3,767,200      3,767.00     42,609.00                  (35,656.00)    10,720.00
December 31, 1999

March 10, 2000 issued      3,000,000      3,000.00     27,000.00                                 30,000.00
for cash

March 28, 2000 issued      1,675,000      1,675.00  2,929,575.00                              2,931,250.00
1,675,000 for services

April 24, 2000 issued      1,000,000      1,000.00  1,199,000.00                              1,200,000.00
for advertising services

June 5, 2000 issued          200,000        200.00    119,800.00                                120,000.00
for services

June 15, 2000 issued         944,220        944.00    376,744.00                                377,688.00
for services

July 21, 2000 issued         500,000        500.00    134,500.00                                135,000.00
for services

July 21, 2000 issued       2,000,000      2,000.00    538,000.00                                540,000.00
for services



                 See accompanying notes to financial statements

                                 BUCKTV.COM, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                FOR PERIOD
           September 21, 1998 (Date of Inception) to December 31, 2001
                                    CONTINUED

                                                                                      Deficit
                                                                                  Accumulated
                               Common                  Additional                     during         Total
                                Stock                     paid-in       Donated   developmentd Stockholder's
                               Shares        Amount       capital       Capital         stage        Equity
                         ------------  ------------  ------------  ------------  ------------  ------------

July 14, 2000 issued         575,000        575.00    154,675.00                                155,250.00
for services

August 7, 2000               660,000        660.00    184,140.00                                184,800.00
issued for services

September 13, 2000           760,000        760.00    212,040.00                                212,800.00
issued for services

November 9, 2000           5,000,000      5,000.00  1,395,000.00                              1,400,000.00
issued for services

December 22, 2000          5,720,500      5,720.00  1,596,020.00                              1,601,740.00
issued for services

Shareholder donated                                                 730,936.00                  730,936.00
capital

Net Loss for year ended                                                        (4,391,448.00)(4,391,448.00)
December 31, 2000
-----------------------------------------------------------------------------------------------------------



Balances as at
December 31, 2000         25,801,920    25,801.00 $8,909,103.00   $730,936.00 ($4,427,104.00) $5,238,736.00

March 2, 2001
Issued for Services       10,890,000    10,890.00    479,160.00                                  490,050.00

April 11, 2001
Issued for Services       22,625,000    22,625.00    181,000.00                                  203,625.00

June 1, 2001
Issued for Services        3,500,000     3,500.00    171,500.00                                  175,000.00

Shareholder paid expenses
of business                                                        119,535.00                    119,535.00

Net Loss for year ended
December 31, 2001                                                              (6,340,933.00) (6,340,933.00)

Balances as at
December 31, 2001         62,816,920    62,816.00  9,740,763.00    850,471.00 (10,768,037.00)   (113,987.00)
                         ------------  ------------  ------------  ------------  ------------  ------------
                         ------------  ------------  ------------  ------------  ------------  ------------



                 See accompanying notes to financial statements

                                 BUCKTV.COM, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                                     FOR PERIOD
              September 21, 1998 (Date of Inception) to December 31, 2001
                           Year ended December 31, 2001
                            Year ended December 31, 2000


                                                           September 21
                                                           1998 to          Year ended       Year ended
                                                           December 31,     December 31,     December 31,
                                                               2001             2001            2000

CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income or (Loss)                                    (10,768,037.00)   (6,340,933.00)   (4,391,448.00)
 Amortization                                                    360.00
 Depreciation Expense                                          3,465.00         2,484.00           621.00
 Services received for stock                               9,550,872.00     6,204,252.00     3,346,620.00
 Costs and expenses paid by director                         842,132.00       111,536.00       730,596.00
 Increase/Decrease in other assets                                             15,000.00       (15,000.00)
 Increase/Decrease in liabilities
 Net change in cash from operations                         (371,568.00)       (7,661.00)     (328,611.00)

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of equipment                                       (12,440.00)                       (12,440.00
 Net change in cash from Investment Activities               (12,440.00)               0       (12,440.00)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Capital Stock                                     76,376.00                         30,000.00
Advance from Director                                        300,000.00                        300,000.00
Donated Capital                                                8,000.00         8,000.00

Net cash provided by financing activities                    384,376.00         8,000.00       330,000.00
      Balances as at end of period                                 0.00            29.00        11,080.00
      Net increase (decrease) in cash                            368.00           339.00)      (11,051.00)
      Balance at end of period                                   368.00           368.00            29.00


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

On April 11, 2001, the Company filed Form S-8 with the U.S. Securities and Exchange Commission and issued an additional 22,625,000 shares of its $0.001 par value common stock for services to the Company.

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


     The Company had non-cash activities as follows.
                       Schedule of non-cash activities
     March 28, 2000, issued 1,675,000 shares for services to be rendered           $2,931,250
     April 24, 2000 , issued 1,000,000 shares for services to be rendered           1,200,000
     June 5, 2000, issued 200,000 shares for services to be rendered                  120,000
     June 15, 2000, issued 944,220 shares for services to be rendered                 377,688
     July 21, 2000, issued 500,000 shares for services to be rendered                 135,000
     July 21, 2000, issued 2,000,000 shares for services to be rendered               540,000
     July 14, 2000, issued 575,000 shares for services to be rendered                 155,250
     August 17, 2000 issued 660,000 shares for services to be rendered                184,800
     September 13, 2000 issued 760,000 shares for services to be rendered             212,800
     November 9, 2000, issued 5,000,000 shares for services to be rendered          1,400,000
     December 22, 2000, issued 5,720,500 shares for services to be rendered         1,601,740
     Director paid expenses for company and donated all costs to company              730,936
     March 2, 2001, issued 10,890,000 shares for services to be rendered              490,050
     April 11, 2001 issued 22,625,000 shares for services to be rendered              203,625
     June 1, 2001 issued 3,500,000 shares for services to be rendered                 175,000
     Director paid expenses for company and donated all costs to company              111,536
                                  Total non cash activities                       $10,569,675

All shares were issued at market value at the time an agreement was reached.

                                 BUCKTV.COM, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                           NOTES TO FINANCIAL STATEMENTS


11. The Company accrued expenses for non cash activities ratably over 12 months. The Company has contractual agreements for the parties that received shares to perform services for the next 12 months. This amounted to $3,346,620 in the year ended December 31, 2000 and $6,204,252 in the year ended December 31, 2001.

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


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the current officers and directors of BuckTV.com, Inc.

Name                            Age          Position(s)
--------------------------      ---         -----------------------------

Larry E. "Buck" Hunter          56           President

Bry Berhman                     56           Secretary

Larry Hunter                    56           Director

Bry Behrmann                    56           Director


Larry Hunter
--------------

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

Bry Behrmann
--------------

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

ITEM 10.  EXECUTIVE COMPENSATION.

As a result of our the Company's current limited available cash, no officer or director received compensation during the fiscal year ended December 31, 2001. BuckTV.com, Inc. intends to pay salaries when cash flow permits. No officer or director received stock options or other non-cash compensation during the fiscal year ended December 31, 2001. The Company does have employment agreements in place with each of its officer.


Name                            Position        Monthly Salary
------------------------------    ---------       ----------------

Larry E. "Buck" Hunter          President            $ 0

Bry Behrman                     Secretary            $ 0


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


Name and Address                   Number of shares
of Beneficial Owner                Beneficially Owned       Percent of Class
- -----------------------            -------------------      ----------------

Moringstar Trust (1)               1,425,000                5.50%

WFO Trust(2)                       1,425,000                5.50%

Larry E. "Buck" Hunter (3)         2,587,500               10.0%
   President
Bry Berhman (4)                    5,412,500               21.0%
  Secretary

Buckbuilders.com, Inc.(5)          3,000,000               11.6%

Rodney Schoemann, Sr. (6)         24,265,000               10.0%
                ------------------------------------------------

                                  38,115,000               63.6%

All Officers and Directors   (2 persons)
- ------------------------
(1) Moringstar Trust, Larry Hunter, Trustee, 3200 S. Brazos, Las Vegas, NV
    89109
(2) WFO Trust, Bry Behrmann, Trustee, 3200 S. Brazos, Las Vegas, NV 89109


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Because of the Company's development stage nature and its relatively recent inception, August 6, 1998, the Company has no relationships or transactions to disclose.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS.

The following documents are included or incorporated by reference as exhibits to this report:


EXHIBIT
  NO.                        DOCUMENT DESCRIPTION
- -------  --------------------------------------------------------------------
(3)      ARTICLES OF INCORPORATION AND BY-LAWS

  3.1    Articles of Incorporation of the Company Filed August 6, 1998(1)

  3.2    By-Laws of the Company adopted September 23, 1998(1)

 (23)   CONSENT OF EXPERTS AND COUNSEL

   23.1  Letter of Consent from James E. Slayton, CPA

- ----------

(1) Previously filed as an exhibit to our registration statement on Form 10-SB (the "Registration Statement"), which was filed on April 29, 1999, and incorporated herein by reference.


(b)  REPORTS ON FORM 8-K

The Company filed a Current Report dated March 19, 2001 on Form 8-K containing information pursuant to Item 1 ("Changes in Control") entitled "Change of Principal ownership in the Company through the purchase of Founder's Common Stock," Item 4 Changes in Registrant's certifying accountant. The new ownership and management changes have been reflected in this 10KSB. The Company filed a Current Report dated June 6, 2001 on Form 8-K containing information pursuant to Item 1 (Changes in control or address) The changes have been reflected in this 10KSB.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 11, 2002                BUCKTV.COM, INC.

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

Date:  April 11, 2002                BUCKTV.COM, INC.

                                     By:  /s/ Bry Behrman
                                          -----------------------
                                          Bry Behrman
                                          Secretary