Form 10QSB
period 2002-03-31
BUCKTV COM INC
filed 2002-05-20
CIK 1083743

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549



                                   FORM 10-QSB
                                  AMENDMENT NO. 1

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2002

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

Common Stock, $0.001 par value per share, 100,000,000 shares authorized, 87,816,920 issued and outstanding as of March 31, 2002 Preferred
Non-Voting Stock, $0.001 par value per share, 5,000,000 shares authorized, none are issued nor outstanding as of March 31, 2002.

Transactional Small Business Disclosure Format

                                          Yes [   ]      No [ X ]

                                 BuckTV.com, Inc.
                                TABLE OF CONTENTS


Item 1.   Financial Statements.................................   3
          Balance Sheet (unaudited)............................  4-5
          Statements of Operations (unaudited).................   6
          Statements of Cash Flows (unaudited).................   7
          Notes to Financial Statements........................  8-11

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................   12


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................   16

Item 2.   Changes in Securities and Use of Proceeds............   16

Item 3.   Defaults upon Senior Securities......................   16

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................   16

Item 5.   Other Information.....................................  16

Item 6.   Exhibits and Reports on Form 8-K......................  16

Signatures......................................................  16

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

The unaudited financial statements of registrant for the three months ended March 31, 2001, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                                 BUCKTV.COM, Inc.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                      AS AT
                      December 31, 2001 and March 31, 2002

ASSETS


                                December 31,     March 31,
                                    2001            2002

CURRENT ASSETS
Cash                                  368.00           112.00
                                -------------    -------------
Total Current Assets                  368.00           112.00

FIXED ASSETS
Equipment                           9,315.00         8,694.00
                                -------------    -------------
TOTAL FIXED ASSETS                  9,315.00         8,694.00

OTHER ASSETS
Other Assets                      176,330.00             0.00
                                -------------    -------------
Total Other Assets                176,330.00             0.00

TOTAL ASSETS                     $186,013.00        $8,806.00
                                -------------    -------------
                                -------------    -------------


                                 -UNAUDITED-
                 See accompanying notes to financial statements

                                 BUCKTV.COM, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                                      AS AT
                      December 31, 2001 and March 31, 2002
                             LIABILITIES & EQUITY

CURRENT LIABILITES
Current Liabilities                                      0.00             0.00
                                                 -------------    -------------
Total Current Liabilities                                0.00             0.00

OTHER LIABILITIES
Loan from Director of Company                      300,000.00       300,000.00
                                                 -------------    -------------
Total Other Liabilities                            300,000.00       300,000.00

                                                 -------------    -------------
Total Liabilities                                  300,000.00       300,000.00

   EQUITY
Commmmon Stock, $.001 par value,                    87,816.00        87,816.00
authorized 100,000,000 shares; issued and
outstanding at March 31, 2002, 87,816,920
common shares; issued and outstanding at December
31, 2001, 87,816,920 shares

Preferred Stock, $0.001 par value, authorized
5,000,000 shares; none issued

Donated Capital                                    730,936.00       730,936.00

Additional Paid in Capital                       9,855,763.00     9,855,763.00

Retained Earnings (Deficit accumulated
during development stage)                      (10,788,502.00)  (10,965,709.00)
                                                 -------------    -------------
Total Stockholders' Equity                        (113,987.00)     (291,194.00)
                                                 -------------    -------------
   TOTAL LIABILITIES & OWNER'S EQUITY             $186,013.00        $8,806.00
                                                 -------------    -------------
                                                 -------------    -------------


                                 -UNAUDITED-
                 See accompanying notes to financial statements
                                     5

                                 BUCKTV.COM, Inc.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                    FOR PERIOD
            September 21, 1998 (Date of Inception) to March 31, 2001
                                     and
               periods ending March 31, 2002 and March 31, 2001

                                          September 21,
                                          1998 to          Period Ending    Paeiod Ending
                                          March 31,        March 31,        March 31,
                                          2002             2002             2001


    REVENUE
Services                                                                            0.00

   COSTS AND EXPENSES
General and Administrative               10,960,642.00       176,586.00     2,384,670.00
Amortization Expenses                           360.00                              0.00
Depreciation Expenses                         4,707.00           621.00           621.00
                                          -------------    -------------    -------------
     Total Costs and Expenses            10,965,709.00       177,207.00     2,385,291.00
                                          -------------    -------------    -------------
     Net Income or (Loss)               (10,965,709.00)     (177,207.00)   (2,385,291.00)
                                          -------------    -------------    -------------
                                          -------------    -------------    -------------

Basic earnings per share
number of common
shares outstanding                          87,816,920       87,816,920       25,801,920

Net Loss Per Share                              -0.125           -0.002            -0.09


                                 -UNAUDITED-
                 See accompanying notes to financial statements
                                     6

                                 BUCKTV.COM, Inc.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                     FOR PERIOD
               September 21, 1998 (Date of Inception) to March 31, 2002
                            Year ended March 31, 2001
                            Year ended March 31, 2002


                                                           September 21
                                                           1998 to          Period ended     Period ended
                                                           March 31,        March 31,        March 31,
                                                               2002             2002            2001

CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income or (Loss)                                    (10,965,709.00)     (177,207.00)   (2,385,291.00)
 Amortization                                                    360.00                              0.00
 Depreciation Expense                                          4,086.00           621.00           621.00
 Services received for stock                               9,727,202.00       176,330.00     2,337,145.00
 Costs and expenses paid by director                         730,597.00             0.00        47,525.00
 Increase/Decrease in other assets                                 0.00             0.00        12,440.00
 Increase/Decrease in liabilities
 Net change in cash from operations                         (503,824.00)         (256.00)      (12,440.00)

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of equipment                                       (12,440.00)            0.00       (12,440.00
 Net change in cash from Investment Activities               (12,440.00)            0.00       (12,440.00)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Capital Stock                                    216,376.00             0.00             0.00
Advance from Director                                        300,000.00             0.00             0.00

Net cash provided by financing activities                    516,376.00             0.00             0.00
      Balances at end of period                                    0.00           368.00            29.00
      Net increase (decrease) in cash                            112.00          (256.00)            0.00
      Balance at end of period                                   112.00           112.00            29.00


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

On April 11, 2001, the Company issued 12,500,000 shares of its $0.001 par value common stock and 12,500,000 warrants for $70,000.00 in cash.

On May 15, 2001, the warrants were exercised and the Company issued 12,500,000 shares of its $0.001 par value common stock for $70,000.00 in cash.

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

                                 BUCKTV.COM, Inc.
                          (A Development Stage Company)
                           NOTES TO FINANCIAL STATEMENTS

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

                                 BUCKTV.COM, Inc.
                          (A Development Stage Company)
                           NOTES TO FINANCIAL STATEMENTS


9. The Company accrued expenses for non cash activities ratably over 12 months. The Company has contractual agreements for the parties that received shares to perform services for the next 12 months. This amounted to $6,204,252 in the year ended December 31, 2001, $2,255,470 in the period ending March 31, 2001 and $176,30 in the period ending March 31, 2002.

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

NOTE 5 - WARRANTS AND OPTIONS

There no warrants outstanding to acquire any additional shares of common or preferred stock.

On March 14, 2002, the Company entered into an agreement for options to purchase a total of 18,000,000 shares of the Company's $.001 par value stock at $.01 per share. The exercise of the options are contingent on revenues being generated by software and a website developed for the Company. The options are good for a period of one year.

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

Results of Operations

As of March 31, 2002, being a developmental stage Company, the Company has yet to generate any revenues. In addition, the Company does not expect to generate any significant revenues over the next approximately six (6) months. During the First Quarter, the Company experienced net loss $177,207 2,385,291 as compared to a net loss of $2,385,291 for the same period last year.
The bulk of these expenses were for setting up offices in both Colorado and Nevada, along with general and administrative costs, accounting purposes, establishing the Company's website, and filing fees. The Company does not have any material commitments for capital expenditures.

Plan of Operation

The Company has not achieved revenues or profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of growth in the Company's revenues from sales of its products, and possibly from advertising revenues on its Web site. As of March 31, 2002, the Company had an accumulated deficit of Ten million nine hundred sixty-five thousand seven hundred nine ($10,965,709) dollars. The Company expects that its operating expenses will decrease significantly during the next several months, especially in the areas of sales and marketing, and brand promotion. Thus, the Company will need to generate increased revenues to achieve profitability. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

Liquidity and Capital Resources

The Company's primary sources of liquidity since its inception have been the sale of shares of common stock from shareholders, which were used during the period from inception through September 30, 1999. An original stock offering was made pursuant to Nevada Revised Statues Chapter 90.490 (hereinafter referred to as the "Offering"). This Offering was made in reliance upon an exemption from the registration provisions of Section 5 of the Securities Act of 1993 (the "Act"), as amended, pursuant to Regulation D, Rule 504 of the Act. On September 22, 1998, the Company's founding shareholder purchased 3,000,000 shares of the company's authorized but unissued treasury stock for cash and assets. Additionally, the Company sold Thirty-eight
Thousand Three Hundred Sixty Dollars ($38,360) or Seven Hundred Sixty-seven Thousand Two Hundred (767,200) shares of the Common Stock of the Company during the Offering to approximately fifty-six (56) shareholders in the State of Nevada. The offering was closed February 28, 1999. From January 1, 2000 to December 31, 2000 the Company has also issued Two Million Nine Hundred Ten Thousand (2,910,00) for shares of its common stock for services to be rendered by the recipients. These shares were registered by S-8 filings and were valued at the market value at or near the time issued. From January 1, 2000 to December 31, 2000, the Company also issued Sixteen Million One Hundred Twenty-four Thousand and Seven Hundred and Twenty(16,124,720) shares of restricted common stock for services to be rendered. From January 1, 2001 to December 31, 2001, the company issued Thirty seven million fifteen thousand shares of its common stock for services to be rendered by the recipients. These shares were registered by S-8 filings and were valued at the market value at or near the time issued. The Company issued Twelve million five hundred thousand shares on April 11, 2001 for cash. The Company also issued Twelve million five hundred thousand shares on May 15, 2001 for cash. As of March 31, 2002, the Company has eighty-seven million eight hundred sixteen thousand and nine hundred twenty (87,816,920) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately nine hundred twelve
(912) shareholders of record, which includes the founder shares.

On March 21, 2002, the company entered into an agreement with a website developer which granted options to purchase Eighteen million shares of the companies common stock. The options are contingent on revenue levels being generated by the website.

The Company currently has two (2) employees: one President, and one bookkeeper. If the company can develop its interactive website, at that time the Company will either consider adding more employees, or subcontracting for additional employees.

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

None

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

None

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned,thereunto duly authorized.

Date:  May 15, 2002                  BuckTV.com, Inc.

                                     By:  /s/ Larry Hunter
                                          -----------------------
                                          Larry Hunter
                                          President, Chief Executive
                                          Officer