Form 10QSB
period 2002-06-30
BUCKTV COM INC
filed 2002-08-20
CIK 1083743

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549



                                   FORM 10-QSB

           [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934
                    For quarterly period ended June 30, 2002

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                   Commission File Number: 0-25909

                              BuckTV.com, Inc.
         (Exact name of Small Business Issuer in its Charter)

              Nevada                                     86-0931332
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                  Identification No.)

865 N Lamb Blvd, Suite 13, PMB 301
Las Vegas, NV                                                89110
(Address of principal executive offices)                   (Zip Code)

 (Issuer's telephone number, including area code   (719) 686-0291


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

Common Stock, $0.001 par value per share, 100,000,000 shares authorized, 86,816,920 issued and outstanding as of June 30, 2002 Preferred
Non-Voting Stock, $0.001 par value per share, 5,000,000 shares authorized, none are issued nor outstanding as of June 30, 2002.

Transactional Small Business Disclosure Format

                                          Yes [   ]      No [ X ]

                                 BuckTV.com, Inc.
                                TABLE OF CONTENTS

Item 1.   Financial Statements
          Balance Sheet (unaudited)............................  3- 4
          Statements of Operations (unaudited).................     5
          Statements of Cash Flows (unaudited).................     6
          Notes to Financial Statements........................  7-10

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................ 10-13


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................    13

Item 2.   Changes in Securities and Use of Proceeds............    13

Item 3.   Defaults upon Senior Securities......................    13

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................    13

Item 5.   Other Information.....................................   13

Item 6.   Exhibits and Reports on Form 8-K......................   13

Signatures......................................................   13

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

The unaudited financial statements of registrant for the three months ended June 30, 2002, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.


                                 BUCKTV.COM, Inc.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                      AS AT
                       December 31, 2001 and June 30, 2002

                                      June 30, 2002      December 31, 2001

     ASSETS

CURRENT ASSETS
Cash                                         368.00                  37.00
                                        -----------             -----------
Total Current Assets Cash                    368.00                  37.00

FIXED ASSETS

Equipment                                  9,315.00                   0.00
                                        -----------             ----------
TOTAL FIXED ASSETS                         9,315.00                   0.00

OTHER ASSETS
Other Assets                             176,330.00                   0.00
                                        -----------             ----------
TOTAL OTHER ASSETS                       176,330.00                   0.00

TOTAL ASSETS                            $186,013.00                 $37.00
                                        -----------             ----------
                                        -----------             ----------

                                        -UNAUDITED-
                    See accompanying notes to financial statements

                                 BUCKTV.COM, Inc.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                      AS AT
                       December 31, 2001 and June 30, 2002

LIABILITIES & EQUITY

                                      June 30, 2002      December 31, 2001
     CURRENT LIABILITIES
Current Liabilities                           $0.00                  $0.00
                                        -----------             ----------
Total Current Liabilities                      0.00                   0.00

     OTHER LIABILITIES
Loan from Director of Company            300,000.00                   0.00
                                        -----------             ----------
Total Other Liabilities                  300,000.00                   0.00
                                        -----------             ----------
Total Liabilities                        300,000.00                   0.00

     EQUITY
Common Stock, $0.001 par value,
authorized 100,000,000 shares;            87,816.00              87,816.00
Donated Capital                          730,936.00           1,030,936.00
Additional Paid in Capital             9,855,763.00           9,855,763.00
Retained Earnings (Deficit
accumulated during development
stage)                               (10,788,502.00)        (10,974,478.00)
                                     --------------         --------------
Total Stockholders' Equity              (113,987.00)                  37.00
                                     ---------------        --------------
     TOTAL LIABILITIES & OWNER'S
EQUITY                                  $186,013.00                  $37.00
                                     --------------         ---------------
                                     --------------         ---------------


                                        -UNAUDITED-

                    See accompanying notes to financial statements

                                  BUCKTV.COM, Inc.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                    FOR PERIOD
           September 21, 1998 (Date of Inception) to June 30, 2002
                                          and
               periods ending June 30, 2002 and June 30, 2001

     REVENUE

                               September 21,
                               1998 to June    Period ending    Period ending
                               30, 2002        June 30, 2002    June 30, 2001

Services                              197.00          197.00             0.00
    COSTS AND EXPENSES
General and Administrative     10,961,535.00          818.00     2,384,670.00
Amortization Expense                  360.00            0.00             0.00
Depreciation Expense                4,086.00            0.00           621.00
Write down of discontinued
Assets                              8,694.00        8,694.00             0.00
                              --------------  --------------     -------------

   Total Costs and Expenses    10,974,675.00        9,512.00     2,385,291.00
                              --------------  --------------     -------------
      Net Income or (Loss)    (10,974,478.00)      (9,315.00)   (2,385,291.00)

                              --------------  --------------     -------------
                              --------------  --------------     -------------
Basic earnings per share
number of common
shares outstanding                86,816,920      86,816,920       25,801,920

    Net Loss
    Per Share                        (0.126)           0.000           (0.092)

                                        -UNAUDITED-

                    See accompanying notes to financial statements

                                  BUCKTV.COM, Inc.
                           (A Development Stage Company)
                               STATEMENT OF CASH FLOWS
                                      FOR PERIOD
           September 21, 1998 (Date of Inception) to June 30, 2002
                                          and
               periods ending June 30, 2002 and June 30, 2001

CASH FLOWS FROM OPERATING ACTIVITIES
                               September 21,
                               1998 to June    Period ending    Period ending
                               30, 2002        June 30, 2002    June 30, 2001
Net  Income or (Loss)         (10,974,478.00)      (9,315.00)   (2,385,291.00)
Amortization                          360.00            0.00             0.00
Depreciation Expense                4,086.00            0.00           621.00
Services received for stock     9,726,656.00            0.00     2,337,145.00
Costs and expenses paid
by director                       730,597.00            0.00        47,525.00
Increase/Decrease in
other assets                            0.00            0.00        12,440.00
Increase/Decreases in                   0.00            0.00             0.00
liabilities
Write down of fixed assets          8,694.00        8,694.00             0.00
                              --------------  --------------     -------------Net change in cash from
Operations                       (504,445.00)        (621.00)       12,440.00

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment           (12,440.00)           0.00       (12,440.00)
                              --------------  --------------     -------------Net change in cash from
investment activities             (12,440.00)           0.00       (12,440.00)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Capital Stock         216,376.00            0.00             0.00
Donated Capital                   300,546.00          546.00             0.00
                              --------------  --------------     -------------
   Net cash provided by
financing activities              516,922.00          546.00             0.00

   Balance at beginning
   of period                            0.00          112.00            29.00
   Net increase (decrease)
   in cash                             37.00          (75.00)            0.00
   Balance at end of period            37.00           37.00            29.00

                                        -UNAUDITED-

                    See accompanying notes to financial statements

                                     BUCKTV.COM, Inc.
                              (A Development Stage Company)
                               NOTES TO FINANCIAL STATEMENTS

NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

The Company was organized September 21, 1998 (Date of Inception) under the laws of the State of Nevada, as Olleramma, Inc. The Company currently has no operations and in accordance with SFAS #7, is considered a development company

On September 22, 1998, the Company issued 3,000,000 shares of its $0.001 par value common stock for cash of $8,016.00.

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

On June 5, 2000, by Board Resolution the Company issued 200,000 restricted 144shares to OTC Live, Inc.

On June 15, 2000, by Board Resolution the Company issued 944,220 restricted 144shares to Myfreestore.com.

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

 4. The Company has not yet adopted any policy regarding payment of dividends No dividends have been paid since inception.

 5. The Company experienced losses for its operating periods, December 31, 1998, December 31, 1999 and December 31, 2000. The Company will review its need for a provision for federal income tax after each operating quarter and each period for which a statement of operations is issued. The net operating losses of $ 10,974,478.00 will begin to expire in 2013.

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

                                      BUCKTV.COM, Inc.
                              (A Development Stage Company)
                               NOTES TO FINANCIAL STATEMENTS

     The Company had non-cash activities as follows:
March 28, 2000, issued 1,675,000 shares for services
   to be rendered                                                $2,931,250
April 24, 2000 , issued 1,000,000 shares for services
   to be rendered                                                 1,200,000
June 5, 2000, issued 200,000 shares for services to be rendered     120,000
June 15, 2000, issued 944,220 shares for services to be rendered    377,688
July 21, 2000, issued 500,000 shares for services to be rendered    135,000
July 21, 2000, issued 2,000,000 shares for services to be rendered  540,000
July 14, 2000, issued 575,000 shares for services to be rendered    155,250
August 17, 2000 issued 660,000 shares for services to be rendered   184,800
September 13, 2000 issued 760,000 shares for services to be
   rendered                                                         212,800
November 9, 2000, issued 5,000,000 shares for services to be
   rendered                                                       1,400,000
December 22, 2000, issued 5,720,500 shares for services to be
   rendered                                                       1,601,740
Director paid expenses for company and donated all costs to
   company                                                          730,936
March 2, 2001, issued 10,890,000 shares for services to be
   rendered                                                         490,050
Director paid expenses for company and donated all costs
   to company                                                        47,525
                                                                -----------
                Total non cash activities                       $10,127,039

All shares were issued at market value at the time an agreement was reached.

 9. The Company accrued expenses for non cash activities ratably over 12 months. The Company has contractual agreements for the parties that received shares to perform services for the next 12 months. This amounted to $6,204,252 in the year ended December 31, 2001, $1,843,258 in the period ending June 30, 2001 and $0 in the period ending June 30, 2002.

10. The Company wrote off assets as impaired and abandoned during the quarter ending June 30, 2002 in the amount of $8,694.00 under FASB 121.

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

NOTE 5 - WARRANTS AND OPTIONS

There no warrants outstanding to acquire any additional shares of common or referred stock.

                                      BUCKTV.COM, Inc.
                              (A Development Stage Company)
                               NOTES TO FINANCIAL STATEMENTS

On March 14, 2002, the Company entered into an agreement for options to purchase a total of 18,000,000 shares of the Company's $.001 par value stock at $.01 per share. The exercise of the options are contingent on revenues being generated by software and a website developed for the Company. The options are good for a period of one year. In June 2002, the agreement was terminated and the options canceled.

NOTE 6 - YEAR 2000 ISSUE
The Y2K issue had no effect on this company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

The Registrant was incorporated on September 21, 1998, in the state of Nevada under the name BuckTV.com, Inc. BuckTV.com, Inc. was incorporated to transact any lawful business. The Company originally hoped to develop a genetically engineered type of Pima cotton seed with a gene that contains a virus fatal to the pink bollworm, a leaf-munching pest that can destroy cotton fields. The Company's initial test results were not positive, and the Company subsequently changed management and control of its stock to a different group

Under its new name, BuckTV.com, Inc., the new management and ownership of the Company has developed a new principal business strategy for the Company to market consumer products through an Interactive WEB site, based on an auction format, utilizing the talents and abilities of Mr. Buck Hunter, a major shareholder in, and a Director of, the Company, who is also a well-known radio and television personality.

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

Going Concern -

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

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

Results of Operations

As of June 30, 2002, being a developmental stage Company, the Company has yet to generate any revenues. In addition, the Company does not expect to generate any significant revenues over the next approximately six (6) months During the Second Quarter, the Company experienced net loss $9,315.00 as compared to a net loss of $4,827,443 for the same period last year.
The bulk of these expenses were for setting up offices in both Colorado and Nevada, along with general and administrative costs, accounting purposes, establishing the Company's website, and filing fees. The Company does not have any material commitments for capital expenditures.

Plan of Operation

The Company has not achieved revenues or profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of growth in the Company's revenues from sales of its products, and possibly from advertising revenues on its Web site. As of March 31, 2002, the Company had an accumulated deficit of Ten million nine hundred seventy-four thousand four hundred seventy-eight ($10,974,478) dollars.
The Company expects that its operating expenses will decrease significantly during the next several months, especially in the areas of sales and marketing, and brand promotion. Thus, the Company will need to generate increased revenues to achieve profitability. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

Liquidity and Capital Resources

The Company's primary sources of liquidity since its inception have been the sale of shares of common stock from shareholders, which were used during the period from inception through September 30, 1999. An original stock offering was made pursuant to Nevada Revised Statues Chapter 90.490 (hereinafter referred to as the "Offering"). This Offering was made in reliance upon an exemption from the registration provisions of Section 5 of the Securities Act of 1993 (the "Act"), as amended, pursuant to Regulation D, Rule 504 of the Act. On September 22, 1998, the Company's founding shareholder purchased 3,000,000 shares of the company's authorized but unissued treasury stock for cash and assets. Additionally, the Company sold Thirty-eight
Thousand Three Hundred Sixty Dollars ($38,360) or Seven Hundred Sixty-seven Thousand Two Hundred (767,200) shares of the Common Stock of the Company during the Offering to approximately fifty-six (56) shareholders in the State of Nevada. The offering was closed February 28, 1999. From January 1, 2000 to December 31, 2000 the Company has also issued Two Million Nine Hundred Ten Thousand (2,910,00) for shares of its common stock for services to be rendered by the recipients. These shares were registered by S-8 filings and were valued at the market value at or near the time issued. From January 1, 2000 to December 31, 2000, the Company also issued Sixteen Million One Hundred Twenty-four Thousand and Seven Hundred and Twenty(16,124,720) shares of restricted common stock for services to be rendered. From January 1, 2001 to December 31, 2001, the company issued Thirty seven million fifteen thousand shares of its common stock for services to be rendered by the recipients.
These shares were registered by S-8 filings and were valued at the market value at or near the time issued. The Company issued Twelve million five hundred thousand shares on April 11, 2001 for cash. The Company also issued Twelve million five hundred thousand shares on May 15, 2001 for cash.
As of June 30, 2002, the Company has eighty-six million eight hundred sixteen thousand and nine hundred twenty (86,816,920) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately nine hundred twelve (912) shareholders of record, which includes the founder shares.

On March 21, 2002, the company entered into an agreement with a website developer which granted options to purchase Eighteen million shares of the ompanies common stock. The options are contingent on revenue levels being generated by the website. In June of 2002, the agreement was terminated and the ions canceled. The Company currently has one (1) employees: one President. If the company can develop its interactive website, at that time the Company will either consider adding more employees, or subcontracting for additional employees.

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

Forward-Looking Statements

This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends,current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

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

Date: August 19, 2002                  BuckTV.com, Inc.

                                     By:  /s/ Larry Hunter
                                          -----------------------
                                          Larry Hunter
                                          President, Chief Executive
                                          Officer