Form 10QSB
period 2002-09-30
BUCKTV COM INC
filed 2002-11-15
CIK 1083743

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                   FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

             For quarterly period ended September 30, 2002

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

         1711 E Ogden Street, Las Vegas, NV 89101
         ------------------------------------------------------
                (Address of principal executive offices)

                  (626)-434-1032
                         --------------------------
                        (Issuer's telephone number


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

Common Stock, $0.001 par value per share, 100,000,000 shares authorized, 94,418,353 issued and outstanding as of September 30, 2002 Preferred Non-Voting Stock, $0.001 par value per share, 5,000,000 shares authorized, none are issued nor outstanding as of September 30, 2002.

Transactional Small Business Disclosure Format

                                          Yes [   ]      No [ X ]

                                 BuckTV.com, Inc.
                                TABLE OF CONTENTS

Item 1.   Financial Statements
   Balance Sheet as of December 31, 2001 and September 30, 2002 3-4 Statement of Operations for the Quarters
       ended September 30, 2001 and 2002 ......................    5
   Statement of Cash Flows for the Quarters
       ended September 30, 2001 and 2002.......................    6
   Notes to Financial Statements...............................  7-9

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................  9-13


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................   13

Item 2.   Changes in Securities and Use of Proceeds............   13

Item 3.   Defaults upon Senior Securities......................   13

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................   13

Item 5.   Other Information.....................................  13

Item 6.   Exhibits and Reports on Form 8-K......................  13

Signatures......................................................  14

                                   Page Two

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

The unaudited financial statements of registrant for the three months ended September 30, 2002, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.


                                BUCKTV.COM, Inc.
                         (A Development Stage Company)
                                 BALANCE SHEET
                                    AS AT
                      December 31, 2001 and September 30,2002

                                  December 31, 2001      September 30, 2000
     ASSETS
CURRENT ASSETS
Cash                                        368.00                     0.00
                                      ------------             ------------
Total Current Assets                        368.00                     0.00

FIXED ASSETS
Equipment                                 9,315.00                     0.00
                                      ------------             ------------
TOTAL FIXED ASSETS                        9,315.00                     0.00

OTHER ASSETS

Other Assets                            176,330.00                     0.00
                                      ------------             ------------
TOTAL OTHER ASSETS                      176,330.00                     0.00

TOTAL ASSETS                           $186,013.00                    $0.00
                                      ------------             ------------
                                      ------------             ------------

                                           -UNAUDITED-
                       See accompanying notes to financial statements

                                            Page Three

                                BUCKTV.COM, Inc.
                         (A Development Stage Company)
                                 BALANCE SHEET
                                    AS AT
                      December 31, 2001 and September 30,2002

                                  LIABILITIES & EQUITY
                                  December 31, 2001      September 30, 2000

CURRENT LIABILITIES

Current Liabilities                          $0.00                    $0.00
                                      ------------             ------------
Total Current Liabilities                    $0.00                    $0.00

OTHER LIABILITIES

Loan from Director of Company           300,000.00                     0.00
                                      ------------             ------------

Total Other Liabilities                 300,000.00                     0.00
                                      ------------             ------------
Total Liabilities                       300,000.00                     0.00

     EQUITY


Common Stock, $0.001 par value,
authorized 100,000,000 shares;           95,418.00                94,418.00
  issued and outstanding at
September 30,2002, 94,418,353 common
shares ; issued and outstanding at
December 31,2001, 95,418,353 shares

Preferred Stock, $0.001 par value,
authorized 5,000,000 shares; none issued


Donated Capital                         730,936.00               730,936.00
Additional Paid in Capital            9,848,161.00             9,855,763.00
Retained Earnings (Deficit accumulated
during development stage)           (10,788,502.00)          (10,681,117.00)
                                      ------------             ------------

Total Stockholders' Equity             (113,987.00)                    0.00

                                      ------------             ------------
  TOTAL LIABILITIES & OWNER'S EQUITY   $186,013.00                    $0.00
                                      ------------             ------------
                                      ------------             ------------

                                           -UNAUDITED-
                       See accompanying notes to financial statements

                                            Page Four

                                BUCKTV.COM, Inc.
                         (A Development Stage Company)
                            STATEMENT OF OPERATIONS
                                 FOR PERIOD
         September 21, 1998 (Date of Inception) to September 30, 2002
                                     and
          periods ending September 30,2002 and September 30, 2001

                                September 21,    Period          Period
                                1998 to          ending          ending
                                September 30,    September 30,   September 30,
     REVENUE                    2002             2002            2001
Services                                0.00             0.00            0.00

    COSTS AND EXPENSES

General and Administrative     10,676,671.00           215.00    5,466,778.00
Amortization Expense                  360.00             0.00            0.00
Depreciation Expense                4,086.00             0.00        1,863.00

Total Costs and Expenses       10,681,117.00           215.00    5,468,641.00
                                -------------    -------------   -------------

Net Income or (Loss)          (10,681,117.00)         (215.00)  (5,468,641.00)

                                -------------    -------------   -------------
                                -------------    -------------   -------------

Basic earnings per share
number of common
shares outstanding                94,418,353       94,418,353      95,418,353

    Net Loss
    Per Share                         -0.113               -0-          -0.06

                                           -UNAUDITED-
                       See accompanying notes to financial statements

                                            Page Five

                                BUCKTV.COM, Inc.
                         (A Development Stage Company)
                            STATEMENT OF CASH FLOWS
                                   FOR PERIOD
           September 21, 1998 (Date of Inception) to September 30,2002
                       Period ended September 30, 2001
                        Period ended September 30,2002

CASH FLOWS FROM OPERATING ACTIVITIES
                                September 21,    Period          Period
                                1998 to          ending          ending
                                March 31,        September 30,   September 30,
                                200220022001


Net  Income or (Loss)         (10,681,117.00)         (215.00)    (177,207.00)
Amortization                          360.00             0.00            0.00
Depreciation Expense                4,086.00             0.00          621.00
Services received for stock     9,442,320.00             0.00      176,330.00
Costs and expenses paid by
Director                          730,775.00           178.00            0.00
Increase/Decrease in other
Assets                                  0.00             0.00            0.00
Net change in cash from
Operations                       (503,936.00)          (37.00)         (256.00)

CASH FLOWS FROM INVESTING
ACTIVITIES
  Purchase of equipment           (12,440.00)            0.00            0.00

Net change in cash from
investment activities             (12,440.00)            0.00            0.00

CASH FLOWS FROM FINANCING
ACTIVITIES

Issuance of Capital Stock         216,376.00             0.00            0.00
Advance from Director             300,000.00             0.00            0.00

    Net cash provided by
    financing activities          516,376.00             0.00            0.00

    Balance at beginning
    of period                           0.00             37.00         368.00
    Net increase (decrease)
    in cash                             0.00           (37.00)        (256.00)
    Balance at end of period            0.00              0.00         112.00

                                           -UNAUDITED-
                       See accompanying notes to financial statements

                                            Page Six

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


                                 Page Seven

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

5. The Company experienced losses for its operating periods, December 31, 1998, December 31, 1999, December 31, 2000 and December 31, 2001. The Company will review its need for a provision for federal income tax after each operating quarter and each period for which a statement of operations is issued. The net operating losses of $ 10,681,117.00 will begin to expire in 2013.

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

                              Page Eight

8. The Company's Statement of Cash Flows is reported utilizing cash (currency on hand and demand deposits) and cash equivalents( short-term, highly liquid investments). The Company did not have any cash equivalents at the balance sheet date.

The Company had non-cash activities as follows:
                                Schedule of non-cash activities
March 28, 2000, issued 1,675,000 shares for
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

9. The Company accrued expenses for non cash activities ratably over 12 months. The Company has contractual agreements for the parties that received shares to perform services for the next 12 months. This amounted to $6,204,252 in the year ended December 31, 2001, $5,335,581 in the period ending September, 2001 and $0 in the period ending September 30, 2002.

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

NOTE 4 - RELATED PARTY TRANSACTION

Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.
                                    Page Nine

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

                                   Page Ten

Loss/Earnings Per Share - Earnings per share is computed using the weighted average number of shares of common stock outstanding.

The Company has not pursued or explored any opportunities for an acquisition or merger. This does not preclude that the Company may not explore any opportunities in the future.

Results of Operations

As of September 30, 2002, being a developmental stage Company, the Company has yet to generate any revenues. In addition, the Company does not expect to generate any significant revenues over the next approximately six (6) months. During the Third Quarter, the Company experienced net loss $215.00 as compared to a net loss of $5,468,641 for the same period last year.
The bulk of these expenses were for setting up offices in both Colorado and Nevada, along with general and administrative costs, accounting purposes, establishing the Company's website, and filing fees. The Company does not have any material commitments for capital expenditures.

Plan of Operation

The Company has not achieved revenues or profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of growth in the Company's revenues from sales of its products, and possibly from advertising revenues on its Web site. As of September 30, 2002, the Company had an accumulated deficit of Ten million six hundred eighty-one thousand one hundred seventeen ($10,681,117) dollars. The Company expects that its operating expenses will decrease significantly during the next several months, especially in the areas of sales and marketing, and brand promotion. Thus, the Company will need to generate increased revenues to achieve profitability. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

Liquidity and Capital Resources

The Company's primary sources of liquidity since its inception have been the sale of shares of common stock from shareholders, which were used during the period from inception through September 30, 1999. An original stock offering was made pursuant to Nevada Revised Statues Chapter 90.490 (hereinafter referred to as the "Offering"). This Offering was made in reliance upon an exemption from the registration provisions of Section 5 of the Securities Act of 1993 (the "Act"), as amended, pursuant to Regulation D, Rule 504 of the Act. On September 22, 1998, the Company's founding shareholder purchased 3,000,000 shares of the company's authorized but unissued treasury stock for cash and assets. Additionally, the Company sold Thirty-eight
Thousand Three Hundred Sixty Dollars ($38,360) or Seven Hundred Sixty-seven Thousand Two Hundred (767,200) shares of the Common Stock of the Company during the Offering to approximately fifty-six (56) shareholders in the State of Nevada. The offering was closed February 28, 1999. From January 1, 2000 to

                               Page Eleven

December 31, 2000 the Company has also issued Two Million Nine Hundred Ten Thousand (2,910,00) for shares of its common stock for services to be rendered by the recipients. These shares were registered by S-8 filings and were valued at\the market value at or near the time issued. From January 1, 2000 to December 31,2000, the Company also issued Sixteen Million One Hundred Twenty-four Thousand and Seven Hundred and Twenty(16,124,720) shares of restricted common stock for services to be rendered. From January 1, 2001 to December 31, 2001, the company issued Thirty seven million fifteen thousand shares of its common stock for services to be rendered by the recipients.
These shares were registered by S-8 filings and were valued at the market value at or near the time issued. The Company issued Twelve million five hundred thousand shares on April 11, 2001 for cash. The Company also issued Twelve million five hundred thousand shares on May 15, 2001 for cash. As of September 30,2002, the Company has ninety-four million four hundred eighteen thousand three hundred fifty three (91,418,353) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately nine hundred twelve (912) shareholders of record, which includes the founder shares.

On March 21, 2002, the company entered into an agreement with a website developer which granted options to purchase Eighteen million shares of the companies common stock. The options are contingent on revenue levels being generated by the website. In September of 2002, the agreement was terminated, the options canceled and one million shares of common stock were returned to the company and cancelled. The Company currently has one (1) employees: one resident. If the company can develop its interactive website, at that time the Company will either consider adding more employees, or subcontracting for additional employees.

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

                            Page Twelve

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

                          Page Thirteen

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

Date: November 14, 2002                  BuckTV.com, Inc.

                                     By:  /s/ Larry Hunter
                                          -----------------------
                                          Larry Hunter
                                          President, Chief Executive
                                          Officer