Form 10KSB
period 2002-12-31
MULTI TECH INTERNATIONAL CORP
filed 2003-04-15
CIK 1083743

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
        [X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
              ACT OF 1934

                   For the fiscal year ended December 31, 2002

        [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number: 0-25909

                         Multi-Tech International, Corp.
                 (Name of small business issuer in its charter)

                        Nevada                            86-0931332
             (State or other jurisdiction of            (IRS Employer
              incorporation or organization)          Identification No.)

                       760 Killian Road, Akron, Ohio 44319
               (Address of principal executive offices) (Zip Code)

                                  216-849-4934
                           (Issuer's telephone number)

       Securities registered under Section 12(b) of the Exchange Act: None

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
                                                                             [ ]

State issuer's revenues for its most recent fiscal year:  0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:  $1,914,476 as of April 7, 2003.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 40,257,934 as of April 4, 2003

Transitional Small Business Disclosure Format (Check one):        Yes [ ] No [X]

                                    CONTENTS

                                                                            PAGE
PART I

PART II

Item 8.   Changes In and Disagreements With Accountants on
             Accounting and Financial Disclosure..............................15

PART III

Item 9.   Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the Exchange Act..........15
Item 10.  Executive Compensation..............................................17
Item 11.  Security Ownership of Certain Beneficial Owners and

                 Disclosure Regarding Forward-Looking Statements

         Under the "safe harbor" provisions of the Private Securities Litigation
Reform Act of 1995 (the "PSLRA"), we caution readers regarding forward looking statements found in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange
Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by or on our behalf. We disclaim any obligation to update forward-looking statements. This report contains forward-looking statements. The forward-looking statements include all statements that are not statements of historical fact. The forward-looking statements are often identifiable by their use of words such as "may," "expect,"
"believe," "anticipate," "intend," "could," "estimate," or "continue," "plans"
or the negative or other variations of those or comparable terms. Our actual results could differ materially from the anticipated results described in the forward-looking statements. Factors that could affect our results include, but are not limited to, those discussed in Item 6, "Management's Discussion and
Analysis or Plan of Operation" and included elsewhere in this report.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Background and Organization

         Multi-Tech International, Corp., a developmental stage company, hereinafter referred to as "the Company", "we" or "us", was originally organized by the filing of Articles of Incorporation with the Secretary of State of the
State of Nevada on September 21, 1998 under the name Oleramma, Inc. The Articles of Incorporation authorized the issuance of one hundred fifty million
(150,000,000) shares, consisting of one hundred million (100,000,000) shares of
Common Stock at par value of $0.001 per share and fifty million (50,000,000)
shares of Preferred Stock at par value of $0.001. As of December 31, 2002, we had 40,907,934 shares of Common Stock outstanding, no Preferred Stock issued or outstanding, options to purchase 50,000 shares of Common Stock at $1.00 per share and options to purchase 50,000 shares of Common Stock at $1.50 per share.

         We were a company that hoped to develop a genetically engineered Pima cotton seed, with a virus fatal to the bollworm. It was our hope to enter the marketplace as the first genetically engineered Pima cotton, which is genetically superior in combating infestations. Unfortunately we were not able to achieve our original goals and on December 31, 2000 we changed our name to
BUCKTV.COM, Inc. pursued and began a new direction. At this time our principal business strategy was to market consumer products through an Interactive
Website, and to promote this Website through commercial radio promotions, and
Internet search engines, utilizing the talent and skills of a famous radio/television personality. However, this was unsuccessful and we began a search for new opportunities.

         On November 15, 2002, pursuant to an Asset Purchase Agreement (the
"Agreement") we acquired all the assets of AlphaCom, Inc. ("Alphacom"), setting a new strategic direction for the Company, and changed the name of the Company to Multi-Tech International, Inc. ("Multi-Tech" OTCBB:MLTI) and new management joined the Company.  In connection with this acquisition our principal business is now in the field of spectrum technologies for broad based applications worldwide.

Asset Purchase Agreement

         Pursuant to the Agreement we issued a total of 30,320,552  shares of our Common Stock (the "Shares") and a promissory note in the amount of
$4,319,000 payable to Alphacom representing 74.1 percent of our outstanding shares of Common Stock in exchange for all of the assets of Alphacom including all business and technologic developments and licensing and marketing rights to such assets. The Shares are being held in escrow for 12 months pursuant to the terms of the Agreement, and are subject to downward adjustment based upon financial contingencies set forth in the Agreement. The acquisition has been accounted for under purchase method accounting. As a condition to the closing we effected a 1-for-14.525 reverse split of our Common Stock in November 2002.

         The material provisions of the Agreement include:

        o   Appointment of the following individuals to positions within the
            Company:  John J. Craciun III (President and Chairman of the Board),
            Dr. David Hostelley (Secretary, Treasurer and member of Board of
            Directors), Steven Coutoumanos (Chief Executive Officer and member of Board of Directors), David Boon (Chief Operating Officer, Mr.
            Boon subsequently declined to accept such appointment), Mark P. Wing
            (member of Board of Directors), and Lawrence Hartman (member of
            Board of Directors).

        o   We may allocate 75% of the monies received by us from financing activities or via licensing arrangements to pay the promissory note due AlphaCom.

        o   Until we have received aggregate gross cash proceeds of not less than $10,000,000 from (i) a direct equity investment or series of investments from an outside third party or third parties, and/or
            (ii) license fees and/or royalty payments received from the license of the Intellectual Property to third party licensees we cannot have more than 50,000,000 shares issued and outstanding.

        o   Alphacom maintains anti-dilution rights for the number of shares issued to it based upon certain contingencies.

        o   For a period of 12 months following the closing of the transaction, without the prior written consent of a majority of the shareholders of Alphacom, on a fully-diluted basis, we are not permitted to do any of the following (subject to the termination provisions of the
            Agreement):

                     (i)   amend any provisions of our Articles of Incorporation
                           or By Laws;
                    (ii)   increase our authorized capital stock;
                   (iii)   create or issue any capital stock except for the
                           issuance of up to 13,179,045 shares of Common Stock;
                    (iv)   declare any dividend or distribution on any of its
                           capital stock;
                     (v)   dispose of any Intellectual Property;
                    (vi)   redeem, purchase or otherwise acquire any of our
                           equity securities;
                   (vii)   voluntarily file for bankruptcy;
                  (viii)   incur or assume any debt except the Note, provided
                           that the Note shall not be secured by any asset; or
                    (ix)   transfer any asset, tangible or intangible, to any
                           subsidiary or make any investment (other than in cash
                           equivalents).

         Pursuant to the Agreement we purchased all of the assets of Alphacom.
The assets purchased under the Agreement include: certain accounts receivable,
Alphacom's URL www.networkalpha.com; and certain patents (described below).

         The transfer of the patents has not yet been properly perfected.
Currently, We along with Alphacom are investigating this matter to ensure that all assignments are properly recorded.  Alphacom believes that it has valid, binding and legal right to all of the rights, title and interest in the patents.

         The patents encompass the following:  wireless digital transmission and receiving method combining phase reversal keying with pulse position modulation;
improved binary data communication system employing improved VPSK encoding procedure (as more fully discussed below); method for the transmission of
"biphase" digital data; communication system transmitting binary data: and high speed data transfer in small amounts of bandwidth.

         The VPSK encoding procedure is a modulation algorithm. When applied to existing data transmission environments, VPSK is able to produce previously unrealized bandwidth efficiencies. For example, Time Division Multiple Access
(TDMA), one of the leading standards of digital cellular communications, allows for up to 128 simultaneous conversations per system. By utilizing VPSK modulation, a TDMA-VPSK system using the same bandwidth as TDMA will allow for over 4,500 simultaneous conversations, an increase in excess of 35 times. This means that by incorporating this technology, the existing infrastructure deployed by cellular carriers today will be able to support far more revenue-producing subscribers.

         Cellular technology is only one of many applications over which VPSK can be deployed. VPSK can be deployed on most communications platforms including both wireless and wireline. Not only will the use of VPSK produce a substantial increase in the revenues of existing markets, the increased data potential creates numerous new markets.

         The assets also include: a five percent interest in AlphaCom
International Ltd. (ACIL) a company registered in Hong Kong (the remaining ninety five percent is owned by ITM Ltd. (of which our President John J. Craciun is a majority owner)). ACIL exclusively owns the AlphaCom master technology license, including Manufacturing and Product Distribution Licenses and all
rights to sub-license the same for the following territories: Asia, Eastern
Europe - Romania & Bulgaria and South America - Venezuela and adjacent islands;
International License for Israel; International License Contract for the
European Union Countries; and International License Contract for Asia.

Plan of Operations

         We are focused on developing and promoting spectrum technologies for broad-based applications worldwide based upon the assets acquired from Alphacom.
The spectrum technologies product(s) Alphacom has developed provides far more efficient use of bandwidth. Through the use of narrow-band frequencies and patented algorithms, these spectrum technologies will use existing infrastructure with efficiencies greater than conventional technologies.

         Management believes it solves the power and noise problem through the use of filtration techniques and patented modulation algorithms.  The result is a signal that can be carried over greater distances and with less power.

Concept and Products

         We plan to introduce a technology that makes more efficient use of bandwidth.  Through the use of narrow-band frequencies and patented algorithms,
MLTI spectrum technology will travel over existing infrastructure with efficiencies exponentially greater than conventional technologies.  It is anticipated that this will be done by a comparably small retrofit to existing wireless and wire-line networks.

         The key to this technology is a modulation and filtration technique that enables more data to be carried, over greater distances, and with less power.  With a relatively small capital investment, service providers will be able to increase their revenue potential through greater market penetration.

         We believe this technology can be carried over virtually any medium, including: Cable TV, Cable Modem, AM/FM Radio, Analog Cellular, Digital Mobile,
DSL, IP Wire-line Applications, WiFi (802.11b), Microwave, and/or Satellite.

Dependence on Outside Suppliers

         We anticipate that we will have a relatively low dependence on outside suppliers or vendors.  The primary reason is that the MLTI spectrum technology represents intellectual property, which will be marketed in the form of a license or royalty contract.  As such, we anticipate that no proprietary hardware will be required in order to generate a revenue stream.

Marketing and Advertising

         We anticipate building a grass roots awareness campaign across the following channels:

         Trade Advertising - three key vertical markets (content provider, service provider, and end-user):
                o   Awareness campaigns.
                o   Operations campaigns.

         Public Relations:
                o   Press Releases (announcing technology impact, customer
                    success, product releases, etc.)
                o   Case Studies (associated with customer success).
                o   Technology White Papers (Engineering inter-industry
                    publications, educational institutions, think tanks and
                    symposium presentations).
                o   Analyst & Editor Interviews.

         Direct Mail/Email:
                o   Awareness Direct Mail to support Advertising.
                o   Tradeshow Support (Pre & Post show direct mail).
                o   Teaser Mailers to promote interest.
                o   Web Seminar notification & follow-up.

         Tradeshows:
                o   Three key vertical markets (content provider, service
                    provider, and end-user).

         Collateral:
                o   Overview Brochure.
                o   Product Profile - Content Provider.
                o   Product Profile - Service  Provider.
                o   Product Profile - End User.

         Seminars - two online Web Seminar series
                1.   Introduction to Ultra Narrowband Modulation.
                2.   Ultra Narrowband Modulation Solutions/Demo.

Technology Overview

         Before voice, data, or video can be transmitted or received, it must be encoded onto a carrier signal that will propagate by means of an electronic wave.  This process, called modulation is the science of placing intelligence on a carrier.  Using this principle, a data stream is converted to a waveform and a carrier transports the data over a radio frequency, sound wave, or beam of light.

         Carrier signals can be fully described by three parameters that can be mixed and matched:

        1.   Amplitude Modulation - ex. AM stations on a car radio
        2.   Frequency Modulation - ex. FM stations on a car radio
        3.   Phase Modulation - ex. Satellite communications

         Each of the three modulation techniques listed above possess tradeoffs in terms of power, performance, bandwidth efficiency, etc. Phase Modulation generally uses bandwidth more efficiently than other types of modulation.
However, the improvement in bandwidth efficiency comes at the cost of decreased power efficiency. The smaller separation between bits of data means it takes less noise to corrupt the signal and cause the receiver to make an error. To combat this, more power must be transmitted.

         We believe the MLTI spectrum technology solves the power and noise problem through the use of filtration techniques and patented modulation algorithms.  The result is a signal that can be carried over greater distances and with less power.  The signal can operate on existing carriers such as FM and
AM stations.  This is profound since existing infrastructure can be
"retrofitted" to carry exponentially more voice, data, and video.

Market Research

         Twenty-two million home users, in January 2002, a jump of 67 percent from January 2001, were using current broadband technology, limited mostly to accessing the Internet. The broadband population, which can access the Internet at work, rose 42 percent to 25.5 million users.

         While broadband users make up approximately 20 percent of the online population, they account for half of the time spent on the Internet.

         Some of the reasons surrounding the limited market penetration over the past few years include:

        1.   Infrastructure: the lack of existing infrastructure to support high speed connectivity.
        2.   Price: the consumer's ability to support the price point of integrated voice, data, and video networks is currently too high.
        3.   Content: reliable content is mostly limited to banner ads, static pictures, and text.

         Management believes that in order for broadband to become something other than a one-fifth share of an online market, it will need to successfully address the Infrastructure, Price, and Content barriers across several communication protocols and devices.

         Given these qualifiers, the scope of the market potential can be quantified by noting the size of the current market.  A few data points on telecom equipment and software purchases will demonstrate the scope of the opportunity (source: Business Wire TIA 2002 Telecom Report - March 21, 2002):

        o   U.S. spending on telecom equipment and software in 2001 was $167
            Billion.
        o   U.S. spending in 2002 is expected drop 10.8% to $148.9 Billion.
        o   U.S. spending will return to growth by 2004.
        o   By 2005, spending in US telecom industry will rise to $954 Billion.
        o   International spending for telecom equipment will finish 2002 at
            $570 Billion.
        o   By 2005, worldwide spending in telecom will reach $1.8 Trillion.

Technology Development

         Technology development strategies are targeted to address the needs of telecom and electronic communications bandwidth. Using experience gained from lab trials, the technology can be deployed on existing infrastructure with the following planned results (pending further research and development for each application):

         Wireline Applications:

            - DSL Service
                - Expand the distance from the CO from 3 miles to 10 miles.
                - Provide reliable data transmission even with corroded cable.
                - Increase data rates over standard phone line from 1.5 to 3.0 Mbps.

            - Cable and Cable Modem
                - Effectively doubles the number of channels over standard coax.
                - Increases the cable data throughput by approximately 10X.
                - Potentially solves the problem of transmitting HDTV signal over coax.

            - Access, Edge, and Core Applications
                - Transform T1 lines into the performance equivalent of two T3 lines.
                - Increase data throughput of copper ATM, Frame Relay, SS7, etc.
                - Improve global telecom network performance and efficiency.

         Wireless Applications:

            - GSM / TDMA / CDMA / 3G Wireless
                - Increase the number of GSM voice users from approx. 240 to over 12,000.
                - Increase the number of C/TDMA users from approx. 200 to over 1,200.
                - Provide 3G networks multiplexed voice/data/video sessions.
                - Lower monthly operating costs for providers.
                - Increase data rates from 14,400 bps to 1,600,000 bps.
                - Double transmit/receive range while reducing voltages by 75%.

            - Analog Wireless
                - Increase the number of voice users from approx. 16 to more than 750.
                - Increase data rates from 14,400 bps to 1,600,000 bps.
                - Lower monthly operating costs for providers.
                - Double transmit/receive range while reducing voltages by 75%.

            - Microwave
                - Enhance a single microwave channel to provide more than 150 T1 lines.
                - Create a path for dramatically less expensive PSTN or Internet back-haul.
                - Reduce the cost of cellular voice and data traffic.

Target Market

         We will initially focus on commercializing our territories through the joint venture and licensing agreements which were obtained pursuant to the
Agreement with Alphacom, while developing support technology to simplify the implementation of our systems in a variety of applications. Commercialization will be managed through licenses and strategic partnerships within each of the targeted markets.

         The target audience will initially consist of two key groups:
service/content providers and end users.  The messaging for each will be significantly different:

         Service/Content Providers:

                  Service and content providers are seeking more sophisticated delivery capabilities in the commercial market. Providers desperately need communication networks that will integrate voice, data, and video services over virtually any wire-line or wireless infrastructure at an affordable price.

         End Users:

                  Users that have already gravitated to existing broadband
         technology have learned to live with some of the downsides. The downsides have included: difficulties in setting up initial connectivity, high monthly costs, limitations due to local infrastructure (DSL), and limited responsiveness during peak usage
         (Cable).  In addition, content delivery is severely limited to cellular users.

Competition

         Competition in the bandwidth communications and/or telecommunications market segment is extensive.  We must take careful measures to ensure that the intellectual property represented by our spectrum technology is protected.  In addition, competing bandwidth technologies may circumvent any sustainable competitive advantage and prevent long-term broad acceptance for the spectrum technology.

         The markets for consumer and business Internet services and online content are extremely competitive and highly fragmented. There are no significant barriers to market entry. We expect that competition will intensify in the future. Our direct competition in these markets are ISPs, national long distance carriers, wireless service providers, OSP's, cable-based data services and Internet content aggregators. Many of these competitors are offering (or may soon offer) technologies that will attempt to compete with some or all of our products and services. Such technologies include ISDN and XDSL. The basis of competition in these markets include transmission speed, reliability of service, ease of access, price/performance, ease-of-use, content quality, quality of presentation, timeliness of content, customer support, operating experience and revenue sharing.

         Many of our competitors and potential competitors have substantially larger subscriber bases, longer operating histories, greater name recognition, and more established relationships with application providers than us. Such competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and devote substantially more resources to developing Internet services than us. There are no assurances that we will be able to compete successfully against current or future competitors. Competitive pressures may materially adversely affect our business, operating results, or financial condition. Further, as a strategic response to changes in the competitive environment, we may make certain pricing, service or marketing decisions or enter into acquisitions or new ventures that could have a materially adverse effect on our business, operating results or financial condition.

Government Regulation

         The adoption of new laws or the application of existing laws may decrease the growth of spectrum technologies, which could in turn decrease the demand for our services, increase the our cost of doing business or otherwise have a material adverse effect on our business, results of operations and financial condition.

         There can be no assurance, however, that Federal, State or local government will not attempt to impose regulations upon us in the future or that such imposition will not have a material adverse effect on our business, results of operations and financial condition.

Federal

         We will provide Internet services, in part, through data transmissions over public telephone lines. These transmissions are governed by regulatory policies establishing charges and terms for wire line communications. We currently are not subject to direct regulation by the FCC or other regulatory agencies as a provider of basic telecommunication services.

         The FCC regulates the licensing, construction, operation and acquisition of wireless telecommunications systems in the U.S. pursuant to the
1934 Act, as amended, and the rules, regulations, and policies promulgated by the FCC thereunder. Included in the regulations is the use of the electromagnetic spectrum in the United States, including the frequency band currently used by our radio products. Part 15 of the FCC regulation defines frequency bands in which unlicensed operation of the radio equipment that meets certain technical and operational requirements is permitted. We will utilize
CDPD for the majority of our wireless transmissions, which is currently under
FCC regulations.

         In the international markets there are various categories of government regulations. In those countries that have accepted certain worldwide standards, such as the FCC rulings or those from the European Telecommunications Standards
Institute, we are not expecting to experience significant regulatory issues in bringing our products to market. Approval in these markets involves retaining local testing agencies to verify specific product compliance. However, many developing countries, including India and China, have not fully developed or have no frequency allocation, equipment certification, or telecommunications regulatory standards. In these types of markets, we will actively work directly with industry standard bodies to conform to worldwide standards regulations.

State and Local Regulation

         The scope of the regulatory authority covers such matters as the terms and conditions of interconnection between Local Exchange Carriers ("LECs") and wireless carriers with respect to intrastate services, customer billing information and practices, billing disputes, other consumer protection matters, facilities construction issues, transfers of control, the bundling of services and equipment and requirements relating to the availability of capacity on a wholesale basis. In these areas particularly, the terms and conditions of interconnection between LECs and wireless providers, the FCC and state regulatory authorities share regulatory responsibilities with respect to interstate and intrastate issues, respectively.

         We may become an active participant in proceedings before the FCC and before state regulatory authorities. Proceedings with respect to the foregoing policy issues before the FCC and state regulatory authorities could have significant impacts on the competitive market structure among wireless providers and other carriers. We are unable at this point to predict the scope, pace, or financial impact of policy changes which could be adopted in these proceedings.
To keep us apprised of developments in this area, we will retain special FCC counsel in the event we deem it necessary.

Industry Conditions and Cyclical Nature

         The communications and/or telecommunications industry is an inherently volatile market segment. Technologies that dominate a market over a particular period can be made obsolete by newer technologies from competing companies in a relatively short timeframe. We are attempting to mitigate this risk by providing open standards and licensing/royalty arrangements, which can create a new industry standard for bandwidth spectrum.

                                       10

Lack of Liability Coverage

         We do not maintain any liability coverage.  In the event of any claim against us or any of our assets we may not have the resources to defend our rights which could have a material adverse effect on our business and the future prospects of the Company.

Pursuit of Strategic Acquisitions and Alliances

         We believe there are numerous opportunities to acquire other businesses with established bases, compatible operations, experience with additional synergistic aspects, and experienced management. We believe, that these acquisitions, if successful, will result in mutually beneficial opportunities, and could lead to an increase in our revenue and income growth. We intend to seek opportunities to acquire businesses, services and/or technologies that we believe will complement our business operations. We plan to seek opportunistic acquisitions that may provide complementary services, expertise or access to certain markets. No specific acquisition candidates have been identified, and no assurance can be given that any transactions will be effected, or if effected, will be successful.

         In addition, we may execute strategic alliances with partners who have established operations.  As part of these joint venture agreements, we may make investments in or purchase a part ownership in these joint ventures.  We believe that joint venture relationships, if successful, will result in synergistic opportunities, allowing us to gain additional insight, expertise and penetration in markets where joint venture partners already operate, and may increase our revenue and income growth.  No specific joint venture agreements have been signed, and no assurance can be given that any agreements will be effected, or if effected, will be successful.

Employees

         We currently have three employees.  None of our employees is covered by a collective bargaining agreement.

ITEM 2.  DESCRIPTION OF PROPERTY.

         Our corporate headquarters are located at 760 Killian Road, Akron, Ohio
44319; Telephone: 216-849-4934.  The office space is currently provided by one of our Directors at no cost to us.

ITEM 3.  LEGAL PROCEEDINGS.

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.

                                       11

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

         Our common stock was cleared for trading on the OTC Bulletin Board system under the symbol OLRM on November 2, 1999. On November 22, 2002 our symbol changed to MLTI. A very limited market exists for the trading of our common stock. On October 25, 2002 a 14.525 for 1 reverse split of our common stock was effected.

         The table below sets forth the high and low bid prices of our common stock for each quarter shown.  Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

         Fiscal 2001                                High         Low

         Quarter Ended September 30, 2001            .03         .01
         Quarter Ended December 31, 2001            .025        .001

         Fiscal 2002                                High         Low

         Quarter Ended March 31, 2002                .14         .04
         Quarter Ended June 30, 2002                 .09         .01
         Quarter Ended September 30, 2002            .03         .01
         Quarter ended December 31, 2002            .025        .001

Holders

         As of April 4, 2003, there were approximately 907 holders of record of our common stock.

Dividends

         Holders of common stock are entitled to receive such dividends as the board of directors may from time to time declare out of funds legally available for the payment of dividends. No dividends have been paid on our common stock, and we do not anticipate paying any dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

         In March 2000, we issued Three Million (3,000,000) restricted shares of common stock for Thirty Thousand Dollars ($30,000) cash. From January 1, 2000 to
December 31, 2000, we issued Two Million Nine Hundred Ten Thousand (2,910,000)
shares of common stock for services to be rendered. These shares were registered by S-8 filings and were valued at the market value at or near the time issued.
From January 1, 2000 to December 31, 2000, we issued Sixteen Million One Hundred
Twenty-Four Thousand and Seven Hundred and Twenty (16,124,720) shares of restricted common stock for services rendered. From January 1, 2001 to December
31, 2001, we issued Thirty-Seven Million Fifteen Thousand (37,015,000) shares of common stock for services to be rendered.

         On November 20, 2002 we effected a 14.525 to 1 reverse stock split of our common stock, after which there were six million five hundred thousand and three hundred and eighty-two (6,500,382) common shares outstanding.

                                       12

         On November 20, 2002 we issued 30,320,552 shares of common stock to
Alphacom in connection with the Asset Purchase Agreement.

         On December 9, 2002 we issued 3,087,000 shares of common stock.

         On December 10, 2002 issued options to purchase 50,000 shares of common stock at $1.00 per share, which expire on December 10, 2005, and options to purchase 50,000 shares of common stock at $1.50 per share and has until December
10, 2005.

         On December 12, 2002 we issued 1,000,000 shares of common stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         On November 15, 2002 the Board of Directors of BUCKTV, Inc. (Formerly
Oleramma, Inc.) approved the acquisition of all the assets of AlphaCom, Inc. in exchange for a note in the amount of $4,319,000 and 30,320,552 common shares of
BUCKTV, Inc.  BUCKTV, Inc. had no assets or liabilities at the time of acquisition.

Critical Accounting Policies and Estimates

         Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the
United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

General

         We will need to generate revenues to achieve profitability. To the extent that operating expenses exceed or are not subsequently followed by commensurate revenues, or if we are unable to adjust operating expense levels accordingly, our business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that we can achieve or sustain profitability or that our operating losses will not increase in the future.

Results of Operations

         We have not generated any revenues to date.  We do not expect to generate significant revenues over the next approximately to twelve (12) months.
During calendar year 2002 we had net losses before gain on settlement of debt of
$212,967 however a net gain on settlement of debt of $300,000 gave us a net income from operations of $7,033 compared with net losses of $6,340,933 during fiscal 2001. The bulk of these expenses were caused by the issuance of shares of our common stock to certain consultants. We do not have any material commitments for capital expenditures except for our obligations under our
Agreement with Alphacom.

         Operating expenses have been borne by the Directors and Officers. At the time of acquisition the records of AlphaCom, Inc. reflected a license receivable of $500,000 which current management believes should not be reflected in our Balance Sheet, but instead, will be reported as income as collected.
Additionally, a note receivable of $406,300 was shown to be due Alphacom from
Quantum, a company in bankruptcy. This amount is not reflected in our Financial
Statements but rather will be reported as income in the event of any collections. The remaining assets purchased from Alphacom consists of property and equipment totaling $46,384 and is being carried such at cost. Alphacom's investment in AMC, which was carried by AlphaCom in the amount of $103,095 was written down to its current market value of $36,100. AlphaCom also carried a deposit in the form of a $50,000 surety bond with a court in Florida. There are costs of approximating $19,000 against that bond, if collected. We have written this amount off and will report income in the event any of this is collected.
There is also a rent deposit of $3,800 which AlphaCom previously made and we acquired under our agreement with Alphacom. This deposit is for the office space occupied by AlphaCom which we acquired with the asset purchase.

                                       14

         Patents were acquired and were valued at the net difference of the values of the other assets applied to the note payable of $4,319,000 and the
$60,640 of agreed value of the common stock.  All of the write downs/offs of the
AlphaCom assets purchased have been applied to the value of the Patents.

         Accounts Payable of $18,433 is a result of amounts paid on behalf of the Company by a shareholder/consultant, which the Company has agreed to reimburse, once we have available cash. Loans payable are a result of Officer payments on behalf of the Company and which the Company has agreed to pay, once it has available cash. The note payable of $4,301,776 represents the remaining balance owed to Alphacom in connection with our Asset Purchase Agreement.
AlphaCom was paid certain amounts subsequent to the asset purchase, which amount will be applied against the amount of our note to them.

         Shareholders Equity reflects, after the 14.525 to 1 reverse split, the
40,907,934 shares at their par value of $0.001 per share. There have been no preferred shares issued.

Liquidity and Capital Resources

         As of December 31, 2002 we had no cash.  The Board of BUCKTV, Inc.
resigned and appointed their replacements with John J. Craciun, III, as
Chairman, Steven Coutoumanos, Mark P. Wing, David F. Hostelley, and Dennis Byrne.

         We have limited financial resources available, which has an adverse impact on our liquidity, activities and operations. These limitations may adversely affected our ability to obtain certain projects and pursue additional business. There is no assurance that any proceeds that we will be able to raise will be sufficient funding to enhance our financial resources sufficiently to generate profits.

         The Company is in discussion with several investment sources to provide the capital required to fund operations over the next several years. The Company will need to raise substantial capital over the next year to fund its growth strategy. The continuation of the Company as a going concern is dependent upon the successful implementation of its business plan, raising capital, and ultimately achieving profitable operations. However, there can be no assurance that the business plan will be successfully implemented. The inability of the
Company to implement the business plan successfully could adversely impact the
Company's business and prospects.

         The Company's Officers are pursuing funding through equity methods while pursuing the sale of various licenses of the technology, which would supply funds for operations.

Plan of Operations

         We are focused on developing and promoting spectrum technologies for broad-based applications worldwide based upon the assets acquired from Alphacom.
The spectrum technologies product(s) Alphacom has developed provides far more efficient use of bandwidth.  Through the use of narrow band frequencies and patented algorithms, these spectrum technologies will use existing infrastructure with efficiencies greater than conventional technologies.

ITEM 7.  FINANCIAL STATEMENTS.

                         MULTI-TECH INTERNATIONAL, CORP.
                          (A Development Stage Company)

                              Financial Statements
                                DECEMBER 31, 2002

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Multi-Tech International, Corp.

We have audited the accompanying balance sheet of Multi-Tech International,
Corp.. (A Development Stage Company) as of December 31, 2002 and 2001, and the
related statement of operations, cash flows, and changes in stockholders' equity for the period September 21, 1998 (inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards.
Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Multi-Tech International,
Corp.. at December 31, 2002 and 2001, and the results of their operations and their cash flows for the period, September 21, 1998 (inception) to December 31,
2002 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the
Company will continue as a going concern. As discussed in Note 4 to the financial statements, conditions exist which raise substantial doubt about the
Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations.
Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Michael Johnson & Co. LLC

Michael Johnson & Co., LLC
Denver, Colorado
April 14, 2003

                        MULTI-TECH INTERNATIONAL, CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                            AS AT DECEMBER 31, 2002
--------------------------------------------------------------------------------

                                                      2002            2001
--------------------------------------------------------------------------------
                                     ASSETS

CURRENT
Cash                                             $       -        $     368
Marketable securities                                36,100              -
Prepaid assets and sundry assets                     55,348         176,330
--------------------------------------------------------------------------------

Total Current Assets                                 91,448         176,698
--------------------------------------------------------------------------------

FIXED
Equipment                                            33,479           9,315
Office furniture                                      5,619              -
Leasehold improvements                                5,959              -
Vehicle                                               1,328              -
--------------------------------------------------------------------------------

Total Fixed Assets                                   46,385           9,315
--------------------------------------------------------------------------------

OTHER
Patents                                           4,204,744              -
--------------------------------------------------------------------------------

Total Other Assets                                4,204,744              -
--------------------------------------------------------------------------------

                                                 $4,342,577       $ 186,013
--------------------------------------------------------------------------------

                                  LIABILITIES

CURRENT
Accounts payable                                     18,434              -
Loans payable                                        10,826              -
Loan from a director                                     -          300,000
Note payable                                      4,301,776              -
--------------------------------------------------------------------------------

                                                  4,331,036         300,000
--------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY

Preferred stock, authorized 5,000,000
  shares, par value $ .001 - issued and
  outstanding - none                                     -               -
Common stock, authorized 100,000,000
  shares, par value $ .001 - issued and
  outstanding - 40,907,934 (2001 - 94,418,353)       40,908          94,418

Additional paid in capital                        9,947,766       9,855,761
Donated capital                                     818,871         703,871

Deficit accumulated during development stage    (10,796,004)    (10,768,307)
--------------------------------------------------------------------------------

Total Stockholders' Equity                           11,541        (114,257)
--------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity       $4,342,577       $ 185,743
--------------------------------------------------------------------------------

                        MULTI-TECH INTERNATIONAL, CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------

                                                                         FROM
                                                                       INCEPTION
                                                                       SEPTEMBER
                                            YEAR            YEAR       21, 1998
                                           ENDED           ENDED           TO
                                          DECEMBER        DECEMBER      DECEMBER
                                          31, 2002        31, 2001      31, 2002
--------------------------------------------------------------------------------

REVENUE                                  $  197           $    -        $    197
--------------------------------------------------------------------------------

EXPENSES
Selling, general and administrative
   expenses                             213,164         6,455,933     11,096,201
--------------------------------------------------------------------------------

Total Operating Expenses                213,164         6,455,933     11,096,201
--------------------------------------------------------------------------------

NET LOSS BEFORE UNDERNOTED ITEM        (212,967)       (6,455,933)   (11,096,004)

GAIN ON SETTLEMENT OF DEBT              300,000                -         300,000
--------------------------------------------------------------------------------

NET INCOME(LOSS) FROM OPERATIONS       $ 87,033      $ (6,455,933) $ (10,796,004)
--------------------------------------------------------------------------------

Weighted average number of
   shares outstanding                10,565,237        69,941,904
                                    ================================

Net income(loss) per share             $   0.01      $      (0.09)
                                    ================================

                        MULTI-TECH INTERNATIONAL, CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
            FROM INCEPTION(SEPTEMBER 21, 1998) TO DECEMBER 31, 2002
--------------------------------------------------------------------------------
                                                                                               Deficit
                                                                                             Accumulated
                           Common                   Additional                  During         Total
                           Stock                     Paid-In       Donated    Development   Stockholders'
                           Shares       Amount       Capital       Capital       Stage         Equity
----------------------------------------------------------------------------------------------------------

September 21, 1998-
     issued for cash     3,000,000     $ 3,000      $ 5,016        $     -     $     -        $  8,016

Net loss for year ended
     December 31, 1998          -           -            -               -       (6,841)        (6,841)
----------------------------------------------------------------------------------------------------------

Balances as at
     December 31, 1998   3,000,000       3,000        5,016              -       (6,841)         1,175

February 28, 1999- issued
     from sale of public
     offering              767,000         767       37,591              -           -          38,358

Net loss for year ended
     December 31, 1999          -           -            -               -      (28,815)       (28,815)
----------------------------------------------------------------------------------------------------------

Balances as at
     December 31, 1999   3,767,000       3,767       42,607              -      (35,656)        10,718
----------------------------------------------------------------------------------------------------------

FORWARD                  3,767,000       3,767       42,607              -      (35,656)        10,718

March 10, 2000- issued
     for cash            3,000,000       3,000       27,000              -           -          30,000

March 28, 2000- issued
     for services        1,675,000       1,675    2,929,575              -           -       2,931,250

April 24, 2000- issued
     for advertising
     services            1,000,000       1,000    1,199,000              -           -       1,200,000

June 5, 2000- issued
     for services          200,000         200      119,800               -          -         120,000

June 15, 2000- issued
     for services          944,220         944      376,744               -          -         377,688

July 21, 2000- issued
     for services          500,000         500      134,500               -          -         135,000

July 21, 2000- issued
     for services        2,000,000       2,000      538,000               -          -         540,000

July 14, 2000- issued
     for services          575,000         575      154,675               -          -         155,250

August 7, 2000- issued
     for services          660,000         660      184,140               -          -         184,800

September 13, 2000-
     issued for services   760,000         760      212,040               -          -         212,800

November 9, 2000-
     issued for services 5,000,000       5,000    1,395,000               -          -       1,400,000

December 22, 2000-
     issued for services 5,720,500       5,720    1,596,020               -          -       1,601,740

     Shareholder donated
          capital               -           -            -           730,936         -        730,936
----------------------------------------------------------------------------------------------------------

SUBTOTAL                25,801,720      25,801    8,909,101          730,936    (35,656)    9,630,182
----------------------------------------------------------------------------------------------------------

FORWARD                 25,801,720      25,801    8,909,101          730,936    (35,656)    9,630,182

Net Loss for year ended
     December 31, 2000          -           -            -                -  (4,391,448)   (4,391,448)
----------------------------------------------------------------------------------------------------------
Balances as at
     December 31, 2000  25,801,720      25,801    8,909,101          730,936 (4,427,104)    5,238,734

March 2, 2001- issued
     for services       10,890,000      10,890      479,160               -          -        490,050

April 11, 2001- issued
     for services       22,625,000      22,625      181,000               -          -        203,625

April 11, 2001- sold
     shares to qualified
     investor           12,500,000      12,500       57,500               -          -         70,000

May 15, 2001- sold
     shares to qualified
     investor           12,500,000      12,500       57,500               -                    70,000

June 1, 2001- issued
     for services        3,500,000       3,500      171,500               -          -        175,000

Shareholder paid
     expenses of
     business                   -           -            -            87,935         -         87,935

2001- issued restricted
      shares             6,601,633       6,602           -                -          -          6,602

Net Loss for year ended
     December 31, 2001          -           -            -                -  (6,455,933)   (6,455,933)
----------------------------------------------------------------------------------------------------------
Balances as at
     December 31, 2001  94,418,353      94,418    9,855,761          818,871 (10,883,037)    (113,987)
----------------------------------------------------------------------------------------------------------
FORWARD                 94,418,353      94,418    9,855,761          818,871 (10,883,037)    (113,987)

November 15, 2002-
    Reverse Stock
    Split (14.525:1)   (87,917,971)    (87,918)      87,918               -           -           -
----------------------------------------------------------------------------------------------------------

Balances-post stock
    split                 6,500,382      6,500    9,943,679          818,871  (10,883,037)   (113,987)

December 9, 2002- issued
     for asset purchase  30,320,552     30,321                            -            -       30,321

December 9, 2002- issued
     for services         4,087,000      4,087        4,087               -            -        8,174

Net Income for year ended
     December 31, 2002           -          -            -                -        87,033      87,033
----------------------------------------------------------------------------------------------------------

Balances as at
     December 31, 2002   40,907,934   $ 40,908   $9,947,766        $ 818,871 $(10,796,004)   $ 11,541
----------------------------------------------------------------------------------------------------------

                        MULTI-TECH INTERNATIONAL, CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                         FROM
                                                                       INCEPTION
                                                                       SEPTEMBER
                                             YEAR          YEAR        21, 1998
                                             ENDED         ENDED          TO
                                            DECEMBER      DECEMBER     DECEMBER
                                            31, 2002      31, 2001     31, 2002
---------------------------------------------------------------------------------

Cash Flow From Operating Activities
Net loss                                   $ 87,033   $ (6,455,933)  $ (10,796,004)
---------------------------------------------------------------------------------
Adjustments to reconcile net loss to net
  cash used in operating activities:
     Stock issued for services                8,174        875,277       9,741,279
     Depreciation and amortization               -           2,484           3,825
Changes in assets and liabilities
     (Increase)Decrease in prepaid expenses 120,982         15,000         (55,348)
     Increase in accounts payable            18,434             -           18,434
     Decrease in deferred compensation costs     -       5,335,576              -
---------------------------------------------------------------------------------
                                            147,590      6,228,337       9,708,190
---------------------------------------------------------------------------------
Cash Used In Operating Activities           234,623       (227,596)     (1,087,814)
---------------------------------------------------------------------------------

Cash Flow From Financing Activities
Increase in loans payable                    10,826             -           10,826
Stock issued on account of purchase
   of assets                                 30,321             -           30,321
Note payable on account of purchase
   of assets                              4,301,776             -        4,301,776
Issuance of common stock for cash                -         140,000         216,374
Donated capital                                  -          87,935         818,871
Decrease in loan to director               (300,000)            -               -
---------------------------------------------------------------------------------

Cash Provided by Financing Activities     4,042,923        227,935       5,378,168
---------------------------------------------------------------------------------

Cash Flow From Investing Activities
Purchase of fixed assets                    (37,070)            -          (49,510)
Acquisition of marketable securities        (36,100)            -          (36,100)
Acquisition of patents                   (4,204,744)            -       (4,204,744)
---------------------------------------------------------------------------------

Cash Used In Investing Activities        (4,277,914)            -       (4,290,354)
---------------------------------------------------------------------------------

Increase(Decrease) In Cash                     (368)           339              -

Cash and Cash Equivalents - Beginning
   of Period                                    368             29              -
---------------------------------------------------------------------------------

Cash and Cash Equivalents - End of Period   $    -          $  368         $    -
---------------------------------------------------------------------------------
Supplementary Information
Interest paid                               $    -          $   -          $    -
Taxes paid                                  $    -          $   -          $    -
                                           ======================================

                        MULTI-TECH INTERNATIONAL, CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                            AS AT DECEMBER 31, 2002

1.       ORGANIZATION AND BASIS OF PRESENTATION

         Nature of Business

         Multi-Tech International, Corp. (the "Company") was incorporated on
         September 21, 1998 under the laws of the State of Nevada. The Company was originally incorporated under the name of Oleramma Inc. On April
         28, 1999, the Company changed its name to BuckTV,Com, Inc. on the basis that the Company would market consumer products through an Interactive
         Web site. The Company's primary business operations are to engage in any lawful activity. The Company again changed its name in November
         2002 to Multi-Tech International, Corp to more accurately describe the direction in which the Company has taken which is more accurately described below reflecting the acquisition made on November 15, 2002 as set out in Note below. The Company trades on OTCBB as MLTI.

         On November 15, 2002, the Company acquired all the assets of AlphaCom,
         Inc., setting a new strategic direction for the Company. The Company's principal business is now in the field of spectrum technologies for communications.

         The Company is focused on developing and promoting spectrum technologies for broad-based applications worldwide. The spectrum technologies product(s) MLTI has developed provides far more efficient use of bandwidth. Through the use of narrow band frequencies and patented algorithms, MLTI spectrum technologies will use existing infrastructure with efficiencies exponentially greater than conventional technologies.

         Referred to as "MLTI spectrum technology", it solves the power and noise problem through the use of filtration techniques and patented modulation algorithms. The result is a signal that can be carried over greater distances and with less power.

         The Company's fiscal year end is December 31.

         Development Stage Enterprise

         The Company has no revenues and has just commenced operations. The
         Company's activities are accounted for as those of a "Development Stage
         Enterprise" as set forth in Financial Accounting Standards Board
         Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 development stage company, and that the statements of operations, stockholders' equity(deficit) and cash flows disclose activity since the date of the Company's inception.

                        MULTI-TECH INTERNATIONAL, CORP.
                         (A DEVELOPMENT STAGE COMPANY)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                            AS AT DECEMBER 31, 2002

2.       SIGNIFICANT ACCOUNTING POLICIES

         Basis of Accounting

         These financial statements are presented on the accrual method of accounting in accordance with generally accepted accounting principles.
         Significant accounting principles followed by the Company and the methods of applying those principles, which materially affect the determination of financial position and cash flows, are summarized below.

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

         Cash and Cash Equivalents

         The Company considers all highly liquid debt instruments and investments, purchased with an original maturity date of three months or less, to be cash equivalents.

         Fixed Assets

         All fixed assets are recorded at their acquisition price. Since these assets were acquired on November 15, 2002, management has determined that as of the balance sheet date these assets have not been put to use and therefore the Company has not taken any depreciation on these assets as of December 31, 2002.

         Income Taxes

         The Company accounts for income taxes under SFAS No. 109, which requires the asset and liability approach to accounting for income taxes. Under this method, deferred assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse.

                        MULTI-TECH INTERNATIONAL, CORP.
                         NOTES TO FINANCIAL STATEMENTS
                            AS AT DECEMBER 31, 2002

2.       SIGNIFICANT ACCOUNTING POLICIES(CONTINUED)

         Net earnings(loss) per share

         Basic and diluted net loss per share information is presented under the requirements of SFAS No. 128, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, less shares subject to repurchase. Diluted net loss per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options, shares subject to repurchase, warrants and convertible preferred stock, in the weighted-average number of common shares outstanding for a period, if dilutive. All potentially dilutive securities have been excluded from this computation, as their effect is anti-dilutive.

         Fair Value of Financial Instruments

         The carrying amount of cash, marketable securities, prepaid expenses and sundry assets, accounts payable, loans payable, and notes payable are considered to be representative of their respective fair values because of the short-term nature of these financial instruments

         Recently Issued Accounting Standards

         In June 2001, the Financial Accounting Standards Board ("FASB") issued
         Statement of Financial Accounting Standards ("SFAS") No. 141, "Business
         Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets"
         effective for fiscal years beginning after December 15, 2001. SFAS No.
         141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and also specifies the criteria for the recognition of intangible assets separately from goodwill. Under the new rules, goodwill will no longer be amortized but will be subject to an impairment test at least annually. Separately identified and recognized intangible assets resulting from business combinations completed before July 1, 2001 that do not meet the new criteria for separate recognition of intangible assets will be subsumed in goodwill upon adoption. Other intangible assets that meet the new criteria will continue to be amortized over their useful lives. The
         Company adopted the new rules on accounting for goodwill and other intangible assets on January 1, 2002. The adoption of SFAS Nos. 141 and
         142 had no impact on the Company's financial statements at transition.

                        MULTI-TECH INTERNATIONAL, CORP.
                         NOTES TO FINANCIAL STATEMENTS
                            AS AT DECEMBER 31, 2002

2.       SIGNIFICANT ACCOUNTING POLICIES(CONTINUED)

         Recently Issued Accounting Standards(continued)

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the
         Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes
         SFAS No.121, "Accounting for the Impairment of Long-Lived Assets and
         for Long-Lived Assets to Be Disposed Of." The primary objectives of
         SFAS No. 144 are to develop one accounting model based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues. The Company's adoption of SFAS No. 144 on January 1, 2002 had no material impact on our financial position and results of operations.

         In November 2002, the FASB issued Interpretation, or FIN, No. 45,
         "Guarantor's Accounting and Disclosure Requirements for Guarantees,
         including Indirect Guarantees of Indebtedness of Others." FIN 45
         elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002 The disclosure requirements are effective for the financial statements of interim or annual periods ending after December 15, 2002. Our adoption of FIN 45 will not have a material impact on our results of operations and financial position.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-
         Based Compensation -- Transition and Disclosure." This statement amends
         SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.
         In addition, this statement amends the disclosure requirements of SFAS
         123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based accounting for employee compensation and the effect of the method used on reported results. The Company is currently evaluating whether to adopt the fair value based method.

                        MULTI-TECH INTERNATIONAL, CORP.
                         NOTES TO FINANCIAL STATEMENTS
                            AS AT DECEMBER 31, 2002

2.       SIGNIFICANT ACCOUNTING POLICIES(CONTINUED)

         Recently Issued Accounting Standards(continued)

         In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable
         Interest Entities." FIN No. 46 requires that unconsolidated variabl interest entities be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity's expected losses or residual benefits. FIN No. 46 applies immediately to variable interest entities created after January 31,
         2003 and to existing variable interest entities in the periods beginning after June 15, 2003. Our adoption of FIN No. 46 will not have a material impact on our results of operations and financial position.

3.       MARKETABLE SECURITIES

         Management determines the appropriate classification of investments in debt and equity securities at the time of purchase and re-evaluates such designation as of each subsequent balance sheet date. Securities for which the Company has the ability and intent to hold to maturity are classified as "held to maturity". Securities classified as "trading securities" are recorded at fair value. Gains and losses on trading securities, realized and unrealized, are included in earnings and are calculated using the specific identification method. Any other securities are classified as "available for sale." At December 31, 2002 all securities were classified as trading securities.

         As part of the purchase price of the assets of Alphacom, Inc as more particularly described in Note , the Company received 277,698 shares of
         American Millenium Corporation trading on OTCBB under the symbol of
         AMCI. This Company has approximately 45 million shares outstanding to date. The current market value of the stock is $ 0.13 per share or
         $36,100.

                        MULTI-TECH INTERNATIONAL, CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                            AS AT DECEMBER 31, 2002

4.       CAPITAL STOCK TRANSACTIONS

         On September 22, 1998, the Company issued 3,000,000 shares of its
         $0.001 par value common stock for cash of $8,016.

         On February 28, 1999, the Company completed a public offering that was registered with the State of Nevada pursuant to N.R.S. 90.490 and was exempt from federal registration pursuant to Regulation D, Rule 504 of the Securities Act of 1933 as amended. The Company sold 767,000 shares of Common Stock at a price of $0.05 per share for a total amount raised of $38,360.

         On March 10, 2000, the Company issued 3,000,000 shares of its $0.001 par value common stock for cash of $30,000.

         On March 28, 2000, the Company filed Form S-8 with the U.S. Securities and Exchange Commission and issued an additional 1,675,000 shares of its $0.001 par value common stock for services to the Company for a total consideration of $ 2,931,250.

         On April 24, 2000, by Board Resolution the company issued 1,000,000 restricted 144 shares to BuckBuilders.com, Inc., for advertising the
         Company's website and auction partners plan for a total consideration of $ 1,200,000.

         On June 5, 2000, by Board Resolution the Company issued 200,000 restricted 144 shares to OTC Live, Inc for services for a total consideration of $ 120,000.

         On June 15, 2000, by Board Resolution the Company issued 944,220 restricted 144 shares to Myfreestore.com for services rendered for a total consideration of $ 377,688.

         On July 14, 2000, the Company filed Form S-8 with the U.S. Securities and Exchange Commission and issued an additional 575,000 shares of its
         $0.001 par value common stock for services to the Company for a total consideration of $ 155,250.

         On July 21, 2000, by Board Resolution the company issued 500,000 restricted 144 shares to Rodney Schoemann, Sr. for services rendered for a total consideration of $ 135,000.

                        MULTI-TECH INTERNATIONAL, CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                            AS AT DECEMBER 31, 2002

4.       CAPITAL STOCK TRANSACTIONS(CONTINUED)

         On July 21, 2000, by Board Resolution the company issued 2,000,000 restricted shares to BuckBuilders.com, Inc. for services rendered for a total consideration of $ 540,000.

         On August 17, 2000 the Company filed Form S-8 with the U.S. Securities and Exchange Commission and issued an additional 660,000 shares of its
         $0.001 par value common stock for services to the Company for a total consideration of $ 184,800.

         On September 13, 2000, by Board Resolution, the Company issued 760,000 restricted 144 shares to Washington Hamilton Group, for services to the
         Company for a total consideration $ 212,800.

         On November 9, 2000, by Board Resolution, the Company issued 5,000,000 shares of restricted 144 shares to Bry Behrmann and Larry E Hunter for services rendered for a total consideration of $ 1,400,000.

         On December 22, 2000, the Company issued 5,720,500 shares of restricted
         144 shares to Stephen Bishop for services rendered for a total consideration of $ 1,601,740.

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

         On April 11, 2001 the Company issued 12,500,000 shares of its $0.001 par value common stock for $70,000 cash, to a qualified investor.

         On May 15, 2001 the Company issued 12,500,000 shares of its $0.001 par value common stock for $70,000 cash, to a qualified investor.

         On June 1, 2001, the Company filed Form S-8 with the U.S. Securities and Exchange Commission and issued an additional 3,500,000 shares of its $0.001 par value common stock for services to the Company for a total consideration of $ 175,000.

                        MULTI-TECH INTERNATIONAL, CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                            AS AT DECEMBER 31, 2002

4.       CAPITAL STOCK TRANSACTIONS(CONTINUED)

         During various times of the year 2001, the Company issued a total of
         6,601,633 shares of its $0.001 par value common stock for services to the Company.

         On November 20, 2002 the Company filed Form 8-K with the U.S.
         ecurities and Exchange Commission indicating that at a Board Of
         Directors' meeting held on October 25, 2002 the Board announced a
         14.525 to 1 reverse stock split, after which there were six million five hundred thousand and three hundred and eighty-two (6,500,382)
         common shares outstanding.

         On November 20, 2002 the Company filed Form 8-K with the U.S.
         Securities and Exchange Commission indicating that the Company had acquired all of the assets of AlphaCom, Inc. in exchange for 30,320,552 of its $0.001 par value of common stock and a note for $4,319,000.

         On December 9, 2002 the Company issued 3,087,000 of its $0.001 par value common stock in exchange for services to the Company for a total consideration of $6,174.

         On December 12, 2002 the Company filed Form S-8 with the U.S.
         Securities and Exchange Commission and issued one million (1,000,000)
         of its $0.001 par value common stock in exchange for services to the
         Company for a total consideration of $2,000.

5.       GOING CONCERN

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern.

         The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed technologies and ultimately, upon its ability to attain future profitable operations.
         There can be no assurance that the Company will be successful in obtaining financing, or that it will attain positive cash flow from operations.

                        MULTI-TECH INTERNATIONAL, CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                            AS AT DECEMBER 31, 2002

6.       INCOME TAXES

         There has been no provision for U.S. federal, state, or foreign income taxes for any period because the Company has incurred losses in all periods and for all jurisdictions.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

         Deferred tax assets
         Net operating loss carry forwards $10,796,004
         Valuation allowance for deferred tax assets (10,796,004)
         Net deferred tax assets $ -

         Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of DECEMBER 31, 2002, the Company had net operating loss carry forwards of approximately $10,796,004 for federal and state income tax purposes. These carry forwards, if not utilized to offset taxable income begin to expire in 2013. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

                        MULTI-TECH INTERNATIONAL, CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                            AS AT DECEMBER 31, 2002

7.       COMMITMENTS

         Contracts

         On the purchase of assets from Alphacom, Inc. as set out in Note the
         Company has the following licenses and/or joint venture agreements in place.

         UNT, INC.

         The Company has entered into a licensing agreement with UNT, Inc., a
         Pennsylvania company on July 29, 2002 which supercedes the original agreement entered into by Alphacom, Inc. in March 1999. The new agreement covers the territories of Israel and the Ukraine and calls for UNT, Inc. to remit to Alphacom 50% of any sublicense fees and to receive an ongoing royalty of $2.00 per Subscriber per month whether such Subscriber is being billed for services or not. This agreement expires in July 2012.

         E:GO SYSTEMS.COM PLC

         On March 6, 2000, Alphacom, Inc. entered into an exclusive license arrangement with E:Go Systems.com PLC which covers most of the European
         Union Countries. The initial license fee was $ 500,000 cash and
         $ 500,000 of equivalent value in the shares of E:Go. The Company is to receive an ongoing royalty of $ 2.00 per Subscriber per month whether such Subscriber is being billed for services or not. Additional license fees will be payable totaling 50% of such license fees payable by sublicensees introduced by E:Go, or 70% if such sublicensees are introduced by the Company.

         ITM

         There is also an existing Joint Venture Master License agreement with
         ITM Group which covers the countries of Asia, Eastern Europe and South
         America. ITM and Alphacom have established a joint venture under the name of Alphacom International, Ltd. of which Alphacom owns 5%. The
         Joint Venture has agreed to pay to Alphacom 50% of any sublicensing fees earned up until such payments equal $ 37,500,000 and in addition
         Alphacom shall receive an ongoing royalty of $ 2.00 per Subscriber per month whether such Subscriber is being billed for services or not.

                        MULTI-TECH INTERNATIONAL, CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                            AS AT DECEMBER 31, 2002

8.       ACQUISITION OF ASSETS OF ALPHACOM, INC.

         On November 14, 2002, the Company acquired a significant amount of assets in a non-cash transaction of AlphaCom, Inc. a Nevada
         Corporation. The assets generally consist of physical and intellectual property. The value of the assets is approximately 4.4 million dollars, based on the results of an examination of the seller's audited and unaudited financial statements. The Company believes that this valuation is the current fair market value of the assets. The Company acquired the assets in exchange for 30,320,552 shares of its common stock and a promissory note in the amount of $4,319,000. For the purposes of this transaction the stock of the Company was valued at
         $0.002/share, the company's average market share price for the past week. The purchase price may be adjusted downward regarding the issuance common stock to the seller if the Company does not secure equity funding and/or licensed revenue in the amount of $10,000,000 during the next twelve months. The adjustment would be a based on a percentage of the amount actually raised to the total agreed upon of
         $10,000,000. There is no material relationship between AlphaCom, Inc., and the registrant or any of its affiliates, any director or officer of the registrant, or any associate of any such director or officer. The shares used to accomplish the acquisition were derived from the Company treasury and are deemed to be restricted, illiquid shares pursuant to
         Rule 144 of Regulation D of the Securities Act.

9.       COMPARATIVE FIGURES

         The comparative figures for the year ended December 31, 2001 which were prepared by another accountant have been restated and reclassified to agree with the current year's figures.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE.

         Effective May 1, 2002 James E. Slayton resigned as our independent auditor. This resignation was not due to any disagreement with Mr. Slayton and
Mr. Slayton's reports did not contain an adverse opinion or disclaimer of opinion, nor were the reports qualified or modified as to uncertainty, audit scope or accounting principles, except for our ability to continue as a going concern. There were no disagreements with Mr. Slayton on any matter of accounting principles or practices, financial statements disclosure, or auditing scope procedure, which disagreements, if not resolved to the satisfaction of Mr.
Slayton would have caused such firm to make reference to the subject matter of the disagreements in connection with its report on our financial statements. In addition, there were no such events as described under Item 304 of Regulation
S-B through May 1, 2002.

         On March 1, 2003 we retained the accounting firm of Michael Johnson &
Co., LLC to act as our independent auditor and conduct our audit for fiscal 2002.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The following table sets forth our executive officers and directors:

Name                               Age           Position(s)

John J. "Jack" Craciun III          57        Chairman of the Board & President
Steven G. Coutoumanos               33        Board member, CEO
Dr. David F. Hostelley              63        Board member, Secretary, Treasurer
Mark P. Wing                        55        Board member
Dr. Dennis Byrne                    55        Board member

Mr. John J. "Jack" Craciun III, Chairman of the Board and President - Mr. Jack
Craciun III has 20 years of experience as a US broadcast media, production and marketing executive. Additionally, he has 20 years experience as the Chairman/CEO of ITM Ltd, an international corporation specializing in a wide range of
Communication, Trading and Capital funding projects throughout Asia, Eastern
Europe and the US.

Mr. Steven G. Coutoumanos, Board member, CEO - Mr. Coutoumanos has over 10 years of senior management, consulting, and executive related expertise with financial and IT sector companies in the areas of finance, operations, business development, and business planning.

Dr. David F. Hostelley, CPA, Board member, Secretary, Treasurer - Dr. Hostelley has over 35 years experience in financial management with expertise in mergers, acquisitions, and project management.  He also has taught at the university level in all areas of accounting, finance, and management.

Mr. Mark P. Wing, Board member - Mr. Wing's career spans 30 years and includes a wide range of experience including national sales manager for a telecommunications company, president of a public relations firm, and president of his own financial planning firm.

Dr. Dennis Byrne, Board member - Dr. Byrne is President of the Economic
Evaluation Group, which specializes in assisting the legal profession to evaluate the worth of businesses and technology. Formerly, he served as
Professor of Economics with the University of Akron for 27 years.

         David Boon was elected to serve as Chief Operating Officer of the
Company but declined to accept such position.

Potential Conflicts of Interest

         Potential conflicts of interest may arise between the Company and its officers and directors. Although each of our officers and directors is committed to devote full working time to our business, they also may be engaged in other business activities. If these business activities are of the same type as those engaged in or contemplated by us, conflicts of interest will arise in the area of corporate opportunities or in the area of conflicting time commitments with respect to our officers and directors.

         Conflicts of interest also will develop with respect to any contractual relationships that may be entered into between us and any of our officers and directors. We have established a policy pursuant to which the Board of Directors will consider transactions with our officers, directors, and shareholders and their respective affiliates.

         Pursuant to this policy, the Board of Directors will not approve any transaction unless it determines that the terms of the transaction are no less favorable to us than those available from unaffiliated parties. Because this policy is not contained in the our Articles of Incorporation or Bylaws, the
policy is subject to change by the Board of Directors, although it currently is not contemplated that the policy will be changed.

         In addition, in the event any conflicts of interest arise with respect to any officer or director of the Company, we anticipate that our officers and directors will exercise their judgment consistent with their fiduciary duties arising under the applicable state laws. There can be no assurance that all conflicts of interest will be resolved in our favor.

Committees

         We do not have any standing audit, nominating, or compensation committees of our board of directors.  The board of directors as a whole has been performing similar functions. This is due to the fact that new management has been in place a short period of time. Management anticipates creating such committees.

Section 16(a) Beneficial Ownership Reporting Compliance.

         Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities (referred to as
"reporting persons"), to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other Company equity securities.  Reporting persons are required by
Commission regulations to furnish us with copies of all Section 16(a) forms they file.

         Mr. Craciun, Dr. Hostelley and Dr. Byrne are delinquent in the filing requirements under Section 16(a).

ITEM 10.  EXECUTIVE COMPENSATION.

         No officer or director received compensation during the fiscal year ended December 31, 2002. We intend to pay salaries when cash flow permits. There have been no grants of stock options, stock appreciation rights, benefits under long-term incentive plans or other forms of compensation involving our officers, through December 31, 2002. We do not have employment agreements in place with any of our officers.

         We reimburse our officers and directors for reasonable expenses incurred during the course of their performance. We have not paid our outside directors fees for their services. However, we propose to pay them in the future.

Stock Option Plan

         We do not have a formal option plan for employees. In December 2002 our
Board of Directors approved a stock option plan covering 1,000,000 shares of our common stock and named it the Multi-Tech Consultant and Employee Stock Option
Plan. In December 2002 we issued all 1,000,000 options under this plan to certain consultants. In December 2002 we filed a registration statement on Form
S-8 registering the shares of common stock underlying the option described above.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
          RELATED STOCKHOLDER MATTERS

         The following table sets forth certain information concerning the beneficial ownership of our outstanding common stock as of April 4, 2003, by each person known by us to own beneficially more than 5% of the outstanding common stock, by each of our directors and officer and by all of our directors and officers as a group. Unless otherwise indicated below, to our knowledge all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law.

  Name and Address                 Amount and Nature of
of Beneficial Owner (1)            Beneficial Ownership       Percent of Class (2)

John J. "Jack" Craciun III                800,000(3)                  2%
Steven G. Coutoumanos                           0                     0
Dr. David F. Hostelley                    200,000(4)                  *
Mark P. Wing                                    0                     0
Dr. Dennis Byrne                           15,000                     *
Alphacom, Inc.                         30,320,552(5)               74.1

All officers and directors
   as a group  (3 persons)              1,015,000                   2.5
___________________
* less than two percent.

(1) To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name. The address for each of the individuals listed in this table is care of the Company at 760 Killian Road, Akron, Ohio
    44319.

(2) This table is based on 40,907,934 shares of Common Stock outstanding as of
    April 4, 2003. If a person listed on this table has the right to obtain additional shares of Common Stock within sixty (60) days from April 4, 2003, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

(3) These shares are held in the name ITM Ltd. a company controlled by Mr.
    Craciun our President and Chairman of the Board of Directors.

(4) These shares are held in the name Margaret Hostelley who is the wife of Dr.
    David F. Hostelley

(5) These shares are held in escrow pursuant to the Asset Purchase Agreement entered into with Alphacom, Inc. The address for Alphacom, Inc. is 1035
    Rosemary Boulevard, Akron, Ohio.

Changes in Control

         There are no agreements known to management that may result in a change of control of our company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         John J. Craciun III, our Chairman of the Board and President is a
majority shareholder in ITM, Ltd. (a Hong Kong Corporation) that is the ninety-five percent partner in the joint venture for the territories of Asia,
Romania, and Venezuela and other Eastern Block countries. Dr. David Hostelley, a member of our board of directors and our Secretary and Treasurer also serves as the Chief Operating Officer of ITM, Ltd. (a Hong Kong Corporation). Steven G.
Coutoumanos, our Chief Executive Officer also serves as Chief Financial Officer of a technology company that is developing the boards necessary for a digital application of the technology we purchased from Alphacom. To date, no monies have been paid to these individuals.

         Our officers and directors are involved in other business activities and may, in the future, become involved in other business opportunities.  Thus conflicts of interest may arise (See section entitled Potential Conflicts of
Interest above).

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

         The following documents are included or incorporated by reference as exhibits to this report:

  EXHIBIT
     NO.                          DOCUMENT DESCRIPTION

    2.1             Asset Purchase Agreement dated as of November 15, 2002 by
                    and between BUCK TV.com, Inc. and Alphacom, Inc.(1)
    3.1             Articles of Incorporation (2)
    3.2             By-Laws (2)
    3.3             Certificate of Amendment to Articles of Incorporation
   10.1             Promissory Note dated November 14, 2002, in the amount of
                    $4,319,000 payable to Alphacom, Inc.
   23.1             Letter of Consent from Michael Johnson & Co. LLC.
   99.1             Certification of Principal Executive Officer Pursuant to 18
                    U.S.C. Section 1350, as Adopted Pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002
   99.2             Certification of Principal Financial Officer Pursuant to 18
                    U.S.C. Section 1350, as Adopted Pursuant to Section 906 of
                    the Sarbanes-Oxley Act of 2002
_________________
(1)  Previously filed as an exhibit to the registrant's current report on Form
     8-K dated November 20, 2002.
(2)  Previously filed as an exhibit to our registration statement on Form 10-SB
     (the "Registration  Statement"), which was filed on April 29, 1999, and incorporated herein by reference.

(b)  REPORTS ON FORM 8-K

         A report on Form 8-K dated November 20, 2003 was filed on November 20,
2003 reporting under Item 5, no financial statements were filed with this report.

         A report on Form 8-K dated November 20, 2003 was filed on November 20,
2003 reporting under Items 2 and 6, no financial statements were filed with this report.

         A report on Form 8-K dated December 4, 2002 was filed on December 4,
2002 reporting under Item 5, no financial statements were filed with this report.

ITEM 14. CONTROLS AND PROCEDURES.

         Under the supervision and with the participation of our management, including our Chief Executive Officer and principal Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-14(c) promulgated under the Securities
Exchange Act of 1934 within 90 days of the filing date of this report. Based on their evaluation, our Chief Executive Officer and principal Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of the date of the evaluation.

         There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the preceding paragraph.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 14, 2003                      Multi-Tech International, Corp.

                                           By: /s/ John J. Craciun
                                                   John J. "Jack" Craciun III
                                                   Chairman of the Board, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                    Title                             Date

/s/ John J. Craciun III         President, and Chairman of the Board       April 14, 2003
    John J. Craciun III

/s/ Dr. David F. Hostelley      Secretary, Treasurer and Director          April 14, 2003
    Dr. David F. Hostelley      (Principal Financial and Accounting Officer)

/s/ Steven G. Coutoumanos     Chief Executive Officer, Director            April 14, 2003
    Steven G. Coutoumanos     (Principal Executive Officer)

/s/ Mark P. Wing               Director                                    April 14, 2003
    Mark P. Wing

                                  CERTIFICATION

I, Steven G. Coutoumanos, certify that:

1.       I have reviewed this annual report on Form 10-KSB of Multi-Tech
         International, Corp.;

2.       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.       The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c)   presented in this annual report our conclusions about the
              effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.       The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.       The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003

/s/ Steven G. Coutoumanos
    Steven G. Coutoumanos, CEO
    (principal executive officer)

                                  CERTIFICATION

I, Dr. David F. Hostelley, certify that:

1.       I have reviewed this annual report on Form 10-KSB of Multi-Tech
         International, Corp.;

2.       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.       The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c)   presented in this annual report our conclusions about the
              effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.       The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.       The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003

/s/ Dr. David F. Hostelley
    Dr. David F. Hostelley
    Principal Financial Officer