Form 10QSB
period 2003-03-31
MULTI TECH INTERNATIONAL CORP
filed 2003-05-21
CIK 1083743

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C. 20549



                                FORM 10-QSB

     [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

               For quarterly period ended March 31, 2003

     [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______ to __________

                   Commission File Number: 0-25909

                          Multi-Tech International, Corp.
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

                    760 Killian Road, Akron, OH 44319
         ------------------------------------------------------
                (Address of principal executive offices)

                          (216)849-4934
                    --------------------------
                    (Issuer's telephone number


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

Common Stock, $0.001 par value per share, 40,257,934 outstanding as of May 19 2003 Preferred Non-Voting Stock, $0.001 par value per share, one outstanding as of May 19, 2003.

Transactional Small Business Disclosure Format

                                          Yes [   ]      No [ X ]

                           Multi-Tech International, Corp.
                                TABLE OF CONTENTS

Item 1.   Financial Statements
          Balance Sheet (unaudited)............................   3- 4
          Statements of Operations (unaudited).................      5
          Statements of Cash Flows (unaudited).................      6
          Statements of Changes in stockholder's Equity -1.....      7
          Statements of Changes in stockholder's Equity -2.....      8
          Statements of Changes in stockholder's Equity -3.....      9
          Statements of Changes in stockholder's Equity -4.....     10
          Notes to Financial Statements........................  11-17

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................  18-26

Item 3.  Controls and Procedures...............................   ..26

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................     26

Item 2.   Changes in Securities ...............................     26

Item 3.   Defaults upon Senior Securities......................     26

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................     26

Item 5.   Other Information....................................     26

Item 6.   Exhibits and Reports on Form 8-K.....................     26

Signatures.....................................................     26
                                    Page Two

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

The unaudited financial statements of registrant for the three months ended March 31, 2003, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.


MULTI-TECH INTERNATIONAL, CORP.
(DEVELOPMENT STAGE COMPANY)
INTERIM BALANCE SHEET
AS AT MARCH 31, 2003
----------------------------------------------------------------------------
(UNAUDITED)

                                   MARCH 31, 2003          DECEMBER 31, 2002
                                     (UNAUDITED)              (AUDITED)
----------------------------------------------------------------------------
ASSETS

CURRENT
Cash                                  $         94             $          0
Marketable securities                       36,100                   36,100
Prepaid assets and sundry assets            50,000                   55,348
----------------------------------------------------------------------------
Total Current Assets                        86,194                   91,448
----------------------------------------------------------------------------
FIXED
Equipment                                   31,387                   33,479
Office furniture                             5,418                    5,619
Leasehold improvements                           0                    5,959
Vehicle                                          0                    1,328
----------------------------------------------------------------------------
TOTAL FIXED ASSETS                          36,805                   46,385
----------------------------------------------------------------------------
OTHER

Patents                                  4,207,744                4,204,744
----------------------------------------------------------------------------
TOTAL OTHER ASSETS                       4,207,744                4,207,744
----------------------------------------------------------------------------
                                      $  4,327,743             $  4,342,577
----------------------------------------------------------------------------



                                    Page Three

MULTI-TECH INTERNATIONAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
INTERIM BALANCE SHEET
AS AT MARCH 31, 2003
----------------------------------------------------------------------------
(UNAUDITED)

                                  MARCH 31, 2003           DECEMBER 31, 2002
----------------------------------------------------------------------------
                                    (UNAUDITED)               (AUDITED)

LIABILITIES

CURRENT
Accounts payable                            18,434                   18,434
Loans payable                               11,002                   10,826
Loan from a director                             0                        0
Note payable                             4,297,248                4,301,776
----------------------------------------------------------------------------
                                         4,326,684                4,331,036
----------------------------------------------------------------------------

STOCKHOLDERS' EQUITY

Prefered stock, authorized 5,000,000
shares par value 0.001
-issued and outstanding - none                -                       -

Common stock, authorized 1,00,000,000
shares, par value 0.001
issued and outstanding  40,257,934          40,258                   40,908
(2002 - 40,907,934)

Additional Paid in Capital               9,947,116                9,947,766
Donated Capital                            818,871                  818,871

Deficit accumulated
during development stage               (10,805,186)             (10,796,004)
----------------------------------------------------------------------------

Total Stockholders' Equity                   1,059                   11,541
----------------------------------------------------------------------------
Total Liabilities and
Stockholders' Equity                  $  4,327,743             $  4,342,577
----------------------------------------------------------------------------

                                            Page Four

MULTI-TECH INTERNATIONAL, CORP.
(DEVELOPMENT STAGE COMPANY)
INTERIM STATEMENT OF OPERATIONS
----------------------------------------------------------------------------
(UNAUDITED)

                                                                                       FROM
                                                                                     INCEPTION
                                                                                     SEPTEMBER
                                                                       YEAR          21, 1998
                                                                       ENDED             TO
                                 THREE MONTHS ENDED MARCH 31         DECEMBER          MARCH
                                     2003             2002            31, 2002        31, 2003
-----------------------------------------------------------------------------------------------
                                 (UNAUDITED)      (UNAUDITED)        (AUDITED)      (UNAUDITED)

REVENUE                         $      4,280     $          0     $        197     $      4,477
-----------------------------------------------------------------------------------------------

EXPENSES
Selling, general
and Administrative
expenses                              13,462          177,207          213,164       11,109,663
-----------------------------------------------------------------------------------------------

Total Operating Expenses              13,462          177,207          216,164       11,109,663
-----------------------------------------------------------------------------------------------

NET LOSS BEFORE UNDERNOTED
ITEM                                  (9,182)        (177,207)        (212,967)     (11,105,186)

GAIN ON SETTLEMENT OF DEBT                 0                0          300,000          300,000
 -----------------------------------------------------------------------------------------------
NET INCOME (LOSS) FROM
OPERATOINS                      $     (9,182)    $   (177,207)    $     87,033     $(10,805,186)
-----------------------------------------------------------------------------------------------

Weighted average number of
shares outstanding                 40,366,267       87,816,920       10,565,237
                                -----------------------------------------------
                                -----------------------------------------------
Net incom(loss) per share
Basic                           $     -          $     -          $        0.01
                                -----------------------------------------------
                                -----------------------------------------------
Net income(loss per share
Fully Diluted                   $     -          $     -          $        0.01
                                -----------------------------------------------
                                -----------------------------------------------


                                            Page Five

MULTI-TECH INTERNATIONAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
INTERIM STATEMENT OF CASH FLOWS
----------------------------------------------------------------------------
(UNAUDITED)

                                                                       FROM
                                                                    INCEPTION
                                                                    SEPTEMBER
                                                                     21, 1998
                                                                         TO
                                 THREE MONTHS ENDED MARCH 31          MARCH
                                     2003             2002          31, 2003
-------------------------------------------------------------------------------
                                 (UNAUDITED)      (UNAUDITED)      (UNAUDITED)

Cash Flow From Operating
Activities

Net loss                         $     (9,182)        (177,207)    (10,805,186)
-------------------------------------------------------------------------------
Adjustments to reconcile net
loss to net cash used in
operating activities:
  Stock issued for services            (1,300)         176,330       9,739,979
  Depreciation and
  amortization                          2,293              621           6,118
Change in assets and liabilities
  (Increase) Decrease in prepaid
   expenses                             5,348                0         (50,000)
  Increase in accounts payable              0                0          18,434
-------------------------------------------------------------------------------
                                        6,341          176,951       9,714,531
 -------------------------------------------------------------------------------
Cash Used In Operating
Activities                             (2,841)            (256)     (1,090,655)
-------------------------------------------------------------------------------

Cash Flow From Financing
Activities
Increase in loans payable                 176                0          11,002
Stock issued on account of
purchase of assets                          0                0          30,321
Note payable on account of
purchase of assets                     (4,528)               0       4,297,248
Issuance of common stock for
cash                                        0                0         216,374
Donated capital                             0                0         818,871
-------------------------------------------------------------------------------
Cash Provided by Financing
Activities                             (4,352)               0       5,373,816
-------------------------------------------------------------------------------

Cash Flow From Investing
Activities
Purchase of fixed assets                    0                0         (49,510)
Disposal of fixed assets                7,287                0           7,287
Acquisition of marketable
securities                                  0                0         (36,100)
Acquisition of patents                      0                0      (4,204,744)
-------------------------------------------------------------------------------
Cash Used In Investing
Activities                             (7,287)               0      (4,283,067)
-------------------------------------------------------------------------------
Increase (Decrease) In Cash                94             (256)             94

Cash and Cash Equivalents
Beginning of Period                         0              368               0
-------------------------------------------------------------------------------
Cash and Cash Equivalents
End of Period                    $         94     $        112    $          0
-------------------------------------------------------------------------------

                                            Page Six

MULTI-TECH INTERNATIONAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - 1
FROM INCEPTION (SEPTEMBER 21, 1998) TO MARCH 31, 2003
----------------------------------------------------------------------------
UNAUDITED

                                                                                         DEFICIT
                                                                                       ACCUMULATED
                                   COMMON                  ADDITIONAL                     DURING         TOTAL
                                   STOCK                    PAID IN        DONATED     DEVELOPMENT    STOCKHOLDERS'
                                   SHARES          AMOUNT    CAPITAL       CAPITAL        STAGE         EQUITY
September 21, 1998-
issued for cash                  3,000,000    $    3,000    $    5,016    $        0   $        0    $    8,016
-------------------------------------------------------------------------------------------------------------------
Net loss for year ended
   December 31, 1998                     0             0             0             0       (6,841)       (6,841)
-------------------------------------------------------------------------------------------------------------------

Balances as at
   December 31, 1998             3,000,000         3,000         5,016             0       (6,841)        1,175

February 28, 1999 - issued
   from sale of public
   offering                        767,000           767        37,591             0            0        38,358

Net loss for year ended
   December 31, 1999                     0             0             0             0      (28,815)      (28,815)
-------------------------------------------------------------------------------------------------------------------

Balances as at
   December 31, 1999             3,767,000         3,767        42,607             0      (35,656)       10,718
-------------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                                            Page Seven

MULTI-TECH INTERNATIONAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - 2
FROM INCEPTION (SEPTEMBER 21, 1998) TO MARCH 31, 2003
----------------------------------------------------------------------------
UNAUDITED

                                                                                         DEFICIT
                                                                                       ACCUMULATED
                                   COMMON                  ADDITIONAL                     DURING         TOTAL
                                   STOCK                    PAID IN        DONATED     DEVELOPMENT    STOCKHOLDERS'
                                   SHARES          AMOUNT    CAPITAL       CAPITAL        STAGE         EQUITY

FORWARD                          3,767,000         3,767        42,607             0      (35,656)       10,718

March 10, 2000 -
issued for cash                  3,000,000         3,000        27,000             0            0        30,000

March 26, 2000 -
issued for services              1,675,000         1,675     2,929,575             0            0     2,931,250

April 24, 2000 - issued for
advertising services             1,000,000         1,000     1,199,000             0            0     1,200,000

June 5, 2000 - issued for
services                           200,000           200       119,800             0            0       120,000

June 15, 2000 - issued for
services                           944,220           944       376,744             0            0       377,688

July 21, 2000 - issued for
services                           500,000           500       134,500             0            0       135,000

July 21, 2000 - issued for
services                         2,000,000         2,000       538,000             0            0       540,000

July 14, 2000 - issued for
services                           575,000           575       154,675             0            0       155,250

August 7, 2000 - issued for
services                           660,000           660       184,140             0            0       184,800

September 13, 2000 - issued
for services                       760,000           760       212,040             0            0       212,800

November 9, 2000 - issued
for services                     5,000,000         5,000     1,395,000             0            0     1,400,000

December 22, 2000 - issued
for services                     5,720,500         5,720     1,596,020             0            0     1,601,740

Shareholder donated capital              0             0             0       730,936            0       730,936
-------------------------------------------------------------------------------------------------------------------
SUBTOTAL                        25,801,720        25,801     8,909,101       730,936      (35,656)    9,630,182
-------------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                                            Page Eight

MULTI-TECH INTERNATIONAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - 3
FROM INCEPTION (SEPTEMBER 21, 1998) TO MARCH 31, 2003
----------------------------------------------------------------------------
                                                   UNAUDITED

                                                                                         DEFICIT
                                                                                       ACCUMULATED
                                   COMMON                  ADDITIONAL                     DURING         TOTAL
                                   STOCK                    PAID IN        DONATED     DEVELOPMENT    STOCKHOLDERS'
                                   SHARES          AMOUNT    CAPITAL       CAPITAL        STAGE         EQUITY

FORWARD                         25,801,720        25,801     8,909,101       730,936      (35,656)    9,630,182

Net Loss for year ended
   December 31, 2000                     0             0             0             0   (4,391,448)   (4,391,448)
-------------------------------------------------------------------------------------------------------------------

Balances as at
  December 31, 2000            25,801,720         25,801     8,909,101       730,936   (4,427,104)    5,238,734

March 2, 2001 - issued for
services                        10,890,000        10,890       479,160             0            0       490,050

April 11, 2001 - issued for
services                        22,625,000        22,625       181,000             0            0       203,625

April 11, 2001 - sold shares
to qualified investor           12,500,000        12,500        57,500             0            0        70,000

May 15, 2001 - sold shares
to qualified investor           12,500,000        12,500        57,500             0            0        70,000

June 1, 2001 - issued for
services                         3,500,000         3,500       171,500             0            0       175,000

Shareholder paid expenses
of business                              0             0             0        87,935            0        87,935

2001 - issued restricted
shares                           6,601,633         6,602             0             0            0         6,602

Net Loss for year ended
  December 31, 2001                      0             0             0             0   (6,455,933)   (6,455,933)
-------------------------------------------------------------------------------------------------------------------
Balances as at
   December 31, 2001            94,418,353        94,418     9,855,761       818,871  (10,833,037)     (113,987)
-------------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                                            Page Nine

MULTI-TECH INTERNATIONAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - 4
FROM INCEPTION (SEPTEMBER 21, 1998) TO MARCH 31, 2003
----------------------------------------------------------------------------
UNAUDITED

                                                                                         DEFICIT
                                                                                       ACCUMULATED
                                   COMMON                  ADDITIONAL                     DURING         TOTAL
                                   STOCK                    PAID IN        DONATED     DEVELOPMENT    STOCKHOLDERS'
                                   SHARES          AMOUNT    CAPITAL       CAPITAL        STAGE         EQUITY

FORWARD                         94,418,353        94,418     9,855,761       818,871   (10,833,037)     (113,987)

November 15, 2002 - Reverse
   Stock Split (14.525:1)      (87,917,971)      (87,918)       87,918             0             0             0
--------------------------------------------------------------------------------------------------------------------
Balances - post stock split      6,500,382         6,500     9,943,679       818,871   (10,833,037)     (113,987)

December 9, 2002 - issued
for asset purchase              30,320,522        30,321             0             0             0        30,321

December 9, 2002 - issued
for services                     4,087,000         4,087         4,087             0             0         8,174

Net Income for year ended
December 31, 2002                        0             0             0             0        87,033        87,033
--------------------------------------------------------------------------------------------------------------------
Balances as at
   December 31, 2002            40,907,934    $   40,908    $9,947,766    $  818,871  $(10,796,004)  $    11,541
--------------------------------------------------------------------------------------------------------------------
January 15, 2003 - cancelled
   consulting services of
   GCD Investments, LLC           (500,000)         (500)         (500)            0             0        (1,000)

January 15, 2003 - cancelled
   consulting services of
   Rodney R. Schoemann            (150,000)         (150)         (150)            0             0          (300)

Net Loss - three months
   ended March 31, 2003                  0             0             0             0        (9,182)       (9,182)
--------------------------------------------------------------------------------------------------------------------
Balances as at
   March 31, 2003               40,257,934    $   40,258    $9,947,116    $  818,871  $(10,805,186)  $     1,059
--------------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                                            Page Ten

                            MULTI-TECH INTERNATIONAL, CORP.
                             (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO INTERIM FINANCIAL STATEMENTS
                                AS AT MARCH 31, 2003
                                      (UNAUDITED)

1.     ORGANIZATION AND BASIS OF PRESENTATION

       Nature of Business

       Multi-Tech International, Corp. (the "Company") was incorporated on September 21, 1998 under the laws of the State of Nevada. The Company was originally incorporated under the name of Oleramma Inc. On April 28, 1999, the Company changed its name to BuckTV,Com, Inc. on the basis that the Company would market consumer products through an Interactive Web site. The Company's primary business operations are to engage in any lawful activity. The Company again changed its name in November 2002 to Multi-Tech International, Corp to more accurately describe the direction in which the Company has taken which is more accurately described below reflecting the acquisition made on November 15, 2002 as set out in Note 8 below. The Company trades on OTCBB as MLTI.

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

       Development Stage Enterprise

       The Company has no revenues and has just commenced operations. The Company's activities are accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity(deficit) and cash flows disclose activity since the date of the Company's inception.

2.     SIGNIFICANT ACCOUNTING POLICIES

       Basis of Accounting

       These financial statements are presented on the accrual method of accounting in accordance with generally accepted accounting principles accepted in the United States. In the opinion of management, these interim financial statements include all adjustments necessary in order to make them not misleading..

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

                                       Page Eleven

                            MULTI-TECH INTERNATIONAL, CORP.
                             (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO INTERIM FINANCIAL STATEMENTS
                                AS AT MARCH 31, 2003
                                      (UNAUDITED)

2.     SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

       Cash and Cash Equivalents

       The Company considers all highly liquid debt instruments and investments, purchased with an original maturity date of three months or less, to be cash equivalents.

       Fixed Assets

       All fixed assets are recorded at their acquisition price. Since these assets were acquired on November 15, 2002, management has determined that as of the balance sheet date these assets have not been put to use and therefore the Company has not taken any depreciation on these assets as of March 31, 2002.

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

       Net earnings (loss) per share

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

       In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" effective for fiscal years beginning after March 15, 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and also specifies the criteria for the recognition of intangible assets separately from goodwill. Under the new rules, goodwill will no longer be amortized but will be subject to an impairment test at least annually. Separately identified and recognized intangible assets resulting from business combinations completed before July 1, 2001 that do not meet the new criteria for separate recognition of intangible assets will be subsumed in

                                       Page Twelve

                            MULTI-TECH INTERNATIONAL, CORP.
                             (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO INTERIM FINANCIAL STATEMENTS
                                AS AT MARCH 31, 2003
                                      (UNAUDITED

2.     SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
       Recently Issued Accounting Standards (continued)

       goodwill upon adoption. Other intangible assets that meet the new criteria will continue to be amortized over their useful lives. The Company adopted the new rules on accounting for goodwill and other intangible assets on January 1, 2002. The adoption of SFAS Nos. 141 and 142 had no impact on the Company's financial statements at transition.

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

       In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." This statement amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based accounting for employee compensation and the effect of the method used on reported results. The Company is currently evaluating whether to adopt the fair value based method.

       In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 requires that unconsolidated variable interest entities be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity's expected losses or residual benefits. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003 and to existing variable interest entities in the periods beginning after June 15, 2003. Our adoption of FIN No. 46 will not have a material impact on our results of operations and financial position.

                                       Page Thirteen

                            MULTI-TECH INTERNATIONAL, CORP.
                             (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO INTERIM FINANCIAL STATEMENTS
                                AS AT MARCH 31, 2003
                                      (UNAUDITED

3.     MARKETABLE SECURITIES

       Management determines the appropriate classification of investments in debt and equity securities at the time of purchase and re-evaluates such designation as of each subsequent balance sheet date. Securities for which the Company has the ability and intent to hold to maturity are classified as "held to maturity". Securities classified as "trading securities" are recorded at fair value. Gains and losses on trading securities, realized and unrealized, are included in earnings and are calculated using the specific identification method. Any other securities are classified as "available for sale." At March 31, 2003 all securities were classified as trading securities.

       As part of the purchase price of the assets of Alphacom, Inc as more particularly described in Note , the Company received 277,698 shares of American Millenium Corporation trading on OTCBB under the symbol of AMCI. This Company has approximately 45 million shares outstanding to date. The current market value of the stock is $
       0.13 per share or $ 36,100.

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

                                       Page Fourteen

                            MULTI-TECH INTERNATIONAL, CORP.
                             (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO INTERIM FINANCIAL STATEMENTS
                                AS AT MARCH 31, 2003
                                      (UNAUDITED)

4.     CAPITAL STOCK TRANSACTIONS (CONTINUED)

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

       On November 9, 2000, by Board Resolution, the Company issued 5,000,000 shares of restricted 144 shares to Bry Behrmann and Larry E Hunter for services rendered for a total consideration of $1,400,000.

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

       On November 20, 2002 the Company filed Form 8-K with the U.S. Securities and Exchange Commission indicating that at a Board Of Directors' meeting held on October 25, 2002 the Board announced a
       14.525 to 1 reverse stock split, after which there were six million five hundred thousand and three hundred and eighty-two (6,500,382) common shares outstanding.

       On November 20, 2002 the Company filed Form 8-K with the U.S. Securities and Exchange Commission indicating that the Company had acquired all of the assets of AlphaCom, Inc. in exchange for 30,320,552 of its $0.001 par value of common stock and a note for $4,319,000.

                                       Page Fifteen

                            MULTI-TECH INTERNATIONAL, CORP.
                             (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO INTERIM FINANCIAL STATEMENTS
                                AS AT MARCH 31, 2003
                                      (UNAUDITED)

4.     CAPITAL STOCK TRANSACTIONS (CONTINUED)

       On December 9, 2002 the Company issued 3,087,000 of its $0.001 par value common stock in exchange for services to the Company for a total consideration of $6,174.

       On December 12, 2002 the Company filed Form S-8 with the U.S. Securities and Exchange Commission and issued one million
       (1,000,000) of its $0.001 par value common stock in exchange for services to the Company.

       On January 15, 2003, certain consulting agreements were cancelled which resulted in the cancellation of 650,000 shares of common stock.

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

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

     Deferred tax assets
        Net operating loss carry forwards               $10,796,004
        Valuation allowance for deferred tax assets     (10,796,004)
                                                        ------------
        Net deferred tax assets                                  $-
                                                        ------------
                                                        ------------

       Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of March 31, 2003, the Company had net operating loss carry forwards of approximately $10,796,004 for federal and state income tax purposes. These carry forwards, if not utilized to offset taxable income begin to expire in 2013. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

                                       Page Sixteen

                            MULTI-TECH INTERNATIONAL, CORP.
                             (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO INTERIM FINANCIAL STATEMENTS
                                AS AT MARCH 31, 2003
                                      (UNAUDITED)

7.     COMMITMENTS

       Contracts

       On the purchase of assets from Alphacom, Inc. as set out in Note 8 the Company has the following licenses and/or joint venture agreements in place.

       UNT, INC.

       The Company has entered into a licensing agreement with UNT, Inc., a Pennsylvania company on July 29, 2002 which supercedes the original agreement entered into by Alphacom, Inc. in March 1999. The new agreement covers the territories of Israel and the Ukraine and calls for UNT, Inc. to remit to Alphacom 50% of any sublicense fees and to receive an ongoing royalty of $ 2.00 per Subscriber per month whether such Subscriber is being billed for services or not. This agreement expires in July 2012.

       E:GO SYSTEMS.COM PLC

       On March 6, 2000, Alphacom, Inc. entered into an exclusive license arrangement with E:Go Systems.com PLC which covers most of the European Union Countries. The initial license fee was $ 500,000 cash and $ 500,000 of equivalent value in the shares of E:Go. The Company is to receive an ongoing royalty of $2.00 per Subscriber per month whether such Subscriber is being billed for services or not. Additional license fees will be payable totaling 50% of such license fees payable by sublicensees introduced by E:Go, or 70% if such sublicensees are introduced by the Company.

       ITM

       There is also an existing Joint Venture Master License agreement with ITM, Ltd. ("ITM") that covers the countries of Asia, Eastern Europe and South America. ITM and Alphacom have established a joint venture under the name of Alphacom International, Ltd. of which Alphacom owns 5%. The Joint Venture has agreed to pay to Alphacom 50% of any sublicensing fees earned up until such payments equal $37,500,000 and in addition Alphacom shall receive an ongoing royalty of $2.00 per Subscriber per month whether such Subscriber is being billed for services or not. Jack Craciun, President of the Company is the principal of ITM.

8.     ACQUISITION OF ASSETS OF ALPHACOM, INC.

       On November 14, 2002, the Company acquired the assets in a non-cash transaction of AlphaCom, Inc. a Nevada Corporation. The assets generally consist of physical and intellectual property. The value of the assets is approximately 4.4 million dollars, based on the results of an examination of the seller's audited and unaudited financial statements. The Company believes that this valuation is the current fair market value of the assets. The Company acquired the assets in exchange for 30,320,552 shares of its common stock and a promissory note in the amount of $4,319,000. For the purposes of this transaction the stock of the Company was valued at $0.002/share, the company's average market share price for the week immediately preceding the closing of the transaction. The purchase price may be adjusted downward in connection with the issuance common stock to Alphacom if the Company does not secure equity funding and/or licensed revenue in the amount of $10,000,000 during the next twelve months. The adjustment would be a based on a percentage of the amount actually raised to the total agreed upon of $10,000,000. There is no material relationship between AlphaCom, Inc., and the registrant or any of its affiliates, any director or officer of the registrant, or any associate of any such director or officer. The shares used to accomplish the acquisition were derived from the Company treasury and are deemed to be restricted, illiquid shares pursuant to Rule 144 of Regulation D of the Securities Act.

                                       Page Seventeen

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Caution

     Certain statements in this Quarterly Report on Form 10-QSB,our audited financial statements for the fiscal year ended December 31, 2001as filed in our amended annual report on Form 10-KSB/A, as well as statements made by us in periodic press releases, oral statements made by our officials to analysts and shareholders in the course of presentations about ourselves, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of us to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements. Such factors include, among other things,
(1) general economic and equity markets; (4) competition; (5) the availability and cost of our products; (6) demographic changes;
(7) government regulations particularly those related to automatic vehicle location industry; (8) required accounting changes; (9) equipment failures, power outages, or other events that may interrupt Internet communications;
(10) disputes or claims regarding our proprietary rights to our software and intellectual property; and (11) other factors over which we have little or no control.

Background and Organization

     Multi-Tech International, Corp., a developmental stage company, Hereinafter referred to as "the Company", "we" or "us", was originally organized by the filing of Articles of Incorporation with the Secretary of State of the State of Nevada on September 21, 1998 under the name Oleramma, Inc. The Articles of Incorporation authorized the issuance of one hundred fifty million (150,000,000) shares, consisting of one hundred million (100,000,000) shares of Common Stock at par value of $0.001 per share and five million (5,000,000) shares of Preferred Stock at par value of $0.001. As of May 19, 2003, we had 40,257,934 shares of Common Stock outstanding, no Preferred Stock issued or outstanding, options to purchase 50,000 shares of Common Stock at $1.00 per share and options to purchase 50,000 shares of Common Stock at $1.50 per share.

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

Asset Purchase Agreement

     Pursuant to the Agreement we issued a total of 30,320,552 shares of our Common Stock (the "Shares") and a promissory note in the amount of $4,319,000 payable to Alphacom representing 74.1 percent of our outstanding shares of Common Stock in exchange for all of the assets of Alphacom including all business and technologic developments and licensing and marketing rights to such assets. The Shares are being held in escrow for 12 months pursuant to the terms of the Agreement, and are subject to downward

                                 Page Eighteen
adjustment based upon financial contingencies set forth in the Agreement. The acquisition has been accounted for under purchase method accounting. As a condition to the closing we effected a 1-for-14.525 reverse split of our Common Stock in November 2002.

     The material provisions of the Agreement include:

     Appointment of the following individuals to positions within the Company:
     John J. Craciun III (President and Chairman of the Board), Dr. David Hostelley (Secretary, Treasurer and member of Board of Directors), Steven Coutoumanos (Chief Executive Officer and member of Board of Directors), David Boon (Chief Operating Officer, Mr. Boon subsequently declined to accept such appointment), Mark P. Wing (member of Board of Directors), and Lawrence Hartman (who declined the Board of Directors position, but continues on as corporate counsel).

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

     For a period of 12 months following the closing of the transaction, without the prior written consent of a majority of the shareholders of Alphacom, on a fully-diluted basis, we are not permitted to do any of the following (subject to the termination provisions of the Agreement):

          (i) amend any provisions of our Articles of Incorporation or its By Laws;
          (ii)    increase our authorized capital stock;
          (iii) create or issue any capital stock except for the issuance of up to 13,179,045 shares of Common Stock;
          (iv) declare any dividend or distribution on any of its capital stock;
          (v)     dispose of any Intellectual Property;
          (vi) redeem, purchase or otherwise acquire any of our equity securities;
          (vii)   voluntarily file for bankruptcy;
          (viii) incur or assume any debt except the Note, provided that the Note shall not be secured by any asset; or
          (ix) transfer any asset, tangible or intangible, to any subsidiary or make any investment (other than in cash equivalents).

     Pursuant to the Agreement we purchased all of the assets of Alphacom. The assets purchased under the Agreement include: certain accounts receivable, Alphacom's URL www.networkalpha.com; and certain patents (described below).

     The transfer of the patents has not yet been properly perfected. Currently,We along with Alphacom are investigating this matter to ensure that All assignments are properly recorded. Alphacom has represented to us that it had valid, binding and legal right to all of the rights, title and interest in the patents.

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

                                   Page Nineteen

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

     The assets also include: a five percent interest in AlphaCom International Ltd. (ACIL) a company registered in Hong Kong (the remaining ninety five percent is owned by ITM Ltd. (of which our President John J. Craciun is a majority owner)). ACIL, exclusively owns the AlphaCom, master technology license, including Manufacturing and Product Distribution Licenses and all rights to sub-license the same for the following territories: Asia, Eastern Europe - Romania & Bulgaria and South America - Venezuela and adjacent islands; International License for Israel; International License Contract for the European Union Countries; and International License Contract for Asia.

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

Concept and Products

     We plan to introduce a technology that makes more efficient use of bandwidth. Through the use of narrow band frequencies and patented algorithms, MLTI spectrum technology will travel over existing infrastructure with efficiencies exponentially greater than conventional technologies. It is anticipated that this will be done by a comparably small retrofit to existing wireless and wire-line networks.

     The key to this technology is a modulation and filtration technique that enables more data to be carried, over greater distances, and with less power. With a relatively small capital investment, service providers will be able to increase their revenue potential through greater market penetration.

     We believe this technology can be carried over virtually any medium, including: Cable TV, Cable Modem, AM/FM Radio, Analog Cellular, Digital Mobile, DSL, IP Wire-line Applications, WiFi (802.11b), or Microwave, Satellite.

Dependence on Outside Suppliers

     We anticipate that we will have a relatively low dependence on outside suppliers or vendors. The primary reason is that the MLTI spectrum technology represents intellectual property, which will be marketed in the form of a license or royalty contract. As such, we anticipate that no proprietary hardware will be required in order to generate a revenue stream.

                                   Page Twenty

Marketing and Advertising

     We anticipate building a grass roots awareness campaign across the following channels:

     Trade Advertising - three key vertical markets (content provider, service provider, and end-user):
          Awareness campaigns.
          Operations campaigns.

     Public Relations:
          Press Releases (announcing technology impact, customer success, product releases and company news).
          Case Studies (associated with customer success).
          Technology White Papers (Engineering inter industry publications, educational institutions, think tanks and symposium presentations). Analyst & Editor Interviews.

     Direct Mail/Email:
          Awareness Direct Mail to support Advertising.
          Tradeshow Support (Pre & Post show direct mail).
          Teaser Mailers to promote interest.
          Web Seminar notification & follow-up.

     Tradeshows:
          Three key vertical markets (content provider, service provider, and end-user).

     Collateral:
          Overview Brochure.
          Product Profile - Content Provider.
          Product Profile - Service  Provider.
          Product Profile - End User.

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

                                   Page Twenty One

Technology Development

     Technology development strategies are targeted to address the needs of telecom and electronic communications bandwidth. Using experience gained from lab trials, the technology can be deployed on existing infrastructure with the following planned results (pending further research and development for each application):

     Wireline Applications:

          DSL Service
               Expand the distance from the CO from 3 miles to 10 miles. Provide reliable data transmission even with corroded cable. Increase data rates over standard phone line from 1.5 to 3.0 MBPS.

          Cable and Cable Modem
               Effectively doubles the number of channels over standard coax. Increases the cable data throughput by approximately 10X. Potentially solves the problem of transmitting HDTV signal over coax.

          Access, Edge, and Core Applications
               Transform T1 lines into the performance equivalent of two T3 lines.
               Increase data throughput of copper ATM, Frame Relay, SS7, etc. Improve global telecom network performance and efficiency.

     Wireless Applications:

          GSM / TDMA / CDMA / 3G Wireless
               Increase the number of GSM voice users from approximately 240 to over 12,000.
               Increase the number of C/TDMA users from approximately 200 to over 1,200.
               Provide 3G networks multiplexed voice/data/video sessions. Lower monthly operating costs for providers.
               Increase data rates from 14,400 BPS to 1,600,000 BPS.
               Double transmit/receive range while reducing voltages by 75%.

         Analog Wireless
               Increase the number of voice users from approximately 16 to more than 750.
               Increase data rates from 14,400 BPS to 1,600,000 BPS.
               Lower monthly operating costs for providers.
               Double transmit/receive range while reducing voltages by 75%.

          Microwave
               Enhance a single microwave channel to provide more than 150 T1 lines.
               Create a path for dramatically less expensive PSTN or Internet back-haul.
               Reduce the cost of cellular voice and data traffic.

Target Market

     We will initially focus on commercializing our territories through the joint venture and licensing agreements which were obtained pursuant to the Agreement with Alphacom, while developing support technology to simplify the implementation of our systems in a variety of applications. Commercialization will be managed through licenses and strategic partnerships within each of the targeted markets.
                                  Page Twenty Two

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

Government Regulation

     The adoption of new laws or the application of existing laws may decrease the growth of spectrum technologies, which could in turn decrease the demand for our services, increase our cost of doing business or otherwise have a material adverse effect on our business, results of operations and financial condition.

     There can be no assurance, however, that Federal, State or local government will not attempt to impose regulations upon us in the future or that such imposition will not have a material adverse effect on our business, results of operations and financial condition.

                                  Page Twenty Three

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

Lack of Liability Coverage

     We do not maintain any liability coverage. In the event of any claim against us or any of our assets we may not have the resources to defend the Company which could have a material adverse effect on the future prospects.

                                  Page Twenty Four

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


     At present, the Company is utilizing the resources of its major shareholders and directors to fund operations. Nominal funds have been received from miscellaneous revenue during the three months ended March 31, 2003 of $4,477. We are unable to forecast revenues until we prove the commercial viability of the technology, which we anticipate will occur during the fourth quarter of 2003.

The Company has not achieved revenues or profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of growth in the Company's revenues from licensing of its technology.
As of March 31, 2003,the Company had an accumulated deficit of Ten Million Eight Hundred and Five Thousand One Hundred and Eighty-Six $10,805,186) dollars.
The Company expects that its operating expenses will increase significantly during the next several months, especially in the areas of engineering development and sales and marketing. Thus, the Company will need to generate increased revenues to achieve profitability. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.


LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements have historically consisted of funding operations and capital expenditures through the sale of common stock and the exchange of common stock for services. The Company has no significant revenue from operations.

Net cash used in operating activities for the three months ended March 31, 2003 was $2,841 compared with cash provided from operating activities for the year ended December 31, 2002 of $234,623 which included a gain on settlement of debt of $ 300,000.

The Company's working capital deficiency is currently $4,211,054 compared with $4,240,328 at the year end. The greatest portion of the deficiency relates to a note payable in connection with the asset purchase, which may be reduced if certain conditions relating to the asset purchase as described above.

                                   Page Twenty Five

The ability of the Company to meet its business objectives as described above depend upon the Company raising the required capital. The Company is exploring a number of funding opportunities at the moment. Discussions have been on a verbal basis only to date.

Except for the note payable in connection with the asset purchase, the Company has no material commitments for capital expenditures nor does it foresee the need for such expenditures over the next year.


ITEM 3.  CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report under the supervision and participation of certain members of the Company's management, including the President and the Principal Financial Officer, the Company completed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a - 14 and 15d - 14c to the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Company's President and Principal Financial Officer believe that the disclosure controls and procedures are effective with respect to timely communicating to them and other members of management responsible for preparing periodic reports all material information required to be disclosed in this report as it relates to the Company.


                       PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings

Not Applicable.

ITEM 2.  Changes in Securities and Use of Proceeds

Not Applicable.

ITEM 3.  Defaults upon Senior Securities

Not Applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders

Not Applicable.

ITEM 5.  Other Information

Not Applicable.

ITEM 6.  Exhibits and Reports on Form 8-K

    (a)      99.1   Certification by Jack Craciun, III, President,
                    Chairman of the Board, pursuant to Section 18 U. S. C.
                    Section 1350, 906 of the Sarbanes-Oxley Act of 2002.

             99.2 Certification by Dr. David F. Hostelley, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


    (b)     Reports on Form 8-K.

            Form 8-K filed January 8, 2003 reporting Items 2 and 6.


              SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 19, 2003                 Multi-Tech International, Corp.

                                     By:  /s/ John J. Craciun, III
                                          -----------------------
                                          John J. Craciun, III
                                          President, Chairman of the
                                          Board


Date:  May 19, 2003                  By:  /s/ Dr. David F. Hostelley
                                          -----------------------
                                          Dr. David F. Hostelley
                                          Principal Financial Officer

                                  Twenty Six

May 15, 2003
                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

I, John J. Craciun III, certify that;


1. I have reviewed this quarterly report on Form 10-QSB of Multi-Tech International Corp.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedure to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                       /s/ John J. Craciun III
                           ---------------------------------------------
                                        John J. Craciun III
                           Chairman of the Board and President




May 15, 2003
                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

I, Dr. David F. Hostelley, certify that;


1. I have reviewed this quarterly report on Form 10-QSB of Multi-Tech International Corp.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedure to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                        /s/ Dr. David F. Hostelley
                           ---------------------------------------------
                                        Dr. David F. Hostelley
                                       Principal Financial Officer