Form 10QSB
period 2003-06-30
MULTI TECH INTERNATIONAL CORP
filed 2003-08-15
CIK 1083743

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C. 20549



                                FORM 10-QSB

     [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                 For quarterly period ended June 30, 2003
     [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

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

             9974 Huntington Park Drive, Strongsville, OH 44136-2516
         ------------------------------------------------------
                (Address of principal executive offices)

                              (440) 759-7470
                         --------------------------
                        (Issuer's telephone number)

FORMER COMPANY:
       FORMER CONFORMED NAME:  BUCKTV COM INC
       DATE OF NAME CHANGE:    20000515

FORMER COMPANY:
       FORMER CONFORMED NAME:  OLERAMMA INC
       DATE OF NAME CHANGE:    19990428


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

Common Stock, $0.001 par value per share, 43,657,934 outstanding as of July 04, 2003

Preferred Non-Voting Stock, $0.001 par value per share, none outstanding as of June 30, 2003.

Transactional Small Business Disclosure Format

                                          Yes [   ]      No [ X ]

                           Multi-Tech International, Corp.
                                TABLE OF CONTENTS
Item 1.   Financial Statements
          Balance Sheet (unaudited)............................   3- 4
          Statement of Operations (unaudited)..................      5
          Statement of Cash Flows (unaudited)..................      6
          Statement of Changes in stockholder's Equity.........    7-10
          Notes to Financial Statements........................  11-17

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................  18-26

Item 3.  Controls and Procedures...............................     26

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................     27

Item 2.   Changes in Securities ...............................     27

Item 3.   Defaults upon Senior Securities......................     27

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................     27

Item 5.   Other Information....................................     27

Item 6.   Exhibits and Reports on Form 8-K.....................     27

Signatures.....................................................     27

                                      Page Two

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

The unaudited financial statements of registrant for the three months ended June 30, 2003, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.


MULTI-TECH INTERNATIONAL, CORP.
(DEVELOPMENT STAGE COMPANY)
INTERIM BALANCE SHEET
AS AT JUNE 30, 2003

                                    JUNE 30, 2003       DECEMBER 31, 2002
                                     (UNAUDITED)            (AUDITED)
                                    --------------------------------------
          ASSETS

CURRENT
Cash                                $         25             $          0
Marketable securities                     36,100                   36,100
Prepaid assets and sundry assets          50,523                   55,348
                                    --------------------------------------
Total Current Assets                      86,648                   91,448
                                    --------------------------------------
FIXED
Equipment                                 29,295                   33,479
Office furniture                           5,217                    5,619
Leasehold improvements                         0                    5,959
Vehicle                                        0                    1,328
                                    --------------------------------------
TOTAL FIXED ASSETS                        34,512                   46,385
                                    --------------------------------------
Patents                                4,204,744                4,204,744
                                    --------------------------------------
TOTAL OTHER ASSETS                     4,204,744                4,207,744
                                    --------------------------------------
                                    $  4,325,904             $  4,342,577
                                    --------------------------------------
                                    --------------------------------------


                                    Page Three

MULTI-TECH INTERNATIONAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
INTERIM BALANCE SHEET
AS AT JUNE 30, 2003

                                    JUNE 30, 2003       DECEMBER 31, 2002
                                     (UNAUDITED)            (AUDITED)
                                    --------------------------------------

          LIABILITIES

CURRENT
Accounts payable                    $       48,597         $       18,434
Accrued Expenses and Other
  Current Liabilities                       91,663                      0
Loans payable                               10,951                 10,826
Loan from a director                             0                      0
Note payable                             4,297,248              4,301,776
                                    --------------------------------------
                                         4,448,459              4,331,036
                                    --------------------------------------

STOCKHOLDERS' EQUITY

Preferred stock, authorized 5,000,000
shares par value $0.001
-issued and outstanding - none                -                       -

Common stock, authorized 100,000,000
shares, par value $0.001
issued and outstanding  42,157,934
 (2002 - 40,907,934)                        42,258                 40,908


Additional Paid in Capital               9,949,016              9,947,766
Donated Capital                            818,871                818,871

Deficit accumulated
during development stage               (10,932,600)           (10,796,004)
                                    --------------------------------------

Total Stockholders' Equity                (122,555)                11,541
                                    --------------------------------------
Total Liabilities and
Stockholders' Equity                  $  4,325,904           $  4,342,577
                                    --------------------------------------
                                    --------------------------------------

                                            Page Four

MULTI-TECH INTERNATIONAL, CORP.
(DEVELOPMENT STAGE COMPANY)
INTERIM STATEMENT OF OPERATIONS
(UNAUDITED)

                                                                                                   SEP 21, 1998
                                THREE MONTHS    THREE MONTHS     SIX MONTHS      SIX MONTHS          INCEPTION
                                   ENDED           ENDED            ENDED           ENDED                TO
                                JUNE 30, 2003   JUNE 30, 2002    JUNE 30, 2003  JUNE 30, 2002      JUNE 30, 3002
----------------------------------------------------------------------------------------------------------------

REVENUE                        $          0     $        197     $      4,280     $       197      $      4,477
----------------------------------------------------------------------------------------------------------------
EXPENSES
Selling, general
and Administrative
expenses                            127,414            9,512          140,876         186,719        11,237,077
----------------------------------------------------------------------------------------------------------------
Total Operating Expenses            127,414            9,512          140,876         186,719        11,237,077
----------------------------------------------------------------------------------------------------------------

NET LOSS BEFORE UNDERNOTED
ITEM                               (127,414)          (9,315)        (136,596)       (186,522)      (11,232,600)

GAIN ON SETTLEMENT OF DEBT                0                0                0               0           300,000
----------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) FROM
OPERATIONS                     $   (127,414)    $     (9,315)    $   (136,596)    $  (186,522)      (10,932,600)
----------------------------------------------------------------------------------------------------------------

Weighted average number of
  shares outstanding             40,366,267       87,816,920       40,366,267      86,816,920
                                --------------------------------------------------------------


                                            Page Five

MULTI-TECH INTERNATIONAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
INTERIM STATEMENT OF CASH FLOWS
(UNAUDITED)

                                                                     FROM
                                                                  SEP 21, 1998
                                  SIX MONTHS      SIX MONTHS        INCEPTION
                                     ENDED           ENDED              TO
                                  JUNE 30, 3003   JUNE 30, 3002  JUNE 30, 2003
------------------------------------------------------------------------------
CASH FLOW FROM OPERATING
ACTIVITIES
Net Income (Loss)                 $ (136,596)      (186,522)      (10,932,600)
------------------------------------------------------------------------------
Adjustments to reconcile net
  income (loss) to net cash in
  operating activities:
  Services received for Common
  Shares                               2,500        176,330         9,734,779
  Depreciation and
  Amortization                         4,586            621             8,411
Change in assets and liabilities
  (Increase) Decrease in prepaid
  expenses                             4,825              0           (50,523)
  Write-down of Fixed Assets               0          8,694                 0
  Increase in Accrued Expenses        91,663              0            91,663
  Increase in accounts payable        30,163              0            48,597
------------------------------------------------------------------------------
Cash Used In Operating
Activities                            (2,859)          (877)       (1,090,673)
------------------------------------------------------------------------------
Cash Flow From Financing
Activities
Increase in loans payable                125              0            10,951
Stock issued on account of
  purchase of assets                       0              0            30,321
Note payable on account of
  purchase of assets                  (4,528)             0         4,297,248
Issuance of common stock for
  cash                                     0              0           216,374
Donated capital                            0            546           818,871
Decrease in Loan from Director             0              0                 0
------------------------------------------------------------------------------
Cash Provided by Financing
Activities                            (4,403)           546         5,373,765
------------------------------------------------------------------------------
Cash Flow From Investing
  Activities
Purchase of fixed assets                   0              0           (49,510)
Disposal of fixed assets               7,287              0             7,287
Acquisition of marketable
  securities                               0              0           (36,100)
Acquisition of patents rights              0              0        (4,204,744)
------------------------------------------------------------------------------
Cash Used In Investing
  Activities                          (7,287)             0        (4,283,067)
------------------------------------------------------------------------------
Increase (Decrease) In Cash               25           (331)               25
------------------------------------------------------------------------------
Cash Balance at beginning
  of period                                0            368                 0
Net increase (decrease) in cash           25           (331)               25
                                ----------------------------------------------
Balance at end of period                  25             37                25
                                ----------------------------------------------
------------------------------------------------------------------------------


                                            Page Six

MULTI-TECH INTERNATIONAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM INCEPTION (SEPTEMBER 21, 1998) TO JUNE 30, 2003
UNAUDITED

                                                                                         DEFICIT
                                                                                       ACCUMULATED
                                   COMMON                  ADDITIONAL                     DURING         TOTAL
                                   STOCK                    PAID IN        DONATED     DEVELOPMENT    STOCKHOLDERS'
                                   SHARES          AMOUNT    CAPITAL       CAPITAL        STAGE         EQUITY
September 21, 1998-
   issued for cash               3,000,000    $    3,000    $    5,016    $        0   $        0    $    8,016

Net loss for year ended
   December 31, 1998                     0             0             0             0       (6,841)       (6,841)
                                -----------------------------------------------------------------------------------
Balances as at
   December 31, 1998             3,000,000         3,000         5,016             0       (6,841)        1,175
                                -----------------------------------------------------------------------------------
February 28, 1999 - issued
   from sale of public
   offering                        767,000           767        37,591             0            0        38,358

Net loss for year ended
   December 31, 1999                     0             0             0             0      (28,815)      (28,815)
                               -----------------------------------------------------------------------------------
Balances as at
   December 31, 1999             3,767,000         3,767        42,607             0      (35,656)       10,718
                               -----------------------------------------------------------------------------------
March 10, 2000 -
   issued for cash               3,000,000         3,000        27,000             0            0        30,000

March 28 2000 -
   issued for services           1,675,000         1,675     2,929,575             0            0     2,931,250

April 24, 2000 - issued for
   advertising services          1,000,000         1,000     1,199,000             0            0     1,200,000

June 5, 2000 - issued for
   services                        200,000           200       119,800             0            0       120,000

June 15, 2000 - issued for
   services                        944,220           944       376,744             0            0       377,688

July 21, 2000 - issued for
   services                        500,000           500       134,500             0            0       135,000

July 21, 2000 - issued for
   services                      2,000,000         2,000       538,000             0            0       540,000

   The accompanying notes are an integral part of these financial statements.

                                            Page Seven

MULTI-TECH INTERNATIONAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM INCEPTION (SEPTEMBER 21, 1998) TO JUNE 30, 2003 (CONTINUED)
UNAUDITED

                                                                                         DEFICIT
                                                                                       ACCUMULATED
                                   COMMON                  ADDITIONAL                     DURING         TOTAL
                                   STOCK                    PAID IN        DONATED     DEVELOPMENT    STOCKHOLDERS'
                                   SHARES          AMOUNT    CAPITAL       CAPITAL        STAGE         EQUITY


July 14, 2000 - issued for
   services                        575,000           575       154,675             0            0       155,250

August 7, 2000 - issued for
   services                        660,000           660       184,140             0            0       184,800

September 13, 2000 - issued
   for services                    760,000           760       212,040             0            0       212,800

November 9, 2000 - issued
   for services                  5,000,000         5,000     1,395,000             0            0     1,400,000

December 22, 2000 - issued
   for services                  5,720,500         5,720     1,596,020             0            0     1,601,740

Shareholder donated capital              0             0             0       730,936            0       730,936

Net Loss for year ended
   December 31, 2000                     0             0             0             0   (4,391,448)   (4,391,448)
                               -----------------------------------------------------------------------------------
Balances as at
  December 31, 2000            25,801,720         25,801     8,909,101       730,936   (4,427,104)    5,238,734

March 2, 2001 - issued for
   services                     10,890,000        10,890       479,160             0            0       490,050

April 11, 2001 - issued for
   services                     22,625,000        22,625       181,000             0            0       203,625

April 11, 2001 - sold shares
   to qualified investor        12,500,000        12,500        57,500             0            0        70,000

May 15, 2001 - sold shares
   to qualified investor        12,500,000        12,500        57,500             0            0        70,000

June 1, 2001 - issued for
   services                      3,500,000         3,500       171,500             0            0       175,000

Shareholder paid expenses
   of business                           0             0             0        87,935            0        87,935

   The accompanying notes are an integral part of these financial statements.

                                            Page Eight

MULTI-TECH INTERNATIONAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM INCEPTION (SEPTEMBER 21, 1998) TO JUNE 30, 2003 (CONTINUED)
UNAUDITED

                                                                                         DEFICIT
                                                                                       ACCUMULATED
                                   COMMON                  ADDITIONAL                     DURING         TOTAL
                                   STOCK                    PAID IN        DONATED     DEVELOPMENT    STOCKHOLDERS'
                                   SHARES          AMOUNT    CAPITAL       CAPITAL        STAGE         EQUITY

2001 - issued restricted
   shares                        6,601,633         6,602             0             0            0         6,602

Net Loss for year ended
  December 31, 2001                      0             0             0             0   (6,455,933)   (6,455,933)
                               -----------------------------------------------------------------------------------
Balances as at
   December 31, 2001            94,418,353        94,418     9,855,761       818,871  (10,833,037)     (113,987)

November 15, 2002 - Reverse
   Stock Split (14.525:1)      (87,917,971)      (87,918)      87,918              0            0             0
                               -----------------------------------------------------------------------------------
Write-off of shareholder
   loan to the Company

Balances - post stock split      6,500,382         6,500     9,943,679       818,871  (10,833,037)     (113,987)

December 9, 2002 - issued
   for asset purchase           30,320,522        30,321             0             0            0        30,321

December 9, 2002 - issued
   for services                  4,087,000         4,087         4,087             0            0         8,174

Net Income for year ended
   December 31, 2002                     0             0             0             0       87,033        87,033
                               -----------------------------------------------------------------------------------
Balances as at
   December 31, 2002            40,907,934    $   40,908    $9,947,766    $  818,871 $(10,796,004)   $   11,541
                               -----------------------------------------------------------------------------------
January 15, 2003 - cancelled
   consulting services of
   GCD Investments, LLC           (500,000)         (500)         (500)            0            0        (1,000)

January 15, 2003 - cancelled
   consulting services of
   Rodney R. Schoemann            (150,000)         (150)         (150)            0            0          (300)

April 8, 2003 - issued
   for services                     70,000            70            70             0            0           140

   The accompanying notes are an integral part of these financial statements.

                                            Page Nine

MULTI-TECH INTERNATIONAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM INCEPTION (SEPTEMBER 21, 1998) TO JUNE 30, 2003 (CONTINUED)
UNAUDITED

                                                                                         DEFICIT
                                                                                       ACCUMULATED
                                   COMMON                  ADDITIONAL                     DURING         TOTAL
                                   STOCK                    PAID IN        DONATED     DEVELOPMENT    STOCKHOLDERS'
                                   SHARES          AMOUNT    CAPITAL       CAPITAL        STAGE         EQUITY

April 8, 2003 - issued
   for services                    100,000           100           100             0            0           200

May 20, 2003 - issued
   for services                     30,000            30            30             0            0            60

May 20, 2003 - issued
   for services                  2,000,000         2,000         2,000             0            0         4,000

May 20, 2003 - issued
   for services                    200,000           200           200             0            0           400

May 20, 2003 - issued
   for services                    100,000           100           100             0            0           200

June 9, 2003 - issued
   for services                 (2,000,000)       (2,000)       (2,000)            0            0        (4,000)

June 24, 2003 - issued
   for services                    500,000           500           500             0            0         1,000

June 28, 2003 - issued
   for services                    400,000           400           400             0            0           800

June 30, 2003 - issued
   for services                    500,000           500           500             0            0         1,000

Net Loss - six months
   ended June 30, 2003                   0             0             0             0       (9,182)       (9,182)

Balances as at                            -----------------------------------------------------------------------------------
   June 30, 2003                42,157,934    $   42,158    $9,949,016    $  818,871 $(10,932,600)   $ (122,555)
                               -----------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                                            Page Ten

MULTI-TECH INTERNATIONAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
AS AT JUNE 30, 2003
(UNAUDITED)

1.     ORGANIZATION AND BASIS OF PRESENTATION

       Nature of Business

       Multi-Tech International, Corp. (the "Company") was incorporated on September 21, 1998 under the laws of the State of Nevada. The Company was originally incorporated under the name of Oleramma Inc. On April 28, 1999, the Company changed its name to BuckTV,Com, Inc. on the basis that the Company would market consumer products through an Interactive Web site. The Company's primary business operations are to engage in any lawful activity. The Company again changed its name in November 2002 to Multi-Tech International, Corp to more accurately describe the direction in which the Company has taken which is more accurately described below reflecting the acquisition made on November 14, 2002 as set out in Note 8 below. The Company trades on OTCBB as MLTI.

       On November 14, 2002, the Company acquired all the assets of AlphaCom, Inc., setting a new strategic direction for the Company. The Company's principal business is now in the field of spectrum technologies for communications.

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

                                       Page Eleven

MULTI-TECH INTERNATIONAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
AS AT JUNE 30, 2003
(UNAUDITED)

2.     SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

       Cash and Cash Equivalents

       The Company considers all highly liquid debt instruments and investments, purchased with an original maturity date of three months or less, to be cash equivalents.

       Fixed Assets

       All fixed assets are recorded at their acquisition price. Since these assets were acquired on November 14, 2002, management has determined that these assets were put to use on January 1, 2003 and the Company uses straight line depreciation on these assets over their estimated useful life.

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

MULTI-TECH INTERNATIONAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
AS AT JUNE 30, 2003
(UNAUDITED)

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

                                       Page Thirteen

MULTI-TECH INTERNATIONAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
AS AT JUNE 30, 2003
(UNAUDITED)


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

       As part of the purchase price of the assets of Alphacom, Inc as more particularly described in Note , the Company received 277,698 shares of American Millenium Corporation trading on OTCBB under the symbol of AMCI.OB. This Company has approximately 45 million shares outstanding to date. The current market value of the stock is $0.16 per share or $44,432.

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

                                       Page Fourteen

MULTI-TECH INTERNATIONAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
AS AT JUNE 30, 2003
(UNAUDITED)

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

                                       Page Fifteen

MULTI-TECH INTERNATIONAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
AS AT JUNE 30, 2003
(UNAUDITED)

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

       On April 4, 2003 the Company filed Form S-8 with the U.S. Securities and Exchange Commission and issued one hundred and thirty-five thousand (135,000) of its $0.001 par value common stock in exchange for services to the Company for a total consideration of $270.

       On April 8, 2003 the Company issued 35,000 shares of its $0.001 par value common stock in exchange for services to the Company for a total consideration of $70.

       On May 19, 2003 the Company filed Form S-8 with the U.S. Securities and Exchange Commission and issued two million three hundred and thirty thousand (2,330,000) shares of its $0.00I par value stock in exchange for services to the Company for a total consideration of $4,660.

       On June 9, 2003 the Company cancelled a certain consulting agreement, which resulted in the cancellation of 2,000,000 shares of common stock.

       On June 2, 2003 the Company filed Form S-8 with the U.S. Securities and Exchange Commission for two million (2,000,000) shares of its $0.001 par value common stock in exchange for services to the company for a total consideration of $4,000. The agreement called for scheduled issuance of shares based upon performance, and the Company issued 500,000 shares of common stock as its initial payment, in exchange for services to the Company for a total consideration of $1,000.

       On June 28, 2003 the Company issued 400,000 shares of its $0.001 par value common stock as consideration for entering into an employment agreement with the Secretary/Treasurer/CFO, for a total consideration of $800.

       On June 30, 2003 the Company issued 500,000 shares of its $0.001 par value stock as agreed in the separation agreement with its President, for a total consideration of $1,000.

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

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

     Deferred tax assets
        Net operating loss carry forwards               $10,932,600
        Valuation allowance for deferred tax assets     (10,932,600)
                                                        ------------
        Net deferred tax assets                                  $-
                                                        ------------
                                                        ------------

       Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of JUNE 30, 2003, the Company had net operating loss carry forwards of approximately $10,932.600 for federal and state income tax purposes. These carry forwards, if not utilized to offset taxable income begin to expire in 2013. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

                                       Page Sixteen

MULTI-TECH INTERNATIONAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
AS AT JUNE 30, 2003
(UNAUDITED)


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

       ITM

       There is also an existing Joint Venture Master License agreement with ITM Group which covers the countries of Asia, Eastern
       Europe and South America. ITM and Alphacom have established a joint venture under the name of Alphacom International, Ltd. of which Alphacom owns 5%. The Joint Venture has agreed to pay to Alphacom 50% of any sublicensing fees earned up until such payments equal $37,500,000 and in addition Alphacom shall receive an ongoing royalty of $2.00 per Subscriber per month whether such Subscriber is being billed for services or not

8.     ACQUISITION OF ASSETS OF ALPHACOM, INC.

       On November 14, 2002, the Company acquired the assets in a non-cash transaction of AlphaCom, Inc. a Nevada Corporation. The assets generally consist of physical and intellectual property. The value of the assets is approximately 4.4 million dollars, based on the results of an examination of the seller's audited and unaudited financial statements. The Company believes that this valuation is the current fair market value of the assets. The Company acquired the assets in exchange for 30,320,552 shares of its common stock and a promissory note in the amount of $4,319,000. For the purposes of this transaction the stock of the Company was valued at $0.002/share, the company's average market share price for the past week. The purchase price may be adjusted downward regarding the issuance common stock to the seller if the Company does not secure equity funding and/or licensed revenue in the amount of $10,000,000 during the next twelve months. The adjustment would be based on a percentage of the amount actually raised to the total agreed upon of $10,000,000. There is no material relationship between AlphaCom, Inc., and the registrant or any of its affiliates, any director or officer of the registrant, or any associate of any such director or officer. The shares used to accomplish the acquisition were derived from the Company treasury and are deemed to be restricted, illiquid shares pursuant to Rule 144 of Regulation D of the Securities Act.

                                       Page Seventeen

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Caution

     Certain statements in this Quarterly Report on Form 10-QSB,our audited financial statements for the fiscal year ended December 31, 2001 as filed in our amended annual report on Form 10-KSB/A, as well as statements made by us in periodic press releases, oral statements made by our officials to analysts and shareholders in the course of presentations about ourselves, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of us to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements. Such factors include, among other things, (1) general economic and business conditions; (2) interest rate changes; (3) the relative stability of the debt and equity markets; (4) competition; (5) the availability and cost of our products; (6) demographic changes;
(7) government regulations particularly those related to automatic vehicle location industry; (8) required accounting changes; (9) equipment failures, power outages, or other events that may interrupt Internet communications; (10) disputes or claims regarding our proprietary rights to our software and intellectual property; and (11) other factors over which we have little or no control.

Background and Organization

     Multi-Tech International, Corp., a developmental stage company, hereinafter referred to as "the Company", "we" or "us", was originally organized by the filing of Articles of Incorporation with the Secretary of State of the State of Nevada on September 21, 1998 under the name Oleramma, Inc. The Articles of Incorporation authorized the issuance of one hundred one hundred five million (105,000,000) shares, consisting of one hundred million (100,000,000) shares of Common Stock at par value of $0.001 per share and five million (5,000,000) shares of Preferred Stock at par value of $0.001. As of July 4, 2003, we had 43,657,934 shares of Common Stock outstanding, no Preferred Stock issued or outstanding, options to purchase 50,000 shares of Common Stock at $1.00 per share and options to purchase 50,000 shares of Common Stock at $1.50 per share.

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

     On November 14, 2002, pursuant to an Asset Purchase Agreement (the "Agreement") we acquired all the assets of AlphaCom, Inc. ("Alphacom"), setting a new strategic direction for the Company, and changed the name of the Company to Multi-Tech International, Inc. ("Multi-Tech" OTCBB:MLTI) and new management joined the Company. In connection with this acquisition our principal business is now in the field of spectrum technologies for broad based applications worldwide.

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

     The assets also include: a five percent interest in AlphaCom International Ltd. (ACIL) a company registered in Hong Kong (the remaining ninety five percent is owned by ITM Ltd. (of which our former President John
J. Craciun is a majority owner)). ACIL, exclusively owns the AlphaCom, master technology license, including Manufacturing and Product Distribution Licenses and all rights to sub-license the same for the following territories: Asia, Eastern Europe - Romania & Bulgaria and South America - Venezuela and adjacent islands; International License for Israel; International License Contract for the European Union Countries; and International License Contract for Asia.

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

     Management has embarked on potential acquisitions of other technologies by issuing non-binding letters of intent for: Compression; Medical Equipment; Energy Saving Technology for Neon Lighting;, Loss Prevention Systems; Internet Lead Generation; and other technologies.

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

     Upon entering into a binding agreement for the Compression Technology, we believe that there are numerous applications for compression in Medical, streaming video as well as many other areas.

                                   Page Twenty

     Upon entering into a binding agreement for the Medical device, there are established markets for distribution. We will have to develop molds and engage a quality manufacturing facility before accepting contracts.

     Upon entering into a binding agreement for the energy saving technology for neon lighting, we will have to establish a market and arrange for light manufacturing and installation of the hardware necessary for the technology performance.

     Upon entering into a binding agreement for the Loss Prevention Technology, we will have to engage a marketing company to establish the market and prepare advertising material.

     Upon entering into a binding agreement for the Internet lead generation technology, we will have to establish a marketing plan as well as an implementation plan.

     Upon entering into other agreements we will have to establish marketing and operational plans.

Dependence on Outside Suppliers

MLTI SPECTRUM TECHNOLOGY
     We anticipate that we will have a relatively low dependence on outside suppliers or vendors. The primary reason is that the MLTI spectrum technology represents intellectual property, which will be marketed in the form of a license or royalty contract. As such, we anticipate that no proprietary hardware will be required in order to generate a revenue stream.

ALL OTHER TECHNOLOGIES
     We anticipate outsourcing as much of the manufacturing, assembly and distribution of products as practicable. Marketing and advertising consultants will be utilized, as management feels that is the best use of resources.

Marketing and Advertising-Spectrum Technology

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

                                   Page Twenty One

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

                                  Page Twenty Two

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

                                  Page Twenty Three

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

                                  Page Twenty Four

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


     At present, the Company is utilizing the resources of its major shareholders and directors to fund operations. Nominal funds have been received from sales to date of $4,280 and from the sale of some of the Company's equipment totaling $7,287 and will not increase significantly over the next twelve months.

     The Company has not achieved revenues or profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of growth in the Company's revenues from licensing of its technology. As of June 30, 2003,the Company had an accumulated deficit of Ten Million Nine Hundred and Thirty-Two Thousand Six Hundred($10,932,600) dollars.
The Company expects that its operating expenses will increase significantly during the next several months, especially in the areas of engineering development and sales and marketing. Thus, the Company will need to generate increased revenues to achieve profitability. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

                                  Page Twenty Five

LIQUIDITY AND CAPITAL RESOURCES

     The Company's capital requirements have historically consisted of funding operations and capital expenditures through the sale of common stock and the exchange of common stock for services. The Company has no significant revenue from operations.

     Net cash used in operating activities for the six months ended June 30, 2003 was ($2,859) compared with cash provided from operating activities for the year ended December 31, 2002 of $234,623 which included a gain on settlement of debt of $300,000.

     The Company's working capital deficiency is currently $4,361,811 compared With $4,239,588 at the year end. The greatest portion of the deficiency relates to a note payable in connection with the asset purchase, which may be reduced if certain conditions relating to the asset purchase as described above.

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

RESIGNATION OF OFFICERS AND DIRECTORS
     David Boon resigned as Chief Operating Officer on March 30, 2003.
     Steven Coutoumanos resigned as an Chief Executive Officer on June 9,
       2003 and as a member of the Board of Directors on June 25, 2003.
     Mark P. Wing resigned as a member of the Board of Directors on June 25,
       2003.
     Reverend Richard Rasch resigned as a member of the Board of Directors on
       June 25, 2003.
     John J. Craciun, III resigned as President and member of the Board of Directors on June 30, 2003.

CURRENT BOARD OF DIRECTORS AND OFFICERS
     Dr. David F. Hostelley, CPA    Board of Directors    Interim President,
                                                          Secretary/Treasurer,
                                                          and CFO.

     Dr. Dennis Byrne               Board of Directors    Assistant Secretary

     The Board of Director is actively seeking other Board members and a President with communications technology background.

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

                                   Page Twenty Six

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

     Not Applicable.

ITEM 5.  Other Information

     Not Applicable.

ITEM 6.  Exhibits and Reports on Form 8-K

    (a)  99.906 CERT 1 Certification by David F. Hostelley, Interim President,
                       pursuant to 18 U. S. C. Section 1350, pursuant to
                       Section 906 of the Sarbanes-Oxley Act of 2002.

         99.906 CERT 2 Certification by Dr. David F. Hostelley, Principal
                       Financial Officer, pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


    (b)  Reports on Form 8-K.

         Form 8-K filed January 8, 2003 reporting Items 2 and 6.

         Form 8-K filed April 24, 2003 reporting Changes in Registrant's Certifying Accountant

         Form 8-K filed June 4, 2003 amending the April 24, 2003 8-K reporting Changes in Registrant's Certifying Accountant

         Form 8-K filed July 2, 2003 reporting Change of Address and Phone Number of Registrant; Resignation of four (4) members of the Board of Directors, two of which were officers, the President and the CEO. Also announcing that board member and CFO will also act as interim President.

          Form 8-K filed August 8, 2003 reflecting a complaint by the SEC against the President of AlphaCom, Inc. alleging, among other allegations, that the ownership of the VMSK technology, which the Registrant purchased on November 14, 2002, was not owned by AlphaCom, Inc. The Registrant's management is investigating these allegations.

             SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 12, 2003              Multi-Tech International, Corp.

                                     By:  /s/ David F. Hostelley
                                          -----------------------
                                          David F. Hostelley
                                          Interim President


Date:  August 12, 2003              By:  /s/ Dr. David F. Hostelley
                                          -----------------------
                                          Dr. David F. Hostelley
                                          Principal Financial Officer

                                  Page Twenty Seven



                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

I, David F. Hostelley, certify that;


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



                                         /s/ David F. Hostelley
                                   -------------------------------
                                  David F. Hostelley, Interim President
August 13, 2003


                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

I, David F. Hostelley, certify that;


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



                                         /s/ Dr. David F. Hostelley
                                   -------------------------------
                                            Dr. David F. Hostelley
                                         Principal Financial Officer
August 13, 2003