Form 10QSB
period 2003-09-30
MULTI TECH INTERNATIONAL CORP
filed 2003-11-20
CIK 1083743

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C. 20549



                                FORM 10-QSB

     [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                 For quarterly period ended September 30, 2003
     [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, $0.001 par value per share, 42,582,934 outstanding as of September 30, 2003.

Preferred Non-Voting Stock, $0.001 par value per share, none outstanding as of September 30, 2003.

Transactional Small Business Disclosure Format

                                          Yes [   ]      No [ X ]

                           Multi-Tech International, Corp.
                                TABLE OF CONTENTS
Item 1.   Financial Statements
          Balance Sheet (unaudited)............................   3- 4
          Statement of Operations (unaudited)..................      5
          Statement of Cash Flows (unaudited)..................      6
          Statement of Changes in stockholder's Equity.........   7-11
          Notes to Financial Statements........................  12-20

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................  21-23

Item 3.  Controls and Procedures...............................     23

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................     24

Item 2.   Changes in Securities ...............................     24

Item 3.   Defaults upon Senior Securities......................     24

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................     24

Item 5.   Other Information....................................     24

Item 6.   Exhibits and Reports on Form 8-K.....................     24

Signatures.....................................................     24

                                      Page Two

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

The unaudited financial statements of registrant for the three months ended September 30, 2003, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.


MULTI-TECH INTERNATIONAL, CORP.
(DEVELOPMENT STAGE COMPANY)
INTERIM BALANCE SHEET
AS AT SEPTEMBER 30, 2003

                                    SEPTEMBER 30,         DECEMBER 31,
                                        2003                   2002
                                     (UNAUDITED)            (AUDITED)
                                    --------------------------------------
          ASSETS

CURRENT
Cash                                $         78             $          0
Marketable securities                     36,100                   36,100
Prepaid assets and sundry assets          50,523                   55,348
                                    --------------------------------------
Total Current Assets                      86,701                   91,448
                                    --------------------------------------
FIXED
Equipment                                 29,295                   33,479
Office furniture                           5,217                    5,619
Leasehold improvements                         0                    5,959
Vehicle                                        0                    1,328
                                    --------------------------------------
TOTAL FIXED ASSETS                        34,512                   46,385
                                    --------------------------------------
OTHER
Patents rights                         4,204,744                4,204,744
                                    --------------------------------------
Total Other Assets                     4,204,744                4,204,744
                                    --------------------------------------
TOTAL ASSETS                        $  4,325,957             $  4,342,577
                                    --------------------------------------
                                    --------------------------------------


                                    Page Three

MULTI-TECH INTERNATIONAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
INTERIM BALANCE SHEET
AS AT SEPTEMBER 30, 2003

                                    SEPTEMBER 30,         DECEMBER 31,
                                        2003                   2002
                                     (UNAUDITED)            (AUDITED)
                                    --------------------------------------

          LIABILITIES

CURRENT
Accounts payable                    $       71,705         $       18,434
Accrued Expenses and Other
  Current Liabilities                      132,432                      0
Loans payable                               10,951                 10,826
Loan from a director                             0                      0
Note payable                             4,297,248              4,301,776
                                    --------------------------------------
total Current Liabilities                4,512,336              4,331,036
                                    --------------------------------------

STOCKHOLDERS' EQUITY

Preferred stock, authorized 5,000,000
shares par value $0.001
-issued and outstanding - none                -                       -

Common stock, authorized 100,000,000
shares, par value $0.001
issued and outstanding  42,157,934
 (2002 - 40,907,934)                        42,583                 40,908


Additional Paid in Capital               9,949,441              9,947,766
Donated Capital                            818,871                818,871

Deficit accumulated
during development stage               (10,997,274)           (10,796,004)
                                    --------------------------------------

Total Stockholders' Equity                (186,379)                11,541
                                    --------------------------------------
Total Liabilities and
Stockholders' Equity                  $  4,325,957           $  4,342,577
                                    --------------------------------------
                                    --------------------------------------

                                            Page Four

MULTI-TECH INTERNATIONAL, CORP.
(DEVELOPMENT STAGE COMPANY)
INTERIM STATEMENT OF OPERATIONS
(UNAUDITED)

                                                                                                      FROM
                                                                                                  SEPT 21, 1998
                              THREE MONTHS     THREE MONTHS     NINE MONTHS       NINE MONTHS       (INCEPTION)
                                 ENDED            ENDED            ENDED             ENDED              TO
                              SEPT 30, 2003    SEPT 30, 2002    SEPT 30, 2003    SEPT 30, 2002    SEPT 30, 2003
----------------------------------------------------------------------------------------------------------------

REVENUE                        $          0     $          0     $      4,280     $       197      $      4,477
----------------------------------------------------------------------------------------------------------------
EXPENSES
Selling, general
and Administrative
expenses                             64,674              215          205,550       5,653,497        11,301,751
----------------------------------------------------------------------------------------------------------------
Total Operating Expenses             64,674              215          205,550       5,653,497        11,301,751
----------------------------------------------------------------------------------------------------------------

NET LOSS BEFORE UNDERNOTED
ITEM                                (64,674)            (215)        (201,270)     (5,653,300)      (11,297,274)

GAIN ON SETTLEMENT OF DEBT                0                0                0               0           300,000
----------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) FROM
OPERATIONS                     $    (64,674)    $       (215)    $   (201,270)    $(5,653,300)      (10,997,274)
----------------------------------------------------------------------------------------------------------------

Weighted average number of
  shares outstanding             40,366,267       94,418,353       40,366,267      86,816,920
                                --------------------------------------------------------------

Net income (loss) per share    $      (0.00)    $      (0.00)    $      (0.00)    $     (0.07)

                                            Page Five

MULTI-TECH INTERNATIONAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
INTERIM STATEMENT OF CASH FLOWS
(UNAUDITED)

                                                                     FROM
                                                                SEPT 21, 1998
                                 NINE MONTHS     NINE MONTHS     (INCEPTION)
                                    ENDED          ENDED              TO
                                SEPT 30, 3003   SEPT 30, 3002   SEPT 30, 2003
------------------------------------------------------------------------------
CASH FLOW FROM OPERATING
ACTIVITIES
Net Income (Loss)               $ (201,270)     $  (186,559)    $ (10,997,274)
------------------------------------------------------------------------------
Adjustments to reconcile net
  income (loss) to net cash in
  operating activities:
  Services received for Common
  Shares                               3,350        176,330         9,744,629
  Depreciation and
  Amortization                         4,586            621             8,411
Change in assets and liabilities
  (Increase) Decrease in prepaid
  expenses                             4,825                          (50,523)
  Write-down of Fixed Assets               -          8,694                 -
  Increase in Accrued Expenses       132,432              -           132,432
  Increase in accounts payable        30,163              0            71,705
------------------------------------------------------------------------------
Cash Used In Operating
Activities                            (2,806)          (914)       (1,090,620)
------------------------------------------------------------------------------
Cash Flow From Financing
Activities
Increase in loans payable                125              -            10,951
Stock issued on account of
  purchase of assets                       -              -            30,321
Note payable on account of
  purchase of assets                  (4,528)             -         4,297,248
Issuance of common stock for
  cash                                     -              -           216,374
Donated capital                            -            546           818,871
Decrease in Loan from Director             -              -                 -
------------------------------------------------------------------------------
Cash Provided by Financing
Activities                            (4,403)           546         5,373,765
------------------------------------------------------------------------------
Cash Flow From Investing
  Activities
Purchase of fixed assets                   -              -           (49,510)
Disposal of fixed assets               7,287              -             7,287
Acquisition of marketable
  securities                               -              -           (36,100)
Acquisition of patents rights              -              -        (4,204,744)
------------------------------------------------------------------------------
Cash Used In Investing
  Activities                           7,287              -        (4,283,067)
------------------------------------------------------------------------------
Increase (Decrease) In Cash               78           (368)               78
------------------------------------------------------------------------------
Cash Balance at beginning
  of period                                -            368                 -
Net increase (decrease) in cash           78           (368)               78
                                ----------------------------------------------
Balance at end of period                  78              -                78
                                ----------------------------------------------
------------------------------------------------------------------------------


                                            Page Six

MULTI-TECH INTERNATIONAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM INCEPTION (SEPTEMBER 21, 1998) TO SEPTEMBER 30, 2003
UNAUDITED

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

                                            Page Seven

MULTI-TECH INTERNATIONAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM INCEPTION (SEPTEMBER 21, 1998) TO SEPTEMBER 30, 2003 (CONTINUED)
UNAUDITED

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

                                            Page Eight

MULTI-TECH INTERNATIONAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM INCEPTION (SEPTEMBER 21, 1998) TO SEPTEMBER 30, 2003 (CONTINUED)
UNAUDITED

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

                                            Page Nine

MULTI-TECH INTERNATIONAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM INCEPTION (SEPTEMBER 21, 1998) TO SEPTEMBER 30, 2003 (CONTINUED)
UNAUDITED

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

Net Loss for six months
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

                                            Page Ten

MULTI-TECH INTERNATIONAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM INCEPTION (SEPTEMBER 21, 1998) TO SEPTEMBER 30, 2003 (CONTINUED)
UNAUDITED

                                                                                         DEFICIT
                                                                                       ACCUMULATED
                                   COMMON                  ADDITIONAL                     DURING         TOTAL
                                   STOCK                    PAID IN        DONATED     DEVELOPMENT    STOCKHOLDERS'
                                   SHARES          AMOUNT    CAPITAL       CAPITAL        STAGE         EQUITY

July 9, 2003 - issued
   for services                     50,000            50            50                                      100

July 10, 2003 - issued
   for services                    125,000           125           125                                      250

August 10, 2003 - issued
   for services                    125,000           125           125                                      250

September 10, 2003 - issued
   for services                    125,000           125           125                                      250

Net Loss for three months ended
   September 30, 2003                                                                     (64,674)      (64,674)

Balances as at                -----------------------------------------------------------------------------------
   September 30, 2003           42,582,934    $   42,583    $9,949,441    $  818,871 $(10,997,274)   $ (186,379)
                               -----------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                                            Page Eleven

MULTI-TECH INTERNATIONAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2003
(UNAUDITED)

1.     ORGANIZATION AND BASIS OF PRESENTATION

       Nature of Business

       Multi-Tech International, Corp. (the "Company") was incorporated on September 21, 1998 under the laws of the State of Nevada. The Company was originally incorporated under the name of Oleramma Inc. On April 28, 1999, the Company changed its name to BuckTV,Com, Inc. on the basis that the Company would market consumer products through an Interactive Web site. The Company's primary business operations are to engage in any lawful activity. The Company again changed its name in November 2002 to Multi-Tech International, Corp to more accurately describe the direction in which the Company has taken which is more accurately described below reflecting the acquisition made on November 15, 2002 as set out in Note 7 below. The Company trades on OTCBB as MLTI.

       On November 13, 2003 the Company agreed to mutually void the transaction of November 15, 2002, whereby the Company acquired all the assets of AlphaCom, Inc., setting a new strategic direction for the Company. The Company's principal business was in the field of spectrum technologies for communications.

       The Company is focused on acquiring profitable businesses so that it can move forward positively.

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

                                       Page Twelve

MULTI-TECH INTERNATIONAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2003
(UNAUDITED)

2.     SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

       Cash and Cash Equivalents

       The Company considers all highly liquid debt instruments and investments, purchased with an original maturity date of three months or less, to be cash equivalents.

       Fixed Assets

       All fixed assets are recorded at their acquisition price. Since these assets were acquired on November 15, 2002, management has determined that these assets were put to use on January 1, 2003 and the Company uses straight line depreciation on these assets over their estimated useful life. However, in view of the voiding of the contract to acquire, none of the acquired assets are owned by MLTI as of November 13, 2003.

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

       Fair Value of Financial Instruments

       The carrying amount of cash, marketable securities, prepaid expenses and sundry assets, accounts payable, loans payable, and notes payable are considered to be representative of their respective fair values because of the short-term nature of these financial instruments

2.     SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       Recently Issued Accounting Standards

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

MULTI-TECH INTERNATIONAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2003
(UNAUDITED)

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

       On April 30, 2003 the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. The amendments set forth in Statement 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in Statement 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is effective for contracts entered into or modified after June 30, 2003.

                                       Page Fourteen

MULTI-TECH INTERNATIONAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2003
(UNAUDITED)

2.     SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       Recently Issued Accounting Standards (continued)

       On May 15, 2003 the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". The Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. In addition to its requirements for the classification and measurement of financial instruments in its scope, Statement 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. Most of the guidance in Statement 150 is effective for all financial instruments entered into or modified after May 31, 2003.

       The company believes that none of the recently issued accounting standards will have a material impact on the financial statements.

3.     MARKETABLE SECURITIES

       Management determines the appropriate classification of investments in debt and equity securities at the time of purchase and re-evaluates such designation as of each subsequent balance sheet date. Securities for which the Company has the ability and intent to hold to maturity are classified as "held to maturity". Securities classified as "trading securities" are recorded at fair value. Gains and losses on trading securities, realized and unrealized, are included in earnings and are calculated using the specific identification method. Any other securities are classified as "available for sale." At September 30, 2003 all securities were classified as trading securities.

       As part of the purchase price of the assets of Alphacom, Inc as more particularly described in Note 7 the Company received 277,698 shares of American Millenium Corporation trading on OTCBB under the symbol of AMCI.OB. This Company has approximately 45 million shares outstanding to date. The current market value of the stock is $0.16 per share or $44,432. However, as a result of the voiding of the Asset Purchase Agreement effective November 13, 2003, the asset was returned to AlphaCom, Inc. and it is no longer owned by MLTI.

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

                                       Page Fifteen

MULTI-TECH INTERNATIONAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2003
(UNAUDITED)

4.     CAPITAL STOCK TRANSACTIONS (CONTINUED)

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

                                       Page Sixteen

MULTI-TECH INTERNATIONAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2003
(UNAUDITED)

4.     CAPITAL STOCK TRANSACTIONS (CONTINUED)

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

                                       Page Seventeen

MULTI-TECH INTERNATIONAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2003
(UNAUDITED)

4.     CAPITAL STOCK TRANSACTIONS (CONTINUED)

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

       On July 10, 2003 the Company issued 125, 000 shares of its $0.001 par value stock pursuant to the June 2, 2003 registration statement.

       On August 10, 2003 the Company issued 125, 000 shares of its $0.001 par value stock pursuant to the June 2, 2003 registration statement.

       On September 10, 2003 the Company issued 125, 000 shares of its $0.001 par value stock pursuant to the June 2, 2003 registration statement.

5.     INCOME TAXES

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

       Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

       Deferred tax assets
          Net operating loss carry forwards               $10,997,274
          Valuation allowance for deferred tax assets     (10,997,274)
                                                          ------------
          Net deferred tax assets                         $         -
                                                          ------------
                                                          ------------

       Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of September 30, 2003, the Company had net operating loss carry forwards of approximately $10,997,274 for federal and state income tax purposes. These carry forwards, if

                                   Page Eighteen

MULTI-TECH INTERNATIONAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2003
(UNAUDITED)

5.     INCOME TAXES (CONTINUED)

       not utilized to offset taxable income begin to expire in 2013. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.


6.     COMMITMENTS

       All information in this category is superceed by the November 13, 2003 voiding of the Asset Purchase Agreement with AlphaCom, Inc., which was executed on November 14, 2002

       Contracts

       On the purchase of assets from Alphacom, Inc. as set out in 7 the Company has the following licenses and/or joint venture agreements in place. These Assets were returned to AlphaCom, Inc., as a result of the mutual voiding of the agreement on November 13, 2003.

       UNT, INC.

       The Company has entered into a licensing agreement with UNT, Inc., a Pennsylvania company on July 29, 2002 which supercedes the original agreement entered into by Alphacom, Inc. in March 1999. The new agreement covers the territories of Israel and the Ukraine and calls for UNT, Inc. to remit to Alphacom 50% of any sublicense fees and to receive an ongoing royalty of $ 2.00 per Subscriber per month whether such Subscriber is being billed for services or not. This agreement expires in July 2012. This asset was returned to AlphaCom, Inc., as a result of the mutual voiding of the agreement on November 13, 2003.

       E:GO SYSTEMS.COM PLC

       On March 6, 2000, Alphacom, Inc. entered into an exclusive license arrangement with E:Go Systems.com PLC which covers most of the European Union Countries. The initial license fee was $ 500,000 cash and $ 500,000 of equivalent value in the shares of E:Go. The Company is to receive an ongoing royalty of $2.00 per Subscriber per month whether such Subscriber is being billed for services or not. Additional license fees will be payable totaling 50% of such license fees payable by sublicensees introduced by E:Go, or 70% if such sublicensees are introduced by the Company. This asset was returned to AlphaCom, Inc., as a result of the mutual voiding of the agreement on November 13, 2003.

       ITM

       There is also an existing Joint Venture Master License agreement with ITM Group which covers the countries of Asia, Eastern
       Europe and South America. ITM and Alphacom have established a joint venture under the name of Alphacom International, Ltd. of which Alphacom owns 5%. The Joint Venture has agreed to pay to Alphacom 50% of any sublicensing fees earned up until such payments equal $37,500,000 and in addition Alphacom shall receive an ongoing royalty of $2.00 per Subscriber per month whether such Subscriber is being billed for services or not. This asset was returned to AlphaCom, Inc., as a result of the mutual voiding of the agreement on November 13, 2003.

                                    Page Nineteen

MULTI-TECH INTERNATIONAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2003
(UNAUDITED)

7.     ACQUISITION OF ASSETS OF ALPHACOM, INC.

       All information in this category is superceed by the November 13, 2003 voiding of the Asset Purchase Agreement with AlphaCom, Inc., which was executed on November 14, 2002

       On November 14, 2002, the Company acquired the assets in a non-cash transaction of AlphaCom, Inc. a Nevada Corporation. The assets generally consist of physical and intellectual property. The value of the assets is approximately 4.4 million dollars, based on the results of an examination of the seller's audited and unaudited financial statements. The Company believes that this valuation is the current fair market value of the assets. The Company acquired the assets in exchange for 30,320,552 shares of its common stock and a promissory note in the amount of $4,319,000. For the purposes of this transaction the stock of the Company was valued at $0.002/share, the company's average market share price for the past week. The purchase price may be adjusted downward regarding the issuance common stock to the seller if the Company does not secure equity funding and/or licensed revenue in the amount of $10,000,000 during the next twelve months. The adjustment would be based on a percentage of the amount actually raised to the total agreed upon of $10,000,000. There is no material relationship between AlphaCom, Inc., and the registrant or any of its affiliates, any director or officer of the registrant, or any associate of any such director or officer. The shares used to accomplish the acquisition were derived from the Company treasury and are deemed to be restricted, illiquid shares pursuant to Rule 144 of Regulation D of the Securities Act.

       This contract was mutually voided on November 13, 2003.

8.     GOING CONCERN

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

9.     SUBSEQUENT TO SEPTEMBER 30, 2003

       On November 11, 2003 the Company issued 100,000 shares of its $.001 par value stock in exchange for services valued at $200.

       On November 14, 2003 the Company issued 1,000,000 shares of its $0.001 par value stock in exchange for services valued at $2,000.

       On November 14, 2003 the company issued 100,000 shares of its $0.001 par value stock as a loan incentive to a $15,440.16, 10% annual interest rate loan.

       On November 14, 2003 the company cancelled 30,320,552 shares held in escrow pursuant to an Asset Purchase Agreement dated November 14, 2002. The agreement was voided by mutual consent of the parties.

       On November 14, 2003 the Company issued 4,604,538 shares of its $0.001 par value common stock to settle debts totaling $23,022.69.

                                     Page Twenty

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Caution

     Certain statements in this Quarterly Report on Form 10-QSB, our audited financial statements for the fiscal year ended December 31, 2002 as filed in our amended annual report on Form 10-KSB/A, as well as statements made by us in periodic press releases, oral statements made by our officials to analysts and shareholders in the course of presentations about ourselves, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of us to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements. Such factors include, among other things, (1) general economic and business conditions; (2) interest rate changes; (3) the relative stability of the debt and equity markets; (4) competition; (5) the availability and cost of our products; (6) demographic changes;
(7) government regulations particularly those related to automatic vehicle location industry; (8) required accounting changes; (9) equipment failures, power outages, or other events that may interrupt Internet communications; (10) disputes or claims regarding our proprietary rights to our software and intellectual property; and (11) other factors over which we have little or no control.

Background and Organization

     Multi-Tech International, Corp., a developmental stage company, hereinafter referred to as "the Company", "we" or "us", was originally organized by the filing of Articles of Incorporation with the Secretary of State of the State of Nevada on September 21, 1998 under the name Oleramma, Inc. The Articles of Incorporation authorized the issuance of one hundred one hundred five million (105,000,000) shares, consisting of one hundred million (100,000,000) shares of Common Stock at par value of $0.001 per share and five million (5,000,000) shares of Preferred Stock at par value of $0.001. As of September 30, 2003, we had 42,582,934 shares of Common Stock outstanding, no Preferred Stock issued or outstanding, options to purchase 50,000 shares of Common Stock at $1.00 per share and options to purchase 50,000 shares of Common Stock at $1.50 per share.

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

     On November 15, 2002, pursuant to an Asset Purchase Agreement (the "Agreement") we acquired all the assets of AlphaCom, Inc. ("Alphacom"), setting a new strategic direction for the Company, and changed the name of the Company to Multi-Tech International, Inc. ("Multi-Tech" OTCBB:MLTI) and new management joined the Company. On November 13, 2003 it was mutually agreed to void this agreement. In connection with this the Company is now actively pursuing profitable companies to acquire, merge or otherwise enter into a business combination.


                                       Page Twenty One

Asset Purchase Agreement

     Pursuant to the Agreement we issued a total of 30,320,552 shares of our Common Stock (the "Shares") and a promissory note in the amount of $4,319,000 payable to Alphacom representing 74.1 percent of our outstanding shares of Common Stock in exchange for all of the assets of Alphacom including all business and technologic developments and licensing and marketing rights to such assets. The Shares are being held in escrow for 12 months pursuant to the terms of the Agreement, and are subject to downward adjustment based upon financial contingencies set forth in the Agreement.
The acquisition has been accounted for under purchase method accounting.
As a condition to the closing we effected a 1-for-14.525 reverse split of our Common Stock in November 2002. This Agreement was voided by both parties on November 13, 2003 and the note was cancelled and the issuance of the shares was also cancelled.

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

     The Company has not achieved revenues or profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of growth in the Company's revenues from licensing of its technology. As of September 30, 2003,the Company had an accumulated deficit of Ten
Million Nine Hundred and Ninety-Seven Thousand Two Hundred and Seventy-
Four ($10,997,274) dollars. The Company expects that its operating expenses will increase significantly during the next several months, especially in the areas of business development and sales and marketing. Thus, the Company will need to generate increased revenues to achieve profitability. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

                                  Page Twenty Two

LIQUIDITY AND CAPITAL RESOURCES

     The Company's capital requirements have historically consisted of funding operations and capital expenditures through the sale of common stock and the exchange of common stock for services. The Company has no significant revenue from operations.

     Net cash used in operating activities for the six months ended September 30, 2003 was ($2,806) compared with cash provided from operating activities for the year ended December 31, 2002 of $234,623 which included a gain on settlement of debt of $300,000.

     The Company's working capital deficiency is currently $4,425,635 compared with $4,239,588 at the year end. The greatest portion of the deficiency relates to a note payable in connection with the asset purchase, which may be reduced if certain conditions relating to the asset purchase as described above. This note was cancelled on November 13, 2003, as a result of the mutually voiding of the agreement that generated the note.

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

RESIGNATION OF OFFICERS AND DIRECTORS
     David Boon resigned as Chief Operating Officer on March 30, 2003.
     Steven Coutoumanos resigned as Chief Executive Officer on June 9,
       2003 and as a member of the Board of Directors on June 25, 2003.
     Mark P. Wing resigned as a member of the Board of Directors on June 25,
       2003.
     Reverend Richard Rasch resigned as a member of the Board of Directors on
       June 25, 2003.
     John J. Craciun, III resigned as President and member of the Board of Directors on June 30, 2003.

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

                                   Page Twenty Three

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

     Not Applicable.

ITEM 5.  Other Information

     Not Applicable.

ITEM 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         31.1 Certification pursuant to Section 302 of the Sarbanes -Oxley Act of 2002 (18 U.S.C. SECTION 1350)

         32.1 Certification by David F. Hostelley, Interim President, & Principal Financial Officer pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:  November 20, 2003              Multi-Tech International, Corp.

                                     By:  /s/ David F. Hostelley
                                          -----------------------
                                          David F. Hostelley
                                          Interim President


Date:  November 20, 2003              By:  /s/ Dr. David F. Hostelley
                                          -----------------------
                                          Dr. David F. Hostelley
                                          Principal Financial Officer

                                  Page Twenty Four