Form 10QSB/A
period 2003-09-30
MULTI TECH INTERNATIONAL CORP
filed 2004-01-16
CIK 1083743

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C. 20549



                                FORM 10-QSB/A

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

                                            Page Five

MULTI-TECH INTERNATIONAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
INTERIM STATEMENT OF CASH FLOWS
(UNAUDITED)

                                                                     FROM
                                                                SEPT 21, 1998
                                 NINE MONTHS     NINE MONTHS     (INCEPTION)
                                    ENDED          ENDED              TO
                                SEPT 30, 3003   SEPT 30, 3002   SEPT 30, 2003
------------------------------------------------------------------------------
CASH FLOW FROM OPERATING
ACTIVITIES
Net Income (Loss)               $ (201,270)     $  (186,559)    $ (10,997,274)
------------------------------------------------------------------------------
Adjustments to reconcile net
  income (loss) to net cash in
  operating activities:
  Services received for Common
  Shares                               3,350        176,330         9,744,629
  Depreciation and
  Amortization                         4,586            621             8,411
Change in assets and liabilities
  (Increase) Decrease in prepaid
  expenses                             4,825                          (50,523)
  Write-down of Fixed Assets               -          8,694                 -
  Increase in Accrued Expenses       132,432              -           132,432
  Increase in accounts payable     53,271          0            71,705
------------------------------------------------------------------------------
Cash Used In Operating
Activities                            (2,806)          (914)       (1,090,620)
------------------------------------------------------------------------------
Cash Flow From Financing
Activities
Increase in loans payable                125              -            10,951
Stock issued on account of
  purchase of assets                       -              -            30,321
Note payable on account of
  purchase of assets                  (4,528)             -         4,297,248
Issuance of common stock for
  cash                                     -              -           216,374
Donated capital                            -            546           818,871
Decrease in Loan from Director             -              -                 -
------------------------------------------------------------------------------
Cash Provided by Financing
Activities                            (4,403)           546         5,373,765
------------------------------------------------------------------------------
Cash Flow From Investing
  Activities
Purchase of fixed assets                   -              -           (49,510)
Disposal of fixed assets               7,287              -             7,287
Acquisition of marketable
  securities                               -              -           (36,100)
Acquisition of patents rights              -              -        (4,204,744)
------------------------------------------------------------------------------
Cash Used In Investing
  Activities                           7,287              -        (4,283,067)
------------------------------------------------------------------------------
Increase (Decrease) In Cash               78           (368)               78
------------------------------------------------------------------------------
Cash Balance at beginning
  of period                                -            368                 -
Net increase (decrease) in cash           78           (368)               78
                                ----------------------------------------------
Balance at end of period                  78              -                78
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

Date:  January 12, 2004              Multi-Tech International, Corp.

                                     By:  /s/ David F. Hostelley
                                          -----------------------
                                          David F. Hostelley
                                          Interim President


Date:  January 12, 2004              By:  /s/ Dr. David F. Hostelley
                                          -----------------------
                                          Dr. David F. Hostelley
                                          Principal Financial Officer

                                  Page Twenty Four