Form 10KSB
period 2003-12-31
MULTI TECH INTERNATIONAL CORP
filed 2004-04-14
CIK 1083743

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-KSB

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
                      SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended December 31, 2003

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ___________ to ___________

                          Commission file number: 0-25909

                      Multi-Tech International, Corp.
             (Name of small business issuer in its charter)

              Nevada                               86-0931332
   (State or other jurisdiction of               (IRS Employer
   incorporation  or  organization)           Identification No.)


          9974 Huntington Park Drive
              Strongsville, OH                      44136-2516
     (Address of principal executive offices)       (Zip Code)

                              440-759-7470
                       (Issuer's telephone number)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $ 696,000 as of March 31, 2004.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 20,000,000 as of March 31, 2004

Transitional Small Business Disclosure Format (Check one):  Yes; No  X

                             TABLE OF CONTENTS

                                                                     PAGE
PART I

Item 1.  Description of Business.....................................   4
Item 2.  Description of Property.....................................   6
Item 3.  Legal Proceedings...........................................   6
Item 4.  Submission of Matters to a Vote of Security Holders.........   6


PART II

Item 5.  Market for Common Equity and Related Stockholder Matters....   6
Item 6.  Management's Discussion and Analysis or Plan of Operation...   8
Item 7.  Financial Statements   .....................................   9
Item 8.  Changes In and Disagreements With Accountants on
         Accounting and Financial Disclosure.........................  29
Item 8A Controls and Procedures......................................  29


PART III

Item 9.  Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the Exchange Act..  29
Item 10. Executive Compensation......................................  30
Item 11. Security Ownership of Certain Beneficial Owners and
         Management..................................................  30
Item 12. Certain Relationships and Related Transactions..............  31
Item 13. Exhibits and Reports on Form 8-K............................  31
Item 14  Principal Accountant Fees and Services......................  31
SIGNATURES...........................................................  31

                                    Page Two

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


                                    Page Three

                                      PART I

ITEM 1.  DESCRIPTION OF BUSINESS.


Background and Organization

Multi-Tech International, Corp., a developmental stage company, hereinafter referred to as "the Company", "we' or "us", was originally organized by the filing of Articles of Incorporation with the Secretary of State of the State of Nevada on September 21, 1998 under the name Oleramma, Inc. The Articles of Incorporation authorized the issuance of one hundred fifty million (105,000,000) shares, consisting of one hundred million (100,000,000) shares of Common Stock at par value of $0.001 per share and five million (5,000,000) shares of Preferred Stock at par value of $0.001. As of December 31, 2003, we had 16,851,920 shares of Common Stock outstanding, no Preferred Stock issued or outstanding, options to purchase 50,000 shares of Common Stock at $1.00 per share and options to purchase 50,000 shares of Common Stock at $1.50 per share.

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

On November 15, 2002, pursuant to an Asset Purchase Agreement (the "Agreement") we acquired all the assets of AlphaCom, Inc. ("Alphacom"), setting a new strategic direction for the Company, and changed the name of the Company to Multi-Tech International, Inc. ("Multi-Tech" OTCBB:MLTI) and new management joined the Company. On November 13, 2003 it was mutually agreed to void this agreement. In connection with this the Company is now actively pursuing companies to acquire, merge or otherwise enter into a business combination.

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

                                    Page Four

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

At present, the Company is utilizing the resources of its major shareholders and directors to fund operations. Nominal funds have been received from sales to date of $ 4,280 and from the sale of some of the Company's equipment totaling $7,287 and will not increase significantly over the next twelve months.

The Company has not achieved revenues or profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. As of December 31, 2003, the Company had an accumulated deficit of Eleven million one hundred and twelve thousand three hundred and eleven ($11,112,311) dollars. The Company expects that its operating expenses will increase significantly during the next several months, especially in the areas of business development and sales and marketing. The Company is seeking a merger candidate and as such will have no revenues until a suitable business is found. Even if the Company is able to merge with a suitable business there is no guarantee that it will be profitable and/or generate sufficient cash flows.

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

CURRENT BOARD OF DIRECTORS AND OFFICERS
     Dr. David F. Hostelley, CPA   Board of Directors   Interim President,
                                                        Secretary/Treasurer,
                                                        and CFO.

     Dr. Dennis Byrne              Board of Directors   Assistant Secretary

     The Board of Directors is actively seeking other Board members and a President with a business development background.

                                    Page Five

ITEM 2.  DESCRIPTION OF PROPERTY.

Office space is provided without charge by the CEO. The company does not own or rent any property.



ITEM 3. Legal Proceedings

There are no current legal proceedings in connection with the Company.

ITEM 4: Submission of Matters to a Vote of Security Holders

       No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2003.


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


       Fiscal 2002                          High              Low

       Quarter Ended March 31, 200          .14               .04

       Quarter Ended June 30, 2002          .09               .01
       Quarter Ended September 30, 2002     .03               .01
       Quarter ended December 31, 2002      .025              .001

       Fiscal 2003                          High              Low

       Quarter Ended March 31, 2003         .40               .20
       Quarter Ended June 30, 2003          .12               .05
       Quarter Ended September 30, 2003     .02               .02
       Quarter ended December 31, 2003      .015              .015


Holders

       As of March 31, 2004, there were 889 holders of record of our common stock.

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

                                    Page Six

       On November 20, 2002 we issued 30,320,552 shares of common stock to Alphacom in connection with the Asset Purchase Agreement.

       On December 12, 2002 we issued one million (1,000,000) shares of common stock.

       On December 9, 2002 we issued 3,087,000 shares of common stock.

       On December 10, 2002 issued options to purchase 50,000 shares of common stock at $1.00 per share, which expire on December 10, 2005, and options to purchase 50,000 shares of common stock at $1.50 per share3 and has until December 10, 2005.

       On January 15, 2003 we cancelled 500,000 shares of common stock in cancellation of a consulting agreement.


       On January 15, 2003 we cancelled 150,000 shares of common stock in cancellation of a consulting agreement.

       On April 8, 2003 we issued 70,000 shares of common stock for services.

       On April 8, 2003 we issued 100,000 shares of common stock for services.

       On May 20, 2003 we issue 30,000 shares of common stock for services.

       On May 20, 2003 we issued 2,000,000 shares of common stock for services.

       On May 20, 2003 we issued 200,000 shares of common stock for services.

       On May 20, 2003 we issued 100,000 shares of common stock for services.

       On June 9, 2003 we cancelled 2,000,000 shares of common stock in cancellation of a consulting agreement.

       On June 24, 2003 we issued 500,000 shares of common stock for services.

       On June 28, 2003 we issued 500,000 shares of common stock for services.

       On June 28, 2003 we issued 400,000 shares of common stock for services.

       On June 30, 2003 we issued 500,000 shares of common stock for services.

       On July 9, 2003 we issued 50,000 shares of common stock for services.

       On July 10, 2003 we issued 125,000 shares of common stock for services.

       On August 10, 2003 we issued 125,000 shares of common stock for services.

       On September 10, 2003 we issued 125,000 shares of common stock for services.

       On November 11, 2003 we issued 100,000 shares of common stock for services.

On November 13, 2003 we cancelled 30,320,552 shares of common stock in cancellation of the contract with AlphaCom, Inc. as it pertains to the asset purchase agreement.

       On November 13, 2003 we issued 4,604,534 common shares for cash of $23,023.

                                    Page Seven

       On November 13, 2003 we issued 1,000,000 shares of common stock for services.

       On November 13, 2003 we issued 150,000 shares of common stock as a loan incentive.

       On December 30, 2003 we cancelled 200,000 shares of common stock in cancellation of a consulting agreement.
       On December 30, 2003 we cancelled 65,000 shares of common stock in cancellation of an agreement.

       On December 30, 2003 we cancelled 1,000,000 shares of common stock in cancellation of a consulting agreement.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

General

       We will need to generate increased revenues to achieve profitability. To the extent that increases in operating expenses precede or are not subsequently followed by commensurate increases in revenues, or if are unable to adjust operating expense levels accordingly, our business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that we can achieve or sustain profitability or that our operating losses will not increase in the future.

       Our future success is substantially dependent upon the following:

Results of Operations

We have not generated any revenues to date. We do not expect to generate significant revenues over the next approximately to twelve (12) months. During calendar year 2003 we had net losses of $316,307 compared with net income of $87,033 during fiscal 2002.

Liquidity and Capital Resources

       The Company's capital requirements have historically consisted of funding operations and capital expenditures through the sale of common stock and the exchange of common stock for services. The Company has no significant revenue from operations.

       Net cash provided from operating activities for the twelve months ended December 31, 2003 was $ 7,184 compared with cash provided from operating activities for the year ended December 31, 2002 of $234,623 which included a gain on settlement of debt of $ 300,000.

       The Company's working capital deficiency is currently $ 300,762 for the year ended December 31, 2003 compared with $4,239,588 for 2002. The greatest portion of the deficiency for 2002 relates to a note payable in connection with the asset purchase, which may be reduced if certain conditions relating to the asset purchase as described above. This note was cancelled on November 13, 2003 as a result of the mutually voiding of the agreement that generated the note.


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

                                    Page Eight

       We have limited financial resources available, which has an adverse impact on our liquidity, activities and operations. These limitations have adversely affected our ability to obtain certain projects and pursue additional business. There is no assurance that the proceeds that we will be able to raise will be sufficient funding to enhance our financial resources sufficiently to generate profits.


ITEM 7.  FINANCIAL STATEMENTS.


                          MULTI-TECH INTERNATIONAL, CORP.
                           (A DEVELOPMENT STATE COMPANY)

                                FINANCIAL STATEMENTS

                           December 31, 2003 and December 31, 2002


                                   TABLE OF CONTENTS

INDEPENDENT AUDITORS REPORT                                            F- 1

BALANCE SHEET - ASSETS                                                 F- 2

BALANCE SHEET - LIABILITIES AND SHAREHOLDER'S EQUITY                   F- 3

STATEMENT OF OPERATIONS                                                F- 4

STATEMENT OF CASH FLOWS                                                F- 5


STATEMENT OF CHANGES OF STOCKHOLDERS' EQUITY                           F- 6-10


NOTES TO FINANCIAL STATEMENTS                                          F-11-19

                                    Page Nine

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
Multi Tech International Corp.


     We have audited the accompanying balance sheets of Multi Tech International Corp. (A Development Stage Company) as of December 31, 2003 and 2002, and the related statement of operations, cash flows, and changes in stockholders' equity for the years then ended and for the period September 21, 1998 (inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of. Multi Tech International Corp, at December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended and for the period, September 21, 1998 (inception) to December 31, 2003 in conformity with accounting principles generally accepted in the United States.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company's recurring losses from operations raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty


Michael Johnson & Co., LLC
Denver, Colorado
April 12 , 2004

                                          Page Ten

                          MULTI-TECH INTERNATIONAL, CORP.
                           (A DEVELOPMENT STATE COMPANY)

                                 BALANCE SHEET

                                     DECEMBER 31,          DECEMBER 31,
                                        2003                   2002
                                    --------------------------------------
          ASSETS

CURRENT
Cash                                $         19             $          0
Marketable securities                          0                   36,100
Prepaid assets and sundry assets              23                   55,348
                                    --------------------------------------
Total Current Assets                          42                   91,448
                                    --------------------------------------

FIXED  (NET OF ACCUMULATED
DEPRECIATION)
Equipment                                      0                   33,479
Office furniture                               0                    5,619
Leasehold improvements                         0                    5,959
Vehicle                                        0                    1,328
                                    --------------------------------------
TOTAL FIXED ASSETS                             0                   46,385
                                    --------------------------------------

OTHER
Patents rights                                 0                4,204,744
                                    --------------------------------------
Total Other Assets                             0                4,204,744
                                    --------------------------------------
TOTAL ASSETS                        $         42             $  4,342,577
                                    --------------------------------------
                                    --------------------------------------


  The accompanying notes are an integral part of these financial statements.

                                          Page Eleven

                          MULTI-TECH INTERNATIONAL, CORP.
                           (A DEVELOPMENT STATE COMPANY)

                                 BALANCE SHEET

                                     DECEMBER 31,          DECEMBER 31,
                                        2003                  2002
                                    --------------------------------------

          LIABILITIES

CURRENT
Accounts payable                    $      124,559         $       18,434
Accrued Wages                              150,000                      0
Loans payable                               26,226                 10,826
Note payable                                     0              4,301,776
                                    --------------------------------------
total Current Liabilities                  300,785              4,331,036
                                    --------------------------------------

STOCKHOLDERS' EQUITY

Preferred stock, authorized 5,000,000
shares par value $0.001
-issued and outstanding - none                -                       -

Common stock, authorized 100,000,000
shares, par value $0.001
issued and outstanding  16,851,920
 (2002 - 40,907,934)                        16,852                 40,908


Additional Paid in Capital               9,975,845              9,947,766
Donated Capital                            818,871                818,871

Deficit accumulated
during development stage               (11,112,311)           (10,796,004)
                                    --------------------------------------

Total Stockholders' Equity                (300,743)                11,541
                                    --------------------------------------
Total Liabilities and
Stockholders' Equity                  $         42           $  4,342,577
                                    --------------------------------------
                                    --------------------------------------

  The accompanying notes are an integral part of these financial statements.

                                          Page Twelve

                          MULTI-TECH INTERNATIONAL, CORP.
                           (A DEVELOPMENT STATE COMPANY)
                              STATEMENT OF OPERATIONS

                                                                     FROM
                                                                SEPT 21, 1998
                                 YEAR ENDED      YEAR ENDED      (INCEPTION)
                                  DECEMBER        DECEMBER         DECEMBER
                                  31, 2003        31, 2002         31, 2003
------------------------------------------------------------------------------
REVENUE                         $        0      $       197     $         197
------------------------------------------------------------------------------

EXPENSES
Selling, general
and administrative expenses
                                   315,586          213,164        11,411,787
------------------------------------------------------------------------------
Total Operating Expenses           315,586          213,164        11,411,787
------------------------------------------------------------------------------

NET LOSS BEFORE UNDERNOTED ITEM   (315,586)        (212,967)      (11,411,590)

GAIN ON SETTLEMENT OF DEBT                          300,000           300,000

LOSS ON DISPOSAL OF ASSETS            (721)               0              (721)
------------------------------------------------------------------------------

NET INCOME (LOSS) FROM
OPERATIONS                      $ (316,307)     $    87,033     $ (11,112,311)
------------------------------------------------------------------------------
------------------------------------------------------------------------------
Weighted average number of
shares outstanding              11,666,882       10,565,237        16,851,920

Net income (loss) per share     $  (0.03)       $   0.01        $     (0.66)

  The accompanying notes are an integral part of these financial statements.

                                          Page Thirteen

                          MULTI-TECH INTERNATIONAL, CORP.
                           (A DEVELOPMENT STATE COMPANY)
                              STATEMENT OF CASH FLOWS

                                                                     FROM
                                                                SEPT 21, 1998
                                 YEAR ENDED      YEAR ENDED      (INCEPTION)
                                  DECEMBER        DECEMBER         DECEMBER
                                  31, 2003        31, 2002         31, 2003
------------------------------------------------------------------------------
CASH FLOW FROM OPERATING
ACTIVITIES
Net Income (Loss)               $ (316,307)     $    87,033     $ (11,112,311)
------------------------------------------------------------------------------
Adjustments to reconcile net
  income (loss) to net cash in
  operating activities:

  Stock issued for services         11,320            8,174         9,752,599

  Depreciation and
  Amortization                           0                0             3,825

  Loss on disposal of
fixed assets                           721                0               721


Change in assets and liabilities

  (Increase) Decrease in prepaid
  expenses                          55,325          120,982               (23)

  Increase in accounts payable     106,125           18,434           124,559

  Increase in Accrued Wages        150,000                0           150,000
------------------------------------------------------------------------------

Cash Used In Operating
Activities                          7,184           234,623        (1,080,630)
------------------------------------------------------------------------------

Cash Flow From Financing
Activities

Increase in loans payable           15,400           10,826            26,226

Stock issued on account of
  purchase of assets   -           (30,321)          30,321                 0

Note payable on account of
  purchase of assets            (4,301,776)       4,301,776                 0

Issuance of common stock for
  cash                 -            23,023                0           239,397

Decrease in Loan to director             0         (300,000)                0

Donated capital                          0                0           818,871
------------------------------------------------------------------------------
Cash Provided by Financing
Activities                      (4,293,674)       4,042,293         1,084,494
------------------------------------------------------------------------------


Cash Flow From Investing
  Activities
Reversal (Purchase) of
fixed assets                        38,377          (37,070)          (11,133)

Disposal of fixed assets             7,287                0             7,287

Reversal (Acquisition) of
marketable securities               36,100          (36,100)                0

Reversal (Acquisition) of
patents rights                   4,204,744       (4,204,744)                0
-----------------------------------------------------------------------------

Cash Used In Investing
  Activities                     4,283,508       (4,277,917)          (3,846)
------------------------------------------------------------------------------

Increase (Decrease) In Cash     $       18      $      (368)    $          18

Cash and Cash Equivalents
   Beginning of Year            $        0      $       368     $           0
                                ----------------------------------------------
Balance at end of period        $       18      $         0     $          18
                                ----------------------------------------------
------------------------------------------------------------------------------

SUPPLEMENTARY INFORMATION

Interest Paid                   $       42      $         0     $          42
Taxes paid                      $        0      $         0     $           0



  The accompanying notes are an integral part of these financial statements.

                                          Page Fourteen

                                      MULTI-TECH INTERNATIONAL, CORP.
                                    (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FROM INCEPTION (SEPTEMBER 21, 1998) TO DECEMBER 31, 2003

                                                                                         DEFICIT
                                                                                       ACCUMULATED
                                   COMMON                  ADDITIONAL                     DURING         TOTAL
                                   STOCK                    PAID IN        DONATED     DEVELOPMENT    STOCKHOLDERS'
                                   SHARES          AMOUNT    CAPITAL       CAPITAL        STAGE         EQUITY
September 21, 1998-
   issued for cash               3,000,000    $    3,000    $    5,016    $        -   $        -    $    8,016

Net loss for year ended
   December 31, 1998                     -             -             -             -       (6,841)       (6,841)
                                ----------------------------------------------------------------------------------
Balances as at
   December 31, 1998             3,000,000         3,000         5,016             -       (6,841)        1,175
                                ----------------------------------------------------------------------------------
February 28, 1999 - issued
   from sale of public
   offering                        767,000           767        37,591             -            -        38,358

Net loss for year ended
   December 31, 1999                     -             -             -             -      (28,815)      (28,815)
                               -----------------------------------------------------------------------------------
Balances as at
   December 31, 1999             3,767,000         3,767        42,607             -      (35,656)       10,718
                               -----------------------------------------------------------------------------------
March 10, 2000 -
   issued for cash               3,000,000         3,000        27,000             -            -        30,000

March 28 2000 -
   issued for services           1,675,000         1,675     2,929,575             -            -     2,931,250

April 24, 2000 - issued for
   advertising services          1,000,000         1,000     1,199,000             -            -     1,200,000

June 5, 2000 - issued for
   services                        200,000           200       119,800             -            -       120,000

June 15, 2000 - issued for
   services                        944,220           944       376,744             -            -       377,688

July 21, 2000 - issued for
   services                        500,000           500       134,500             -            -       135,000

July 21, 2000 - issued for
   services                      2,000,000         2,000       538,000             -            -       540,000

   The accompanying notes are an integral part of these financial statements.

                                          Page Fifteen

                                      MULTI-TECH INTERNATIONAL, CORP.
                                    (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FROM INCEPTION (SEPTEMBER 21, 1998) TO DECEMBER 31, 2003


                                                                                         DEFICIT
                                                                                       ACCUMULATED
                                   COMMON                  ADDITIONAL                     DURING         TOTAL
                                   STOCK                    PAID IN        DONATED     DEVELOPMENT    STOCKHOLDERS'
                                   SHARES          AMOUNT    CAPITAL       CAPITAL        STAGE         EQUITY


July 14, 2000 - issued for
   services                        575,000           575       154,675             -            -       155,250

August 7, 2000 - issued for
   services                        660,000           660       184,140             -            -       184,800

September 13, 2000 - issued
   for services                    760,000           760       212,040             -            -       212,800

November 9, 2000 - issued
   for services                  5,000,000         5,000     1,395,000             -            -     1,400,000

December 22, 2000 - issued
   for services                  5,720,500         5,720     1,596,020             -            -     1,601,740

Shareholder donated capital              -             -             -       730,936            -       730,936

Net Loss for year ended
   December 31, 2000                     -             -             -             -   (4,391,448)   (4,391,448)
                               -----------------------------------------------------------------------------------
Balances as at
  December 31, 2000            25,801,720         25,801     8,909,101       730,936   (4,427,104)    5,238,734

March 2, 2001 - issued for
   services                     10,890,000        10,890       479,160             -            -       490,050

April 11, 2001 - issued for
   services                     22,625,000        22,625       181,000             -            -       203,625

April 11, 2001 - sold shares
   to qualified investor        12,500,000        12,500        57,500             -            -        70,000

May 15, 2001 - sold shares
   to qualified investor        12,500,000        12,500        57,500             -            -        70,000

June 1, 2001 - issued for
   services                      3,500,000         3,500       171,500             -            -       175,000

Shareholder paid expenses
   of business                           -             -             -        87,935            -        87,935

   The accompanying notes are an integral part of these financial statements.

                                          Page Sixteen

                                      MULTI-TECH INTERNATIONAL, CORP.
                                    (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FROM INCEPTION (SEPTEMBER 21, 1998) TO DECEMBER 31, 2003

                                                                                         DEFICIT
                                                                                       ACCUMULATED
                                   COMMON                  ADDITIONAL                     DURING         TOTAL
                                   STOCK                    PAID IN        DONATED     DEVELOPMENT    STOCKHOLDERS'
                                   SHARES          AMOUNT    CAPITAL       CAPITAL        STAGE         EQUITY

2001 - issued restricted
   shares                        6,601,633         6,602             -             -            -         6,602

Net Loss for year ended
  December 31, 2001                      -             -             -             -   (6,455,933)   (6,455,933)
                               -----------------------------------------------------------------------------------
Balances as at
   December 31, 2001            94,418,353        94,418     9,855,761       818,871  (10,833,037)     (113,987)

November 15, 2002 - Reverse
   Stock Split (14.525:1)      (87,917,971)      (87,918)      87,918              -            -             0
                               -----------------------------------------------------------------------------------


Balances - post stock split      6,500,382         6,500     9,943,679       818,871  (10,833,037)     (113,987)

December 9, 2002 - issued
   for asset purchase           30,320,522        30,321             -             -            -        30,321

December 9, 2002 - issued
   for services                  4,087,000         4,087         4,087             -            -         8,174

Net Income for year ended
   December 31, 2002                                                                       87,033        87,033
                               -----------------------------------------------------------------------------------
Balances as at
   December 31, 2002            40,907,934    $   40,908    $9,947,766    $  818,871 $(10,796,004)   $   11,541
                               -----------------------------------------------------------------------------------
January 15, 2003 - cancelled
   consulting services of
   GCD Investments, LLC           (500,000)         (500)         (500)            -            -        (1,000)

January 15, 2003 - cancelled
   consulting services of
   Rodney R. Schoemann            (150,000)         (150)         (150)            -            -          (300)

April 8, 2003 - issued
   for services                     70,000            70            70             -            -           140

   The accompanying notes are an integral part of these financial statements.

                                          Page Seventeen

                                      MULTI-TECH INTERNATIONAL, CORP.
                                    (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FROM INCEPTION (SEPTEMBER 21, 1998) TO DECEMBER 31, 2003

                                                                                         DEFICIT
                                                                                       ACCUMULATED
                                   COMMON                  ADDITIONAL                     DURING         TOTAL
                                   STOCK                    PAID IN        DONATED     DEVELOPMENT    STOCKHOLDERS'
                                   SHARES          AMOUNT    CAPITAL       CAPITAL        STAGE         EQUITY

April 8, 2003 - issued
   for services                    100,000           100           100             -            -           200

May 20, 2003 - issued
   for services                     30,000            30            30             -            -            60

May 20, 2003 - issued
   for services                  2,000,000         2,000         2,000             -            -         4,000

May 20, 2003 - issued
   for services                    200,000           200           200             -            -           400

May 20, 2003 - issued
   for services                    100,000           100           100             -            -           200

June 9, 2003 - issued
   for services                 (2,000,000)       (2,000)       (2,000)            -            -        (4,000)

June 24, 2003 - issued
   for services                    500,000           500           500             -            -         1,000

June 28, 2003 - issued
   for services                    400,000           400           400             -            -           800

June 30, 2003 - issued
   for services                    500,000           500           500             -            -         1,000



   The accompanying notes are an integral part of these financial statements.

                                          Page Eighteen

                                      MULTI-TECH INTERNATIONAL, CORP.
                                    (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FROM INCEPTION (SEPTEMBER 21, 1998) TO DECEMBER 31, 2003


                                                                                         DEFICIT
                                                                                       ACCUMULATED
                                   COMMON                  ADDITIONAL                     DURING         TOTAL
                                   STOCK                    PAID IN        DONATED     DEVELOPMENT    STOCKHOLDERS'
                                   SHARES          AMOUNT    CAPITAL       CAPITAL        STAGE         EQUITY

July 9, 2003 - issued
   for services                     50,000            50            50             -            -           100

July 10, 2003 - issued
   for services                    125,000           125           125             -            -           250

August 10, 2003 - issued
   for services                    125,000           125           125             -            -           250

September 10, 2003 - issued
   for services                    125,000           125           125             -            -           250

November 11, 2003 - issued
   for services                    100,000           100           100             -            -           200

November 13, 2003 - voided
   contract with
   AlphaCom, Inc.              (30,320,552)      (30,321)                          -            -       (30,321)

November 13, 2003 - issued
   for cash                      4,604,538         4,605        18,418             -            -        23,023

November 13, 2003 - issued
   for services                  1,000,000         1,000         9,000             -            -        10,000

November 13, 2003 - issued
   As loan incentive               150,000           150           150             -            -           300

December 30, 2003 shares
   returned by consultant         (200,000)         (200)         (200)            -            -          (400)

December 30, 2003 shares
   returned by consultant          (65,000)         (65)           (65)            -            -          (130)

December 30, 2003 shares
   returned by consultant       (1,000,000)      (1,000)        (1,000)            -            -        (2,000)

Net Loss for year ended
   December 31, 2003                     -            -              -             -     (316,307)     (316,307)

Balances as at
   December 31, 2003            16,851,920      126,852      9,975,844       818,871  (11,112,311)     (300,744)

   The accompanying notes are an integral part of these financial statements.

                                          Page Nineteen

                                      MULTI-TECH INTERNATIONAL, CORP.
                                    (A DEVELOPMENT STAGE COMPANY)
                                     NOTES TO FINANCIAL STATEMENTS
                                        AS AT DECEMBER 31, 2003

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

       Development Stage Enterprise

       The Company's activities are accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity (deficit) and cash flows disclose activity since the date of the Company's inception.



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

                                          Page Twenty

                                      MULTI-TECH INTERNATIONAL, CORP.
                                    (A DEVELOPMENT STAGE COMPANY)
                                     NOTES TO FINANCIAL STATEMENTS
                                        AS AT DECEMBER 31, 2003

2.     SIGNIFICANT ACCOUNTING POLICIES(continued)

       Fixed Assets

       All fixed assets are recorded at their acquisition price. The Company uses straight-line depreciation on these assets over their estimated useful life. However, in view of the voiding of the AlphaCom contract the Company did not own any fixed assets as of November 13, 2003.

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

                                          Page Twenty One

                                      MULTI-TECH INTERNATIONAL, CORP.
                                    (A DEVELOPMENT STAGE COMPANY)
                                     NOTES TO FINANCIAL STATEMENTS
                                        AS AT DECEMBER 31, 2003

2.     SIGNIFICANT ACCOUNTING POLICIES (continued)

       Recently Issued Accounting Standards (continued)

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

                                          Page Twenty Two

                                      MULTI-TECH INTERNATIONAL, CORP.
                                    (A DEVELOPMENT STAGE COMPANY)
                                     NOTES TO FINANCIAL STATEMENTS
                                        AS AT DECEMBER 31, 2003



3.     MARKETABLE SECURITIES

       Management determines the appropriate classification of investments in debt and equity securities at the time of purchase and re-evaluates such designation as of each subsequent balance sheet date. Securities for which the Company has the ability and intent to hold to maturity are classified as "held to maturity". Securities classified as "trading securities" are recorded at fair value. Gains and losses on trading securities, realized and unrealized, are included in earnings and are calculated using the specific identification method. Any other securities are classifie as "available for sale." At December 31, 2003 the Company had no marketable securities since these assets were returned to AlphaCom on November 13, 2003.

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

                                          Page Twenty Three

                                      MULTI-TECH INTERNATIONAL, CORP.
                                    (A DEVELOPMENT STAGE COMPANY)
                                     NOTES TO FINANCIAL STATEMENTS
                                        AS AT DECEMBER 31, 2003



4.     CAPITAL STOCK TRANSACTIONS (continued)

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

                                          Page Twenty Four

                                      MULTI-TECH INTERNATIONAL, CORP.
                                    (A DEVELOPMENT STAGE COMPANY)
                                     NOTES TO FINANCIAL STATEMENTS
                                        AS AT DECEMBER 31, 2003



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

       On November 11, 2003 the Company issued 100,000 shares of its $ 0.001 Par value stock pursuant to the June 2, 2003 for services valued at $ 200.

                                          Page Twenty Five

                                      MULTI-TECH INTERNATIONAL, CORP.
                                    (A DEVELOPMENT STAGE COMPANY)
                                     NOTES TO FINANCIAL STATEMENTS
                                        AS AT DECEMBER 31, 2003



4.     CAPITAL STOCK TRANSACTIONS (continued)

       On November 13, 2003 the Company voided the contract with AlphaCom, Inc. and as result 30,320,552 shares previously issued were returned and cancelled.

       On November 13, 2003 the Company issued 4,604,538 at a price of $ 0.005 per share in order to settle debts totaling $ 23,023.

       On November 13, 2003 the Company issued 150,000 shares of its $ 0.001 par value stock as a loan incentive to advance funds to the Company
       for        a loan of $15,440 at 10% annual interest rate.

       On December 30, 2003 the Company cancelled a total of 265,000 shares that were returned by consultants.

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

       Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

       Deferred tax assets
          Net operating loss carry forwards               $11,112,311
          Valuation allowance for deferred tax assets     (11,112,311)
                                                          ------------
          Net deferred tax assets                         $         -
                                                          ------------
                                                          ------------
       Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of December 31, 2003, the Company had net operating loss carry forwards of approximately $11,112,311 for federal and state income tax purposes. These carry forwards, if not utilized to offset taxable income begin to expire in 2013. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.



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

                                          Page Twenty Six

                                      MULTI-TECH INTERNATIONAL, CORP.
                                    (A DEVELOPMENT STAGE COMPANY)
                                     NOTES TO FINANCIAL STATEMENTS
                                        AS AT DECEMBER 31, 2003

6.     COMMITMENTS (continued)

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

                                          Page Twenty Seven

                                      MULTI-TECH INTERNATIONAL, CORP.
                                    (A DEVELOPMENT STAGE COMPANY)
                                     NOTES TO FINANCIAL STATEMENTS
                                        AS AT DECEMBER 31, 2003

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

9.     RELATED PARTY TRANSACTIONS

       The financial statements reflect remuneration of $ 150,000 paid to the Chief Executive Officer of the Company. All of the amount shown in the statement of operations is due and payable to the Officer and is reflected as such as liability in accrued wages on the balance sheet.

                                          Page Twenty Eight

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         There are no changes or disagreements with accountants during the current fiscal year.


ITEM 8A.  CONTROLS AND PROCEDURES.

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


                                       PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

       The following table sets forth our executive officers and directors:

Name                        Age                  Position(s)


Dr. David F. Hostelley       64           Board member, President,
                                            Secretary, Treasurer

Dr. Dennis Byrne             56      Board member, Assistant Secretary

Dr. David F. Hostelley, CPA, Board member, President, Secretary, Treasurer Dr. Hostelley has over 35 years experience in financial management with expertise in mergers, acquisitions, and project management. He also has taught at the university level in all areas of accounting, finance, and management.
Dr. Dennis Byrne, Board member - Dr. Byrne is President of the Economic Evaluation Group, which specializes in assisting the legal profession to evaluate the worth of businesses and technology. Formerly, he served as Professor of Economics with the University of Akron for 27 years.



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

                                          Page Twenty Nine

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

       Dr. Hostelley filed under Section 16(a) in April 2004.


ITEM 10.  EXECUTIVE COMPENSATION.

       No officer or director received compensation during the fiscal year ended December 31, 2003. We intend to pay salaries when cash flow permits. During the fiscal year ended December 31, 2003 the Company set up a liability of $ 150,000 for executive compensation payable to Mr. Hostelley and/or his assigns. The Board entered into an employment agreement with Dr. Hostelley that called for an annual compensation as well as a stock option agreement of 100,000 common shares beginning December 31, 2004 for a period of four
(4) years. By mutual agreement between Dr. Hostelley and the Company, this agreement has been assigned to a company controlled by Dr. Hostelley and the unpaid amounts are subject to a settlement. The stock option portion of the agreement was cancelled.
       We reimburse our officers and directors for reasonable expenses incurred during the course of their performance. We have not paid our outside directors fees for their services. However, we propose to pay them in the future.

Stock Option Plan

       On December 3, 2002 we filed a registration statement on Form S-8 registering the shares of Common Stock underlying the options described in the Option Plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS


       The following table sets forth certain information concerning the beneficial ownership of our outstanding common stock as of March 31,2004, by each person known by us to own beneficially more than 5% of the outstanding common stock, by each of our directors and officer and by all of our directors and officers as a group. Unless otherwise indicated below, to our knowledge all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law.

Name and Address             Amount and Nature of
of Beneficial Owner          Beneficial Ownership       Percent of Class (1)

Dr. David F. Hostelley           2,600,000 (1)               13 %

Dr. Dennis Byrne                   178,080                     .009 %


(1) These shares are held in the name Margaret Hostelley who is the wife of Dr. David F. Hostelley

Changes in Control

    There are no agreements known to management that may result in a change of control of our company.

                                          Page Thirty

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

       The following documents are included or incorporated by reference as exhibits to this report:

EXHIBIT
  NO.                          DOCUMENT DESCRIPTION

10.1 Asset Purchase Agreement dated as of November 15, 2002 by and between BUCK TV.com, Inc. and Alphacom, Inc. (1)
10.2   Legal Retention Agreement with Lawrence Hartman dated February 2003
10.3   Employment agreement with Dave Hostelley dated April 2003
10.4   Business Consulting Agreement with Rod Whiton dated April 30, 2003
10.5   Business Consulting Agreement with Dan Moldea dated May 8, 2003
10.6   Business Consulting Agreement with Red Room LLC June 2003
10.7 Termination Agreement dated as of November 13, 2003 by and between Multi-Tech International, Corp. and Alphacom, Inc.
32.1   Certification of Principal Executive Officer Pursuant to 18 U.S.C.
       Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2   Certification of Principal Financial Officer Pursuant to 18 U.S.C.
       Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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


ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)    The audit fees paid in the last two fiscal years are as follows:

       Year ended December 31, 2003            $ 6,000.00

       Year ended December 31, 2002            $ 6,750.00

       The services include review of the quarterly filings by the Company.

       There were no fees paid for assurance and related services, tax services and nor were there any other services performed by the audit firm.

             SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 14, 2004                Multi-Tech International, Corp.

                                     By:  /s/ David F. Hostelley
                                          -----------------------
                                          David F. Hostelley President

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated..

Signature                                  Title                        Date

  By:  /s/ David F. Hostelley
  -----------------------
  David F. Hostelley             President, Secretary,        April 14, 2004
                                Treasurer and Director
                               (Principal Financial and
                                    Accounting Officer

  By:  /s/Dr. Dennis Byrne             Director,              April 14, 2004
  -----------------------         Assistant Secretary
  Dr. Dennis Byrne

                                          Page Thirty One