Form 10QSB
period 2004-03-31
MULTI TECH INTERNATIONAL CORP
filed 2004-04-22
CIK 1083743

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C. 20549



                                FORM 10-QSB

     [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended March 31, 2004
     [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, $0.001 par value per share, 20,000,000 outstanding as of April 20, 2004

Preferred Non-Voting Stock, $0.001 par value per share, none outstanding as of April 20, 2004

Transactional Small Business Disclosure Format

                                          Yes [   ]      No [ X ]

                           Multi-Tech International, Corp.
                                TABLE OF CONTENTS
Item 1.   Financial Statements
          Balance Sheet (unaudited)............................   3- 4
          Statement of Operations (unaudited)..................      5
          Statement of Cash Flows (unaudited)..................      6
          Notes to Financial Statements........................  12-14

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................  14-16

Item 3.  Controls and Procedures...............................     16

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................     17
17
Item 2.   Changes in Securities ...............................     17

Item 3.   Defaults upon Senior Securities......................     17

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................     17

Item 5.   Other Information....................................     17

Item 6.   Exhibits and Reports on Form 8-K.....................     17

Signatures.....................................................     17

                                      Page Two

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

The unaudited financial statements of registrant for the three months ended September 30, 2003, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.


MULTI-TECH INTERNATIONAL, CORP.
(DEVELOPMENT STAGE COMPANY)
INTERIM BALANCE SHEET
AS AT MARCH 31, 2004

                                       March 31,              DECEMBER 31,
                                         2004                    2003
                                     (UNAUDITED)              (AUDITED)
                                    --------------------------------------
          ASSETS

CURRENT
Cash                                $        313             $         19
Prepaid assets and sundry assets              23                       23
                                    --------------------------------------
Total Current Assets                         336                       42
                                    --------------------------------------
FIXED
Equipment                                      -                        -
Office furniture                               -                        -
Leasehold improvements                         -                        -
Vehicle                                        -                        -
                                    --------------------------------------
TOTAL FIXED ASSETS                             -                        -
                                    --------------------------------------
OTHER
Patents rights                                 -                        -
                                    --------------------------------------
Total Other Assets                             -                        -
                                    --------------------------------------
TOTAL ASSETS                        $        336             $         42
                                    --------------------------------------
                                    --------------------------------------


  The accompanying notes are an integral part of these financial statements.

                                    Page Three

MULTI-TECH INTERNATIONAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
INTERIM BALANCE SHEET
AS AT MARCH 31, 2004

                                     March 31,              DECEMBER 31,
                                         2004                   2003
                                     (UNAUDITED)             (AUDITED)
                                    --------------------------------------

          LIABILITIES

CURRENT
Accounts payable                    $      122 023         $      124,559
Loans payable                               10,951                 10,951
Accrued Payroll                            187,500                150,000
Notes payable                               31,390                 15,275
                                    --------------------------------------
Total Current Liabilities                  351,864                300,785
                                    --------------------------------------

STOCKHOLDERS' EQUITY

Preferred stock, authorized 5,000,000
shares par value $0.001
-issued and outstanding - none                -                       -

Common stock, authorized 100,000,000
shares, par value $0.001
issued and outstanding - 20,000,000
 (Dec 31, 2003 - 16,851,920)                20,000                 16,852


Additional Paid in Capital               9,978,992              9,975,845

Donated Capital                            818,871                818,871

Deficit accumulated
during development stage               (11,169,391)           (11,112,311)
                                    --------------------------------------

Total Stockholders' Equity                (351,528)              (300,743)
                                    --------------------------------------
Total Liabilities and
Stockholders' Equity                  $        336           $         42
                                    --------------------------------------
                                    --------------------------------------

  The accompanying notes are an integral part of these financial statements.

                                            Page Four

MULTI-TECH INTERNATIONAL, CORP.
(DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
(UNAUDITED)

                                                                   FROM
                                                               SEPT 21, 1998
                              THREE MONTHS     THREE MONTHS     (INCEPTION)
                                 ENDED            ENDED            TO
                             March 31, 2004   March 31, 2003   March 31, 2004
------------------------------------------------------------------------------

REVENUE                        $          -     $      4,280     $      4,477
------------------------------------------------------------------------------
EXPENSES
Selling, general
and Administrative
expenses                             57,080           13,462      (11,359,708)
------------------------------------------------------------------------------
Total Operating Expenses             57,080           13,462      (11,359,708)
------------------------------------------------------------------------------

NET LOSS BEFORE UNDERNOTED
ITEM                                (57,080)          (9,182)     (11,355,231)

GAIN ON SETTLEMENT OF DEBT                -                -          300,000
------------------------------------------------------------------------------
NET(LOSS) FROM
OPERATIONS                     $    (57,080)          (9,182)    $(11,055,231)
                                ----------------------------------------------
                                ----------------------------------------------

Weighted average number of
  shares outstanding             18,576,579       40,366,267
                                -----------------------------
                                -----------------------------

Net income loss per share      $      (0.03)    $      (0.00)


  The accompanying notes are an integral part of these financial statements.

                                            Page Five

MULTI-TECH INTERNATIONAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(UNAUDITED)

                                                                   FROM
                                                               SEPT 21, 1998
                              THREE MONTHS     THREE MONTHS     (INCEPTION)
                                 ENDED            ENDED            TO
                             March 31, 2004   March 31, 2003   March 31, 2004
------------------------------------------------------------------------------
CASH FLOW FROM OPERATING
ACTIVITIES

Net Income (Loss)               $  (57,080)     $    (9,182)    $ (11,169,391)
------------------------------------------------------------------------------
Adjustments to reconcile net
  income (loss) to net cash in
  operating activities:

  Stock issued for services          6,295           (1,300)        9,758,894

  Depreciation and
  Amortization                           -            2,293             3,825

  Loss on disposal of fixed
  assets                                 -                -               721

Changes in assets and liabilities

  (Increase) Decrease in prepaid
  expenses                               -            5,348               (23)

  Increase in accrued wages         37,500                -           187,500

Increase (Decrease) in
  accounts payable                  (2,536)               -           122,023
------------------------------------------------------------------------------
Cash Used In Operating
Activities                         (15,821)          (2,841)       (1,096,451)
------------------------------------------------------------------------------

Cash Flow From Financing
Activities

Increase in loans payable                -              176            10,951

Note payable on account of
  purchase of assets                     -           (4,528)                -

Other notes payable                 16,115                -            31,390

Issuance of common stock for
  cash                                   -                -           239,398

Donated capital                          -                -           818,871
------------------------------------------------------------------------------

Cash Provided by Financing
Activities                          16,115            (4,352)       1,100,610
------------------------------------------------------------------------------

Cash Flow From Investing
  Activities

Purchase of fixed assets                 -                -           (11,133)

Disposal of fixed assets                 -            7,287             7,287

Acquisition of marketable
  securities                             -                -                 -

Acquisition of patents rights            -                -                 -
------------------------------------------------------------------------------

Cash Used In Investing
  Activities                             -            7,287            (3,846)
------------------------------------------------------------------------------
Increase In Cash                       294               94               313
------------------------------------------------------------------------------
Cash and cash equivalents -
  beginning of period                   19                -                 -

Cash and cash equivalents -
  end of period                        313               94               313
                                ----------------------------------------------
Balance at end of period                78                -                78
------------------------------------------------------------------------------


  The accompanying notes are an integral part of these financial statements.

                                            Page Six

MULTI-TECH INTERNATIONAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS AT MARCH 31, 2004
(UNAUDITED)

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

2.     SIGNIFICANT ACCOUNTING POLICIES

       Basis of Accounting

       These financial statements are presented on the accrual method of accounting in accordance with generally accepted accounting principles accepted in the United States. In the opinion of management, these interim financial statements include all adjustments necessary in order to make them not misleading.

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

                                       Page Seven

MULTI-TECH INTERNATIONAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS AT MARCH 31, 2004
(UNAUDITED)

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

                                    Page Eight

MULTI-TECH INTERNATIONAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS AT MARCH 31, 2004
(UNAUDITED)

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

                                       Page Nine

MULTI-TECH INTERNATIONAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS AT MARCH 31, 2004
(UNAUDITED)


3.     MARKETABLE SECURITIES

       Management determines the appropriate classification of investments in debt and equity securities at the time of purchase and re-evaluates such designation as of each subsequent balance sheet date. Securities for which the Company has the ability and intent to hold to maturity are classified as "held to maturity". Securities classified as "trading securities" are recorded at fair value. Gains and losses on trading securities, realized and unrealized, are included in earnings and are calculated using the specific identification method. Any other securities are classified as "available for sale." At MARCH 31, 2004 all securities were classified as trading securities.

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

       On March 28, 2000, the Company filed Form S-8 with the U.S. Securities and Exchange Commission and issued an additional 1,675,000 shares of its $0.001 par value common stock for services to the Company for a total consideration of $2,931,250.

       On April 24, 2000, by Board Resolution the company issued 1,000,000 restricted 144 shares to BuckBuilders.com, Inc., for advertising the Company's website and auction partners plan for a total consideration of $1,200,000.

       On June 5, 2000, by Board Resolution the Company issued 200,000 restricted 144 shares to OTC Live, Inc for services for a total consideration of $ 120,000.

       On June 15, 2000, by Board Resolution the Company issued 944,220 restricted 144 shares to Myfreestore.com for services rendered for a total consideration of $377,688.

       On July 14, 2000, the Company filed Form S-8 with the U.S.
       Securities and Exchange Commission and issued an additional 575,000 shares of its $0.001 par value common stock for services to the Company for a total consideration of $155,250.

                                 Page Ten

MULTI-TECH INTERNATIONAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS AT MARCH 31, 2004
(UNAUDITED)

4.     CAPITAL STOCK TRANSACTIONS (CONTINUED)

       On July 21, 2000, by Board Resolution the company issued 500,000 restricted 144 shares to Rodney Schoemann, Sr. for services rendered for a total consideration of $135,000.

       On July 21, 2000, by Board Resolution the company issued 2,000,000 restricted shares to BuckBuilders.com, Inc. for services rendered for a total consideration of $540,000.

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

       On November 9, 2000, by Board Resolution, the Company issued 5,000,000 shares of restricted 144 shares to Bry Behrmann and Larry
       E. Hunter for services rendered for a total consideration of $1,400,000.

       On December 22, 2000, the Company issued 5,720,500 shares of restricted 144 shares to Stephen Bishop for services rendered for a total consideration of $1,601,740.

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

       On June 1, 2001, the Company filed Form S-8 with the U.S.
       Securities and Exchange Commission and issued an additional 3,500,000 shares of its $0.001 par value common stock for services to the Company for a total consideration of $175,000.

       During various times of the year 2001, the Company issued a total of 6,601,633 shares of its $0.001 par value common stock for services to the Company.

       On November 20, 2002 the Company filed Form 8-K with the U.S. Securities and Exchange Commission indicating that at a Board Of Directors' meeting held on October 25, 2002 the Board announced a
       14.525 to 1 reverse stock split, after which there were six million five hundred thousand and three hundred and eighty-two (6,500,382) common shares outstanding.
                                       Page Eleven

MULTI-TECH INTERNATIONAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS AT MARCH 31, 2004
(UNAUDITED)

4.     CAPITAL STOCK TRANSACTIONS (CONTINUED)

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

                                       Page Twelve

MULTI-TECH INTERNATIONAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS AT MARCH 31, 2004
(UNAUDITED)


4.     CAPITAL STOCK TRANSACTIONS (CONTINUED)

       On September 10, 2003 the Company issued 125, 000 shares of its $0.001 par value stock pursuant to the June 2, 2003 registration statement.

       On November 11, 2003 the Company issued 100,000 shares of its $ 0.001 par value stock pursuant to the June 2, 2003 for services valued at $200.

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

       On February 11, 2004 3,128,080 shares of common stock were issued to consultants for services rendered totaling $6,256.

       On March 5, 2004 20,000 shares of common stock were issued as an incentive for a loan advance.


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

       Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

       Deferred tax assets
          Net operating loss carry forwards               $11,169,391
          Valuation allowance for deferred tax assets     (11,169,391)
                                                          ------------
          Net deferred tax assets                         $         -
                                                          ------------
                                                          ------------

       Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of MARCH 31, 2004, the Company had net operating loss carry forwards of approximately $11,169,391 for federal and state income tax purposes. These carry forwards, if not utilized to offset taxable income begin to expire in 2013. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

                                   Page Thirteen

MULTI-TECH INTERNATIONAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2003
(UNAUDITED)


6.     GOING CONCERN

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


                                       Page Fourteen

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

     The Company has no current operations and will continue to experience losses until it finds a suitable merger candidate. Even after merging with a suitable entity there is no certainty that the merged entity will be profitable. For the time being the Company will have to rely upon its officers and directors to fund the Company or the raising of capital from share sales in order to sustain its operations.
affected.

 There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.


                                  Page Fifteen

LIQUIDITY AND CAPITAL RESOURCES

     The Company's capital requirements have historically consisted of funding operations and capital expenditures through the sale of common stock and the exchange of common stock for services. The Company has no significant revenue from operations.

     Net cash used in operating activities for the three months ended March 31, 2004 was $15,821 compared to $2,841 for the three months ended March 31, 2003.

     The Company's working capital deficiency is currently $351,841 compared with $300,762 at the year end.

     The ability of the Company to meet its business objectives as described above depend upon the Company raising additional capital or depending on the resources of its officers and directors or shareholders.

     The Company has no material commitments for capital expenditures nor does it foresee the Company raising the required capital. The Company is exploring a number of funding opportunities at the moment. On April 13, 2004 the Company received and accepted a non-binding letter of intent to make an investment in the Company. The Company's officers are currently negotiating specifics, however, there is no assurance that the proposed transaction will be completed


ITEM 3.  CONTROLS AND PROCEDURES

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

                                   Page Sixteen

                          PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings

Not Applicable.

ITEM 2.  Changes in Securities and Use of Proceeds

Not Applicable.

ITEM 3.  Defaults upon Senior Securities

Not Applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders

On April 4, 2004 management sought approval to sell either common stock, preferred stock or a combination to raise capital for the company. Written approval was received from shareholders representing 14,172,580 shares or 70,8629% of the outstanding shares. It is possible that such a transation my represent a change in control of the Company.

ITEM 5.  Other Information

Not Applicable.

ITEM 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         31.1 Certification by David F. Hostelley, President, and Principal Financial Officer Pursuant to 18 U.S.C.
               Section 1350,  Pursuant to Section 302 of the
               Sarbanes-Oxley Act of 2002

         32.1 Certification by David F. Hostelley, President, and Principal Financial Officer pursuant to 18 U.S.C.
               Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.




             SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 20, 2004                Multi-Tech International, Corp.

                                     By:  /s/ David F. Hostelley
                                          -----------------------
                                          David F. Hostelley
                                          Interim President


Date:  April 20, 2004                By:  /s/ Dr. David F. Hostelley
                                          -----------------------
                                          Dr. David F. Hostelley
                                          Principal Financial Officer