Form 10QSB
period 2004-06-30
MULTI TECH INTERNATIONAL CORP
filed 2004-08-12
CIK 1083743

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2004

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

               9974 Huntington Park Drive, Strongsville, OH 44136
             ------------------------------------------------------
                    (Address of principal executive offices)

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

Common Stock, $0.001 par value per share, 80,000,000 outstanding as of August 2, 2004

Preferred Non-Voting Stock, $0.001 par value per share, none outstanding as of August 2, 2004

Transactional Small Business Disclosure Format

                                           Yes [   ]      No [ X ]

                         Multi-Tech International, Corp.
                                TABLE OF CONTENTS

Item 1.   Financial Statements

          Balance Sheet (unaudited)............................   F-1
          Statements of Operations (unaudited).................   F-2
          Statements of Cash Flows (unaudited).................   F-3
          Notes to Financial Statements..................... F-4 to F-8

Item 2.  Management's Discussion and Analysis of Plan
           of Operation

Item 3.  Controls and Procedures

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults upon Senior Securities

Item 4.   Submission of Matters to a Vote
           of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

Signatures

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

                         MULTI -TECH INTERNATIONAL, CORP
                          (A DEVELOPMENT STAGE COMPANY)
                              INTERIM BALANCE SHEET
                                   (UNAUDITED)

                                                                    JUNE 30,        DECEMBER 31,
                            ASSETS                                    2004              2003
                                                                      ----              ----
                                                                  (UNAUDITED)        (AUDITED)
                                                                  -----------        ---------
CURRENT
                                                           Cash               $-                $19
                               Prepaid assets and sundry assets                                  23
                                                                ------------------------------------

                                           Total Current Assets               $-                 42
                                                                                 -------------------

                                                          FIXED

                                                      Equipment                -                  -
                                               Office furniture                -                  -
                                         Leasehold improvements                -                  -
                                                        Vehicle                -                  -
                                                                ------------------------------------

                                             Total Fixed Assets                -                  -
                                                                ------------------------------------

                                                          OTHER

                                                  Patent rights                -                  -
                                                                ------------------------------------

                                             Total Other Assets                -                  -
                                                                ------------------------------------

TOTAL ASSETS                                                                  $-                $42
                                                                ====================================

                          LIABILITIES                                 2004              2003
                                                                      ----              ----
                                                        CURRENT
                                               Accounts payable             $503           $124,559
                 Accrued Expenses and Other Current Liabilities                -            150,000
                                                  Loans payable                -             10,951
                                        Loan from a shareholder            1,822                  -
                                                   Note payable                -             15,275
                                                                ------------------------------------

                                      Total Current Liabilities            2,325            300,785
                                                                ------------------------------------


                                           STOCKHOLDERS' EQUITY

                          Preferred Stock, authorized 5,000,000
                          shares, par value $0.001 - issued and
                                             outstanding - none                -                  -

                            Common Stock,authorized 100,000,000
                          shares, par value $0.001 - issued and
              outstanding - 80,000,000  (12-31-03 - 16,851,920)           80,000             16,852

                                     Additional paid in capital       10,358,992          9,975,845
                                                Donated Capital          818,871            818,871
                   Deficit accumulated during development stage     (11,260,188)       (11,112,311)
                                                                ------------------------------------

Total Stockholders' Equity                                               (2,325)          (300,743)
                                                                ------------------------------------

                     Total Liabilities and Stockholders' Equity               $-                $42
                                                                ====================================

                       MULTI TECH INTERNATIONAL CORP.
                        (A DEVELOPMENT STAGE COMPANY)
                      INTERIM STATEMENT OF OPERATIONS
                                          (UNAUDITED)

                                                                                                                          FROM
                                                                                                                      SEP 21, 1998
                                               THREE MONTHS     THREE MONTHS      SIX MONTHS         SIX MONTHS        (INCEPTION)
                                                   ENDED            ENDED            ENDED              ENDED              TO
                                               JUNE 30, 2004    JUNE 30, 2003    JUNE 30, 2004      JUNE 30, 2003     JUNE 30, 2004
                                               -------------    -------------    -------------      -------------     -------------

REVENUE                                                    $-               $-               $-            $4,280            $4,477
                                            ----------------------------------------------------------------------------------------


                                   EXPENSES
        Selling, general and administrative
                                   expenses            90,797          127,414          147,877           140,876        11,564,665
                                            ----------------------------------------------------------------------------------------


                                            ----------------------------------------------------------------------------------------
                   Total Operating Expenses            90,797          127,414          147,877           140,876        11,564,665
                                            ----------------------------------------------------------------------------------------

            NET LOSS BEFORE UNDERNOTED ITEM          (90,797)        (127,414)        (147,877)         (136,596)      (11,560,188)

                 GAIN ON SETTLEMENT OF DEBT                 -                -                -                 -           300,000
                                            ----------------------------------------------------------------------------------------


NET INCOME (LOSS) FROM OPERATIONS                   $(90,797)       $(127,414)       $(147,877)        $(136,596)     $(11,260,188)
                                            ========================================================================================

                 Weighted average number of
                         shares outstanding        18,950,640       40,366,267       17,901,270        40,366,267
                                            ----------------------------------------------------------------------

                Net income (loss) per share           $(0.00)          $(0.00)          $(0.01)           $(0.00)

                   MULTI-TECH INTERNATIONAL, CORP.
                     (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF CASH FLOWS
                                       (UNAUDITED)

                                                          THREE MONTHS       THREE MONTHS        SIX MONTHS         SIX MONTHS
                                                             ENDED              ENDED              ENDED               ENDED
                                                           6/30/2003          6/30/2002        JUNE 30, 2004       JUNE 30, 2003
                                                           ---------          ---------        -------------       -------------
              CASH FLOW FROM OPERATING ACTIVITIES:
                                 Net Income (Loss)         $(127,414)           $(9,315)         $(147,877)          $(136,596)
                                                   -----------------------------------------------------------------------------

 Adjustments to reconcile net income (loss) to net
                     cash in operating activities:
               Services received for Common Shares              3,800                  -              6,295               2,500
                     Depreciation and Amortization              2,293                  -                  -               4,586
                 Changes in assets and liabilities
           (Increase) Decrease in prepaid expenses              (523)                  -                 23               4,825
                       (Decrease) in Loans Payable                  -              8,694           (26,226)                   -
           Increase (Decrease) in Accrued Expenses             91,663                  -          (150,000)              91,663
           Increase (Decrease) in accounts payable             30,163                  -          (124,056)              30,163
                                                   -----------------------------------------------------------------------------

                 Cash Used In Operating Activities               (18)              (621)          (441,841)             (2,859)
                                                   -----------------------------------------------------------------------------

               Cash Flow From Financing Activities
                         Increase in loans payable               (51)                  -                  -                 125
               Stock issued on account of purchase
                                         of assets                  -                  -                  -                   -
               Note payable on account of purchase
                                         of assets                  -                  -                  -             (4,528)
                 Issuance of common stock for cash                  -                  -            440,000                   -
                                   Donated capital                  -                546                  -                   -
                             Loan from Shareholder                  -                  -              1,822                   -
                                                   -----------------------------------------------------------------------------

             Cash Provided by Financing Activities               (51)                546            441,822             (4,403)
                                                   -----------------------------------------------------------------------------

               Cash Flow From Investing Activities
                          Purchase of fixed assets                  -                  -                  -                   -
                          Disposal of fixed assets                  -                  -                  -               7,287
              Acquisition of marketable securities                  -                  -                  -                   -
                      Acquisition of patent rights                  -                  -                  -                   -
                                                   -----------------------------------------------------------------------------

                 Cash Used In Investing Activities                  -                  -                  -               7,287
                                                   -----------------------------------------------------------------------------


                       Increase (Decrease) In Cash              $(69)              $(75)              $(19)                 $25
                                                   -----------------------------------------------------------------------------

               Cash Balance at beginning of period                $94               $112                $19                  $-
                   Net increase (decrease) in cash              $(69)               (75)               (19)                  25
                                                   -----------------------------------------------------------------------------
                          Balance at end of period                $25                $37                 $-                 $25
                                                   =============================================================================

                                                                 FROM
                                                             SEP 21, 1998                      RESTATED
                                                             (INCEPTION)          YEAR           YEAR
                                                                  TO              ENDED         ENDED
                                                            JUNE 30, 2004      12/31/2002     12/31/2001
                                                            -------------      ----------     ----------
              CASH FLOW FROM OPERATING ACTIVITIES:
                                 Net Income (Loss)         $(11,260,188)         $87,033     $(6,340,933)
                                                   -------------------------------------------------------

 Adjustments to reconcile net income (loss) to net
                     cash in operating activities:
               Services received for Common Shares             9,759,594           8,174        6,204,251
                     Depreciation and Amortization                     -                            2,484
                 Changes in assets and liabilities
           (Increase) Decrease in prepaid expenses                     -         120,982                -
                       (Decrease) in Loans Payable                     -               -
           Increase (Decrease) in Accrued Expenses                     -               -
           Increase (Decrease) in accounts payable                   503          18,434                -
                                                   -------------------------------------------------------

                 Cash Used In Operating Activities           (1,500,091)         234,623        (134,198)
                                                   -------------------------------------------------------

               Cash Flow From Financing Activities
                         Increase in loans payable                     -          10,826                -
               Stock issued on account of purchase                                                 31,602
                                         of assets                     -          30,321                -
               Note payable on account of purchase
                                         of assets                     -       4,301,776                -
                 Issuance of common stock for cash               679,398
                                   Donated capital               818,871               -                -
                             Loan from Shareholder                 1,822       (300,000)                -
                                                   -------------------------------------------------------

             Cash Provided by Financing Activities             1,500,091       4,042,923           31,602
                                                   -------------------------------------------------------

               Cash Flow From Investing Activities
                          Purchase of fixed assets                     -        (37,070)                -
                          Disposal of fixed assets                     -               -                -
              Acquisition of marketable securities                     -        (36,100)                -
                      Acquisition of patent rights                     -     (4,204,744)                -
                                                   -------------------------------------------------------
                                                                                                        -
                 Cash Used In Investing Activities                     -     (4,277,914)                -
                                                   -------------------------------------------------------


                       Increase (Decrease) In Cash                    $-          $(368)       $(102,596)
                                                   -------------------------------------------------------

               Cash Balance at beginning of period                    $-            $368              $29
                   Net increase (decrease) in cash                     -           (368)              339
                                                   -------------------------------------------------------
                          Balance at end of period                    $-              $-             $368
                                                   =======================================================

MULTI-TECH INTERNATIONAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS AT JUNE 30, 2004
(UNAUDITED)

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

       The Company trades on the OTC-BB as "MLTI".

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

       In November 2002, the FASB issued Interpretation, or FIN, No. 5, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for the financial statements of interim or annual periods ending after December 15, 2002. Our adoption of FIN 45 will not have a material impact on our results of operations and financial position.

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

       At June 30, 2004 the Company had no Marketable Securities.

4.     CAPITAL STOCK TRANSACTIONS

       On May 6, 2004 60,000,000 shares of common stock were issued to a qualified investor for $440,000.

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

       Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

       Deferred tax assets
          Net operating loss carry forwards               $11,260,188
          Valuation allowance for deferred tax assets     (11,260,188)
                                                          -----------
          Net deferred tax assets                         $         -
                                                          -----------

       Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain.

       Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of June 30, 2004, the Company had net operating loss carry forwards of approximately $11,260,188 for federal and state income tax purposes. These carry forwards, if not utilized to offset taxable income begin to expire in 2013.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         Certain statements in this Quarterly Report on Form 10-QSB, our audited financial statements for the fiscal year ended December 31, 2003 as filed in our annual report on Form 10-KSB, as well as statements made by us in periodic press releases, oral statements made by our officials to analysts and shareholders in the course of presentations about ourselves, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of us to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements. Such factors include, among other things, (1) general economic and business conditions; (2) interest rate changes; (3) the relative stability of the debt and equity markets; (4) competition; (5) the availability and cost of our products; (6) demographic changes; (7) government regulations particularly those related to automatic vehicle location industry; (8) required accounting changes; (9) equipment failures, power outages, or other events that may interrupt Internet communications; (10) disputes or claims regarding our proprietary rights to our software and intellectual property; and (11) other factors over which we have little or no control.

Background and Organization

         Multi-Tech International, Corp., a developmental stage company, hereinafter referred to as "the Company", "we" or "us", was originally organized by the filing of Articles of Incorporation with the Secretary of State of the State of Nevada on September 21, 1998 under the name Oleramma, Inc. The Articles of Incorporation authorized the issuance of one hundred five million (105,000,000) shares, consisting of one hundred million (100,000,000) shares of Common Stock at par value of $0.001 per share and five million (5,000,000) shares of Preferred Stock at par value of $0.001. As of June 30, 2004, we had 80,000,000 shares of Common Stock outstanding, and no Preferred Stock issued or outstanding.

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

         On November 15, 2002, pursuant to an Asset Purchase Agreement (the "Agreement") we acquired all the assets of AlphaCom, Inc. ("AlphaCom"), setting a new strategic direction for the Company, and changed the name of the Company to Multi-Tech International, Inc. ("Multi-Tech" OTCBB:MLTI) and new management joined the Company. ON November 13, 2003 it was mutually agreed to void this agreement. In connection with this, the Company is now actively pursuing companies to acquire, merge or otherwise enter into a business combination.

Asset Purchase Agreement

         Pursuant to the Agreement we issued a total of 30,320,552 shares of our Common Stock (the "Shares") and a promissory note in the amount of $4,319,000 payable to AlphaCom representing 74.1 percent of our outstanding shares of Common Stock in exchange for all of the assets of AlphaCom including all business and technologic developments and licensing and marketing rights to such assets. The Shares are being held in escrow for 12 months pursuant to the terms of the Agreement, and are subject to downward adjustment based upon financial contingencies set forth in the Agreement. The acquisition has been accounted for under purchase method accounting. As a condition to the closing we affected a 1-for-14.525 reverse split of our Common Stock in November 2002.

         This Agreement was voided by both parties on November 13, 2003 and the note was cancelled and the issuance of the shares was also cancelled.

Lack of Liability Coverage

         We do not maintain any liability coverage. In the event of any claim against us or any of our assets we may not have the resources to defend the Company, which could have a material adverse effect on the future prospects.

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

         The Company has not achieved revenues or profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. As of June 30, 2004, the Company had an accumulated deficit of Eleven million two hundred and sixty thousand one hundred and eighty-eight ($11,260,188) dollars. The Company expects that its operating expenses will increase significantly during the next several months, especially in the areas of business development and sales and marketing. Thus, the Company will need to generate increased revenues to achieve profitability. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

Liquidity and Capital Resources

         The Company's capital requirements have historically consisted of funding operations and capital expenditures through the sale of common stock and the exchange of common stock for services. The Company has no significant revenue from operations.

Net cash used in operating activities for the six months ended June 30,2004 was $(441,841) compared with cash used in operating activities for the six months ended June 30, 2003 of $(2,859).

The Company's working capital deficiency is currently $2,325 compared with $300,743 at the year-end. The greatest portion of the deficiency relates to accounts payable and accrued operating expenses.

The ability of the company to meet its business objectives as described above depends upon the Company raising the required capital.

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

                       PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not Applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The sale of sixty million (60,000,000) common shares (restricted) on May 6, 2004 for $440,000 cash allowed the Company to pay all of its then outstanding debts as well as costs of the transaction. Upon completion of the transaction the Company had no assets and no liabilities. As a result of this stock sale Mr. Jeffrey Reade now controls seventy-five percent (75%) of the Company's voting stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 4, 2004 management sought approval to sell either common stock, preferred stock, or a combination to raise capital for the company. Written approval was received from shareholders representing 14,172,580 shares or 70.8629% of the outstanding shares. On May 6, 2004 the Company was able to sell sixty million (60,000,000) restricted common shares to a qualified investor.

ITEM 5.  OTHER INFORMATION

 Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

         31.1 Certification by Dr. David F. Hostelley, President and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification by Dr. David F. Hostelley, President and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)   Reports on Form 8-K

         On May 12, 2004, the Company reported on Form 8-K the issuance of 60,000,000 shares of restricted common stock to Mr. Jeffrey Revell-Reade in exchange for $440,000. As a result of such stock issuance Mr. Reade now controls 75% of the Company's voting stock.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 2, 2004                Multi-Tech International, Corp.

                                     By: /s/ Dr. David F. Hostelley
                                         -----------------------
                                         Dr. David F. Hostelley,
                                         President and Principal
                                         Financial Officer