Form 10QSB
period 2004-09-30
MULTI TECH INTERNATIONAL CORP
filed 2004-11-15
CIK 1083743

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2004

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to __________

                         Commission File Number: 0-25909

        Australian Forest Industries f/k/a Multi-Tech International Corp.
        -----------------------------------------------------------------
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

                                                             Yes |X|    No |_|

State the number of shares outstanding for each of the issuer's classes of Common Stock as of the last practical date:

Common Stock, $0.001 par value per share, 257,400,680 outstanding as of November 5, 2004 Preferred Non-Voting Stock, $0.001 par value per share, none outstanding as of November 5, 2004 Transactional Small Business Disclosure Format

                                                             Yes |_|    No |X|

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

Item 3.   Defaults upon Senior Securities

Item 4.   Submission of Matters to a Vote
           of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

Signatures

PART I. FINANCIAL INFORMATION

                 MULTI -TECH INTERNATIONAL, CORP
                  (A DEVELOPMENT STAGE COMPANY)
                      INTERIM BALANCE SHEET
                           (UNAUDITED)

                                                         SEPTEMBER 30,       DECEMBER 31,
                             ASSETS                          2004                2003
                             ------                          ----                ----
                                                          (UNAUDITED)       (AUDITED)
                                                         ------------    ------------
CURRENT
Cash                                                     $         --    $         19
Prepaid assets and sundry assets                                                   23
                                                         ------------    ------------

Total Current Assets                                     $         --              42
                                                         ------------    ------------

FIXED
Equipment                                                          --              --
Office furniture                                                   --              --
Leasehold improvements                                             --              --
Vehicle                                                            --              --
                                                         ------------    ------------
Total Fixed Assets                                                 --              --
                                                         ------------    ------------
OTHER
Patent rights                                                      --              --
                                                         ------------    ------------

Total Other Assets                                                 --              --
                                                         ------------    ------------
TOTAL ASSETS                                             $         --    $         42
                                                         ============    ============

                           LIABILITIES                           2004            2003
                                                         ------------    ------------
CURRENT
Accounts payable                                         $         --    $    124,559
Accrued Expenses and Other Current Liabilities                     --         150,000
Loans payable                                                      --          10,951
Loan from a shareholder                                        15,907              --
Note payable                                                       --          15,275
                                                         ------------    ------------

Total Current Liabilities                                      15,907         300,785
                                                         ------------    ------------
STOCKHOLDERS' EQUITY

Preferred Stock, authorized 5,000,000
     shares, par value $0.001 - issued and
     outstanding - none                                            --              --

Common Stock,authorized 100,000,000
     shares, par value $0.001 - issued and
     outstanding - 80,000,000  (12-31-03 - 16,851,920)         80,000          16,852

Additional paid in capital                                 10,358,992       9,975,845
Donated Capital                                               818,871         818,871
Deficit accumulated during development stage              (11,273,770)    (11,112,311)
                                                         ------------    ------------
Total Stockholders' Equity                                    (15,907)       (300,743)
                                                         ------------    ------------
Total Liabilities and Stockholders' Equity               $         --    $         42
                                                         ==========      ============

MULTI -TECH INTERNATIONAL, CORP
(A DEVELOPMENT STAGE COMPANY) INTERIM
STATEMENT OF OPERATIONS (UNAUDITED)

                                                                                                          FROM
                                                                                                      Sept 21, 1998
                                     Three Months    Three Months      Nine Months      Nine Months   (INCEPTION)
                                         Ended         Ended             Ended            Ended           to
                                    Sept. 30, 2004  Sept. 30, 2003   Sept. 30, 2004    Sept. 30, 2003 Sept. 30, 2004
                                      ----------      ----------      ----------      ------------    ------------
REVENUE                               $         --    $         --    $         --    $      4,280    $      4,477
                                      ----------      ----------      ----------      ------------    ------------
EXPENSES
Selling, general and administrative
     expenses                               13,582          64,674         161,459         205,550      11,578,247
                                      ----------      ----------      ----------      ------------    ------------
                                                                                                      ------------
Total Operating Expenses                    13,582          64,674         161,459         205,550      11,578,247
                                      ----------      ----------      ----------      ------------    ------------

NET LOSS BEFORE UNDERNOTED ITEM            (13,582)        (64,674)        161,459        (201,270)    (11,573,770)

GAIN ON SETTLEMENT OF DEBT                      --              --              --              --         300,000
                                      ----------      ----------      ----------      ------------    ------------

NET INCOME (LOSS) FROM OPERATIONS     $    (13,582)   $    (64,674)   $   (161,459)   $   (201,270)   $(11,273,770)
                                      ==========      ==========      ==========      ============    ============
Weighted average number of
     shares outstanding                 80,000,000      40,366,267      26,666,667      40,366,267
                                      ----------      ----------      ----------      ------------    ------------

Net income (loss) per share           $      (0.00)   $      (0.00)   $      (0.01)   $      (0.00)

                                                                                                        FROM
                                                                                                    Sep 21, 1998
                                                               Nine Months        Nine Months        (INCEPTION)
                                                                  Ended              Ended               to
                                                              Sept. 30, 2004     Sept. 30, 2003     Sept. 30, 2004
                                                              --------------     --------------     --------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                   $ (161,459)        $ (201,270)    $ (11,273,770)
--------------------------------------------------------------------------------------------------------------------

Adjustments to reconcile net income (loss) to net cash in operating activities:
     Services received for Common Shares                                 6,295              3,350         9,759,594
     Depreciation and Amortization                                           -              4,586                 -
Changes in assets and liabilities
          (Increase) Decrease in prepaid expenses                           23              4,825                 -
          Write-down of Fixed Assets                                   (26,226)                 -                 -
          Increase in Accrued Expenses                                (150,000)           132,432                 -
          Increase in accounts payable                                (124,559)            53,271                 -
--------------------------------------------------------------------------------------------------------------------

Cash Used In Operating Activities                                     (455,926)            (2,806)       (1,514,176)
--------------------------------------------------------------------------------------------------------------------

Cash Flow From Financing Activities
Increase in loans payable                                                    -                125                 -
Stock issued on account of purchase
          of assets                                                          -                  -                 -
Note payable on account of purchase
          of assets                                                          -             (4,528)                -
Issuance of common stock for cash                                      440,000                  -           679,398
Donated capital                                                              -                  -           818,871
Increase in Loan from Director                                          15,907                  -            15,907
                                                            --------------------------------------------------------

Cash Provided by Financing Activities                                  455,907             (4,403)        1,514,176
--------------------------------------------------------------------------------------------------------------------

Cash Flow From Investing Activities
Purchase of fixed assets                                                     -                  -                 -
Disposal of fixed assets                                                     -              7,287                 -
Acquisition of marketable securities                                         -                  -                 -
Acquisition of patent rights                                                 -                  -                 -
--------------------------------------------------------------------------------------------------------------------

Cash Used In Investing Activities                                            -              7,287                 -
--------------------------------------------------------------------------------------------------------------------


Increase (Decrease) In Cash                                              $ (19)              $ 78               $ -
--------------------------------------------------------------------------------------------------------------------

Cash Balance at beginning of period                                       $ 19                $ -               $ -
Net increase (decrease) in cash                                            (19)                78                 -
                                                            --------------------------------------------------------
Balance at end of period                                                   $ -               $ 78               $ -
------------------------------------------------------------========================================================

MULTI-TECH INTERNATIONAL, CORP.
STATEMENT OF CHANGES IN STOCK HOLDERS' EQUITY
FROM SEPTEMBER 21, 1998(INCEPTION) TO SEPTEMBER 30, 2004
(UNAUDITED)

                                                                                                   Deficit
                                                                                                 Accumulated
                                    Common                        Additional                          During          Total
                                    Stock                          Paid-In            Donated      Development    Stockholders'
                                    Shares           Amount        Capital            Capital         Stage           Equity
                                    ---------    -------------    -------------    -----------     -----------      -------------
September 21, 1998-
     issued for cash                3,000,000    $       3,000    $       5,016    $          --   $          --    $       8,016

Net loss for year ended
     December 31, 1998                     --               --               --               --          (6,841)          (6,841)
                                    ---------    -------------    -------------    -----------     -----------      -------------
Balances as at
     December 31, 1998              3,000,000    $       3,000    $       5,016    $          --   $      (6,841)   $       1,175
                                    ---------    -------------    -------------    -----------     -----------      -------------
February 28, 1999- issued
     from sale of public
     offering                         767,000              767           37,591               --              --           38,358

Net loss for year ended
     December 31, 1999                     --               --               --               --         (28,815)         (28,815)
                                    ---------    -------------    -------------    -----------     -----------      -------------
Balances as at
     December 31, 1999              3,767,000    $       3,767    $      42,607    $          --   $     (35,656)   $      10,718
                                    ---------    -------------    -------------    -----------     -----------      -------------
March 10, 2000- issued
     for cash                       3,000,000            3,000           27,000               --              --           30,000

March 28, 2000- issued
     for services                   1,675,000            1,675        2,929,575               --              --        2,931,250

April 24, 2000- issued for
     advertising services           1,000,000            1,000        1,199,000               --              --        1,200,000

June 5, 2000- issued for
     services                         200,000              200          119,800               --              --          120,000

June 15, 2000- issued for
     services                         944,220              944          376,744               --              --          377,688

July 21, 2000- issued for
     services                         500,000              500          134,500               --              --          135,000

July 21, 2000- issued for
     services                       2,000,000            2,000          538,000               --              --          540,000

July 14, 2000- issued
     for services                     575,000              575          154,675               --              --          155,250

August 7, 2000- issued
     for services                     660,000              660          184,140               --              --          184,800

September 13, 2000-
     issued for services              760,000              760          212,040               --              --          212,800

November 9, 2000-
     issued for services            5,000,000            5,000        1,395,000               --              --        1,400,000

December 22, 2000-
     issued for services            5,720,500            5,720        1,596,020               --              --        1,601,740

     Shareholder donated
          capital                          --               --               --          730,936              --          730,936

Net Loss for year ended
     December 31, 2000                     --               --               --               --      (4,391,448)      (4,391,448)
                                    ---------    -------------    -------------    -----------     -----------      -------------
Balances as at
     December 31, 2000             25,801,720    $      25,801    $   8,909,101    $     730,936   $  (4,427,104)   $   5,238,734
                                    ---------    -------------    -------------    -----------     -----------      -------------

                                                                                                  Deficit
                                                                                                 Accumulated
                                    Common                        Additional                          During          Total
                                    Stock                          Paid-In            Donated      Development    Stockholders'
                                    Shares           Amount        Capital            Capital         Stage           Equity
                                    ---------    -------------    -------------    -----------     -----------      -------------
March 2, 2001- issued for
     services                      10,890,000           10,890          479,160               --              --          490,050

April 11, 2001- issued for
     services                      22,625,000           22,625          181,000               --              --          203,625

April 11, 2001- sold shares
     to qualified investor         12,500,000           12,500           57,500                               --           70,000

May 15, 2001- sold shares
     to qualified investor         12,500,000           12,500           57,500                                            70,000

June 1, 2001- issued for
     services                       3,500,000            3,500          171,500               --              --          175,000

Shareholder paid expenses
     of business                           --               --               --           87,935              --           87,935

2001- issued restricted
      shares                        6,601,633            6,602               --               --                            6,602

Net Loss for year ended
     December 31, 2001                     --               --               --               --      (6,455,933)      (6,455,933)

                                    ---------    -------------    -------------    -----------     -----------      -------------
Balances as at
     December 31, 2001             94,418,353           94,418        9,855,761          818,871     (10,883,037)        (113,987)
                                    ---------    -------------    -------------    -----------     -----------      -------------

November 15, 2002- Reverse
     Stock Split (14.525:1)       (87,917,971)         (87,918)          87,918               --              --               --
                                    ---------    -------------    -------------    -----------     -----------      -------------

Write-offf of shareholder
     loan to the Company                   --               --               --                               --               --
Balances-post stock split           6,500,382            6,500        9,943,679          818,871     (10,883,037)        (113,987)
December 9, 2002- issued
     for asset purchase            30,320,552           30,321                                --              --           30,321

December 9, 2002- issued
     for services                   4,087,000            4,087            4,087               --              --            8,174

Net Loss for year ended
     December 31, 2002                     --               --               --               --          87,033           87,033

                                    ---------    -------------    -------------    -----------     -----------      -------------
Balances as at
     December 31, 2002             40,907,934    $      40,908    $   9,947,766    $     818,871   $ (10,796,004)   $      11,541

January 15, 2003- cancelled
     consulting services of
     GCD Investments, LLC            (500,000)            (500)            (500)                                           (1,000)

January 15, 2003- cancelled
     consulting services of
     Rodney R. Schoemann             (150,000)            (150)            (150)                                             (300)

April 8, 2003- issued for
     services                          70,000               70               70                                               140
                                    ---------    -------------    -------------    -----------     -----------      -------------
April 8, 2003- issued for
     services                         100,000              100              100                                               200
                                    ---------    -------------    -------------    -----------     -----------      -------------

                                                                                                  Deficit
                                                                                                 Accumulated
                                    Common                        Additional                          During          Total
                                    Stock                          Paid-In            Donated      Development    Stockholders'
                                    Shares           Amount        Capital            Capital         Stage           Equity
                                    ---------    -------------    -------------    -----------     -----------      -------------
May 20, 2003-issued for
     services                          30,000               30               30                                                60
                                    ---------    -------------    -------------    -----------     -----------      -------------
May 20, 2003- issued for
     services                       2,000,000            2,000            2,000                                             4,000
                                    ---------    -------------    -------------    -----------     -----------      -------------
May 20, 2003-issued for
     services                         200,000              200              200                                               400
                                    ---------    -------------    -------------    -----------     -----------      -------------
                                                                                                                    -------------
May 20, 2003- issued for
     services                         100,000              100              100                                               200
                                    ---------    -------------    -------------    -----------     -----------      -------------
June 9, 2003-cancelled
     consulting contract           (2,000,000)          (2,000)          (2,000)                                           (4,000)
                                    ---------    -------------    -------------    -----------     -----------      -------------
June 24, 2003- issued for
     services                         500,000              500              500                                             1,000
                                    ---------    -------------    -------------    -----------     -----------      -------------
June 28, 2003- issued per
     employment contract              400,000              400              400                                               800
                                    ---------    -------------    -------------    -----------     -----------      -------------
June 30, 2003- issued per
     termination agreement            500,000              500              500                                             1,000

Net Loss for six months
     ended June 30, 2003                                                                                (136,596)        (136,596)
                                    ---------    -------------    -------------    -----------     -----------      -------------

Balances as at
     June 30, 2003                 42,157,934    $      42,158    $   9,949,016    $     818,871   $ (10,932,600)   $    (122,555)
                                    ---------    -------------    -------------    -----------     -----------      -------------

July 9, 2003- issued for
     services                          50,000               50               50                                               100

July 10, 2003- issued for
     services                         125,000              125              125                                               250

August 10, 2003- issued for
     services                         125,000              125              125                                               250

September 10 2003- issued
     for services                     125,000              125              125                                               250

Net Loss for three months
     ended Sept. 30, 2003                                                                                (64,674)         (64,674)
                                    ---------    -------------    -------------    -----------     -----------      -------------
Balances as at
     September 30, 2003            42,582,934           42,583        9,949,441          818,871     (10,997,274)        (186,379)
                                    ---------    -------------    -------------    -----------     -----------      -------------

                                                                                                  Deficit
                                                                                                 Accumulated
                                    Common                        Additional                          During          Total
                                    Stock                          Paid-In            Donated      Development    Stockholders'
                                    Shares           Amount        Capital            Capital         Stage           Equity
                                    ---------    -------------    -------------    -----------     -----------      -------------
November 11, 2003- issued
     for services                     100,000              100              100                                               200

November 13, 2003- voided
     contract with
     AlphaCom, Inc.               (30,320,552)         (30,321)              --               --              --          (30,321)

November 13, 2003- issued
     for cash                       4,604,538            4,605           18,418                                            23,023

November 13, 2003- issued
     for services                   1,000,000            1,000            9,000                                            10,000

November 13, 2003- issued
     as loan incentive                150,000              150              150                                               300

December 30, 2003- shares
     returned by consultant          (200,000)            (200)            (200)                                             (400)

December 30, 2003- shares
     returned by consultant           (65,000)             (65)             (65)                                             (130)

December 30, 2003- shares
     returned by consultant        (1,000,000)          (1,000)          (1,000)                                           (2,000)

Net Loss for three months
     ended Dec. 31, 2003                                                                                (115,037)        (115,037)
                                    ---------    -------------    -------------    -----------     -----------      -------------
Balances as at
     December 31, 2003             16,851,920           16,852        9,975,844          818,871     (11,112,311)        (300,744)
                                    ---------    -------------    -------------    -----------     -----------      -------------
February 11, 2004- issued
     for services                   1,000,000            1,000            1,000                                             2,000

February 11, 2004- issued
     for services                   2,000,000            2,000            2,000                                             4,000

February 11, 2004- issued
     for services                     128,080              128              128                                               256

March 5, 2004- issued
     for loan incentive                20,000               20               20                                                40

Net Loss for three months
     ended March 31, 2004                                                                                (57,080)         (57,080)
                                    ---------    -------------    -------------    -----------     -----------      -------------

Balances as at
     March 31, 2004                20,000,000           20,000        9,978,992          818,871     (11,169,391)        (351,528)
                                    ---------    -------------    -------------    -----------     -----------      -------------

                                                                                                  Deficit
                                                                                                 Accumulated
                                    Common                        Additional                          During          Total
                                    Stock                          Paid-In            Donated      Development    Stockholders'
                                    Shares           Amount        Capital            Capital         Stage           Equity
                                    ---------    -------------    -------------    -----------     -----------      -------------
May 6, 2004 - sold 60,000,000
     to qualified investor         60,000,000           60,000          380,000                                           440,000

Net Loss for three months
     ended June 30, 2004                                                                                 (90,797)         (90,797)
                                    ---------    -------------    -------------    -----------     -----------      -------------
Balances as at
     June 30, 2004                 80,000,000    $      80,000    $  10,358,992    $     818,871   $ (11,260,188)   $      (2,325)

Net Loss for three months
     ended September 30, 2004                                                                            (13,582)         (13,582)
                                    ---------    -------------    -------------    -----------     -----------      -------------
Balances as at
    September 30, 2004             80,000,000    $      80,000    $  10,358,992    $     818,871   $ (11,273,770)   $     (15,907)

AUSTRALIAN FOREST INDUSTRIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS AT September 30, 2004
(UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

       Australian Forest Industries (the "Company") was incorporated on September 21, 1998 under the laws of the State of Nevada. The Company was originally incorporated under the name of Oleramma Inc.

       On April 28, 1999, the Company changed its name to BuckTV,Com, Inc. on the basis that the Company would market consumer products through an Interactive Web site. The Company's primary business operations are to engage in any lawful activity. The Company again changed its name in November 2002 to Multi-Tech International, Corp and again on October 13, 2004 to its present name to more accurately describe the direction in which the Company had taken.

       The Company traded on the OTC-BB as "MLTI" and now trades as "AUFI".

      On October 22, 2004 the Company acquired Integrated Forest Products Pty Ltd. in exchange for 240,000,000 shares of restricted common stock.

       The Company's fiscal year end is December 31.

Development Stage Enterprise

       The Company had no revenues through September 30, 2004. The Company has just commenced operations as an Australian timber enterprise. The Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity(deficit) and cash flows disclose activity since the date of the Company's inception.

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

      At September 30, 2004 the Company had no Marketable Securities.

4. CAPITAL STOCK TRANSACTIONS

      On May 6, 2004 60,000,000 shares of common stock were issued to a qualified investor for $440,000.On October 14, 2004 the Board of Directors filed a "Certificate of Amendment to the Articles of Incorporation amending the authorized common shares from 100,000,000 shares to 300,000,000 shares of common stock, while retaining the authority to issue 5,000,000 shares of preferred stock. On October 1, 2004 the Company affected a 1:200 reverse stock split thereby having 400,000 shares outstanding from the 80,000,000 shares previously outstanding. As a result of the split, an additional 680 shares were issued to shareholders who had less than one share as a result of the split. On October 22, 2004, 240,000,000 shares of common stock were issued to Timbermans Group PTY Ltd of Port Melbourne, Victoria, Australia in exchange for approximately $60,000,000 of timber assets. Also, 17,000,000 shares of common stock were issued for services in connection with that transaction.

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

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

       Deferred tax assets
          Net operating loss carry forwards              $11,273,770
          Valuation allowance for deferred tax assets    (11,273,770)
                                                          ------------
          Net deferred tax assets                         $         -
                                                          ------------

      Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain.

      Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of September 30, 2004, the Company had net operating loss carry forwards of approximately $11,273,770 for federal and state income tax purposes. These carry forwards, if not utilized to offset taxable income begin to expire in 2013.

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

Background and Organization

      Multi-Tech International, Corp., a developmental stage company, hereinafter referred to as "the Company", "we" or "us", was originally organized by the filing of Articles of Incorporation with the Secretary of State of the State of Nevada on September 21, 1998 under the name Oleramma, Inc. The Articles of Incorporation authorized the issuance of one hundred five million (105,000,000) shares, consisting of one hundred million (100,000,000) shares of Common Stock at par value of $0.001 per share and five million (5,000,000) shares of Preferred Stock at par value of $0.001. As of September 30, 2004, we had 80,000,000 shares of Common Stock outstanding, and no Preferred Stock issued or outstanding.

      On May 6, 2004 60,000,000 shares of common stock were issued to a qualified investor for $440,000.On October 14, 2004 the Board of Directors filed a "Certificate of Amendment to the Articles of Incorporation amending the authorized common shares from 100,000,000 shares to 300,000,000 shares of common stock, while retaining the authority to issue 5,000,000 shares of preferred stock. On October1, 2004 the Company affected a 1:200 reverse stock split thereby having 400,000 shares outstanding from the 80,000,000 shares previously outstanding. As a result of the split, an additional 680 shares were issued to shareholders who had less than one share as a result of the split. On October 22, 2004 240,000,000 shares of common stock were issued to Timbermans Group PTY Ltd of Port Melbourne, Victoria, Australia in exchange for $60,000,000 of timber Assets. Also, 17,000,000 shares of common stock were issued for services in connection with the timber transaction.

      On November 17, it is expected that the current Board of Directors will appoint five persons to the Board and immediately resign after such appointments.

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

      On November 15, 2002, pursuant to an Asset Purchase Agreement (the "Agreement") we acquired all the assets of AlphaCom, Inc. ("AlphaCom"), setting a new strategic direction for the Company, and changed the name of the Company to Multi-Tech International, Inc. and new management joined the Company. On November 13, 2003 it was mutually agreed to void this agreement. On October 22, 2004, we changed our name to Australian Forest Industries in contemplation of the completion of our acquisition of Integrated Forest Products Pty Ltd. Our symbol also changed to "AUFI."

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

      The Company has not achieved revenues or profitability to date, however, with the acquisition of the Australian timber operation we anticipate a profitable fourth quarter. Although, we anticipate such profitability, there can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future. As of September 30, 2004, the Company had an accumulated deficit of Eleven million two hundred and sixty thousand one hundred and eighty-eight ($11,260,188) dollars.

Liquidity and Capital Resources

      Although we anticipate significant revenues from our timber operation, the Company's capital requirements have historically consisted of funding operations and capital expenditures through the sale of common stock and the exchange of common stock for services.

      Net cash used in operating activities for the nine months ended September 30, 2004 was $(455,926) compared with cash used in operating activities for the six months ended September 30, 2003 of $(2,806).

      The Company's working capital deficiency is currently $15,907 compared with $300,743 at the year-end. The greatest portion of the deficiency relates to accounts payable and accrued operating expenses.

      Prior to the acquisition of the timber enterprise, the Company had no material commitments for capital expenditures. The extent of such expenditures will be disclosed once the consolidated financial statements are completed.

CURRENT BOARD OF DIRECTORS AND OFFICERS

         Dr. David F. Hostelley, CPA Board of Directors Interim President, Secretary/Treasurer, and CFO.

         Dr. Dennis Byrne         Board of Directors       Assistant Secretary

      The Board of Directors anticipates appointing five persons who have already been nominated by the majority shareholder on November 17, 2004. Once that has occurred, the current Board will resign from all capacities.

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

On October 14, 2004 the Board of Directors filed a "Certificate of Amendment to the Articles of Incorporation amending the authorized common shares from 100,000,000 shares to 300,000,000 shares of common stock, while retaining the authority to issue 5,000,000 shares of preferred stock. On October 1, 2004 the Company affected a 1:200 reverse stock split thereby having 400,000 shares outstanding from the 80,000,000 shares previously outstanding. As a result of the split, an additional 680 shares were issued to shareholders who had less than one share as a result of the split. On October 22, 2004, 240,000,000 shares of common stock were issued to Timbermans Group PTY Ltd of Port Melbourne, Victoria Australia in exchange for $60,000,000 of timber assets. Also, 17,000,000 shares of common stock were issued for services in connection with the timber transaction.

ITEM 3.  Defaults upon Senior Securities

Not Applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders

On April 4, 2004 management sought approval to sell either common stock, preferred stock, or a combination to raise capital for the company. Written approval was received from shareholders representing 14,172,580 shares or 70.8629% of the outstanding shares. On May 6, 2004 the Company was able to sell sixty million (60,000,000) restricted common shares to a qualified investor. On September 21, 2004, the Company filed a definitive information statement with the United States Securities and Exchange Commission with respect to the Australian timber exchange transaction.

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

      On September 1, 2004, Timbermans Group Pty Ltd, an Australian company, entered into an agreement to exchange all of the issued and outstanding shares of its wholly-owned subsidiary, Integrated Forest Products Pty Ltd, also an Australian company, for 240,000,000 shares of common stock of the Company. That transaction is expected to close on November 17, 2004.

SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 15, 2004            Australian Forest Industries

                                     By:  /s/ Dr. David F. Hostelley
                                          -----------------------
                                          Dr. David F. Hostelley,
                                          President and Principal
                                          Financial Officer