Form 10KSB
period 2004-12-31
MULTI TECH INTERNATIONAL CORP
filed 2005-05-19
CIK 1083743

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 2004                     Commission File
                                                                Number 0-25909

      AUSTRALIAN FOREST INDUSTRIES (f/k/a Multi-Tech International, Corp.)
                 (Name of small business issuer in its charter)

             Nevada                                          86-0931332
(State or other jurisdiction of                   (I.R.S. Employer incorporation
        or organization)                                 Identification No.)

                  4/95 Salmon Street, Port Melbourne, Victoria
                                 Australia, 3207
               (Address of principal executive offices) (Zip Code)

                  Issuer's telephone number: 011 61 3 8645 4340

         Securities registered under Section 12(b) of the Exchange Act:

                                                    Name of Each Exchange
Title of Each Class                                  on Which Registered
      NONE                                                   NONE

         Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 par value
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of May 13, 2005 was approximately $601,020 based on 400,680 shares of common stock. The number of shares of Common Stock of the registrant outstanding on May 13, 2005 was 257,400,680.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

HISTORY

Australian Forest Industries f/k/a Multi-Tech International, Corp., hereinafter referred to as "the Company", "we' or "us", was originally organized by the filing of Articles of Incorporation with the Secretary of State of the State of Nevada on September 21, 1998 under the name Oleramma, Inc. The Articles of Incorporation authorized the issuance of one hundred five million (105,000,000) shares, consisting of one hundred million (100,000,000) shares of Common Stock at par value of $0.001 per share and five million (5,000,000) shares of Preferred Stock at par value of $0.001.

On April 28, 1999, the Company changed its name to BuckTV,Com, Inc. on the basis that the Company would market consumer products through an InteractiveWeb site. The Company again changed its name in November 2002 to Multi-Tech International, Corp.

On September 1, 2004, we entered into a Share Exchange Agreement with Timbermans Group Pty Ltd, an Australian corporation and its wholly-owned subsidiary at the time Integrated Forest Products Pty Ltd, an Australian corporation as well ("Share Exchange Agreement" and "Share Exchange", respectively). Pursuant to such Share Exchange Agreement, we:

      o     completed a 200-1 reverse stock split of our common stock

      o     increased our authorized number of shares from 100,000,000 to
            300,000,000

      o changed our name from Multi-Tech International, Inc. to Australian Forest Industries

      o appointed Messrs. Michael Timms, Norman Backman, Colin Baird, Antony Esplin and Roger Timms to the board of directors

      o issued 257,000,000 shares of our common stock as a result of the Share Exchange Agreement

Thus, upon completion of the Share Exchange, Integrated Forest Products Pty Ltd ("IFP") became a wholly-owned subsidiary of the Company and the Company's symbol on the OTC-BB was changed from "MLTI" to "AUFI".

GENERAL

The majority of the issued and outstanding ordinary shares in the capital of the Company are held by Timbermans Group Pty Ltd, a leading supplier of softwood timber products in Australia. The shareholders of Timbermans Group are the same individuals who comprise our board of directors.

IFP owns a minority interest in Radiata Forest Services Pty Ltd which is a company owned jointly by a number of timber companies in the Canberra region. Radiata purchases logs on behalf of its shareholders and distributes them among those shareholders.

The timber industry in Australia experienced a strong demand from internal growth in residential and commercial construction along the Eastern coast of Australia. Additionally, export demand from China and elsewhere in Asia for lumber and other wood products continued to be very strong in recent years and management expects that this trend will continue in the foreseeable future.

The facilities of the Company are located in Australia. The business of the Company consists of a pine sawmilling and timber facility at Canberra, which has a capacity to process 165,000 cubic meters of sawn timber. This sawmill produced 120,000 cubic meters of log in the Fiscal Year 2004. The Company is currently in the process of arranging the financing for the construction of a second sawmill. With this second sawmill, the Company intends to exploit the log resource generated by our contract with Timbermans Group Pty Ltd which grants us the right to the Bombala Agreement described below.

In April 2003, Timbermans Group Pty Ltd entered into an agreement with the government of New South Wales which granted Timbermans the 20 year wood supply rights to timber from the Bombala forest, equal to approximately 300,000 cubic meters of wood ("Bombala Agreement"). This Agreement was assigned to the Company at that time with the full knowledge of the New South Wales government. Management believes that this is the last significant undeveloped pine forest in Eastern Australia. The Bombala Agreement provides, inter alia, that the log purchase price review mechanism is linked to the sawn timber actual price achieved for the products produced at the new sawmill to be built at Bombala, the market price for structural radiata pine timber, the ABS producer price index for softwood in Sydney and input costs such as wages and fuel. This mechanism is expected to adequately protect the Company from any decreasing market prices and in part from increased costs during the term of the Bombala Agreement. With the signing of the Bombala Agreement, the Company has insured its supply for at least 20 years and is renewable at the Company's option. With this asset the Company believes it has secured a major asset.

The Company's core markets are Australia and Southern Asia. The Company's revenues are generated solely in its core markets.

Recent events

The proposed new sawmill at Bombala is planned to begin construction in the 3rd quarter of 2005 after the approvals of the government of New South Wales and local council have been obtained.

The new mill operation will be situated on approximately 300 acres of land on the Monaro Highway, just south of Bombala. Management believes that the new mill will be a state of the art mill. It will be constructed by industry experts, including Acora Reneco Group, and will utilize state of the art machinery and technology.

The mill is expected to comprise sawing machines from the USA, Canada, Europe and Australia, and to have proven production capabilities, as well as safety, environmental and efficiency capabilities.

The total mill and ancillary investment are expected to be approximately $30 million (US). Most of the timber from the new mill will be transported in green form to the Integrated Forest Products plant at Canberra, for drying and dressing processing. The balance will be sold in green form.

The new mill is expected to initially process 300,000 cubic meters per year of log, although designed to cut in excess of 400,000 cubic meters per year, under the Bombala Agreement.

Furthermore, negotiations are at an advanced stage for the sale of all mill residues of sawdust, bark and waste wood chips.

The new sawmill at Bombala is expected to put the Company in a position to produce at a lower cost relative to its current cost level, and in compliance with all applicable safety standard. In addition, it is expected to provide acces to the Company to a large and high quality log supply, to Acora Reneco Group as leading Australian timber technology, mill and equipment suppliers, low cost production from expanding Integrated Forest Products and will allow the Company to concentrate on structural timber. Finally, the new sawmill is expected to create competitive economics of scale and to generate profits from the future integration of the Company's operations in Canberra and Bombala.

The Company recently purchased a new timber treatment facility for its operations in Canberra that was commissioned in early 2005. With its new timber treatment facility, management expects that it will be able to offer treated pine framing to the market as from March 2005. With the new facility, the Company expects to be able to meet an increased demand for treated timber as a result of changing rules and regulations for the construction of new homes that require the use of such timber for framing to be termite resistant.

Furthermore, Integrated Forest Products recently commissioned a new sawlog line which is expected to lift the log intake rate of its facility in Canberra to over 160,000 cubic meters per year, thereby increasing its sawing capacity by 38%, provide a recovery increase, a higher sawing accuracy, greater operator safety and a better timber finish.

Strategy

The Company's strategy is to maximize shareholder value, primarily by realizing economics of scale and profits, initially through the securing of access to additional log supplies from private forests, the installation of a new log sawing line at Integrated Forest Products to improve its efficiency, and the continuation of the meeting of milestones laid down in the Bombala Agreement. The medium term strategy of the Company is to build a new green sawmill in Bombala, and to expand its drying and planing facilities for the intake of green sawn timber from the facilities then operated at Bombala. The long term strategy of the Company is to combine its wood chip production facilities, and to export wood chips with its strategic partner the State Forest of New South Wales, utilizing both the Company's and the State Forest of New South Wales' supply, or, alternatively, to establish a fibre board factory at Bombala utilizing its available wood chips. Other options are also being investigated.

Employees

At the end of December 2004, we employed 121 full time equivalents. Employees play a crucial role in the success of our business. We encourage our employees to take initiative to further enhance our efficiency in timber production. In order to assist our employees, we constantly seek to train and educate them, either on an individual basis (product knowledge and quality control) or on a more collective basis (office automation and management skills). We have never experienced a work stoppage resulting from labor problems.

Our employees are members of the CFMEU which is one of the largest unions in Australia. As a result, each non-executive employee is a party to a collective bargaining agreement known as an Enterprise Bargaining Agreement which determines the terms of employment of each non-executive employee. Management believes that its relations with such union are impeccable and the risk of work stoppages is extremely unlikely.

Competition

The Australian wood products market is a competitive market and could become more competitive in the future. Our competitors are diverse and offer products similar to our products. Some of our competitors have access to significantly greater financial, marketing and other resources than us. Increased competition may result in price reductions for our products, reduced revenues and gross margins and loss of market share. We are committed to executing our strategy as set out above, inter alia, by focusing on our ability to source capital equipment at very competitive prices and effectively manage facilities as a result of management's extensive consulting experience.

At the time many sawmills in Australia are facing limitations on log supply as older forests are becoming less productive and a series of significant forest fires over the past five years have diminished the availability of high quality logs.

We believe that we have certain competitive advantages our (i) ability to construct efficient low cost mills, as a result of our strategic alliance with Acora Reneco Group, (ii) access to log resources through the Bombala Agreement,
(iii) excess drying and dressing capacity in the Canberra processing facilities,
(iv) low cost operating and management techniques, and (v) operations management system, which we believe to be superior to the systems of our competitors.

Finally, unlike most of our competitors, we believe that we have the ability for low cost incremental expansion of our Canberra and future Bombala facilities, mainly because of our spare processing capacity, subject to the availability of logs - the supply of which we believe to have secured through our Bombala Agreement, our log merchandising facility at Bombala for greater fibre recovery from whole log, and the availablity of in-house process control and selective hi-tech equipment.

It is our belief that, if we get the new facility in operation in 2006, we can record operating performance equal or better than that shown by the large capital forestry companies including the high growth ones.

ITEM 2. DESCRIPTION OF PROPERTY

Our main facility is located in Australia which consists of pine sawmilling and timber facility at Canberra, which has a capacity to products 165,000 cubic meters of log. We are currently in the process of arranging the financing for the construction of a second in the Bombala region to further exploit the log resources generated by the Bombala Agreement.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. Management of the Company does not believe that there are any proceedings to which any director, officer, or affiliate of the Company, any owner of record of the beneficially or more than five percent of the common stock of the Company, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.



                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) The Company's Common Stock is traded on the OTC-Bulletin Board under the symbol AUFI. The following sets forth the range of the closing bid prices for the Company's Common Stock for the period January 1, 2003 through May 16, 2005. Such prices represent inter-dealer quotations, do not represent actual transactions, and do not include retail mark-ups, mark-downs or commissions. Such prices were determined from information provided by a majority of the market makers for the Company's Common Stock.

----------------------------------------------------------------------------
                                       High Close           Low Close
----------------------------------------------------------------------------

----------------------------------------------------------------------------
2003

----------------------------------------------------------------------------
First Quarter                             0.40                 0.20
----------------------------------------------------------------------------
Second Quarter                            0.12                 0.05
----------------------------------------------------------------------------
Third Quarter                             0.02                 0.02
----------------------------------------------------------------------------
Fourth Quarter                           0.015                0.015
----------------------------------------------------------------------------

----------------------------------------------------------------------------
2004

----------------------------------------------------------------------------
First Quarter                            0.015                0.015
----------------------------------------------------------------------------
Second Quarter                           0.015                0.015
----------------------------------------------------------------------------
Third Quarter                            0.015                0.015
----------------------------------------------------------------------------
Fourth Quarter                            2.50                 0.60
----------------------------------------------------------------------------

----------------------------------------------------------------------------
2005

----------------------------------------------------------------------------
First Quarter                             1.51                 1.50
----------------------------------------------------------------------------
Second Quarter (through May
16, 2005)                                 1.50                 1.50
----------------------------------------------------------------------------

(b) The approximate number of holders of the Common Stock of the Company as of May 16, 2005 was 900.

(c) No cash dividends were declared by the Company during the fiscal year ended December 31, 2004. While the payment of dividends rests within the discretion of the Board of Directors, it is not anticipated that cash dividends will be paid in the foreseeable future, as the Company intends to retain earnings, if any, for use in the development of its business. The payment of dividends is contingent upon the Company's future earnings, if any, the Company's financial condition and its capital requirements, general business conditions and other factors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

It should be noted that this Management's Discussion and Analysis of Financial Condition and Results of Operations may contain "forward-looking statements." The terms "believe," "anticipate," "intend," "goal," "expect," and similar expressions may identify forward-looking statements. These forward-looking statements represent the Company's current expectations or beliefs concerning future events. The matters covered by these statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements, including the Company's dependence on weather-related factors, introduction and customer acceptance of new products, the impact of competition and price erosion, as well as supply and manufacturing restraints and other risks and uncertainties. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation that the strategy, objectives or other plans of the Company will be achieved. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

RESULTS OF OPERATIONS

We are currently in the second year of operations and have generated significant revenues to date. Our activities from inception to date, were related to: our formation; preparation of our business model; arranging and planning financing and the acquiring all rights, title and interest to our timber rights located in the Canberra region; and the implementation and construction of our first sawmill also in the Canberra region.

Operating costs for the period from inception to December 31, 2003 aggregated $12,764,139. This includes costs incurred in procuring our rights under the Bombala Agreement and operating expenses for our Canberra sawmill. We incurred an operating loss of $60,162 and a total net loss of $56,569 or $.0002 per share.

Operating costs for the twelve-month period ended December 31, 2004 aggregated $14,531,990. This includes an increase in costs of goods sold of $2,443,463 which were a result of general costs associated with the growth of our business and management fees to our executive officers of $556,771 which were not paid in the prior fiscal year. As a result of the above we realized a loss of $868,406 for the twelve-month period ended December 31, 2004 or $.003 per share.

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 2003 and 2004 we had current assets of $3,446,184 and $3,734,404, respectively.

Net cash used in operating activities for the period from inception to December 31, 2003 was $747,887. Net cash used in operating activities for the period from inception to December 31, 2004 was $(56,542). The decrease in net cash was a result of an increase in payments to suppliers and employees of $4,979,980 which was a consequence of our growing business and the addition of a significant number of employees.

In the twelve months ending December 31, 2004, the Company experienced an increase in net proceeds from borrowings/capitalized leases of $4,968,800 and during that same period an increase in loans to related parties of $1,350,201, thus resulting in net cash provided by financing activities of $1,808,526.

The Company is presently completing a second sawmill in Canberra which is anticipated to be operational in the third quarter of 2005 and which will be used primarily for processing the logs resulting from the Bombala Agreement.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's discussion and analysis of its financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, income taxes and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements Affecting The Company:

In December 2004, the FASB issued SFAS No. 123 (revised 2004), or SFAS 123R, "Share-Based Payment." This statement replaces SFAS 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board's Opinion No. 25 (ABP 25), "Accounting for Stock Issued to Employees." SFAS 123R will require us to measure the cost our employee stock-based compensation awards granted after the effective date based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform services in exchange for the award (generally over the vesting period of the award). SFAS 123R addresses all forms of share-based payments awards, including shares issued under employee stock purchase plans, stock option, restricted stock and stock appreciation rights. In addition, we will be required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS 123R is effective for fiscal periods beginning after June 15, 2005. Therefore, we are required to implement the standard no later than our third fiscal quarter which begins on July 1, 2005. SFAS 123R permits public companies to adopt its requirements using the following methods: (1) a "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date; or (2) a "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate their financial statements based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

                          AUSTRALIAN FOREST INDUSTRIES
                    (Formerly Multi-Tech International Corp.)

                          AUDITED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

CONTENTS
--------------------------------------------------------------------------------

Report of Independent Registered Public Accounting Firm               Page   F-1

Consolidated Balance Sheets                                                  F-2

Consolidated Statements of Operations                                        F-3

Consolidated Statements of Cash Flows                                        F-4

Consolidated Statement of Stockholders' Equity                               F-5

Notes to Consolidated Financial Statements                                   F-6

                              MEYLER & COMPANY, LLC
                          CERTIFIED PUBLIC ACCOUNTANTS
                                  ONE ARIN PARK
                                 1715 HIGHWAY 35
                              MIDDLETOWN, NJ 07748

             Report of Independent Registered Public Accounting Firm

To the Board of Directors
Australian Forest Industries
Melbourne, Australia

We have audited the accompanying balance sheets of Australian Forest Industries (formerly Multi-Tech International Corp.) as of December 31, 2004 and 2003 and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Australian Forest Industries as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.


                                                       /s/ Meyler & Company, LLC


Middletown, NJ
May 1, 2005

                          AUSTRALIAN FOREST INDUSTRIES
                    (Formerly Multi-Tech International Corp.)

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                       December 31,
                                                                               ----------------------------
                                                                                   2004            2003
                                                                               ------------    ------------
CURRENT ASSETS
   Cash                                                                                        $    459,927
   Accounts receivable                                                         $  1,611,756       1,873,003
   Inventory                                                                      1,983,039       1,030,799
   Prepaid expenses and other                                                       141,609          82,455
                                                                               ------------    ------------
          Total Current Assets                                                    3,736,404       3,446,184
PROPERTY, PLANT AND EQUIPMENT, net of accumulated
   depreciation of $2,721,972 and  $2,036,081 in 2004 and 2003, respectively      9,712,015       7,000,911

OTHER ASSETS
   Receivable from related party                                                    500,496
   Long-term timber supply contract, net of amortization of $36,943                 849,705
                                                                               ------------    ------------

                                                                               $ 14,798,620    $ 10,447,095
                                                                               ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Bank overdraft                                                              $    421,097
   Accounts payable                                                               3,154,429    $  1,762,425
   Current portion of capitalized lease obligations                                 731,217         351,308
   Accrued payroll, related taxes and benefits                                      542,414         539,460
                                                                               ------------    ------------
          Total Current Liabilities                                               4,849,157       2,653,193
CAPITALIZED LEASE OBLIGATIONS                                                     2,797,975           5,628

STOCKHOLDERS' EQUITY
   Preferred stock, par value $0.001, 5,000,000 shares
     authorized, none issued and outstanding
   Common stock, par value $0.001, 300,000,000 shares
     authorized, 257,400,680 issued and outstanding                                 257,400
   Common stock , no par value, 6,649,705 shares
      authorized,  5,319,764 issued and outstanding                                               9,813,217
   Additional paid-in capital                                                     9,810,817
   Comprehensive income                                                              42,210          65,590
   Accumulated deficit                                                           (2,958,939)     (2,090,533)
                                                                               ------------    ------------
          Total Stockholders' Equity                                              7,151,488       7,788,274
                                                                               ------------    ------------

          Total Liabilities and Stockholders' Equity                           $ 14,798,620    $ 10,447,095
                                                                               ============    ============

                 See accompanying notes to financial statements.

                          AUSTRALIAN FOREST INDUSTRIES
                    (Formerly Multi-Tech International Corp.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        For the Year Ended
                                                           December 31,
                                                 ------------------------------
                                                     2004              2003
                                                 ------------      ------------

REVENUE - SALES                                  $ 12,990,558      $ 12,703,977

COSTS AND EXPENSES
   Cost of goods sold                              11,685,458         9,241,995
   Selling, general and administrative              1,130,163         2,472,810
   Management fees                                    556,700
   Stock based compensation                           255,000
   Interest expense                                   217,251           529,034
   Depreciation and amortization                      687,418           520,300
                                                 ------------      ------------
          Total Costs and Expenses                 14,531,990        12,764,139
                                                 ------------      ------------

OPERATING LOSS                                     (1,541,432)          (60,162)

NON-OPERATING INCOME
   Other income                                       443,041             3,793
   Interest income                                      1,328
   Gain on disposal of assets                         228,657
                                                 ------------      ------------
          Total Non-Operating Income                  673,026             3,793
                                                 ------------      ------------

NET LOSS                                         $   (868,406)     $    (56,369)
                                                 ============      ============

                 See accompanying notes to financial statements.

                          AUSTRALIAN FOREST INDUSTRIES
                    (Formerly Multi-Tech International Corp.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      For the Year Ended
                                                                         December 31,
                                                                ----------------------------
                                                                    2004            2003
                                                                ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Receipts from customers                                      $ 15,342,971    $ 13,385,860
   Payments to suppliers and employees                           (17,737,064)    (12,757,084)
   Interest received                                                   1,403          10,265
   Interest paid                                                    (301,555)
   Other income                                                    2,420,067         108,846
   Net GST paid                                                      217,636
                                                                ------------    ------------
          Net Cash (Used in) Provided by Operating Activities        (56,542)        747,887
                                                                ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Payment for property, plant, and equipment                     (4,049,749)        (49,408)
   Proceeds from sale of property, plant, and equipment            1,667,148          21,876
                                                                ------------    ------------
          Net Cash Used in Investing Activities                   (2,382,601)        (27,532)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from borrowings/capitalized leases                 3,158,727      (1,810,073)
   Repayment of borrowings/capitalized leases                                        522,115
   Long-term timber supply contract                                 (849,705)
   Loans to related parties                                         (500,496)
                                                                ------------    ------------

          Net Cash Provided by (Used In) Financing Activities      1,808,526      (1,287,958)
                                                                ------------    ------------

NET DECREASE IN CASH                                                (630,617)       (567,603)
EFFECT OF EXCHANGE RATES ON CASH                                    (250,407)        253,706
CASH AT BEGINNING OF YEAR                                            459,927         773,824
                                                                ------------    ------------
CASH AT END OF YEAR                                             $   (421,097)   $    459,927
                                                                ============    ============

RECONCILIATION OF NET LOSS TO NET CASH (USED IN)
   PROVIDED BY OPERATING ACTIVITIES
   Net loss from operations                                     $   (868,406)   $    (56,369)
   Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Depreciation                                                    687,418         520,300
     Stock based compensation                                        255,000
     Changes to provisions for employee benefits                     (17,493)         49,959
     Changes to other provisions                                                      31,073
     Non-cash charges on related party loans                                         563,268
     Changes in assets and liabilities:
       Decrease (increase) in other assets                           (56,028)         25,294
       Decrease (increase) in inventory                           (1,015,050)        380,450
       Decrease (increase) in receivables                            332,236        (231,157)
       Increase (decrease) in payables                               625,781        (534,931)
                                                                ------------    ------------
          Net Cash (Used in) Provided by Operating Activities   $    (56,542)   $    747,887
                                                                ============    ============

NON-CASH FINANCING AND INVESTING ACTIVITIES
   They were no material non-cash financing and investing activities during the years ended December 31, 2004 and 2003 except as noted in the cash flow statement in respect to borrowings for capitalized lease arrangements.

                 See accompanying notes to financial statements.

                          AUSTRALIAN FOREST INDUSTRIES
                    (Formerly Multi-Tech International Corp.)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                        Accumulated
                             Preferred Stock        Common Stock          Additional                       Other          Total
                             ---------------  ------------------------     Paid-In       Accumulated    Comprehensive  Stockholders'
                             Shares   Amount     Shares       Amount       Capital         Deficit      Income (loss)     Equity
                             -------------------------------------------------------------------------------------------------------
Balance, December 31, 2002                      5,319,764    $9,813,217                 $(2,034,164)                    $7,779,053
Net loss for the year ended
   December 31, 2003                                                                        (56,369)                       (56,369)
Adjustments from exchange
   rate changes                                                                                           $65,590           65,590
                             -----    ------  -----------  ------------  ------------   ------------      -------       ----------
Balance, December 31, 2003
   and prior to Reverse Merger                  5,319,764     9,813,217                  (2,090,533)       65,590        7,788,274
Reverse Merger (Note 1)
   Exchange of Integrated
     Forest Products Pty Ltd
     shares for Australian
     Forest Industries                         (5,319,764)   (9,813,217) $  9,813,217
   Shareholders equity of
     Australian Forest
     Industries at date of
     merger                                       400,680           400    11,257,463   (11,257,863)
   Reverse Merger capitalization                                          (11,257,863)   11,257,863
   Issuance of shares at date of
    merger                                    240,000,000       240,000      (240,000)
   Issuance of shares for
     consulting agreement                      17,000,000        17,000       238,000                                      255,000
Adjustment from exchange
   rate changes                                                                                           (23,380)         (23,380)
Net loss for the year ended
   December 31, 2004                                                                       (868,406)                      (868,406)
                             -----    ------  -----------  ------------  ------------   ------------      -------       ----------

Balance, December 31, 2004                    257,400,680  $    257,400  $  9,810,817   $(2,958,939)      $42,210       $7,151,488
                             =====    ======  ===========  ============  ============   ============      =======       ==========

                 See accompanying notes to financial statements.

                          AUSTRALIAN FOREST INDUSTRIES
                    (Formerly Multi-Tech International Corp.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

NOTE A -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Nature of Business

      Australian Forest Industries ("the Company"), through its wholly owned subsidiary Integrated Forest Products Pty Ltd ("Integrated"), operates a saw mill in Australia which cuts pine timber into building products to supply the commercial and residential industry along the eastern coast of Australia.

      Reverse Merger

      On September 1, 2004, Integrated, owned by the Timbermans Group Pty Ltd ("Timbermans"), entered into a share exchange agreement with the Company and issued 240,000,000 shares of its common stock to acquire Integrated. In connection with the share exchange agreement, Integrated became a wholly owned subsidiary of the Company and Integrated's officers and directors became the officers and directors of the Company. Prior to the merger, the Company was a non-operating "shell" corporation. Pursuant to Securities and Exchange Commission rules, the merger of a private operating company (Integrated) into a non-operating public shell corporation with nominal net assets is considered a capital transaction. Accordingly, for accounting purposes, the merger has been treated as an acquisition of the Company by Integrated and a recapitalization of the Company. The historical financial statements for the years ended December 31, 2004 and 2003 are those of Integrated. Since the merger is a recapitalization and not a business combination, pro forma information is not presented.

      Foreign Currency Translation

      For 2004, the Company considered the Australian dollar to be its functional currency. Assets and liabilities were translated into US dollars at the year-end exchange rates. Statement of operations amounts were translated using the average rate during the year. Gains and losses resulting from translating foreign currency financial statements were accumulated in other comprehensive income, a separate component of stockholders' equity.

      Cash Equivalents

      For purposes of reporting cash flows, cash equivalents include investment instruments purchased with a maturity of three months or less. There were no cash equivalents in 2004 or 2003.

      Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Inventories

      Inventories are stated at the lower of cost or market value. Cost is determined using the first-in, first-out (FIFO) method.

                          AUSTRALIAN FOREST INDUSTRIES
                    (Formerly Multi-Tech International Corp.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                December 31, 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Equipment and Depreciation

      Equipment is stated at cost and is depreciated using the straight line method over the estimated useful lives of the respective assets. Routine maintenance, repairs and replacement costs are expensed as incurred and improvements that extend the useful life of the assets are capitalized. When equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is recognized in operations.

      Net Loss Per Common Share

      The Company computes per share amounts in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS No. 128 requires presentation of basic and diluted EPS. Basic EPS is computed by dividing the income (loss) available to Common Stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of Common Stock and Common Stock equivalents outstanding during the periods.

      Consolidated Financial Statements

      The consolidated financial statements include the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

      Comprehensive Income (Loss)

      SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components to be presented in association with a company's financial statements. Comprehensive income is defined as the change in a business enterprise's equity during a period arising from transactions, events or circumstances relating to non-owner sources, such as foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities. It includes all changes in equity during a period except those resulting from investments by or distributions to owners. Comprehensive income is accumulated in accumulated other comprehensive income (loss), a separate component of stockholders' equity.

      Business Combinations and Goodwill

      SFAS No. 123, "Accounting for Stock-Based Compensation" prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires employee compensation expense to be recorded (1) using the fair value method or (2) using the intrinsic value method as prescribed by accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB25") and related interpretations with pro forma disclosure of what net income and earnings per share would have been if the Company adopted the fair value method. The Company accounts for employee stock based compensation in accordance with the provisions of APB 25. For non-employee options and warrants, the company uses the fair value method as prescribed in SFAS 123.

                          AUSTRALIAN FOREST INDUSTRIES
                    (Formerly Multi-Tech International Corp.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                December 31, 2004

NOTE  A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Business Combinations and Goodwill (Continued)

      In July 2001, the FASB issued SFAS NO. 142, "Goodwill and Other Intangible Assets", which the Company adopted during 2003. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairment of goodwill.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 changes the accounting for long-lived assets to be held and used by eliminating the requirement to allocate goodwill to long-lived assets to be tested for impairment, by providing a probability weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of possible future cash flows and by establishing a primary-asset approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for long-lived assets to be held and used. SFAS No. 144 changes the accounting for long-lived assets to be disposed of other than by sale by requiring that the depreciable life of a long-lived asset to be abandoned be revised to reflect a shortened useful life and by requiring the impairment loss to be recognized at the date a long-lived asset is exchanged for a similar productive asset or distributed to owners in a spin-off if the carrying amount of the asset exceeds its fair value. SFAS No 144 changes the accounting for long-lived assets to be disposed of by sale by requiring that discontinued operations no longer be recognized at a net realizable value basis (but at the lower of carrying amount or fair value less costs to sell), by eliminating the recognition of future operating losses of discontinued components before they occur, and by broadening the presentation of discontinued operations in the income statement to include a component of an entity rather than a segment of a business. A component of an entity comprises operations and cash flows that can be clearly distinguished operationally, and for financial reporting purposes, from the rest of the entity.

      Revenue Recognition

      The Company's policy is to recognize revenue at the time products are shipped from its facilities.

NOTE B - INVENTORY

      Inventory consists of the following at December 31,

                                                   2004            2003
                                                ----------      ----------
      Raw materials and supplies                $   53,298      $  159,504
      Work in progress                             456,694         179,505
      Finished goods                             1,473,047         691,790
                                                ----------      ----------

                                                $1,938,039      $1,030,799
                                                ==========      ==========

                          AUSTRALIAN FOREST INDUSTRIES
                    (Formerly Multi-Tech International Corp.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                December 31, 2004

NOTE C - EQUIPMENT

      Equipment is comprised of the following at December 31,

                                           Useful
                                            Life         2004          2003
                                        -----------  -----------   -----------
      Land                                           $   932,400   $   932,400
      Buildings                              40        1,343,034     1,343,034
      Plant and equipment                    40        9,607,919     6,403,631
      Capital works in progress                          395,134       327,169
      Motor vehicles                          5          155,500        30,758
                                                     -----------   -----------
                                                      12,433,987     9,036,992
      Less: accumulated depreciation                   2,721,972     2,036,081
                                                     -----------   -----------

                                                     $ 9,712,015   $ 7,000,911
                                                     ===========   ===========

NOTE D - RELATED PARTY TRANSACTIONS

      Receivable From Related Party

      At December 31, 2004, the Company advanced $500,496 to the Timbermans Group which is currently the controlling shareholders. The advance is unsecured and has no specific repayment date. Subsequent to December 31, 2004, the Timbermans Group loaned the Company $1,000.000.

      Long-Term Log Supply Contract

      In November 2003, the Timbermans Group entered into a 20 year long-term log supply contract with the New South Wales State Government. To obtain the contract, the Timbermans Group paid $886,648. In February 2004, it assigned the contract to the Company's wholly owned subsidiary in Australia - Integrated Forest Products Pty, Ltd. The contract is being amortized over 20 years.

      The Company has an informal management fee agreement with the Timbermans Group for business and consulting management. There is no written agreement. During the year ended December 31, 2004, the management fee paid to the Timbermans Group was $556,700.

NOTE E - SHORT TERM BORROWING

      The Company has an overdraft facility with the National Bank of Australia in the amount of $780,000 at the Australian base rate plus 1.80% annually. The amount of the overdraft at December 31, 2004 was $421,097.

      Additionally, the Company has a facility to acquire equipment under capitalized leases aggregating $1,666,080. See Note F, Capitalized Lease Obligations.

      The Company, in connection with the Long Term Timber Supply Contract, has placed a bank guarantee in the amount of $780,000 with the New South Wales Government to insure a steady supply of timber.

      All of the credit facilities are secured by a first ranking mortgage debenture over all the assets and undertakings of Integrated, a first ranking mortgage over the land and buildings at Morwell, Canberra, a fixed charge over all the Company's receivables, a term deposit letter of set-off over Integrated for

                          AUSTRALIAN FOREST INDUSTRIES
                    (Formerly Multi-Tech International Corp.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                December 31, 2004

NOTE E - SHORT TERM BORROWING (CONTINUED)

      $1,000,000, a master lease agreement with Directors Guarantee and Indemnity for $1,666,080, and a $1,560,000 guarantee and indemnity from the Directors of Integrated.

      To the extent that the Timbermans Group advances funds to Integrated, the Timbermans Group loan facility with the National Bank of Australia has a letter of subordination up to $1,800,000.

NOTE F - CAPITAL LEASE OBLIGATIONS

      The Company has obtained various pieces of equipment under capital leases expiring through 2009. The assets and liabilities under these capital leases ($1,666,080 with the National Bank of Australia) are recorded at the lower of the present values of the minimum lease payments or the fair values of the assets. The assets are included in property and equipment and are being depreciated over their estimated useful lives.

      As of December 31, 2004, minimum future lease payments under these capital leases are:

                                                  For the
                                                Years Ending
                                                 December 31,       Amount
                                                 ------------     ----------
                                                    2005          $  954,473
                                                    2006             946,228
                                                    2007             946,228
                                                    2008             946,228
                                                    2009             343,819
                                                                  ----------
              Total minimum lease payments                        $4,136,976
                                                                  ==========

                                                          December 31,
                                                    ------------------------
                                                       2004          2003
                                                    ----------    ----------
      Total minimum lease payments                  $4,136,976    $  374,782
      Less: amounts representing interest              607,784        17,846
             Net minimum lease payments              3,529,192       356,936
      Less: current portion                            731,217       351,308
                                                    ----------    ----------
      Long-term portion                             $2,797,975    $    5,628
                                                    ==========    ==========

NOTE G - INCOME TAXES

      The Company has adopted Financial Accounting Statement SFAS No. 109, Accounting for Income Taxes. Under this method, the Company recognizes a deferred tax liability or asset for temporary differences between the tax basis of an asset or liability and the related amount reported on the financial statements. The principal types of differences, which are measured at current tax rates, are net operating loss carry forwards. At December 31, 2004, these differences resulted in a deferred tax asset of approximately $887,700. SFAS No. 109 requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Since realization is not assured, the Company has recorded a valuation allowance for the entire deferred tax asset, and the accompanying financial statements do not reflect any net asset for deferred taxes at December 31, 2004.

                          AUSTRALIAN FOREST INDUSTRIES
                    (Formerly Multi-Tech International Corp.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                December 31, 2004

NOTE G -  INCOME TAXES (CONTINUED)

      The Company's net operating loss carry forwards amounted to approximately $2,958,000 at December 31, 2004, which have unlimited expiration.

NOTE H - STOCKHOLDERS' EQUITY

      In connection with the Reverse Merger on September 1, 2004, the company issued 17,000,000 shares to a consultant. The shares were valued at $0.015 per share which was the average trading price for the third quarter.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Through the September 30, 2004 reporting period, our accountants were Michael Johnson & Co., LLC. In January 2005, we changed accountants to Meyler & Company LLC, independent certified public accountants. At no time has there been any disagreement with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 8A. DISCLOSURE CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures.

As of the end of the period covering this Form 10-KSB, we evaluated the effectiveness of the design and operation of our "disclosure controls and procedures". The Company's President conducted this evaluation by himself.

(i) Definition of Disclosure Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed with the objective of ensuring that information required to be disclosed in our periodic reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As defined by the SEC, such disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the President and Chief Financial Officer, in such a manner as to allow timely disclosure decisions.

(ii) Limitations on the Effectiveness of Disclosure Controls and Procedures and Internal Controls.

The Company recognizes that a system of disclosure controls and procedures (as well as a system of internal controls), no matter how well conceived and operated, cannot provide absolute assurance that the objectives of the system are met. Further, the design of such a system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented in a number of ways. Because of the inherent limitations in a cost-effective control system, system failures may occur and not be detected. However, our officers and directors believe that our system of disclosure controls and procedures provides reasonable assurance of achieving their objectives.

(iii) Conclusions with Respect to Our Evaluation of Disclosure Controls and Procedures.

Our officers and directors have concluded, based on the evaluation of these controls and procedures, that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC filings.

(b) Changes in Internal Controls.

There have been no changes in our internal controls over financial reporting during the last fiscal quarter of 2004 that has materially affected or is reasonably likely to affect the Company's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

                             OFFICERS AND DIRECTORS

We have 5 executive officers who also serve as our board of directors. Our directors are elected at each annual meeting of shareholders. The following individuals are all of our executive officers and directors:

     Name               Age     Positions and Offices With The Company
     ----               ---     --------------------------------------
     Michael Timms      54      Chief Executive Officer; President; Chairman
                                of the Board

     Norman Backman     56      Chief Operating Officer; Director

     Colin Baird        46      Chief Financial Officer; Director

     Tony Esplin        42      Executive Vice President - Marketing; Director

     Roger Timms        49      Executive Vice President - Engineering; Director

The following is a biographical summary of the directors and officers of the
Company:

Michael Timms

Mr. Michael Bruce Timms was born at 30 May 1950 in Bega, New South Wales, Australia. He has spent over thirty years in the sawmilling industry. He has been involved with design and construction of over seven greenfield sawmill facilities and scores of equipment upgrades across Australia and Canada in both the Hardwood and Softwood sectors, through his engineering business, Acora Reneco Group Pty Ltd. Among other responsibilities he works as Chief Executive Officer and President of the Company and is Chairman of the Board.

Norman Backman

Mr. Norman William Backman was born at 20 September 1948 in Melbourne, Australia. He has over thirty years of experience in the sawmilling industry. He has worked for a long period with Amcor and Brown & Dureau as Mill Manager at the Morwell facility. At Integrated Forest Industries Pty Ltd he will work as Director of Operations. Mr. Backman has access to a team of industry experienced individuals possessing relevant and highly refined sawmill information technology systems technology and cost accounting experience.

Colin Baird

Mr. Colin Baird was born at 22 June 1958 in Melbourne, Australia. He is a qualified accountant who has operated his own practice, Colib Pty Ltd since 1987. He has been involved in the timber industry through his association with some of his clients since 1983. At present his practice has in excess of 500 clients. Mr. Baird is Director of Finance of the Company.

Tony Esplin

Mr. Tony Esplin was born at 23 August 1962 in Melbourne, Australia. He has had twelve years of experience in the sawmill industry covering fabrication of sawmill equipment, project management of new sawmills through his own business, Acora Reneco Group Pty Ltd. Over the last four years he has been involved in the on site management of Integrated Forest Products, covering all aspects of sawmill administration, including log procurement and product marketing. He works as Director of Marketing & Log Procurement for the Company.

Roger Timms

Mr. Roger Kenneth Timms was born 24 April 1956 in Bega, New South Wales, Australia. He has spent over twenty-five years in the sawmilling industry. He is currently involved in the design, supply and installation of sawmill equipment in Australia and part owns a company, Acora Reneco Group Pty Ltd, which performs these functions. He is the Company's Director of Engineering.

Director Positions in Other Public Companies

No director holds any directorship in a company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of such Act. No director holds any directorship in a company registered as an investment company under the Investment Company Act of 1940. However, with the exception of Norman Backman, the remaining directors have other business interest and work for the Company on a part-time basis at the present time.

Code of Conduct

The Company does not have an Audit or Strategy committee. Neither does the Company have a standing nominating committee or any committee performing a similar function. For the above reasons, the Company has not adopted a code of ethics.

                      COMPLIANCE WITH SECTION 16(a) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors who beneficially own more than ten percent (10%) of the Company's Common Stock to file initial reports of ownership and reports of changes of ownership with the Securities and Exchange Commission. Executive officers, directors and greater than ten percent (10%) beneficial owners are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

The information required to be compliant with Section 16(a) is found herein. However, at the present time the required individuals have not filed the appropriate Section 16(a) forms although it has been represented to the Company that such are being prepared and will be filed shortly after the filing of this annual report.

ITEM 10. EXECUTIVE COMPENSATION

The table below sets forth all annual and long-term compensation paid by the Company through the latest practicable date to the Chief Executive Officer of the Company and to all executive officers of the Company who received total annual salary and bonus in excess of $100,000 for services rendered in all capacities to the Company and its subsidiaries during the fiscal year ended December 31, 2004 only as the Company did not have operations in 2003.

The following table sets forth information concerning all remuneration paid by the Company as of December 31, 2004 to the Company's Directors and Executive
Officers:

Summary Compensation Table

                                                                              Long-Term
                                                                             Compensation
                                                                                Awards
                                                                             ------------
                                                                                         Securities
                                                                                         Underlying
                                                                                         Options (#)    All Other
Name and Principal Position                         Year          Salary         Bonus     /SARS       Compensation
---------------------------                         ----          ------         -----     -----       ------------
Michael Timms -
Chairman of the Board; CEO and President            2004        $ 56,000         0                                0

Coin Baird - Chief Financial Officer
   and Director                                     2004          28,000         0                                0

Tony Esplin - Executive Vice President
   - Marketing; Director                            2004          56,000         0                                0

Norman Backman - Chief Operating
   Officer; Director                                2004         140,000         0                                0

Roger Timms - Executive Vice President
   - Marketing; Director                            2004          20,000         0                                0

Directors' Compensation

Other than minimal expenses incurred for traveling to Canberra which were reimbursed by the Company, during the fiscal year ended December 31, 2004 our Directors did not received a fee for serving in that capacity.

Employment Contracts

There are no employment agreements with the executive officers at this time.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding the beneficial ownership of the shares of the Common Stock (the only class of shares previously issued by the Company) at May 16, 2005, by (i) each person known by the Company to be the beneficial owner of more than five percent (5%) of the Company's outstanding shares of Common Stock, (ii) each director of the Company, (iii) the executive officers of the Company, and (iv) by all directors and executive officers of the Company as a group. Other than the Timbermans Group Pty Ltd, each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at the address of the Company.

----------------------------------------------------------------------------------------------------------------------
Title of Class            Name of Beneficial Owner          Shares of Common Stock              Percent of Class
----------------------------------------------------------------------------------------------------------------------
Common                    Timbermans Group Pty Ltd(1)                         140,000,000                      54.47%

----------------------------------------------------------------------------------------------------------------------
Common                    Jeffrey Reade                                        17,000,000                       6.61%

----------------------------------------------------------------------------------------------------------------------
Common                    Norman Backman(2)                                    20,000,000                       7.78%

----------------------------------------------------------------------------------------------------------------------
Common                    Colin Baird(3)                                       20,000,000                       7.78%

----------------------------------------------------------------------------------------------------------------------
Common                    Tony Esplin(4)                                       20,000,000                       7.78%

----------------------------------------------------------------------------------------------------------------------
Common                    Michael Timms(5)                                     20,000,000                       7.78%

----------------------------------------------------------------------------------------------------------------------
Common                    Roger Timms(6)                                       20,000,000                       7.78%
----------------------------------------------------------------------------------------------------------------------

Directors and Officers
as a group                                                                    240,000,000                      93.39%
----------------------------------------------------------------------------------------------------------------------

(1) Timbermans Group Pty Ltd is an Australian corporation with 5 shareholders who are the same individuals as our officers and directors. For the purposes of aggregating the securities ownership of officers and directors, we have included those shares held by Timbermans Group.

(2) Mr. Backman maintains his shares in a holding company organized under the laws of the Cayman Islands of which he has sole beneficial control.

(3) Mr. Baird maintains his shares in a holding company organized under the laws of the Cayman Islands of which he has sole beneficial control.

(4) Mr. Esplin maintains his shares in a holding company organized under the laws of the Cayman Islands of which he has sole beneficial control.

(5) Mr. Michael Timms maintains his shares in a holding company organized under the laws of the Cayman Islands of which he has sole beneficial control.

(6) Mr. Roger Timms maintains his shares in a holding company organized under the laws of the Cayman Islands of which he has sole beneficial control.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Timbermans Group Pty Ltd owns the majority of the shares of common stock of the Company and its shareholders are the same individuals as our officers and directors. Three of the directors of our Company also own 100% of Acora Reneco Group which is the largest Australian manufacturer and designer of original sawmilling equipment as well as an agent for sales and distribution for sawmilling equipment manufactured by other companies. The Company presently has an agreement in place pursuant to which Acora supplies the Company's sawmill equipment needs. All transactions between Acora and the Company are at arms length terms.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

Exhibit
Number   Exhibit Description

10.1     Enterprise Bargaining Agreement

10.2     ARG Agreement

10.3     Bombala Timber Supply Agreement

10.4     Radiata Pine Log Sale Agreement

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company's fiscal year ended December 31, 2004, the cost for professional services rendered for the audit of our financial statements and the review of the Form 10-KSB aggregated $15,000.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2004.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUSTRALIAN FOREST INDUSTRIES


/s/ Michael Timms
-----------------
Name: Michael Timms
Title: Chief Executive Officer, President and Chairman
Date: May 18, 2005


/s/ Colin Baird
---------------
Name: Colin Baird
Title: Chief Financial Officer and Director
Date: May 18, 2005


/s/ Roger Timms
---------------
Name: Roger Timms
Title: Executive Vice President and Director
Date: May 18, 2005