Form 10QSB
period 2005-03-31
MULTI TECH INTERNATIONAL CORP
filed 2005-06-15
CIK 1083743

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549
                                   FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2005
                         Commission file number 0-25909
                          Australian Forest Industries
        (Exact name of small business issuer as specified in its charter)



              Nevada                                    86-0931332
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                   Identification No.)



                    (Address of principal executive offices)


                           (Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

The number of shares of the issuer's outstanding common stock, which is the only class of its common equity, on May 25, 2005 was 257,400,680.

ITEM 1 FINANCIAL STATEMENTS


Description                                                           Page No.

FINANCIAL INFORMATION:

Financial Statements

Consolidated Balance Sheets at March 31, 2005 (Unaudited).............    1

Consolidated Statement of Operations (Unaudited)......................    2

Consolidated Statements of Cash Flows (Unaudited) ....................    3

Notes to Consolidated Financial Statements (Unaudited)................    4

ITEM 1.  FINANCIAL STATEMENTS

                          AUSTRALIAN FOREST INDUSTRIES
                    (Formerly Multi-Tech International Corp.)

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                               March 31,      December 31,
                                                                 2005            2004
                                                             ------------    ------------
CURRENT ASSETS
   Accounts receivable                                       $  2,532,221    $  1,611,756
   Inventory                                                    2,100,018       1,983,039
   Prepaid expenses and other                                      23,239         141,609
                                                             ------------    ------------
          Total Current Assets                                  4,655,478       3,736,404

PROPERTY, PLANT AND EQUIPMENT, net of accumulated               9,625,989       9,712,015

OTHER ASSETS
   Receivable from related party                                  495,621         500,496
   Long-term timber supply contract, net of amortization          838,621         849,705
                                                             ------------    ------------

                                                             $ 15,615,709    $ 14,798,620

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable to bank                                     $    953,079    $    421,097
    Accounts payable                                            3,877,807       3,154,429
   Current portion of capitalized lease obligations             1,100,821         731,217
   Accrued payroll, related taxes and benefits                    537,905         542,414
                                                             ------------    ------------
          Total Current Liabilities                             6,469,612       4,849,157
CAPITALIZED LEASE OBLIGATIONS                                   2,624,733       2,797,975

STOCKHOLDERS' EQUITY
   Preferred stock, par value $0.001, 5,000,000 shares
     authorized, none issued and outstanding
   Common stock, par value $0.001, 300,000,000 shares
     authorized, 257,400,680 issued and outstanding               257,400         257,400
   Additional paid-in capital                                   9,810,817       9,810,817

   Comprehensive income                                           121,928          42,210
   Accumulated deficit                                         (3,668,781)     (2,958,939)
                                                             ------------    ------------
          Total Stockholders' Equity                            6,521,364       7,151,488
                                                             ------------    ------------

          Total Liabilities and Stockholders' Equity         $ 15,615,709    $ 14,798,620
                                                             ============    ============




                 See accompanying notes to financial statements.

                          AUSTRALIAN FOREST INDUSTRIES
                    (Formerly Multi-Tech International Corp.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                              For the Quarter Ended
                                                     March 31,
                                         --------------------------------
                                              2005              2004
                                         --------------    --------------

REVENUE - SALES                          $    3,306,566    $    4,130,645

COSTS AND EXPENSES
   Cost of goods sold                         3,036,222         3,066,112
   Selling, general and administrative          567,264         1,000,643
   Management fees                              140,000
   Interest expense                              74,163           101,105
   Depreciation and amortization                198,759           209,950
                                         --------------    --------------
          Total Costs and Expenses            4,016,408         4,377,810
                                         --------------    --------------
OPERATING LOSS                                 (709,842)         (247,165)
                                         --------------    --------------
NET LOSS                                 $     (709,842)   $     (247,165)
                                         ==============    ==============
NET LOSS PER SHARE
                                         $        (0.01)   $        (0.01)
                                         ==============    ==============
WEIGHTED AVERAGE SHARES OUTSTANDING         257,400,680       257,400,680
                                         ==============    ==============




                 See accompanying notes to financial statements.

                          AUSTRALIAN FOREST INDUSTRIES
                    (Formerly Multi-Tech International Corp.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     For the Quarter Ended
                                                                            March 31,
                                                                --------------------------------
                                                                     2005              2004
                                                                --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Receipts from customers                                      $    2,505,461    $    2,699,878
   Payments to suppliers and employees                              (4,182,203)       (3,143,299)
   Other income                                                        448,130
                                                                --------------    --------------
          Net Cash (Used in) Provided by Operating Activities       (1,676,742)            4,709
                                                                --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Payment for property, plant, and equipment                          (61,023)       (1,653,287)
   Proceeds from sale of property, plant, and equipment              1,577,222
                                                                --------------    --------------
          Net Cash Used in Investing Activities                        (61,023)          (76,065)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from borrowings/capitalized leases                   1,196,111         1,031,626
   Long-term timber supply contract                                   (849,705)
   Loans to related parties                                           (241,096)
                                                                --------------    --------------
          Net Cash Provided by (Used In) Financing Activities        1,196,111           (59,175)
                                                                --------------    --------------

NET DECREASE IN CASH                                                  (541,654)         (130,531)
EFFECT OF EXCHANGE RATES ON CASH                                         9,672           154,345
CASH AT BEGINNING OF YEAR                                             (421,097)          459,927
                                                                --------------    --------------
CASH AT END OF YEAR                                             $     (953,079)   $      483,741
                                                                ==============    ==============



                 See accompanying notes to financial statements.

                          AUSTRALIAN FOREST INDUSTRIES
                    (Formerly Multi-Tech International Corp.)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in Australian Forest Industries' annual report on Form 10-KSB for the year ended December 31, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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


RESULTS OF OPERATIONS


We are currently in the second year of operations and have generated significant revenues to date. Our activities from inception to date were related to our formation, preparation of our business model, arranging and planning financing and the acquiring all rights, title and interest to our timber rights located in the Canberra region in addition to the implementation and construction of our first sawmill also in the Canberra region.


LIQUIDITY AND CAPITAL RESOURCES


On March 31, 2005 and December 31, 2004 we had current assets of $4,655,478 and $3,736,404, respectively.


Net cash used in operating activities for the three months ending March 31, 2005 was $(1,676,742). Net cash used in operating activities for the period from inception to March 31, 2004 was $4,709. The decrease in net cash was a result of an increase in payments to suppliers and employees of $1,038,904 which was a consequence of our growing business and the addition of a significant number of employees.


In the three months ending March 31, 2005, the Company experienced an increase in net cash provided by financing activities of $1,255,286 as a result of the reduction of payments related to a long term timber supply contract in the amount of $849,705 as well as loans to related parties of $241,096.


The Company is presently commencing construction of a second sawmill in Bombala NSW in the third quarter of 2005 and it is anticipated to be operational in the third quarter of 2006. Such sawmill will be used primarily for processing the logs resulting from the Bombala Agreement which was entered into in 2004.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the appropriate application of certain accounting policies, many of which require estimates and assumptions about future events and their impact on amounts reported in the financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates.

Management believes application of accounting policies, and the estimates inherently required by the policies, are reasonable. These accounting policies and estimates are constantly re-evaluated, and adjustments are made when facts and circumstances dictate a change. Historically, management has found the application of accounting policies to be appropriate, and actual results generally do not differ materially from those determined using necessary estimates.



Item 3.   Controls and Procedures.

         (a) Our principal executive officer and principal financial officer have each evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) as of a date within 90 days prior to the filing date of this quarterly report and have each concluded that our disclosure controls and procedures are adequate.

         (b) There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         (c) Not applicable

                                     PART II

Item 1. Legal Proceedings
None.

Item 2. Changes in Securities
None

Item 3. Defaults Upon Senior Securities
None

Item 4. Submission of Matters to a Vote of Security Holders
None

Item 5. Other Information
None

Item 6. Exhibits and Reports on Form 8-K

a. Exhibit Index

Exhibit 31.1 Certification of Chief Executive Officer

Exhibit 31.2 Certification of Chief Financial Officer

Exhibit 32.1 Certification of Chief Executive Officer

Exhibit 32.1 Certification of Chief Financial Officer


b. Reports on Form 8-K


None.


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


AUSTRALIAN FOREST INDUSTRIES



/s/ Michael Timms
-----------------
Name: Michael Timms
Title: CEO, President and Chairman of the Board
Date:  June 14, 2005


/s/ Colin Baird
---------------
Name: Colin Baird
Title: Chief Financial Officer
Date: June 14, 2005