Form 10QSB
period 2005-06-30
MULTI TECH INTERNATIONAL CORP
filed 2005-09-14
CIK 1083743

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

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

                                                                   Yes |X| No|_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

The number of shares of the issuer's outstanding common stock, which is the only class of its common equity, on August 25, 2005 was 257,400,680.

ITEM 1 FINANCIAL STATEMENTS

Description                                                                 Page
                                                                            No.
FINANCIAL INFORMATION:

Financial Statements

Consolidated Balance Sheets at June 30, 2005 (Unaudited)..................... 1

Consolidated Statement of Operations (Unaudited)............................. 2

Consolidated Statements of Cash Flows (Unaudited) ........................... 3

Notes to Consolidated Financial Statements (Unaudited)....................... 4

ITEM 1.  FINANCIAL STATEMENTS

                          AUSTRALIAN FOREST INDUSTRIES
                    (Formerly Multi-Tech International Corp.)

                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                June 30,      December 31,
                                                                                  2005            2004
                                                                              ------------    ------------
CURRENT ASSETS
   Cash                                                                       $    101,130
   Accounts receivable                                                           2,185,991    $  1,611,756
   Inventory                                                                     2,180,927       1,983,039
   Prepaid expenses and other                                                       10,373         141,609
                                                                              ------------    ------------
     Total Current Assets                                                        4,478,421       3,736,404
PROPERTY, PLANT AND EQUIPMENT, net of accumulated
   depreciation of $3,094,226 and  $2,721,972 in 2005 and 2004 respectively     11,286,320       9,712,015

OTHER ASSETS
   Receivable from related party                                                   377,462         500,496
   Long-term timber supply contract, net of amortization of $36,943                831,705         849,705
                                                                              ------------    ------------
          Total Assets                                                        $ 16,973,908    $ 14,798,620
                                                                              ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Bank overdraft                                                                             $    421,097
   Accounts payable                                                           $  4,236,945       3,154,429
   Current portion of capitalized lease obligations                              1,069,681         731,217
   Accrued payroll, related taxes and benefits                                     543,893         542,414
                                                                              ------------    ------------
     Total Current Liabilities                                                   5,850,519       4,849,157

CAPITALIZED LEASE OBLIGATIONS                                                    4,093,099       2,797,975

STOCKHOLDERS' EQUITY
   Preferred stock, par value $0.001, 5,000,000 shares
     authorized, none issued and outstanding
   Common stock, par value $0.001, 300,000,000 shares
     authorized, 257,400,680 issued and outstanding                                257,400         257,400
   Additional paid-in capital                                                    9,810,817       9,810,817

   Comprehensive income                                                            282,088          42,210
   Accumulated deficit                                                          (3,320,015)     (2,958,939)
                                                                              ------------    ------------
          Total Stockholders' Equity                                             7,030,290       7,151,488
                                                                              ------------    ------------
          Total Liabilities and Stockholders' Equity                          $ 16,973,908    $ 14,798,620
                                                                              ============    ============

                 See accompanying notes to financial statements

                          AUSTRALIAN FOREST INDUSTRIES
                    (Formerly Multi-Tech International Corp.)

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                           For the Three Months Ended         For the Six Months Ended
                                                     June 30,                        June 30,
                                         ------------------------------    ------------------------------
                                              2005             2004             2005             2004
                                         -------------    -------------    -------------    -------------
REVENUE - SALES                          $   3,439,748    $   2,434,709    $   6,746,314    $   6,565,354

COSTS AND EXPENSES
   Cost of goods sold                          822,929           51,564        3,859,151        3,117,676
   Selling, general and administrative       2,803,685        2,172,488        3,860,949        3,173,131
   Management fees                             350,000          357,064          357,064
   Interest expense                            105,894           (2,472)         180,057           98,633
   Depreciation and amortization               173,495          109,683          372,254          319,633
                                         -------------    -------------    -------------    -------------
          Total Costs and Expenses           4,256,003        2,688,327        8,272,411        7,066,137
                                         -------------    -------------    -------------    -------------

OPERATING LOSS                                (816,255)        (253,618)      (1,526,097)        (500,783)

OTHER INCOME                                 1,165,021                         1,165,021
                                         -------------    -------------    -------------    -------------

NET INCOME (LOSS)                        $     348,766    $    (253,618)   $    (361,076)   $    (500,783)
                                         =============    =============    =============    =============

NET LOSS PER  SHARE                      $        0.01    $        0.01    $       (0.01)   $        0.01
                                         =============    =============    =============    =============

WEIGHTED AVERAGE SHARES
   OUTSTANDING                             257,400,680      257,400,680      257,400,680      257,400,680
                                         =============    =============    =============    =============

                 See accompanying notes to financial statements.

                          AUSTRALIAN FOREST INDUSTRIES
                    (Formerly Multi-Tech International Corp.)

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 For the Six Months Ended
                                                                         June 30,
                                                                --------------------------
                                                                   2005           2004
                                                                -----------    -----------
CASH FLOW FROM OPERATING ACTIVITIES
   Receipts from customers                                      $(6,277,164)   $ 6,554,523
   Payments to suppliers and employees                            6,980,750     (6,759,784)
   Other income                                                     447,450
                                                                -----------    -----------

          Net Cash (Used in) Provided by Operating Activities      (703,586)       242,189
                                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Payment for property, plant, and equipment                    (5,005,438)    (1,865,160)
   Proceeds from sale of property, plant, and equipments          3,485,318      1,577,961
                                                                -----------    -----------
          Net Cash Used in Investing Activities                  (1,520,120)      (287,199)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from borrowings/capitalized leases                1,746,819      1,555,934
   Long term timber supply contract                                (231,695)
   Loans to related parties                                         997,575     (1,201,561)
                                                                -----------    -----------
          Net Cash Proved by Financing Activities                 2,744,394        122,678

NET DECREASE IN CASH                                                520,688         77,668
EFFECT OF EXCHANGE RATES ON CASH                                      1,539
CASH AT BEGINNING OF YEAR                                          (421,097)       599,290
                                                                -----------    -----------

CASH AT END OF YEAR                                             $   101,130    $   676,958
                                                                ===========    ===========

                 See accompanying notes to financialstatements.

                          AUSTRALIAN FOREST INDUSTRIES
                    (Formerly Multi-Tech International Corp.)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

      The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in Australian Forest Industries' annual report on Form 10-KSB for the year ended December 31, 2004.

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

Operating costs for the six-month period ended June 30, 2005 aggregated $8,272,411 as compared to $7,066,137 for the corresponding period in 2004. This includes a decrease in management fees of $357,064 which were a result of management's decisions to reduce costs for the period ending June 30, 2005. This also includes an increase in cost of goods sold and selling, general and administrative expenses of $1,429,293 from the corresponding period in 2004 which was result of the continuing development of our business plan and increasing of our sales efforts. In the six-month period ended June 30, 2005 we realized a net loss of $(361,076) as compared to net income of $7,495,849 for the corresponding six-month period ending in 2004. The reduction in income from 2004 to 2005 was due to our other income being $6,831,611. Our net loss per share was $(0.01) for both periods in 2005 and 2004.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2004 and 2005 we had current assets of $4,478,421.

Net cash used in operating activities for the six months ending June 30, 2005 was $(703,586) as compared to $242,189 for the six months ending June 30, 2004. The decrease in net cash was a result of other income for the period in 2005 as compared to other income of $447,450.

In the six months ending June 30, 2005, the Company experienced an increase in net cash provided by financing activities of $2,744,394 as a result of the reduction of payments related to a long term timber supply contract in the amount of $231,695 as well as the repayment of loans to related parties of $997,575.

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

AUSTRALIAN FOREST INDUSTRIES

/s/ Michael Timms
-------------------------------
Name:  Michael Timms
Title: CEO, President and Chairman of the Board
Date:  September 14, 2005

/s/ Colin Baird
--------------------------------
Name:  Colin Baird
Title: Chief Financial Officer
Date:  September 14, 2005