Form 10QSB
period 2005-09-30
MULTI TECH INTERNATIONAL CORP
filed 2005-11-21
CIK 1083743

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington D. C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarterly period ended September 30, 2005


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

Yes    X    No
   --------   --------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

The number of shares of the issuer's outstanding common stock, which is the only class of its common equity, on November 16, 2005 was 257,400,680.

ITEM 1 FINANCIAL STATEMENTS

    Description                                                             Page
                                                                             No.
FINANCIAL INFORMATION:

Financial Statements

Consolidated Balance Sheets at September 30, 2005 (Unaudited) ..............   3

Consolidated Statement of Operations (Unaudited) ...........................   4

Consolidated Statements of Cash Flows (Unaudited) ..........................   5

Notes to Consolidated Financial Statements (Unaudited) .....................   6

ITEM 1.  FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

                       AUSTRALIAN FOREST INDUSTRIES, INC.

                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                                  September 30,   December 31,
                                                                                      2005            2004
                                                                                  ------------    ------------
CURRENT ASSETS
   Accounts receivable                                                            $  3,224,449    $  1,611,756
   Inventory                                                                         2,224,756       1,983,039
   Prepaid expenses and other                                                            8,764         141,609
                                                                                  ------------    ------------
          Total Current Assets                                                       5,457,969       3,736,404

PROPERTY, PLANT AND EQUIPMENT                                                       11,523,056       9,712,015

OTHER ASSETS
   Receivable from related party                                                                       500,496
   Long-term timber supply contract, net of amortization                               839,200         849,705
                                                                                  ------------    ------------
          Total Assets                                                            $ 17,820,225    $ 14,798,620
                                                                                  ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Bank overdraft                                                                 $     41,524    $    421,097
    Accounts payable                                                                 4,336,411       3,154,429
   Current portion of capitalized lease obligations                                    764,183         731,217
   Accrued payroll, related taxes and benefits                                         559,390         542,414
                                                                                  ------------    ------------
          Total Current Liabilities                                                  5,701,508       4,849,157

NON-CURRENT LIABILITIES
   Timberman's group loan                                                              775,990
   Capitalized lease obligations                                                     4,106,520       2,797,975
                                                                                  ------------    ------------
          Total Non-Current Liabilities                                              4,882,510       2,797,975

STOCKHOLDERS' EQUITY
   Preferred stock, par value $0.001, 5,000,000 shares
     authorized, none issued and outstanding
   Common stock, par value $0.001, 300,000,000 shares
     authorized, 257,400,680 issued and outstanding                                    257,400         257,400
   Additional paid-in capital                                                        9,810,817       9,810,817

   Comprehensive income                                                                255,909          42,210
   Accumulated deficit                                                              (3,087,919)     (2,958,939)
                                                                                  ------------    ------------
          Total Stockholders' Equity                                                 7,236,207       7,151,488
                                                                                  ------------    ------------
          Total Liabilities and Stockholders' Equity                              $ 17,820,225    $ 14,798,620
                                                                                  ============    ============

                 See accompanying notes to financial statements.

                       AUSTRALIAN FOREST INDUSTRIES, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                           For the Three Months Ended        For the Nine Months Ended
                                                  September 30,                     September 30,
                                              2005             2004             2005             2004
                                         -------------    -------------    -------------    -------------
REVENUE - SALES                          $   3,377,974    $   2,725,673    $  10,124,288    $   9,291,027

COSTS AND EXPENSES
   Cost of goods sold                        1,894,605        1,495,781        5,753,756        4,613,457
   Selling, general and administrative       1,851,387        2,178,360        5,712,336        5,351,491
   Management fees                            (357,064)
   Interest expense                             89,555           42,137          269,612          140,770
   Depreciation and amortization               206,320          196,595          578,574          516,228
                                         -------------    -------------    -------------    -------------
          Total Costs and Expenses           4,041,867        3,555,809       12,314,278       10,621,946
                                         -------------    -------------    -------------    -------------

OPERATING LOSS                                (663,893)        (830,136)      (2,189,990)      (1,330,919)

OTHER INCOME                                   895,989        8,242,332        2,061,010        8,242,332
                                         -------------    -------------    -------------    -------------

NET INCOME (LOSS)                        $     232,096    $   7,412,196    $    (128,980)   $   6,911,413
                                         =============    =============    =============    =============

NET PROFIT/(LOSS) PER  SHARE             $        0.01    $        0.01    $       (0.01)   $        0.02
                                         =============    =============    =============    =============

WEIGHTED AVERAGE SHARES
   OUTSTANDING                             257,400,680      257,400,680      257,400,680       26,666,667
                                         =============    =============    =============    =============

                 See accompanying notes to financial statements.

                       AUSTRALIAN FOREST INDUSTRIES, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            For the Nine Months Ended
                                                                   September 30,
                                                               2005            2004
                                                          ------------    ------------
CASH FLOW FROM OPERATING ACTIVITIES
   Receipts from customers                                $  8,621,505    $  9,150,402
   Payments to suppliers and employees                     (10,730,283)    (10,387,947)
   Other income                                                 97,210         442,108
                                                          ------------    ------------

          Net Cash Used in Operating Activities             (2,011,568)       (795,437)
                                                          ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Payment for property, plant, and equipment               (5,492,136)     (3,114,799)
   Proceeds from sale of property, plant, and equipment      4,305,409       1,557,187
                                                          ------------    ------------
          Net Cash Used in Investing Activities             (1,186,727)     (1,557,612)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from borrowings/capitalized leases           1,423,717       2,482,682
   Loans to related parties                                  2,147,831      (1,295,650)
                                                          ------------    ------------
          Net Cash Proved by Financing Activities            3,571,548       1,187,032

NET INCREASE (DECREASE) IN CASH                                373,253      (1,166,017)
EFFECT OF EXCHANGE RATES ON CASH                                 6,320         131,748
CASH AT BEGINNING OF YEAR                                     (421,097)        459,927
                                                          ------------    ------------

CASH AT END OF YEAR                                       $    (41,524)   $   (574,342)
                                                          ============    ============

                 See accompanying notes to financial statements.

                       AUSTRALIAN FOREST INDUSTRIES, INC.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

      The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in Australian Forest Industries' Inc. annual report on Form 10-KSB for the year ended December 31, 2004.

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

RESULTS OF OPERATIONS

We are currently in the second year of operations and have generated significant revenues to date. Our activities from inception to date were related to our formation, preparation of our business model, arranging and planning financing and the acquiring all rights, title and interest to our timber rights located in the Canberra region in addition to the implementation and completion of our first upgrade of the Canberra sawmill.

Sales levels remained constant during this quarter compared to the previous quarter. Compared to this time last year sales were up by 16% for the quarter and 3% YTD.

Cost of Goods Sold improved due to better quality of log received. Quarterly Gross Profit margin was 43.9% compared to 43.2% YTD.

Labor costs were down for the quarter due to greater efficiencies (capital improvements) in the sawmill. However, on a YTD basis labor costs have increased by over 6% for the same time last year.

Operating Expenses have once again remained static with our costs for the quarter and YTD being the same as at this time last year. However, our costs for this quarter compared to the previous quarter rose by 11%. This was primarily due to some additional leasing costs on our new forklifts and mobile equipment.

Continual capital upgrades are still being undertaken. Major works have included the full commissioning of the Quad Saw, Reinbold Grinder and Cant Gang Sawing Line. All of these capital improvements have enabled the sawmill to be able to increase production substantially and to a level this sawmill has never been able to reach.

In regard to the Bombala sawmill, we are in the final stage of the approval process and hope to receive Government approval in early 2006. As soon as this occurs, we will be in a position to commence construction of this new facility immediately and still hope to be able to complete construction by the end of 2006.

Operating costs for the nine-month period ended September 30, 2005 aggregated $12,314,278 as compared to $10,621,946 for the corresponding period in 2004. This also includes an increase in cost of goods sold expenses of $1,140,299 from the corresponding period in 2004 which was result of the continuing development of our business plan and increasing of our production and engineering efforts. In the nine-month period ended September 30, 2005 we realized a net loss of $(128,980) as compared to net income of $6,911,413 for the corresponding nine-month period ending in 2004. The reduction in income from 2004 to 2005 was due to our other income being $2,679,658 in 2005, compared to $11,306,013 at the same time in 2004. Our net loss per share was $(0.01) for the period ending September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2004 we had current assets of $4,478,421 and on September 30, 2005, we had current assets of $5,457,969.

Net cash used in operating activities for the nine months ending September 30, 2005 was $(2,011,568) as compared to $(795,437) for the nine months ending September 30, 2004. The increase in net cash used was a result of other income of $97,210 for the period in 2005 as compared to other income of $442,108 in 2004.

In the nine months ending September 30, 2005, the Company experienced an increase in net cash provided by financing activities of $3,571,548 compared to $1,187,032 for the same period in 2004.

The Company is presently completing a second sawmill upgrade in Canberra which is anticipated to be operational in the third quarter of 2005 and which will be used primarily for processing the logs resulting from the Bombala Agreement which was entered into in 2004.

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


AUSTRALIAN FOREST INDUSTRIES


/s/ Michael Timms
-------------------------------
Name: Michael Timms
Title: CEO, President and Chairman of the Board
Date:  November 16, 2005


/s/ Colin Baird
--------------------------------
Name: Colin Baird
Title: Chief Financial Officer
Date: November 16, 2005