Form 10KSB
period 2005-12-31
MULTI TECH INTERNATIONAL CORP
filed 2006-05-19
CIK 1083743

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                                   FORM 10-KSB
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 2005                    Commission File
                                                                Number 0-25909

      AUSTRALIAN FOREST INDUSTRIES (f/k/a Multi-Tech International, Corp.)
                 (Name of small business issuer in its charter)


           Nevada                                               86-0931332
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                           Identification No.)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of May 9, 2006 was approximately $380,646 based on 400,680 shares of common stock. The number of shares of Common Stock of the registrant outstanding on May 9, 2006 was 257,400,680.

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

GENERAL

The majority of the issued and outstanding ordinary shares in the capital of the Company are held by Timbermans Group, a leading supplier of softwood timber products in Australia. The shareholders of Timbermans Group are the same individuals who comprise our board of directors.

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

The facilities of the Company are located in Australia. The business of the Company consists of a pine sawmilling and timber facility at Canberra, which has a capacity to process 200,000 cubic meters of sawn timber. This sawmill produced 120,000 cubic meters of log in the Fiscal Year 2005. The Company is currently in the process of arranging the financing for the construction of a second sawmill. With this second sawmill, the Company intends to exploit the log resource generated by our contract with Timbermans Group which grants us the right to the Bombala Agreement described below.

In April 2003, Timbermans Group Pty Ltd entered into an agreement with the government of New South Wales which granted Timbermans the 20 year wood supply rights to timber from the Bombala forest, equal to approximately 300,000 cubic meters of wood ("Bombala Agreement"). This Agreement was assigned to the Company at that time with the full knowledge of New South Wales government. Management believes that this is the last significant undeveloped pine forest in Eastern Australia. The Bombala Agreement provides, inter alia, that the log purchase price review mechanism is linked to the sawn timber actual price achieved for the products produced at the new sawmill to be built at Bombala, the market price for structural radiata pine timber, the ABS producer price index for softwood in Sydney and input costs such as wages and fuel. This mechanism is expected to adequately protect the Company from any decreasing market prices and in part from increased costs during the term of the Bombala Agreement. With the signing of the Bombala Agreement, the Company has insured its supply for at least 20 years and is renewable at the Company's option. With this asset the Company believes it has secured a major asset.

The Company's core markets are Australia and Southern Asia. The Company's revenues are generated solely in its core markets.

Recent events

The proposed new sawmill at Bombala is planned to begin construction in the 3rd quarter of 2006 after the approvals of the government of New South Wales and local council have been obtained.

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

The new sawmill at Bombala is expected to put the Company in a position to produce at a lower cost relative to its current cost level, and in compliance with all applicable safety standards. In addition, it is expected to provide access to the Company to a large and high quality log supply, to Acora Reneco Group as leading Australian timber technology, mill and equipment suppliers, low cost production from expanding Integrated Forest Products and will allow the Company to concentrate on structural timber. Finally, the new sawmill is expected to create competitive economics of scale and to generate profits from the future integration of the Company's operations in Canberra and Bombala.

In early 2005, the Company recently purchased a new timber treatment facility for its operations in Canberra. With this new timber treatment facility, management has been able to offer treated pine framing to the market since March 2005. With the new facility, the Company has been able to meet an increased demand for treated timber as a result of changing rules and regulations for the construction of new homes that require the use of such timber for framing to be termite resistant.

Furthermore, Integrated Forest Products commissioned a new sawlog line in 2005 which has lifted the log intake rate of its facility in Canberra to over 160,000 cubic meters per year, thereby increasing its sawing capacity by 38%, providing a recovery increase, a higher sawing accuracy, greater operator safety and a better timber finish.

Strategy

The Company's strategy is to maximize shareholder value, inter alia, by realizing economics of scale and profits, initially through the securing of access to additional log supplies from private forests, the installation of a new log sawing line at Integrated Forest Products to improve its efficiency, and the continuation of the meeting of milestones laid down in the Bombala Agreement. The medium term strategy of the Company is to build a new green sawmill in Bombala, and to expand its drying and planing facilities for the intake of green sawn timber from the facilities then operated at Bombala. The long term strategy of the Company is to combine its wood chip production facilities, and to export wood chips with its strategic partner the State Forest of New South Wales, utilizing both the Company's and the State Forest of New South Wales' supply, or, alternatively, to establish a fibre board factory at Bombala utilizing its available wood chips. Other options are also being investigated.

Employees

At the end of December 2005, we employed 121 full time equivalents. In the Company's vision, employees play a crucial role in the success of the Company. We encourage our employees to take initiative to further enhance our efficiency in timber production. In order to assist our employees, we constantly seek to train and educate them, either on an individual basis (product knowledge and quality control) or on a more collective basis (office automation and management skills). We have never experienced a work stoppage resulting from labor problems.

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

It is our belief that, when we get the new facility in operation in 2007, we can record operating performance equal or better than that shown by the large capital forestry companies including the high growth ones.

ITEM 2. DESCRIPTION OF PROPERTY

Our main facility is located in Australia which consists of pine sawmilling and timber facility at Canberra, which has a capacity to process 200,000 cubic meters of log. We are currently in the process of arranging the financing for the construction of a second in the Bombala region to further exploit the log resources generated by the Bombala Agreement.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.



                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) The Company's Common Stock is traded on the OTC-Bulletin Board under the symbol AUFI. The following sets forth the range of the closing bid prices for the Company's Common Stock for the period January 1, 2003 through May 9, 2006. Such prices represent inter-dealer quotations, do not represent actual transactions, and do not include retail mark-ups, mark-downs or commissions. Such prices were determined from information provided by a majority of the market makers for the Company's Common Stock.

                                         High Close      Low Close

                 2004

                 First Quarter              0.015          0.015
                 Second Quarter             0.015          0.015
                 Third Quarter              0.015          0.015
                 Fourth Quarter             2.50           0.60

                 2005

                 First Quarter              1.51           1.50
                 Second Quarter             1.50           1.50
                 Third Quarter              1.75           1.60
                 Fourth Quarter             8.00           1.25

                 2006

                 First Quarter              4.35            .75
                 Second Quarter
                 (through May 15th)         1.00            .75


(b) The approximate number of holders of the Common Stock of the Company as of May 16, 2006 was 900.

(c) No cash dividends were declared by the Company during the fiscal year ended December 31, 2005. While the payment of dividends rests within the discretion of the Board of Directors, it is not anticipated that cash dividends will be paid in the foreseeable future, as the Company intends to retain earnings, if any, for use in the development of its business. The payment of dividends is contingent upon the Company's future earnings, if any, the Company's financial condition and its capital requirements, general business conditions and other factors.

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


RESULTS OF OPERATIONS

We are currently in the third year of operations and have generated significant revenues to date. Our activities from inception to date were related to our formation, preparation of our business model, arranging and planning financing and the acquiring all rights, title and interest to our timber rights located in the Canberra region in addition to the implementation and construction of our first sawmill also in the Canberra region.

Operating costs for the year ended December 31, 2004 aggregated $13,916,006. This includes costs incurred in procuring our rights under the Bombala Agreement and operating expenses for our Canberra sawmill. We incurred an operating loss of $(925,448) and a total net loss of $(252,422) or $(0.01) per share.

Operating costs for the twelve-month period ended December 31, 2005 aggregated $17,279,622. This includes an increase in costs of goods sold of $(3,756,490) which were a result of general costs associated with the growth of our business. As a result of the above we realized a loss of $(3,779,823) for the twelve-month period ended December 31, 2005 or $(0.01) per share.


LIQUIDITY AND CAPITAL RESOURCES

On December 31, 2004 and 2005 we had current assets of $3,962,334 and $3,722,067, respectively.

Net cash used in operating activities for the period from inception to December 31, 2004 was $252,141. Net cash used in operating activities for the period from inception to December 31, 2005 was $(1,635,993). The decrease in net cash was partially a result of an increase in related party payables and decrease in relate party receivables of $797,543 which was a consequence of our growing business and the addition of a significant number of employees.

The Company completed a new sawline in Canberra which was operational in the third quarter of 2005 which is used primarily for processing the logs resulting from the Bombala Agreement.

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

CONTENTS
--------------------------------------------------------------------------------

Report of Independent Registered Public Accounting Firm                Page    1

Consolidated Balance Sheets                                                    2

Consolidated Statements of Operations                                          3

Consolidated Statements of Cash Flows                                          4

Consolidated Statement of Stockholders' Equity                                 5

Notes to Consolidated Financial Statements                                     6

                              MEYLER & COMPANY, LLC
                          CERTIFIED PUBLIC ACCOUNTANTS
                                  ONE ARIN PARK
                                 1715 HIGHWAY 35
                              MIDDLETOWN, NJ 07748

             Report of Independent Registered Public Accounting Firm

To the Board of Directors
Australian Forest Industries
Melbourne, Australia

We have audited the accompanying balance sheets of Australian Forest Industries as of December 31, 2005 and 2004 and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Australian Forest Industries as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United Staes of America.

                                          /s/ Meyler & Company, LLC

Middletown, NJ
May 17, 2005

                          AUSTRALIAN FOREST INDUSTRIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                     December 31,
                                                                2005            2004
                                                            ------------   ------------

                                                                            (Restated)
                                                            ------------   ------------

CURRENT ASSETS
   Cash                                                     $    127,014   $    225,189
   Accounts receivable                                         1,622,974      1,611,756
   Inventory                                                   1,778,340      1,983,039
   Prepaid expenses and other                                    193,739        142,350
                                                            ------------   ------------

          Total Current Assets                                 3,722,067      3,962,334

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation of $2,402,939 and  $2,349,923 in 2005
  and 2004, respectively                                      13,040,126     10,317,803

                                  OTHER ASSETS
   Receivable from related party                                 273,175
   Long-term timber supply contract, net
    of amortization of $91,843 and
    $36,943 in 2005 and 2004, respectively                       794,805        849,705
                                                            ------------   ------------

                                                            $ 17,556,998   $ 15,403,017
                                                            ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Bank overdraft                                          $    117,772   $    421,097
    Accounts payable                                           2,690,957      3,154,507
    Current portion of capitalized lease obligations           1,076,013        731,217
    Due to Timberman shareholders                              3,213,912        660,010
    Related party payable                                        592,844
    Accrued payroll, related taxes and benefits                  599,389        571,186
                                                            ------------   ------------

 Total Current Liabilities                                     8,290,887      5,538,017

OTHER LIABILITIES
  Capitalized lease obligations                                3,512,882      2,797,975
  Deferred capital gain                                        1,396,481
  Due to National Australian Bank                              4,818,000      5,229,350
                                                            ------------   ------------
       Total Liabilities                                      18,018,250     13,565,342
STOCKHOLDERS' EQUITY
  Preferred stock, par value $0.001, 5,000,000 shares
    authorized, none issued and outstanding
  Common stock, par value $0.001, 300,000,000 shares
    authorized, 257,400,680 issued and outstanding               257,400        257,400
   Additional paid-in capital                                  4,503,417      4,503,417

  Accumulated other comprehensive income                         333,619         21,796
  Accumulated deficit                                         (5,555,688)    (2,944,938)
                                                            ------------   ------------
       Total Stockholders' Equity                               (461,252)     1,837,675
                                                            ------------   ------------

       Total Liabilities and Stockholders' Equity           $ 17,556,998   $ 15,403,017
                                                            ============   ============

                 See accompanying notes to financial statements.

                          AUSTRALIAN FOREST INDUSTRIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         For the Year Ended
                                                            December 31,
                                                       2005            2004
                                                  -------------   -------------
                                                                    (Restated)
REVENUE - SALES                                   $  13,499,799   $  12,990,558

COSTS AND EXPENSES
  Cost of goods sold                                 15,441,948      11,685,458
  Selling, general and administrative                   653,091       1,285,332
  Stock based compensation                             255,000

  Interest expense                                      703,757         374,847
  Depreciation and amortization                         480,826         315,369
                                                  -------------   -------------
       Total Costs and Expenses                      17,279,622      13,916,006
                                                  -------------   -------------

OPERATING LOSS                                       (3,779,823)       (925,448)

NON-OPERATING INCOME
  Other income                                          225,851         443,041
  Interest income                                       164,941           1,328
  Gain on disposal of assets                            778,281         228,657
                                                  -------------   -------------

       Total Non-Operating Income                     1,169,073         673,026
                                                  -------------   -------------

NET LOSS                                          $  (2,610,750   $    (252,422)
                                                  =============   =============

Net Loss per share (Basic and Diluted)            $       (0.01)  $       (0.01)
                                                  =============   =============

Weighted  Average Common Shares Outstanding         257,400,680     257,400,680
                                                  =============   =============

                 See accompanying notes to financial statements.

                          AUSTRALIAN FOREST INDUSTRIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           For the Year Ended
                                                       ---------------------------
                                                                December 31,
                                                           2005           2004
                                                       ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES                                    (Restated)
  Net income (loss)                                    $ (2,610,750)  $   (252,422)
  Adjustments to reconcile net income to cash flows
    used in operating activities:
    Depreciation                                            438,947        315,369
    Amortization of Timber contract                          41,878
    Amortization of leaseback gain                          224,492        255,000

  Changes in operating activities:
    (Increase) decrease in prepaid expenses                  18,048        (59,895)
    (Increase) decreasein inventories                       204,699       (952,240)
    (Increase) decrease in receivables                      (11,217)       261,247
    (Increase) decrease in related party receivable         273,175       (273,175)
    (Increase) in Timber contract                          (886,648)
    Increase (decrease) in accounts payable and other
     liabilities                                           (463,550)     1,392,082
    Increase (decrease) in bank overdraft                  (303,325)       421,097
    Increase (decrease) in related party payable            592,844
    Increase (decrease) in accrued payroll                   28,203         31,726
    Increase in taxes payable                               (69,437)
       Net Cash (Used in) Provided by
         Operating Activities                            (1,635,993)       252,141

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital additions                                      (5,327,925)    (5,078,041)
  Disposition of capital assets                           1,716,416        815,150
                                                       ------------   ------------
       Net Cash Used in Investing Activities             (3,611,509)    (4,262,891)

CASH FLOWS FROM FINANCING ACTIVITIES
  Loans from shareholders                                 2,553,902        660,010
  Capital leases                                          1,059,703      3,172,256
  National Australian bank loan                            (411,350)     5,229,350
  Sale/leaseback deferred credit                          1,611,320
  Timberman controlling interest                         (5,307,400)
                                                       ------------   ------------
       Net Cash Provided by (Used In)
         Financing Activities                             4,813,575      3,754,216

EFFECT OF EXCHANGE RATES ON CASH                            335,752         21,796
                                                       ------------   ------------
(DECREASE) INCREASE IN CASH                                 (98,175)      (234,738)
CASH AT BEGINNING OF PERIOD                                 225,189        459,927
                                                       ------------   ------------

CASH AT END OF PERIOD                                  $    127,014   $    225,189
                                                       ============   ============

                 See accompanying notes to financial statements.

                          AUSTRALIAN FOREST INDUSTRIES

                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                  Preferred Stock       Common Stock            Additional
                                  ---------------  --------------------------      Paid-In
                                  shares  Amounts    Shares        Amount          Capital
--------------------------------------------------------------------------------------------
Balance, December 31, 2002                          5,319,764  $    9,813,217
Net loss for the year ended
   December 31, 2003
Adjustments from exchange
   rate changes
                                  ------  ------  -----------  --------------  ------------

Balance, December 31, 2003
   and prior to Reverse Merger                      5,319,764       9,813,217
Reverse Merger (Note 1)
   Exchange of Integrated
     Forest Products Pty Ltd
     shares for Australian
     Forest Industries
   Shareholders equity of
     Australian Forest
     Industries at date of
     merger                                                                         400,680
   Reverse Merger capitalization
   Issuance of shares at date of
    merger
   Issuance of shares for
     consulting agreement                          17,000,000          17,000       238,000
   Timbermans Group Pty. Ltd.
     investment in Company                                                       (5,307,400)
   Cumulative losses of Timber-
     man's Group Pty. Ltd.
Adjustment from exchange
   rate changes
Net loss for the year ended
   December 31, 2004
                                  ------  ------  -----------  --------------  ------------

Balance, December 31, 2004                        257,400,680         257,400     4,503,417
Adjustments from exchange
   rate changes
Net loss for the year ended
   December 31, 2005
                                  ------  ------  -----------  --------------  ------------
Balance, December 31, 2005                        257,400,680  $      257,400  $  9,810,817
                                  ======  ======  ===========  ==============  ============




                                                     Other           Total
                                   Accumulated    Comprehensive   Stockholders'
                                    Deficit        Income (loss)    Equity
-------------------------------------------------------------------------------
Balance, December 31, 2002        $  (2,034,164)                  $   7,779,053
Net loss for the year ended
   December 31, 2003                    (56,369)                        (56,369)
Adjustments from exchange
   rate changes                                                   $      65,590
                                  -------------   --------------  -------------
                                                                         65,590
Balance, December 31, 2003
   and prior to Reverse Merger       (2,090,533)          65,590      7,788,274
Reverse Merger (Note 1)
   Exchange of Integrated
     Forest Products Pty Ltd
     shares for Australian
     Forest Industries               (5,319,764)  (9,813,217) $       9,813,217
   Shareholders equity of
     Australian Forest
     Industries at date of
     merger                                 400       11,257,463    (11,257,863)
   Reverse Merger capitalization                     (11,257,863)    11,257,863
   Issuance of shares at date of
    merger                          240,000,000          240,000       (240,000)
   Issuance of shares for
     consulting agreement                                               255,000
   Timbermans Group Pty. Ltd.
     investment in Company                                           (5,307,400)
   Cumulative losses of Timber-
     man's Group Pty. Ltd.             (601,983)                       (601,983)
Adjustment from exchange
   rate changes                                          (43,794)       (43,794)
Net loss for the year ended
   December 31, 2004                   (252,422)                       (252,422)
                                  -------------   --------------  -------------

Balance, December 31, 2004           (2,944,938)          21,796      1,837,675
Adjustments from exchange
   rate changes                                          311,823        311,823
Net loss for the year ended
   December 31, 2005                 (2,610,750)                     (2,610,750)
                                  -------------   --------------  -------------
Balance, December 31, 2005        $  (5,555,688)  $      333,619  $    (461,252)
                                  =============   ==============  =============





                 See accompanying notes to financial statements.

                          AUSTRALIAN FOREST INDUSTRIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

NOTE A -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Nature of Business

        Australian Forest Industries ("the Company"), through its wholly owned subsidiary Integrated Forest Products Pty Ltd ("Integrated"), operates a saw mill in Australia which cuts pine timber into building products to supply the commercial and residential industry along the eastern coast of Australia.

        Reverse Merger

        On September 1, 2004, Integrated, owned by the Timbermans Group Pty Ltd ("Timbermans"), entered into a share exchange agreement with the Company and issued 240,000,000 shares of its common stock to acquire Integrated. In connection with the share exchange agreement, Integrated became a wholly owned subsidiary of the Company and Integrated's officers and directors became the officers and directors of the Company. Prior to the merger, the Company was a non-operating "shell" corporation. Pursuant to Securities and Exchange Commission rules, the merger of a private operating company (Integrated) into a non-operating public shell corporation with nominal net assets is considered a capital transaction. Accordingly, for accounting purposes, the merger has been treated as an acquisition of the Company by Integrated and a recapitalization of the Company. The historical financial statements for the years ended December 31, 2005 and 2004 are those of Integrated. Since the merger is a recapitalization and not a business combination, pro forma information is not presented.

        Foreign Currency Translation

        For 2005 and 2004, the Company considered the Australian dollar to be its functional currency. Assets and liabilities were translated into US dollars at the year-end exchange rates. Statement of operations amounts were translated using the average rate during the year. Gains and losses resulting from translating foreign currency financial statements were accumulated in other comprehensive income, a separate component of stockholders' equity.

        Cash Equivalents

        For purposes of reporting cash flows, cash equivalents include investment instruments purchased with a maturity of three months or less. There were no cash equivalents in 2005 or 2004.

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

                          AUSTRALIAN FOREST INDUSTRIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

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

        Stock Based Compensation

        The Company accounts for stock issued for services using the fair value method. In accordance with the Emergency Issues Task Force ("EITF") 96-18 , the measurement date of shares issued for service is the date at which the counterpart's performance is complete.

        Fair Values of Financial Instruments

        The Company uses financial instruments in the normal course of business. The carrying values of cash, accounts receivable, advance receivable, bank overdraft, accounts payable and accrued expenses approximate their fair value due to the short-term maturities of these assets and liabilities. The carrying values of notes payable and loans payable approximate their fair value based upon management's estimates using the best available information.

        Recent Accounting Pronouncements

        In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 (SFAS 153), "Exchanges of Non-monetary Assets." SFAS 153 amends the guidance in APB No. 29,

                          AUSTRALIAN FOREST INDUSTRIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

NOTE A -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        Recent Accounting Pronouncements (Continued)

        "Accounting for Non-monetary Assets." APB No.29 was based on the principle that exchanges of non-monetary assets should be measured on the fair value of the assets exchanged. SFAS 153 amends APB No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 151 is effective for financial statements issued for fiscal years beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material effect on the Company's financial position or results of operations.

        In December 2004, the FASB revised Statement of Financial Accounting Standards No. 123 (SFAS 123(R)), "Accounting for Stock-Based Compensation." The SFAS 123(R) revision established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It does not change the accounting guidance for share-based payment transactions with parties other than employees. For public entities that file as small business issuers, the revisions to SFAS 123(R) are effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of SFAS 123(R) is not expected to have a material effect on the Company's financial position or results of operations.

        In May 2005, the FASB issued SFAS no. 154, "Accounting Changes and Error Corrections ("SFAS No. 154") which replaces APB Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of ABP Opinion No. 28. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. Specially, this statement requires "retrospective application" of the direct effect for a voluntary change in accounting principle to prior periods' financial statements, if it is practical to do so. SFAS No. 154 also strictly defines the term "restatement" to mean the correction of an error revising previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and are required to be adopted by the Company in the first quarter of fiscal year 2006. Management does not anticipate that adoption will have a material impact on our results of operations, financial position or cash flows.

        Revenue Recognition

        The Company's policy is to recognize revenue at the time products are shipped from its facilities.

NOTE B - VARIABLE INTEREST ENTITIES

        In January 2003, the FASB issued FIN 46 and in December 2003, it issued a revised interpretation of FIN 46 (FIN 46-R), which supersedes FIN 46 and clarifies and expands current accounting guidance for determining whether certain entities should be consolidated in the Company's consolidated financial statements. An entity is subject to FIN 46 and is called a Variable Interest Entity (VIE) if it has (1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about

                          AUSTRALIAN FOREST INDUSTRIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

NOTE B - VARIABLE INTEREST ENTITIES (CONTINUED)

        the entity's operations, or that do not absorb the expected losses or receive the expected returns of the entity. A VIE is consolidated by its primary beneficiary, which is the party that has a majority of the expected losses or a majority of the expected residual returns of the VIE, or both.

        The Company has concluded that the entity, Timbermans Group Pty. Ltd. is deemed to be VIE under FIN 46 and accordingly has been consolidated in the financial statements for 2005 and 2004. Timbermans Group, a holding company, had total assets of $7,357,379 and $5,307,658, total liabilities of $8,050,323 and $5,181,152, accumulated earnings (deficits) of $(693,017) and $126,428 at December 31, 2005 and 2004,
        respectively, and income (losses) of $(354,176) and $243,935 for the years then ended.

NOTE C - INVENTORY

        Inventory consists of the following at December 31,

                                                       2005              2004
                                                    ----------        ----------
Raw materials and supplies                          $  228,547        $   53,298
Work in progress                                       605,692           456,694
Finished goods                                         944,101         1,473,047
                                                    ----------        ----------
                                                    $1,778,340        $1,938,039
                                                    ==========        ==========

NOTE D - EQUIPMENT

        Equipment is comprised of the following at December 31,

                                    Useful Life        2005            2004
                                    ------------  --------------  --------------
Land                                                $  1,133,042    $  1,166,139
Buildings                                 40           1,261,795       1,343,034
Plant and equipment                       40          11,866,257       9,607,919
Capital works in progress                                987,936         395,134
Motor vehicles                             5             194,035         155,500
                                                  --------------  --------------
                                                      15,443,065      12,667,726
Less: accumulated depreciation                         2,402,939       2,349,923
                                                   -------------   -------------
                                                     $13,040,126     $10,317,803

NOTE E - RELATED PARTY TRANSACTIONS

        Due to  Related Party

        At December 31, 2005 and 2004, the Company was indebted to the shareholders of Timbermans for $3,213,912 and $660,010, respectively. The loans are non interest bearing, they are unsecured and have no specific repayment date.

        Long-Term Log  Supply Contract

        In November 2004, the Timbermans Group entered into a 20 year long-term log supply contract with the New South Wales State Government. To obtain the contract, the Timbermans Group paid $886,648. In February 2005, it assigned the contract to the Company's wholly owned subsidiary in Australia - Integrated Forest Products Pty, Ltd. The contract is being amortized over 20 years.

                          AUSTRALIAN FOREST INDUSTRIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

NOTE F - SHORT TERM BORROWING

        The Company has an overdraft facility with the National Bank of Australia in the amount of $780,000 at the Australian base rate plus 1.80% annually. The amount of the overdraft at December 31, 2005 and 2004 was $117,772 and $421,097, respectively.

        The Company, in connection with the Long Term Timber Supply Contract, has placed a bank guarantee in the amount of $780,000 with the New South Wales Government to insure a steady supply of timber.

        All of the credit facilities are secured by a first ranking mortgage debenture over all the assets and undertakings of Integrated, a first ranking mortgage over the land and buildings at Morwell, Canberra, a fixed charge over all the Company's receivables, a term deposit letter of set-off over Integrated for $1,000,000, a master lease agreement with Directors Guarantee and Indemnity for $1,666,080, and a $1,560,000 guarantee and indemnity from the Directors of Integrated.

        To the extent that the Timbermans Group advances funds to Integrated, the Timbermans Group loan facility with the National Bank of Australia has a letter of subordination up to $1,800,000.

NOTE G - CAPITAL LEASE OBLIGATIONS

        The Company has obtained various pieces of equipment under capital leases expiring through 2010. The assets and liabilities under these capital leases ($5,354,455) with the National Bank of Australia) are recorded at the lower of the present values of the minimum lease payments or the fair values of the assets. The assets are included in property and equipment and are being depreciated over their estimated useful lives. The capitalized leases are secured by the equipment purchased.

        As of December 31, 2005, minimum future lease payments under these capital leases are:

                                               For the
                                            Years Ending
                                             December 31,     Amount
                                            -------------  ----------
                                                     2006  $1,376,073
                                                     2007   1,376,073
                                                     2008   1,376,073


                                                     2009     962,772
                                                     2010     263,463
                                                           ==========
              Total minimum lease payments                 $5,354,455



                                                             December 31,
                                                         2005            2004
                                                      ----------      ----------
Total minimum lease payments                          $5,354,455      $4,136,976
Less: amounts representing interest                      765,560         607,784
                                                      ----------      ----------

       Net minimum lease payments                      4,588,895       3,529,192

Less: current portion                                  1,076,013         731,217
                                                      ----------      ----------
Long-term portion                                     $3,512,882      $2,797,975
                                                      ==========      ==========

                          AUSTRALIAN FOREST INDUSTRIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

NOTE H - DUE TO AUSTRALIAN NATIONAL BANK

        The Timbermans Group has a loan with the National Bank of Austraila in the amount of $4,818,000 at December 31, 2005. The loan is secured by the assets of the Company and personal guarantees of the Company's Directors. The loan bears interest at the rate of 5.9% and is due July 7, 2008.

NOTE I - INCOME TAXES

        The Company has adopted Financial Accounting Statement SFAS No. 109, Accounting for Income Taxes. Under this method, the Company recognizes a deferred tax liability or asset for temporary differences between the tax basis of an asset or liability and the related amount reported on the financial statements. The principal types of differences, which are measured at current tax rates, are net operating loss carry forwards. At December 31, 2004, these differences resulted in a deferred tax asset of approximately $887,700. SFAS No. 109 requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Since realization is not assured, the Company has recorded a valuation allowance for the entire deferred tax asset, and the accompanying financial statements do not reflect any net asset for deferred taxes at December 31, 2005.

        The Company's net operating loss carry forwards amounted to approximately $2,958,000 at December 31, 2004, which have unlimited expiration.

NOTE J - STOCKHOLDERS' EQUITY

        In connection with the Reverse Merger on September 1, 2005, the company issued 17,000,000 shares to a consultant. The shares were valued at $0.015 per share which was the average trading price for the third quarter.

NOTE K - SALE - LEASEBACK TRANSACTION

        Under the terms of the sale-leaseback arrangement, a gain of $1,611,320 was realized on the transaction and has been deferred and will be amortized to income over a five year period. $214,839 has been included in other income for the period ended December 31, 2005.

          The amortization of the gain for the next five years is as follows.

                                        Gain
                          Year      Amortization
                          ----      ------------
                          2006       $   322,264
                          2007           322,264
                          2008           322,264
                          2009           322,264
                          2010           107,425
                                     -----------
                                     $ 1,396,481

NOTE L - RESTATEMENT

      The financial statements for the year ended December 31, 2004 have been restated to include the financial statements of the Timbermans Group which the Company has considered a VIE.

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

(b) Changes in Internal Controls.

There have been no changes in our internal controls over financial reporting during the last fiscal quarter of 2005 that has materially affected or is reasonably likely to affect the Company's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

                              OFFICERS AND DIRECTORS

We have 5 executive officers who also serve as our board of directors. Our directors are elected at each annual meeting of shareholders. The following individuals are all of our executive officers and directors:

                                                      Positions and Offices
      Name                          Age                  With The Company
      ----                          ---         --------------------------------
      Michael Timms                 55          Chief Executive Officer;
                                                President; Chairman of the Board

      Norman Backman                57          Chief Operating Officer;
                                                Director

      Colin Baird                   47          Chief Financial Officer;
                                                Director

      Tony Esplin                   43          Executive Vice President -
                                                Marketing; Director

      Roger Timms                   50          Executive Vice President -
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

ITEM 10. EXECUTIVE COMPENSATION


The table below sets forth all annual and long-term compensation paid by the Company through the latest practicable date to the Chief Executive Officer of the Company and to all executive officers of the Company who received total annual salary and bonus in excess of $100,000 for services rendered in all capacities to the Company and its subsidiaries during the fiscal years ended December 31, 2004 and 2005.

The following table sets forth information concerning all remuneration paid by the Company as of December 31, 2005 to the Company's Directors and Executive
Officers:


Summary Compensation Table




                                           Long-Term Compensation Awards
                                    --------------------------------------------
                                                       Securities
                                                       Underlying
                                                       Options (#)   All Other
Name and Principal Position   Year   Salary     Bonus    /SARS      Compensation
---------------------------   ----  ---------   -----  ----------   ------------
Michael Timms -
Chairman of the Board; CEO
and President                 2005  $ 75,000

                              2004    56,000

Coin Baird - Chief
  Financial Officer and
  Director                    2005    60,000

                              2004    28,000

Tony Esplin - Executive
  Vice President -
  Marketing; Director         2005    75,000

                              2004    56,000

Norman Backman - Chief
  Operating Officer;
  Director                    2005   140,000

                              2004   140,000

Roger Timms - Executive
  Vice President -
  Marketing; Director         2005    20,000

                              2004    20,000

Directors' Compensation

Other than minimal expenses incurred for traveling to Canberra which were reimbursed by the Company, during the fiscal year ended December 31, 2005 our Directors did not received a fee for serving in that capacity.

Employment Contracts

There are no employment agreements with the executive officers at this time.



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners


The following table sets forth information regarding the beneficial ownership of the shares of the Common Stock (the only class of shares previously issued by the Company) at May 15, 2006 by (i) each person known by the Company to be the beneficial owner of more than five percent (5%) of the Company's outstanding shares of Common Stock, (ii) each director of the Company, (iii) the executive officers of the Company, and (iv) by all directors and executive officers of the Company as a group. Other than the Timbermans Group Pty Ltd, each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at the address of the Company.


Title of Class    Name of Beneficial         Shares of Common         Percent of
                        Owner                      Stock                Class

Common           Timbermans Group Pty             140,000,000             54.47%
                 Ltd(1)
Common           Jeffrey Reade                     17,000,000              6.61%

Common           Norman Backman(2)                 20,000,000              7.78%

Common           Colin Baird(3)                    20,000,000              7.78%

Common           Tony Esplin(4)                    20,000,000              7.78%

Common           Michael Timms(5)                  20,000,000              7.78%

Common           Roger Timms(6)                    20,000,000              7.78%

Directors and
Officers as a                                     240,000,000             93.39%
group

(1)Timbermans Group Pty Ltd is an Australian corporation with 5 shareholders who are the same individuals as our officers and directors. For the purposes of aggregating the securities ownership of officers and directors, we have included those shares held by Timbermans Group.

(2)Mr. Backman maintains his shares in his and his wife's name

(3)Mr. Baird maintains his shares in his and his wife's name

(4)Mr. Esplin maintains his shares in his and his wife's name

(5)Mr. Michael Timms maintains his shares in his and his wife's name

(6)Mr. Roger Timms maintains his shares in his and his wife's name

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

(b) Reports on Form 8-K.

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company's fiscal year ended December 31, 2005, the cost for professional services rendered for the audit of our financial statements and the review of the Form 10-KSB aggregated $15,000.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2005.






                                    SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


AUSTRALIAN FOREST INDUSTRIES


/s/ Michael Timms
-------------------------------------------------------
Name: Michael Timms
Title: Chief Executive Officer, President and Chairman
Date: May 15, 2006


/s/ Colin Baird
-------------------------------------------------------
Name: Colin Baird
Title: Chief Financial Officer and Director
Date: May 15, 2006


/s/ Roger Timms
-------------------------------------------------------
Name: Roger Timms
Title: Executive Vice President and Director
Date: May 15, 2006