Form 10QSB
period 2006-03-31
MULTI TECH INTERNATIONAL CORP
filed 2006-06-22
CIK 1083743

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549
                                   FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended March 31, 2006
                         Commission file number 0-25909

                          Australian Forest Industries
        (Exact name of small business issuer as specified in its charter)



           Nevada                                          86-0931332
(State or other jurisdiction of                         (I.R.S.Employer
 incorporation or organization)                         Indentification No.)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. The number of shares of the issuer's outstanding common stock, which is the only class of its common equity, on June 20, 2006 was 257,400,680.

ITEM 1 FINANCIAL STATEMENTS




Description                                                             Page No.
FINANCIAL INFORMATION:

Financial Statements

Consolidated Balance Sheets at March 31, 2006 (Unaudited)...................1

Consolidated Statement of Operations (Unaudited)............................2

Consolidated Statements of Cash Flows (Unaudited) ..........................3

Notes to Consolidated Financial Statements (Unaudited)......................4

Item 1. Condensed Financial Statements

                          AUSTRALIAN FOREST INDUSTRIES

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                  March 31,        December 31,
                                                                                     2006               2005
                                                                                  ------------    ------------
                                                                                  (Unaudited)
CURRENT ASSETS
Cash                                                                              $     55,973    $    127,014
Accounts receivable                                                                  2,783,201       1,622,974
Inventory                                                                            2,024,004       1,778,340
Prepaid expenses and other                                                             512,572         193,739
         Total Current Assets                                                        5,375,750       3,722,067
                                                                                  ------------    ------------
PROPERTY, PLANT AND EQUIPMENT, net of accumulated
   depreciation of $2,393,479 and  $2,402,939 in 2006 and 2005, respectively        15,075,378      13,040,126

OTHER ASSETS
   Long-term timber supply contract, net of amortization of $82,734 and
     $91,843 in 2006 and 2005, respectively                                            697,944         794,805
                                                                                  ------------    ------------
                                                                                  $ 21,149,072    $ 17,556,998
                                                                                  ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Bank overdraft                                                                 $    418,506    $    117,772
   Accounts payable                                                                  3,937,541       2,690,957
   Current portion of capitalized lease obligations                                  1,076,013       1,076,013
   Due to Timberman shareholders                                                     4,947,731       3,213,912
   Related party payable                                                               588,645         592,844
   Accrued payroll, related taxes and benefits                                         837,715         599,389
                                                                                  ------------    ------------
         Total Current Liabilities                                                  11,806,151       8,290,887

OTHER LIABILITIES
   Capitalized lease obligations                                                     4,492,432       3,512,882
   Deferred capital gain                                                             1,281,683       1,396,481
   Due to National Australian Bank                                                   4,692,600       4,818,000
                                                                                  ------------    ------------
         Total Liabilities                                                          22,272,866      18,018,250
STOCKHOLDERS' EQUITY
   Preferred stock, par value $0.001, 5,000,000 shares
     authorized, none issued and outstanding
   Common stock, par value $0.001, 300,000,000 shares
     authorized, 257,400,680 issued and outstanding                                    257,400         257,400
   Additional paid-in capital                                                        4,503,417       4,503,417

   Accumulated other comprehensive income                                              272,706         333,619
   Accumulated deficit                                                              (6,157,317)     (5,555,688)
                                                                                  ------------    ------------
         Total Stockholders' Equity                                                 (1,123,794)       (461,252)
                                                                                  ------------    ------------

         Total Liabilities and Stockholders' Equity                               $ 21,149,072    $ 17,556,998
                                                                                  ============    ============

                 See accompanying notes to financial statements.

                          AUSTRALIAN FOREST INDUSTRIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                For the Three Months Ended
                                                         March 31,
                                              ------------------------------
                                                  2006               2005
                                              -------------    -------------
                                                                  (Restated)

REVENUE - SALES                               $   3,449,112    $   3,306,566

COSTS AND EXPENSES
   Cost of goods sold                             1,794,836        3,036,222
   Selling, general and administrative            2,060,123          732,744
   Provision for doubtful accounts                  131,864
   Interest expense                                 201,098          125,261
   Depreciation and amortization                    140,007          198,759
                                              -------------    -------------
          Total Costs and Expenses                4,327,928        4,092,986
                                              -------------    -------------

OPERATING LOSS                                     (878,816)        (786,420)

NON-OPERATING INCOME
   Other income                                      92,500            3,904
   Interest income                                   81,625
   Gain on disposal of assets                       103,062
                                              -------------    -------------
          Total Non-Operating Income                277,187            3,904
                                              -------------    -------------

NET LOSS                                      $    (601,629)   $    (782,516)
                                              =============    =============

Net Loss per share (Basic and Diluted)        $       (0.01)   $       (0.01)
                                              =============    =============


Weighted  Average Common Shares Outstanding     257,400,680      257,400,680
                                              =============    =============

                 See accompanying notes to financial statements.

                          AUSTRALIAN FOREST INDUSTRIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                    For the Three Months Ended
                                                                            March 31,
                                                                     -----------    -----------
                                                                       2006             2005
                                                                     -----------    -----------
                                                                                    (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                 $  (601,629)   $  (782,516)
   Adjustments to reconcile net income to cash flows used
     in operating activities:
     Depreciation                                                        129,854        198,759
     Amortization of Timber contract                                      10,153
     Amortization of leaseback gain                                       81,625

   Changes in operating activities:
     (Increase) decrease in prepaid expenses                               5,555        116,240
     (Increase) decrease in inventories                                 (245,664)      (116,981)
     (Increase) decrease in receivables                               (1,160,228)      (920,468)
     (Increase) decrease in related party receivable                                    (45,260)
     Increase (decrease) in accounts payable and other liabilities     1,246,584        723,305
     Increase (decrease) in bank overdraft                               300,734        531,983
     Increase (decrease) in related party payable                         (4,199)
     Increase (decrease) in accrued payroll                              238,326         33,281
     Increase (decrease) in taxes payable                               (324,387)
                                                                     -----------    -----------

          Net Cash (Used in) Provided by Operating Activities           (323,276)      (261,657)

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital additions                                                  (2,424,654)       (79,551)
   Disposition of capital assets                                         103,062
                                                                     -----------    -----------
          Net Cash Used in Investing Activities                       (2,321,592)       (79,551)

CASH FLOWS FROM FINANCING ACTIVITIES
   Loans from shareholders                                             1,733,819         (8,724)
   Capital leases                                                        979,550        196,366
   National Australian bank loan                                        (125,400)       (50,920)
                                                                     -----------    -----------
          Net Cash Provided by (Used In) Financing Activities          2,587,969        136,722


EFFECT OF EXCHANGE RATES ON CASH                                         (14,142)         8,980
                                                                     -----------    -----------
(DECREASE) INCREASE IN CASH                                              (71,041)      (195,506)
CASH AT BEGINNING OF PERIOD                                              127,014        225,189
                                                                     -----------    -----------
CASH AT END OF PERIOD                                                $    55,973    $    29,683
                                                                     ===========    ===========

                 See accompanying notes to financial statements.

                          AUSTRALIAN FOREST INDUSTRIES

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

            The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in Australian Forest Industries' annual report on Form 10-KSB for the year ended December 31, 2005.

NOTE 2 - LOAN TO TIMBERMANS GROUP (RELATED PARTY)

            During the three months ended March 31, 2006, the company received an additional $1,733,819 from Timberman investors.

NOTE 3 - CAPITALIZED LEASE OBLIGATIONS

            During the three months ended March 31, 2006, the Company purchased $3,900,000 in new equipment of which $1,981,000 was financed under capitalized leases over a five year period.

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


AUSTRALIAN FOREST INDUSTRIES


/s/ Michael Timms
-------------------------------
Name: Michael Timms
Title: CEO, President and Chairman of the Board
Date:  June 21, 2006

/s/ Colin Baird
--------------------------------
Name: Colin Baird
Title: Chief Financial Officer
Date: June 21, 2006