Form 10QSB
period 2006-06-30
MULTI TECH INTERNATIONAL CORP
filed 2006-08-16
CIK 1083743

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549
                                   FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly
                           period ended June 30, 2006
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

Yes ___X__ No_______

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

The number of shares of the issuer's outstanding common stock, which is the only class of its common equity, on August 15, 2006 was 257,400,680.

ITEM 1 FINANCIAL STATEMENTS




Description                                                                 Page
                                                                             No.
FINANCIAL INFORMATION:

Financial Statements

Consolidated Balance Sheets at June 30, 2006 (Unaudited)..................  1

Consolidated Statement of Operations
(Unaudited)...............................................................  2

Consolidated Statements of Cash Flows (Unaudited) ........................  3

Notes to Consolidated Financial Statements (Unaudited)....................  4

Item 1. Condensed Financial Statements

                          AUSTRALIAN FOREST INDUSTRIES

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                           June 30,       December 31,
                                                             2006            2005
                                                         ------------    ------------
                                                         (Unaudited)
CURRENT LIABILITIES
   Bank overdraft                                        $  1,617,446    $    117,772

   Accounts payable                                         3,782,209       2,690,957
   Current portion of capitalized lease obligations         1,076,013       1,076,013
   Due to Timberman shareholders                            5,702,293       3,213,912
   Related party payable                                      592,925         592,844
   Accrued payroll, related taxes and benefits                643,171         599,389
                                                         ------------    ------------

   Total Current Liabilities                               13,414,057       8,290,887

OTHER LIABILITIES
   Capitalized lease obligations                            4,293,539       3,512,882
   Deferred capital gain                                    1,235,554       1,396,481
   Due to National Australian Bank                          4,818,660       4,818,000
                                                         ------------    ------------
          Total Liabilities                                23,761,810      18,018,250
STOCKHOLDERS' EQUITY
   Preferred stock, par value $0.001, 5,000,000 shares
     authorized, none issued and outstanding
   Common stock, par value $0.001, 300,000,000 shares
     authorized, 257,400,680 issued and outstanding           257,400         257,400
   Additional paid-in capital                               4,503,417       4,503,417

   Accumulated other comprehensive income                     256,165         333,619
   Accumulated deficit                                     (6,766,385)     (5,555,688)
                                                         ------------    ------------
          Total Stockholders' Equity                       (1,749,403)       (461,252)
                                                         ------------    ------------

          Total Liabilities and Stockholders' Equity     $ 22,012,407    $ 17,556,998
                                                         ============    ============

                    See accompanying notes to financial statements.


                          AUSTRALIAN FOREST INDUSTRIES
                  UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                          For the Three Months Ended          For the Six Months Ended
                                         ------------------------------    ------------------------------
                                                   June 30,                           June 30,
                                              2006            2005             2006              2005
                                         -------------    -------------    -------------    -------------
                                                            (Restated)                        (Restated)

REVENUE - SALES                          $   3,892,949    $   3,439,748    $   7,342,061    $   6,746,314

COSTS AND EXPENSES
   Cost of goods sold                        2,315,311          822,929        4,110,147        3,859,151
   Selling, general and administrative       1,970,657        3,208,714        4,030,781        3,941,458
   Provision for Doubtful Accounts                 631          132,495
   Interest expense                            191,986          154,472          393,084          279,733
   Depreciation and amortization               147,119          173,495          287,125          372,254
                                         -------------    -------------    -------------    -------------
          Total Costs and Expenses           4,625,704        4,359,610        8,953,632        8,452,596
                                         -------------    -------------    -------------    -------------

OPERATING LOSS                                (732,755)        (919,862)      (1,611,571)      (1,706,282)

NON-OPERATING INCOME
   Other income                                 40,788           (1,371)         133,288            2,533
   Interest income                              82,406          164,031
   Gain on disposal of assets                      493        1,164,303          103,555        1,164,303
                                         -------------    -------------    -------------    -------------
     Total Non-Operating Income                123,687        1,162,932          400,874        1,166,836

NET INCOME (LOSS)                        $    (609,068)   $     243,070    $  (1,210,697)   $    (539,446)
                                         =============    =============    =============    =============


NET LOSS PER SHARE                       $        0.01    $        0.01    $       (0.01)   $        0.01
                                         =============    =============    =============    =============



                  See accompanying notes to financial statements.

                          AUSTRALIAN FOREST INDUSTRIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                      For the Six Months Ended
                                                                              June 30,
                                                                      ------------------------
                                                                         2006          2005
                                                                      ----------    ----------
                                                                                    (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                $(1,210,697)   $ (539,446)
   Adjustments to reconcile net income to cash flows used
     in operating activities:
     Depreciation                                                       170,362       372,254
     Amortization of Timber contract                                      3,133
     Amortization of leaseback gain                                    (161,148)

   Changes in operating activities:
     (Increase) decrease in prepaid expenses                            (26,347)      110,021
     (Increase) decrease in inventories                                (537,597)     (197,888)
     (Increase) decrease in receivables                              (1,260,223)     (574,235)
     (Increase) decrease in related party receivable                   (273,175)
     (Increase) decrease in timber contract                              84,998        13,249
     Increase (decrease) in accounts payable and other liabilities    1,091,252     1,082,439
     Increase (decrease) in bank overdraft                            1,499,674      (421,097)
     Increase (decrease) in related party payable                            81        (7,956)
     Increase (decrease) in accrued payroll                              43,782       (27,294)
     Increase (decrease) in taxes payable                                69,437
                                                                      ----------    ----------


          Net Cash (Used in) Provided by Operating Activities          (233,292)     (463,128)

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital additions                                                 (3,232,510)     (906,737)
   Disposition of capital assets                                        237,250
                                                                      ----------    ----------

          Net Cash Used in Investing Activities                      (2,995,260)     (906,737)

CASH FLOWS FROM FINANCING ACTIVITIES
   Loans from shareholders                                            2,488,382        (7,956)
   Capital leases                                                       780,656     1,633,588
   National Australian bank loan                                            660      (160,957)
   Sale leaseback deferred credit                                           221
                                                                      ----------    ----------
          Net Cash Provided by (Used In) Financing Activities         3,269,919     1,464,676

EFFECT OF EXCHANGE RATES ON CASH                                       (168,381)     (181,625)
                                                                      ----------    ----------
(DECREASE) INCREASE IN CASH                                            (127,014)      (86,814)
CASH AT BEGINNING OF PERIOD                                             127,014       225,189
                                                                      ----------    ----------

CASH AT END OF PERIOD                                                 $             $  138,375
                                                                      ==========    ==========


                 See accompanying notes to financial statements.

                          AUSTRALIAN FOREST INDUSTRIES

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

        The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in Australian Forest Industries' annual report on Form 10-KSB for the year ended December 31, 2005.

NOTE 2 - LOAN TO TIMBERMANS GROUP (RELATED PARTY)

        During the six months ended June 30, 2006, the company received an additional $2,488,382 from Timberman investors.

NOTE 3 - CAPITALIZED LEASE OBLIGATIONS

        During the six months ended June 30, 2006, the Company purchased $3,900,000 in new equipment of which $1,981,000 was financed under capitalized leases over a five year period.

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

      Operating costs for the six-months ended June 30, 2006 aggregated $8,953,632. This includes costs incurred in procuring our rights under the Bombala Agreement and operating expenses for our Canberra sawmill. We incurred an operating loss of $1,611,571 and a total net loss of $1,210,697 or $(0.01) per share.

      Operating costs for the three-month period ended June 30, 2006 aggregated $4,625,704. This includes an increase in costs of goods sold of $520,475 which were a result of general costs associated with the growth of our business. As a result of the above we realized a loss of $609,068 for the three-month period ended June 30, 2006 or $(0.01) per share.

      LIQUIDITY AND CAPITAL RESOURCES
      On June 30, 2005 and 2006 we had current assets of $5,349,783 and $3,722,067, respectively.

      Net cash used in operating activities for the period from inception to June 30, 2005 was $463,128. Net cash used in operating activities for the period from inception to June 30, 2006 was $233,292.


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


AUSTRALIAN FOREST INDUSTRIES


/s/ Michael Timms
-------------------------------
Name: Michael Timms
Title: CEO, President and Chairman of the Board
Date:  August 15, 2006

/s/ Colin Baird
--------------------------------
Name: Colin Baird
Title: Chief Financial Officer
Date: August 15, 2006