Form 10QSB
period 2006-09-30
MULTI TECH INTERNATIONAL CORP
filed 2006-11-20
CIK 1083743

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549
                                   FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2006
                         Commission file number 0-25909

                          Australian Forest Industries
        (Exact name of small business issuer as specified in its charter)



                    Nevada                                 86-0931332
      (State or other jurisdiction of                   (I.R.S.Employer
       incorporation or organization)                  Identification No.)

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

The number of shares of the issuer's outstanding common stock, which is the only class of its common equity, on November 17, 2006 was 500,423.

ITEM 1 FINANCIAL STATEMENTS



                                                                            Page
                                                                            No.
Description

FINANCIAL INFORMATION:

Financial Statements

Consolidated Balance Sheets at September 30, 2006 (Unaudited).................3

Consolidated Statement of Operations (Unaudited)..............................4

Consolidated Statements of Cash Flows (Unaudited) ............................5

Notes to Consolidated Financial Statements (Unaudited)........................6

Item 1. Condensed Financial Statements

                          AUSTRALIAN FOREST INDUSTRIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                             September 30    December 31,
                                                                                 2006            2005
                                                                             ------------    ------------
                                                                             (Unaudited)

CURRENT ASSETS
  Cash                                                                                       $    127,014
  Accounts receivable                                                        $  2,667,853       1,622,974
  Inventory                                                                     2,340,943       1,778,340
  Prepaid expenses and other                                                       71,256         193,739
                                                                             ------------    ------------
      Total Current Assets                                                      5,080,052       3,722,067
PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation of $2,794,801 and $2,402,939 in 2006 and 2005, respectively     16,482,095      13,040,126

OTHER ASSETS
  Long-term timber supply contract, net of amortization of $107,400 and
    $91,843 in 2006 and 2005, respectively                                        712,586         794,805
                                                                             ------------    ------------

                                                                             $ 22,274,733    $ 17,556,998
                                                                             ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank overdraft                                                             $  2,106,989    $    117,772
  Accounts payable                                                              4,681,752       2,690,957
  Current portion of capitalized lease obligations                              1,076,013       1,076,013
  Due to Timberman shareholders                                                 5,991,199       3,213,912
  Related party payable                                                           606,487         592,844
  Accrued payroll, related taxes and benefits                                     898,739         599,389
                                                                             ------------    ------------
      Total Current Liabilities                                                15,361,179       8,290,887

OTHER LIABILITIES
  Capitalized lease obligations                                                 4,067,491       3,512,882
  Deferred capital gain                                                         1,181,414       1,396,481
  Due to National Australian Bank                                               4,928,880       4,818,000
                                                                             ------------    ------------
      Total Liabilities                                                        25,538,964      18,018,250
STOCKHOLDERS' EQUITY
  Preferred stock, par value $0.001, 5,000,000 shares
    authorized, none issued and outstanding
  Common stock, par value $0.001, 300,000,000 shares
    authorized, 500,473 and 257,400,680 issued and outstanding                    257,600         257,400
    at September 30, 2006 and December 31, 2005 respectively
  Additional paid-in capital                                                    4,573,217       4,503,417
  Accumulated other comprehensive income                                          225,992         333,619
  Accumulated deficit                                                          (8,321,040      (5,555,688)
                                                                             ------------    ------------
      Total Stockholders' Equity                                               (3,264,231)       (461,252)
                                                                             ------------    ------------

      Total Liabilities and Stockholders' Equity                             $ 22,274,733    $ 17,556,998
                                                                             ============    ============

                 See accompanying notes to financial statements.

                          AUSTRALIAN FOREST INDUSTRIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                         For the Three Months Ended      For the Nine Months Ended
                                               September 30                     September 30,
                                        ----------------------------    ----------------------------
                                            2006            2005            2006            2005
                                        ------------    ------------    ------------    ------------
                                                         (Restated)                      (Restated)

REVENUE - SALES                         $  4,008,572    $  3,377,974    $ 11,350,633    $ 10,124,288

COSTS AND EXPENSES
  Cost of goods sold                       2,414,890       1,894,605       6,525,037       5,753,756
  Selling, general and administrative      2,706,697       1,888,529       6,737,478       5,829,987
  Provision for Doubtful Accounts            134,154         266,649
  Interest expense                           254,564         138,355         647,648         418,088
  Depreciation and amortization              149,162         208,597         436,287         580,851
                                        ------------    ------------    ------------    ------------
         Total Costs and Expenses          5,659,467       4,130,086      14,613,099      12,582,682
                                        ------------    ------------    ------------    ------------

OPERATING LOSS                            (1,650,895)       (752,112)     (3,262,466)     (2,458,394)

NON-OPERATING INCOME
  Other income                                12,037          97,382         145,325          99,915
  Interest income                             83,555         247,586
  Gain on disposal of assets                     648         799,496         104,203       1,963,799
                                        ------------    ------------    ------------    ------------

         Total Non-Operating Income           96,240         896,878         497,114       2,063,714

NET INCOME (LOSS)                       $ (1,554,655)   $    144,766    $ (2,765,352)   $   (394,680)
                                        ============    ============    ============    ============

NET LOSS PER SHARE                      $      (3.11)   $       0.29    $      (5.53)   $      (0.79)
                                        ============    ============    ============    ============

WEIGHTED AVERAGE SHARES
  OUTSTANDING                                500,473         500,473         500,473         500,473
                                        ============    ============    ============    ============

                 See accompanying notes to financial statements.

                          AUSTRALIAN FOREST INDUSTRIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                      For the Nine Months Ended
                                                                            September 30,
                                                                     --------------------------
                                                                         2006           2005
                                                                     -----------    -----------
                                                                                    (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                 $(2,765,352)   $  (394,680)
   Adjustments to reconcile net income to cash flows used
     in operating activities:
     Depreciation                                                        391,862        372,254
     Stock based compensation                                             70,000
     Amortization of Timber contract                                      15,557
     Amortization of leaseback gain                                     (252,150)

   Changes in operating activities:
     (Increase) decrease in prepaid expenses                              53,046        132,860
     (Increase) decrease in inventories                                 (562,603)      (241,717)
     (Increase) decrease in receivables                               (1,044,880)    (1,612,693)
     (Increase) decrease in related party receivable                                   (273,175)
     (Increase) decrease in timber contract                               66,662         10,506
     Increase (decrease) in accounts payable and other liabilities     1,990,795      1,181,904
     Increase (decrease) in bank overdraft                             1,989,217       (421,097)
     Increase (decrease) in related party payable                         13,643      1,061,522
     Increase (decrease) in accrued payroll                              299,350        (11,795)
     Increase (decrease) in taxes payable                                 69,437
                                                                     -----------    -----------
          Net Cash (Used in) Provided by Operating Activities            334,584       (196,111)

CASH FLOWS FROM INVESTING ACTIVITIES
   Net capital additions                                              (3,833,830)    (1,172,640)

                                                                     -----------    -----------
          Net Cash Used in Investing Activities                       (3,833,830)    (1,172,640)

CASH FLOWS FROM FINANCING ACTIVITIES
   Loans from shareholders                                             2,777,287        115,979
   Capital leases                                                        554,609      1,422,477
   National Australian bank loan                                         110,880       (184,983)
   Sale leaseback deferred credit                                         37,083
                                                                     -----------    -----------
          Net Cash Provided by (Used In) Financing Activities          3,479,859      1,353,473

EFFECT OF EXCHANGE RATES ON CASH                                        (107,627)      (198,001)
                                                                     -----------    -----------
(DECREASE) INCREASE IN CASH                                             (127,014)      (213,279)
CASH AT BEGINNING OF PERIOD                                              127,014        225,189
                                                                     -----------    -----------
CASH AT END OF PERIOD                                                $         0    $    11,910
                                                                     ===========    ===========

                 See accompanying notes to financial statements.

                          AUSTRALIAN FOREST INDUSTRIES

                          NOTES TO FINANCIAL STATEMENTS

NOTE  1 - BASIS OF PRESENTATION

      The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in Australian Forest Industries' annual report on Form 10-KSB for the year ended December 31, 2005.

NOTE  2 - LOAN FROM TIMBERMANS GROUP (RELATED PARTY)

      During the nine months ended September 30, 2006, the company received an additional $2,777,287 from Timberman investors.

NOTE  3 - CAPITALIZED LEASE OBLIGATIONS

      During the nine months ended September 30, 2006, the Company purchased $3,900,000 in new equipment of which $1,981,000 was financed under capitalized leases over a five year period.

NOTE  4 - STOCKHOLDERS' EQUITY

      During the quarter ended September 30, 2006, the company issued 200,000 shares of stock for consulting services received. The shares were valued at $.35 per share.

      On August 30, 2006, the Board of Directors declared a 515 to 1 reverse stock split of its common stock. As a result of this reverse split, 500,473 shares are considered issued and outstanding. All per share amounts have been adjusted to give effect to the reverse stock split.

NOTE  5 - CHANGE OF CONTROL

      The Company has entered into a letter of intent dated August 25, 2006, under which and subject to a definitive agreement and closing thereof, it will acquire all the issued share capital of Simbajamba Mines Limited ("Simbajamba") a wholly owned subsidiary of Simba Mines Inc. ("Simba") for $41,547,000 and all the issued share capital of Rockbury Properties Limited ("Rockbury"), a wholly owned subsidiary of Bongani International Group Limited ("BIG") for $38,453,000.

      In settlement of the above purchases, The Company proposes to issue 5,193,375 new ordinary shares to Simba and 4,806,625 new common shares to BIG. They will rank equal with the consolidated 500,473 common shares of AUFI and have a book value of $8 per share.

      Upon closing of the acquisitions, AUFI will control 80% of the Cachoeiras de Binga and 70% respectively of the Benguela and Zenza copper licenses in Angola. In addition, discussions are in progress with BIG for the acquisition of a controlling interest in two significant copper/cobalt concession areas in the DRC. At closing, AUFI will change its name to Zebra Copper Inc ("Zebra").

      AUFI has also entered into a letter of intent to sell its wholly owned subsidiary Integrated Forest Products Pty Ltd ("IFP") to an Australian unlisted company, Australian Forest Industries Limited ("AFIL"), which will issue new ordinary shares ranking equal as consideration. It is intended that following the closing of this proposed transaction, the AFIL shares will be distributed as a dividend to the shareholders of AUFI listed on its share register at August 30, 2006

NOTE  6 - RESTATEMENT

            The financial statements for the nine months ended September 30, 2006 have been restated to include the financial information of Timbermans Group which is considered a Variable Interest Entity under the Provisions of FIN 46.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Operating costs for the nine-months ended September 30, 2006 aggregated $14,613,099. This includes costs incurred in procuring our rights under the Bombala Agreement and operating expenses for our Canberra sawmill. We incurred an operating loss of $3,262,466 and a total net loss of $2,765,352 or $(5.53) per share.

Operating costs for the three-month period ended September 30, 2006 aggregated $5,659,467. This includes an increase in costs of goods sold of $2,030,417 which were a result of general costs associated with the growth of our business. As a result of the above we realized a loss of $1,554,655 for the three-month period ended September 30, 2006 or $(3.11) per share.

During the nine months ended September 30, 2006, we purchased $3,900,000 in new equipment of which $1,981,000 was financed under capitalized leases over a five year period. Additionally, during this time period, we received an additional $2,77,287 from Timbermann investors.

On August 25, 2006, we entered into a letter of intent under which and subject to a definitive agreement and closing thereof, we will acquire all the issued share capital of Simbajamba a wholly owned subsidiary of Simba for $41,547,000 and all the issued share capital of Rockbury, a wholly owned subsidiary of BIG for $38,453,000.

In settlement of the above purchases, we propose to issue 5,193,375 new ordinary shares to Simba and 4,806,625 new common shares to BIG. These issuances will rank equal to our consolidated 500,473 common shares and will have a book value of $8 per share.

Upon closing of the acquisitions, we will control 80% of the Cachoeiras de Binga and 70% respectively of the Benguela and Zenza copper licenses in Angola. In addition, discussions are in progress with BIG for the acquisition of a controlling interest in two significant copper/cobalt concession areas in the DRC. At closing, we will change our name to "Zebra Copper Inc."

We have also entered into a letter of intent to sell our wholly owned subsidiary IFP to an Australian unlisted company, AFIL, which will issue new ordinary shares ranking equal as consideration. It is intended that following the closing of this proposed transaction, the AFIL shares will be distributed as a dividend to our shareholders listed on the Company's share register on August 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES
On September 30, 2006 we had current assets of $5,080,052 and on December 31, 2005 we had current assets of $3,722,067.

Net cash used in operating activities for the period from inception to September 30, 2005 was ($196,111). Net cash used in operating activities for the period from inception to September 30, 2006 was $334,584.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements Affecting The Company:

In December 2004, the FASB issued SFAS No. 123 (revised 2004), or SFAS 123R, "Share-Based Payment." This statement replaces SFAS 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board's Opinion No. 25 (ABP 25), "Accounting for Stock Issued to Employees." SFAS 123R will require us to measure the cost our employee stock-based compensation awards granted after the effective date based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform services in exchange for the award (generally over the vesting period of the award). SFAS 123R addresses all forms of share-based payments awards, including shares issued under employee stock purchase plans, stock option, restricted stock and stock appreciation rights. In addition, we will be required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS 123R is effective for fiscal periods beginning after September 15, 2005. Therefore, we are required to implement the standard no later than our third fiscal quarter which begins on July 1, 2005. SFAS 123R permits public companies to adopt its requirements using the following methods: (1) a "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date; or (2) a "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate their financial statements based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

ITEM 3. CONTROLS AND PROCEDURES


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

Exhibit 31.1 Certification of Chief Executive Officer

Exhibit 31.2 Certification of Chief Financial Officer

Exhibit 32.1 Certification of Chief Executive Officer

Exhibit 32.1 Certification of Chief Financial Officer


b. Reports on Form 8-K

On October 10, 2006, we filed a current report on Form 8-K disclosing that a director, Mr. Norman Backman, resigned from our board to pursue other business interests.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUSTRALIAN FOREST INDUSTRIES


/s/ Michael Timms
-------------------------------
Name: Michael Timms
Title: CEO, President and Chairman of the Board
Date:  November 17, 2006

/s/ Colin Baird
--------------------------------
Name: Colin Baird
Title: Chief Financial Officer
Date: November 17, 2006