Form 10KSB
period 2006-12-31
MULTI TECH INTERNATIONAL CORP
filed 2007-04-17
CIK 1083743

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006                      Commission File
                                                                  Number 0-25909

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of April 13, 2007 was approximately $180,204 based on 600,680 shares of common stock. The number of shares of Common Stock of the registrant outstanding on April 13, 2007 was 257,600,680.

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

The facilities of the Company are located in Australia. The business of the Company consists of a pine sawmilling and timber facility at Canberra, which has a capacity to process 200,000 cubic meters of sawn timber. This sawmill processed approx. 170,000 cubic meters of log in the Fiscal Year 2007. The Company is currently in the process of arranging the financing for the construction of a second sawmill. With this second sawmill, the Company intends to exploit the log resource generated by our contract with Timbermans Group which grants us the right to the Bombala Agreement described below.

In April 2003, Timbermans Group Pty Ltd entered into an agreement with the government of New South Wales which granted Timbermans the 20 year wood supply rights to timber from the Bombala forest, equal to approximately 300,000 cubic meters of wood ("Bombala Agreement"). This Agreement was assigned to the Company at that time with the full knowledge of New South Wales government. Management believes that this is the last significant undeveloped pine forest in Eastern Australia. The Bombala Agreement provides, inter alia, that the log purchase price review mechanism is linked to the sawn timber actual price achieved for the products produced at the new sawmill to be built at Bombala, the market price for structural radiata pine timber, the ABS producer price index for softwood in Sydney and input costs such as wages and fuel. This mechanism is expected to adequately protect the Company from any decreasing market prices and in part from increased costs during the term of the Bombala Agreement. With the signing of the Bombala Agreement, the Company ensured its supply for at least 20 years and is renewable at the Company's option. With this asset the Company believes it has secured a major asset.

The Company's core markets are Australia and Southern Asia. The Company's revenues are generated solely in its core markets.

Recent events

The proposed new sawmill at Bombala is planned to begin construction in 2008 after the approvals of the government of New South Wales and local council have been obtained.

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

Furthermore, negotiations are at an advanced stage for the sale of all mill residues of sawdust, bark and waste wood chips into a Co Generation Plant located at the Canberra Sawmill site, which will then sell electricity to a major Australian Electricity supplier.

The new sawmill at Bombala and the Co Generation Plant at Canberra is expected to put the Company in a position to produce at a lower cost relative to its current cost level, and in compliance with all applicable safety standards. In addition, it is expected to provide access to the Company to a large and high quality log supply, to Acora Reneco Group as leading Australian timber technology, mill and equipment suppliers, low cost production from expanding Integrated Forest Products and will allow the Company to concentrate on structural timber. Finally, the new sawmill is expected to create competitive economics of scale and to generate profits from the future integration of the Company's operations in Canberra and Bombala.

In early 2005, the Company purchased a new timber treatment facility for its operations in Canberra. With this new timber treatment facility, management has been able to offer treated pine framing to the market since March 2005. With the new facility, the Company has been able to meet an increased demand for treated timber as a result of changing rules and regulations for the construction of new homes that require the use of such timber for framing to be termite resistant.

Furthermore, Integrated Forest Products commissioned a new sawlog line in 2005 which has lifted the log intake rate of its facility in Canberra to over 170,000 cubic meters per year, thereby increasing its sawing capacity by over 40%, providing a recovery increase, a higher sawing accuracy, greater operator safety and a better timber finish.

On September 27, 2006, Norman Backman resigned as a member of the Board of Directors of the Company. The Company has no plans to fill the vacancy on the Board left by Mr. Backman.

On September 18, 2006, Australian Forest Industries (the "Company"), entered into a stock purchase and recapitalization agreement (the "Stock Purchase Agreement") with SIMBA Mines, Inc., a Nevada corporation ("SIMBA") pursuant to which the Company proposed to purchase from SIMBA all of the issued and outstanding shares of its wholly-owned subsidiary Simbajamba Mines Limited, a company incorporated pursuant to the laws of Samoa. On March 24, 2007, all parties agreed to terminate the Stock Purchase Agreement. As a result, the Company continues to operate to operate its business as if the Stock Purchase Agreement never occurred.

Strategy

The Company's strategy is to maximize shareholder value, inter alia, by realizing economics of scale and profits, initially through the securing of access to additional log supplies from private forests, the installation of a new log sawing line at Integrated Forest Products to improve its efficiency, and the continuation of the meeting of milestones laid down in the Bombala Agreement. The medium term strategy of the Company is to combine its wood chip production facilities, utilizing the Co Generation Plant, which will be constructed at the Canberra Sawmill. The long term strategy of the Company is to build a new green sawmill in Bombala, and to expand its drying and planing facilities for the intake of green sawn timber from the facilities then operated at Bombala.

Employees

At the end of December 2006, we employed 122 full time equivalents. In the Company's vision, employees play a crucial role in the success of the Company. We encourage our employees to take initiative to further enhance our efficiency in timber production. In order to assist our employees, we constantly seek to train and educate them, either on an individual basis (product knowledge and quality control) or on a more collective basis (office automation and management skills). We have never experienced a work stoppage resulting from labor problems.

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

Finally, unlike most of our competitors, we believe that we have the ability for low cost incremental expansion of our Canberra and future Bombala facilities, mainly because of our spare processing capacity, subject to the availability of logs - the supply of which we believe to have secured through our Bombala Agreement, our log merchandising facility at Bombala for greater fiber recovery from whole log, and the availablity of in-house process control and selective hi-tech equipment.

It is our belief that, when we get the new facility in operation in 2008, we can record operating performance equal or better than that shown by the large capital forestry companies including the high growth ones.

ITEM 2. DESCRIPTION OF PROPERTY

Our main facility is located in Australia which consists of pine sawmilling and timber facility at Canberra, which has a capacity to process 200,000 cubic meters of log. We are currently in the process of arranging the financing for the construction of a second in the Bombala region to further exploit the log resources generated by the Bombala Agreement.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. Management of the Company does not believe that there are any proceedings to which any director, officer, or affiliate of the Company, any owner of record of the beneficially or more than five percent of the common stock of the Company, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. See Item 6 for a discussion involving a lawsuit in which Timbermans Group Pty. Ltd., our majority stockholders, was a named party.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) The Company's Common Stock is traded on the OTC-Bulletin Board under the symbol AUFI. The following sets forth the range of the closing bid prices for the Company's Common Stock for the period January 1, 2003 through April 13, 2007. Such prices represent inter-dealer quotations, do not represent actual transactions, and do not include retail mark-ups, mark-downs or commissions. Such prices were determined from information provided by a majority of the market makers for the Company's Common Stock.

      -----------------------------------------------------------------
                                      High Close       Low Close
      -----------------------------------------------------------------
      2005
      -----------------------------------------------------------------
      First Quarter                      1.51             1.50
      -----------------------------------------------------------------
      Second Quarter                     1.50             1.50
      -----------------------------------------------------------------
      Third Quarter                      1.75             1.60
      -----------------------------------------------------------------
      Fourth Quarter                     8.00             1.25
      -----------------------------------------------------------------

      -----------------------------------------------------------------
      2006
      -----------------------------------------------------------------
      First Quarter                      4.35             0.75
      -----------------------------------------------------------------
      Second Quarter                     0.94             0.75
      -----------------------------------------------------------------
      Third Quarter                      0.30             0.12
      -----------------------------------------------------------------
      Fourth Quarter                     0.42             0.31
      -----------------------------------------------------------------

      -----------------------------------------------------------------
      2007
      -----------------------------------------------------------------
      First Quarter                      0.22             0.22
      -----------------------------------------------------------------
      Second Quarter                     0.31             0.20
      -----------------------------------------------------------------

(b) The approximate number of holders of the Common Stock of the Company as of April 13, 2007 was 1,000.

(c) No cash dividends were declared by the Company during the fiscal year ended December 31, 2006. While the payment of dividends rests within the discretion of the Board of Directors, it is not anticipated that cash dividends will be paid in the foreseeable future, as the Company intends to retain earnings, if any, for use in the development of its business. The payment of dividends is contingent upon the Company's future earnings, if any, the Company's financial condition and its capital requirements, general business conditions and other factors.

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

On April 14, 2005, Timbermans Group Pty Ltd. ("Borrower") entered in to a loan agreement with Oz Investmentcorp Pty Ltd. ("Lender") that articulates the terms of two loans (collectively, "Loan Agreement"). The first loan in the amount of $1,000,000 was made pursuant to a letter agreement dated August 9, 2005. The second loan of $1,000,000 is to be paid to the Borrower upon 14 days written notice from the Borrower.

In consideration for the Lender's loans, Borrower agreed to pay to Lender a total principal of $2,000,000 ("Total Principal") together with interest. Additionally, The Borrower granted to the Lender a conversion right entitling the Lender in its sole discretion to convert all or part of the Total Principal outstanding to issued ordinary shares in the Borrower ("Conversion Right").

Both principal and interest are payable to the Lender on or before August 9, 2007. Prior to that date, the Borrower may not repay all or part of the Total Principal unless it gives the Lender 14 days notice articulating the amount it desires to repay so long as the Lender has not exercised any conversion rights.

In early 2007, Lender filed a lawsuit in Australia alleging that the Borrower defaulted under the Loan Agreement. Although management believes that adequate protections are in place, there is no guarantee that the Borrower will successfully defend itself in such lawsuit. As a result, if the Lender prevails or a settlement is not reached, the Borrower may be forced to tender some or all of its shares in AUFI or sell off certain assets of AUFI to satisfy such liability.

During the fourth quarter, the Company experienced a severe liquidity problem and was having difficulty obtaining logs to operate its businesses. Currently, management has entered into a processing contract with Weyerhaeuser to process their logs for which the Company is receiving a processing fee.

RESULTS OF OPERATIONS

We are currently in the fourth year of operations and have generated significant revenues to date. Our activities from inception to date were related to our formation, preparation of our business model, arranging and planning financing and the acquiring all rights, title and interest to our timber rights located in the Canberra region in addition to the implementation and re-construction of our first sawmill also in the Canberra region.

Operating costs for the twelve-month period ended December 31, 2005 aggregated $17,069,222. We incurred an operating loss of $(3,569,423) and a total net loss of $(2,789,783) or $(0.01) per share.

Operating costs for the twelve-month period ended December 31, 2006 aggregated $21,559,680. This includes an increase in costs of goods sold of $9,423,786 which were a result of general costs associated with the growth of our business and costs associated with selling and general and administrative costs of $10,460,611. As a result of the above we realized an operating loss of $(6,232,589) for the twelve-month period ended December 31, 2006 or $(0.02) per share.

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 2005 and 2006 we had current assets of $3,722,067 and $2,271,872, respectively.

Net cash used in operating activities for the twelve-month period ended December 31, 2005 was $(4,148,578). Net cash used in operating activities for the twelve-month period ended December 31, 2006 was $(1,003,662). The decrease in net cash was a result of an increase in accounts payable and other liabilities of $2,620,144 which was a consequence of our growing business.

In the twelve-month period ending December 31, 2006, the Company experienced an increase in net proceeds from capital leases of $799,182 and during that same period an increase in loans to related parties of $3,380,039 and an increase in a bank overdraft of $1,781,466, thus resulting in net cash provided by financing activities of $6,352,067.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation 48, "Accounting for Income Tax Uncertainties" ("FIN 48"). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authority. Recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company expects to adopt the provisions of FIN 48 beginning in the first quarter of 2007. The Company is currently in the process of determining the impact, if any, of adopting the provisions of FIN 48 on its financial position, results of operations and liquidity.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value under other accounting pronouncements that permit or require fair value measurements, changes the methods used to measure fair value and expands disclosures about fair value measurements. In particular, disclosures are required to provide information on the extent to which fair value is used to measure assets and liabilities; the inputs used to develop measurements; and the effect of certain of the measurements on earnings (or changes in net assets). SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption, as of the beginning of an entity's fiscal year, is also permitted, provided interim financial statements have not yet been issued. The Company expects to adopt the provisions of FIN 48 beginning in the first quarter of 2008. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 157 will have on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108"). SAB No. 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. SAB No. 108 requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 does not change the guidance in SAB No. 99, "Materiality," when evaluating the materiality of misstatements.

SAB No. 108 is effective for fiscal years ending after November 15, 2006. Upon initial application, SAB No. 108 permits a one-time cumulative effect adjustment to beginning retained earnings. The Company adopted SAB No. 108 for the fiscal year ended December 31, 2006. Adoption of SAB No. 108 did not have a material impact on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 allows entities to measure at fair value many financial instruments and certain other assets and liabilities that are not otherwise required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have not determined what impact, if any, that adoption will have on our results of operations, cash flows or financial position.

                              MEYLER & COMPANY, LLC
                          CERTIFIED PUBLIC ACCOUNTANTS
                                  ONE ARIN PARK
                                 1715 HIGHWAY 35
                              MIDDLETOWN, NJ 07748

             Report of Independent Registered Public Accounting Firm

To the Board of Directors
Australian Forest Industries
Melbourne, Australia

We have audited the accompanying consolidated balance sheets of Australian Forest Industries as of December 31, 2006 and 2005 (restated) and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the two years in the period ended December 31, 2006 (2005 restated). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Australian Forest Industries as of December 31, 2006 and 2005 (restated), and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006 (2005 restated), in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements, the Company has incurred a net loss of $6,232,558 in 2006 and had a stockholders' deficit of $6,834,184 at December 31, 2006, and there are existing uncertain conditions the Company faces relative to its ability to obtain capital and operate successfully. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

See also Note A as to Restatements of Consolidated Financial Statements of amounts previously recorded.

                                                       /s/ Meyler & Company, LLC

Middletown, NJ
April 10, 2007

                   AUSTRALIAN FOREST INDUSTRIES AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                                       December 31,
                                                                               ----------------------------
                                                                                   2006            2005
                                                                               ------------    ------------
                                                                                                (Restated)
                                                     ASSETS
CURRENT ASSETS
     Cash                                                                      $      4,894    $    127,014
     Accounts receivable, net                                                     1,493,473       1,622,974
     Inventory                                                                      740,384       1,778,340
     Prepaid expenses and other                                                      33,121         193,739
                                                                               ------------    ------------
           Total Current Assets                                                   2,271,872       3,722,067

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation
     Of $3,189,690 and $2,402,939 in 2006 and 2005, respectively                 17,929,297      13,040,126

OTHER ASSETS
     Long term limber supply contract, net of amortization of $144,345 and
        $91,843 in 2006 and 2005, respectively                                      742,307         794,805
                                                                               ------------    ------------

           Total Assets                                                          20,943,476      17,556,998
                                                                               ============    ============

                                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Bank overdraft                                                               1,899,238         117,772
     Due to National Australia Bank                                               5,209,380       4,818,000
     Accounts payable                                                             5,311,101       2,690,957
     Current portion of capitalized lease obligations                             1,977,755       1,076,013
     Due to Timberman shareholders                                                6,593,951       3,213,912
     Related party payable                                                          641,003         592,844
     Accrued payroll, related taxes and benefits                                  1,213,106         599,389
                                                                               ------------    ------------
           Total Current Liabilities                                             22,845,534      13,108,887

OTHER LIABILITIES
     Capitalized lease obligations                                                3,410,322       3,512,882
     Deferred capital gain                                                        1,521,804       1,575,514
                                                                               ------------    ------------
                                                                                  4,932,126       5,088,396
STOCKHOLDERS' DEFICIT
     Preferred stock, par value $0.001, 5,000,000 shares authorized, none
        issued and outstanding                                                           --              --
     Common stock, par value $0.001, 300,000,000 shares authorized,
        257,600,680 and 257,400,680 issued and outstanding in 2006 and 2005,
        Respectively                                                                257,600         257,400
     Additional paid-in capital                                                   4,573,217       4,503,417
     Accumulated other comprehensive income                                         302,278         333,619
     Accumulated deficit                                                        (11,967,279)     (5,734,721)
                                                                               ------------    ------------
           Total Stockholders' Deficit                                           (6,384,184)       (640,285)
                                                                               ------------    ------------

           Total Liabilities and Stockholders' Deficit                           20,943,476      17,556,998
                                                                               ============    ============

                 See accompanying notes to financial statements.

                   AUSTRALIAN FOREST INDUSTRIES AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       For the Year Ended
                                                          December 31,
                                                 ------------------------------
                                                     2006             2005
                                                 -------------    -------------
                                                                   (Restated)

REVENUE - SALES                                  $  15,327,091    $  13,499,799

COSTS AND EXPENSES
     Cost of Goods Sold                              9,423,786       15,272,772
     Selling, general and administrative            10,460,611          611,867
     Interest expense                                1,072,772          703,757
     Depreciation and amortization                     602,511          480,826
                                                 -------------    -------------
          Total costs and expenses                  21,559,680       17,069,222

OPERATING LOSS                                      (6,232,589)      (3,569,423)

NON-OPERATING INCOME
     Interest income                                        31            1,359

     Gain on disposal of assets                             --          778,281
                                                 -------------    -------------
          Total non-operating income                        31          779,640

NET LOSS                                            (6,232,558)      (2,789,783)
                                                 =============    =============

Net Loss per share (basic and diluted)           $       (0.02)   $       (0.01)
                                                 =============    =============

Weighted average shares outstanding                257,600,132      257,400,680
                                                 =============    =============

                 See accompanying notes to financial statements.

                   AUSTRALIAN FOREST INDUSTRIES AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           December 31,
                                                                   --------------------------
                                                                      2006           2005
                                                                   -----------    -----------
                                                                                  (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                                      $(6,232,558)   $(2,789,783)
     Adjustments to reconcile net loss to cash flows from
        operating activities:
          Depreciation expense                                         550,013        438,947
          Amortization of timber contract                               52,498         54,900
          Amortization of leaseback gain                               (53,710)       (35,806)
          Gain on sale of equipment                                         --     (2,389,601)
          Stock based compensation                                      70,000             --
     Changes in operating assets and liabilities:
          (Increase) decrease in prepaid expenses                      160,617        (51,389)
          Decrease in inventories                                    1,037,956        204,699
          (Increase) decrease in receivables                           129,501        (11,217)
          (Increase) decrease in related party receivable                   --        273,175
          Increase (decrease) in accounts payable and other
          liabilities                                                2,620,144       (463,550)
          Increase (decrease) in related party payable                  48,159        592,844
          Increase (decrease) in accrued payroll                       613,718         28,203
                                                                   -----------    -----------
              Net cash used in Operating Activities                 (1,003,662)    (4,148,578)

CASH FLOWS FROM INVESTING ACTIVITIES
     Disposal costs                                                         --       (118,866)
     Capital additions                                              (5,439,184)    (5,200,874)
     Investment in long-term timber supply contract                         --             --
     Disposal of capital assets                                             --      1,652,675
                                                                   -----------    -----------
             Net cash used in Investing Activities                  (5,439,184)    (3,667,065)

CASH FLOWS FROM FINANCING ACTIVITIES
     Bank overdraft                                                  1,781,466       (303,325)
     Loans from shareholders                                         3,380,039      2,827,077
     Capital leases                                                    799,182      1,059,703
     National Australian bank loan                                     391,380       (411,350)
     Proceeds from sale of assets                                           --      4,233,540
     Timberman controlling interest                                         --             --
                                                                   -----------    -----------
             Net cash provided by (used in) Financing Activities     6,352,067      7,405,645

EFFECT OF EXCHANGE RATE ON CASH                                        (31,341)       311,823
                                                                   -----------    -----------
DECREASE IN CASH                                                      (122,120)       (98,175)
CASH AT BEGINNING OF YEAR                                              127,014        225,189
                                                                   -----------    -----------
CASH AT END OF YEAR                                                $     4,894    $   127,014
                                                                   ===========    ===========

                 See accompanying notes to financial statements.

                   AUSTRALIAN FOREST INDUSTRIES AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

Accumulated

                            Preferred Stock        Common Stock          Additional                      Other            Total
                            ----------------  ------------------------    Paid-In     Accumulated    Comprehensive    Stockholders'
                            Shares    Amount     Shares      Amount       Capital       Deficit      Income (loss)        Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002                      5,319,764  $ 9,813,217                 $ (2,034,164)                    $ 7,779,053
Net loss for the year
   ended December 31, 2003                                                                  (56,369)                        (56,369)
Adjustments from exchange
   rate changes                                                                                         $  65,590            65,590
                            -------  ------   -----------  ----------    -----------   ------------     ---------       -----------
Balance, December 31, 2003
   and prior to Reverse
   Merger                                       5,319,764    9,813,217                   (2,090,533)       65,590         7,788,274
Reverse Merger (Note 1)
   Exchange of Integrated
     Forest Products Pty
     Ltd shares for
     Australian Forest
     Industries                                (5,319,764)  (9,813,217) $  9,813,217
   Shareholders equity of
     Australian Forest
     Industries at date of
     merger                                       400,680          400    11,257,463    (11,257,863)
   Reverse Merger
      capitalization                                                     (11,257,863)    11,257,863
   Issuance of shares at
    date of merger                            240,000,000      240,000      (240,000)
   Issuance of shares for
     consulting agreement                      17,000,000       17,000       238,000                                        255,000
   Timbermans Group Pty.
     Ltd. investment in
     Company                                                              (5,307,400)                                    (5,307,400)
   Cumulative losses of
     Timber- man's Group
     Pty. Ltd.                                                                             (601,983)                       (601,983)
Adjustment from exchange
   rate changes                                                                                           (43,794)          (43,794)
Net loss for the year
   ended December 31, 2004                                                                 (252,422)                       (252,422)
                            -------  ------   -----------  ----------    -----------   ------------     ---------       -----------
Balance, December 31, 2004                    257,400,680      257,400     4,503,417     (2,944,938)       21,796         1,837,675
Adjustments from exchange
   rate changes                                                                                           311,823           311,823
Net loss for the year ended
   December 31, 2005                                                                     (2,789,783)                     (2,789,783)
                            -------  ------   -----------  ----------    -----------   ------------     ---------       -----------
Balance, December 31, 2005                    257,400,680  $   257,400   $ 4,503,417   $ (5,734,721)    $ 333,619       $  (640,285)

Adjustments from exchange
   rate changes                                                                                          (251,750)         (251,750)
Issuance of shares for services                   200,000          200        69,800                                         70,000
Net loss for the year ended
   December 31, 2006                                                                     (6,232,558)                     (6,232,558)
                            -------  ------   -----------  ----------    -----------   ------------     ---------       -----------
Balance, December 31, 2006                    257,600,680  $  257,600    $ 4,573,217   $(11,967,279)    $  81,869       $(7,054,593)
                            =======  ======   ===========  ==========    ===========   ============     =========       ===========

                 See accompanying notes to financial statements.

                   AUSTRALIAN FOREST INDUSTRIES AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006

NOTE A - RESTATEMENTS

      The Company's financial statements for the year ended December 31, 2005 were restated. The effects of the restatements are presented in the following table:

                                              As Reported           Restated
                                              -----------           --------
      Balance Sheet
      Current liabilities                       8,290,887         13,108,887
      Other liabilities                         4,818,000                nil
      Deferred capital gain                   $ 1,396,481        $ 1,575,514 (1)
      Accumulated deficit                      (5,555,688)        (5,734,721)

      Statement of Operations
      Cost of goods sold                       15,441,948         15,272,772 (2)
      Selling, general and
        administrative                            653,091            611,867 (2)
      Other income                                225,851                nil (2)
      Interest income                             164,941              1,359 (2)

      Net Loss                                 (2,610,750)        (2,789,783)
      Loss per share                                (0.01)            (0.01)

            1) Recalculation of amortization relating to deferred gain on sale leaseback transaction. Amortization is based upon life of acquired equipment instead of loan repayment amortization.

            2) Reclassification of components of other income deemed to be operating and therefore offset against cost of sales and selling, general and administrative expenses.

NOTE B - BASIS OF PRESENTATION AND NATURE OF BUSINESS

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

      Pursuant to Securities and Exchange Commission rules, the merger of a private operating company (Integrated) into a non-operating public shell corporation with nominal net assets is considered a capital transaction. Accordingly, for accounting purposes, the merger has been treated as an acquisition of the Company by Integrated and a recapitalization of the Company. The historical financial statements for the years ended December 31, 2006 and 2005 are those of Integrated. Since the merger is a recapitalization and not a business combination, pro forma information is not presented.

                   AUSTRALIAN FOREST INDUSTRIES AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006

NOTE B - BASIS OF PRESENTATION AND NATURE OF BUSINESS (CONTINUED)

      Going Concern

      As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $6,232,558 in 2006 and had a stockholders' deficit of $6,384,184 at December 31, 2006. Management's plans include the raising of capital through the equity markets to fund future operations, seeking additional acquisitions, and generating of revenue through its business. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. Additionally, during the fourth quarter, the Company experienced a severe liquidity problem and was having difficulty obtaining logs to operate its businesses. Currently, management has entered into a processing contract with Weyerhaeuser to process their logs for which the Company is receiving a processing fee. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Use of Estimates

      The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Foreign Currency Translation

      For 2006 and 2005, the Company considered the Australian dollar to be its functional currency. Assets and liabilities were translated into US dollars at year-end exchange rates. Statement of operations amounts were translated using the average rate during the year. Gains and losses resulting from translating foreign currency financial statements were accumulated in other comprehensive income, a separate component of stockholders' equity.

      Cash Equivalents

      For purposes of reporting cash flows, cash equivalents include investment instruments purchased with an original maturity of three months or less. There were no cash equivalents in 2006 or 2005.

      Inventories

      Inventories are stated at the lower of cost or market value. Cost is determined using the first-in, first-out (FIFO) method.

                   AUSTRALIAN FOREST INDUSTRIES AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

      Consolidated Financial Statements

      The consolidated financial statements include the Company and its wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

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

      Stock Based Compensation

      The Company accounts for stock issued for services using the fair value method. In accordance with the Emergency Issues Task Force ("EITF") 96-18, the measurement date of shares issued for service is the date at which the counterpart's performance is complete.

      Fair Values of Financial Instruments

      The Company uses financial instruments in the normal course of business. The carrying values of cash, accounts receivable, bank overdraft, accounts payable and accrued expenses approximate their fair value due to the short-term maturities of these assets and liabilities. The carrying values of loans payable approximate their fair value based upon management's estimates using the best available information.

                   AUSTRALIAN FOREST INDUSTRIES AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Allowance for Doubtful Accounts

      The allowance for doubtful accounts represents management's estimate of the amount of probable credit losses in accounts receivable, based upon experience and a review of past due balances.

      Revenue Recognition

      The Company is in the business of producing lumber for the building industry. In this connection, it receives orders from distributors and lumber yards throughout Australia. The Company ships its finished products FOB shipping point and title passes at that point. The Company also assures itself that there are valid sales arrangements, sales prices are fixed and determinable, and that collectibility is reasonably assured.

      Recent Accounting Pronouncements

      In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation 48, "Accounting for Income Tax Uncertainties" ("FIN 48"). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authority. Recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company expects to adopt the provisions of FIN 48 beginning in the first quarter of 2007. The Company is currently in the process of determining the impact, if any, of adopting the provisions of FIN 48 on its financial position, results of operations and liquidity.

      In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value under other accounting pronouncements that permit or require fair value measurements, changes the methods used to measure fair value and expands disclosures about fair value measurements. In particular, disclosures are required to provide information on the extent to which fair value is used to measure assets and liabilities; the inputs used to develop measurements; and the effect of certain of the measurements on earnings (or changes in net assets). SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption, as of the beginning of an entity's fiscal year, is also permitted, provided interim financial statements have not yet been issued. The Company expects to adopt the provisions of FIN 48 beginning in the first quarter of 2008. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 157 will have on its consolidated financial statements.

      In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108"). SAB No. 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. SAB No. 108 requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement

                   AUSTRALIAN FOREST INDUSTRIES AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Recent Accounting Pronouncements (Continued)

      that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 does not change the guidance in SAB No. 99, "Materiality," when evaluating the materiality of misstatements.

      SAB No. 108 is effective for fiscal years ending after November 15, 2006. Upon initial application, SAB No. 108 permits a one-time cumulative effect adjustment to beginning retained earnings. The Company adopted SAB No. 108 for the fiscal year ended December 31, 2006. Adoption of SAB No. 108 did not have a material impact on the consolidated financial statements.

      In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 allows entities to measure at fair value many financial instruments and certain other assets and liabilities that are not otherwise required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have not determined what impact, if any, that adoption will have on our results of operations, cash flows or financial position.

NOTE D - VARIABLE INTEREST ENTITIES

      In January 2003, the FASB issued Interpretation 46 ("FIN 46") and in December 2003, it issued a revised interpretation of FIN 46 (FIN 46-R), which supersedes FIN 46 and clarifies and expands current accounting guidance for VIE's. FIN 46 clarifies when a company should consolidate in its financial statements the assets, liabilities and activities of a VIE. FIN 46 provides general guidance as to the definition of a variable interest entity and requires it to be consolidated if a party with an ownership, contractual or other financial interest, absorbs the majority of the VIE's expected losses, or is entitled to receive a majority of the residual returns, or both. A variable interest holder that consolidates the VIE is the primary beneficiary and is required to consolidate the VIE's assets, liabilities and noncontrolling interests at fair value at the date the interest holder first becomes the primary beneficiary of the VIE.

      The Company has concluded that Timbermans Group Pty. Ltd. is deemed to be a VIE under FIN 46 and accordingly has been consolidated in the financial statements for 2006 and 2005. Timbermans Group, a holding company which acquired the Company through an exchange agreement, became the majority shareholder of Australian Forest Industries by investing $5,307,400 in the Company which was borrowed from National Australia Bank (See Note H - Short-Term Borrowing.) Timbermans Group Pty. Ltd. had total assets of $5,719,107 and $7,357,379, total liabilities of $12,042,392 and
      $8,050,323, accumulated deficits of $6,323,285 and $693,017 at December 31, 2006 and 2005, respectively, and net losses of $971,775 and $354,176 for the years then ended.

NOTE E - INVENTORY

      Inventory consists of the following at December 31,

                                                       2006              2005
                                                   ------------     ------------
            Raw materials and supplies             $     75,093     $    228,547
            Work in progress                            212,502          605,692
            Finished goods                              452,789          944,101
                                                   ------------     ------------
                                                   $    740,384     $  1,778,340
                                                   ============     ============

                   AUSTRALIAN FOREST INDUSTRIES AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006

NOTE F - PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment is comprised of the following at December
      31,

                                   Useful Life         2006            2005
                                   ------------    ------------    ------------
      Land                                         $    947,160    $  1,133,042
      Buildings                              40       1,642,216       1,261,795
      Plant and equipment                    30      16,885,091      11,866,257
      Capital works in progress                       1,421,804         987,936
      Motor vehicles                          5         222,716         194,035
                                                   ------------    ------------
                                                     21,118,987      15,443,065
      Less: accumulated depreciation                 (3,189,690)     (2,402,939)
                                                   ------------    ------------
                                                   $ 17,929,297    $ 13,040,126
                                                   ============    ============

      Depreciation expense for the years ended December 31, 2006 and 2005 was $550,013 and $438,947, respectively.

NOTE G - DUE TO TIMBERMANS SHAREHOLDERS

      Due to Related Party

      Included in the related party debt is a loan to Timberman's from Oz Investmentcorp Pty. Ltd. ("Oz")In the amount of $1,578,600, which bears interest at 7.5% per annum. The loan is due on or before August 9, 2007. The loan is convertible into Timberman's shares at a conversion price that will give Oz a proportionate share of the total issued shares of Timbermans Group (See Note M - Litigation.)

      At December 31, 2006 and 2005, the Company was indebted to the shareholders of Timbermans for $6,593,951 and $3,213,912, respectively. The loans are non interest bearing, are unsecured and have no specific repayment date. This indebtedness is the net result of transactions between the Company and Timbermans.

      Long-Term Log Supply Contract

      In November 2004, the Timbermans Group entered into a 20 year long-term log supply contract with the New South Wales State Government. To obtain the contract, the Timbermans Group paid $886,648. In February 2005, it assigned the contract to the Company's wholly owned subsidiary, Integrated Forest Products Pty, Ltd. The contract is being amortized over 20 years. The Company recognized $52,498 and $54,900 in amortization expense in 2006 and 2005, respectively. Estimated amortization expense for the next five years is $265,000.

NOTE H - SHORT TERM BORROWING

      The Company has an overdraft facility with the National Bank of Australia in the amount of $2,738,871 at the Australian base rate plus 1.80% annually. The amount of the overdraft at December 31, 2006 and 2005 was $1,899,238 and $117,772, respectively. The facility is secured by the assets of the Company and Timbermans Group Pty. Ltd., and personal guarantees of the principal Officers and Directors of the Company. The notes currently bear interest at the rate of 11.9% per annum with a default rate of 18.4% per annum. The facility is currently due and is negotiated with the bank on a monthly basis.

                   AUSTRALIAN FOREST INDUSTRIES AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006

NOTE H - SHORT TERM BORROWING (CONTINUED)

      The Company, in connection with the Long Term Timber Supply contract, has placed a bank guarantee in the amount of $576,700 with the New South Wales government with an issue fee of 1.40% of fair value and a fee of 1.40% of face value payable semi-annually to insure a steady supply of timber. Of the $576,700 bank guarantees, $489,100 is secured by the wife of a principal Officer and Director and $87,600 is secured by the assets of the Company, Timbermans Group Pty. Ltd., and the personal guarantees of the principal Officer and Directors of the Company.

      In 2004, the Timbermans Group Pty. Ltd. obtained a credit facility of $5,209,380 to acquire a majority interest in Australian Forest Industries. The credit facility is secured by the assets of Australian Forest Industries, Timbermans Group Pty. Ltd., the personal guarantees of the principal Officers and Directors of Australian Forest Industries and Timbermans Group Pty. Ltd., as well as personal properties of certain principal Officers and Directors. The loan bears interest at the rate of 6.2% on $2,880,000 and a floating rate on the balance of the loan. The loan balance at December 31, 2006 and 2005 was $5,209,380 and $4,818,000,
      respectively.

      In addition, the Company has a $5,760,000 facility with National Australia Bank to acquire capital equipment which would be secured by such purchases. At December 31, 2006, the Company has executed Capital Lease Agreements aggregating $5,388,077 (See Note I - Capital Lease Obligation.)

      All of the above credit facilities are renewable every six months.

NOTE I - CAPITAL LEASE OBLIGATIONS

      The Company has obtained various pieces of equipment under capital leases expiring through 2010. The assets and liabilities under these capital leases ($7,758,474) with the National Bank of Australia are recorded at the lower of the present values of the minimum lease payments or the fair values of the assets. The assets are included in property and equipment and are being depreciated over their estimated useful lives. The capitalized leases are secured by the equipment purchased.

      As of December 31, 2006, minimum future lease payments under these capital leases are:

                                                     For the
                                                   Years Ending
                                                   December 31,         Amount
                                                   ------------       ----------
                                                       2007            1,977,755
                                                       2008            1,977,755
                                                       2009            1,546,936
                                                       2010              711,907
                                                                      ----------
      Total minimum lease payments                                    $6,214,353
                                                                      ==========

                                                             December 31,
                                                    ----------------------------
                                                       2006              2005
                                                    ----------        ----------
      Total minimum lease payments                  $6,214,353        $5,354,455
      Less: amounts representing interest              826,277           765,560
                                                    ----------        ----------
            Net minimum lease payments               5,388,077         4,588,895
      Less: current portion                          1,977,755         1,076,013
                                                    ----------        ----------
      Long-term portion                             $3,410,322        $3,512,882
                                                    ==========        ==========

                   AUSTRALIAN FOREST INDUSTRIES AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006

NOTE J - INCOME TAXES

      The Company has adopted Financial Accounting Statement SFAS No. 109, Accounting for Income Taxes. Under this method, the Company recognizes a deferred tax liability or asset for temporary differences between the tax basis of an asset or liability and the related amount reported on the financial statements. The principal types of differences, which are measured at current tax rates, are net operating loss carry forwards. At December 31, 2006 and 2005, these differences resulted in a deferred tax asset of approximately $2,095,000 and $887,700. SFAS No. 109 requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Since realization is not assured, the Company has recorded a valuation allowance for the entire deferred tax asset, and the accompanying financial statements do not reflect any net asset for deferred taxes at December 31, 2006 or 2005.

      The Company's net operating loss carry forwards amounted to approximately $11,967,000 and $5,735,000 at December 31, 2006 and 2005, which have unlimited expiration.

NOTE K - STOCKHOLDERS' DEFICIT

      In connection with the Reverse Merger on September 1, 2005, the Company issued 17,000,000 shares to a consultant. The shares were valued at $0.015 per share which was the average trading price for the third quarter.

      During the year ended December 31, 2006, the Company issued 200,000 shares at $0.35 which was recorded as stock based compensation of $70,000.

NOTE L - SALE - LEASEBACK TRANSACTION

      In April 2005, the Company entered into a transaction to sell equipment to the National Bank of Australia and leased it back under a new capitalized lease agreement. Under SFAS No. 98, the gain of $1,611,320 will be deferred and amortized over the life of the related equipment. For the year ended December 31, 2006 and 2005, $ 53,710 and $35,806 has been included in operating income.

      The amortization of the gain for the next five years is as follows.

                                                                        Gain
                                                          Year      Amortization
                                                          ----      ------------
                                                          2007            53,710
                                                          2008            53,710
                                                          2009            53,710
                                                          2010            53,710
                                                          2011            53,710
                                                    Thereafter         1,253,254
                                                                    ------------
                                                                    $  1,521,804
                                                                    ============

NOTE M - LITIGATION

      Oz has initiated a letter of demand for the $1,578,600 due from the Timbermans Group for full payment of funds lent to the Timbermans Group. The Company is currently negotiating with Oz and had agreed to provide additional collateral.

                   AUSTRALIAN FOREST INDUSTRIES AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006

NOTE N - ALLOWANCE FOR DOUBTFUL ACCOUNTS

      At December 31, 2006, the allowance for doubtful accounts was $539,172.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

                             OFFICERS AND DIRECTORS

We have 4 executive officers who also serve as our board of directors. Our directors are elected at each annual meeting of shareholders. The following individuals are all of our executive officers and directors:

      Name            Age    Positions and Offices With The Company
      -------         ---    ---------------------------------------------------
      Michael Timms    56    Chief Executive Officer; President; Chairman of the
                             Board

      Colin Baird      48    Chief Financial Officer; Director

      Tony Esplin      44    Executive Vice President - Marketing; Director

      Roger Timms      50    Executive Vice President - Engineering; Director

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

ITEM 10. EXECUTIVE COMPENSATION

The table below sets forth all annual and long-term compensation paid by the Company through the latest practicable date to the Chief Executive Officer of the Company and to all executive officers of the Company who received total annual salary and bonus in excess of $100,000 for services rendered in all capacities to the Company and its subsidiaries during the fiscal years ended December 31, 2005 and 2006.

Summary Compensation Table

                                                                                Long-Term
                                                                              Compensation
                                                                                 Awards
                                                                              ------------
                                                                                            Securities
                                                                                            Underlying
                                                                                            Options (#)    All Other
Name and Principal Position                      Year           Salary ($)       Bonus         /SARS      Compensation
----------------------------------------         ----           ----------       -----      -----------   ------------
Michael Timms -
Chairman of the Board; CEO and President         2006             0               None          None          None
                                                 2005             75,000          None          None          None

Coin Baird - Chief Financial Officer
   and Director                                  2006             0               None          None          None
                                                 2005             60,000          None          None          None

Tony Esplin - Executive Vice President
   - Marketing; Director                         2006             0               None          None          None
                                                 2005             75,000          None          None          None

Norman Backman - Chief Operating
   Officer; Director (resigned)                  2006             0               None          None          None
                                                 2005            140,000          None          None          None

Roger Timms - Executive Vice President
   - Marketing; Director                         2006             0               None          None          None
                                                 2005             20,000          None          None          None

Directors' Compensation

Other than minimal expenses incurred for traveling to Canberra which were reimbursed by the Company, during the fiscal year ended December 31, 2006 our Directors did not received a fee for serving in that capacity.

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

-----------------------------------------------------------------------------------------------
Title of Class          Name of Beneficial Owner       Shares of Common Stock  Percent of Class
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------
Common                  Timbermans Group Pty Ltd(1)               140,000,000            54.47%
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------
Common                  Norman Backman(2)                          20,000,000             7.78%
-----------------------------------------------------------------------------------------------
Common                  Colin Baird(3)                             20,000,000             7.78%
-----------------------------------------------------------------------------------------------
Common                  Tony Esplin(4)                             20,000,000             7.78%
-----------------------------------------------------------------------------------------------
Common                  Michael Timms(5)                           20,000,000             7.78%
-----------------------------------------------------------------------------------------------
Common                  Roger Timms(6)                             20,000,000             7.78%
-----------------------------------------------------------------------------------------------
Directors and
Officers
as a group                                                        240,000,000            93.39%
-----------------------------------------------------------------------------------------------

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

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

On September 18, 2006, we filed a current report on Form 8-K disclosing that on that date, Australian Forest Industries (the "Company"), entered into a stock purchase and recapitalization agreement (the "Stock Purchase Agreement") with SIMBA Mines, Inc., a Nevada corporation ("SIMBA") pursuant to which the Company proposed to purchase from SIMBA all of the issued and outstanding shares of its wholly-owned subsidiary Simbajamba Mines Limited, a company incorporated pursuant to the laws of Samoa ("Simbajamba"), for various consideration.

Included in the above Form 8-K we also reported that on September 18, 2006, the Company entered into a shares sale agreement (the "Share Sale Agreement") with Bongani International Group Limited ("BIG"), a company incorporated pursuant to the laws of the British Virgin Islands, pursuant to which the Company proposed to purchase from BIG all of the issued and outstanding shares of its wholly-owned subsidiary, Rockbury, for (a) 4,806,625 shares of common stock of the Company(post consolidation); and (b) the settlement of all outstanding loan balances between Bongani International Group Limited and Rockbury.

On March 28, 2007, we filed a current report on Form 8-K disclosing that on March 24, 2007, Australian Forest Industries terminated agreements with each of Simba Mines, Inc., and Bongani International Group Limited due to the parties' failure to reach agreement on key terms. As a result of the termination, both the Stock Purchase Agreement and the Share Sale Agreement (as those terms are defined below) were mutually terminated by the parties thereto on March 24, 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company's fiscal year ended December 31, 2006, the cost for professional services rendered for the audit of our financial statements and the review of the Form 10-KSB aggregated $40,000.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2006.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUSTRALIAN FOREST INDUSTRIES


/s/ Michael Timms
-----------------
Name: Michael Timms
Title: Chief Executive Officer, President and Chairman
Date: April 17, 2007


/s/ Colin Baird
---------------
Name: Colin Baird
Title: Chief Financial Officer and Director
Date: April 17, 2007


/s/ Roger Timms
---------------
Name: Roger Timms
Title: Executive Vice President and Director
Date: April 17, 2007