Form 10QSB
period 2007-03-31
Australian Forest Industries
filed 2007-05-22
CIK 1083743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549
FORM 10-QSB
QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
Commission file number 0-25909
Australian Forest Industries
(Exact name of small business issuer as specified in its charter)

Nevada	86-0931332
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4/95 Salmon Street, Port Melbourne, Victoria
Australia, 3207
(Address of principal executive offices) (Zip Code)

Issuer’s telephone number: 011 61 3 8645 4340

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

The number of shares of the issuer’s outstanding common stock, which is the only class of its common equity, on March 31, 2007 was 257,400,680.

ITEM 1 FINANCIAL STATEMENTS

AUSTRALIAN FOREST INDUSTRIES AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$5,009	$4,894
Accounts receivable	526,660	1,493,473
Inventory	304,165	740,384
Prepaid expenses and other	116,491	33,121
Total Current Assets	952,325	2,271,872

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
depreciation of $3,415,770 at March 31, 2007 and December 31, 2006
respectively	18,254,776	17,929,297

OTHER ASSETS
Long-term timber supply contract, net of amortization of $138,377 and
$144,345 at March 31, 2007 and December 31, 2006, respectively	748,785	742,307
Total Assets	$19,955,886	$20,943,476

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Bank overdraft	$329,008	$1,899,238
Due to National Australia Bank	5,332,668	5,209,380
Accounts payable	6,266,876	5,311,101
Current portion of capitalized lease obligations	4,174,161	1,977,755
Due to Timberman shareholders	6,688,892	6,593,951
Related party payable		641,003
Accrued payroll, related taxes and benefits	1,463,571	1,213,106
Total Current Liabilities	24,255,176	22,845,534

OTHER LIABILITIES
Capitalized lease obligations	3,610,442	3,410,322
Deferred capital gain	1,460,489	1,521,804
Total Liabilities	5,070,931	4,932,126

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001, 5,000,000 shares authorized, none issued and outstanding

Common stock, par value $0.001, 300,000,000 shares authorized, 257,400,680 and 257,400,680 issued and outstanding in 2007 and 2006, respectively
	257,600	257,600
Additional paid-in capital	4,573,217	4,573,217
Accumulated other comprehensive income	71,046	302,278
Accumulated deficit	(14,272,084)	(11,967,279)
Total Stockholders’ Deficit	(9,370,221)	(6,834,184)
Total Liabilities and Stockholders’ Deficit	$19,955,886	$20,943,476

See accompanying notes to financial statements.

AUSTRALIAN FOREST INDUSTRIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended December 31,
	2007	2006

REVENUE - SALES	$655,364	$3,449,112

COSTS AND EXPENSES
Cost of goods sold	494,015	1,794,836
Selling, general and administrative	1,822,643	2,060,123
Provision for doubtful accounts		131,864
Interest expense	499,229	201,098
Depreciation and amortization	157,295	140,007
Total Costs and Expenses	2,973,182	4,327,928

OPERATING LOSS	(2,317,818)	(878,816)

NON-OPERATING INCOME
Other income		92,500
Interest income		81,625
Gain on disposal of assets	13,013	103,062
Total Non-Operating Income	13,013	277,187

NET LOSS	$(2,304,805)	$(601,629)

Net Loss per share (basic and diluted)	$(0.01)	$(0.01)

Weighted average shares outstanding	257,600,480	257,400,680

See accompanying notes to financial statements.

AUSTRALIAN FOREST INDUSTRIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,304,805)	$(601,629)
Adjustments to reconcile net income to cash flows used
in operating activities:
Depreciation and amortization expense	157,295	140,007
Amortization of leaseback gain	(61,315)	81,625
Gain/loss on sale of equipment		(13,013)
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(83,370)	5,555
(Increase) decrease in inventories	436,219	(245,664)
(Increase) decrease in receivables	966,813	(1,160,228)
Increase (decrease) in accounts payable and other liabilities	1,206,240	1,160,523
Increase (decrease) in bank overdraft	(1,570,230)	300,734
Increase in related party payable	(641,003)	(4,199)
Net Cash Provided by (Used in) Operating Activities	(1,907,169)	(323,276)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital additions	(476,239)	(2,321,592)
Net Cash Used in Investing Activities	(476,239)	(2,321,592)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from shareholders	94,941	1,733,819
Capital leases	2,396,526	979,550
National Australian Bank loan	123,288	(125,400)
Net Cash Provided by (Used In) Financing Activities	2,614,755	2,587,969

EFFECT OF EXCHANGE RATES ON CASH	(231,232)	(14,142)
INCREASE (DECREASE) IN CASH	115	(71,041)
CASH AT BEGINNING OF PERIOD	4,894	127,014
CASH AT END OF PERIOD	$5,009	$55,973

See accompanying notes to financial statements.

AUSTRALIAN FOREST INDUSTRIES AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2007

NOTE A - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Australian Forest Industries annual report on Form 10-KSB for the year ended December 31, 2006.

NOTE B - GOING CONCERN

As indicated in the accompanying financial statements, the Company incurred a net loss of $2,304,805 for the three months ended March 31, 2007, and has a Stockholders’ Deficit of $9,370,221 at March 31, 2007. Management’s plans include the raising of capital through the equity markets to fund future operations, seeking additional acquisitions, and generating of revenue through its business. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. Additionally, during the fourth quarter, the Company experienced a severe liquidity problem and was having difficulty obtaining logs to operate its businesses. Currently, management has entered into a processing contract with Weyerhaeuser to process their logs for which the Company is receiving a processing fee. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C - LITIGATION

Oz has initiated a letter of demand for the $1,578,600 due from the Timbermans Group for full payment of funds lent to the Timbermans Group. The Timbermans Group is currently negotiating with Oz and has agreed to provide additional collateral.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

It should be noted that this Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain “forward-looking statements.” The terms “believe,” “anticipate,” “intend,” “goal,” “expect,” and similar expressions may identify forward-looking statements. These forward-looking statements represent the Company’s current expectations or beliefs concerning future events. The matters covered by these statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements, including the Company’s dependence on weather-related factors, introduction and customer acceptance of new products, the impact of competition and price erosion, as well as supply and manufacturing restraints and other risks and uncertainties. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation that the strategy, objectives or other plans of the Company will be achieved. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

During the fourth quarter, the Company experienced a severe liquidity problem and was having difficulty obtaining logs to operate its businesses. Currently, management has entered into a processing contract with Weyerhaeuser to process their logs for which the Company is receiving a processing fee.

On March 24, 2007, the Company terminated agreements with each of Simba Mines, Inc., and Bongani International Group Limited due to the parties’ failure to reach agreement on key terms. As a result of the termination, both the Stock Purchase Agreement and the Share Sale Agreement were mutually terminated by the parties thereto on March 24, 2007.

Oz has initiated a letter of demand for the $1,578,600 due from the Timbermans Group for full payment of funds lent to the Timbermans Group. The Timbermans Group is currently negotiating with Oz and has agreed to provide additional collateral.

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

Operating costs for the three-months ended March 31, 2007 aggregated $2,973,182. This includes costs incurred in general and administrative selling of $1,822,643. We incurred an operating loss of $(2,317,818) and a total net loss of $(2,304,805) or $(0.01) per share.

Operating costs for the three-month period ended March 31, 2006 aggregated $(878,816). This includes general and administrative selling of $2,060,123 and costs of goods sold of $1,794,836. As a result of the above we realized a loss of $(601,629) for the three-month period ended March 31, 2006 or $(0.01) per share.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2007 we had current assets of $952,325 and on December 31, 2006 we had current assets of $2,271,872.

Net cash used in operating activities for the three-month period ended March 31, 2007 was $(1,907,169). Net cash used in investing activities for the three-month period ended March 31, 2007 was $(476,239). Net cash provided by financing activities was $2,614,755 for this period.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s discussion and analysis of its financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, income taxes and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements Affecting The Company:

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48, “Accounting for Income Tax Uncertainties” (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. Recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company expects to adopt the provisions of FIN 48 beginning in the first quarter of 2007. The Company is currently in the process of determining the impact, if any, of adopting the provisions of FIN 48 on its financial position, results of operations and liquidity.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under other accounting pronouncements that permit or require fair value measurements, changes the methods used to measure fair value and expands disclosures about fair value measurements. In particular, disclosures are required to provide information on the extent to which fair value is used to measure assets and liabilities; the inputs used to develop measurements; and the effect of certain of the measurements on earnings (or changes in net assets). SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption, as of the beginning of an entity’s fiscal year, is also permitted, provided interim financial statements have not yet been issued. The Company expects to adopt the provisions of FIN 48 beginning in the first quarter of 2008. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 157 will have on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. SAB No. 108 requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 does not change the guidance in SAB No. 99, “Materiality,” when evaluating the materiality of misstatements.

SAB No. 108 is effective for fiscal years ending after November 15, 2006. Upon initial application, SAB No. 108 permits a one-time cumulative effect adjustment to beginning retained earnings. The Company adopted SAB No. 108 for the fiscal year ended December 31, 2006. Adoption of SAB No. 108 did not have a material impact on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows entities to measure at fair value many financial instruments and certain other assets and liabilities that are not otherwise required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have not determined what impact, if any, that adoption will have on our results of operations, cash flows or financial position.

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

Exhibit 31.1 Certification of Chief Executive Officer

Exhibit 31.2 Certification of Chief Financial Officer

Exhibit 32.1 Certification of Chief Executive Officer

Exhibit 32.1 Certification of Chief Financial Officer

b. Reports on Form 8-K

On March 24, 2007, Australian Forest Industries (the “Company”) terminated agreements with each of Simba Mines, Inc., and Bongani International Group Limited due to the parties’ failure to reach agreement on key terms. As a result of the termination, both the Stock Purchase Agreement and the Share Sale Agreement (as those terms are defined below) were mutually terminated by the parties thereto on March 24, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUSTRALIAN FOREST INDUSTRIES

/s/ Michael Timms
Name: Michael Timms Title: CEO, President and Chairman of the Board Date: May 21, 2007

/s/ Colin Baird
Name: Colin Baird Title: Chief Financial Officer Date: May 21, 2007