Form 10QSB
period 2007-06-30
Australian Forest Industries
filed 2007-08-20
CIK 1083743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549
FORM 10-QSB
QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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

The number of shares of the issuer’s outstanding common stock, which is the only class of its common equity, on June 30, 2007, was 257,600,680.

ITEM 1 FINANCIAL STATEMENTS

CONTENTS

Consolidated Balance Sheets	F-1

Consolidated Statements of Operations	F-2

Consolidated Statements of Cash Flows	F-3

Notes to Consolidated Financial Statements	F-4

AUSTRALIAN FOREST INDUSTRIES AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$5,263	$4,894
Accounts receivable, net	383,858	1,493,473
Inventory	238,451	740,384
Prepaid expenses and other	95,442	33,121
Total Current Assets	723,014	2,271,872

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
depreciation of $3,746,580 at June 30, 2007 and December 31, 2006
respectively	19,045,518	17,929,297

OTHER ASSETS
Long-term timber supply contract, net of amortization of $157,026 and
$124,345 at June 30, 2007 and December 31, 2006, respectively	774,973	742,307
Total Assets	$20,543,505	$20,943,476

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Bank overdraft	$98,879	$1,899,238
Due to National Australia Bank	5,602,146	5,209,380
Accounts payable	7,015,369	5,311,101
Current portion of capitalized lease obligations	5,537,021	1,977,755
Due to Timberman shareholders	7,046,707	6,593,951
Related party payable	641,003	641,003
Accrued payroll, related taxes and benefits	724,612	1,213,106
Total Current Liabilities	26,665,737	22,845,534

OTHER LIABILITIES
Capitalized lease obligations	4,050,858	3,410,322
Deferred capital gain	1,531,380	1,521,804
Total Liabilities	32,247,975	27,777,660

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001, 5,000,000 shares
authorized, none issued and outstanding
Common stock, par value $0.001, 300,000,000 shares
authorized, 257,600,680 issued and outstanding
in 2007 and 2006, respectively	257,600	257,600
Additional paid-in capital	4,573,217	4,573,217
Accumulated other comprehensive income	(435,336)	302,278
Accumulated deficit	(16,099,951)	(11,967,279)
Total Stockholders’ Deficit	(11,704,470)	(6,834,184)
Total Liabilities and Stockholders’ Deficit	$20,543,505	$20,943,476

See accompanying notes to financial statements.

AUSTRALIAN FOREST INDUSTRIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

REVENUE - SALES	$1,378,795	$3,892,949	$2,034,159	$7,342,061

COSTS AND EXPENSES
Cost of goods sold	117,573	2,315,311	611,588	4,110,147
Selling, general and administrative	2,385,077	1,970,657	4,207,720	4,030,781
Provision for doubtful accounts	84,879	631	84,879	132,495
Interest expense	487,456	191,986	986,685	393,084
Depreciation and amortization	166,297	147,119	323,592	287,125
Total Costs and Expenses	3,241,282	4,625,704	6,214,464	8,953,632

OPERATING LOSS	(1,862,487)	(732,755)	(4,180,305)	(1,611,571)

NON-OPERATING INCOME
Other income	20,863	40,788	20,863	133,288
Interest income		82,406		164,031
Gain on disposal of assets	13,757	493	26,770	103,555
Total Non-Operating Income	34,620	123,687	47,633	400,874

NET LOSS	$(1,827,867)	$(609,068)	$(4,132,672)	$(1,210,697)

NET LOSS PER SHARE
(BASIC AND DILUTED)	$0.01	$0.01	$(0.02)	$(0.01)

WEIGHTED AVERAGE SHARES
OUTSTANDING	257,600,680	257,400,680	257,600,680	257,400,680

See accompanying notes to financial statements.

AUSTRALIAN FOREST INDUSTRIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended
	June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,132,672)	$(1,210,697)
Adjustments to reconcile net loss to cash flows from
operating activities:
Depreciation and amortization	323,592	173,495
Amortization of leaseback gain	(26,770)	(161,148)
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(62,321)	(26,347)
(Increase) decrease in inventories	501,933	(537,597)
(Increase) decrease in receivables	1,109,615	(1,260,223)
(Increase) decrease in Timber contract	(32,666)	84,998
Increase (decrease) in accounts payable and other liabilities	1,704,268	1,091,253
Increase (decrease) in bank overdraft	(1,800,359)	1,499,674
Increase (decrease) in related party payable		81
Increase (decrease) in accrued payroll	(488,,494)	43,782
Increase (decrease) in taxes payable		69,437
Net Cash Used in Operating Activities	(2,903,874)	(233,292)

CASH FLOWS FROM INVESTING ACTIVITIES
Disposal costs
Capital additions	(80,826)	(3,232,510)
Investment in long-term timber supply contract
Disposal of capital assets		237,250
Net Cash Used in Investing Activities	(80,826)	(2,995,260)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft
Loans from shareholders	452,756	2,488,382
Capital leases	4,199,802	780,656
National Australian Bank loan	392,766	660
Sale leaseback deferred credit	9,576	221
Net Cash Provided By (Used In) Financing Activities	5,054,900	3,269,919

EFFECT OF EXCHANGE RATES ON CASH	(2,069,831)	(168,381)
INCREASE (DECREASE) IN CASH	369	(127,014)
CASH AT BEGINNING OF PERIOD	4,894	127,014
CASH AT END OF PERIOD	$5,263	$-

See accompanying notes to financial statements.

AUSTRALIAN FOREST INDUSTRIES AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2007

NOTE A - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Australian Forest Industries annual report on Form 10-KSB for the year ended December 31, 2006.

NOTE B - GOING CONCERN

As indicated in the accompanying financial statements, the Company incurred a net loss of $4,132,672 for the six months ended June 30, 2007, and has a Stockholders’ Deficit of $11,704,470 at June 30, 2007. Management's plans include the raising of capital through the equity markets to fund future operations, seeking additional acquisitions, and generating of revenue through its business. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. Additionally, during the fourth quarter, the Company experienced a severe liquidity problem and was having difficulty obtaining logs to operate its businesses. Currently, management has entered into a processing contract with Weyerhaeuser to process their logs for which the Company is receiving a processing fee. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C - APPOINTMENT OF ADMINISTRATOR OF INTEGRATED FOREST PRODUCTS PTY LTD

Our majority shareholder, Timbermans Group Pty Ltd (“TG”) has been a defendant in a litigation brought by Oz Investmentcorp Pty Ltd (“Oz”), a company owned and controlled by Mr. Jeffrey Revelle Reade. TG and OZ were unable to reach settlement terms in the calendar quarter ending June 30, 2007. During that quarter, we concluded that our subsidiary, Integrated Forest Products Pty Ltd (“IFP”) should appoint Romanis Cant as an Administrator.

Immediately thereafter, our Board of Directors in conjunction with the National Australia Bank appointed PriceWaterhouseCoopers as Receiver Managers of IFP and TG. It was decided that this course of action was required in order to preserve the Company’s assets.

Oz and Mr. Revelle-Reade foreclosed early on a loan agreement due to repaid in full by October 2007. TG and AUFI attempted in good faith to settle the matter in the interests of all shareholders and believed a settlement was agreed to. However, contrary to our perceived settlement terms, Oz & Revelle-Reade proceeded to attempt to liquidate TG.

Subsequent to the above appointments, the Australian Government has offered a $4 million grant, subject to certain conditions, in order to assist the business going forward.

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

RESULTS OF OPERATIONS

Operating costs for the three-months ended June 30, 2007 aggregated $3,241,282. This includes costs incurred in general and administrative selling of $2,385,077. We incurred an operating loss of $(1,862,487) and a total net loss of $(1,827,867) or $(0.01) per share.

Operating costs for the six--month period ended June 30, 2007 aggregated $(6,214,464). This includes general and administrative selling of $4,207,720 and interest expenses of $986,685. As a result of the above we realized a net loss of $(4,180,305) for the six-month period ended June 30, 2007 or $(0.01) per share.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2007 we had current assets of $20,543,505 and on December 31, 2006 we had current assets of $20,943,476.

Net cash used in operating activities for the six-month period ended June 30, 2007 was $(2,903,874). Net cash used in investing activities for the six-month period ended June 30, 2007 was $(80,826). Net cash provided by financing activities was $5,054,900 for this period.

APPOINTMENT OF ADMINISTRATOR OF INTEGRATED FOREST PRODUCTS PTY LTD

Our majority shareholder, Timbermans Group Pty Ltd (“TG”) has been a defendant in a litigation brought by Oz Investmentcorp Pty Ltd (“Oz”), a company owned and controlled by Mr. Jeffrey Revelle Reade. TG and OZ were unable to reach settlement terms in the calendar quarter ending June 30, 2007. During that quarter, we concluded that our subsidiary, Integrated Forest Products Pty Ltd (“IFP”) should appoint Romanis Cant as an Administrator.

Immediately thereafter, our Board of Directors in conjunction with the National Australia Bank appointed PriceWaterhouseCoopers as Receiver Managers of IFP and TG. It was decided that this course of action was required in order to preserve the Company’s assets.

Oz and Mr. Revelle-Reade foreclosed early on a loan agreement due to repaid in full by October 2007. TG and AUFI attempted in good faith to settle the matter in the interests of all shareholders and believed a settlement was agreed to. However, contrary to our perceived settlement terms, Oz & Revelle-Reade proceeded to attempt to liquidate TG.

Subsequent to the above appointments, the Australian Government has offered a $4 million grant, subject to certain conditions, in order to assist the business going forward.

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

AUSTRALIAN FOREST INDUSTRIES

/s/ Michael Timms
Name: Michael Timms
Title: CEO, President and Chairman of the Board Date: August 20, 2007

/s/ Colin Baird
Name: Colin Baird
Title: Chief Financial Officer Date: August 20, 2007