Form 10QSB
period 2007-09-30
Australian Forest Industries
filed 2007-11-19
CIK 1083743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-QSB
QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

The number of shares of the issuer’s outstanding common stock, which is the only class of its common equity, on September 30, 2007, was 257,600,680.

ITEM 1 FINANCIAL STATEMENTS

CONTENTS

Consolidated Balance Sheets	F-1
Consolidated Statements of Operations	F-2
Consolidated Statements of Cash Flows	F-3
Notes to Consolidated Financial Statements	F-4

AUSTRALIAN FOREST INDUSTRIES AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30,	December 31,
	2007	2006
	(Unaudited)
CURRENT ASSETS
Cash	$8,737	$4,894
Accounts receivable, net	454,590	1,493,473
Inventory	5,406	740,384
Prepaid expenses and other	122,535	33,121
Total Current Assets	591,268	2,271,872

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
depreciation of $4,086,769 and $3,189,690 at September 30, 2007 and
December 31, 2006, respectively	19,768,012	17,929,297

OTHER ASSETS
Long-term timber supply contract, net of amortization of $176,531 and
$124,345 at September 30, 2007 and December 31, 2006, respectively	798,899	742,307

Total Assets	$21,158,179	$20,943,476

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Bank overdraft	$3,256,759	$1,899,238
Due to National Australia Bank	5,863,242	5,209,380
Accounts payable	7,736,845	5,311,101
Current portion of capitalized lease obligations	5,537,021	1,977,755
Due to Timberman shareholders	7,454,632	6,593,951
Related party payable	721,459	641,003
Accrued payroll, related taxes and benefits	1,006,996	1,213,106
Total Current Liabilities	31,576,954	22,845,534

OTHER LIABILITIES
Capitalized lease obligations	817,563	3,410,322
Deferred capital gain	1,598,318	1,521,804
Total Liabilities	33,992,835	27,777,660

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001, 5,000,000 shares
authorized, none issued and outstanding
Common stock, par value $0.001, 300,000,000 shares
authorized, 257,600,680 issued and outstanding
in 2007 and 2006, respectively	257,600	257,600
Additional paid-in capital	4,573,217	4,573,217
Accumulated other comprehensive income	(967,462)	302,278
Accumulated deficit	(16,698,011)	(11,967,279)
Total Stockholders’ Deficit	(12,834,656)	(6,834,184)

Total Liabilities and Stockholders’ Deficit	$21,158,179	$20,943,476

See accompanying notes to financial statements.

AUSTRALIAN FOREST INDUSTRIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

REVENUE – SALES	$477,244	$4,008,572	$2,511,403	$11,350,633

COSTS AND EXPENSES
Cost of goods sold	164,358	2,414,890	775,946	6,525,037
Selling, general and administrative	585,236	2,706,697	4,792,956	6,737,478
Provision for doubtful accounts	1,372	134,154	86,251	266,649
Interest expense	190,268	254,564	1,176,953	647,648
Depreciation and amortization	169,642	149,162	493,234	436,287
Total Costs and Expenses	1,110,876	5,659,467	7,325,340	14,613,099

OPERATING LOSS	(633,632)	(1,650,895)	(4,813,937)	(3,262,466)

NON-OPERATING INCOME
Other income	21,538	12,037	42,401	145,325
Interest income		83,555		247,586
Gain on disposal of assets	14,034	648	40,804	104,203
Total Non-Operating Income	35,572	96,240	83,205	497,114

NET LOSS	$(598,060)	(1,554,655)	$(4,730,732)	$(2,765,352)

NET LOSS PER SHARE
(BASIC AND DILUTED)	$0.01	$0.01	$(0.02)	$(0.01)

WEIGHTED AVERAGE SHARES
OUTSTANDING	257,600,680	257,400,680	257,600,680	257,400,680

See accompanying notes to financial statements.

AUSTRALIAN FOREST INDUSTRIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended
	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,730,732)		$(2,765,352)
Adjustments to reconcile net loss to cash flows from
operating activities:
Depreciation and amortization	493,234		407,419
Stock based compensation			70,000
Amortization of leaseback gain	(40,804)		(252,150)
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(89,414)		53,046
(Increase) decrease in inventories	734,978		(562,603)
(Increase) decrease in receivables	1,038,883		(1,044,880)
(Increase) decrease in Timber contract	52,187		66,662
Increase (decrease) in accounts payable and other liabilities	2,425,744		1,990,795
Increase (decrease) in bank overdraft	1,357,521		1,989,217
Increase (decrease) in related party payable			13,643
Increase (decrease) in accrued payroll	(206,109)		299,350
Increase (decrease) in taxes payable			69,437
Net Cash Provided by (Used in) Operating Activities	1,035,488		334,584

CASH FLOWS FROM INVESTING ACTIVITIES
Capital additions	(85,016)		(3,833,830)
Net Cash Used in Investing Activities	(85,016)		(3,833,830)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from shareholders	33,032		2,777,287
Capital leases	202,559		554,609
National Australian Bank loan			110,880
Sale leaseback deferred credit	76,514		37,083
Net Cash Provided By (Used In) Financing Activities	312,105		3,479,859

EFFECT OF EXCHANGE RATES ON CASH	(1,258,734)		(107,627)
INCREASE (DECREASE) IN CASH	3,843		(127,014)
CASH AT BEGINNING OF PERIOD	4,894		127,014
CASH AT END OF PERIOD	$8,737	$

See accompanying notes to financial statements.

AUSTRALIAN FOREST INDUSTRIES AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2007

NOTE A - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Australian Forest Industries annual report on Form 10-KSB for the year ended December 31, 2006.

NOTE B - GOING CONCERN

As indicated in the accompanying financial statements, the Company incurred a net loss of $4,730,732 for the nine months ended September 30, 2007, and has a Stockholders’ Deficit of $12,834,656 at September 30, 2007.   Management's plans include the raising of capital through the equity markets to fund future operations, seeking additional acquisitions, and generating of revenue through its business. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. Additionally, during the fourth quarter of 2006, the Company experienced a severe liquidity problem and was having difficulty obtaining logs to operate its businesses. Currently, management has entered into a processing contract with Weyerhaeuser to process their logs for which the Company is receiving a processing fee. The Company’s wholly owned subsidiary in Australia, Integrated Forest Products, is currently under administration in Australia (in the U.S. this is tantamount to a Chapter 11 Bankruptcy).  There is no assurance that the company will emerge from the administrative proceedings and be self-sufficient and profitable. (See Note D to the Financial Statement.) These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C – LITIGATION

Oz Investmentcorp Pty Ltd. initiated a letter of demand for the $1,578,600 due from the Timbermans Group for full payment of funds lent to the Timbermans Group.  The Company is currently negotiating with Oz and had agreed to provide additional collateral.

On November 14, 2007, the Company was named as a co-defendant in a lawsuit brought in the High Court of Justice Chancery Division, England by Courical Holding B.V. (“Plaintiff”) whereby it is alleged that the Plaintiff invested $650,000 in Zebra Mining Services Limited (“Co-Defendant”) in exchange for 325,000 shares of Company common stock and 325,000 warrants to purchase Company common stock pursuant to an agreement between the three parties. The Plaintiff alleges that it never received any consideration for its investment from either the Co-Defendant or the Company. Although the Company anticipates submitting an answer to such Complaint, it has not currently done so as it is considering its course of action thereto.

NOTE D - ADMINISTRATION

The Company’s wholly owned subsidiary in Australia, Integrated Forest Products, is currently in Administration and is being operated by Court appointed administrators.  Administration in Australia is  similar to Chapter 11 Bankruptcy or receivership in the U.S.  There is no assurance that the Company’s subsidiary will emerge from the administrative proceedings.

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

As indicated in the accompanying financial statements, the Company incurred a net loss of $4,730,732 for the nine months ended September 30, 2007, and has a Stockholders’ Deficit of $12,834,656 at September 30, 2007.   Management's plans include the raising of capital through the equity markets to fund future operations, seeking additional acquisitions, and generating of revenue through its business. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. Additionally, during the fourth quarter of 2006, the Company experienced a severe liquidity problem and was having difficulty obtaining logs to operate its businesses. Currently, management has entered into a processing contract with Weyerhaeuser to process their logs for which the Company is receiving a processing fee. The Company’s wholly owned subsidiary in Australia, Integrated Forest Products, is currently under administration in Australia (in the U.S. this is tantamount to a Chapter 11 Bankruptcy).  There is no assurance that the company will emerge from the administrative proceedings and be self-sufficient and profitable. (See Note D to the Financial Statement.) These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Oz Investmentcorp Pty Ltd. initiated a letter of demand for the $1,578,600 due from the Timbermans Group for full payment of funds lent to the Timbermans Group.  The Company is currently negotiating with Oz and had agreed to provide additional collateral.

On November 14, 2007, the Company was named as a co-defendant in a lawsuit brought in the High Court of Justice Chancery Division, England by Courical Holding B.V. (“Plaintiff”) whereby it is alleged that the Plaintiff invested $650,000 in Zebra Mining Services Limited (“Co-Defendant”) in exchange for 325,000 shares of Company common stock and 325,000 warrants to purchase Company common stock pursuant to an agreement between the three parties. The Plaintiff alleges that it never received any consideration for its investment from either the Co-Defendant or the Company. Although the Company anticipates submitting an answer to such Complaint, it has not currently done so as it is considering its course of action thereto.

The Company’s wholly owned subsidiary in Australia, Integrated Forest Products, is currently in Administration and is being operated by Court appointed administrators.  Administration in Australia is similar to Chapter 11 Bankruptcy or receivership in the U.S.  There is no assurance that the Company’s subsidiary will emerge from the administrative proceedings.

We are currently seeking alternative business operations and any transaction that would involve the sale of most or all of our assets.  If and when such sale has been completed, we will seek to use the proceeds from such sale, after satisfying our current liabilities, to develop or acquire a business or businesses which we believe will best serve the long term interests of our shareholders. Such businesses may or may not be related to the timber industry.

RESULTS OF OPERATIONS

Operating costs for the three-months ended September 30, 2007 aggregated $1,110,876. This includes costs incurred in general and administrative selling of $585,236.  We incurred an operating loss of $(633,632) and a total net loss of $(598,060) or $(0.01) per share.

Operating costs for the nine-month period ended September 30, 2007 aggregated $(4,813,937). This includes general and administrative selling of $4,792,956 and interest expenses of $1,176,953.  As a result of the above we realized a net loss of $(4,730,732) for the nine-month period ended September 30, 2007 or $(0.01) per share.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2007 we had current assets of $21,158,179 and on December 31, 2006 we had current assets of $20,943,476.

Net cash provided by operating activities for the nine-month period ended September 30, 2007 was $1,035,488. Net cash used in investing activities for the six-month period ended September 30, 2007 was $(85,016).  Net cash provided by financing activities was $312,105 for this period.

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

(c) Not applicable

PART II
Item 1. Legal Proceedings

Oz Investmentcorp Pty Ltd. initiated a letter of demand for the $1,578,600 due from the Timbermans Group for full payment of funds lent to the Timbermans Group.  The Company is currently negotiating with Oz and had agreed to provide additional collateral.

On November 14, 2007, the Company was named as a co-defendant in a lawsuit brought in the High Court of Justice Chancery Division, England by Courical Holding B.V. (“Plaintiff”) whereby it is alleged that the Plaintiff invested $650,000 in Zebra Mining Services Limited (“Co-Defendant”) in exchange for 325,000 shares of Company common stock and 325,000 warrants to purchase Company common stock pursuant to an agreement between the three parties. The Plaintiff alleges that it never received any consideration for its investment from either the Co-Defendant or the Company. Although the Company anticipates submitting an answer to such Complaint, it has not currently done so as it is considering its course of action thereto.

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

AUSTRALIAN FOREST INDUSTRIES

/s/ Michael Timms
Name: Michael Timms
Title: CEO, President and Chairman of the Board
Date:  November 16, 2007

/s/ Colin Baird
Name: Colin Baird
Title: Chief Financial Officer
Date: November 16, 2007