Form 10KSB/A
period 2005-12-31
Australian Forest Industries
filed 2008-03-28
CIK 1083743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
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

Common Stock, $0.001 par value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO []

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of May 9, 2006 was approximately $380,646 based on 400,680 shares of common stock. The number of shares of Common Stock of the registrant outstanding on May 9, 2006 was 257,400,680.

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

On September 1, 2004, we entered into a Share Exchange Agreement with Timbermans Group Pty Ltd, an Australian corporation and its wholly-owned subsidiary at the time Integrated Forest Products Pty Ltd, an Australian corporation as well (“Share Exchange Agreement” and “Share Exchange”, respectively). Pursuant to such Share Exchange Agreement, we:

•	completed a 200-1 reverse stock split of our common stock
•	increased our authorized number of shares from 100,000,000 to 300,000,000
•	changed our name from Multi-Tech International, Inc. to Australian Forest Industries
•	appointed Messrs. Michael Timms, Norman Backman, Colin Baird, Antony Esplin and Roger Timms to the board of directors
•	issued 257,000,000 shares of our common stock as a result of the Share Exchange Agreement

Thus, upon completion of the Share Exchange, Integrated Forest Products Pty Ltd (“IFP”) became a wholly-owned subsidiary of the Company and the Company’s symbol on the OTC-BB was changed from “MLTI” to “AUFI”.

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

In April 2003, Timbermans Group Pty Ltd entered into an agreement with the government of New South Wales which granted Timbermans the 20 year wood supply rights to timber from the Bombala forest, equal to approximately 300,000 cubic meters of wood (“Bombala Agreement”). This Agreement was assigned to the Company at that time with the full knowledge of New South Wales government. Management believes that this is the last significant undeveloped pine forest in Eastern Australia. The Bombala Agreement provides, inter alia, that the log purchase price review mechanism is linked to the sawn timber actual price achieved for the products produced at the new sawmill to be built at Bombala, the market price for structural radiata pine timber, the ABS producer price index for softwood in Sydney and input costs such as wages and fuel. This mechanism is expected to adequately protect the Company from any decreasing market prices and in part from increased costs during the term of the Bombala Agreement. With the signing of the Bombala Agreement, the Company has insured its supply for at least 20 years and is renewable at the Company’s option. With this asset the Company believes it has secured a major asset.

The Company’s core markets are Australia and Southern Asia. The Company’s revenues are generated solely in its core markets.

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

The new sawmill at Bombala is expected to put the Company in a position to produce at a lower cost relative to its current cost level, and in compliance with all applicable safety standards. In addition, it is expected to provide access to the Company to a large and high quality log supply, to Acora Reneco Group as leading Australian timber technology, mill and equipment suppliers, low cost production from expanding Integrated Forest Products and will allow the Company to concentrate on structural timber. Finally, the new sawmill is expected to create competitive economics of scale and to generate profits from the future integration of the Company’s operations in Canberra and Bombala.

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

Strategy

The Company’s strategy is to maximize shareholder value, inter alia, by realizing economics of scale and profits, initially through the securing of access to additional log supplies from private forests, the installation of a new log sawing line at Integrated Forest Products to improve its efficiency, and the continuation of the meeting of milestones laid down in the Bombala Agreement. The medium term strategy of the Company is to build a new green sawmill in Bombala, and to expand its drying and planing facilities for the intake of green sawn timber from the facilities then operated at Bombala. The long term strategy of the Company is to combine its wood chip production facilities, and to export wood chips with its strategic partner the State Forest of New South Wales, utilizing both the Company’s and the State Forest of New South Wales’ supply, or, alternatively, to establish a fibre board factory at Bombala utilizing its available wood chips. Other options are also being investigated.

Employees

At the end of December 2005, we employed 121 full time equivalents. In the Company’s vision, employees play a crucial role in the success of the Company. We encourage our employees to take initiative to further enhance our efficiency in timber production. In order to assist our employees, we constantly seek to train and educate them, either on an individual basis (product knowledge and quality control) or on a more collective basis (office automation and management skills). We have never experienced a work stoppage resulting from labor problems.

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

Competition

The Australian wood products market is a competitive market and could become more competitive in the future.  Our competitors are diverse and offer products similar to our products. Some of our competitors have access to significantly greater financial, marketing and other resources than us. Increased competition may result in price reductions for our products, reduced revenues and gross margins and loss of market share. We are committed to executing our strategy as set out above, inter alia, by focusing on our ability to source capital equipment at very competitive prices and effectively manage facilities as a result of management’s extensive consulting experience.

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

Finally, unlike most of our competitors, we believe that we have the ability for low cost incremental expansion of our Canberra and future Bombala facilities, mainly because of our spare processing capacity, subject to the availability of logs – the supply of which we believe to have secured through our Bombala Agreement, our log merchandising facility at Bombala for greater fibre recovery from whole log, and the availablity of in-house process control and selective hi-tech equipment.

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

We earn revenue from one product, Structural Radiata Pine Timber (lumber).  Sales are recorded when a customer is invoiced.  While we sold more timber in 2005 (68,000 m3) than 2004 (48,000 m3), an approximate 13% decline in the selling price of timber impacted our revenue.

Operating costs for the year ended December 31, 2004 aggregated $13,916,006. This includes costs incurred in procuring our rights under the Bombala Agreement and operating expenses for our Canberra sawmill. We incurred an operating loss of $(925,448) and a total net loss of $(252,422) or $(0.01) per share.

Operating costs for the twelve-month period ended December 31, 2005 aggregated $17,069,222. This includes an increase in costs of goods sold of $(3,587,314) which were a result of general costs associated with the growth of our business. As a result of the above we realized a loss of $(3,569,423) for the twelve-month period ended December 31, 2005 or $(0.01) per share. While the cost of logs has remained constant, the quality of timber, which is measured by the recovery of structural timber from a given log, has declined.  Additionally, direct and indirect labor costs have increased 19.6% from 2004 to 2005.

While the cost of logs has remained constant, the quality of timber, which is measured by the recovery of structural timber from a given log, has declined.  Additionally, direct and indirect labor costs have increased 19.6% from 2004 to 2005.

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 2004 and 2005 we had current assets of $3,962,334 and $3,722,067, respectively.

Net cash used in operating activities for the period from inception to December 31, 2004 was $270,978. Net cash used in operating activities for the period from inception to December 31, 2005 was $(4,148,578). The decrease in net cash was partially a result of an increase in related party payables and decrease in related party receivables of $273,175 which was a consequence of our growing business and the addition of a significant number of employees.

Historically, our major shareholder, Timbermans Group, has covered any shortfall in working capital.  There are no liabilities associated with our working capital deficit that are past due.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements Affecting The Company:

In December 2004, the FASB issued SFAS No. 123 (revised 2004), or SFAS 123R, “Share-Based Payment.”  This statement replaces SFAS 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board’s Opinion No. 25 (ABP 25), “Accounting for Stock Issued to Employees.”  SFAS 123R will require us to measure the cost our employee stock-based compensation awards granted after the effective date based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform services in exchange for the award (generally over the vesting period of the award).  SFAS 123R addresses all forms of share-based payments awards, including shares issued under employee stock purchase plans, stock option, restricted stock and stock appreciation rights. In addition, we will be required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  SFAS 123R is effective for fiscal periods beginning after June 15, 2005.  Therefore, we are required to implement the standard no later than our third fiscal quarter which begins on July 1, 2005.  SFAS 123R permits public companies to adopt its requirements using the following methods: (1) a “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date; or (2) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate their financial statements based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

AUSTRALIAN FOREST INDUSTRIES

AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004 (RESTATED)

MEYLER & COMPANY, LLC
CERTIFIED PUBLIC ACCOUNTANTS
ONE ARIN PARK
1715 HIGHWAY 35
MIDDLETOWN, NJ 07748

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Australian Forest Industries
Melbourne, Australia

We have audited the accompanying balance sheets of Australian Forest Industries as of December 31, 2005 and 2004 (restated) and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2005 (restated).  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Australian Forest Industries as of December 31, 2005 and 2004 (restated), and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005 (restated), in conformity with accounting principles generally accepted in the United States of America.

Reference is made to Note A – Restatements.

/s/ Meyler & Company, LLC

Middletown, NJ
May 17, 2006 (Except for Notes A, B, and G
   as to which the date is  December 29, 2006)

AUSTRALIAN FOREST INDUSTRIES

CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,
	2005	2004
	(Restated)	(Restated)

CURRENT ASSETS
Cash	$127,014	$225,189
Accounts receivable	1,622,974	1,611,756
Inventory	1,778,340	1,983,039
Prepaid expenses and other	193,739	142,350
Total Current Assets	3,722,067	3,962,334
PROPERTY, PLANT AND EQUIPMENT, net of accumulated
depreciation of $2,402,939 and $2,349,923 in 2005 and 2004, respectively	13,040,126	10,317,803

OTHER ASSETS
Long-term timber supply contract, net of amortization of $91,843 and
$36,943 in 2005 and 2004, respectively	794,805	849,705

	$17,556,998	$15,129,842

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Bank overdraft	$117,772	$421,097
Due to National Australia Bank	4,818,000	5,229,350
Accounts payable	2,690,957	3,154,507
Current portion of capitalized lease obligations	1,076,013	731,217
Due to Timberman shareholders	3,213,912	386,835
Related party payable 592,844
Accrued payroll, related taxes and benefits	599,389	571,186
Total Current Liabilities	13,108,887	10,494,192

OTHER LIABILITIES
Capitalized lease obligations	3,512,882	2,797,975
Deferred capital gain	1,575,514
Total Liabilities	18,197,283	13,292,167

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001, 5,000,000 shares
authorized, none issued and outstanding
Common stock, par value $0.001, 300,000,000 shares
authorized, 257,400,680 issued and outstanding	257,400	257,400
Additional paid-in capital	4,503,417	4,503,417
Accumulated other comprehensive income	333,619	21,796
Accumulated deficit	(5,734,721)	(2,944,938)
Total Stockholders’ Equity	(640,285)	1,837,675
Total Liabilities and Stockholders’ Equity	$17,556,998	$15,129,842

See accompanying notes to financial statements.

AUSTRALIAN FOREST INDUSTRIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31
	2005	2004
	(Restated)	(Restated)

REVENUE - SALES	$13,499,799	$12,990,558

COSTS AND EXPENSES
Cost of goods sold	15,272,772	11,685,458
Selling, general and administrative	611,867	1,285,332
Stock based compensation		255,000
Interest expense	703,757	374,847
Depreciation and amortization	480,826	315,369
Total Costs and Expenses	17,069,222	13,916,006

OPERATING LOSS	(3,569,423)	(925,448)

NON-OPERATING INCOME
Other income -Government Grant		443,041
Interest income	1,359	1,328
Gain on disposal of assets	778,281	228,657
Total Non-Operating Income	779,640	673,026

NET LOSS	$(2,789,783)	$(252,422)

Net Loss per share (Basic and Diluted)	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding	257,400,680	257,400,680

See accompanying notes to financial statements.

AUSTRALIAN FOREST INDUSTRIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31
	2005	2004
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,789,783)	$(252,422)
Adjustments to reconcile net income to cash flows used
in operating activities:
Depreciation	438,947	315,369
Amortization of Timber contract	54,900	36,943
Amortization of leaseback gain	(35,806)
Gain on sale of equipment	(2,389,601)	(228,657)

	Changes in operating activities:
(Increase) in prepaid expenses	(51,389)	(59,895)
(Increase) decrease in inventories	204,699	(952,240)
(Increase) decrease in receivables	(11,217)	261,247
(Increase) decrease in related party receivable	273,175	(273,175)
Increase (decrease) in accounts payable and other liabilities	(463,550)	1,392,082
Increase in related party payable	592,844
Increase in accrued payroll	28,203	31,726
Net Cash (Used in) Provided by Operating Activities	(4,148,578)	270,978

CASH FLOWS FROM INVESTING ACTIVITIES
Disposal costs	(118,866)
Capital additions	(5,200,874)	(5,078,041)
Investment in long-term timber supply contract		(886,648)
Disposal of capital assets	1,652,675	815,150
Net Cash Used in Investing Activities	(3,667,065)	(5,149,539)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(303,325)	421,097
Loans from shareholders	2,827,077	660,010
Capital leases	1,059,703	3,172,256
National Australian bank loan	(411,350)	5,229,350
Proceeds from sale of assets	4,233,540	446,714
Timberman controlling interest		(5,307,400)
Net Cash Provided by (Used In) Financing Activities	7,405,645	4,622,027

EFFECT OF EXCHANGE RATES ON CASH	311,823	21,796
DECREASE IN CASH	(98,175)	(234,738)
CASH AT BEGINNING OF PERIOD	225,189	459,927
CASH AT END OF PERIOD	$127,014	$225,189

SUPPLEMENTAL DISCLOSURES:
Interest paid	$695,405	$325,601
See accompanying notes to financial statements.

AUSTRALIAN FOREST INDUSTRIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (RESTATED)

								Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (loss)	Equity
Balance, December 31, 2002			5,319,764	$9,813,217		$(2,034,164)		$7,779,053
Net loss for the year ended
December 31, 2003						(56,369)		(56,369)

Adjustments from exchange
rate changes							$65,590	65,590

Balance, December 31, 2003
and prior to Reverse Merger			5,319,764	9,813,217		(2,090,533)	65,590	7,788,274
Reverse Merger (Note 1)
Exchange of Integrated
Forest Products Pty Ltd
shares for Australian
Forest Industries			(5,319,764)	(9,813,217)	$9,813,217
Shareholders equity of
Australian Forest
Industries at date of
merger			400,680	400	11,257,463	(11,257,863)
Reverse Merger capitalization					(11,257,863)	11,257,863
Issuance of shares at date of
merger			240,000,000	240,000	(240,000)
Issuance of shares for
consulting agreement			17,000,000	17,000	238,000			255,000
Timbermans Group Pty. Ltd.
investment in Company					(5,307,400)			(5,307,400)
Cumulative losses of Timber-
man’s Group Pty. Ltd.						(601,983)		(601,983)
Adjustment from exchange
rate changes							(43,794)	(43,794)
Net loss for the year ended
December 31, 2004						(252,422)		(252,422)
Balance, December 31, 2004			257,400,680	257,400	4,503,417	(2,944,938)	21,796	1,837,675
Adjustments from exchange
rate changes							311,823	311,823
Net loss for the year ended
December 31, 2005						(2,789,783)		(2,789,783)
Balance, December 31, 2005			257,400,680	$257,400	$9,810,817	$(5,734,721)	$333,619	$(640,285)

See accompanying notes to financial statements.

AUSTRALIAN FOREST INDUSTRIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE A – RESTATEMENTS

The Company’s financial statements for the year ended December 31, 2005 and 2004 have been restated.  The effects of the restatements are presented in the following table:

	Year Ended December 31, 2005			Year Ended December 31, 2004
	As Reported	Restated		As Reported	Restated
Balance Sheet
Cash					$225,189	(1)
Prepaid expense and other				$141,609	142,350	(1)
Property, plant and equipment,
net of accumulated depreciation				9,712,015	10,317,803	(1)
Receivable from related party				273,175		(2)
Due to Timbermans shareholders				660,010	386,835	(1)(2)
Current liabilities	8,290,887	13,108,887		5,264,842	10,494,192	(5)
Other liabilities	4,818,000	nil		5,229,350	nil
Accrued expense				542,414	571,186	(1)
Deferred capital gain	$1,396,481	$1,575,514	(3)
Accumulated deficit	(5,555,688)	(5,734,721)		(2,958,939)	(2,944,938	) (1)

Statement of Operations
Cost of goods sold	15,441,948	15,272,772	(4)
Selling, general and
administrative	653,091	611,687	(4)	1,271,331	1,285,332	(1)
Other income	225,851	nil	(4)
Interest income	164,941	1,359	(4)

Notes:

1)	Restated to include the accounts of Timbermans Group Pty. Ltd., an entity deemed to be a Variable Interest Entity.
2)	Reclassification of related party receivable against payable to same related party.
3)	Recalculation of amortization relating to deferred gain on sale leaseback transaction. Amortization is based upon life of acquired equipment instead of loan repayment amortization.
4)	Reclassification of components of other income deemed to be operating and therefore offset against cost of sales and selling, general and administrative expenses.
5)	Reclassification of loans from National Australia Bank to current from other liabilities.

NOTE B -                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Australian Forest Industries (“the Company”), through its wholly owned subsidiary Integrated Forest Products Pty Ltd (“Integrated”), operates a saw mill in Australia which cuts pine timber into building products to supply the commercial and residential industry along the eastern coast of Australia.

Reverse Merger

On September 1, 2004, Integrated, owned by the Timbermans Group Pty Ltd (“Timbermans”), entered into a share exchange agreement with the Company and issued 240,000,000 shares of its common stock

AUSTRALIAN FOREST INDUSTRIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE B -                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reverse Merger (Continued)

to acquire Integrated.  In connection with the share exchange agreement, Integrated became a wholly owned subsidiary of the Company and Integrated’s officers and directors became the officers and directors of the Company.  Prior to the merger, the Company was a non-operating “shell” corporation.

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

Foreign Currency Translation

For 2005 and 2004, the Company considered the Australian dollar to be its functional currency.  Assets and liabilities were translated into US dollars at year-end exchange rates.  Statement of operations amounts were translated using the average rate during the year.  Gains and losses resulting from translating foreign currency financial statements were accumulated in other comprehensive income, a separate component of stockholders’ equity.

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

AUSTRALIAN FOREST INDUSTRIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE B -                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Loss Per Common Share

The Company computes per share amounts in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share”.  SFAS No. 128 requires presentation of basic and diluted EPS.  Basic EPS is computed by dividing the income (loss) available to Common Stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is based on the weighted-average number of shares of Common Stock and Common Stock equivalents outstanding during the periods.

Comprehensive Income (Loss)

SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components to be presented in association with a company’s financial statements.  Comprehensive income is defined as the change in a business enterprise’s equity during a period arising from transactions, events or circumstances relating to non-owner sources, such as foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities.  It includes all changes in equity during a period except those resulting from investments by or distributions to owners.  Comprehensive income is accumulated in accumulated other comprehensive income (loss), a separate component of stockholders’ equity.

Stock Based Compensation

The Company accounts for stock issued for services using the fair value method.  In accordance with the Emergency Issues Task Force (“EITF”) 96-18, the measurement date of shares issued for service is the date at which the counterpart’s performance is complete.

Fair Values of Financial Instruments

The Company uses financial instruments in the normal course of business.  The carrying values of cash, accounts receivable, bank overdraft, accounts payable and accrued expenses approximate their fair value due to the short-term maturities of these assets and liabilities.  The carrying values of loans payable approximate their fair value based upon management’s estimates using the best available information.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 (SFAS 153), “Exchanges of Non-monetary Assets.”    SFAS 153 amends the guidance in APB No. 29, “Accounting for Non-monetary Assets.” APB No.29 was based on the principle that exchanges of non-monetary assets should be measured on the fair value of the assets exchanged.  SFAS 153 amends APB No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS 151 is effective for financial statements issued for fiscal years beginning after June 15, 2005.    The adoption of SFAS 153 is not expected to have a material effect on the Company’s financial position or results of operations.

AUSTRALIAN FOREST INDUSTRIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

Recent Accounting Pronouncements (Continued)

In December 2004, the FASB revised Statement of Financial Accounting Standards No. 123 (SFAS 123(R)), “Accounting for Stock-Based Compensation.”  The SFAS 123(R) revision established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  It does not change the accounting guidance for share-based payment transactions with parties other than employees.  For public entities that file as small business issuers, the revisions to SFAS 123(R) are effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.  The adoption of SFAS 123(R) is not expected to have a material effect on the Company’s financial position or results of operations.

In May 2005, the FASB issued SFAS no. 154, “Accounting Changes and Error Corrections (“SFAS No. 154”) which replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of ABP Opinion No. 28. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. Specially, this statement requires “retrospective application” of the direct effect for a voluntary change in accounting principle to prior periods’ financial statements, if it is practical to do so. SFAS No. 154 also strictly defines the term “restatement” to mean the correction of an error revising previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and are required to be adopted by the Company in the first quarter of fiscal year 2006.  Management does not anticipate that adoption will have a material impact on results of operations, financial position or cash flows.

Revenue Recognition

The Company is in the business of producing lumber for the building industry.  In this connection, it receives orders from distributors and lumber yards throughout Australia.  The Company ships its finished products FOB shipping point and title passes at that point.  The Company also assures itself that there are valid sales arrangements, that sales prices are fixed and determinable, and that collectibility is reasonably assured.

NOTE C - VARIABLE INTEREST ENTITIES

In January 2003, the FASB issued FIN 46 and in December 2003, it issued a revised interpretation of FIN 46 (FIN 46-R), which supersedes FIN 46 and clarifies and expands current accounting guidance for determining whether certain entities should be consolidated in the Company’s consolidated financial statements.  An entity is subject to FIN 46 and is called a Variable Interest Entity (VIE) if it has (1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about  the entity’s operations, or that do not absorb the expected losses or receive the expected returns of the entity.  A VIE is consolidated by its primary beneficiary, which is the party that has a majority of the expected losses or a majority of the expected residual returns of the VIE, or both.

The Company has concluded that the entity, Timbermans Group Pty. Ltd. is deemed to be a VIE under FIN 46 and accordingly has been consolidated in the financial statements for 2005 and 2004.  Timbermans Group, a holding company which acquired the Company through an exchange agreement, became the majority shareholder of Australian Forest Industries by investing $5,307,400 in the Company which

AUSTRALIAN FOREST INDUSTRIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE C - VARIABLE INTEREST ENTITIES (CONTINUED)

was borrowed from National Australia Bank.  See Note G – Short-Term Borrowing. The Company had total assets of $7,357,379 and $5,307,658, total liabilities of $8,050,323 and $5,181,152, accumulated earnings (deficits) of $(693,017) and $126,428 at December 31, 2005 and 2004, respectively, and income (losses) of $(354,176) and $243,935 for the years then ended.

NOTE D - INVENTORY

Inventory consists of the following at December 31,
	2005	2004
Raw materials and supplies	$228,547	$53,298
Work in progress	605,692	456,694
Finished goods	944,101	1,473,047
	$1,778,340	$1,938,039
NOTE E - EQUIPMENT

Equipment is comprised of the following at
		December 31,
	Useful Life	2005	2004
Land		$1,133,042	$1,166,139
Buildings	40	1,261,795	1,343,034
Plant and equipment	30	11,866,257	9,607,919
Capital works in progress		987,936	395,134
Motor vehicles	5	194,035	155,500
		15,443,065	12,667,726
Less: accumulated depreciation		2,402,939	2,349,923
		$13,040,126	$10,317,803
NOTE F - RELATED PARTY TRANSACTIONS

Due to  Related Party

At December 31, 2005 and 2004, the Company was indebted to the shareholders of Timbermans for $3,213,912 and $386,835, respectively.   The loans are non interest bearing, are unsecured and have no specific repayment date.  This indebtedness is the net result of transaction between the Company and Timbermans.

Long-Term Log  Supply Contract

In November 2004, the Timbermans Group entered into a 20 year long-term log supply contract with the New South Wales State Government.  To obtain the contract, the Timbermans Group paid $886,648.  In February 2005, it assigned the contract to the Company’s wholly owned subsidiary in Australia - Integrated Forest Products Pty, Ltd.  The contract is being amortized over 20 years.

NOTE G - SHORT TERM BORROWING

The Company has an overdraft facility with the National Bank of Australia in the amount of $499,000 at the Australian base rate plus 1.80% annually.  The amount of the overdraft at December 31, 2005 and

AUSTRALIAN FOREST INDUSTRIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE G - SHORT TERM BORROWING (CONTINUED)

2004 was $117,772 and $421,097, respectively.  The facility is secured by the assets of the Company and Timbermans Group Pty. Ltd., and personal guarantees of the principal Officers and Directors of the Company.  The notes currently bear interest at the rate of 11.9% per annum with a default rate of 18.4% per annum.

The Company, in connection with the Long Term Timber Supply contract, has placed a bank guarantee in the amount of $576,700 with the New South Wales government to insure a steady supply of timber with an issue fee of 1.40% of fair value and a fee of 1.40% of face value payable semi-annually.  Of the $576,700 bank guarantees, $489,100 is secured by the wife of a principal Officer and Director and $87,600 is secured by the assets of the Company, Timbermans Group Ptr. Ltd., and the personal guarantees of the principal Officer and Directors of the Company.

In 2004, the Timbermans Group Ptr. Ltd. obtained a credit facility of $5,307,400 to acquire a majority interest in Australian Forest Industries.  The credit facility is secured by the assets of Australian Forest Industries, Timbermans Group Ptr. Ltd., the personal guarantees of the principal Officers and Directors of Australian Forest Industries and Timbermans Group Ptr. Ltd., as well as personal properties of certain principal Officers and Directors.  The loan bears interest at the rate of 6.2% on $2,880,000 and a floating rate on the balance of the loan.  The loan balance at December 31, 2005 and 2004 was $4,818,000 and $5,229,350, respectively.

In addition, the Company has a $5,760,000 facility with National Australia Bank to acquire capital equipment which would be secured by such purchases.  At December 31, 2005, the Company has executed Capital Lease Agreements aggregating $4,588,895.  See Note H – Capital Lease Obligation of the Notes to Financial Statements.

All of the above credit facilities are renewable every six months.

NOTE H - CAPITAL LEASE OBLIGATIONS

The Company has obtained various pieces of equipment under capital leases expiring through 2010.  The assets and liabilities under these capital leases ($5,354,455) with the National Bank of Australia are recorded at the lower of the present values of the minimum lease payments or the fair values of the assets.  The assets are included in property and equipment and are being depreciated over their estimated useful lives.  The capitalized leases are secured by the equipment purchased.

As of December 31, 2005, minimum future lease payments under these capital leases are:
	For the Years Ending December 31,	Amount
	2006	$1,376,073
	2007	1,376,073
	2008	1,376,073
	2009	962,772
	2010	263,463
Total minimum lease payments		$5,354,455

AUSTRALIAN FOREST INDUSTRIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

	December 31
	2005	2004
Total minimum lease payments	$5,354,455	$4,136,976
Less: amounts representing	765,560	607,784
Net minimum lease payments	4,588,895	3,529,192
Less: current portion	1,076,013	731,217
Long-term portion	$3,512,882	$2,797,975

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

The Company’s net operating loss carry forwards amounted to approximately $2,958,000 at December 31, 2004, which have unlimited expiration.

NOTE J - STOCKHOLDERS’ EQUITY

In connection with the Reverse Merger on September 1, 2005, the Company issued 17,000,000 shares to a consultant.  The shares were valued at $0.015 per share which was the average trading price for the third quarter.

NOTE K - SALE - LEASEBACK TRANSACTION

In April 2005, the Company entered into a transaction to sell equipment to the National Bank of Australia and leased it back under a new capitalized lease agreement.  Under SFAS No. 98, the gain of $1,611,320 will be deferred and amortized over the life of the related equipment.  For the year ended December 31, 2005, $35,806 has been included in operating income.

The amortization of the gain for the next five years is as follows.
Gain
Year	Amortization
2006	$53,710
2007	53,710
2008	53,710
2009	53,710
2010	53,710
Thereafter	1,306,964
$1,575,514

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

ITEM 8A. DISCLOSURE CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures.

As of the end of the period covering this Form 10-KSB, we evaluated the effectiveness of the design and operation of our "disclosure controls and procedures". The Company’s President conducted this evaluation by himself.

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

The Company's management, including the CEO and CFO believe that our system of disclosure controls and procedures provide reasonable assurance that information required to be disclosed in our periodic reports filed under the Exchange Act is, in fact, being disclosed

(iii) Conclusions with Respect to Our Evaluation of Disclosure Controls and Procedures.

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

Roger Timms

Mr. Roger Kenneth Timms was born 24 April 1956 in Bega, New South Wales, Australia. He has spent over twenty-five years in the sawmilling industry. He is currently involved in the design, supply and installation of sawmill equipment in Australia and part owns a company, Acora Reneco Group Pty Ltd, which performs these functions. He is the Company’s Director of Engineering.

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

The following table sets forth information concerning all remuneration paid by the Company as of December 31, 2005 to the Company's Directors and Executive Officers:

Summary Compensation Table

		Long-Term Compensation Awards
Name and Principal Position	Year	Salary	Bonus	Securities Underlying Options (#) /SARS	All Other Compensation
Michael Timms - Chairman of the Board; CEO and President	2005	$ 75,000
	2004	56,000

Coin Baird - Chief Financial Officer and Director	2005	60,000
	2004	28,000

Tony Esplin – Executive Vice President – Marketing; Director	2005	75,000
	2004	56,000

Norman Backman – Chief Operating Officer; Director	2005	140,000
	2004	140,000

Roger Timms – Executive Vice President – Marketing; Director	2005	20,000
	2004	20,000

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding the beneficial ownership of the shares of the Common Stock (the only class of shares  previously  issued by the Company) at May 15, 2006 by (i) each person known by the Company to be the beneficial owner of more than five percent (5%) of the Company’s outstanding shares of Common Stock,  (ii) each director of the Company,  (iii) the executive officers of the Company, and (iv) by all directors and executive officers of the Company as a group.  Other than the Timbermans Group Pty Ltd, each person named in the table, has sole voting and investment  power with  respect to all shares shown as  beneficially owned by such person and can be contacted at the address of the Company.

Title of Class	Name of Beneficial Owner	Shares of Common Stock	Percent of Class

Common	Timbermans Group Pty Ltd[1]	140,000,000	54.47%
Common	Jeffrey Reade	17,000,000	6.61%
Common	Norman Backman[2]	20,000,000	7.78%
Common	Colin Baird[3]	20,000,000	7.78%
Common	Tony Esplin[4]	20,000,000	7.78%
Common	Michael Timms[5]	20,000,000	7.78%
Common	Roger Timms[6]	20,000,000	7.78%
Directors and Officers as a group		240,000,000	93.39%

1Timbermans Group Pty Ltd is an Australian corporation with 5 shareholders who are the same individuals as our officers and directors. For the purposes of aggregating the securities ownership of officers and directors, we have included those shares held by Timbermans Group.

2Mr. Backman maintains his shares in his and his wife’s name

3Mr. Baird maintains his shares in his and his wife’s name

4Mr. Esplin maintains his shares in his and his wife’s name

5Mr. Michael Timms maintains his shares in his and his wife’s name

6Mr. Roger Timms maintains his shares in his and his wife’s name

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Timbermans Group Pty Ltd owns the majority of the shares of common stock of the Company and its shareholders are the same individuals as our officers and directors. Three of the directors of our Company also own 100% of Acora Reneco Group which is the largest Australian manufacturer and designer of original sawmilling equipment as well as an agent for sales and distribution for sawmilling equipment manufactured by other companies. The Company presently has an agreement in place pursuant to which Acora supplies the Company’s sawmill equipment needs. All transactions between Acora and the Company are at arms length terms.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

 Exhibit Number Exhibit Description

10.1           Letter of Offer to Timbermans Group Pty Ltd from National Australia Bank Limited
10.2           Letter of Offer to Integrated Forest Products Pty Ltd from National Australia Bank Limited
10.3           Deed of Sale between Integrated Forest Products Pty Ltd and National Australia Bank Limited
10.4   Sale/Leaseback Agreement with National Bank of Australia
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

AUSTRALIAN FOREST INDUSTRIES

/s/ Michael Timms
Name: Michael Timms
Title: Chief Executive Officer, President and Chairman
Date: March 28, 2008

/s/ Colin Baird
Name: Colin Baird
Title: Chief Financial Officer and Director
Date: March 28, 2008

/s/ Roger Timms
Name: Roger Timms
Title: Executive Vice President and Director
Date: March 28, 2008