Form 10KSB
period 2007-12-31
Australian Forest Industries
filed 2008-04-15
CIK 1083743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007                                                                                                                                                                                                                            Commission File
                                                                                                           Number 0-25909

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

Common Stock, $0.001 par value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  □

Persons who are to respond to the collection of information contained in this form are not required to respond unless the SEC 2337 (3-05) form displays a currently valid OMB control number.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes □   No ☒

State the issuer’s revenues for its most recent fiscal year.  As of December 31, 2007, no revenues were realized.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act.)  The aggregate market value of the voting common stock held by non-affiliates of the registrant as of April 14, 2008 was approximately $1,700,000 based on 17,000,000 shares of common stock. The number of shares of Common Stock of the registrant outstanding on April 14, 2008 was 257,600,680.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.  Yes  ⁯  No  ⁯

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of April 14, 2008, there are 257,600,680 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”).  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one):  Yes ______; No __X__

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Australian Forest Industries ("the Company"), through its wholly owned subsidiary Integrated Forest Products Pty Ltd ("Integrated"), previously operated a saw mill in Australia which cut pine timber into building products to supply the commercial and residential industry along the eastern coast of Australia. In July 2007, it went into receivership in Australia and, as a result, discontinued its operations. However, the Company has not been involved in any bankruptcy, receivership or similar proceeding. Additionally, the Company has not been involved in any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

On September 1, 2006, Integrated, owned by the Timbermans Group Pty Ltd ("Timbermans"), entered into a share exchange agreement with the Company and issued 240,000,000 shares of its common stock to acquire Integrated. In connection with the share exchange agreement, Integrated became a wholly owned subsidiary of the Company and Integrated's officers and directors became the officers and directors of the Company. Prior to the merger, the Company was a non-operating "shell" corporation.

Pursuant to Securities and Exchange Commission rules, the merger of a private operating company (Integrated) into a non-operating public shell corporation with nominal net assets is considered a capital transaction. Accordingly, for accounting purposes, the merger has been treated as an acquisition of the Company by Integrated and a recapitalization of the Company. The historical financial statements for the years ended December 31, 2007 and 2006 are those of Integrated. Since the merger is a recapitalization and not a business combination, pro forma information is not presented.

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $25,432,835 in 2007 and had a stockholders' deficit of $34,412,897 at December 31, 2007. Management's plans include the dissolution of the business and the liquidation of all liabilities. It also plans to spin out the bankrupt subsidiary and look for a merger candidate for the public shell. The Company subsidiary is in bankruptcy under Australian laws. The accompanying consolidated financial statements have been prepared on a liquidation basis and discontinued operation.

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

Recent events

On July 31, 2007, PricewaterhouseCoopers Australia was appointed Receivers and Managers of both Integrated and Timbermans.  On this same date, Deloitte was appointed Liquidator of Timbermans.  Romanis Cant was appointed Liquidator of Integrated on October 18, 2007.

Business operations of Integrated were continued until November 30, 2007 when all the assets of Integrated were offered for sale as a going concern.  No offers capable of acceptance by the Receivers were submitted.  As a result, the Receivers entered into contracts to sell the land, plant and equipment of IFP as individual assets.  Settlement of these contracts is expected to take place around the end of April 2008.

Timbermans owned two major assets, a rural property and the shares in the Company.  The rural property was sold by auction on March 14, 2008.  The Company has entered into a contract to sell its land and buildings for $9,556,357 and all of its manufacturing equipment for $964,403. Settlement of this sale is expected to take place around the end of April 2008.  The sale of the Company’s shares is expected to conclude shortly after the completion of the audit of Integrated and Timbermans' accounts, and lodgment of the requisite reports with the authorities in the United States.

ITEM 2. DESCRIPTION OF PROPERTY

Timbermans owned a rural property that was sold by auction on March 14, 2008.  The Company has entered into a contract to sell its land and buildings for $9,556,357.  Settlement of this sale is expected to take place around the end of April 2008.

ITEM 3. LEGAL PROCEEDINGS

Integrated and Timbermans were placed under administration in Australia (in the U.S. this is tantamount to a Chapter 11 Bankruptcy).  On July 31, 2007, PricewaterhouseCoopers Australia was appointed Receivers and Managers of both Integrated and Timbermans.  Also on this same date, Deloitte was appointed Liquidator of Timbermans.  Romanis Cant was appointed Liquidator of Integrated on October 18, 2007.

Business operations of Integrated were continued until November 30, 2007 when all of the assets of Integrated were offered for sale as a going concern.  No offers capable of acceptance by the Receivers were submitted.  As a result, the Receivers entered into contracts to sell the land, plant and equipment of Integrated as individual assets.  Settlement of these contracts is expected to take place around the end of April 2008.

Timbermans owned two major assets, a rural property and the shares in the Company.  The rural property was sold by auction on March 14, 2008.  Settlement of this sale is expected to take place around the end of April 2008.  The sale of the Company’s shares is expected to conclude shortly after the completion of the audit of Integrated and Timbermans' accounts, and lodgment of the requisite reports with the authorities in the United States.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) The Company's Common Stock is traded on the OTC-Bulletin Board under the symbol AUFI. The following sets forth the range of the closing bid prices for the Company's Common Stock for the period January 1, 2006 through April 14, 2008. Such prices represent inter-dealer quotations, do not represent actual transactions, and do not include retail mark-ups, mark-downs or commissions. Such prices were determined from information provided by a majority of the market makers for the Company's Common Stock.

	High Close	Low Close
2006
First Quarter	4.35	0.75
Second Quarter	0.94	0.75
Third Quarter	0.30	0.12
Fourth Quarter	0.42	0.31

2007
First Quarter	0.42	0.20
Second Quarter	0.22	0.10
Third Quarter	0.11	0.07
Fourth Quarter	0.15	0.07

2008
First Quarter	0.10	0.05
Second Quarter	0.05	0.05

(b) The approximate number of holders of the Common Stock of the Company as of April 14, 2008 was 1,000.

(c) No cash dividends were declared by the Company during the fiscal year ended December 31, 2007.

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

Integrated and Timbermans are currently under administration in Australia (in the U.S. this is tantamount to a Chapter 11 Bankruptcy).  On July 31, 2007, Price Waterhouse Coopers LLP was appointed Receivers and Managers of both Integrated and Timbermans.  Also on this same date, Deloitte was appointed Liquidator of Timbermans.  Romanis Cant was appointed Liquidator of Integrated on October 18, 2007.

The business operations of Integrated were continued until November 30, 2007 when all of the assets of Integrated were offered for sale as a going concern.  No offers capable of acceptance by the Receivers were submitted.  As a result, the Receivers entered into contracts to sell the land, plant and equipment of Integrated as individual assets.  Settlement of these contracts is expected to take place around the end of April 2008.

Timbermans owned two major assets, a rural property and the shares in the Company.  The rural property was sold by auction on March 14, 2008.  The Company has entered into a contract to sell its land and buildings for $9,556,357 and all of its manufacturing equipment for $964,403. Settlement of this sale is expected to take place around the end of April 2008.  The sale of the Company’s shares is expected to conclude shortly after the completion of the audit of Integrated and Timbermans' accounts, and lodgment of the requisite reports with the authorities in the United States.

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $25,432,835 in 2007 and had a stockholders' deficit of $34,412,897 at December 31, 2007. Management's plans include the dissolution of the business and the liquidation of all liabilities. It also plans to spin out the bankrupt subsidiary and look for a merger candidate. The Company’s subsidiary is in bankruptcy under Australian laws.

Our current business objective for the next 12 months is to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation.  We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

We do not currently engage in any business activities that provide us with positive cash flows.  As such, the costs of investigating and analyzing business combinations for the next approximately 12 months and beyond will be paid through funds from financing to be obtained.

During the next 12 months we anticipate incurring costs related to filing of Exchange Act reports and costs relating to consummating an acquisition.

We believe we will be able to meet these costs with amounts to be loaned to or invested in us by our stockholders or other investors.

We may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital.  In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings.  In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies.  In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

RESULTS OF OPERATIONS

The Company’s subsidiary is in bankruptcy under Australian laws.

Losses associated with discontinued operations for the twelve-month period ended December 31, 2006 aggregated $6,232,558.  As a result, we realized a net operating loss from discontinued operations of $6,232,558 or $(0.02) per share.

Losses associated with discontinued operations for the twelve-month period ended December 31, 2007 aggregated $9,792,485.  As a result, we realized a net operating loss from discontinued operations of $25,432,835 or $(0.10) per share.

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 2005 and 2006 we had no assets.

The Company had total liabilities of $34,412,897 and 6,934,184 in 2007 and 2006, respectively.

The Company has incurred a net loss of $25,432,835 in 2007 and had a stockholders' deficit of $34,412,897 at December 31, 2007.  In 2006, the Company incurred a net loss of $6,232,558 and had a stockholders’ deficit of $6,834,184.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements Affecting the Company:

In June 2007, the Financial Accounting Standards Board ("FASB") issued Interpretation 48, "Accounting for Income Tax Uncertainties" ("FIN 48"). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authority. Recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15,2007. The Company expects to adopt the provisions of FIN 48 beginning in the first quarter of 2007. The Company is currently in the process of determining the impact, if any, of adopting the provisions of FIN 48 on its financial position, results of operations and liquidity.

In September 2007, the FASB issued SFAS No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value under other accounting pronouncements that permit or require fair value measurements, changes the methods used to measure fair value and expands disclosures about fair value measurements. In particular, disclosures are required to provide information on the extent to which fair value is used to measure assets and liabilities; the inputs used to develop measurements; and the effect of certain of the measurements on earnings (or changes in net assets). SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption, as of the beginning of an entity's fiscal year, is also permitted, provided interim financial statements have not yet been issued. The Company expects to adopt the provisions of FIN 48 beginning in the first quarter of 2008. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 157 will have on its consolidated financial statements.

In September 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108"). SAB No. 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. SAB No. 108 requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 does not change the guidance in SAB No. 99, "Materiality," when evaluating the materiality of misstatements.

SAB No. 108 is effective for fiscal years ending after November 15, 2007. Upon initial application, SAB No. 108 permits a one-time cumulative effect adjustment to beginning retained earnings. The Company adopted SAB No. 108 for the fiscal year ended December 31, 2007. Adoption of SAB No. 108 did not have a material impact on the consolidated financial statements.

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

ITEM 7. FINANCIAL STATEMENTS

AUSTRALIAN FOREST INDUSTRIES, INC. AND SUBSIDIARY

AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

CONTENTS
_____________________________________________________________________________________________

MEYLER & COMPANY, LLC
CERTIFIED PUBLIC ACCOUNTANTS
ONE ARIN PARK
1715 HIGHWAY 35
MIDDLETOWN, NJ 07748

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Australian Forest Industries
Melbourne, Australia

We have audited the accompanying consolidated balance sheets of Australian Forest Industries, Inc. and Subsidiary as of December 31, 2007 and 2006  and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Australian Forest Industries, Inc. and Subsidiary as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will be liquidated.  As discussed in Note A to the consolidated financial statements, the Company incurred a net loss of $25,432,835 in 2007 and had an accumulated deficit of $37,400,114 at December 31, 2007, and there are existing uncertain conditions the Company faces relative to its ability to obtain capital and operate successfully. These conditions resulted in a decision to liquidate the Company.  Management’s plans regarding these matters are described in Note A.  The consolidated financial statements have been prepared on a liquidation basis for its wholly owned subsidiary.

/s/ Meyler & Company, LLC
Middletown, NJ
April 14, 2008

AUSTRALIAN FOREST INDUSTRIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,
	2007	2006

TOTAL ASSETS

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Net liabilities of entities discontinued	$34,412,897	$6,834,184
Total Current Liabilities	34,412,897	6,834,184

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001, 5,000,000 shares
authorized, none issued and outstanding
Common stock, par value $0.001, 300,000,000 shares
authorized, 257,600,680 and 257,400,680 issued and
outstanding in 2007 and 2006, respectively	257,600	257,600
Additional paid-in capital	4,573,217	4,573,217
Accumulated other comprehensive income	(1,843,600)	302,278
Accumulated deficit	(37,400,114)	(11,967,279)
Total Stockholders’ Deficit	(34,412,897)	(6,834,184)

Total Liabilities and Stockholders’ Deficit	$-	$-

See accompanying notes to financial statements.

AUSTRALIAN FOREST INDUSTRIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2007	2006

DISCONTINUED OPERATIONS
Loss from discontinued operations
(Net of income tax expense of $0)	$9,792,485	$6,232,558
Loss on disposal of discontinued operations
(Net of income tax expense of $0)	15,640,350
Total Discontinued Operations	25,432,835	6,232,558

NET LOSS	$(25,432,835)	$(6,232,558)

NET LOSS PER SHARE (BASIC AND DILUTED)
Continuing operations	-	-
Discontinued operations	$(0.10)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	257,600,680	257,400,680

See accompanying notes to financial statements.

AUSTRALIAN FOREST INDUSTRIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES	-	-

DISCONTINUED OPERATIONS
Loss from discontinued operations	$(25,432,835)	$(6,232,558)
Increase in net liabilities of entities discontinued	27,578,713	6,193,899
Cash provided by (used in) discontinued operations	2,145,878	(38,659)

EFFECT OF EXCHANGE RATE ON CASH	(2,145,878)	38,659
CASH END OF YEAR	$-	$-

See accompanying notes to financial statements.

AUSTRALIAN FOREST INDUSTRIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (loss)	Equity

Balance, December 31, 2005			257,400,680	257,400	4,503,417	(5,734,721)	333,619	(640,285)
Adjustments from exchange
rate changes							(31,341)	(31,341)
Issuance of shares for services
at $0.35 per share			200,000	200	69,800			70,000
Net loss for the year ended
December 31, 2006						(6,232,558)		(6,232,558)
Balance, December 31, 2006			257,600,680	257,600	4,573,217	(11,967,279)	302,278	(6,834,184)
Adjustments from exchange
rate changes							(2,145,878)	(2,145,878)
Net loss for the year ended
December 31, 2007						(25,432,835)		(25,432,835)
Balance, December 31, 2007			257,600,680	$257,600	$4,573,217	$(37,400,114)	$(1,843,600)	$(34,412,897)

See accompanying notes to financial statements.

AUSTRALIAN FOREST INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE A -   BASIS OF PRESENTATION AND NATURE OF BUSINESS

Nature of Business

Australian Forest Industries (“the Company”), through its wholly owned subsidiary Integrated Forest Products Pty Ltd (“Integrated”), previously operated a saw mill in Australia which cut pine timber into building products to supply the commercial and residential industry along the eastern coast of Australia. In July 2007, its wholly owned subsidiary in Australia went into bankruptcy and has formerly discontinued its operations.

                Going Concern and Liquidation

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $25,432,835 in 2007 and had an accumulated deficit of $37,400,114 at December 31, 2007.  Management plans to dissolve the business and liquidate the liabilities.  It also plans to spin out the bankrupt subsidiary and look for a merger candidate for the public shell.   The Company’s wholly owned subsidiary is in bankruptcy under Australian laws. The accompanying consolidated financial statements and discontinued operations of the Australian subsidiary have been prepared on a liquidation basis.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Foreign Currency Translation

For 2007 and 2006, the Company considered the Australian dollar to be its functional currency.  Assets and liabilities were translated into US dollars at year-end exchange rates.  Statement of operations amounts were translated using the average rate during the year.  Gains and losses resulting from translating foreign currency financial statements were accumulated in other comprehensive income, a separate component of stockholders’ equity.

Cash Equivalents

For purposes of reporting cash flows, cash equivalents include investment instruments purchased with an original maturity of three months or less.  There were no cash equivalents in 2007 or 2006.

Inventories

Inventories are stated at the lower of cost or market value.  Cost is determined using the first-in, first-out (FIFO) method.  There was no inventory at December 31, 2007.

AUSTRALIAN FOREST INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Comprehensive Income (Loss)

SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components to be presented in association with a company’s financial statements.  Comprehensive income is defined as the change in a business enterprise’s equity during a period arising from transactions, events or circumstances relating to non-owner sources, such as foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities.  It includes all changes in equity during a period except those resulting from investments by or distributions to owners.  Comprehensive income is accumulated in accumulated other comprehensive income (loss), a separate component of stockholders’ deficit.

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

AUSTRALIAN FOREST INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Allowance for Doubtful Accounts

The allowance for doubtful accounts represents management’s estimate of the amount of probable credit losses in accounts receivable, based upon experience and a review of past due balances.

Revenue Recognition

The Company was in the business of producing lumber for the building industry.  In this connection, it receives orders from distributors and lumber yards throughout Australia.  The Company ships its finished products FOB shipping point and title passes at that point.  The Company also assures itself that there are valid sales arrangements, sales prices are fixed and determinable, and that collectibility is reasonably assured.

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

In December 2007, the FASB issued SFAS NO. 141R, Business Combinations. This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired.  This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination.  SFAS No. 141R is effective for us for acquisitions made after November 30, 2009.  The company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 141R will have on  its consolidated financial statements.

Recent Accounting Pronouncements (Continued)

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements.  This standard outlines the accounting and reporting for ownership interest in a subsidiary held by parties other than the parent.  SFAS No. 160 is effective for our first quarter of 2010.  The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 160 will have on its consolidated financial statements.

NOTE C  - VARIABLE INTEREST ENTITIES

The Company accounts for variable interest entities (“VIE’s”) under FIN 46R. FIN 46R provides general guidance as to the definition of a variable interest entity and requires it to be consolidated if a party with an ownership, contractual or other financial interest, absorbs the majority of the VIE’s expected losses, or is entitled to receive a majority of the residual returns, or both.  A variable interest holder that consolidates the VIE is the primary beneficiary and is required to consolidate the VIE’s assets, liabilities and noncontrolling interests at fair value at the date the interest holder first becomes the primary beneficiary of the VIE.

AUSTRALIAN FOREST INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE C - VARIABLE INTEREST ENTITIES (CONTINUED)

The Company concluded that Timbermans Group Pty. Ltd. was deemed to be a VIE under FIN 46R and accordingly it has been consolidated in the accompanying financial statements.  Timbermans Group, a holding company which acquired the Company through an exchange agreement, became the majority shareholder of Australian Forest Industries by investing $5,307,400 in the Company which was borrowed from National Australia Bank. Timbermans Group Pty. Ltd. is also in bankruptcy under Australian laws.

NOTE D - NET LIABILITIES OF  DISCONTINUED ENTITIES

The following represents the net liabilities of entities discontinued at December 31, 2007:

Cash	$1,922,008
Property and equipment	3,547,356
Bank overdrafts	(4,400,360)
National Bank of Australia - commercial loan	(6,273,931)
National Bank of Australia - capitalized lease loan	(9,867,459)
Accounts payable	(7,531,841)
Accrued goods and service tax	(1,041,966)
Related party loan	(8,508,300)
Accrued taxes and benefits	(2,258,404)
$(34,412,897)

The following is supplemental information on the major categories listed above:

Property and Equipment

The Company has entered into a contract to sell its land and buildings for $9,556,357 and all of its manufacturing equipment for $964,403.  Accordingly, the manufacturing equipment has been written down to the net contract price.  No write down was recorded  for the land and buildings since the contract price is substantially greater than the carrying value recorded on the books and records of the Company.

Bank Overdraft

The Company has an overdraft facility with the National Bank of Australia in the amount of $4,400,360 at the Australian base rate plus 1.80% annually.  The facility is secured by the assets of the Company and Timbermans Group Pty. Ltd., and personal guarantees of the principal Officers and Directors of the Company.  The notes currently bear interest at the rate of 11.9% per annum with a default rate of 18.4% per annum.  The facility is currently due and is in default.

National Bank of Australia - Commercial Loan

 In 2006, the Timbermans Group Pty. Ltd. obtained a credit facility of $6,273,931 to acquire a majority interest in Australian Forest Industries.  The credit facility is secured by the assets of Australian Forest Industries, Timbermans Group Pty. Ltd., the personal guarantees of the principal Officers and Directors of Australian Forest Industries and Timbermans Group Pty. Ltd., as well as personal properties of certain principal Officers and Directors.  The loan bears interest at the rate of 6.2% on $2,880,000 and a floating rate on the balance of the loan.

AUSTRALIAN FOREST INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE D - NET LIABILITIES OF  DISCONTINUED ENTITIES (CONTINUED)

National Bank of Australia - Capitalized Lease

The Company has obtained various pieces of equipment under capital leases aggregating $9,867,459.  This equipment had  been originally recorded under property and equipment and has been written down to the sales contract value described in the Property and Equipment note.  The loans are secured by the equipment and bears interest at 8% per annum.  The loans are currently in default..

Related Party Loan

Included in the related party debt is a loan to Timberman’s from Oz Investmentcorp Pty. Ltd. (“Oz”)In the amount of $2,103,068, which bears interest at 7.5% per annum.  The loan is in default.  The loan is convertible into Timberman’s shares at a conversion price that will give Oz a proportionate share of the total issued shares of Timbermans Group (See also Note G - Litigation.)

At December 31, 2007 and 2006, the Company was indebted to the shareholders of Timbermans for $6,405,232.   The loans are non interest bearing, are unsecured and have no specific repayment date.  This indebtedness is the net result of transactions between the Company and Timbermans.

NOTE E - INCOME TAXES

The Company has adopted Financial Accounting Statement SFAS No. 109, Accounting for Income Taxes.  Under this method, the Company recognizes a deferred tax liability or asset for temporary differences between the tax basis of an asset or liability and the related amount reported on the financial statements.  The principal types of differences, which are measured at current tax rates, are net operating loss carry forwards. At December 31, 2007 and 2006, these differences resulted in a deferred tax asset of approximately $11,200,000 and $3,590,100. SFAS No. 109 requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.  Since realization is not assured, the  Company  has  recorded  a  valuation  allowance  for   the   entire  deferred  tax  asset,  and   the  accompanying  financial statements do not reflect any net asset for deferred taxes at December 31, 2007 or 2006.

The Company’s net operating loss carry forwards amounted to approximately $37,400,000 and $11,967,000 at December 31, 2007 and 2006, which have unlimited expiration.

NOTE F - STOCKHOLDERS’ DEFICIT

In connection with the Reverse Merger on September 1, 2006, the Company issued 17,000,000 shares to a consultant.  The shares were valued at $0.015 per share which was the average trading price for the third quarter.

During the year ended December 31, 2007, the Company issued 200,000 shares at $0.35 which was recorded as stock based compensation of $70,000.

NOTE G – LITIGATION

Oz has initiated a letter of demand for the $2,103,068 due from the Timbermans Group for full payment of funds lent to the Timbermans Group.  The Company is currently negotiating with Oz and has agreed to provide additional collateral.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

OFFICERS AND DIRECTORS

We have 4 executive officers who also serve as our board of directors. Our directors are elected at each annual meeting of shareholders. The following individuals are all of our executive officers and directors:

Name                                Age                      Positions and Offices With The Company
-------                                -----                      ---------------------------------------------------
Michael Timms                 57                       Chief Executive Officer; President; Chairman of the Board

Colin Baird                        49                       Chief Financial Officer; Director

Tony Esplin                      45                       Executive Vice President - Marketing; Director

Roger Timms                     51                      Executive Vice President - Engineering; Director

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

ITEM 10. EXECUTIVE COMPENSATION

The table below sets forth all annual and long-term compensation paid by the Company through the latest practicable date to the Chief Executive Officer of the Company and to all executive officers of the Company who received total annual salary and bonus in excess of $100,000 for services rendered in all capacities to the Company and its subsidiaries during the fiscal years ended December 31, 2006 and 2007.

Summary Compensation Table

		Long-Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus	Securities Underlying Options (#) /SARS	All Other Compensation
Michael Timms - Chairman of the Board; CEO and President	2007	0	None	None	None
	2006	0	None	None	None

Coin Baird - Chief Financial Officer and Director	2007	0	None	None	None
	2006	0	None	None	None

Tony Esplin – Executive Vice President – Marketing; Director	2007	0	None	None	None
	2006	0	None	None	None

Norman Backman – Chief Operating Officer; Director (resigned)	2007	0	None	None	None
	2006	0	None	None	None

Roger Timms – Executive Vice President – Marketing; Director	2007	0	None	None	None
	2006	0	None	None	None

Directors' Compensation

Other than minimal expenses incurred for traveling to Canberra which were reimbursed by the Company, during the fiscal year ended December 31, 2007 our Directors did not received a fee for serving in that capacity.

Employment Contracts

There are no employment agreements with the executive officers at this time.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding the beneficial ownership of the shares of the Common Stock (the only class of shares  previously  issued by the Company) at April 14, 2008 by (i) each person known by the Company to be the beneficial owner of more than five percent (5%) of the Company’s outstanding shares of Common Stock,  (ii) each director of the Company,  (iii) the executive officers of the Company, and (iv) by all directors and executive officers of the Company as a group.  Other than the Timbermans Group Pty Ltd, each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at the address of the Company.

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

(b) Reports on Form 8-K.

On April 7, 2008, we filed a current report on Form 8-K informing the public that we will amend our periodic report on Form 10-QSB for the three-month period ended March 31, 2005, our periodic report on Form 10-QSB for the three- and six-month periods ended June 30, 2005 and our periodic report on Form 10-QSB for the three- and nine-month periods ended September 30, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company's fiscal year ended December 31, 2007, the cost for professional services rendered for the audit of our financial statements and the review of the Form 10-KSB aggregated $30,700.  Costs for professional services rendered for the preparation of our Form 10-QSB filings during 2007 aggregated $16,000.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUSTRALIAN FOREST INDUSTRIES

/s/ Michael Timms
Name: Michael Timms
Title: Chief Executive Officer, President and Chairman
Date: April 14, 2008

/s/ Colin Baird
Name: Colin Baird
Title: Chief Financial Officer and Director
Date: April 14, 2008

/s/ Roger Timms
Name: Roger Timms
Title: Executive Vice President and Director
Date: April 14, 2008