Form 10QSB
period 2008-03-31
Australian Forest Industries
filed 2008-05-20
CIK 1083743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-QSB

☒     QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                                      For the transition period from _________________ to ______________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes ☐ No ☐ (not applicable)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

The number of shares of the issuer’s outstanding common stock, which is the only class of its common equity, on May 20, 2008, was 257,600,680.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

ITEM 1 FINANCIAL STATEMENTS

CONTENTS

Consolidated Balance Sheets	F-1
Consolidated Statements of Operations	F-2
Consolidated Statements of Cash Flows	F-3
Notes to Consolidated Financial Statements	F-4

ITEM 1. FINANCIAL STATEMENTS

AUSTRALIAN FOREST INDUSTRIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31,	December 31,
	2008	2007
		(Audited)

TOTAL ASSETS	-	-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Net liabilities of entities discontinued	$36,229,368	$34,412,897
Total Current Liabilities	36,229,368	34,412,897

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001, 5,000,000 shares
authorized, none issued and outstanding
Common stock, par value $0.001, 300,000,000 shares
authorized, 257,600,680 and 257,600,680 issued and
outstanding in 2008 and 2007, respectively	257,600	257,600
Additional paid-in capital	4,573,217	4,573,217
Accumulated other comprehensive income	(3,456,576)	(1,843,600)
Accumulated deficit	(37,603,609)	(37,400,114)
Total Stockholders’ Deficit	(36,229,368)	(34,412,897)

Total Liabilities and Stockholders’ Deficit	$-	$-

See accompanying notes to financial statements.

AUSTRALIAN FOREST INDUSTRIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Three Months Ended
	March 31,
	2008	2007

DISCONTINUED OPERATIONS
Loss from discontinued operations
(Net of income tax expense of $0)	$203,495	$2,304,805
Loss on disposal of discontinued operations
(Net of income tax expense of $0)	-	-
Total Discontinued Operations	203,495	2,304,805
NET LOSS	$203,495	$2,304,805

NET LOSS PER SHARE (BASIC AND DILUTED)
Continuing operations	-	-
Discontinued operations	$(0.00)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	257,600,480	257,600,480

See accompanying notes to financial statements.

AUSTRALIAN FOREST INDUSTRIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Three Months Ended
	March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES	-	-

DISCONTINUED OPERATIONS
Loss from discontinued operations	$(203,495)	$(2,304,805)
Increase in net liabilities of entities discontinued	1,816,471	2,536,037
Cash provided by (used in) discontinued operations	1,612,976	231,232

EFFECT OF EXCHANGE RATE ON CASH	(1,612,976)	(231,232)
CASH END OF YEAR	$-	$-

See accompanying notes to financial statements.

AUSTRALIAN FOREST INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

NOTE A -  BASIS OF PRESENTATION AND NATURE OF BUSINESS

The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included.  Results for the three month periods ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  For further information, refer to the financial statements and footnotes thereto included in the Australian Forest Industries Inc. annual report on Form 10-KSB/A for the year ended December 31, 2007.

Nature of Business

Australian Forest Industries (the "Company”), through its wholly owned subsidiary Integrated Forest Products Pty Ltd (“Integrated”), previously operated a saw mill in Australia which cut pine timber into building products to supply the commercial and residential industry along the eastern coast of Australia. In July 2008, its wholly owned subsidiary in Australia went into bankruptcy and has formerly discontinued its operations.

Going Concern and Liquidation

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $203,495 in 2008 and had an accumulated deficit of $37,603,609 at March 31, 2008.  Management plans to dissolve the business and liquidate the liabilities.  It also plans to spin out the bankrupt subsidiary and look for a merger candidate for the public shell.   The Company’s wholly owned subsidiary is in bankruptcy under Australian laws. The accompanying consolidated financial statements and discontinued operations of the Australian subsidiary have been prepared on a liquidation basis.

NOTE B – LITIGATION

Oz has initiated a letter of demand for the $1,578,600 due from the Timbermans Group for full payment of funds lent to the Timbermans Group.  Timbermans Group is currently negotiating with Oz and had agreed to provide additional collateral.

NOTE C - ADMINISTRATION

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

Oz Investmentcorp Pty Ltd. initiated a letter of demand for the $1,578,600 due from the Timbermans Group for full payment of funds lent to the Timbermans Group.  Timbermans Group is currently negotiating with Oz and had agreed to provide additional collateral.

On November 14, 2007, the Company was named as a co-defendant in a lawsuit brought in the High Court of Justice Chancery Division, England by Courical Holding B.V. (“Plaintiff”) whereby it is alleged that the Plaintiff invested $650,000 in Zebra Mining Services Limited (“Co-Defendant”) in exchange for 325,000 shares of Company common stock and 325,000 warrants to purchase Company common stock pursuant to an agreement between the three parties. The Plaintiff alleges that it never received any consideration for its investment from either the Co-Defendant or the Company. This matter was settled in the first quarter of fiscal year end December 31, 2008.

On July 31, 2007, PricewaterhouseCoopers Australia was appointed Receivers and Managers of both Integrated and Timbermans. On this same date, Deloitte was appointed Liquidator of Timbermans. Romanis Cant was appointed Liquidator of Integrated on October 18, 2007.

Business operations of Integrated were continued until November 30, 2007 when all the assets of Integrated were offered for sale as a going concern. No offers capable of acceptance by the Receivers were submitted. As a result, the Receivers entered into contracts to sell the land, plant and equipment of IFP as individual assets. Settlement of these contracts is currently pending.

Timbermans owned two major assets, a rural property and the shares in the Company. The rural property was sold by auction on March 14, 2008. The Company has entered into a contract to sell its land and buildings for $9,556,357 and all of its manufacturing equipment for $964,403. Settlement of this sale is currently pending. The sale of the Company’s shares is expected to conclude shortly after the completion of the audit of Integrated and Timbermans' accounts, and lodgment of the requisite reports with the authorities in the United States.

Management's plans include the dissolution of the business and the liquidation of all liabilities. It also plans to spin out the bankrupt subsidiary and look for a merger candidate. The Company’s subsidiary is in bankruptcy under Australian laws.

Our current business objective is to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

We do not currently engage in any business activities that provide us with positive cash flows. As such, the costs of investigating and analyzing business combinations will be paid through funds from financing to be obtained.

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

RESULTS OF OPERATIONS

Operating costs for the three-months ended March 31, 2007 aggregated $2,304,805. This resulted from a loss from discontinued operations of the same amount.  We incurred an operating loss of $2,304,805 and a total net loss of $2,304,805 or $(0.01) per share.

Operating costs for the three-month period ended March 31, 2008 aggregated $203,495. This resulted from a loss from discontinued operations of the same amount.  We incurred a net loss of $203,495 for the three-month period ended March 31, 2008 or $(0.00) per share.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by discounted operations for the three-month period ended March 31, 2007 was $231,232.  Cash provided by discounted operations for the three-month period ended March 31, 2008 was $1,612,976.

The loss from discounted operations for the three-month period ended March 31, 2007 was $(2,304,805).  The loss from discounted operations for the three-month period ended March 31, 2008 was $(203,495).  The Company realized no net cash provided by either financing or investing activities the three-month periods ended March 31, 2007 and 2008.

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

ITEM 3A(T). CONTROLS AND PROCEDURES

Not applicable

PART II
Item 1. Legal Proceedings

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

Business operations of Integrated were continued until November 30, 2007 when all of the assets of Integrated were offered for sale as a going concern. No offers capable of acceptance by the Receivers were submitted. As a result, the Receivers entered into contracts to sell the land, plant and equipment of Integrated as individual assets. Settlement of these contracts is currently pending.

Timbermans owned two major assets, a rural property and the shares in the Company. The rural property was sold by auction on March 14, 2008. Settlement of this sale is currently pending. The sale of the Company’s shares is expected to conclude shortly after the completion of the audit of Integrated and Timbermans' accounts, and lodgment of the requisite reports with the authorities in the United States.

Oz Investmentcorp Pty Ltd. initiated a letter of demand for the $1,578,600 due from the Timbermans Group for full payment of funds lent to the Timbermans Group. Timbermans Group is currently negotiating with Oz and had agreed to provide additional collateral.

On November 14, 2007, the Company was named as a co-defendant in a lawsuit brought in the High Court of Justice Chancery Division, England by Courical Holding B.V. (“Plaintiff”) whereby it is alleged that the Plaintiff invested $650,000 in Zebra Mining Services Limited (“Co-Defendant”) in exchange for 325,000 shares of Company common stock and 325,000 warrants to purchase Company common stock pursuant to an agreement between the three parties. The Plaintiff alleges that it never received any consideration for its investment from either the Co-Defendant or the Company. This matter was settled in the first quarter of fiscal year end December 31, 2008.

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

On April 11, 2008, we filed an amended current report on Form 8-K/A informing the public that we will amend our periodic report on Form 10-QSB for the three-month period ended March 31, 2005, our periodic report on Form 10-QSB for the three- and six-month periods ended June 30, 2005 and our periodic report on Form 10-QSB for the three- and nine-month periods ended September 30, 2005.

On April 11, 2008, we filed a second amended current report on Form 8-K/A informing the public that we will amend our periodic report on Form 10-QSB for the three-month period ended March 31, 2005, our periodic report on Form 10-QSB for the three- and six-month periods ended June 30, 2005 and our periodic report on Form 10-QSB for the three- and nine-month periods ended September 30, 2005.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUSTRALIAN FOREST INDUSTRIES

/s/ Michael Timms
Name: Michael Timms
Title: CEO, President and Chairman of the Board
Date:  May 20, 2008

/s/ Colin Baird
Name: Colin Baird
Title: Chief Financial Officer
Date: May 20, 2008