Form 10-Q
period 2008-06-30
Australian Forest Industries
filed 2008-08-19
CIK 1083743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐     Accelerated Filer  ☐    Non-Accelerated Filer  ☐   Smaller Reporting Company  ☒
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes ☐ No ☐ (not applicable)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

The number of shares of the issuer’s outstanding common stock, which is the only class of its common equity, on August 19, 2009, was 257,600,680.

ITEM 1 FINANCIAL STATEMENTS

CONTENTS

Consolidated Balance Sheets	F-1
Consolidated Statements of Operations	F-2
Consolidated Statements of Cash Flows	F-3
Notes to Consolidated Financial Statements	F-4

ITEM 1. FINANCIAL STATEMENTS

AUSTRALIAN FOREST INDUSTRIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30,	December 31,
	2008	2007
		(Audited)

TOTAL ASSETS	-	-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Net liabilities of entities discontinued	$30,481,346	$34,412,897
Total Current Liabilities	30,481,346	34,412,897

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001, 5,000,000 shares
authorized, none issued and outstanding
Common stock, par value $0.001, 300,000,000 shares
authorized, 257,600,680 and 257,600,680 issued and
outstanding in 2008 and 2007, respectively	257,600	257,600
Additional paid-in capital	4,573,217	4,573,217
Accumulated other comprehensive income	(4,740,625)	(1,843,600)
Accumulated deficit	(30,571,538)	(37,400,114)
Total Stockholders’ Deficit	(30,481,346)	(34,412,897)
Total Liabilities and Stockholders’ Deficit	$-	$-

See accompanying notes to financial statements.

AUSTRALIAN FOREST INDUSTRIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

DISCONTINUED OPERATIONS
(Gain) loss from discontinued operations
(Net of income tax expense of $0)	$251,642	$1,827,876	$455,137	$4,132,676
(Gain) on disposal of discontinued assets	(7,283,713)	-	(7,283,713)	-
(Net of income tax expense of $0)	-	-	-	-
Total Discontinued Operations	7,032,071	1,827,867	6,828,576	4,132,672
NET INCOME (LOSS)	$7,032,071	$(1,827,867)	$6,828,576	$(4,132,672)

NET GAIN (LOSS) PER SHARE
(BASIC AND DILUTED)
Continuing operations	-	-	-	-
Discontinued operations	$0.03	$(0.01)	$0.03	$(0.02)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING	257,600,680	257,600,680	257,600,680	257,600,680

See accompanying notes to financial statements.

AUSTRALIAN FOREST INDUSTRIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended
	June 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES	-	-

DISCONTINUED OPERATIONS
Gain (loss) from discontinued operations	$(455,137)	$(4,132,672)
Gain on sale of land, buildings, and equipment	7,283,713	-
(Decrease) increase in net liabilities of entities discontinued	(3,931,551)	4,870,286
Cash provided by (used in) discontinued operations	2,897,025	737,614

EFFECT OF EXCHANGE RATE ON CASH	2,897,025	(737,614)
CASH END OF YEAR	$-	$-

See accompanying notes to financial statements.

AUSTRALIAN FOREST INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

NOTE A -                      BASIS OF PRESENTATION AND NATURE OF BUSINESS

The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included.  Results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  For further information, refer to the financial statements and footnotes thereto included in the Australian Forest Industries Inc. annual report on Form 10-KSB/A for the year ended December 31, 2007.

Nature of Business

Australian Forest Industries (“the Company”), through its wholly owned subsidiary Integrated Forest Products Pty Ltd (“Integrated”), previously operated a saw mill in Australia which cut pine timber into building products to supply the commercial and residential industry along the eastern coast of Australia. In July 2008, its wholly owned subsidiary in Australia went into receivership and ultimately into bankruptcy,  and has formerly discontinued its operations.

Going Concern and Liquidation

As shown in the accompanying consolidated financial statements, the Company incurred a net income of $6,828,576 in 2008 and had an accumulated deficit of $30,571,538 at June 30, 2008.  Management plans to dissolve the business and liquidate the liabilities.  It also plans to spin out the bankrupt subsidiary and look for a merger candidate for the public shell.   The Company’s wholly owned subsidiary is entering into bankruptcy under Australian laws. The accompanying consolidated financial statements and discontinued operations of the Australian subsidiary have been prepared on a liquidation basis.

NOTE B – LITIGATION

Oz Investment Corp Pty. Ltd. has initiated a letter of demand for the $1,578,600 due from the Timbermans Group for full payment of funds lent to the Timbermans Group.  The Company is currently negotiating with Oz and had agreed to provide additional collateral.

NOTE C - ADMINISTRATION

The Company’s wholly owned subsidiary in Australia, Integrated Forest Products, is currently in Administration and is being operated by Court appointed administrators.  Administration in Australia is  similar to receivership in the U.S.  The administrators plan to put the subsidiary into bankruptcy.

NOTE D - GAIN ON SALE OF DISCONTINUED ASSETS

In October 2007, the Company’s administrator received a contract of sale for its land, buildings, and plant equipment which was dependent upon obtaining certain land use approvals and other related environmental approvals.  At December 31, 2007, there was no assurance that such approvals would be obtained.  The Company accordingly, at December 31, 2007, reduced the value of its plant and equipment to the contract amount of $964,403.  There was no adjustment for land and buildings since the contract value exceeded the carrying value of the land on the books and records of the Company.  An analysis of the gain on sale of discontinued assets is as follows:

AUSTRALIAN FOREST INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

NOTE D - GAIN ON SALE OF DISCONTINUED ASSETS (CONTINUED)

Sale price of land, buildings, and plant equipment	$11,091,600
Net value of land, buildings, and plant equipment	3,414,373
Gross profit and sale of assets	7,677,227
Administrative expenses	393,514

Net gain on disposition	$7,283,713

The proceeds of sale will be used principally to liquidate secured debt and pay administrative expenses.

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

Background

As shown in the accompanying consolidated financial statements, the Company incurred a net income of $6,828,576 in 2008 and had an accumulated deficit of $30,571,538 at June 30, 2008.  Management plans to dissolve the business and liquidate the liabilities.  It also plans to spin out the bankrupt subsidiary and look for a merger candidate for the public shell.   The Company’s wholly owned subsidiary is entering into bankruptcy under Australian laws. The accompanying consolidated financial statements and discontinued operations of the Australian subsidiary have been prepared on a liquidation basis.

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

On July 31, 2007, PricewaterhouseCoopers Australia was appointed Receivers and Managers of both Integrated Forest Products Pty. Ltd., the Company's wholly owned subsidary, and Timbermans Group Pty. Ltd., our major shareholder. On this same date, Deloitte was appointed Liquidator of Timbermans. Romanis Cant was appointed Liquidator of Integrated on October 18, 2007.

Business operations of Integrated were continued until November 30, 2007 when all the assets of Integrated were offered for sale as a going concern. No offers capable of acceptance by the Receivers were submitted. As a result, the Receivers entered into contracts to sell the land, plant and equipment of IFP as individual assets. Settlement of these contracts is currently pending.

Timbermans owned two major assets, a rural property and the shares in the Company.  In October 2007, the Company’s administrator received a contract of sale for its land, buildings, and plant equipment which was dependent upon obtaining certain land use approvals and other related environmental approvals.  At December 31, 2007, there was no assurance that such approvals would be obtained.  The Company accordingly, at December 31, 2007, reduced the value of its plant and equipment to the contract amount of $964,403.  There was no adjustment for land and buildings since the contract value exceeded the carrying value of the land on the books and records of the Company.  (See Note D of the Financial Statement).  Management's plans include the dissolution of the business and the liquidation of all liabilities. It also plans to spin out the bankrupt subsidiary and look for a merger candidate. The Company’s subsidiary is in bankruptcy under Australian laws.

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

RESULTS OF OPERATIONS

Total income from discontinued operations for the three months ended June 30, 2008 was $7,032,071 and for the six months ended June 30, 2008 was $6,828,576.  By comparison, the three months and six months ended June 30, 2008, we had a net loss from discontinued operations of $1,827,867 and $4,136,672, respectively.  This change over the comparison period is attributable to a gain on the disposal of discontinued assets in the three months ended June 30, 2008 of $7,283,713.

Total gain from discontinued operations for the three-months ended June 30, 2008 aggregated $7,283,713.  We incurred net income from discontinued operations of $7,032,071 or $(0.03) per share.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by discounted operations for the six-month period ended June 30, 2007 was $737,614.  Cash provided by discounted operations for the six-month period ended June 30, 2008 was $2,897,025.

This change was brought about as a result of a decrease in the loss from discontinued operations from $4,132,672 to $455,137 over the two periods and a gain on the sale of land, buildings and equipment of $7,283,713 in the six months ended June 30, 2008, which was partially offset by a decrease in net liabilities from discontinued operations from $4,876,286 to ($3,931,551) over the two periods.  The Company realized no net cash provided by either financing or investing activities the six-month periods ended June 30, 2007 and 2008.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Not applicable

Item 4/4T. – Controls and Procedures

(a)	Disclosure Controls and Procedures.
As of the end of the period covering this Form 10-Q, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures”. We conducted this evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.

(i) Definition of Disclosure Controls and Procedures.
Disclosure controls and procedures are controls and other procedures that are designed with the objective of ensuring that information required to be disclosed in our periodic reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As defined by the SEC, such disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, in such a manner as to allow timely disclosure decisions.

(ii) Limitations on the Effectiveness of Disclosure Controls and Procedures and Internal Controls.
We recognize that a system of disclosure controls and procedures (as well as a system of internal controls), no matter how well conceived and operated, cannot provide absolute assurance that the objectives of the system are met. Further, the design of such a system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented in a number of ways. Because of the inherent limitations in a cost-effective control system, system failures may occur and not be detected.

(iii) Conclusions with Respect to Our Evaluation of Disclosure Controls and Procedures.
Our Chief  Executive  Officer and Chief Financial  Officer  determined that, as of the end of the period covered by this report,  these  controls and  procedures  are adequate and effective in alerting them in a timely manner to material information relating to us required to be included in our periodic SEC filings.

(b) Changes in Internal Controls.
There have been no changes in our internal controls over financial reporting that could significantly affect these controls subsequent to the date of their evaluation.

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

Timbermans owned two major assets, a rural property and the shares in the Company.  In October 2007, the Company’s administrator received a contract of sale for its land, buildings, and plant equipment which was dependent upon obtaining certain land use approvals and other related environmental approvals.  At December 31, 2007, there was no assurance that such approvals would be obtained.  The Company accordingly, at December 31, 2007, reduced the value of its plant and equipment to the contract amount of $964,403.  There was no adjustment for land and buildings since the contract value exceeded the carrying value of the land on the books and records of the Company.  (See Note D of the Financial Statement).

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

Item 1A Risk Factors
No material changes.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
None

Item 3. Defaults Upon Senior Securities
None

Item 4. Submission of Matters to a Vote of Security Holders
None

Item 5. Other Information
None

Item 6. Exhibits

Exhibit Index

Exhibit 31.1 Certification of Chief Executive Officer

Exhibit 31.2 Certification of Acting Principal Accounting Officer

Exhibit 32.1 Certification of Chief Executive Officer

Exhibit 32.1 Certification of Acting Principal Accounting Officer

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUSTRALIAN FOREST INDUSTRIES

/s/ Michael Timms
Name: Michael Timms
Title: CEO, President and Chairman of the Board
Date:  August 19, 2008

/s/ Colin Baird
Name: Colin Baird
Title: Chief Financial Officer
Date: August 19, 2008