Form 10KSB/A
period 2007-12-31
Australian Forest Industries
filed 2008-09-22
CIK 1083743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007                                                     File Number 0-25909

AUSTRALIAN FOREST INDUSTRIES
(Name of small business issuer in its charter)

Nevada                                                               0931332
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

Title of Each Class             Name of Each Exchange
      None                            on Which Registered
              None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  □

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A.

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

As of April 14, 2008, there were 257,600,680 shares of common stock.

Transitional Small Business Disclosure Format (Check one):  Yes ___X___; No ____

EXPLANATORY NOTE

We are filing this Amendment Number 1 on Form 10-KSB/A (“Amendment Number 1”) to amend our annual report on Form 10-KSB for the year ended December 31, 2007 (the “Original Report”) to amend Item 8A(T) to clarify the changes to our internal control over financial reporting during that fiscal year and fourth quarter.  This Amendment Number 1 continues to speak as of the date of the Original Report.  We have not updated the disclosures contained therein to reflect any events that have occurred at a date subsequent to the date of the Original Report.

Item 8A(T).  Controls and Procedures

Management’s Annual Report on Internal control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, for our business. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness or our internal control over financial reporting based principally on the framework and criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as of the end of the period covered by this report. Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2007 at providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  The evaluation of our Chief Executive Officer and Chief Financial Officer was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

(a) Disclosure Controls and Procedures.

As of the end of the period covering this Form 10-KSB, we evaluated the effectiveness of the design and operation of our "disclosure controls and procedures". Our President conducted this evaluation by himself.

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

(ii) Conclusions with Respect to Our Evaluation of Disclosure Controls and Procedures.

Our officers and directors have concluded, based on the evaluation of these controls and procedures, that our disclosure controls and procedures are effective in timely alerting them to material information relating to our business required to be included in our periodic SEC filings.

(b) Changes in Internal Controls.

There were no changes in our internal controls over financial reporting during the last fiscal quarter of 2007 that materially affected or is reasonably likely to affect our internal control over financial reporting.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUSTRALIAN FOREST INDUSTRIES

/s/ Michael Timms
Name: Michael Timms
Title: Chief Executive Officer, President and Chairman
Date: September 18, 2008

/s/ Colin Baird
Name: Colin Baird
Title: Chief Financial Officer and Director
Date: September 18, 2008

/s/ Roger Timms
Name: Roger Timms
Title: Executive Vice President and Director
Date: September 18, 2008