Form 10KSB/A
period 2007-12-31
Australian Forest Industries
filed 2008-10-03
CIK 1083743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 2)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007File Number 0-25909

AUSTRALIAN FOREST INDUSTRIES
(Name of small business issuer in its charter)

Nevada                                                                       0931332
(State or other jurisdiction of                                                                                                                     I.R.S. Employer
incorporation or organization)                                                                                                                      Identification No.)

4/95 Salmon Street, Port Melbourne, Victoria
Australia, 3207
(Address of principal executive offices) (Zip Code)

Issuer's telephone number: 011 61 3 8645 4340

Securities registered under Section 12(b) of the Exchange Act:

Title of Each        Name of Each Exchange
Class                         on Which Registered
   None               None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  S  No  □

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A.

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

Transitional Small Business Disclosure Format (Check one):  Yes ___X___; No ____

EXPLANATORY NOTE

We are filing this Amendment Number 2 on Form 10-KSB/A (“Amendment No. 2”) to amend our annual report on Form 10-KSB for the year ended December 31, 2007 (the “Original Report”) and to amend our amended annual report on Form 10-KSB/A filed on September 22, 2008 (“Amendment No. 1”) to amend Item 8A(T) to clarify that our disclosure controls and procedures were not effective as of the time of the Original Report and Amendment No. 1.  This Amendment No. 2 continues to speak as of the date of the Original Report.  We have not updated the disclosures contained therein to reflect any events that have occurred at a date subsequent to the date of the Original Report.

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

(ii) Conclusions with Respect to Our Evaluation of Disclosure Controls and Procedures.

Our officers and directors have concluded, based on the evaluation of these controls and procedures, that our disclosure controls and procedures for the year ended December 31, 2007, as at the time of the Original Report and at the time of Amendment No. 1 were ineffective in timely alerting them to material information relating to our business required to be included in our periodic SEC filings.  This ineffectiveness in our disclosure controls and procedures was revealed by the failure to include the proper assessment in the Original Report on internal controls over financial reporting as of December 31, 2007 and by the failure to note the ineffectiveness of the disclosure controls and procedures in Amendment No. 1.  The Company has taken steps to cure the ineffectiveness of its disclosure controls and procedures by redoubling its efforts and instructing its outside counsel to do the same to ensure that such deficiencies do not occur in the future.

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
Date: September 30, 2008

/s/ Colin Baird
Name: Colin Baird
Title: Chief Financial Officer and Director
Date: September 30, 2008

/s/ Roger Timms
Name: Roger Timms
Title: Executive Vice President and Director
Date: September 30, 2008