Form 10-Q
period 2008-09-30
Australian Forest Industries
filed 2008-11-19
CIK 1083743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of shares of the issuer’s outstanding common stock, which is the only class of its common equity, on November 17, 2009, was 257,600,680.

ITEM 1 FINANCIAL STATEMENTS

CONTENTS

Consolidated Balance Sheets	F-1
Consolidated Statements of Operations	F-2
Consolidated Statements of Cash Flows	F-3
Notes to Consolidated Financial Statements	F-4

ITEM 1. FINANCIAL STATEMENTS

AUSTRALIAN FOREST INDUSTRIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30,	December 31,
	2008	2007
	(Unaudited)

TOTAL ASSETS	-	-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Net liabilities of discontinued entities	$$25,647,641	$$34,412,897
Total Current Liabilities	25,647,641	34,412,897

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001, 5,000,000 shares
authorized, none issued and outstanding
Common stock, par value $0.001, 300,000,000 shares
authorized, 257,600,680 and 257,600,680 issued and
outstanding in 2008 and 2007, respectively	257,600	257,600
Additional paid-in capital	4,573,217	4,573,217
Accumulated other comprehensive income	204,559	(1,843,600)
Accumulated deficit	(30,683,017)	(37,400,114)
Total Stockholders’ Deficit	(25,647,641)	(34,412,897)
Total Liabilities and Stockholders’ Deficit	$-	$-

See accompanying notes to financial statements.
AUSTRALIAN FOREST INDUSTRIES AND SUBSIDIARY

AUSTRALIAN FOREST INDUSTRIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended			For the Nine Months Ended
	September 30th,			September 30th,
	2008	2007		2008	2007

DISCONTINUED OPERATIONS
Loss from discontinued operations
(Net of income tax expense of $0)	$111,479		$598,056	$566,616	$4,730,732
Gain on disposal of discontinued assets	-		-	(7,283,713)	-
(Net of income tax expense of $0)	-		-	-	-
Total Discontinued Operations	111,479		598,056	(6,717,097)	4,730,732
NET Income (Loss)	$(111,479)	$	(598,056)	$6,717,097	$(4,730,732)

NET GAIN (LOSS) PER SHARE
(BASIC AND DILUTED)
Continuing operations	-		-	-	-
Discontinued operations	$-		$-	$0.03	$(0.02)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING	257,600,680		257,600,680	257,600,680	257,600,680

See accompanying notes to financial statements.
AUSTRALIAN FOREST INDUSTRIES AND SUBSIDIARY

AUSTRALIAN FOREST INDUSTRIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended
	June 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES	-	-

DISCONTINUED OPERATIONS
Loss from discontinued operations	$(566,616)	$(4,730,732)
Gain on sale of land, buildings, and equipment	7,283,713	-
(Decrease) increase in net liabilities of entities discontinued	(8,765,256)	4,870,286
Cash provided by (used in) discontinued operations	(2,048,159)	139,554

EFFECT OF EXCHANGE RATE ON CASH	2,048,159	(139,554)
CASH END OF YEAR	$-	$-

See accompanying notes to financial statements.

AUSTRALIAN FOREST INDUSTRIES AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2008

NOTE A -                      BASIS OF PRESENTATION AND NATURE OF BUSINESS

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included.  Results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  For further information, refer to the financial statements and footnotes thereto included in the Australian Forest Industries annual report on Form 10-KSB/A for the year ended December 31, 2007.

Nature of Business

Australian Forest Industries (“the Company”), through its wholly owned subsidiary Integrated Forest Products Pty Ltd (“Integrated”), previously operated a saw mill in Australia which cut pine timber into building products to supply the commercial and residential industry along the eastern coast of Australia. In July 2007,  Integrated went into receivership and has formally discontinued its operations.

Going Concern and Liquidation

As shown in the accompanying financial statements, the company had an accumulated deficit of $30,683,017 at September 30, 2008.  Management plans to dissolve the business and liquidate the liabilities.  It also plans to spin out the bankrupt subsidiary and look for a merger candidate for the public shell.   The Company’s wholly owned subsidiary, Integrated,  is entering into bankruptcy under Australian laws. The accompanying consolidated financial statements have been prepared on a liquidation basis.

NOTE B – LITIGATION

Oz Investmentcorp Pty Ltd. has initiated a letter of demand for the $1,578,600 due from the Timbermans Group for full payment of funds lent to the Timbermans Group. Timbermans Group controls the majority of common stock in the Company.  The Company had agreed to provide additional collateral and is currently negotiating with Oz.

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
September 30, 2008

NOTE D - GAIN ON SALE OF DISCONTINUED ASSETS (CONTINUED)

carrying value of the land on the books and records of the Company.  In 2008, the sale was completed.  A summary of the gain on sale of discontinued assets is as follows:

Sale price of land, buildings, and plant equipment	$11,091,600
Net value of land, buildings, and plant equipment	3,414,373
Gross profit on sale of assets	7,677,227
Administrative expenses	393,514

Net gain on disposition	$7,283,713

The proceeds of sale will be used principally to liquidate secured debt and pay administrative expenses.

NOTE E - PRO-FORMA FINANCIAL STATEMENT-SUBSEQUENT EVENT

The Company’s wholly owned subsidiary in Australia is Integrated Forest Products, which was put into receivership during the year 2007.  In connection with the receivership, the receiver formed a new Australian wholly owned subsidiary, Australian Forest Industries, LTD., and exchanged all of the shares of Integrated Forest Products for Australian Forest Industries, LTD. shares.  On October 15, 2008, the board of Directors of Australian Forest Industries approved the transfer of all the outstanding shares of Australian Forest Industries, LTD. to the principal shareholders and Directors, personally.  Accordingly, the unaudited pro-forma financial statements as at September 30, 2008 are as follows:

	Balance Sheet As at September 30th, 2008	Pro-Forma Adjustments		Pro-Forma Balance Sheet September 30th 2008
	ASSETS
Total Assets	-	-		-
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Net liabilities of discontinued entities	$25,647,641	$(25,647,641	) (1)
Total Current Liabilities	25,647,641	(25,647,641)

Stockholders’ Deficit
Preferred stock, par value $0.001,
300,000,000 shares authorized,
257,600,680 issued and outstanding
at September 30, 2008	257,600			$257,600
Additional paid -in capital	4,573,217			4,573,217
Accumulated other comprehensive income	204,559	(204,559	)(2)
Accumulated deficit		204,559	(2)
	(30,683,017)	25,647,641	(1)	(4,830,817)
Total Liabilities and Shareholders’ Deficit	$(25,647,641)	25,647,641		$-

Adjustments
(1) Transfer of Debt to principal shareholder, personally.
(2) Realization of currency gains.

ITEM 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

It should be noted that this Management's Discussion and Analysis of Financial Condition and Results of Operations may contain "forward-looking statements." The terms "believe," "anticipate," "intend," "goal," "expect," and similar expressions may identify forward-looking statements. These forward-looking statements represent our current expectations or beliefs concerning future events. The matters covered by these statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. The foregoing list should not be construed as exhaustive, and we disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation that the strategy, objectives or other of our plans will be achieved. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

Background

As shown in the accompanying consolidated financial statements, we realized a net income of $6,828,576 in 2008 but had an accumulated deficit of $30,683,017 at September 30, 2008.  The accompanying consolidated financial statements and discontinued operations of the Australian subsidiary have been prepared on a liquidation basis.  Since the end of the quarter covered by the report, we spun out our wholly owned subsidiary which held all of our total current liabilities of $25,647,641 as at September 30, 2008.  We have been, and are still, looking for a merger candidate for the public shell.

On July 31, 2007, PricewaterhouseCoopers Australia was appointed Receivers and Managers of both Integrated Forest Products Pty. Ltd., our wholly owned subsidary, and Timbermans Group Pty. Ltd., our major shareholder. On this same date, Deloitte was appointed Liquidator of Timbermans. Romanis Cant was appointed Liquidator of Integrated on October 18, 2007.

Business operations of Integrated were continued until November 30, 2007 when all the assets of Integrated were offered for sale as a going concern. No offers capable of acceptance by the Receivers were submitted. As a result, the Receivers sold the land, plant and equipment of IFP as individual assets.

Timbermans owned two major assets, a rural property and a majority of our shares.  In October 2007, our administrator received a contract of sale for its land, buildings, and plant equipment which was dependent upon obtaining certain land use approvals and other related environmental approvals.  At December 31, 2007, there was no assurance that such approvals would be obtained.  Accordingly, at December 31, 2007, we reduced the value of our plant and equipment to the contract amount of $964,403.  There was no adjustment for land and buildings since the contract value exceeded the carrying value of the land on our books and records.  (See Note D of the Financial Statements).

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

RESULTS OF OPERATIONS

Total loss from discontinued operations for the three months ended September 30, 2008 was $111,479, and total gain from discontinued operations for the nine months ended September 30, 2008 was $6,717,097.  By comparison, the three months and nine months ended September 30, 2007, we had a net loss from discontinued operations of $598,056 and $4,730,732, respectively.  The change over the nine-month comparison period is attributable to a gain on the disposal of discontinued assets in the nine months ended September 30, 2008 of $7,283,713.  The gain on the disposal of discontinued activities was brought about by the sale by our administrator of our land, buildings, and plant equipment.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by discounted operations for the nine-month period ended September 30, 2007 was $139,554.  Cash used in discounted operations for the nine-month period ended September 30, 2008 was $2,048,159.

This change was brought about as a result of a decrease in the loss from discontinued operations from $4,730,732 to $566,616 over the two periods and decrease in net liabilities from discontinued operations from $4,870,286 to ($8,765,256) over the two periods which was partially offset by a gain on the sale of land, buildings and equipment of $7,283,713 in the nine months ended September 30, 2008.  We realized no net cash provided by either financing or investing activities for the nine-month periods ended September 30, 2007 and 2008.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of its financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to bad debts, income taxes and contingencies and litigation.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements Affecting Us:

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48, “Accounting for Income Tax Uncertainties” (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. Recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006.  We are currently in the process of determining the impact, if any, of adopting the provisions of FIN 48 on our financial position, results of operations and liquidity.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under other accounting pronouncements that permit or require fair value measurements, changes the methods used to measure fair value and expands disclosures about fair value measurements. In particular, disclosures are required to provide information on the extent to which fair value is used to measure assets and liabilities; the inputs used to develop measurements; and the effect of certain of the measurements on earnings (or changes in net assets). SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption, as of the beginning of an entity’s fiscal year, is also permitted, provided interim financial statements have not yet been issued.  We are currently evaluating the potential impact that the adoption of SFAS No. 157 will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 allows entities to measure at fair value many financial instruments and certain other assets and liabilities that are not otherwise required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have not yet determined what impact, if any, that adoption will have on our results of operations, cash flows or financial position.

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

No material changes.

Item 1A Risk Factors

No material changes.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

Although we have not submitted any matters to a vote of our security holders, on November 14, 2008, we informed our shareholders in a Preliminary Information Statement filed on Schedule 14C with the U.S. Securities and Exchange Commission that a majority of our shareholders have signed a written consent to change our jurisdiction of incorporation from Nevada to Delaware by merging with a wholly-owned subsidiary or ours, and we hereby reference the information in that Preliminary Information Statement.  If we proceed with this reincorporation, it will become effective approximately twenty days after we file a Definitive Information Statement on Schedule 14C with the U.S. Securities and Exchange Commission and we mail a copy of such Definitive Information Statement to our shareholders.  As a result of the incorporation and as set out in the Preliminary Information Statement,

●	certain of your rights as shareholders will change as we will be governed by different laws and different charter documents,

●
the number of our authorized stock will decrease from three-hundred million shares of common stock and five million shares of preferred stock to one hundred and forty five million shares of common stock and five million shares of preferred stock,

●
every one hundred of our shares currently held by our shareholders will be exchanged for one share of our wholly-owned subsidiary’s common stock resulting in an increase in the number of authorized but unissued common stock,

●	our name will become the name of our wholly-owned subsidiary, and

●	certain of our directors and their affiliates will sell their shares of our common stock.

Although we have yet to identify a merger partner, we have previously announced that we are seeking a merger partner.  Our majority shareholders and management believe that these actions will make us a more attractive merger candidate.

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

AUSTRALIAN FOREST INDUSTRIES

/s/ Michael Timms
Name: Michael Timms
Title: CEO, President and Chairman of the Board
Date:  November 17, 2008

/s/ Colin Baird
Name: Colin Baird
Title: Chief Financial Officer
Date: November 17, 2008