Form 10-K
period 2008-12-31
Lone Pine Holdings, Inc
filed 2009-04-15
CIK 1083743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File
Number 0-25909

LONE PINE HOLDINGS, INC.
(f/k/a Australian Forest Industries, Inc.)
(Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	86-0931332 (I.R.S. Employer Identification No.)

c/o Sanders Ortoli Vaughn Flam Rosenstadt LLP
501 Madison Avenue
New York, NY 10022
(Address of principal executive offices, zip code)

Issuer's telephone number: 212-588-0022

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class NONE	Name of Each Exchange on Which Registered NONE

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well known seasoned issuer as defined in Rule 405 of the Securities Act:
Yes [  ] or No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:
Yes [  ] or No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] or No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act:
Large accelerated filer [   ]   Accelerated filer [   ] Non-accelerated filer [  ] Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes [X] or No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity as of the last business day of the registrants most recently completed fiscal quarter: $1,174

Indicate the number of shares outstanding of each of the Company’s classes of common stock, as of April 9, 2009.  Common stock, $.001 par value: 2,577,371

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Lone Pine Holdings, Inc. (formerly Australian Forest Industries) ("the Company"), through its wholly owned subsidiary Integrated Forest Products Pty Ltd ("Integrated"), previously operated a saw mill in Australia which cut pine timber into building products to supply the commercial and residential industry along the eastern coast of Australia. In July 2007, Integrated went into receivership in Australia and, as a result, discontinued its operations. However, the Company has not been involved in any bankruptcy, receivership or similar proceeding.

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

Pursuant to Securities and Exchange Commission rules, the merger of a private operating company (Integrated) into a non-operating public shell corporation with nominal net assets is considered a capital transaction. Accordingly, for accounting purposes, the merger has been treated as an acquisition of the Company by Integrated and a recapitalization of the Company. The historical financial statements for the year ended December 31, 2007 are those of Integrated. Since the merger was a recapitalization and not a business combination, pro forma information is not presented.

As shown in the accompanying consolidated financial statements, the Company had a net loss from continuing operations of $87,534 in 2008 and had an accumulated stockholders' deficit of $4,918,351 at December 31, 2008. Management's has undertaken the dissolution of the business and the liquidation of all liabilities. It spun out the bankrupt subsidiary and is looking for a merger candidate for the public shell. At the time of the spin out, the Company subsidiary is in bankruptcy under Australian laws. The accompanying consolidated financial statements have been prepared on a liquidation basis and discontinued operation.

HISTORY

The Company was originally organized by the filing of Articles of Incorporation with the Secretary of State of the State of Nevada on September 21, 1998 under the name Oleramma, Inc. The Articles of Incorporation authorized the issuance of one hundred five million (105,000,000) shares, consisting of one hundred million (100,000,000) shares of Common Stock at par value of $0.001 per share and five million (5,000,000) shares of Preferred Stock at par value of $0.001.

On April 28, 1999, the Company changed its name to BuckTV.Com, Inc. on the basis that the Company would market consumer products through an InteractiveWeb site. The Company again changed its name in November 2002 to Multi-Tech International, Corp.

On September 1, 2004, we entered into a Share Exchange Agreement with Timbermans Group Pty Ltd, an Australian corporation and its wholly-owned subsidiary at the time Integrated Forest Products Pty Ltd, an Australian corporation as well (“Share Exchange Agreement” and “Share Exchange”, respectively). Pursuant to such Share Exchange Agreement, we:

·                completed a 200-1 reverse stock split of our common stock
·                increased our authorized number of shares from 100,000,000 to 300,000,000
·                changed our name from Multi-Tech International, Inc. to Australian Forest Industries
·	appointed Messrs. Michael Timms, Norman Backman, Colin Baird, Antony Esplin and Roger Timms to the board of directors
·                issued 257,000,000 shares of our common stock as a result of the Share Exchange Agreement

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

Timbermans owned two major assets, a rural property and the shares in the Company.  The rural property was sold by auction on March 14, 2008.  Timbermans entered into a contract to sell its land and buildings for $9,556,357 and all of its manufacturing equipment for $964,403.

Recent Events

On July 31, 2007, both Timbermans Group and Integrated Forest Products were put into Administration, the Australian equivalent of receivership, and PricewaterhouseCoopers Australia was appointed each of their Receiver and Manager.  In connection with the Administration, the Receiver formed a new Australian wholly owned subsidiary, Australian Forest Industries, LTD., and exchanged all of the shares of Integrated Forest Products for Australian Forest Industries, LTD. shares.  On October 15, 2008, the Board of Directors of Australian Forest Industries approved the transfer of all the outstanding shares of Australian Forest Industries, LTD. to the principal shareholders and Directors, who are also the shareholders of Timbermans Group.  As a result, the loan to the Timbermans Group was removed from the Company’s books and there is currently no principal or interest due from the Company to Timbermans Group or any other related party.

The Company’s management is looking  for a merger candidate for the public shell.  To make the Company a more attractive merger candidate, effective January 29, 2009, the Company:

·  amended its Articles of Incorporation to change its name from “Australian Forest Industries” to “Lone Pine Holdings, Inc.”  The Company’s management believes that the name change will disassociate the Company with its former business of operating a saw mill in Australia.

·
amended its Articles of Incorporation to decrease the number of authorized shares of capital stock from 305,000,000 to 150,000,000.  Prior to the amendment, the Articles of Incorporation authorized 300,000,000 shares of common stock, and after the amendment, the Articles of Incorporation authorize 145,000,000 shares of common stock. The Articles of Incorporation prior to the amendment and after the amendment both authorize 5,000,000 shares of preferred stock.

·
enacted a reverse-stock split so that for every one hundred shares of its common stock outstanding on the record date, shareholders received one share of common stock (the "Reverse Stock Split"). Any fractional share of our common stock that would have existed as a result of the Reverse Stock Split was rounded up to a whole share.  Every one hundred shares of common stock issued and outstanding immediately prior to the record date were reclassified as, and changed into, one share of common stock. Coupled with the decrease in our authorized share capital, the Reverse Stock Split increased the number of authorized and unissued shares of common stock from 14.1% prior to the amendment to 98.2% after the amendment.

·	appointed William S. Rosenstadt as the sole director, Chief Executive Officer and Chief Financial Officer of the Company upon the simultaneous resignation of the then existing directors and officers.

ITEM 1A. RISK FACTORS

As a smaller reporting company, the Company is not required to provide this information.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We do not have any real property or lease any real property.  To the extent that we have any office space, it has been provided to us free of charge by our Chief Executive Officer, but there is no agreement for its continued use.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

As described in the Company’s Information Statement mailed to its record shareholders and filed with the U.S. Securities and Exchange Commission on December 12, 2008 and as described in a current report filed with the U.S. Securities and Exchange Commission on February 11, 2009, holders of 2,385,000 of the Company’s outstanding common stock (representing approximately 91.2% of the Company’s outstanding stock) executed a written consent in lieu of Annual Meeting (the "Written Consent"), effecting the following actions:

●	a reverse stock split whereby every 100 shares of common stock held by a stockholder shall be exchanged for one share of our common stock,

●	an amendment to our articles of incorporation to change our name from “Australian Forest Industries” to “Lone Pine Holdings, Inc.”,

●
an amendment to our articles of incorporation to reduce our authorized share capital from 305 million authorized shares, consisting of 300 million shares of common stock and 5 million shares of preferred stock, to 150 million authorized shares, consisting of 145 million shares  of common stock and 5 million shares of preferred stock and

●	the appointment of William S. Rosenstadt as a director of the Company.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Common Stock is traded on the OTC-Bulletin Board under the symbol AUFI. The following sets forth the range of the closing bid prices for the Company's Common Stock for the period January 1, 2007 through March 31, 2009. Such prices represent inter-dealer quotations, do not represent actual transactions, and do not include retail mark-ups, mark-downs or commissions. Such prices were determined from information provided by a majority of the market makers for the Company's Common Stock.

	High Close	Low Close
2007
First Quarter	$42.00	$20.00
Second Quarter	$22.00	$10.00
Third Quarter	$11.00	$7.00
Fourth Quarter	$15.00	$7.00

2008
First Quarter	$10.00	$5.00
Second Quarter	$5.00	$5.00
Third Quarter	$9.50	$5.00
Fourth Quarter	$5.00	$5.00

2009
First Quarter	$5.00	$0.0051

The approximate number of holders of the Common Stock of the Company as of April 14, 2008 was 1,350.

No cash dividends were declared by the Company during the fiscal year ended December 31, 2008.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, the Company is not required to provide this information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our former subsidiaries Integrated and Timbermans went into administration in Australia (in the U.S. this is tantamount to a Chapter 11 Bankruptcy).  On July 31, 2007, Price Waterhouse Coopers LLP was appointed Receivers and Managers of both Integrated and Timbermans.  Also on this same date, Deloitte was appointed Liquidator of Timbermans.  Romanis Cant was appointed Liquidator of Integrated on October 18, 2007.  The business operations of Integrated were continued until November 30, 2007 when all of the assets of Integrated were offered for sale as a going concern.

In connection with the receivership, the receiver formed a new Australian wholly owned subsidiary, Australian Forest Industries, LTD., and exchanged all of the shares of Integrated for Australian Forest Industries, LTD. shares.  On October 15, 2008, the board of Directors of the Company approved the transfer of all the outstanding shares of Australian Forest Industries, LTD. to the principal shareholders and Directors, personally.  Subsequent to the spin out, the Company became a non-operating shell company.

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss from continuing operations of $87,534 in 2008 and had an accumulated deficit of $4,918,351 at December 31, 2008. Because of the dissolution of the business and the liquidation of all liabilities, our current business objective for the next 12 months is to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation.  We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

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

RESULTS OF OPERATIONS

Losses associated with continuing operations for the twelve-month period ended December 31, 2008 aggregated $87,534, primarily professional fees.  As a result, we realized a net operating loss from continuing operations of $87,534 or $(0.03) per share.

Income associated with discontinued operations for the twelve-month period ended December 31, 2008 aggregated $32,569,279 or $12.64 per share.  The income consists of a gain of $33,427,092 on the disposal of the Company's Australian subsidiary offset by a loss of $857,795 on the operations of the Australian subsidiary in 2008 prior to disposal.  The gain on disposal consists of a gain of $7,130,700 on the sale of land, buildings and equipment in addition to a gain of $26,296,392 on the transfer of shares of the subsidiary.

There were no losses associated with continuing operations for the twelve-month period ended December 31, 2007.  Losses from discontinued operations aggregated $25,432,835, or $(9.87) per share.

The loss from discontinued operations consisted of a loss of $10,493,071 on the operations of the Australian subsidiary in 2007 in addition to a loss of $14,439,764 on the impairment of equipment.

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 2008 and 2007 we had no assets.

The Company had total liabilities of $87,534 and $34,412,897 in 2008 and 2007, respectively.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, the Company is not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS

LONE PINE HOLDINGS, INC.

(FORMERLY AUSTRALIAN FOREST INDUSTRIES, INC. AND SUBSIDIARY)

AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

CONTENTS
_____________________________________________________________________________________________

Report of Independent Registered Public Accounting Firm                                           Page    1

Balance Sheets                                                                                                                                    2

Statements of Operations                                                                                                                  3

Statements of Cash Flows                                                                                                                 4

Statement of Stockholders’ Deficit                                                                                                   5

Notes to Financial Statements                                                                                                           6

MEYLER & COMPANY, LLC
CERTIFIED PUBLIC ACCOUNTANTS
ONE ARIN PARK
1715 HIGHWAY 35
MIDDLETOWN, NJ 07748

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Lone Pine Holdings, Inc.
New York, NY

We have audited the accompanying balance sheets of Lone Pine Holdings, Inc. as of December 31, 2008 and 2007 and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lone Pine Holdings, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note A to the financial statements, the Company incurred a net loss from continuing operations of $87,534 in 2008 and had an accumulated deficit of $4,918,351 at December 31, 2008, and there are existing uncertain conditions the Company faces relative to its’ ability to obtain capital and operate successfully. These conditions raise substantial doubt about its’ ability to continue as a going concern.  Management’s plans regarding these matters are also described in Note A.  The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

/s/ Meyler & Company, LLC

Middletown, NJ
April 10, 2009

LONE PINE HOLDINGS, INC.

(FORMERLY AUSTRALIAN FOREST INDUSTRIES, INC AND SUBSIDIARY)

BALANCE SHEETS

	December 31,
	2008	2007
ASSETS

TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued expenses	$ 87,534	$ -
Net liabilities of discontinued operations	-	34,412,897
Total current liabilities	87,534	34,412,897

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001, 5,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, par value $0.001, 145,000,000 shares
authorized, 2,574,068 issued and outstanding and
outstanding in 2008 and 2007, respectively	2,576	2,576
Additional paid-in capital	4,828,241	4,828,241
Accumulated other comprehensive loss	-	(1,843,600)
Accumulated deficit	(4,918,351)	(37,400,114)
Total Stockholders' Deficit	(87,534)	(34,412,897)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ -

 See accompanying notes to financial statements.

LONE PINE HOLDINGS, INC.

(FORMERLY AUSTRALIAN FOREST INDUSTRIES, INC AND SUBSIDIARY)

STATEMENTS OF OPERATIONS

	For the Year December 31,
	2008	2007

OPERATING EXPENSES-
General and administrative	$ 87,534	$ -
	87,534	-
PROVISION FOR INCOME TAXES	-	-

LOSS FROM CONTINUING OPERATIONS	(87,534)	-

DISCONTINUED OPERATIONS (NET OF TAXES)
Loss on operations of discontinued operations
(net of tax of $0)	(857,795)	(9,792,485)
Gain (loss) on disposal of discontinued operations
(net of tax of $0)	33,427,092	(15,640,350)
Income (loss) from discontinued operations	32,569,297	(25,432,835)

NET INCOME (LOSS)	$ 32,481,763	$ (25,432,835)

NET INCOME (LOSS) PER SHARE (BASIC AND DILUTED)
Continuing operations	$ (0.03)	$ -
Discontinued operations	12.64	(9.87)
Total	$ 12.61	$ (9.87)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	2,576,068	2,576,068

See accompanying notes to financial statements.

LONE PINE HOLDINGS, INC.

(FORMERLY AUSTRALIAN FOREST INDUSTRIES, INC AND SUBSIDIARY)

STATEMENTS OF CASH FLOWS

	For the Year December 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ 32,481,763	$ (25,432,835)
Income (loss) from discontinued operations	(32,569,297)	25,432,835
Adjustments to reconcile net income (loss) to cash provided
by (used in) operating activities
Increase (decrease) in accrued expenses	87,534	-
Cash used in operating activities- continuing operations	-	-
Cash used in operating activities- discontinued operations	(7,985,893)	-
Cash used in operating activities	(7,985,893)	-

CASH FLOWS FROM INVESTING ACTIVITIES
Cash provided by investing activities- continuing operations	-	-
Cash provided by investing activities- discontinued operations	7,985,893	-
Cash provided by investing activities	7,985,893	-

CASH FLOWS FROM FINANCING ACTIVITIES
Cash provided by financing activities- continuing operations	-	-
Cash provided by financing activities- discontinued operations	-	-
Cash provided by financing activities	-	-

INCREASE IN CASH	-	-
CASH, BEGINNING OF YEAR	-	-
CASH, END OF YEAR	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Net liabilities spun out to former management and shareholders	26,296,392	-

See accompanying notes to financial statements.

LONE PINE HOLDINGS, INC.

(FORMERLY AUSTRALIAN FOREST INDUSTRIES, INC. AND SUBSIDIARY)

STATEMENT OF STOCKHOLDERS' DEFICIT

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit
Balance, December 31, 2006	-	-	2,576,068	$ 2,576	$ 4,828,241	$ (11,967,279)	$ 302,278	$ (6,834,184)

Foreign currency translation	-	-	-	-	-	-	(2,145,878)	(2,145,878)
Net loss for the year ended
December 31, 2007	-	-	-	-	-	(25,432,835)		(25,432,835)

Balance, December 31, 2007	-	-	2,576,068	2,576	4,828,241	(37,400,114)	(1,843,600)	(34,412,897)

Foreign currency translation	-	-	-	-	-	-	1,843,600	1,843,600
Net loss for the year ended
December 31, 2008	-	-	-	-	-	32,481,763	-	32,481,763

Balance, December 31, 2008	-	-	2,576,068	$ 2,576	$ 4,828,241	$ (4,918,351)	$ -	$ (87,534)

See accompanying notes to financial statements.

LONE PINE HOLDINGS, INC.

(FORMERLY AUSTRALIAN FOREST INDUSTRIES, INC. AND SUBSIDIARY)

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

NOTE A -      NATURE OF BUSINESS AND GOING CONCERN

Nature of Business

Australian Forest Industries (“the Company”), through its wholly owned subsidiary Integrated Forest Products Pty Ltd (“Integrated”), previously operated a saw mill in Australia which cut pine timber into building products to supply the commercial and residential industry along the eastern coast of Australia. In July 2007, its wholly owned subsidiary in Australia was put into receivership and has formerly discontinued its operations.  In connection with the receivership, the receiver formed a new Australian wholly owned subsidiary, Australian Forest Industries, LTD., and exchanged all of the shares of Integrated for Australian Forest Industries, LTD. shares.  On October 15, 2008, the board of Directors of the Company approved the transfer of all the outstanding shares of Australian Forest Industries, LTD. to the principal shareholders and Directors, personally.  Subsequent to the spin out, the Company became a non-operating shell company.

Going Concern

As shown in the accompanying financial statements, the Company incurred a loss from continuing operations of $87,534 in 2008 and had an accumulated deficit of $4,918,351 at December 31, 2008.  Management dissolved the business, spun out the bankrupt subsidiary and is currently looking for a merger candidate for the public shell.  The Company’s former wholly owned subsidiary is in bankruptcy under Australian laws. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

NOTE B – REVERSE STOCK SPLIT/ CHANGE OF NAME

Effective January 29, 2009, the Company amended its Articles of Incorporation to decrease the number of authorized shares of capital stock from 305,000,000 to 150,000,000.  Prior to the amendment, the Company’s Articles of Incorporation authorized 5,000,000 shares of preferred stock and 300,000,000 shares of common stock, and after the amendment, the Company’s Articles of Incorporation authorize 5,000,000 shares of preferred stock and 145,000,000 shares of common stock.

On January 29, 2009 the Company also changed its name from “Australian Forest Industries” to “Lone Pine Holdings, Inc.”  The Company’s management believes that the name change will disassociate the Company with its former business of operating a saw mill in Australia.

On January 29, 2009, the Company enacted a reverse-stock split so that for every one hundred shares of our common stock outstanding on the record date, the Company’s shareholders received one share of our common stock (the "Reverse Stock Split").  Any fractional share of the Company’s common stock that would have existed as a result of the Reverse Stock Split was rounded up to a whole share.  Every one hundred shares of common stock issued and outstanding immediately prior to the record date will be reclassified as, and changed into, one share of common stock.

The principal effect of the Reverse Stock Split was to decrease the number of outstanding shares of common stock. At the time of the record date, the Company had 257,600,680 shares outstanding, which number was reduced to 2,576,068 as a result of the Reverse Stock Split.  All share and per share amounts have been retrospectively restated to give effect to the Reverse Stock Split in the accompanying financial statements.

LONE PINE HOLDINGS, INC.

(FORMERLY AUSTRALIAN FOREST INDUSTRIES, INC. AND SUBSIDIARY)

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

NOTE C –CHANGE OF CONTROL

Baytree Capital Associates LLC (“Baytree”) has obtained a controlling interest in the Company’s common shares pursuant to a Stock Purchase Agreement that it entered into with each of the Company’s recent directors (Michael Timms, Roger Timms, Colin Baird and Tony Esplin), their affiliate and their immediate family members.  One of the selling shareholders under the Stock Purchase Agreement is Timbermans Group, which owned approximately 54.3% of the Company’s share capital and is affiliated with each of the Company’s aforementioned directors.  Although Timbermans Group is owned by these directors, it has been placed into a form of receivership under Australian law, and the contractual decision to enter into the contract for the sale of shares was made by its Receiver, PricewaterhouseCoopers, rather than the shareholders.

Under the Stock Purchase Agreement, Baytree purchased 2,385,000 shares of the Company’s common stock (238,500,000 million shares of common stock prior to the reverse stock-split described above) in exchange for $448,125.  As a condition to the sale under the Stock Purchase Agreement, the Company’s directors and officers needed to resign, and Baytree arranged with those directors and officers to have William S. Rosenstadt appointed as sole director and executive officer.

NOTE D – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Foreign Currency Translation

For 2007 and 2008 prior to the spin out of its wholly owned subsidiary, the Company considered the Australian dollar to be its functional currency.  Assets and liabilities were translated into US dollars at year-end exchange rates.  Statement of operations amounts were translated using the average rate during the year.  Gains and losses resulting from translating foreign currency financial statements were included in accumulated other comprehensive loss, a separate component of stockholders’ deficit.  Upon spin out of its wholly owned subsidiary, the Company recognized the accumulated other comprehensive loss as part of the Gain on disposal of discontinued operations within the Statement of Operations.  Subsequent to the spin out of its wholly subsidiary, the Company considered the US dollar to be its functional currency.

Cash Equivalents

For purposes of reporting cash flows, cash equivalents include investment instruments purchased with an original maturity of three months or less.  There were no cash equivalents in 2008 or 2007.

LONE PINE HOLDINGS, INC.

(FORMERLY AUSTRALIAN FOREST INDUSTRIES, INC. AND SUBSIDIARY)

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

NOTE D – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Equipment and Depreciation

Equipment is stated at cost and is depreciated using the straight line method over the estimated useful lives of the respective assets.  Routine maintenance, repairs and replacement costs are expensed as incurred and improvements that extend the useful life of the assets are capitalized.  When equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is recognized in operations.   The Company disposed of all of its equipment during 2008.

Consolidated Financial Statements

The financial statements previously included its wholly owned subsidiary where all significant intercompany transactions and balances were eliminated in consolidation. As mentioned in Note A, in 2008 the Company approved the transfer of all the outstanding shares of its’ subsidiary to the principal shareholders and Directors, personally.  Subsequent to this transfer, the Company did not have any subsidiaries.

Net Loss Per Common Share

The Company computes per share amounts in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share”.  SFAS No. 128 requires presentation of basic and diluted EPS.  Basic EPS is computed by dividing the income (loss) available to Common Stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is based on the weighted-average number of shares of Common Stock and Common Stock equivalents outstanding during the periods.  A fully diluted calculation was not presented since the results would be anti-dilutive.

Stock Based Compensation

The Company accounts for stock issued for services using the fair value method.  In accordance with the Emergency Issues Task Force (“EITF”) 96-18, the measurement date of shares issued for service is the date at which the counterpart’s performance is complete.  No shares were issued for services in 2007 or 2008.

Fair Values of Financial Instruments

The Company uses financial instruments in the normal course of business.  The carrying values of accrued expenses approximate their fair value due to the short-term maturities of these liabilities.

Revenue Recognition

The Company was in the business of producing lumber for the building industry.  In this connection, it received orders from distributors and lumber yards throughout Australia.  The Company shipped its finished products FOB shipping point and title passed at that point.  The Company also assured itself that there are valid sales arrangements, sales prices are fixed and determinable, and that collectibility was reasonably assured.  The Company did not have any significant revenues in 2008.

LONE PINE HOLDINGS, INC.

(FORMERLY AUSTRALIAN FOREST INDUSTRIES, INC. AND SUBSIDIARY)

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

NOTE D – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”).  SFAS 109 requires the determination of deferred tax assets and liabilities based on the differences between the financial statement and income tax bases of assets and liabilities, and using estimated tax rates in effect for the year in which the differences are expected to reverse.  The measurement of a deferred tax asset is adjusted by a valuation allowance, if necessary, to recognize tax benefits only to the extent that, based on available evidence, it is more likely than not that they will be realized.  In determining the valuation allowance, the Company considers factors such as the reversal of deferred income tax liabilities, projected taxable income and the character of income tax assets and tax planning strategies.  A change to these factors could impact the estimated valuation allowance and income tax expense.

Effective January 1, 2007, the Company adopted the provisions of FIN 48, which clarifies the accounting for income tax positions by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on the derecognition of previously recognized deferred tax items, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Under FIN 48, the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the tax position.  The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution.  Adoption of FIN 48 did not have a material impact on the Company’s operations or financial condition.

Recent Accounting Pronouncements

 In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring the use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements.  The application of SFAS No. 157 as it relates to financial assets and financial liabilities is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  On February 12, 2008, the FASB issued FSP FAS 157-2, "Effective Date of FASB Statement No. 157," which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The Company's adoption of SFAS No. 157 on February 3, 2008 for all financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis did not impact the Company's consolidated financial statements.  The provisions of SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is applied, with any transition adjustment recognized as a cumulative effect adjustment to the opening balance of retained earnings.  The Company does not anticipate that the adoption of SFAS No. 157 for nonfinancial assets and liabilities measured at fair value on a non-recurring basis will have a material impact on its financial position and results of operations.

LONE PINE HOLDINGS, INC.

(FORMERLY AUSTRALIAN FOREST INDUSTRIES, INC. AND SUBSIDIARY)

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

NOTE D – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In February, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 allows entities to measure at fair value many financial instruments and certain other assets and liabilities that are not otherwise required to be measured at fair value.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company adopted SFAS 159 on January 1, 2008.  Adoption of SFAS 157 did not have a material impact on the Company results of operations, cash flows or financial position.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations.  This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and non-controlling interest in the acquiree and the goodwill acquired.  This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination.  SFAS No. 141R is effective for acquisitions made after November 30, 2009.  The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 141R will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements.  This standard outlines the accounting and reporting for ownership interest in a subsidiary held by parties other than the parent.  SFAS No. 160 is effective for the first quarter of 2010.  The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 160 will have on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 162 became effective in November 2008. Its adoption is not expected to have a material impact on the Company's consolidated financial statements.

      NOTE E - VARIABLE INTEREST ENTITIES

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

The Company previously concluded that Timbermans Group Pty. Ltd. was deemed to be a VIE under FIN 46R and accordingly was consolidated.  Timbermans Group, a holding company which acquired the Company through an exchange agreement, became the majority shareholder of Australian Forest Industries by investing $5,307,400 in the Company which was borrowed from National Australia Bank. Timbermans Group Pty. Ltd. is also in bankruptcy under Australian laws.  As part of the transfer of the

LONE PINE HOLDINGS, INC.

(FORMERLY AUSTRALIAN FOREST INDUSTRIES, INC. AND SUBSIDIARY)

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

NOTE E - VARIABLE INTEREST ENTITIES (CONTINUED)

shares of Australian Forest Industries, LTD (See Note A), Timbermans Group Pty. Ltd ceased to be deemed a VIE and was deconsolidated.

      NOTE F - DISCONTINUED OPERATIONS

In July 2007, the Company’s wholly owned subsidiary in Australia was put into receivership and has formerly discontinued its operations.  In 2007, the Company entered into a contract to sell its land, buildings and equipment for $10,564,886 ($12,386,000 Australian dollars).  The sales price of the equipment was less than the carrying amount, therefore the equipment was written down to the net contract price in 2007 when the contract was signed.  This resulted in an impairment loss of $15,640,350 in 2007.  The contract price for the land and buildings was substantially greater than their carrying values, thus no impairment was recorded.

The sale of land, buildings and equipment was completed in 2008.  The Company recognized a gain of $7,130,700 on the disposal.  The proceeds were used to pay for administrative expenses and creditors of the Company.

On October 15, 2008, the board of Directors of the Company approved the transfer of all the outstanding shares of Australian Forest Industries, LTD. to the former principal shareholders and Directors, personally.  As a result of this transfer, the Company transferred net liabilities of $26,296,392 to its former principal shareholders and Directors.  This transfer completed the discontinuance of the Company’s operations in Australia.  Summarized financial information for the discontinued operations is shown below.
	2008	2007

Revenues	$ -	$ 6,614,918

Loss from discontinued operations	(857,795)	(10,493,071)
Gain (loss) on disposal	33,427,092	(14,939,764)
Income tax expense	-	-
Gain (loss) from discontinued operations	$ 32,569,297	$ (25,432,835)

The following represents the net liabilities of entities discontinued at December 31, 2008 and 2007:

	2008	2007
Cash	$ -	$ 1,922,008
Property and equipment	-	3,547,356
Bank overdrafts	-	(4,400,360)
National Bank of Australia- commercial loan	-	(6,273,931)
National Bank of Australia- capitalized lease loan	-	(9,867,459)
Accounts payable	-	(7,531,841)
Accrued goods and service tax	-	(1,041,966)
Related party loan	-	(8,508,300)
Accrued taxes and benefits	-	(2,258,404)
	-	$(34,412,897)

LONE PINE HOLDINGS, INC.

(FORMERLY AUSTRALIAN FOREST INDUSTRIES, INC. AND SUBSIDIARY)

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

NOTE G - INCOME TAXES

At December 31, 2008, the Company had a deferred tax asset of approximately $140,000.  The deferred tax asset consists principally of net operating loss carry forwards.  SFAS No. 109 requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.  Since realization is not assured, the  Company  has  recorded  a  valuation  allowance  for   the   entire  deferred  tax  asset,  and   the  accompanying  financial statements do not reflect any net asset for deferred taxes at December 31, 2008 or 2007.

The Company’s net operating loss carry forwards amounted to approximately $467,000 at December 31, 2008, which have expirations beginning in 2025.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A(T). DISCLOSURE CONTROLS AND PROCEDURES

Responsibility For Financial Information — Management is responsible for the preparation, accuracy, integrity and objectivity of the Consolidated Financial Statements and the other financial information included in this report.  Such information has been prepared in conformity with accounting principles generally accepted in the United States of America and accordingly, includes certain amounts that represent management’s best estimates and judgments. Actual amounts could differ from those estimates.

Responsibility for Internal Controls — Management is also responsible for establishing and maintaining adequate internal controls over financial reporting. These internal controls consist of policies and procedures that are designed to assess and monitor the effectiveness of the control environment including: risk identification, governance structure, delegations of authority, information flow, communications and control activities.  While no system of internal controls can ensure elimination of all errors and irregularities, OP-TECH’s internal controls, which are reviewed and modified in response to changing conditions, have been designed to provide reasonable assurance that assets are safeguarded, policies and procedures are followed, transactions are properly executed and reported, and appropriate disclosures are made. The concept of reasonable assurance is based on the recognition that there are limitations in all systems of internal control and that the costs of such systems should be balanced with their benefits.

Report On Internal Control Over Financial Reporting — Management has evaluated the Company’ internal control over financial reporting as of December 31, 2008. This evaluation was based on criteria for effective internal control over financial reporting set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting is effective as of December 31, 2008.  This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

 Report On Disclosure Controls And Procedures — As of December 31, 2008, management carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, it concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in its periodic filings under the Exchange Act is accumulated and communicated to us to allow timely decisions regarding required disclosures, and such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Prior to such evaluation and as reported in the second amendment to the Company’s annual report filed with the U.S. Securities and Exchange Commission on Form 10-KSB/A on October 3, 2008, management concluded, that the disclosure controls and procedures for the year ended December 31, 2007 were ineffective in timely alerting them to material information relating to our business required to be included in our periodic SEC filings.  This ineffectiveness in the disclosure controls and procedures was revealed by the failure to include the proper assessment on internal controls over financial reporting as of December 31, 2007 contained in the original version of the annual report filed with the U.S. Securities and Exchange Commission and by the failure to note the ineffectiveness of the disclosure controls and procedures in the first amendment to such report.  The Company took steps to cure the ineffectiveness of its disclosure controls and procedures by redoubling its efforts and instructing its outside counsel to do the same to ensure that such deficiencies do not occur in the future.

ITEM 9B. OTHER INFORMATION

            Baytree Capital Associates LLC (“Baytree”) has obtained a controlling interest in our common shares pursuant to a Stock Purchase Agreement that it entered into with each of our recent directors (Michael Timms, Roger Timms, Colin Baird and Tony Esplin), their affiliate and their immediate family members. One of the selling shareholders under the Stock Purchase Agreement is Timbermans Group, which owned approximately 54.3% of our share capital and is an affiliate of each of our recent directors.  Although Timbermans Group is owned by our recent directors, it has been placed into a form of receivership under Australian law, and the contractual decision to enter into the contract for the sale of shares was made by its Receiver, PricewaterhouseCoopers, rather than its shareholders.

Under the Stock Purchase Agreement, Baytree purchased 2,385,000 shares of our common stock, or 91.2% of our outstanding shares of common stock, in exchange for $448,125.  We are not aware of Baytree entering into a loan to obtain the funds used in the purchase of the control shares. As a condition to the sale under the Stock Purchase Agreement, our directors and officers needed to resign, and Baytree arranged with those directors and officers to have William S. Rosenstadt appointed as our sole director and executive officer.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

OFFICERS AND DIRECTORS

We have 4 executive officers who also serve as our board of directors. Our directors are elected at each annual meeting of shareholders. The following individuals are all of our executive officers and directors:

Name                                      Age                            Positions and Offices With The Company
-------                                        -----                         ---------------------------------------------------

William S. Rosenstadt            40                   Chief Executive Officer, Chief Financial Officer, Director

The following is a biographical summary of the director and officer of the Company:

William Rosenstadt

Mr. William Rosenstadt became our Chief Executive in February of 2009.  He has been a member of Sanders Ortoli Vaughn-Flam Rosenstadt LLP, our outside special counsel, since June 2007.  Prior thereto, Mr. Rosenstadt was a member of Rubin, Bailin, Ortoli LLP from January 2004 to June 2007 and an associate at Spitzer Feldman, LLP from 2001 through December 2003. Mr. Rosenstadt received his B.A. from Syracuse University in 1990 and a J.D. from the Benjamin N. Cardozo School of Law in 1995.

Director Positions in Other Public Companies

The Company’s director holds no directorship in a company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of such Act. The Company’s director holds no directorship in a company registered as an investment company under the Investment Company Act of 1940.

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

ITEM 11. EXECUTIVE COMPENSATION

Except as set out below, the Company has not paid in either of 2008 or 2007 any annual or long-term compensation through the latest practicable date to the Chief Executive Officer of the Company and sole director of the Company or to any executive officers of the Company or directors of the Company who held such positions during 2008.  During the fiscal year ended December 31, 2007, some of our directors received reimbursements for minimal expenses incurred for traveling to Canberra for a meeting of the board of directors.

Employment Contracts

There are no employment agreements with the executive officers at this time.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding the beneficial ownership of the shares of the Common Stock (the only class of shares  previously  issued by the Company) at April 9, 2008 by (i) each person known by the Company to be the beneficial owner of more than five percent (5%) of the Company’s outstanding shares of Common Stock,  (ii) each director of the Company,  (iii) the executive officers of the Company, and (iv) by all directors and executive officers of the Company as a group.  Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at the address of the Company.

Title of Class	Name of Beneficial Owner	Shares of Common Stock	Percent of Class

Common	Baytree Capital Associates LLC	2,385,000	91.2%

Common	William S. Rosenstadt	0	0%
Directors and Officers as a group		0	0%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

William Rosenstadt, the Company’s sole director and executive officer, is a member of our Sanders Ortoli Vaughn-Flam Rosenstadt LLP, the Company’s outside special counsel.  Since January 1, 2008, the compensation for legal, filing and other services provided the Company’s outside special counsel was approximately $165,000.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

	Year Ended December 31, 2008	Year Ended December 31, 2007

Audit Fees	$66,300	$46,700
Audit Related Fees	0	$0
Tax Fees	0	$0
All Other Fees	0	$0
	$66,300	$46,700

Audit Fees

Audit fees are the aggregate fees billed for professional services rendered by our independent auditors for the audit of our annual financial statements, the review of the financial statements included in each of our quarterly reports and services provided in connection with statutory and regulatory filings or engagements.

Audit Related Fees

Audit related fees are the aggregate fees billed by our independent auditors for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not described in the preceding category.

Tax Fees

Tax fees are billed by our independent auditors for tax compliance, tax advice and tax planning.

All Other Fees

All other fees include fees billed by our independent auditors for products or services other than as described in the immediately preceding three categories.

                                                                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number Exhibit Description

31.1	Certification of Principal Executive Officer and Acting Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Acting Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUSTRALIAN FOREST INDUSTRIES

/s/ William S. Rosenstadt
Name: William S. Rosenstadt
Title: Chief Executive Officer, Acting Principal Accounting Officer and Director
Date: April 15, 2008