Form 10-Q
period 2009-03-31
Lone Pine Holdings, Inc
filed 2009-05-20
CIK 1083743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________________ to ______________

Commission file number 0-25909

Lone Pine Holdings, Inc.
(Exact name of small business issuer as specified in its charter)
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

The number of shares of the issuer’s outstanding common stock, which is the only class of its common equity, on May 18, 2009, was 2,577,350.

ITEM 1 FINANCIAL STATEMENTS

CONTENTS

Consolidated Balance Sheets	F-2
Consolidated Statements of Operations	F-3
Consolidated Statements of Cash Flows	F-4
Notes to Consolidated Financial Statements	F-5

 ITEM 1. FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS
LONE PINE HOLDINGS, INC.

(FORMERLY AUSTRALIAN FOREST INDUSTRIES, INC.)

BALANCE SHEETS

ASSETS
	March 31,	December 31,
	2009	2008
	(Unaudited)

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Due to principal stockholder	$5,000	$-
Accrued expenses	15,975	87,534
Total current liabilities	20,975	87,534

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001, 5,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, par value $0.001, 145,000,000 shares
authorized, 2,577,350 issued and outstanding
at March 31, 2009 and December 31, 2008, respectively	2,576	2,576
Additional paid-in capital	4,915,775	4,828,241
Accumulated deficit	(4,939,326)	(4,918,351)
Total Stockholders' Deficit	(20,975)	(87,534)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

LONE PINE HOLDINGS, INC.

(FORMERLY AUSTRALIAN FOREST INDUSTRIES, INC.)

STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2009	2008
	(Unaudited)	(Unaudited)
CONTINUING OPERATIONS:
Administrative expenses	$20,975	$-
Loss from continuing operations	(20,975)	-

DISCONTINUED OPERATIONS:
Loss from discontinued operations
(net of income tax expense of $0)	-	(203,495)
Loss from discontinued operations	-	(203,495)

NET LOSS	$(20,975)	$(203,495)

NET LOSS PER SHARE (BASIC AND DILUTED)
Continuing operations	$(0.01)	$-
Discontinued operations	-	(0.08)
Total	$(0.01)	$(0.08)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	2,577,350	2,577,350

LONE PINE HOLDINGS, INC.

(FORMERLY AUSTRALIAN FOREST INDUSTRIES, INC.)

STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2009	2008
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Loss from continuing operations before income tax	$(20,975)	$-
Operating cash flows from discontinued operations	-	1,612,976
Adjustments to reconcile net loss to cash provided by
(used in) operating activities
Increase in accrued expenses	15,975	-
Net cash provided by (used in) operating activities	(5,000)	1,612,976

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from principal shareholder	5,000	-
Net cash provided by financing activities	5,000	-

EFFECT OF EXCHANGE RATE ON CASH	-	(1,612,976)

INCREASE (DECREASE) IN CASH	-	-

CASH BALANCE AT BEGINNING OF PERIOD	-	-
CASH BALANCE AT END OF PERIOD	$-	$-

SUPPEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
None
NON CASH INVESTING AND FINANCIAL ACTIVITIES
Payment of Accrued expenses at December 31, 2008 by
principal shareholder, considered a capital contribution.	$87,534	$-

LONE PINE HOLDINGS, INC.

(FORMERLY AUSTRALIAN FOREST INDUSTRIES, INC.)

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

NOTE A - BASIS OF PRESENTATION AND NATURE OF BUSINESS

The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.   In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included.  Results for the three month periods ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  For further information, refer to the financial statements and footnotes thereto included in the Lone Pine Holdings, Inc. annual report on Form 10-K for the year ended December 31, 2008

 Nature of Business

Lone Pine Holdings, Inc. (“the Company”), through its former wholly owned subsidiary Integrated Forest Products Pty Ltd (“Integrated”), previously operated a saw mill in Australia which cut pine timber into building products to supply the commercial and residential industry along the eastern coast of Australia. In July 2007, its wholly owned subsidiary in Australia was put into receivership and has formerly discontinued its operations.  In connection with the receivership, the receiver formed a new Australian wholly owned subsidiary, Australian Forest Industries, LTD., and exchanged all of the shares of Integrated for Australian Forest Industries, LTD. shares.  On October 15, 2008, the board of Directors of the Company approved the transfer of all the outstanding shares of Australian Forest Industries, LTD. to the principal shareholders and Directors, personally.  Subsequent to the spin out, the Company became a non-operating shell company.

Going Concern

As shown in the accompanying financial statements, the Company incurred a loss from continuing operations of $20,975 in 2008 and had an accumulated deficit of $4,939,326 at March 31, 2009.  Management in October 2008 dissolved the saw mill operations in Australia which was in receivership, spun out the bankrupt subsidiary and is currently looking for a merger candidate for the public shell.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

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

LONE PINE HOLDINGS, INC.

(FORMERLY AUSTRALIAN FOREST INDUSTRIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

NOTE B – REVERSE STOCK SPLIT/ CHANGE OF NAME (CONTINUED)

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

The principal effect of the Reverse Stock Split was to decrease the number of outstanding shares of common stock. At the time of the record date, the Company had 257,600,680 shares outstanding, which number was reduced to 2,577,350 as a result of the Reverse Stock Split.  All share and per share amounts have been retrospectively restated to give effect to the Reverse Stock Split in the accompanying financial statements.

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

NOTE D – STOCKHOLDERS’ DEFICIT

During the three months ended March 31, 2009, $87,534 in accrued expenses were paid by a principal shareholder of the Company on behalf of the Company.  These amounts were recorded as a capital contribution.

ITEM 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

It should be noted that this Management's Discussion and Analysis of Financial Condition and Results of Operations may contain "forward-looking statements". The terms "believe", "anticipate", "intend", "goal", "expect" and similar expressions may identify forward-looking statements. These forward-looking statements represent our current expectations or beliefs concerning future events. The matters covered by these statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. The foregoing list should not be construed as exhaustive, and we disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation that the strategy, objectives or other of our plans will be achieved. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

Background

Our former subsidiaries Integrated and Timbermans went into administration in Australia (in the United States this is tantamount to a Chapter 11 Bankruptcy).  On July 31, 2007, Price Waterhouse Coopers LLP was appointed Receivers and Managers of both Integrated and Timbermans.  Also on this same date, Deloitte was appointed Liquidator of Timbermans.  Romanis Cant was appointed Liquidator of Integrated on October 18, 2007.  The business operations of Integrated were continued until November 30, 2007 when all of the assets of Integrated were offered for sale as a going concern.

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

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss from continuing operations of $20,975 for the three months ended March 31, 2009 and had an accumulated deficit of $4,939,326 at March 31, 2009. Because of the dissolution of the business and the liquidation of all liabilities, our current business objective for the next 12 months is to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation.  We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

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

RESULTS OF OPERATIONS

Net loss for the three months ended March 31, 2009 was $20,875 as compared to a net loss of $203,495 the three months ended March 31, 2008.  All of the losses in the 2009 period were from continuing operations and related almost exclusively to accounting, legal and transfer agent fees.  Apart from looking for a merger candidate, we have no current operations, and we have no employees.  All of the losses in the 2008 period were from discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operations was $5,000 for the three months ended March 31, 2009 as compared to a net cash provided by operations of $1,612,976 for the three months ended March 31, 2008.  In the 2009, period there was a loss of from continuing operations before income tax of $20,795 which was partially offset by an increase in accrued expenses of $15,975.  In the 2008 period, net cash provided by operations consisted entirely of operating cash flows from discontinued operations.  Net cash provided by financing activities was $5,000 for the three months ended March 31, 2009 as compared to none for the three months ended March 31, 2008.  In 2009, there was a shareholder loan to pay for expenses.  We realized no net cash provided by investing activities for the three-month periods ended March 31, 2008 or 2009.

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
As of the end of the period covering this Form 10-Q, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures”. We conducted this evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Acting Principal Accounting Officer.

(i) Definition of Disclosure Controls and Procedures.
Disclosure controls and procedures are controls and other procedures that are designed with the objective of ensuring that information required to be disclosed in our periodic reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As defined by the SEC, such disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Acting Principal Accounting Officer, in such a manner as to allow timely disclosure decisions.

(ii) Conclusions with Respect to Our Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Acting Principal Accounting Officer determined that, as of the end of the period covered by this report,  these  controls and  procedures  are adequate and effective in alerting them in a timely manner to material information relating to us required to be included in our periodic SEC filings.

(b) Changes in Internal Controls.
There have been no changes in our internal controls over financial reporting that could significantly affect these controls subsequent to the date of their evaluation.

PART II
Item 1. Legal Proceedings

No material changes.

Item 1A Risk Factors

Not applicable.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Index

Exhibit 31.1 Certification of Chief Executive Officer and Acting Principal Accounting Officer
Exhibit 32.1 Certification of Chief Executive Officer and Acting Principal Accounting Officer

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONE PINE HOLDINGS, INC.

/s/  William S. Rosenstadt
Name: William S. Rosenstadt
Title: CEO, President and Principal  Accounting Officer
Date: May 19, 2009