Form 10-Q
period 2009-06-30
Lone Pine Holdings, Inc
filed 2009-08-19
CIK 1083743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________________ to ______________

Commission file number 000-25909

Lone Pine Holdings, Inc.
(Exact name of small business issuer as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	86-0931332 (I.R.S. Employer Identification No.)

c/o Sanders Ortoli Vaughn Flam Rosenstadt LLP
501 Madison Avenue
New York, NY 10022
(Address of principal executive offices, zip code)

Issuer's telephone number: 212-588-0022

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐ Accelerated Filer  ☐ Non-Accelerated Filer  ☐ Smaller Reporting Company  ☒

The number of shares of the issuer’s outstanding common stock, which is the only class of its common equity, on August 18, 2008 was 2,577,350.

ITEM 1 FINANCIAL STATEMENTS

CONTENTS

Consolidated Balance Sheets	F-2
Consolidated Statements of Operations	F-3
Consolidated Statements of Cash Flows	F-4
Notes to Consolidated Financial Statements	F-5

ITEM 1. FINANCIAL STATEMENTS

LONE PINE HOLDINGS, INC.

(FORMERLY AUSTRALIAN FOREST INDUSTRIES, INC.)

BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Due to principal stockholder	$7,475	$-
Accrued expenses	22,250	87,534
Total current liabilities	29,725	87,534

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001, 5,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, par value $0.001, 145,000,000 shares
authorized, 2,577,350 issued and outstanding
at June 30, 2009 and December 31, 2008, respectively	2,576	2,576
Additional paid-in capital	4,915,775	4,828,241
Accumulated deficit	(4,948,076)	(4,918,351)
Total Stockholders' Deficit	(29,725)	(87,534)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

See accompanying notes to financial statements.

LONE PINE HOLDINGS, INC.

(FORMERLY AUSTRALIAN FOREST INDUSTRIES, INC.)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2,008	2009	2008

CONTINUING OPERATIONS:
Administrative expenses	$8,750	$-	$29,725	$-
Loss from continuing operations	(8,750)	-	(29,725)	-

DISCONTINUED OPERATIONS:
(Gain) loss from discontinued operations
(Net of income tax expense of $0)	-	251,642	-	455,137
(Gain) on disposal of discontinued assets			-
(Net of income tax expense of $0)	-	(7,283,713)	-	(7,283,713)
Total Discontinued Operations	-	(7,032,071)	-	(6,828,576)
NET INCOME ( LOSS)	$(8,750)	$(7,032,071)	$(29,725)	$(6,828,576)

NET GAIN (LOSS) PER SHARE (BASIC AND DILUTED)
Continuing operations	$0.01	$-	$0.01	$-
Discontinued operations	$-	$2.73	$-	$2.65

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	2,577,350	2,577,350	2,577,350	2,577,350

See accompanying notes to financial statements.

LONE PINE HOLDINGS, INC.

(FORMERLY AUSTRALIAN FOREST INDUSTRIES, INC.)

STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2009	2008
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Loss from continuing operations before income tax	$29,725	$-
Operating cash flows from discontinued operations	-	2,897,025
Adjustments to reconcile net loss to cash provided by
(used in) operating activities
Increase in accrued expenses	22,250	-
Net cash provided by (used in) operating activities	51,975	2,897,025

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from principal shareholder	7,475	-
Net cash provided by financing activities	7,475	-

EFFECT OF EXCHANGE RATE ON CASH	-	(2,897,025)

INCREASE (DECREASE) IN CASH	59,450	-

CASH BALANCE AT BEGINNING OF PERIOD	-	-
CASH BALANCE AT END OF PERIOD	$59,450.00	$-

SUPPEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
None
NON CASH INVESTING AND FINANCIAL ACTIVITIES
Payment of Accrued expenses at December 31, 2008 by
principal shareholder, considered a capital contribution.	$87,534	$-

See accompanying notes to financial statements.

LONE PINE HOLDINGS, INC.

(FORMERLY AUSTRALIAN FOREST INDUSTRIES, INC.)

NOTES TO FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

  NOTE A –  BASIS OF PRESENTATION AND NATURE OF BUSINESS

The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.   In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included.  Results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  For further information, refer to the financial statements and footnotes thereto included in the Lone Pine Holdings, Inc. annual report on Form 10-K for the year ended December 31, 2008

 Nature of Business

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

Going Concern

As shown in the accompanying financial statements, the Company incurred a loss from continuing operations of $29,725 in 2009 and had an accumulated deficit of $4,948,076 at June 30, 2009.  Management in October 2008 dissolved the saw mill operations in Australia which was in receivership, spun out the bankrupt subsidiary and is currently looking for a merger candidate for the public shell.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

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

NOTES TO FINANCIAL STATEMENTS
June 30, 2009
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

NOTE C – CHANGE OF CONTROL

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

NOTE D – STOCKHOLDERS’ DEFICIT

During the three months ended June 30, 2009, $87,534 in accrued expenses were paid by a principal shareholder of the Company on behalf of the Company.  These amounts were recorded as a capital contribution.

LONE PINE HOLDINGS, INC.

(FORMERLY AUSTRALIAN FOREST INDUSTRIES, INC.)

NOTES TO FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

NOTE E – RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring the use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements.  The application of SFAS No. 157 as it relates to financial assets and financial liabilities is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  On February 12, 2008, the FASB issued FSP FAS 157-2, "Effective Date of FASB Statement No. 157," which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The Company's adoption of SFAS No. 157 on January 1, 2009 for all financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis did not impact the Company's consolidated financial statements.  The provisions of SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is applied, with any transition adjustment recognized as a cumulative effect adjustment to the opening balance of retained earnings.  The Company does not anticipate that the adoption of SFAS No. 157 for nonfinancial assets and liabilities measured at fair value on a non-recurring basis will have a material impact on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations.  This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired.  This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination.  SFAS No.141R is effective for us for acquisitions made after January 1, 2009.  Adoption of SFAS 141R did not have a material impact on the Company results of operations, cash flows or financial position.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements.  This standard outlines the accounting and reporting for ownership interest in a subsidiary held by parties other than the parent.  The Company adopted SFAS 160 on January 1, 2009.  Adoption of SFAS 160 did not have a material impact on the Company results of operations, cash flows or financial position.

In April 2008, the FASB adopted FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets, amending the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. This FSP is effective for intangible assets acquired on or after January 1, 2009.  This FSP is not expected to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.  The adoption of this FSP did not have an impact on the Company’s results of operations, cash flows or financial position.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments. The FSP amends SFAS No. 107

LONE PINE HOLDINGS, INC.

(FORMERLY AUSTRALIAN FOREST INDUSTRIES, INC.)

NOTES TO FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

NOTE E – RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

“Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The adoption of this FSP did not have an impact on the Company’s results of operations, cash flows or financial position.

In April 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), which provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  FSP FAS 157-4 is effective for the quarter ending June 30, 2009.  The adoption of this FSP did not have an impact on the Company’s results of operations, cash flows or financial position.

In April 2009, the FASB issued FSP SFAS No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FSP SFAS No. 141(R)-1 will amend the provisions related to the initial recognition and measurement,  subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS No. 141(R), Business Combinations.  The FSP will carry forward the requirements in

SFAS No. 141, Business Combinations, for acquired contingencies, thereby requiring that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period.  Otherwise, entities would typically account for the acquired contingencies in accordance with SFAS No. 5, Accounting for Contingencies.  The FSP will have the same effective date as SFAS No. 141(R), and was therefore adopted January 1, 2009.  Adoption of this FSP did not have a material impact on the Company results of operations, cash flows or financial position.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This SFAS requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The disclosure requirement under this SFAS is effective for the Company’s interim reporting period ended on June 30, 2009.  The adoption of this FSP did not have an impact on the Company’s results of operations, cash flows or financial position.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS No. 167 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  This SFAS is effective for the Company’s fiscal year beginning on January 1, 2010.  The Company is currently evaluating the impact of the implementation of SFAS No. 167 on its consolidated financial position, results of operations and cash flows.

LONE PINE HOLDINGS, INC.

(FORMERLY AUSTRALIAN FOREST INDUSTRIES, INC.)

NOTES TO FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

NOTE E – RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  This SFAS is effective for the Company’s interim reporting period ending on September 30, 2009.  This SFAS is not expected to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

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

Under the Stock Purchase Agreement, Baytree, in a principal capacity as well as an agent for other purchasers, purchased 2,385,000 shares of the Company’s common stock (238,500,000 million shares of common stock prior to the reverse stock-split described above) in exchange for $448,125.  As a condition to the sale under the Stock Purchase Agreement, the Company’s directors and officers needed to resign, and Baytree arranged with those directors and officers to have William S. Rosenstadt appointed as sole director and executive officer.

RESULTS OF OPERATIONS

As shown in the accompanying financial statements, the Company incurred a loss from continuing operations of $29,725 in 2009 and had an accumulated deficit of $4,948,076 at June 30, 2009.  Management in October 2008 dissolved the saw mill operations in Australia which was in receivership, spun out the bankrupt subsidiary and is currently looking for a merger candidate for the public shell.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s loss from continuing operations was $8,750 for the three months ended June 30, 2009 and $29,725 for the six months ended June 30, 2009.  The Company’s experienced a net loss from operations of $8,750, a $0.01 net gain per share for continuing operations, for the three months ended June 30, 2009 as compared to $7,032,071, a $2.73 net gain per share for discontinued operations, for the three months ended June 30, 2008.  The Company experienced a net loss from operations of $29,725, a $0.01 net gain per share for continuing operations, for the six months ended June 30, 2009 as compared to $6,828,576, a $2.65 net gain per share for discontinued operations, for the six months ended June 30, 2008.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements Affecting the Company:

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring the use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements.  The application of SFAS No. 157 as it relates to financial assets and financial liabilities is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  On February 12, 2008, the FASB issued FSP FAS 157-2, "Effective Date of FASB Statement No. 157," which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The Company's adoption of SFAS No. 157 on January 1, 2009 for all financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis did not impact the Company's consolidated financial statements.  The provisions of SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is applied, with any transition adjustment recognized as a cumulative effect adjustment to the opening balance of retained earnings.  The Company does not anticipate that the adoption of SFAS No. 157 for nonfinancial assets and liabilities measured at fair value on a non-recurring basis will have a material impact on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations.  This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired.  This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination.  SFAS No.141R is effective for us for acquisitions made after January 1, 2009.  Adoption of SFAS 141R did not have a material impact on the Company results of operations, cash flows or financial position.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements.  This standard outlines the accounting and reporting for ownership interest in a subsidiary held by parties other than the parent.  The Company adopted SFAS 160 on January 1, 2009.  Adoption of SFAS 160 did not have a material impact on the Company results of operations, cash flows or financial position.

In April 2008, the FASB adopted FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets, amending the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. This FSP is effective for intangible assets acquired on or after January 1, 2009.  This FSP is not expected to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.  The adoption of this FSP did not have an impact on the Company’s results of operations, cash flows or financial position.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments. The FSP amends SFAS No. 107

“Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The adoption of this FSP did not have an impact on the Company’s results of operations, cash flows or financial position.

In April 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), which provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  FSP FAS 157-4 is effective for the quarter ending June 30, 2009.  The adoption of this FSP did not have an impact on the Company’s results of operations, cash flows or financial position.

In April 2009, the FASB issued FSP SFAS No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FSP SFAS No. 141(R)-1 will amend the provisions related to the initial recognition and measurement,  subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS No. 141(R), Business Combinations.  The FSP will carry forward the requirements in

SFAS No. 141, Business Combinations, for acquired contingencies, thereby requiring that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period.  Otherwise, entities would typically account for the acquired contingencies in accordance with SFAS No. 5, Accounting for Contingencies.  The FSP will have the same effective date as SFAS No. 141(R), and was therefore adopted January 1, 2009.  Adoption of this FSP did not have a material impact on the Company results of operations, cash flows or financial position.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This SFAS requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The disclosure requirement under this SFAS is effective for the Company’s interim reporting period ended on June 30, 2009.  The adoption of this FSP did not have an impact on the Company’s results of operations, cash flows or financial position.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS No. 167 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  This SFAS is effective for the Company’s fiscal year beginning on January 1, 2010.  The Company is currently evaluating the impact of the implementation of SFAS No. 167 on its consolidated financial position, results of operations and cash flows.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  This SFAS is effective for the Company’s interim reporting period ending on September 30, 2009.  This SFAS is not expected to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Not applicable

Item 4. – Controls and Procedures

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
Date:  August 18, 2009