Form 10-Q
period 2009-09-30
Lone Pine Holdings, Inc
filed 2009-11-16
CIK 1083743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares of the issuer’s outstanding common stock, which is the only class of its common equity, on November 13, 2009, was 2,577,530.

ITEM 1 FINANCIAL STATEMENTS

CONTENTS

Consolidated Balance Sheets	F-2
Consolidated Statements of Operations	F-3
Consolidated Statements of Cash Flows	F-4
Notes to Consolidated Financial Statements	F-5

 ITEM 1. FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

LONE PINE HOLDINGS, INC.

(FORMERLY AUSTRALIAN FOREST INDUSTRIES, INC.)

BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)

ASSETS

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Due to principal stockholder	$7,475	$-
Accrued expenses	27,000	87,534
Total current liabilities	34,475	87,534

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001, 5,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, par value $0.001, 145,000,000 shares
authorized, 2,577,350 issued and outstanding
at September 30, 2009 and December 31, 2008, respectively	2,576	2,576
Additional paid-in capital	4,915,775	4,828,241
Accumulated deficit	(4,952,826)	(4,918,351)
Total Stockholders' Deficit	(34,475)	(87,534)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

See accompanying notes to financial statements.

LONE PINE HOLDINGS, INC.

(FORMERLY AUSTRALIAN FOREST INDUSTRIES, INC.)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

CONTINUING OPERATIONS:
Administrative expenses	$4,750	$-	$34,475	$-
Loss from continuing operations	(4,750)	-	(34,475)	-

DISCONTINUED OPERATIONS:
Loss on operations of discontinued operations
(Net of income tax expense of $0)	-	(111,479)	-	(566,616)
Gain on disposal of discontinued assets			-
(Net of income tax expense of $0)	-	-	-	7,283,713
Total Discontinued Operations	-	(111,479)	-	6,717,097
NET INCOME (LOSS)	$(4,750)	$(111,479)	$(34,475)	$6,717,097

NET INCOME (LOSS) PER SHARE
(BASIC AND DILUTED)
Continuing operations	$(0.01)	$-	$(0.01)	$-
Discontinued operations	-	(0.04)	-	2.61
Net income (loss) per share	$(0.01)	$(0.04)	$(0.01)	$2.61

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	2,577,350	2,577,350	2,577,350	2,577,350

See accompanying notes to financial statements.

LONE PINE HOLDINGS, INC.

(FORMERLY AUSTRALIAN FOREST INDUSTRIES, INC.)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended
	September 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(34,475)	$6,717,097
Income from discontinued operations	-	(6,717,097)
Loss from continuing operations	(34,475)	-
Adjustments to reconcile net income (loss) to cash used in operating activities-
Increase in accrued expenses	27,000	-
Net cash used in operating activities- continuing operations	(7,475)	-
Net cash used in operating activities- discontinued operations	-	(7,985,893)
Net cash used in operating activities	(7,475)	(7,985,893)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by investing activities- continuing operations	-	-
Net cash provided by investing activities- discontinued operations	-	7,985,893
Net cash provided by investing activities	-	7,985,893

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing activities- continuing operations
Loan from principal shareholder	7,475	-
Net cash provided by financing activities- discontinued operations	-	-
Net cash provided by financing activities	7,475	-

INCREASE IN CASH	-	-

CASH BALANCE AT BEGINNING OF PERIOD	-	-
CASH BALANCE AT END OF PERIOD	$-	$-

SUPPEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Payment of Accrued expenses at December 31, 2008 by
principal shareholder, considered a capital contribution.	$87,534	$-

See accompanying notes to financial statements.

LONE PINE HOLDINGS, INC.
(FORMERLY AUSTRALIAN FOREST INDUSTRIES, INC.)
NOTES TO FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

NOTE A - BASIS OF PRESENTATION AND NATURE OF BUSINESS

The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.   In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included.  Results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  For further information, refer to the financial statements and footnotes thereto included in the Lone Pine Holdings, Inc. annual report on Form 10-K for the year ended December 31, 2008

 Nature of Business

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

Going Concern

As shown in the accompanying financial statements, the Company incurred a loss from continuing operations of $34,475 in 2009 and had an accumulated deficit of $4,952,826 at September 30, 2009.  Management in October 2008 dissolved the saw mill operations in Australia which was in receivership, spun out the bankrupt subsidiary and is currently looking for a merger candidate for the public shell.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

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

On January 29, 2009, the Company also changed its name from “Australian Forest Industries” to “Lone Pine Holdings, Inc.”  The Company’s management believes that the name change will disassociate the Company with its former business of operating a saw mill in Australia.

LONE PINE HOLDINGS, INC.
(FORMERLY AUSTRALIAN FOREST INDUSTRIES, INC.)
NOTES TO FINANCIAL STATEMENTS
September 30, 2009
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

NOTE C –CHANGE OF CONTROL

Baytree Capital Associates LLC (“Baytree”) has obtained a controlling interest in the Company’s common shares pursuant to a Stock Purchase Agreement that it entered into with each of the Company’s recent directors (Michael Timms, Roger Timms, Colin Baird and Tony Esplin), their affiliate and their immediate family members.  One of the selling shareholders under the Stock Purchase Agreement was Timbermans Group, which owned approximately 54.3% of the Company’s share capital and was affiliated with each of the Company’s aforementioned directors.  Although Timbermans Group was owned by these directors, it was placed into a form of receivership under Australian law, and the contractual decision to enter into the contract for the sale of shares was made by its Receiver, PricewaterhouseCoopers, rather than the shareholders.

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

NOTE D – STOCKHOLDERS’ DEFICIT

During the nine months ended September 30, 2009, $87,534 in accrued expenses were paid by a principal shareholder of the Company on behalf of the Company.  These amounts were recorded as a capital contribution.

LONE PINE HOLDINGS, INC.
(FORMERLY AUSTRALIAN FOREST INDUSTRIES, INC.)
NOTES TO FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

NOTE E – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental generally accepted accounting principles (“GAAP”).  All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification.  All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative.  The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database.  The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification.  There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the quarter ended September 30, 2009.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements and Disclosures" ("SFAS No. 157"), and on February 12, 2008, the FASB issued FSP FAS 157-2, "Effective Date of FASB Statement No. 157", which are now codified as FASB Accounting Standards Codification (“ASC”) Topic 820.  This guidance established a common definition for fair value to be applied to U.S. GAAP guidance requiring the use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements.  On January 1, 2008, the Company adopted this guidance for financial assets and liabilities, and on January 1, 2009, the Company adopted this guidance for non-financial assets and non-financial liabilities that are recognized and disclosed at fair value on a nonrecurring basis.  The adoption of the provisions of ASC 820 did not have a material impact on the Company’s results of operations, cash flows or financial position.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instrument, codified under ASC Topic 820.  This guidance updated the requirements for an entity to provide disclosures about fair value of financial instruments in interim financial information. This guidance was to be applied prospectively and was effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The adoption of these provisions did not have a material impact on the Company’s results of operations, cash flows or financial position.

In April 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), codified under ASC Topic 820, which provides additional guidance for estimating fair value in accordance with SFAS No. 157.  This guidance is effective for the quarter ending June 30, 2009.  The adoption of these provisions did not have an impact on the Company’s results of operations, cash flows or financial position.

LONE PINE HOLDINGS, INC.
(FORMERLY AUSTRALIAN FOREST INDUSTRIES, INC.)
NOTES TO FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

NOTE E – RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”, codified under ASC Topic 805.  This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired.  This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination.  This guidance is effective for us for acquisitions made after January 1, 2009.  Adoption of these provisions of ASC 805 did not have a material impact on the Company results of operations, cash flows or financial position.

In April 2009, the FASB issued FSP SFAS No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, codified under ASC Topic 805.  This guidance amended the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS No. 141(R).  This guidance carried forward the requirements in SFAS No. 141 for acquired contingencies, thereby requiring that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period.  Otherwise, entities would typically account for the acquired contingencies in accordance with SFAS No. 5, Accounting for Contingencies.  This guidance had the same effective date as SFAS No. 141(R) and was therefore adopted January 1, 2009.  Adoption of these provisions did not have a material impact on the Company results of operations, cash flows or financial position.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, codified under ASC Topic 810.  This guidance outlines the accounting and reporting for ownership interest in a subsidiary held by parties other than the parent.  The Company adopted these provisions on January 1, 2009.  Adoption of these provisions did not have a material impact on the Company results of operations, cash flows or financial position.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, which will be included under ASC Topic 810.  This guidance changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  This guidance is effective for the Company’s fiscal year beginning on January 1, 2010.  The Company is currently evaluating the impact of the implementation of these provisions on its consolidated financial position, results of operations and cash flows.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, codified under ASC Topic 855. SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This guidance requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  The disclosure requirements were effective for the Company’s interim reporting period ended on June 30, 2009.  The adoption of these provisions did not have an impact on the Company’s results of operations, cash flows or financial position.

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

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $34,475 in 2009 and had an accumulated deficit of $4,952,826 at September 30, 2009. Because of the dissolution of the business and the liquidation of all liabilities, our current business objective for the next 12 months is to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation.  We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

We do not currently engage in any business activities that provide us with positive cash flows.  As such, the costs of investigating and analyzing business combinations for the next approximately 12 months and beyond will be paid through funds from financing to be obtained.

During the next 12 months, we anticipate incurring costs related to filing of Exchange Act reports and costs relating to consummating an acquisition.

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

RESULTS OF OPERATIONS

Net loss for the three months ended September 30, 2009 was $4,750 as compared to a net loss of $111,479 the three months ended September 30, 2008.  All of the losses in the 2009 period were from continuing operations and related almost exclusively to accounting, legal and transfer agent fees.  Apart from looking for a merger candidate, we have no current operations, and we have no employees.  All of the losses in the 2008 period were from discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operations was $7,475 for the nine months ended September 30, 2009 as compared to a net cash used by operations of $7,985,893 for the nine months ended September 30, 2008.  In the 2009, period there was a loss of from continuing operations before income tax of $34,475 which was partially offset by an increase in accrued expenses of $27,000.  In the 2008 period, net cash provided by operations consisted entirely of operating cash flows from discontinued operations.  We realized no net cash provided by either financing or investing activities for our continuing operations for the nine month periods ended September 30, 2008 or 2009.  Cash provided by investing activities of $7,985,893 for the nine months ended September 30, 2008 consisted entirely of proceeds from the sale of land, buildings, and equipment by Australian Forest Industries, LTD prior to its spin out.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Not applicable

Item 4/4T.Controls and Procedures

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
Date:  November 16, 2009