Form 10-K
period 2009-12-31
Lone Pine Holdings, Inc
filed 2010-04-15
CIK 1083743

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
Yes [X] or No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity as of the last business day of the registrants most recently completed second fiscal quarter: $87,909.

Indicate the number of shares outstanding of each of the Company’s classes of common stock, as of April 5, 2010.  Common stock, $.001 par value: 2,577,371

PART I

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

As shown in the accompanying consolidated financial statements, the Company had a net loss from continuing operations of $36,975 in 2009. Management dissolved the business and liquidated all of its liabilities. It spun out the bankrupt subsidiary and is looking for a merger candidate for the public shell. At the time of the spin out, the Company subsidiary was in bankruptcy under Australian laws. The accompanying consolidated financial statements have been prepared on a liquidation basis and discontinued operation.

HISTORY

We were originally organized by the filing of Articles of Incorporation with the Secretary of State of the State of Nevada on September 21, 1998 under the name Oleramma, Inc. The Articles of Incorporation authorized the issuance of one hundred five million (105,000,000) shares, consisting of one hundred million (100,000,000) shares of Common Stock at par value of $0.001 per share and five million (5,000,000) shares of Preferred Stock at par value of $0.001.

On April 28, 1999, we changed our name to BuckTV.Com, Inc. on the basis that the Company would market consumer products through an interactive web site. We again changed our name in November 2002 to Multi-Tech International, Corp.

On September 1, 2004, we entered into a Share Exchange Agreement with Timbermans Group Pty Ltd, an Australian corporation and its wholly-owned subsidiary at the time Integrated Forest Products Pty Ltd, an Australian corporation as well (“Share Exchange Agreement” and “Share Exchange”, respectively). Pursuant to such Share Exchange Agreement, we:

●	completed a 200-1 reverse stock split of our common stock,
●	increased our authorized number of shares from 100,000,000 to 300,000,000,
●	changed our name from Multi-Tech International, Inc. to Australian Forest Industries,
●	appointed Messrs. Michael Timms, Norman Backman, Colin Baird, Antony Esplin and Roger Timms to the board of directors and
●	issued 257,000,000 shares of our common stock as a result of the Share Exchange Agreement.

Thus, upon completion of the Share Exchange, Integrated Forest Products Pty Ltd (“IFP”) became our wholly-owned subsidiary.

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

Timbermans owned two major assets, a rural property and shares of our common stock.  The rural property was sold by auction on March 14, 2008.  Timbermans entered into a contract to sell its land and buildings for $9,556,357 and all of its manufacturing equipment for $964,403.

Recent Events

On July 31, 2007, both Timbermans Group and Integrated Forest Products were put into Administration, the Australian equivalent of receivership, and PricewaterhouseCoopers Australia was appointed each of their Receiver and Manager.  In connection with the Administration, the Receiver formed a new Australian wholly owned subsidiary, Australian Forest Industries, LTD., and exchanged all of the shares of Integrated Forest Products for Australian Forest Industries, LTD. shares.  On October 15, 2008, the Board of Directors of Australian Forest Industries approved the transfer of all the outstanding shares of Australian Forest Industries, LTD. to the principal shareholders and Directors, who are also the shareholders of Timbermans Group.  As a result, the loan to the Timbermans Group was removed from our books and there is currently no principal or interest due from us to Timbermans Group or any other related party.

Our management is looking  for a merger candidate for the public shell.  To make us a more attractive merger candidate, effective January 29, 2009, we:

●
amended  our Articles of Incorporation to change ourname from “Australian Forest Industries” to “Lone Pine Holdings, Inc.”  Our management believes that the name change will disassociate us with our former business of operating a saw mill in Australia.

●
amended our Articles of Incorporation to decrease the number of authorized shares of capital stock from 305,000,000 to 150,000,000.  Prior to the amendment, the Articles of Incorporation authorized 300,000,000 shares of common stock, and after the amendment, the Articles of Incorporation authorize 145,000,000 shares of common stock. The Articles of Incorporation prior to the amendment and after the amendment both authorize 5,000,000 shares of preferred stock.

●
enacted a reverse-stock split so that for every one hundred shares of our common stock outstanding on the record date, shareholders received one share of common stock (the "Reverse Stock Split"). Any fractional share of our common stock that would have existed as a result of the Reverse Stock Split was rounded up to a whole share.  Every one hundred shares of common stock issued and outstanding immediately prior to the record date were reclassified as, and changed into, one share of common stock. Coupled with the decrease in our authorized share capital, the Reverse Stock Split increased the number of authorized and unissued shares of common stock from 14.1% prior to the amendment to 98.2% after the amendment.

●	appointed William S. Rosenstadt as the sole director, our Chief Executive Officer and our Chief Financial Officer upon the simultaneous resignation of the then existing directors and officers.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide this information.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded on the OTC-Bulletin Board under the symbol AUFI. The following sets forth the range of the closing bid prices for our Common Stock for the period January 1, 2008 through March 31, 2010. Such prices represent inter-dealer quotations, do not represent actual transactions, and do not include retail mark-ups, mark-downs or commissions. Such prices were determined from information provided by a majority of the market makers for our Common Stock.

	High Close	Low Close
2010
First Quarter	$0.25	$0.25
2009
Fourth Quarter	$0.25	$0.25
Third Quarter	$0.25	$0.15
Second Quarter	$0.15	$0.15
First Quarter	$5.00	$0.15
2008
Fourth Quarter	$5.00	$5.00
Third Quarter	$9.50	$5.00
Second Quarter	$5.00	$5.00
First Quarter	$10.00	$5.00

The approximate number of holders of our Common Stock as of April 14, 2010 was 1,350.

No cash dividends were declared by us during the fiscal years ended December 31, 2008 or December 31, 2009 or from January 1, 2010 to April 5, 2010.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide this information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

It should be noted that this Management's Discussion and Analysis of Financial Condition and Results of Operations may contain "forward-looking statements". The terms "believe", "anticipate", "intend", "goal", "expect", and similar expressions may identify forward-looking statements. These forward-looking statements represent our current expectations or beliefs concerning future events. The matters covered by these statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements, including our dependence on weather-related factors, introduction and customer acceptance of new products, the impact of competition and price erosion, as well as supply and manufacturing restraints and other risks and uncertainties. The foregoing list should not be construed as exhaustive, and we disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation that the strategy, objectives or other plans of ours will be achieved. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

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

In connection with the receivership, the receiver formed a new Australian wholly owned subsidiary, Australian Forest Industries, LTD., and exchanged all of the shares of Integrated for Australian Forest Industries, LTD. shares.  On October 15, 2008, the our Board of Directors approved the transfer of all the outstanding shares of Australian Forest Industries, LTD. to the principal shareholders and Directors, personally.  Subsequent to the spin out, we became a non-operating shell company.

As shown in the accompanying consolidated financial statements, we have incurred a net loss from continuing operations of $36,975 in 2009. Because of the dissolution of the business and the liquidation of all liabilities, our current business objective for the next 12 months is to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation.  We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

We do not currently engage in any business activities that provide us with positive cash flows.  As such, the costs of investigating and analyzing business combinations for the next approximately 12 months and beyond will be paid through funds from financing to be obtained.

During the next 12, months we anticipate incurring costs related to filing of Exchange Act reports and costs relating to consummating an acquisition.

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

RESULTS OF OPERATIONS

Losses associated with continuing operations for the twelve-month period ended December 31, 2009 aggregated $36,975, primarily professional fees, as compared to $87,534 for the twelve month period ended December 31, 3008 .  As a result, we realized a net operating loss from continuing operations of $36,975 or $(0.01) per share.

We had no reviews from continuing operatons in our fiscal years ended December 31, 2009 and 2008.    Income associated with discontinued operations for the twelve-month period ended December 31, 2008 aggregated $32,569,279 or $12.64 per share.  The income consists of a gain of $33,427,092 on the disposal of our Australian subsidiary offset by a loss of $857,795 on the operations of the Australian subsidiary in 2008 prior to disposal.  The gain on disposal consists of a gain of $7,130,700 on the sale of land, buildings and equipment in addition to a gain of $26,296,392 on the transfer of shares of the subsidiary.  There was no income from discontinued operations in the fiscal year ended December 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 2009 and 2008, we had no assets.

We had total liabilities of $36,975 and $87,534 in 2009 and 2008, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to bad debts, income taxes and contingencies and litigation.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements Affecting Us:

In September 2007, the FASB issued "Fair Value Measurements", ASC 820, which defines fair value, establishes a framework for measuring fair value under other accounting pronouncements that permit or require fair value measurements, changes the methods used to measure fair value and expands disclosures about fair value measurements. In particular, disclosures are required to provide information on the extent to which fair value is used to measure assets and liabilities; the inputs used to develop measurements; and the effect of certain of the measurements on earnings (or changes in net assets). ASC 820 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption, as of the beginning of an entity's fiscal year, is also permitted, provided interim financial statements have not yet been issued. We expect to adopt the provisions of ASC 740-10-25 beginning in the first quarter of 2008. We are currently evaluating the potential impact, if any, that the adoption of ASC 820 will have on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS

LONE PINE HOLDINGS, INC.

(FORMERLY AUSTRALIAN FOREST INDUSTRIES, INC. AND SUBSIDIARY)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Lone Pine Holdings, Inc.
New York, NY

We have audited the accompanying balance sheet of Lone Pine Holdings, Inc. (the “Company”) as of December 31, 2009, and the related statement of operations, stockholders' deficit, and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards established by the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lone Pine Holdings, Inc. as of December 31, 2009, and the consolidated results of its operations and its cash flows for the year ended December 31, 2009 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Loan Pine Holdings, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred substantial accumulated deficits and operating losses and will require additional financing in 2010 to meet its obligations. These issues lead to substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Friedman LLP
Marlton, New Jersey
April 15, 2010

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

 /s/ Meyler & Company, LLC
Middletown, NJ
April 10, 2009

LONE PINE HOLDINGS, INC.
(FORMERLY AUSTRALIAN FOREST INDUSTRIES, INC. AND SUBSIDIARY)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008

ASSETS

	2009	2008

CURRENT ASSETS
Cash and cash equivalents	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Due to principal stockholder	7,475	-
Accrued expenses	29,500	87,534

TOTAL CURRENT LIABILITIES	36,975	87,534

STOCKHOLDERS' (DEFICIT)
Preferred stock, par value $0.001, 5,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, par value $0.001, 145,000,000 shares
authorized, 2,577,371 and 2,576,068 issued and outstanding
at December 31, 2009 and December 31, 2008, respectively	2,577	2,576
Additional paid-in capital	4,915,774	4,828,241
Accumulated deficit	(4,955,326)	(4,918,351)

Total Stockholders' (Deficit)	(36,975)	(87,534)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$-	$-

LONE PINE HOLDINGS, INC.
(FORMERLY AUSTRALIAN FOREST INDUSTRIES, INC. AND SUBSIDIARY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative expenses	36,975	87,534

Total operating expenses	36,975	87,534

LOSS FROM CONTINUING OPERATIONS	(36,975)	(87,534)

DISCONTINUED OPERATIONS (NET OF TAXES)
Loss on operations of discontinued operations (net of tax of $0)	-	(857,795)

Gain (loss) on disposal of discontinued operations (net of tax of $0)	-	33,427,092

Income (loss) from discontinued operations	-	32,569,297

NET INCOME (LOSS )	$(36,975)	$32,481,763

NET INCOME (LOSS) PER BASIC AND DILUTED SHARES
Continuing operations	$(0.01)	$(0.03)
Discontinued operations	-	12.64
Total	$(0.01)	$12.61
WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING
BASIC AND DILUTED	2,577,371	2,576,068

LONE PINE HOLDINGS, INC.
(FORMERLY AUSTRALIAN FOREST INDUSTRIES, INC. AND SUBSIDIARY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

							Accumulated
	Preferred Stock		Common Stock		Additional		Other
	Series A				Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance, December 31, 2007	-	$-	2,576,068	$2,576	$4,828,241	$(37,400,114)	$(1,843,600)	$(34,412,897)

Foreign currency translation	-	-	-	-	-		1,843,600	1,843,600

Net income for the year ended December 31, 2008	-	-	-	-	-	32,481,763	-	32,481,763

Balance, December 31, 2008	-	-	2,576,068	2,576	4,828,241	(4,918,351)	-	(87,534)

Reverse stock split was rounded up to a whole share			1,303	1	(1)			-

Forgiveness of accrued expenses at December 31, 2008 by principal shareholder					87,534			87,534

Net (Loss) for the year ended December 31, 2009	-	-	-	-	-	(36,975)		(36,975)

Balance, December 31, 2009	-	$-	2,577,371	$2,577	$4,915,774	$(4,955,326)	$-	$(36,975)

LONE PINE HOLDINGS, INC.
(FORMERLY AUSTRALIAN FOREST INDUSTRIES, INC. AND SUBSIDIARY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(36,975)	$32,481,763

Income (loss) from discontinued operations	-	(32,569,297)

Adjustments to reconcile net income (loss) to cash provided
by (used in) operating activities:

Increase (decrease) in accrued expenses	29,500	87,534

Cash used in operating activities- continuing operations	(7,475)	-
Cash used in operating activities- discontinued operations	-	(7,985,893)
Net cash provided by (used in) operating activities	(7,475)	(7,985,893)

Income (loss) from discontinued operations

CASH FLOWS FROM INVESTING ACTIVITIES
Cash provided by investing activities- continuing operations	-	-
Cash provided by investing activities- discontinued operations	-	7,985,893
Net cash provided by investing activities	-	7,985,893

CASH FLOWS FROM FINANCING ACTIVITIES
Cash provided by financing activities- continuing operations	7,475	-
Net cash provided by (used in) financing activities	7,475	-

NET INCREASE (DECREASE) IN CASH	$-	$-

CASH BEGINNING OF YEAR	-	-

CASH END OF YEAR	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Net liabilities spun out to former management and shareholders	$-	$26,296,392
Forgiveness of accrued expenses at December 31, 2008 by
principal shareholder	$87,534	$-

LONE PINE HOLDINGS, INC.
(FORMERLY AUSTRALIAN FOREST INDUSTRIES, INC. AND SUBSIDIARY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 1 - BASIS OF PRESENTATION AND NATURE OF BUSINESS

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

Going Concern

As shown in the accompanying financial statements, the Company incurred a loss from continuing operations of
$36, 975 in 2009 and had an accumulated deficit of $4,955,326 at December 31, 2009.  Management in October 2008 dissolved the saw mill operations in Australia which was in receivership, spun out the bankrupt subsidiary and is currently looking for a merger candidate for the public shell. Our short term liquidity needs are principally related to our operating expenses. It is expected that this will get funded by our principal stockholder.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments as a result of this uncertainty.

NOTE 2 – REVERSE STOCK SPLIT/ CHANGE OF NAME

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

The principal effect of the Reverse Stock Split was to decrease the number of outstanding shares of common stock. At the time of the record date, the Company had 257,600,680 shares outstanding, which number was reduced to 2,577,371 as a result of the Reverse Stock Split.  All share and per share amounts have been retrospectively restated to give effect to the Reverse Stock Split in the accompanying financial statements.

LONE PINE HOLDINGS, INC.
(FORMERLY AUSTRALIAN FOREST INDUSTRIES, INC. AND SUBSIDIARY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 3 –CHANGE OF CONTROL

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

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Foreign Currency Translation

For 2008 prior to the spin out of its wholly owned subsidiary, the Company considered the Australian dollar to be its functional currency.  Assets and liabilities were translated into US dollars at year-end exchange rates.  Statement of operations amounts were translated using the average rate during the year.  Gains and losses resulting from translating foreign currency financial statements were included in accumulated other comprehensive loss, a separate component of stockholders’ deficit.  Upon spin out of its wholly owned subsidiary, the Company recognized the accumulated other comprehensive loss as part of the Gain on disposal of discontinued operations within the Statement of Operations.  Subsequent to the spin out of its wholly subsidiary, the Company considered the US dollar to be its functional currency.

Consolidated Financial Statements

The financial statements previously in 2008 and prior included its wholly owned subsidiary where all significant intercompany transactions and balances were eliminated in consolidation. As mentioned in Note 1, in 2008 the Company approved the transfer of all the outstanding shares of its’ subsidiary to the principal shareholders and Directors, personally.  Subsequent to this transfer, the Company did not have any subsidiaries.

Net Loss Per Common Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options and warrants for which the market price exceeds exercise price, less shares which we could have purchased with related proceeds. All outstanding options and warrants were excluded from the calculation of diluted earnings per share for 2008 and 2009 because their inclusion would have been antidilutive.

LONE PINE HOLDINGS, INC.
(FORMERLY AUSTRALIAN FOREST INDUSTRIES, INC. AND SUBSIDIARY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Values of Financial Instruments

The Company uses financial instruments in the normal course of business.  The carrying values of accrued expenses approximate their fair value due to the short-term maturities of these liabilities.

Income Taxes

The Company has adopted the provisions of Financial Accounting Standards Board Accounting Standards Codification (FASB ASC) 740, Accounting for Income Taxes. The Company accounts for income taxes pursuant to the provisions of the ASC 740, Accounting for Income Taxes, which requires an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of December 31, 2009 the Company received advances from the principal stockholder in the amount of $7,475 to pay professional fees. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

NOTE 6 – STOCKHOLDERS’ DEFICIT

During the year ended December 31, 2009, $87,534 in accrued expenses were forgiven by a principal shareholder of the Company on behalf of the Company.  These amounts were recorded as a capital contribution. There were 1,303 fractional shares of the Company’s common stock that existed as a result of the Reverse Stock Split were rounded up to a whole share.

NOTE 7 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental generally accepted accounting principles (“GAAP”).  All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification.  All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative.  The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database.  The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification.  There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the year ended December 31, 2009.

LONE PINE HOLDINGS, INC.
(FORMERLY AUSTRALIAN FOREST INDUSTRIES, INC. AND SUBSIDIARY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 7– RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

In April 2009, the FASB issued FSP SFAS No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, codified under ASC Topic 805.  This guidance amended the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS No. 141(R).  This guidance carried forward the requirements in SFAS No. 141 for acquired contingencies, thereby requiring that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period.  Otherwise, entities would typically account for the acquired contingencies in accordance with SFAS No. 5, Accounting for Contingencies ..  This guidance had the same effective date as SFAS No. 141(R) and was therefore adopted January 1, 2009.  Adoption of these provisions did not have a material impact on the Company results of operations, cash flows or financial position.

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

LONE PINE HOLDINGS, INC.
(FORMERLY AUSTRALIAN FOREST INDUSTRIES, INC. AND SUBSIDIARY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 7– RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

NOTE 8 - DISCONTINUED OPERATIONS

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

LONE PINE HOLDINGS, INC.
(FORMERLY AUSTRALIAN FOREST INDUSTRIES, INC. AND SUBSIDIARY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 9- INCOME TAXES

The net deferred tax assets in the accompanying balance sheets include the following components at December 31, 2009 and 2008:

Due to the uncertainty of utilizing the approximate $504,000 and $467,000 in net operating losses, for the years ended December 31, 2009 and 2008 respectively, and recognizing the deferred tax assets, an offsetting valuation allowance has been established.

NOTE 10 - SUBSEQUENT EVENTS

Management has evaluated all subsequent events occurring since December 31, 2009 through April 10, 2010. There have been no subsequent events that would require changes to the accompanying financial statements or disclosure therein other than what is noted above.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 31, 2010, Meyler & Company, LLC (“Meyler”) was dismissed as our independent registered public accounting firm. Our Board of Directors approved such dismissal on March 31, 2010.  Meyler’s reports on our financial statements for the years ended December 31, 2008 and 2007 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except for a qualification expressing uncertainty about our ability to continue as a going concern.

During the years ended December 31, 2008 and 2007 and through March 31, 2010, there were no disagreements on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with Meyler’s opinion to the subject matter of the disagreement.

On March 31, 2010, the Board appointed Friedman LLP (“Friedman”) as our new independent registered public accounting firm. The decision to engage Friedman was approved by our Board of Directors on March 31, 2010.

Prior to March 31, 2010, we did not consult with Friedman regarding (1) the application of accounting principles to a specified transactions, (2) the type of audit opinion that might be rendered on our financial statements, (3) written or oral advice was provided that would be an important factor considered by us in reaching a decision as to an accounting, auditing or financial reporting issues, or (4) any matter that was the subject of a disagreement

ITEM 9A(T). DISCLOSURE CONTROLS AND PROCEDURES

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

Report On Internal Control Over Financial Reporting — Management has evaluated our internal control over financial reporting as of December 31, 2009. This evaluation was based on criteria for effective internal control over financial reporting set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting is effective as of December 31, 2009.  This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

 Report On Disclosure Controls And Procedures — As of December 31, 2009, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, management concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our periodic filings under the Exchange Act is accumulated and communicated to us to allow timely decisions regarding required disclosures, and such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

OFFICERS AND DIRECTORS

We have 4 executive officers who also serve as our board of directors. Our directors are elected at each annual meeting of shareholders. The following individuals are all of our executive officers and directors:

Name	Age	Position
William S. Rosenstadt	41	Chief Executive Officer, Chief Financial Officer, Director

The following is a biographical summary of our sole director and officer:

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

Director Positions in Other Public Companies

Our sole director holds no directorship in a company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of such Act. Our director holds no directorship in a company registered as an investment company under the Investment Company Act of 1940.

Code of Conduct

We do not have an Audit or Strategy committee. Neither do we have a standing nominating committee or any committee performing a similar function. For the above reasons, we have not adopted a code of ethics.

COMPLIANCE WITH SECTION 16(a) OF THE
SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors who beneficially own more than ten percent (10%) of our Common Stock to file initial reports of ownership and reports of changes of ownership with the Securities and Exchange Commission. Executive officers, directors and greater than ten percent (10%) beneficial owners are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file.

The information required to be compliant with Section 16(a) is found herein. However, at the present time the required individuals have not filed the appropriate Section 16(a) forms although it has been represented to us that such are being prepared and will be filed shortly after the filing of this annual report.

ITEM 11. EXECUTIVE COMPENSATION

Except as set out below, we  have not paid in either of 2009 or 2008 any annual or long-term compensation through the latest practicable date to the Chief Executive Officer of the Company and sole director of the Company or to any executive officers of the Company or directors of the Company who held such positions during 2009.

Employment Contracts

There are no employment agreements with the executive officers at this time.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding the beneficial ownership of the shares of the Common Stock (the only class of shares  previously  issued by us) at April 9, 2008 by (i) each person known by us to be the beneficial owner of more than five percent (5%) of our outstanding shares of Common Stock,  (ii) each of our directors,  (iii) our executive officers, and (iv) by all directors and executive officers of the Company as a group.  Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our address.

Title of Class	Name of Beneficial Owner	Shares of Common Stock	Percent of Class

Common	Baytree Capital Associates LLC	2,385,000	91.2%

Common	William S. Rosenstadt	0	0%
Directors and Officers as a group		0	0%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

William Rosenstadt, our sole director and executive officer, is a member of our Sanders Ortoli Vaughn-Flam Rosenstadt LLP, our outside special counsel.  Since January 1, 2009, the compensation for legal, filing and other services provided our outside special counsel was approximately $13,613.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

	Year Ended December 31, 2009		Year Ended December 31, 2008
	Meyler	Friedman	Meyler	Friedman
Audit Fees	$6,750	$7,500	$66,300	$0
Audit Related Fees	$0	$0	$0	$0
Tax Fees	$0	$0	$0	$0
All Other Fees	$0	$0	$0	$0
	$6,750	$7,500	$66,300	$0

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
Date: April 13, 2010