Form 10-Q
period 2010-03-31
Lone Pine Holdings, Inc
filed 2010-05-21
CIK 1083743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares of the issuer’s outstanding common stock, which is the only class of its common equity, on May 18, 2010 was 2,577,371.

ITEM 1 FINANCIAL STATEMENTS

LONE PINE HOLDINGS, INC.

(FORMERLY AUSTRALIAN FOREST INDUSTRIES, INC.)

 CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2010

(UNADITED)

INDEX

CONDENSED FINANCIAL STATEMENTS:	Page

Condensed Balance Sheets as of March 31, 2010 and December 31, 2009	2

Condensed Statements of Operations for the Three Months Ended March 31, 2010 and 2009
3

Condensed Statements of Cash Flows for the Three Months Ended March 31, 2010 and 2009	4

Notes to Condensed Financial Statements	5-9

LONE PINE HOLDINGS, INC.
(FORMERLY AUSTRALIAN FOREST INDUSTRIES, INC.)
CONDENSED BALANCE SHEETS
(Unuadited)

ASSETS
	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)

CURRENT ASSETS
Cash and cash equivalents	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Due to principal stockholder	7,475	7,475
Accrued expenses	45,500	29,500

TOTAL CURRENT LIABILITIES	52,975	36,975

STOCKHOLDERS' (DEFICIT)
Preferred stock, par value $0.001, 5,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, par value $0.001, 145,000,000 shares
authorized, 2,577,371 issued and outstanding	2,577	2,577
Additional paid-in capital	4,915,774	4,915,774
Accumulated deficit	(4,971,326)	(4,955,326)

Total Stockholders' (Deficit)	(52,975)	(36,975)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$-	$-

See accompanying Notes to Financial Statements (Unaudited)

LONE PINE HOLDINGS, INC.
(FORMERLY AUSTRALIAN FOREST INDUSTRIES, INC.)
CONDENSED STATEMENTS OF OPERATIONS
(Unuadited)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2010	2009

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative expenses	16,000	20,975

Total operating expenses	16,000	20,975

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	(16,000)	(20,975)

NET INCOME (LOSS) PER BASIC AND DILUTED SHARES	$(0.01)	$(0.01)

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING
BASIC AND DILUTED	2,577,371	2,577,371

See accompanying Notes to Financial Statements (Unaudited)

LONE PINE HOLDINGS, INC.
(FORMERLY AUSTRALIAN FOREST INDUSTRIES, INC. )
CONDENSED STATEMENTS OF CASH FLOWS
(Unuadited)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(16,000)	$(20,975)

Adjustments to reconcile net income (loss) to cash provided
by (used in) operating activities:

Increase (decrease) in accrued expenses	16,000	15,975

Cash used in operating activities	-	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from principal shareholder	-	5,000
Net cash provided by financing activities	-	5,000

NET INCREASE (DECREASE) IN CASH	$-	$-

CASH BEGINNING OF PERIOD	-	-

CASH END OF PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid during the period for:
Interest paid	$-	$-
Income taxes paid	$-	$-

Forgiveness of accrued expenses by
principal shareholder	$-	$87,534

See accompanying Notes to Financial Statements (Unaudited)

LONE PINE HOLDINGS, INC.
(FORMERLY AUSTRALIAN FOREST INDUSTRIES, INC.)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND NATURE OF BUSINESS

The accompanying condensed unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  The condensed financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company's annual statements and notes.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed financial statements be read in conjunction with the December 31, 2009 audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.  These results are not necessarily indicative of the results to be expected for the full year.

These condensed unaudited financial statements reflect all adjustments, including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

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

Going Concern

As shown in the accompanying financial statements, the Company incurred a loss from continuing operations of $16,000 at March 31, 2010 and had an accumulated deficit of $4,971,326 at March 31, 2010.  Management in October 2008 dissolved the saw mill operations in Australia which was in receivership, spun out the bankrupt subsidiary and is currently looking for a merger candidate for the public shell. Our short term liquidity needs are principally related to our operating expenses. It is expected that this will get funded by our principal stockholder.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments as a result of this uncertainty.

LONE PINE HOLDINGS, INC.
(FORMERLY AUSTRALIAN FOREST INDUSTRIES, INC.)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

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
MARCH 31, 2010
(Unaudited)

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
MARCH 31, 2010
(Unaudited)

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

NOTE 5 – RELATED PARTY TRANSACTIONS

As of March 31, 2010, the Company received advances from the principal stockholder in the amount of $7,475 to pay professional fees. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

NOTE 6 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental generally accepted accounting principles (“GAAP”).  All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification.  All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative.  The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database.  The Codification is effective for interim or annual periods ending after September 15, 2009 and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification.  There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification.

LONE PINE HOLDINGS, INC.
(FORMERLY AUSTRALIAN FOREST INDUSTRIES, INC.)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

NOTE 6– RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

In April 2009, the FASB issued FSP SFAS No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, codified under ASC Topic 805.  This guidance amended the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS No. 141(R).  This guidance carried forward the requirements in SFAS No. 141 for acquired contingencies, thereby requiring that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period.  Otherwise, entities would typically account for the acquired contingencies in accordance with SFAS No. 5, Accounting for Contingencies .  This guidance had the same effective date as SFAS No. 141(R) and was therefore adopted January 1, 2009.  Adoption of these provisions did not have a material impact on the Company results of operations, cash flows or financial position.

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

NOTE 7- INCOME TAXES

Due to the uncertainty of utilizing the approximate $520,000 and $488,000 in net operating losses, for the periods ended March 31, 2010 and 2009 respectively, and recognizing the deferred tax assets, an offsetting valuation allowance has been established.

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

As shown in the accompanying condensed financial statements, the Company has incurred a net loss from continuing operations of $16,000 in 2009 and had an accumulated deficit of $4.971,326 at March 31, 2010. Because of the dissolution of the business and the liquidation of all liabilities, our current business objective for the next 12 months is to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation.  We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

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

RESULTS OF OPERATIONS

Net loss for the three months ended March 31, 2010 was $16,000 as compared to a net loss of $20,975 the three months ended March 31, 2009.  All of the losses in the 2010 and 2009 periods were from continuing operations and related almost exclusively to accounting, legal and transfer agent fees.  Apart from looking for a merger candidate, we have no current operations, and we have no employees.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operations was $0 for the three months ended March 31, 2010 as compared to net cash used by operations of $5,000 for the three months ended March 31, 2009.  We realized no net cash provided by either financing or investing activities for our continuing operations for the three-month period ended March 31, 2010, and we realized net cash provided by financing activities and  investing activities of $5,000 and $0 for the three-month period ended March 31, 2009.

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
Date: May 19, 2010