Form 10-Q
period 2010-06-30
Lone Pine Holdings, Inc
filed 2010-08-16
CIK 1083743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares of the issuer’s outstanding common stock, which is the only class of its common equity, on August 13, 2010 was 2,577,371.

LONE PINE HOLDINGS, INC.
CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

INDEX

CONDENSED FINANCIAL STATEMENTS:	Page

Condensed Balance Sheets as of June 30, 2010 (Unaudited) and December 31, 2009 (Audited)	2

Condensed Statements of Operations for the Six and Three Months Ended June 30, 2010 and 2009 (Unaudited)
3

Condensed Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009 (Unaudited)	4

Notes to Condensed Financial Statements	5-7

LONE PINE HOLDINGS, INC.
CONDENSED BALANCE SHEETS

ASSETS
	June 30,	December 31,
	2010	2009
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Due to principal stockholder	10,475	7,475
Accrued expenses	49,500	29,500

TOTAL CURRENT LIABILITIES	59,975	36,975

STOCKHOLDERS' (DEFICIT)
Preferred stock, par value $0.001, 5,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, par value $0.001, 145,000,000 shares
authorized, 2,577,371 issued and outstanding	2,577	2,577
Additional paid-in capital	4,915,774	4,915,774
Accumulated deficit	(4,978,326)	(4,955,326)

Total Stockholders' (Deficit)	(59,975)	(36,975)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

LONE PINE HOLDINGS, INC.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2010	2009	2010	2009

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	7,000	8,750	23,000	29,725

Total operating expenses	7,000	8,750	23,000	29,725

NET LOSS APPLICABLE TO COMMON SHARES	(7,000)	(8,750)	(23,000)	(29,725)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING
BASIC AND DILUTED	2,577,371	2,577,371	2,577,371	2,577,371

The accompanying notes are an integral part of the consolidated financial statements.

LONE PINE HOLDINGS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	FOR THE SIX MONTHS ENDED JUNE 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(23,000)	$(29,725)

Adjustments to reconcile net loss to cash
used in operating activities:

Increase (decrease) in accrued expenses	20,000	22,250

Cash used in operating activities	(3,000)	(7,475)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from principal shareholder	3,000	7,475
Net cash provided by financing activities	3,000	7,475

NET INCREASE (DECREASE) IN CASH	$-	$-

CASH BEGINNING OF PERIOD	-	-

CASH END OF YEAR PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid during the period for:
Interest paid	$-	$-
Income taxes paid	$-	$-

Forgiveness of accrued expenses at December 31, 2008 by
principal shareholder	$-	$87,534

The accompanying notes are an integral part of the consolidated financial statements.

LONE PINE HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010
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

Nature of Business

On October 15, 2008, the board of Directors of the Company approved the transfer of all the outstanding shares of Australian Forest Industries, LTD., its operating subsidiary that had been placed in receivership, to the principal shareholders and Directors, personally.  Subsequent to the spin out, the Company became a non-operating shell company. As the Company does not currently engage in any business activities, it is looking for a suitable candidate for acquisition or merger that does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering. Although the Company may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital, it does not have any agreements or arrangements for such an acquisition or merger.

Going Concern

As shown in the accompanying financial statements, the Company incurred a loss from continuing operations of
$23,000 at June 30, 2010 and had an accumulated deficit of $4,978,326 at June 30, 2010.  Management in October 2008 dissolved the saw mill operations in Australia which was in receivership, spun out the bankrupt subsidiary and is currently looking for a merger candidate for the public shell. Our short term liquidity needs are principally related to our operating expenses. It is expected that this will get funded by our principal stockholder.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments as a result of this uncertainty.

LONE PINE HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Net Loss Per Common Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options and warrants for which the market price exceeds exercise price, less shares which we could have purchased with related proceeds.  There are no diluting financial instruments as of June 30, 2010 and 2009.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2010 the Company received advances from the principal stockholder in the amount of $3,000 to pay professional fees. The legal fees for the three and six months ended June 30, 2010 were $3,000 and $6,000; they were incurred by Sanders Ortoli Vaughn-Flam Rosenstadt LLP of whom William Rosenstadt, President and CEO of the Company, is a partner.  The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

LONE PINE HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

NOTE 4- INCOME TAXES

Due to the uncertainty of utilizing the approximate $527,000 and $497,000 in net operating losses, for the periods ended June 30, 2010 and 2009 respectively, and recognizing the deferred tax assets, an offsetting valuation allowance has been established.

Federal, state and local income tax returns for years prior to 2006 are no longer subject to examination by tax authorities.

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

Background

On October 15, 2008, the board of Directors of the Company approved the transfer of all the outstanding shares of Australian Forest Industries, LTD., its operating subsidiary that had been placed in receivership, to the principal shareholders and Directors, personally.  Subsequent to the spin out, the Company became a non-operating shell company. As the Company does not currently engage in any business activities, it is looking for a suitable candidate for acquisition or merger that does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering. Although the Company may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital, it does not have any agreements or arrangements for such an acquisition or merger.

Current Operations

As shown in the accompanying financial statements, the Company incurred a loss from continuing operations of $23,000 at June 30, 2010 and had an accumulated deficit of $4,978,326 at June 30, 2010.  Management in October 2008 dissolved the saw mill operations in Australia which was in receivership, spun out the bankrupt subsidiary and is currently looking for a merger candidate for the public shell. Our short term liquidity needs are principally related to our operating expenses. It is expected that this will get funded by our principal stockholder.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments as a result of this uncertainty.

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

RESULTS OF OPERATIONS

Our net loss for the six months ended June 30, 2010 was $23,000 as compared to a net loss of $29,725 the six months ended June 30, 2009.  All of the losses in the 2010 and 2009 periods were from continuing operations and related almost exclusively to accounting, legal and transfer agent fees.  Apart from looking for a merger candidate, we have no current operations, and we have no employees.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operations was $3,000 for the six months ended June 30, 2010 as compared to net cash used by operations of $7,475 for the six months ended June 30, 2009.  We realized no net cash provided by our continuing operations for the six month period ended June 30, 2010, and we realized net cash provided by financing activities and  investing activities of $3,000 and $7,475 for the six month period ended June 30, 2009.

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
Date: August 16, 2010