Form 10-Q
period 2010-09-30
Lone Pine Holdings, Inc
filed 2010-11-12
CIK 1083743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares of the issuer’s outstanding common stock, which is the only class of its common equity, on November 8, 2010, was 2,577,371.

LONE PINE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS
	Setpember 30,	December 31,
	2010	2009

CURRENT ASSETS
Cash and cash equivalents	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Due to principal stockholder	10,475	7,475
Accrued expenses	56,500	29,500

TOTAL CURRENT LIABILITIES	66,975	36,975

STOCKHOLDERS' (DEFICIT)
Preferred stock, par value $0.001, 5,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, par value $0.001, 145,000,000 shares
authorized, 2,577,371 issued and outstanding	2,577	2,577
Additional paid-in capital	4,915,774	4,915,774
Accumulated deficit	(4,985,326)	(4,955,326)

Total Stockholders' (Deficit)	(66,975)	(36,975)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$-	$-

LONE PINE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2010	2009	2010	2009

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	7,000	4,750	30,000	34,475

Total operating expenses	7,000	4,750	30,000	34,475

NET LOSS APPLICABLE TO COMMON SHARES	(7,000)	(4,750)	(30,000)	(34,475)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING
BASIC AND DILUTED	2,577,371	2,577,371	2,577,371	2,577,371

LONE PINE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(30,000)	$(34,475)

Adjustments to reconcile net loss to cash
used in operating activities:

Increase in accrued expenses	27,000	27,000

Cash used in operating activities	(3,000)	(7,475)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from principal shareholder	3,000	7,475
Net cash provided by financing activities	3,000	7,475

NET INCREASE (DECREASE) IN CASH	$-	$-

CASH BEGINNING OF PERIOD	-	-

CASH END OF PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid during the period for:
Interest paid	$-	$-
Income taxes paid	$-	$-

Forgiveness of accrued expenses at December 31, 2008 by
principal shareholder	$-	$87,534

LONE PINE HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
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

Going Concern

As shown in the accompanying financial statements, the Company incurred a loss from continuing operations of  $30,000 at September 30, 2010 and had an accumulated deficit of $4,985,326 at September 30, 2010.  Management in October 2008 dissolved the saw mill operations in Australia which was in receivership, spun out the bankrupt subsidiary and is currently looking for a merger candidate for the public shell. The Company’s short term liquidity needs are principally related to its operating expenses. It is expected that this will get funded by the Company’s principal stockholder.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments as a result of this uncertainty.

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

Net Loss Per Common Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options and warrants for which the market price exceeds exercise price, less shares which we could have purchased with related proceeds. There are no diluting financial instruments as of September 30, 2010 and 2009.

LONE PINE HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

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

NOTE 3 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2010 the Company received advances from the principal stockholder in the amount of $3,000 to pay professional fees. The legal fees for the three and nine months ended September 30, 2010 were $3,000 and $9,000; they were incurred by Sanders Ortoli Vaughn-Flam Rosenstadt LLP of whom William Rosenstadt, President and CEO of the Company, is a partner.  The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

NOTE 4- INCOME TAXES

Due to the uncertainty of utilizing the approximate $534,000 and $504,000 in net operating losses, for the periods ended September 30, 2010 and December 31, 2009 respectively, and recognizing the deferred tax assets, an offsetting valuation allowance has been established.

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

Background

Our former subsidiaries Integrated Forest Products Pty Ltd (“Integrated”) and Timbermans Group Pty Ltd (“Timbermans”) went into administration in Australia (in the United States this is tantamount to a Chapter 11 Bankruptcy).  On July 31, 2007, Price Waterhouse Coopers LLP was appointed Receivers and Managers of both Integrated and Timbermans.  Also on this same date, Deloitte was appointed Liquidator of Timbermans.  Romanis Cant was appointed Liquidator of Integrated on October 18, 2007.  The business operations of Integrated were continued until November 30, 2007 when all of the assets of Integrated were offered for sale as a going concern.

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

The Company incurred a net loss from continuing operations of $30,000 for the nine months ended September 30, 2010 and has an accumulated deficit of $4,985,326 at September 30, 2010. Because of the dissolution of the business and the liquidation of all liabilities, our current business objective for the next 12 months is to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation.  We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

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

We believe we will be able to meet these costs with amounts to be loaned to or invested in us by our principal stockholder or other investors.

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

RESULTS OF OPERATIONS

Net loss for the three months ended September 30, 2010 was $7,000 as compared to a net loss of $4,750 for the three months ended September 30, 2009.  Net loss for the nine months ended September 30, 2010 was $30,000 as compared to a net loss of $34,475 for the nine months ended September 30, 2009.  All of the losses in the 2010 and 2009 periods were from continuing operations and related almost exclusively to accounting, legal and transfer agent fees.  Apart from looking for a merger candidate, we have no current operations, and we have no employees.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operations was $3,000 for the nine months ended September 30, 2010 as compared to net cash used by operations of $7,475 for the nine months ended September 30, 2009.  We realized $3,000 net cash provided by financing activities for our continuing operations for the nine-month period ended September 30, 2010, and we realized net cash provided by financing activities of $7,475 for the nine-month period ended September 30, 2009 provided by our principal stockholder.

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
Date: November 11, 2010