Form 10-K
period 2010-12-31
Lone Pine Holdings, Inc
filed 2011-04-14
CIK 1083743

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
Yes [X] or No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity as of the last business day of the registrants most recently completed second fiscal quarter: $56,702.

Indicate the number of shares outstanding of each of the Company’s classes of common stock, as of April 5, 2011.  Common stock, $.001 par value: 2,577,371.

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

As shown in the accompanying consolidated financial statements, the Company had a net loss from continuing operations of $49,977 in 2010. Management dissolved the business and liquidated all of its liabilities. It spun out the bankrupt subsidiary and is looking for a merger candidate for the public shell. At the time of the spin out, the Company subsidiary was in bankruptcy under Australian laws.

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

Our management is looking for a merger candidate for the public shell.  To make us a more attractive merger candidate, effective January 29, 2010, we:

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

ITEM 4.  (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded on the OTC-Bulletin Board under the symbol LNPI. The following sets forth the range of the closing bid prices for our Common Stock for the period January 1, 2009 through March 31, 2011. Such prices represent inter-dealer quotations, do not represent actual transactions, and do not include retail mark-ups, mark-downs or commissions. Such prices were determined from information provided by a majority of the market makers for our Common Stock.

	High Close	Low Close
2011
First Quarter	$0.25	$0.25
2010
Fourth Quarter	$0.25	$0.25
Third Quarter	$0.25	$0.25
Second Quarter	$0.25	$0.25
First Quarter	$0.25	$0.25
2009
Fourth Quarter	$0.25	$0.25
Third Quarter	$0.25	$0.15
Second Quarter	$0.15	$0.15
First Quarter	$5.00	$0.15

The approximate number of holders of our Common Stock as of April 11, 2011 was 1,350.

No cash dividends were declared by us during the fiscal years ended December 31, 2009 or December 31, 2010 or from January 1, 2011 to April 11, 2011.

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

As shown in the accompanying consolidated financial statements, we have incurred a net loss from continuing operations of $49,977 in 2010. Because of the dissolution of the business and the liquidation of all liabilities, our current business objective for the next 12 months is to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation.  We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

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

RESULTS OF OPERATIONS

Losses associated with continuing operations for the twelve-month period ended December 31, 2010 aggregated $49,977, primarily professional fees as compared to $36,975 for the twelve-month period ended December 31, 2009. As a result, we realized a net operating loss from continuing operations of $49,977 or $(0.02) per share.

We had no revenues from continuing operations in our fiscal years ended December 31, 2010 and 2009. There was no income from discontinued operations in the fiscal year ended December 31, 2010.

There were no losses associated with continuing operations or discontinued operations for the twelve-month period ended December 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

On December 31 2009, we had no assets.  On December 31, 2010 we had $1,026.

We had total liabilities of $87,978 and $36,975 in 2010 and 2009, respectively.

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

5

ITEM 8. FINANCIAL STATEMENTS

 LONE PINE HOLDINGS, INC.

(FORMERLY AUSTRALIAN FOREST INDUSTRIES, INC. AND SUBSIDIARY)

  FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

LONE PINE HOLDINGS, INC.

(FORMERLY AUSTRALIAN FOREST INDUSTRIES, INC. AND SUBSIDIARY)

INDEX TO FINANCIAL STATEMENTS

           PAGE(S)

Report of Independent Registered Public Accounting Firm                                                   F-1

 Financial Statements:

Balance Sheets as of December 31, 2010 and 2009                                                    F-2

Statements of Operations for the Years
Ended December 31, 2010 and 2009                                                                              F-3

Statement of Changes in Stockholders’ (Deficit)
For the Years Ended December 31, 2010 and 2009                                                     F-4

Statements of Cash Flows for the Years Ended
December 31, 2010 and 2009                                                                                          F-5

Notes to Financial Statements                                                                                      F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Lone Pine Holdings, Inc.

We have audited the accompanying balance sheets of Lone Pine Holdings, Inc. (the “Company”) as of December 31, 2010 and 2009, and the related statements of operations, stockholders' deficit, and cash flows for each of the two years in the period ended December 31, 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards established by the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Loan Pine Holdings, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred substantial accumulated deficits and operating losses and will require additional financing in 2011 to meet its obligations. These issues lead to substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Friedman LLP
East Hanover, New Jersey
April 14, 2011

LONE PINE HOLDINGS, INC.
(FORMERLY AUSTRALIAN FOREST INDUSTRIES, INC. AND SUBSIDIARY)
BALANCE SHEETS
DECEMBER 31, 2010 AND 2009

ASSETS

	2010	2009

CURRENT ASSETS
Cash and cash equivalents	$1,026	$-

TOTAL ASSETS	$1,026	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Loan Payable, Principal Shareholder	$40,475	$7,475
Accrued expenses	47,503	29,500

TOTAL CURRENT LIABILITIES	87,978	36,975

STOCKHOLDERS' (DEFICIT)
Preferred stock, par value $0.001, 5,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, par value $0.001, 145,000,000 shares
authorized, 2,577,371 issued and outstanding
at December 31, 2010 and December 31, 2009, respectively	2,577	2,577
Additional paid-in capital	4,915,774	4,915,774
Accumulated deficit	(5,005,303)	(4,955,326)

Total Stockholders' (Deficit)	(86,952)	(36,975)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$1,026	$-

LONE PINE HOLDINGS, INC.
(FORMERLY AUSTRALIAN FOREST INDUSTRIES, INC. AND SUBSIDIARY)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative expenses	49,977	36,975

Total operating expenses	49,977	36,975

NET LOSS APPLICABLE TO COMMON SHARES	(49,977)	(36,975)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.02)	$(0.01)

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING
BASIC AND DILUTED	2,577,371	2,577,371

LONE PINE HOLDINGS, INC.
(FORMERLY AUSTRALIAN FOREST INDUSTRIES, INC. AND SUBSIDIARY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

							Accumulated
	Preferred Stock		Common Stock		Additional		Other
	Series A				Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance, January 1, 2009	-	-	2,576,068	2,576	4,828,241	(4,918,351)	-	(87,534)

Reverse Stock Split were rounded up to a whole share			1,303	1	(1)			-

Forgiveness of accrued expenses at December 31, 2008 by principal shareholder					87,534			87,534

Net (Loss) for the year ended December 31, 2009	-	-	-	-	-	(36,975)	-	(36,975)

Balance, December 31, 2009	-	-	2,577,371	2,577	4,915,774	(4,955,326)	-	(36,975)

Net (Loss) for the year ended December 31, 2010	-	-	-	-	-	(49,977)		(49,977)

Balance, December 31, 2010	-	$-	2,577,371	$2,577	$4,915,774	$(5,005,303)	$-	$(86,952)

LONE PINE HOLDINGS, INC.
(FORMERLY AUSTRALIAN FOREST INDUSTRIES, INC. AND SUBSIDIARY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(49,977)	$(36,975)

Adjustments to reconcile net loss to cash
used in operating activities:

Increase in accrued expenses	18,003	29,500

Cash used in operating activities- continuing operations	(31,974)	(7,475)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from principal shareholder	33,000	7,475

Net cash provided by financing activities	33,000	7,475

NET INCREASE (DECREASE) IN CASH	$1,026	$-

CASH BEGINNING OF YEAR	-	-

CASH END OF YEAR	$1,026	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

CASH PAID DURING THE YEAR FOR:
Interest expense	$-	$-
Income taxes paid	$-	$-

Forgiveness of accrued expenses at December 31, 2008 by
principal shareholder	$-	$87,534

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

Going Concern

As shown in the accompanying financial statements, the Company incurred a loss of $49,977 in 2010 and $36,975 in 2009 and had an accumulated deficit of $5,005,303 and $4,955,326 at December 31, 2010 and 2009, respectively.  Management is currently looking for a merger candidate for the public shell. Our short term liquidity needs are principally related to our operating expenses. It is expected that this will get funded by our principal stockholder.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments as a result of this uncertainty.

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

On January 29, 2009, the Company enacted a reverse-stock split so that for every one hundred shares of our common stock outstanding on the record date, the Company’s shareholders received one share of our common stock (the "Reverse Stock Split").  Any fractional share of the Company’s common stock that would have existed as a result of the Reverse Stock Split was rounded up to a whole share.  Every one hundred shares of common stock issued and outstanding immediately prior to the record date was reclassified as, and changed into, one share of common stock.

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

NOTE 3 –CHANGE OF CONTROL

Baytree Capital Associates LLC (“Baytree”) has obtained a controlling interest in the Company’s common shares pursuant to a Stock Purchase Agreement that it entered into with each of the Company’s prior directors (Michael Timms, Roger Timms, Colin Baird and Tony Esplin), their affiliate and their immediate family members.  One of the selling shareholders under the Stock Purchase Agreement was Timbermans Group, which owned approximately 54.3% of the Company’s share capital and was affiliated with each of the Company’s aforementioned directors.  Although Timbermans Group was owned by these directors, it was placed into a form of receivership under Australian law, and the contractual decision to enter into the contract for the sale of shares was made by its Receiver, PricewaterhouseCoopers, rather than the shareholders.

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

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

For the purposes of the consolidated statements of cash flow, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

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

Net Loss Per Common Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options and warrants for which the market price exceeds exercise price, less shares which we could have purchased with related proceeds. There are no diluting financial instruments as of December 31, 2010 and 2009.

Fair Values of Financial Instruments

The Company uses financial instruments in the normal course of business.  The carrying values of cash, accrued expenses and amounts due to principle stockholder approximate their fair value due to the short-term maturities of these liabilities.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2010 and December 31, 2009, respectively, the Company received advances from the principal shareholder in the amount of $33,000 and $7,475 to pay professional fees other than legal fees. The legal fees for the year ended December 31, 2010 were $21,938; they were incurred by Sanders Ortoli Vaughn-Flam Rosenstadt LLP of whom William Rosenstadt, President and CEO of The Company, is a partner.  The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

NOTE 6 - INCOME TAXES

Due to the uncertainty of utilizing the approximate $551,977 and $502,000 in net operating losses, for the periods ended December 31, 2010 and December 31, 2009, respectively, and recognizing the deferred tax assets, an offsetting valuation allowance has been established.

Federal, state and local income tax returns for years prior to 2007 are no longer subject to examination by tax authorities.

The net deferred tax assets in the accompanying balance sheets include the following components at December 31, 2010 and 2009:

NOTE 7 – STOCKHOLDERS’ DEFICIT

During the year ended December 31, 2009, $87,534 in accrued expenses were forgiven by a principal shareholder of the Company on behalf of the Company.  These amounts were recorded as a capital contribution. There were 1,303 fractional shares of the Company’s common stock that existed as a result of the Reverse Stock Split were rounded up to a whole share

NOTE 8 – SUBSEQUENT EVENT

On March 18, 2011, Heriot Holdings Limited loaned the Company $30,000 (the “Principal Amount”) pursuant to a convertible promissory note at a rate of 10% per annum, until the Principal Amount is repaid.  If the Principal Amount is not repaid by March 18, 2012, the date of maturity, the then-outstanding Principal Amount and any interest accrued thereon shall be converted into shares of the Company’s common stock at a price of $0.10.

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

During the years ended December 31, 2009 and 2008 and through March 31, 2010, there were no disagreements on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with Meyler’s opinion to the subject matter of the disagreement.

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

Responsibility for Internal Controls — Management is also responsible for establishing and maintaining adequate internal controls over financial reporting. These internal controls consist of policies and procedures that are designed to assess and monitor the effectiveness of the control environment including: risk identification, governance structure, delegations of authority, information flow, communications and control activities.  While no system of internal controls can ensure elimination of all errors and irregularities, Lone Pine’s internal controls, which are reviewed and modified in response to changing conditions, have been designed to provide reasonable assurance that assets are safeguarded, policies and procedures are followed, transactions are properly executed and reported, and appropriate disclosures are made. The concept of reasonable assurance is based on the recognition that there are limitations in all systems of internal control and that the costs of such systems should be balanced with their benefits.

Report On Internal Control Over Financial Reporting — Management has evaluated our internal control over financial reporting as of December 31, 2010. This evaluation was based on criteria for effective internal control over financial reporting set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting is effective as of December 31, 2010.  This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

 Report On Disclosure Controls And Procedures — As of December 31, 2010, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, management concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our periodic filings under the Exchange Act is accumulated and communicated to us to allow timely decisions regarding required disclosures, and such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

OFFICERS AND DIRECTORS

We have 1 executive officer who also serves as our sole member of the board of directors. Our directors are elected at each annual meeting of shareholders. The following individual is our sole officer and director:

Name	Age	Position
William S. Rosenstadt	42	Chief Executive Officer, Chief Financial Officer, Director

The following is a biographical summary of our sole director and officer:

William Rosenstadt

Mr. William Rosenstadt became our Chief Executive in February of 2010.  He has been a member of Sanders Ortoli Vaughn-Flam Rosenstadt LLP, our outside counsel, since June 2007.  Prior thereto, Mr. Rosenstadt was a member of Rubin, Bailin, Ortoli LLP from January 2004 to June 2007 and an associate at Spitzer Feldman, LLP from 2001 through December 2003. Mr. Rosenstadt received his B.A. from Syracuse University in 1990 and a J.D. from the Benjamin N. Cardozo School of Law in 1995.

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

ITEM 11. EXECUTIVE COMPENSATION

Except as set out below, we have not paid in either of 2010 or 2009 any annual or long-term compensation through the latest practicable date to the Chief Executive Officer of the Company and sole director of the Company or to any executive officers of the Company or directors of the Company who held such positions during 2010.

Employment Contracts

There are no employment agreements with our executive officer at this time.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding the beneficial ownership of the shares of the Common Stock (the only class of shares  previously  issued by us) at April 11, 2011 by (i) each person known by us to be the beneficial owner of more than five percent (5%) of our outstanding shares of Common Stock,  (ii) each of our directors,  (iii) our executive officers, and (iv) by all directors and executive officers of the Company as a group.  Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our address.

Title of Class	Name of Beneficial Owner	Shares of Common Stock	Percent of Class

Common	Baytree Capital Associates LLC	2,385,000	91.2%

Common	William S. Rosenstadt	0	0%

Directors and Officers as a group		0	0%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The legal fees for the year ended December 31, 2010 were $21,938, which were incurred by Sanders Ortoli Vaughn-Flam Rosenstadt LLP of whom William Rosenstadt, President and CEO of The Company, is a partner.  The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

	Year Ended December 31, 2010	Year Ended December 31, 2009
	Friedman	Meyler	Friedman
Audit Fees	$15,000	$6,750	$7,500
Audit Related Fees	$0	$0	$0
Tax Fees	$0	$0	$0
All Other Fees	$0	$0	$0
	$15,000	$6,750	$7,500

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
Date: April 14, 2011