Form 10-Q
period 2011-03-31
Lone Pine Holdings, Inc
filed 2011-05-12
CIK 1083743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large Accelerated Filer  ☐ Accelerated Filer  ☐ Non-Accelerated Filer  ☐ Smaller Reporting Company  ☒

The number of shares of the issuer’s outstanding common stock, which is the only class of its common equity, on May 9, 2011, was 2,577,371.

PART I.	FINANCIAL STATEMENTS		Pages

	Item 1.	UNAUDITED CONDENSED FINANCIAL STATEMENTS:

		Condensed Balance Sheets as of March 31, 2011 and December 31, 2010	2

		Condensed Statements of Operations for the Three Months Ended March 31, 2011 and 2010	3

		Condensed Statements of Cash Flows for the Nine Months Ended March 31, 2011 and 2010	4

		Notes to Condensed Financial Statements	5-7

	Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

	Item 4.	CONTROLS AND PROCEDURES

PART II.	OTHER INFORMATION

	Item 1.	LEGAL PROCEEDINGS

	Item 1A.	RISK FACTORS

	Item 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

	Item 3.	DEFAULTS UPON SENIOR SECURITIES

	Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	Item 5.	OTHER INFORMATION

	Item 6.	EXHIBITS

LONE PINE HOLDINGS, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

ASSETS
	March 31,	December 31,
	2011	2010
CURRENT ASSETS
Cash and cash equivalents	$13,026	$1,026

TOTAL ASSETS	$13,026	$1,026

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Loan payable, principal shareholder	40,475	40,475
Accrued expenses	41,611	47,503
Promissory note	30,000	-

TOTAL CURRENT LIABILITIES	112,086	87,978

STOCKHOLDERS' (DEFICIT)
Preferred stock, par value $0.001, 5,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, par value $0.001, 145,000,000 shares
authorized, 2,577,371 issued and outstanding	2,577	2,577
Additional paid-in capital	4,915,774	4,915,774
Accumulated deficit	(5,017,411)	(5,005,303)

Total Stockholders' (Deficit)	(99,060)	(86,952)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$13,026	$1,026

See accompanying notes to condensed financial statements.

LONE PINE HOLDINGS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2011	2010

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative expenses	12,108	16,000

Total operating expenses	12,108	16,000

NET (LOSS) APPLICABLE TO COMMON SHARES	(12,108)	(16,000)

NET (LOSS) PER BASIC AND DILUTED SHARES	$(0.00)	$(0.01)

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING
BASIC AND DILUTED	2,577,371	2,577,371

See accompanying notes to condensed financial statements.

LONE PINE HOLDINGS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(12,108)	$(16,000)

Adjustments to reconcile net (loss) to cash
(used in) operating activities:

Increase (decrease) in accrued expenses	(5,892)	16,000

Cash used in operating activities	(18,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from promissory note	30,000	-
Net cash provided by financing activities	30,000	-

NET INCREASE (DECREASE) IN CASH	$12,000	$-

CASH BEGINNING OF PERIOD	1,026	-

CASH END OF PERIOD	$13,026	$-

See accompanying notes to condensed financial statements.

LONE PINE HOLDINGS, INC.
NOTE TO FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

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

Basis of Presentation

The accompanying condensed unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  The condensed financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company's annual statements and notes.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed financial statements be read in conjunction with the December 31, 2010 audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.  These results are not necessarily indicative of the results to be expected for the full year.
These condensed unaudited financial statements reflect all adjustments, including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

LONE PINE HOLDINGS, INC.
NOTE TO FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Loss Per Common Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options and warrants for which the market price exceeds exercise price, less shares which we could have purchased with related proceeds. There are no dilutive financial instruments as of March 31, 2011and 2010.

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

NOTE 3 – GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a loss from continuing operations of
$12,108 at March 31, 2011 and had an accumulated deficit of $5,017,411 at March 31, 2011.  Management in October 2008 dissolved the saw mill operations in Australia which was in receivership, spun out the bankrupt subsidiary and is currently looking for a merger candidate for the public shell. Our short term liquidity needs are principally related to our operating expenses. It is expected that this will get funded by our principal stockholder.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments as a result of this uncertainty.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of March 31, 2011 and 2010, the Company received advances from the principal shareholder in the amount of $ 0 and $ 22,500 to pay for professional fees, respectively. The legal fees for the three months ended March 31, 2011 were $3,000; they were incurred by Sanders Ortoli Vaughn-Flam Rosenstadt LLP of which William Rosenstadt, President and CEO of the Company, is a partner.  The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

NOTE 5 – CONVERTIBLE PROMISSORY

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

The Company incurred a net loss from continuing operations of $12,108 for the three months ended March 31, 2011 and has an accumulated deficit of $5,107,411 at March 31, 2011. Because of the dissolution of the business and the liquidation of all liabilities, our current business objective for the next 12 months is to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation.  We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

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

RESULTS OF OPERATIONS

Net loss for the three months ended March 31, 2011 was $12,108 as compared to a net loss of $16,000 for the three months ended March 31, 2010.  All of the losses in the 2011 and 2010 periods were from continuing operations and related almost exclusively to accounting, legal and transfer agent fees.  Apart from looking for a merger candidate, we have no current operations, and we have no employees.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operations was $18,000 for the three months ended March 31, 2011 as compared to net cash used by operations of $0 for the three months ended March 31, 2010.  We realized $30,000 net cash provided by financing activities for our continuing operations for the three-month period ended March 31, 2011, and we realized net cash provided by financing activities of $0 for the three-month period ended March 31, 2010.

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

Item 4 – Controls and Procedures

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

(b) Changes in Internal Controls.
In or since the quarter ended March 31, 2011, there have been no changes in our internal controls over financial reporting that could significantly affect these controls.

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

LONE PINE HOLDINGS, INC.

/s/  William S. Rosenstadt
Name: William S. Rosenstadt
Title: CEO, President and Principal Accounting Officer
Date: May  12, 2011