Form 10-Q
period 2011-06-30
Lone Pine Holdings, Inc
filed 2011-08-18
CIK 1083743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Issuer's telephone number: 212-588-0022

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒  No ☐

The number of shares outstanding of the registrant’s common stock, as of August 16, 2011 was 2,577,371.

LONE PINE HOLDINGS, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

ASSETS
	June 30,	December 31,
	2011	2010
CURRENT ASSETS
Cash and cash equivalents	$ 1,394	$ 1,026

TOTAL ASSETS	$ 1,394	$ 1,026

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Loan payable, principal shareholder	40,475	40,475
Accrued expenses	6,167	47,503
Convertible promissory notes	70,000	-

TOTAL CURRENT LIABILITIES	116,642	87,978

STOCKHOLDERS' (DEFICIT)
Preferred stock, par value $0.001, 5,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, par value $0.001, 145,000,000 shares
authorized, 2,577,371 issued and outstanding	2,577	2,577
Additional paid-in capital	4,915,774	4,915,774
Accumulated deficit	(5,033,599)	(5,005,303)

Total Stockholders' (Deficit)	(115,248)	(86,952)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$ 1,394	$ 1,026

See accompanying notes to condensed financial statements.

LONE PINE HOLDINGS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2011	2010	2011	2010

REVENUE	$ -	$ -	$ -	$ -

OPERATING EXPENSES
General and administrative expenses	16,188	7,000	28,296	23,000

Total operating expenses	16,188	7,000	28,296	23,000

NET (LOSS) APPLICABLE TO COMMON SHARES	(16,188)	(7,000)	(28,296)	(23,000)

NET (LOSS) PER BASIC AND DILUTED SHARES	$ (0.01)	$ (0.00)	$ (0.01)	$ (0.01)

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING
BASIC AND DILUTED	2,577,371	2,577,371	2,577,371	2,577,371

See accompanying notes to condensed financial statements.

LONE PINE HOLDINGS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$ (28,296)	$ (23,000)

Adjustments to reconcile net (loss) to cash
(used in) operating activities:

Increase (decrease) in accrued expenses	(41,336)	20,000

Cash used in operating activities	(69,632)	(3,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from promissory note	70,000	-
Loan from principal shareholder	-	3,000
Net cash provided by financing activities	70,000	3,000

NET INCREASE (DECREASE) IN CASH	$ 368	$ -

CASH BEGINNING OF PERIOD	1,026	-

CASH END OF PERIOD	$ 1,394	$ -

See accompanying notes to condensed financial statements.

LONE PINE HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011
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

LONE PINE HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

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

Net Loss Per Common Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options and warrants for which the market price exceeds exercise price, less shares which we could have purchased with related proceeds. There are no dilutive financial instruments as of June 30, 2011 and 2010.

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

Recent Accounting Pronouncements

In May 2011, FASB issued ASU No. 2011-04 “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”.  The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  Some of the amendments clarify the Board’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. ASU 2011-04 shall be effective for public entities for interim and annual periods beginning after December 15, 2011, and should be applied prospectively. Early adoption is not permitted for public entities. The Company does not expect that the adoption of ASU 2011-04 will have a material effect on its financial statements.

In June 2011, FASB issued ASU No. 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. Under the amendments to Topic 220, “Comprehensive Income”, in this Update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Although early adoption is permitted, the company has not yet adopted it. The Company does not expect that the adoption of ASU 2011-05 will have a material effect on its financial statements.

NOTE 3 – GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a loss from continuing operations of $28,296 during the six months ended June 30, 2011 and has an accumulated deficit of $5,033,599 at June 30, 2011.  Management in October 2008 dissolved the saw mill operations in Australia which was in receivership, spun out the bankrupt subsidiary and is currently looking for a merger candidate for the public shell. Our short term liquidity needs are principally related to our operating expenses. It is expected that this will get funded by our principal stockholder or other investors.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments as a result of this uncertainty.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the six month periods ended June 30, 2011 and 2010, the company received advances from the principal shareholder in the amount of $0 and $3,000 to pay for professional fees, respectively. The legal fees for the six months ended June 30, 2011 were $13,917; they were incurred by Sanders Ortoli Vaughn-Flam Rosenstadt LLP of whom William Rosenstadt, President and CEO of the Company, is a partner.  The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

NOTE 5 – CONVERTIBLE PROMISSORY NOTES

On March 18 and May 26, 2011, Heriot Holdings Limited loaned the Company $30,000 and $40,000 (the “Principal Amount”) pursuant to a convertible promissory notes at a rate of 10% per annum, until the Principal Amount is repaid. If the Principal Amount is not repaid by March 18, 2012 and May 26, 2012, the dates of maturity, the then-outstanding Principal Amounts and any interest accrued thereon shall be converted into shares of the Company’s common stock at a price of $0.10.

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

The Company incurred a net loss from continuing operations of $16,188 for the three months ended June 30, 2011, incurred a net loss from continuing operations of $28,296 for the six months ended June 30, 2011 and has an accumulated deficit of $5,033,599 at June 30, 2011. Because of the dissolution of the business and the liquidation of all liabilities, our current business objective for the next 12 months is to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation.  We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

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

RESULTS OF OPERATIONS

Net loss for the three months ended June 30, 2011 was $16,188  as compared to a net loss of $7,000 for the three months ended June 30, 2010.  Net loss for the six months ended June 30, 2011 was $28,296 as compared to a net loss of $23,000 for the six months ended June 30, 2010.  All of the losses in the 2011 and 2010 periods were from continuing operations and related almost exclusively to accounting, legal and transfer agent fees.  Apart from looking for a merger candidate, we have no current operations, and we have no employees.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operations was $69,632 for the six months ended June 30, 2011 as compared to net cash used by operations of $3,000 for the six months ended June 30, 2010.  We realized $70,000 net cash provided by financing activities for our continuing operations for the six-month period ended June 30, 2011, and we realized net cash provided by financing activities of $3,000 for the six-month period ended June 30, 2010.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s discussion and analysis of its financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  You should read Note 2 to the financial statements to better understand the Company’s significant accounting policies.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, the Company evaluates its estimates, including those related to bad debts, income taxes and contingencies and litigation.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

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

(b) Changes in Internal Controls.
In and since the quarter ended June 30, 2011, there have been no changes in our internal controls over financial reporting that could significantly affect these controls.

PART II
Item 1. Legal Proceedings

No material changes.

Item 1A Risk Factors

Not applicable.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Index:
Exhibit 31.1 Certification of Chief Executive Officer and Acting Principal Accounting Officer
Exhibit 32.1 Certification of Chief Executive Officer and Acting Principal Accounting Officer

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONE PINE HOLDINGS, INC.

/s/  William S. Rosenstadt
Name: William S. Rosenstadt
Title: CEO, President and Principal Accounting Officer
Date: August 16, 2011