Form 10-Q
period 2011-09-30
Lone Pine Holdings, Inc
filed 2011-11-16
CIK 1083743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares outstanding of the registrant’s common stock, as of November 14, 2011 was 2,577,371.

LONE PINE HOLDINGS, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

ASSETS
	September 30,	December 31,
	2011	2010
CURRENT ASSETS
Cash and cash equivalents	$ 1,261	$ 1,026

TOTAL ASSETS	$ 1,261	$ 1,026

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Loan payable, principal shareholder	40,475	40,475
Accrued expenses	15,615	47,503
Promissory notes	70,000	-

TOTAL CURRENT LIABILITIES	126,090	87,978

STOCKHOLDERS' (DEFICIT)
Preferred stock, par value $0.001, 5,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, par value $0.001, 145,000,000 shares
authorized, 2,577,371 issued and outstanding	2,577	2,577
Additional paid-in capital	4,915,774	4,915,774
Accumulated deficit	(5,043,180)	(5,005,303)

Total Stockholders' (Deficit)	(124,829)	(86,952)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$ 1,261	$ 1,026

	-	-

See accompanying notes to condensed financial statements.

LONE PINE HOLDINGS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2011	2010	2011	2010

REVENUE	$ -	$ -	$ -	$ -

OPERATING EXPENSES
General and administrative expenses	7,791	7,000	34,840	30,000

Total operating expenses	7,791	7,000	34,840	30,000

OTHER INCOME (EXPENSE)
Interest expense	(1,790)	-	(3,037)	-

NET (LOSS) APPLICABLE TO COMMON SHARES	(9,581)	(7,000)	(37,877)	(30,000)

NET (LOSS) PER BASIC AND DILUTED SHARES	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING
BASIC AND DILUTED	2,577,371	2,577,371	2,577,371	2,577,371

See accompanying notes to condensed financial statements.

LONE PINE HOLDINGS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$ (37,877)	$ (30,000)

Adjustments to reconcile net (loss) to cash
(used in) operating activities:

Increase (decrease) in accrued expenses	(31,888)	27,000

Cash (used in) operating activities	(69,765)	(3,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from promissory note	70,000	-
Loan from principal shareholder	-	3,000
Net cash provided by financing activities	70,000	3,000

NET INCREASE IN CASH	$ 235	$ -

CASH BEGINNING OF PERIOD	1,026	-

CASH END OF PERIOD	$ 1,261	$ -

See accompanying notes to condensed financial statements.

LONE PINE HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
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
SEPTEMBER 30, 2011
(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

For the purposes of the condensed statements of cash flow, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

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

Net Loss Per Common Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options and warrants for which the market price exceeds exercise price, less shares which we could have purchased with related proceeds. There are no dilutive financial instruments as of September 30, 2011 and 2010.

Fair Values of Financial Instruments

The carrying value of current assets and liabilities approximate their fair value due to the short-term nature.

Income Taxes

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

Recent Accounting Pronouncements

In May 2011, FASB issued ASU No. 2011-04 “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”.  The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  Some of the amendments clarify the Board’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing  information about fair value measurements. ASU 2011-04 shall be effective for public entities for interim and annual periods beginning after December 15, 2011, and should be applied prospectively. Early adoption is not permitted for public entities. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011, and should be applied prospectively. Nonpublic entities may elect to apply the amendments early, but no earlier than interim

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

periods beginning after December 15, 2011. The Company does not expect that the adoption of ASU 2011-04 will have a material effect on its financial statements.

In June 2011, FASB issued ASU No. 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. Under the amendments to Topic 220, “Comprehensive Income”, in this Update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments in this update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. Early adoption is permitted. The Company does not expect that the adoption of ASU 2011-05 will have a material effect on its financial statements.

In September 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that amends the accounting guidance on goodwill impairment testing. The amendments in this accounting standard update are intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments in this accounting standard update are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this accounting standard update will not have an impact on our consolidated financial position, results of operations, or cash flows, as it is intended to simplify the assessment for goodwill impairment.

NOTE 3 – GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a loss from continuing operations of
$37,877 during the nine months ended September 30, 2011 and has an accumulated deficit of $5,043,180 at September 30, 2011.  Management in October 2008 dissolved the saw mill operations in Australia which was in receivership, spun out the bankrupt subsidiary and is currently looking for a merger candidate for the public shell. The Company’s short term liquidity needs are principally related to its operating expenses. It is expected that this will get funded by its principal stockholder.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments as a result of this uncertainty.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2011 and 2010, the company received advances from the principal shareholder in the amount of $0 and $3,000 to pay for professional fees, respectively.  The legal fees for the three months ended September 30, 2011 and 2010 were $3,658 and $3,000, respectively.  The legal fees for the nine months ended September 30, 2011 and 2010 were $17,575 and $9,000, respectively.  These fees were incurred by Sanders|Ortoli|Vaughn-Flam|Rosenstadt LLP of whom William Rosenstadt, President and CEO of The Company, is a partner.

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

LONE PINE HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

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

The Company incurred a net loss from continuing operations of $9,581 for the three months ended September 30, 2011, incurred a net loss from continuing operations of $37,877 for the nine months ended September 30, 2011 and has an accumulated deficit of $5,043,180 at September 30, 2011. Because of the dissolution of the business and the liquidation of all liabilities, our current business objective for the next 12 months is to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation.  We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

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

RESULTS OF OPERATIONS

Net loss for the three months ended September 30, 2011 was $9,581 as compared to a net loss of $7,000 for the three months ended September 30, 2010.  Net loss for the nine months ended September 30, 2011 was $37,877 as compared to a net loss of $30,000 for the nine months ended September 30, 2010.  All of the losses in the 2010 periods were from continuing operations and related almost exclusively to accounting, legal and transfer agent fees.  All of the losses in the 2011 periods were from continuing operations related to accounting, legal, and transfer agent fees and interest expense related to the convertible promissory notes.  Apart from looking for a merger candidate, we have no current operations, and we have no employees.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operations was $69,765 for the nine months ended September 30, 2011 as compared to net cash used by operations of $3,000 for the nine months ended September 30, 2010.  We realized $70,000 net cash provided by financing activities for our continuing operations for the nine-month period ended September 30, 2011, and we realized net cash provided by financing activities of $3,000 for the nine-month period ended September 30, 2010.

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

LONE PINE HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

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

(b) Changes in Internal Controls.
In and since the quarter ended September 30, 2011, there have been no changes in our internal controls over financial reporting that could significantly affect these controls.

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

Exhibit 101
101.INS - XBRL Instance Document
101.SCH - XBRL Taxonomy Extension Schema Document
101.CAL - XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF - XBRL Taxonomy Extension Definition Linkbase Document
101.LAB - XBRL Taxonomy Extension Label Linkbase Document
101.PRE - XBRL Taxonomy Extension Presentation Linkbase Document

LONE PINE HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONE PINE HOLDINGS, INC.

/s/  William S. Rosenstadt
Name: William S. Rosenstadt
Title: CEO, President and Acting Principal Accounting Officer
Date: November 14, 2011