Form 10-Q/A
period 2011-09-30
Lone Pine Holdings, Inc
filed 2011-11-28
CIK 1083743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q/A
 AMENDMENT NO.1

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

212-588-0022
Issuer's telephone number

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

The number of shares outstanding of the registrant’s common stock, as of November 28, 2011 was 2,577,371.

 Explanatory Note

The purpose of this Amendment No. 1 to Lone Pine Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed with the Securities and Exchange Commission on November 16, 2011 (the “Form 10-Q”), is solely to furnish corrected Exhibits 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB, and 101.PRE to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibits 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB, and 101.PRE to this report provide the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibits 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB, and 101.PRE hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 1. Unaudited Condensed Financial Statements.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Index:	Exhibit

31.1	Certification of Chief Executive Officer and Acting Principal Accounting Officer

32.1	Certification of Chief Executive Officer and Acting Principal Accounting Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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
Date: November 28, 2011