Form 10-K
period 2011-12-31
Lone Pine Holdings, Inc
filed 2012-03-23
CIK 1083743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
  Commission file number 000-25909

LONE PINE HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	86-0931332 (I.R.S. Employer Identification No.)

40 Wall Street, 58th Floor, New York, New York 10005 (Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code: (212) 509-1700

Securities registered under Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act: Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

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

Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity as of the last business day of the registrants most recently completed second fiscal quarter: $114,193.59.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock:  As of March 21, 2012, 3,543,671 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Note Regarding Forward-Looking Statements

Certain matters discussed in this annual report on Form 10-K are forward-looking statements.  Such forward-looking statements contained in this report involve risks and uncertainties, including statements as to:

•	our future operating results,

•	our business prospects,

•	our contractual arrangements and relationships with third parties,

•	the dependence of our future success on the general economy,

•	our possible financings, and

•	the adequacy of our cash resources and working capital.

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe,” “anticipate,” “expect,” “estimate” or words of similar meaning.  Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements.   Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this annual report on Form 10-K.  Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.  The forward-looking statements included herein are only made as of the date of this annual report and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Item 1. Business.

Overview

Lone Pine Holdings, Inc. (formerly Australian Forest Industries) operated a saw mill in Australia through its wholly-owned subsidiary Integrated Forest Products Pty Ltd ("Integrated") from September 2004 to November 2007.  At that time, Integrated cut pine timber into building products to supply to the commercial and residential industry along the eastern coast of Australia.  In July 2007, Integrated went into receivership in Australia and, as a result, its operations were discontinued shortly thereafter.  We were not involved in any bankruptcy, receivership or similar proceeding.

On September 1, 2006, Integrated, then owned by the Timbermans Group Pty Ltd ("Timbermans"), entered into a share exchange agreement with us and we issued 240 million shares of our common stock to acquire Integrated.  In connection with the closing of that share exchange agreement, Integrated became our wholly-owned subsidiary and Integrated's officers and directors became our officers and directors.  Prior to the share exchange, we were a non-operating "shell" company.

As shown in the consolidated financial statements included in this report, we had a loss of $45,554 in 2011 and $49,977 in 2010, and had an accumulated deficit of $5,050,857 and $5,005,303 at December 31, 2011 and 2010, respectively.  In November 2007, we liquidated all of Integrated’s liabilities.  We spun out the bankrupt subsidiary and are looking for a merger candidate.  At the time of the spin out, Integrated was in bankruptcy under Australian laws.

Corporate History

We were organized by the filing of articles of incorporation with the Nevada Secretary of State on September 21, 1998 under the name Oleramma, Inc.  The articles of incorporation authorized the issuance of 105,000,000 shares, consisting of 100,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of preferred stock, par value $0.001 per share.

On April 28, 1999, we changed our name to BuckTV.Com, Inc. on the basis that we would market consumer products through an interactive website.  We again changed our name in November 2002 to Multi-Tech International, Corp. to pursue another venture.

On September 1, 2004, we entered into a share exchange agreement with Timbermans Group Pty Ltd, an Australian corporation and its wholly-owned subsidiary, Integrated Forest Products Pty Ltd, an Australian corporation.  Pursuant to the share exchange agreement, we:

●	completed a 200-1 reverse stock split of our outstanding shares of common stock,
●	increased our authorized number of shares of common stock from 100,000,000 to 300,000,000 shares,
●	changed our name from Multi-Tech International, Inc. to Australian Forest Industries,
●	appointed five new directors to our board of directors, and
●	we issued 257,000,000 shares of our common stock to Timbermans pursuant to the terms of the share exchange agreement.

As a result, upon completion of the share exchange, Integrated became our wholly-owned subsidiary.

On July 31, 2007, PricewaterhouseCoopers Australia was appointed receiver and manager of both Integrated and Timbermans.  On the same date, Deloitte was appointed liquidator of Timbermans.  Romanis Cant was appointed liquidator of Integrated on October 18, 2007.

Business operations of Integrated were continued until November 30, 2007, when all the assets of Integrated were offered for sale as a going concern.  No offers capable of acceptance by the receiver were submitted.  As a result, the receiver entered into contracts to sell the land, plant and equipment of Integrated as individual assets.

Timbermans owned two major assets, a rural property and shares of our common stock.  The rural property was sold by auction on March 14, 2008.  Timbermans entered into a contract to sell its land and buildings for $9,556,357 and all of its manufacturing equipment for $964,403.

On July 31, 2007, both Timbermans and Integrated were put into administration, the Australian equivalent of receivership, and PricewaterhouseCoopers Australia was appointed each of their receiver and manager.  In connection with the administration, the receiver formed a new Australian wholly-owned subsidiary, Australian Forest Industries, Ltd., and exchanged all of the shares of Integrated for Australian Forest Industries, Ltd. shares.  On October 15, 2008, the board of directors of Australian Forest Industries approved the transfer of all the outstanding shares of Australian Forest Industries, Ltd. to the principal shareholders and directors, who were also the shareholders of Timbermans.  As a result, the loan to Timbermans was removed from our books and there is currently no principal or interest due from us to Timbermans or any other related party.

Since early 2010, we have been looking for a merger candidate.  Effective January 29, 2010, we:

●
amended our articles of incorporation to change our name from “Australian Forest Industries” to “Lone Pine Holdings, Inc.”  Our management believes that the name change will disassociate us with our former business of operating a saw mill in Australia.

●
amended our articles of incorporation to decrease the number of authorized shares of capital stock from 305,000,000 to 150,000,000 shares.  Prior to the amendment, the articles of incorporation authorized 300,000,000 shares of common stock and, after the amendment, the articles of incorporation authorize 145,000,000 shares of common stock.  The articles of incorporation prior to the amendment and after the amendment both authorize 5,000,000 shares of preferred stock.

●
enacted a reverse stock split so that for every 100 shares of our common stock outstanding on the record date, shareholders received one share of common stock.  Any fractional share of our common stock that would have existed as a result of the reverse stock split was rounded up to a whole share.  Every 100 shares of common stock issued and outstanding immediately prior to the record date were reclassified as, and changed into, one share of common stock.  Coupled with the decrease in our authorized share capital, the reverse stock split increased the number of authorized and unissued shares of common stock from 14.1% of our authorized shares prior to the amendment to 98.2% after the amendment.

●	appointed William S. Rosenstadt as our sole director and our chief executive officer and chief financial officer upon the simultaneous resignation of the then existing directors and officers.

Current Operations

Effective December 20, 2011, our board of directors accepted the voluntary resignation of William S. Rosenstadt as our sole director and officer.  Concurrently with Mr. Rosenstadt’s resignation, our board of directors appointed Gianluca Cicogna Mozzoni as our sole director and president, chief executive officer, chief financial officer, treasurer and secretary effective as of December 20, 2011.

Our operations are now inactive, except for filing required periodic reports with the U.S. Securities and Exchange Commission (the “SEC”) pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) and the rules and regulations promulgated thereunder and making other related corporate filings.  Based on these operations, we qualify as a “shell company,” because we have no or nominal assets (other than cash) and no or nominal operations.  We do not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination.  We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings.  We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The analysis of new business opportunities will be undertaken by or under the supervision of our management.  As of this date, we have not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for us.

We presently have no employees apart from Mr. Cicogna Mozzoni, and there are no written employment contracts or agreements with any officer.  Our sole officer and director is engaged in outside business activities and anticipates that he will devote to our business very limited time until the acquisition of a successful business opportunity has been identified.  We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

We intend to continue filing reports with the SEC.  We intend to continue operations as a reporting company and to comply with the requirements of the Exchange Act.

The public may read and copy any materials we file with the SEC in the SEC’s Public Reference Section, Room 1580, 100 F Street N.E., Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Section by calling the SEC at 1-800-SEC-0330.  Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

Item 1A. Risk Factors.

Risks Related to our Business

We have limited financial resources which may make it more difficult for us to raise capital or other financing.  As a result of our current lack of financial liquidity, our auditors have expressed substantial concern about our ability to continue as a “going concern.”

We have limited financial resources and have not established a source of equity or debt financing.  If we are unable to generate additional revenue or obtain financing or if the financing we do obtain is insufficient to cover any operating losses we may incur, we may have to substantially curtail our operations, cease operations or seek federal bankruptcy protection in the near future.  These conditions have caused our auditors to raise substantial doubt about our ability to continue as a going concern.  Consequently, the audit report prepared by our independent public accounting firm relating to our financial statements for the year ended December 31, 2011 included a going concern explanatory paragraph.

We are subject to the periodic reporting requirements of the Exchange Act, which requires us to incur audit fees and legal fees in connection with the preparation of such reports.  These additional costs will reduce or eliminate our future ability to earn a profit.

We are required to file periodic reports with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder.  In order to comply with these requirements, our independent registered auditors must review our financial statements on a quarterly basis and audit our financial statements on an annual basis.  Moreover, our legal counsel must review and assist in the preparation of such reports.  The costs charged by these professionals for those services cannot be accurately predicted at this time because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major affect on the amount of time to be spent by our auditors and attorneys.  However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit.  We may be exposed to potential risks resulting from new requirements under Section 404 of the Sarbanes-Oxley Act of 2002.  If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

We do not have a sufficient number of employees to segregate responsibilities and may be unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees.  During the course of our testing, we may identify other deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404.  In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.  Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud.  If we cannot provide reliable financial reports or prevent fraud, our business and operating results would be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

Having only one director limits our ability to establish effective independent corporate governance procedures and increases the control of our management.

We have only one director.  Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation or audit issues.  Until we have a larger board of directors that may include some independent members, if ever, there will be limited oversight of our management’s decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

There is competition for those private companies suitable for a merger transaction of the type contemplated by management.

We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination.  We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities.  A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us.  Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination.  These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

We have no existing agreement for a business combination or other transaction.

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity.  No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation.  We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

Management intends to devote only a limited amount of time to seeking a target company which may adversely impact our ability to identify a suitable acquisition candidate.

While seeking a business combination, management anticipates devoting very limited time to our affairs.  Our sole officer has not entered into a written employment agreement with us and is not expected to do so in the foreseeable future.  This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

Risks Related to Our Common Stock

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through issuance of additional shares of our common stock.

We have no committed source of financing.  Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations.  In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock.  Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares of common stock.  In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market.

We also believe that the potential of issuing restricted shares of our common stock to vendors or others who may be in a position to refer business or customers to us would enable us to operate and expand our business more effectively.  We will also consider attempting to satisfy vendor obligations through the issuance of shares.

The foregoing actions will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material.  If the shares distributed to vendors or others are sold into any trading market that develops, the impact may be to cause share prices to decrease materially.  Alternatively, we may incur significant expenses that contractors/vendors will not be willing to accept shares of our stock in lieu of cash payment.  Such issuances may also serve to enhance existing management’s ability to maintain control of us because the shares may be issued to parties or entities committed to supporting existing management.

Our articles of incorporation provide for indemnification of officers and directors at our expense and limit their liability which may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or directors.

Our articles of incorporation and applicable Nevada law provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person’s written promise to repay us therefor if it is ultimately determined that any such person shall not have been entitled to indemnification.  This indemnification policy could result in substantial expenditures by us which we will be unable to recoup.

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.  In the event that a claim for indemnification for liabilities arising under federal securities laws, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with the securities being registered, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.  The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors are likely to materially reduce the market and price for our shares, if such a market ever develops.

Currently, there is no active public market for our securities, and there can be no assurance that any active public market will ever develop or that, even if quoted, it is likely to be subject to significant price fluctuations.

We have a trading symbol for our common stock which permits our shares to be quoted on the OTCQB.  However, no public trades of our shares have occurred since October 2011, and there is currently no active public market for our stock. There can be no assurances as to whether:

•	any active market for our shares will develop,

•	the prices at which our common stock will trade, or

•
the extent to which investor interest in us will lead to the development of an active, liquid trading market.  Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for our common stock.  Either of these factors could adversely affect the liquidity and trading price of our common stock.  Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly.  Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of us and general economic and market conditions.  No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

Any market that develops in shares of our common stock will be subject to the penny stock regulations and restrictions which will create a lack of liquidity and make trading difficult or impossible.

The trading of our securities, if any, will be in the over-the-counter market.  As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of, our securities.

Rule 3a51-1 of the Securities Exchange Act of 1934 establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a minimum bid price of less than $4.00 per share or with an exercise price of less than $4.00 per share, subject to a limited number of exceptions which are not available to us.  It is likely that our shares will be considered to be penny stock for the immediately foreseeable future.  This classification severely and adversely affects any market liquidity for our common stock.

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person’s account for transactions in penny stock and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.  In order to approve a person’s account for transactions in penny stock, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stock are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stock.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

•	the basis on which the broker or dealer made the suitability determination, and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading and commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions.  Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market.  These additional sales practice and disclosure requirements could impede the sale of our securities, if and when our securities become publicly traded. In addition, the liquidity for our securities may decrease, with a corresponding decrease in the price of our securities. Our shares, in all probability, will be subject to such penny stock rules for the foreseeable future and our shareholders will, in all likelihood, find it difficult to sell their securities.

Our board of directors has the authority, without shareholder approval, to issue preferred stock with terms that may not be beneficial to common shareholders and with the ability to affect adversely shareholder voting power and perpetuate their control over us.

Our articles of incorporation allow us to issue shares of preferred stock without any vote or further action by our shareholders.  Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock.  Our board of directors also has the authority to issue preferred stock without further shareholder approval, including large blocks of preferred stock.  As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock.

We do not expect to pay dividends in the foreseeable future.

We have never paid any dividends on our common stock.  We do not expect to pay cash dividends on our common stock at any time in the foreseeable future.  The future payment of dividends directly depends upon our future earnings, capital requirements, financial requirements and other factors that our board of directors will consider.  Since we do not anticipate paying cash dividends on our common stock, return on your investment, if any, will depend solely on an increase, if any, in the market value of our common stock.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our shareholders have limited protections against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York Stock Exchange and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance.  These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities which are listed on those exchanges or the Nasdaq Stock Market.  Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally necessary, we have not yet adopted these measures.

Because none of our directors are independent directors, we do not currently have independent audit or compensation committees.  As a result, these directors have the ability, among other things, to determine their own level of compensation.  Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our shareholders without protections against interested director transactions, conflicts of interest and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.  We intend to comply with all corporate governance measures relating to director independence as, if and when required.

For all of the foregoing reasons and others set forth herein, an investment in our common stock involves a high degree of risk.  Any person considering an investment in such securities should be aware of these and other risk factors set forth in this report.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our current office and mailing address is 40 Wall Street, 58th Floor, New York, New York, which is provided to us by our majority stockholder and serves as our principal executive offices.  Prior to December 20, 2011, the date our current sole officer and director was appointed, our office and mailing address was 501 Madison Avenue, New York, New York, which was provided to us by William S. Rosenstadt, our former sole officer and director, and served as our principal executive offices.  We paid no rent in 2011 for use of these facilities.  There are no written lease agreements.

Item 3. Legal Proceedings.

As of the date hereof, there are no pending legal proceedings to which we are a party or of which any of our property is subject.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the OTC Bulletin Board under the symbol LNPI.OB.  The following table sets forth the range of the closing bid prices for our common stock for the period January 1, 2010 through March 21, 2012.  Such prices represent inter-dealer quotations, do not represent actual transactions, and do not include retail mark-ups, mark-downs or commissions.  Such prices were determined from information provided by a majority of the market makers for our common stock.

2012	High Close	Low Close
First Quarter	$ 0.29	$0.29
2011
Fourth Quarter	$0.29	$$0.29
Third Quarter	$0.29	$$0.29
Second Quarter	$0.29	$$0.29
First Quarter	$0.29	$$0.29
2010
Fourth Quarter	$0.25	$0.25
Third Quarter	$0.25	$0.25
Second Quarter	$0.25	$0.25
First Quarter	$0.25	$0.25

The approximate number of record holders of our common stock as of March 21, 2012 was 1,314.

No cash dividends were declared or paid by us during the years ended December 31, 2011 or December 31, 2010 or from January 1, 2012 to March 21, 2012.

We have never repurchased any of our equity securities.

Item 6. Selected Financial Data.

As a smaller reporting company, we are not required to provide this information.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Historical Losses

As shown in the consolidated financial statements included in this report, we incurred a loss of $45,554 in 2011 and $49,977 in 2010, and had an accumulated deficit of $5,050,857 and $5,005,303 at December 31, 2011 and December 31, 2010, respectively.  Because of the dissolution of the business and the liquidation of all liabilities, our current business objective for the next 12 months is to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation.  We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Operational Strategy and Trends

We do not currently engage in any business activities that provide us with positive cash flows.  As such, the costs of investigating and analyzing business combinations for the next approximately 12 months and beyond will be paid through funds from financing to be obtained.

During the next 12 months, we anticipate incurring costs related to filing SEC reports and costs relating to consummating a possible acquisition.

We believe we will be able to meet these costs with amounts to be loaned to or invested in us by our stockholders or other investors, although we have no such agreement or other commitment in place.

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

Results of Operations

We had no revenue in the years ended December 31, 2011 and 2010.

Losses for the year ended December 31, 2011 were $45,554.  Losses for the year ended December 31, 2010 were $49,977.  The losses primarily reflect professional fees.  As a result, we realized a net loss per basic and diluted share of $(0.02) per share in 2011.

General and administrative expenses totaled $40,721 in 2011, as compared with $49,977 in 2010.  These expenses consisted principally of the costs to maintain our public company status.

Liquidity and Capital Resources

On December 31, 2011 and 2010, we had total assets of $511 and $1,026, respectively.

On December 31, 2011 and 2010, we had total current liabilities of $133,017 and $87,978, respectively.

On March 18, 2011 and May 20, 2011, Heriot Holdings Limited loaned us $30,000 and $40,000 pursuant to convertible promissory notes at a rate of 10% per annum, until the principal amount is repaid. The outstanding principal amounts and any interest accrued thereon may be converted at any time, at the holder’s option, into shares of our common stock at a price of $0.10 per share.  The principal and accrued interest under these notes were converted into 764,900 shares of our common stock on March 19, 2012.

On February 1, 2012 and March 7, 2012, The Somerset Trust loaned us $10,000 on each date pursuant to convertible promissory notes at a rate of 10% per annum, until the principal amount is repaid. The outstanding principal amount and any interest accrued thereon may be converted into shares of our common stock at a price of $0.10 per share.  The principal and accrued interest under these notes were converted into 201,400 shares of common stock on March 15, 2012.

Future private capital, if sought, will be sought from management and private investors referred to us by management.  To date, we have not sought any significant funding source and have not authorized any person or entity to seek out funding on our behalf.  If a market for our shares ever develops, of which there can be no assurance, we may use restricted shares of our common stock to compensate employees/consultants and independent contractors wherever possible.  Based on our available cash of approximately $511 on December 31, 2011, we do not have adequate cash on hand to cover our anticipated expenses for the next 12 months.  If we fail to raise a significant amount of capital, we may need to significantly curtail or cease operations in the near future.  These conditions have caused our auditors to raise substantial doubt about our ability to continue as a going concern.  Consequently, the audit report prepared by our independent public accounting firm relating to our financial statements for the year ended December 31, 2011 included a going concern explanatory paragraph.

We have become a public company and, by doing so, have incurred and will continue to incur additional significant expenses for legal, accounting and related services.  Since we became a public entity, subject to the reporting requirements of the Securities Exchange Act of 1934, we are incurring ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements.  These obligations will reduce our ability and resources to fund other aspects of our business.  We will reduce the compensation levels paid to management if there is insufficient cash generated from operations to satisfy these costs.

There are no current plans to seek private investment.  We do not have any current plans to raise funds through the sale of securities.  We hope to be able to use our status as a public company to enable us to use non-cash means of settling obligations and compensate persons and/or firms providing services or products to us, although there can be no assurances that we will be successful in any of those efforts.  We believe that the perception that many people have of a public company make it more likely that they will accept restricted securities from a public company as consideration for indebtedness to them than they would from a private company.  We have not performed any studies of this matter.  Our conclusion is based on our own beliefs.  Issuing shares of our common stock to such persons instead of paying cash to them would increase our chances to expand our business.  Having shares of our common stock may also give persons a greater feeling of identity with us which may result in referrals.  However, these actions, if successful, will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material.  Such issuances may also serve to enhance existing management’s ability to maintain control because the shares may be issued to parties or entities committed to supporting existing management.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, obligations under any guarantee contracts or contingent obligations.  We also have no other commitments, other than the costs of being a public company that will increase our operating costs or cash requirements in the future.

Recent Accounting Pronouncements

In May 2011, FASB issued ASU No. 2011-04 “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Some of the amendments clarify the Board’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. ASU 2011-04 shall be effective for public entities for interim and annual periods beginning after December 15, 2011, and should be applied prospectively. Early adoption is not permitted for public entities. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011, and should be applied prospectively. Nonpublic entities may elect to apply the amendments early, but no earlier than interim periods beginning after December 15, 2011. We do not expect that the adoption of ASU 2011-04 will have a material effect on our financial statements.

In June 2011, FASB issued ASU No. 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.”  Under the amendments to Topic 220, “Comprehensive Income,” in this Update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments in this update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. Early adoption is permitted.  We do not expect that the adoption of ASU 2011-05 will have a material effect on our financial statements.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, we are not required to provide this information.

Item 8. Financial Statements and Supplementary Data.

The financial statements filed as part of this annual report follow.

LONE PINE HOLDINGS, INC.

(FORMERLY AUSTRALIAN FOREST INDUSTRIES, INC. AND SUBSIDIARY)

  FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Lone Pine Holdings, Inc.

We have audited the accompanying balance sheets of Lone Pine Holdings, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related statements of operations, stockholders' deficit, and cash flows for each of the two years in the period ended December 31, 2011.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Loan Pine Holdings, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred substantial accumulated deficits and operating losses and will require additional financing in 2012 to meet its obligations. These issues lead to substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Friedman LLP
East Hanover, New Jersey
March __, 2012

LONE PINE HOLDINGS, INC.
BALANCE SHEETS
DECEMBER 31, 2011 AND 2010

ASSETS

	2011	2010

CURRENT ASSETS
Cash	$511	$1,026

TOTAL ASSETS	$511	$1,026

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Loan Payable, Principal Shareholder	$40,475	$40,475
Accrued expenses	22,542	47,503
Promissory notes	70,000	-

TOTAL CURRENT LIABILITIES	133,017	87,978

STOCKHOLDERS' (DEFICIT)
Preferred stock, par value $0.001, 5,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, par value $0.001, 145,000,000 shares
authorized, 2,577,371 issued and outstanding	2,577	2,577
Additional paid-in capital	4,915,774	4,915,774
Accumulated deficit	(5,050,857)	(5,005,303)

Total Stockholders' (Deficit)	(132,506)	(86,952)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$511	$1,026

The accompanying notes are an integral part of these financial statements.

LONE PINE HOLDINGS, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative expenses	40,721	49,977

Total operating expenses	40,721	49,977

INCOME BEFORE OTHER INCOME (EXPENSE)	(40,721)	(49,977)

OTHER EXPENSE
Interest expense	(4,833)	-

Total other income (expense)	(4,833)	-

NET LOSS	(45,554)	(49,977)

NET LOSS - PER SHARE, BASIC AND DILUTED SHARES	$(0.02)	$(0.02)

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING -
BASIC AND DILUTED	2,577,371	2,577,371

The accompanying notes are an integral part of these financial statements.

LONE PINE HOLDINGS, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	Preferred Stock		Common Stock		Additional
	Series A				Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2010	-	$-	2,577,371	$2,577	$4,915,774	$(4,955,326)	$(36,975)

Net (Loss) for the year ended December 31, 2010	-	-	-	-	-	(49,977)	(49,977)

Balance, December 31, 2010	-	$-	2,577,371	$2,577	$4,915,774	$(5,005,303)	$(86,952)

Net (Loss) for the year ended December 31, 2011	-	-	-	-	-	(45,554)	(45,554)

Balance, December 31, 2011	-	$-	2,577,371	$2,577	$4,915,774	$(5,050,857)	$(132,506)

The accompanying notes are an integral part of these financial statements.

LONE PINE HOLDINGS, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(45,554)	$(49,977)

Adjustments to reconcile net loss to cash
used in operating activities:

Increase (Decrease) in accrued expenses	(24,961)	18,003

Cash used in operating activities	(70,515)	(31,974)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from promissory note	70,000	-
Proceeds from loan from principal shareholder	-	33,000

Net cash provided by financing activities	70,000	33,000

NET INCREASE (DECREASE) IN CASH	$(515)	$1,026

CASH BEGINNING OF YEAR	1,026	-

CASH END OF YEAR	$511	$1,026

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

CASH PAID DURING THE YEAR FOR:
Interest expense	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

NOTE 1 - BASIS OF PRESENTATION AND NATURE OF BUSINESS

Nature of Business

Lone Pine Holdings, Inc. (the “Company”), through its former wholly owned subsidiary Integrated Forest Products Pty Ltd (“Integrated”), previously operated a saw mill in Australia which cut pine timber into building products to supply the commercial and residential industry along the eastern coast of Australia. In July 2007, its wholly owned subsidiary in Australia was put into receivership and has formerly discontinued its operations. In connection with the receivership, the receiver formed a new Australian wholly owned subsidiary, Australian Forest Industries, Ltd., and exchanged all of the shares of Integrated for Australian Forest Industries, Ltd. shares. On October 15, 2008, the board of Directors of the Company approved the transfer of all the outstanding shares of Australian Forest Industries, Ltd., its operating subsidiary that had been placed in receivership, to the principal shareholders and Directors, personally. Subsequent to the spin out, the Company became a non-operating shell company. As the Company does not currently engage in any business activities, it is looking for a suitable candidate for acquisition or merger that does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Going Concern

As shown in the accompanying financial statements, the Company incurred a loss of $45,554 in 2011 and $49,977 in 2010 and had an accumulated deficit of $5,050,857 and $5,005,303 at December 31, 2011 and 2010, respectively.  Management in October 2008 dissolved the saw mill operations in Australia which was in receivership, spun out the bankrupt subsidiary and is currently looking for a merger candidate for the public shell. Our short term liquidity needs are principally related to our operating expenses. It is expected that this will get funded by our principal stockholder or through the further issuance of note payables. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments as a result of this uncertainty.

NOTE 2 –CHANGE OF CONTROL

Baytree Capital Associates LLC (“Baytree”) has obtained a controlling interest in the Company’s common shares pursuant to a Stock Purchase Agreement that it entered into with each of the Company’s prior directors, their affiliate and their immediate family members. One of the selling shareholders under the Stock Purchase Agreement was Timbermans Group, which owned approximately 54.3% of the Company’s share capital and was affiliated with each of the Company’s aforementioned directors. Although Timbermans Group was owned by these directors, it was placed into a form of receivership under Australian law, and the contractual decision to enter into the contract for the sale of shares was made by its Receiver, PricewaterhouseCoopers, rather than the shareholders.

Under the Stock Purchase Agreement dated November 26, 2008, Baytree purchased 2,385,000 shares of the Company’s common stock in exchange for $448,125. As a condition to the sale under the Stock Purchase Agreement, the Company’s directors and officers needed to resign, and Baytree arranged with those directors and officers to have William S. Rosenstadt appointed as sole director and executive officer. Effective as of December 20, 2011, the Board of Directors of Lone Pine Holdings, Inc. accepted the voluntary resignation of William S. Rosenstadt as director and officer of the company. Concurrently with Mr. Rosenstadt's resignation, the Board of Directors appointed Gianluca Cicogna Mozzoni as its sole director, president, chief executive officer, chief financial officer, treasurer and secretary of the company effective as of December 20, 2011.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Net Loss Per Common Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options and warrants for which the market price exceeds exercise price, less shares which we could have purchased with related proceeds. There were 700,000 and 0 anti-dilutive shares at December 31, 2011 and 2010, respectively.

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

Recent Accounting Pronouncements

In May 2011, FASB issued ASU No. 2011-04 “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Some of the amendments clarify the Board’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. ASU 2011-04 shall be effective for public entities for interim and annual periods beginning after December 15, 2011, and should be applied prospectively. Early adoption is not permitted for public entities. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011, and should be applied prospectively. Nonpublic entities may elect to apply the amendments early, but no earlier than interim periods beginning after December 15, 2011. The Company does not expect that the adoption of ASU 2011-04 will have a material effect on its financial statements.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2011 and December 31, 2010, respectively, the Company received advances from the principal shareholder in the amount of $0 and $33,000 to pay professional fees other than legal fees. The legal fees for the year ended December 31, 2011 and 2010 were $18,120 and $1,938, respectively; they were incurred by Sanders Ortoli Vaughn-Flam Rosenstadt LLP of whom William Rosenstadt, President and former CEO of The Company, is a partner. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment (see Note 3).

NOTE 5 - INCOME TAXES

Due to the uncertainty of utilizing the approximately $597,531 and $551,977 in net operating losses, which could be subject to Section 382 limitations, for the periods ended December 31, 2011 and December 31, 2010 respectively, and recognizing the deferred tax assets, an offsetting valuation allowance has been established.

Federal, state and local income tax returns for years prior to 2007 are no longer subject to examination by tax authorities.

NOTE 6 – CONVERTIBLE PROMISSORY NOTES

On March 18, 2011 and May 20, 2011, Heriot Holdings Limited loaned the Company $30,000 and $40,000 (the “Principal Amount”) pursuant to convertible promissory notes at a rate of 10% per annum, until the Principal Amount is repaid. The then-outstanding Principal Amounts and any interest accrued thereon may be converted at any time, at the holder’s option, into shares of the Company’s common stock at a price of $0.10.

NOTE 7 - SUBSEQUENT EVENTS

On February 1, 2012 and March 7, 2012, The Somerset Trust loaned the Company $10,000 on each date (the “Principal Amount”) pursuant to convertible promissory notes at a rate of 10% per annum, until the Principal Amount is repaid. The then-outstanding Principal Amount and any interest accrued thereon may be converted at any time, at the holder’s option, into shares of the Company’s common stock at a price of $0.10.  The principal and accrued interest under these notes were converted into 201,400 shares of common stock on March 15, 2012.

The principal and accrued interest under the convertible promissory notes held by Heriot Holdings Limited (see Note 6) were converted into 764,900 shares of common stock on March 19, 2012.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

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

Prior to March 31, 2010, we did not consult with Friedman regarding (1) the application of accounting principles to a specified transactions, (2) the type of audit opinion that might be rendered on our financial statements, (3) written or oral advice was provided that would be an important factor considered by us in reaching a decision as to an accounting, auditing or financial reporting issues, or (4) any matter that was the subject of a disagreement.

Item 9A.  Controls and Procedures.

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

Responsibility for Internal Controls —  Management is also responsible for establishing and maintaining adequate internal controls over financial reporting.  These internal controls consist of policies and procedures that are designed to assess and monitor the effectiveness of the control environment including: risk identification, governance structure, delegations of authority, information flow, communications and control activities.  While no system of internal controls can ensure elimination of all errors and irregularities, our internal controls, which are reviewed and modified in response to changing conditions, have been designed to provide reasonable assurance that assets are safeguarded, policies and procedures are followed, transactions are properly executed and reported, and appropriate disclosures are made.  The concept of reasonable assurance is based on the recognition that there are limitations in all systems of internal control and that the costs of such systems should be balanced with their benefits.

Report on Internal Control Over Financial Reporting — Management has evaluated our internal control over financial reporting as of December 31, 2011.  This evaluation was based on criteria for effective internal control over financial reporting set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management has concluded that our internal control over financial reporting is effective as of December 31, 2011.  This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Report on Disclosure Controls and Procedures — As of December 31, 2011, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, management concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our periodic filings under the Exchange Act is accumulated and communicated to us to allow timely decisions regarding required disclosures, and such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Officers and Directors

We currently have one executive officer who also serves as the sole member of our board of directors, as follows:

Name	Age	Position
Gianluca Cicogna Mozzoni	48	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director

The following is biographical information on our sole director and officer:

Mr. Cicogna Mozzoni, who joined us on December 20, 2011, has been a consultant at Baytree Capital Associates, LLC, our controlling shareholder, since June 2008 and has over 25 years of experience investing in private and public companies and structuring cross-border transactions.  Prior to joining Baytree Capital, Mr. Cicogna Mozzoni worked at the Zanett Group in New York from 1995, where he was involved in advising and investing in early-stage private and public companies.  Mr. Cicogna Mozzoni has invested in and managed businesses in a broad range of industries. Since March 2, 2012, Mr. Cicogna Mozzoni has also been the President, Chief Executive Officer, Secretary, Chief Financial Officer and a director of Beauty Brands Group, Inc. From February 2008 to October 2008, Mr. Cicogna Mozzoni served as director for Morlex, Inc.  Mr. Cicogna Mozzoni graduated with honors in economics from the University of Buckingham, U.K.

We do not have an employment agreement with Mr. Cicogna Mozzoni, nor do we anticipate compensating Mr. Cicogna Mozzoni for serving as our officer and director.  There are no arrangements or understandings between Mr. Cicogna Mozzoni and any other persons pursuant to which Mr. Cicogna Mozzoni was selected as director, nor are there any transactions between us and Mr. Cicogna Mozzoni in which he has a direct or indirect material interest required to be reported pursuant to the rules and regulations of the SEC.  Mr. Cicogna Mozzoni is highly qualified to serve as our director with his extensive hands-on experience advising, building and managing companies.

Possible Potential Conflicts

No member of management is or will be required by us to work on a full-time basis.  Accordingly, certain conflicts of interest may arise between us and our officer(s) and director(s) in that they may have other business interests in the future to which they devote their attention, and they may be expected to continue to do so although management time must also be devoted to our business.  As a result, conflicts of interest may arise that can be resolved only through their exercise of such judgment as is consistent with each officer’s understanding of his fiduciary duties to us.

Currently, we have only one officer and director.  We are in the process of seeking to add additional officers and/or directors as and when the proper personnel are located and terms of employment are mutually negotiated and agreed.

Board of Directors

All directors hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected.  All officers are appointed annually by the board of directors and, subject to existing employment agreements (of which there are currently none), serve at the discretion of the board. Currently, directors receive no compensation for their role as directors but may receive compensation for their role as officers.

Committees of the Board of Directors

Concurrent with having sufficient members and resources, our board of directors will establish an audit committee and a compensation committee.  We believe that we will need a minimum of five directors to have effective committee systems. The audit committee will review the results and scope of the audit and other services provided by the independent auditors and review and evaluate the system of internal controls.  The compensation committee will manage a stock option plan and review and recommend compensation arrangements for officers. No final determination has yet been made as to the memberships of these committees or when we will have sufficient members to establish committees.

All directors will be reimbursed by us for any expenses incurred in attending directors’ meetings provided that we have the resources to pay these fees.  We will consider applying for officers and directors liability insurance at such time when we have the resources to do so.

Director Positions in Other Public Companies

Our sole director holds no directorship in a company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of such act.  Our director holds no directorship in a company registered as an investment company under the Investment Company Act of 1940.

Legal Proceedings

No officer, director, persons nominated for such positions, promoter or significant employee has been involved in the last ten years in any of the following:

•	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

•
Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated;

•
Being the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (i) any Federal or state securities or commodities law or regulation, (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; and

•
Being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Conduct

We do not have an audit or compensation committee.  Neither do we have a standing nominating committee or any committee performing a similar function.  For the above reasons, we have not adopted a code of ethics.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes of ownership with the Securities and Exchange Commission.  Executive officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Item 11. Executive Compensation.

We have not paid in either of 2011 or 2010 any annual or long-term compensation through the latest practicable date to our chief executive officer and sole director or to any executive officers or directors who held such positions during 2011 or 2010.

Summary Compensation Table

		Annual Compensation			Long Term Compensation Awards		Payouts

Name and Principal Position	Year Ended Dec. 31	Salary ($)	Bonus	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options/SARs	LTIP Payouts	All Other Compensation

Gianluca Cicogna Mozzoni President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary	2011 2010	- -	- -	- -	- -	- -	- -	- -

William S. Rosenstadt Former Chief Executive Officer and Chief Financial Officer	2011 2010	- -	- -	- -	- -	- -	- -	- -
_______________
*       Mr. Rosenstadt resigned as our sole officer and director effective December 20, 2011.

Employment Contracts

There is no employment agreement with Mr. Cicogna Mozzoni at this time and no agreement for compensation in the future.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding the beneficial ownership of the shares of the common stock (the only class of shares  previously  issued by us) at March 21, 2012, by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock,  (ii) each of our directors,  (iii) each of our executive officers, and (iv) by all of our directors and executive officers as a group.  Each person named in the table has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our address.

Title of Class	Name of Beneficial Owner	Shares of Common Stock	Percent of Class

Common Stock	Baytree Capital Associates, LLC	2,385,000	67.3%

Common Stock	The Somerset Trust	201,400	5.7%

Common Stock	Heriot Holdings Limited	764,900	21.6%

Directors and officers as a group		0	-

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In October 2008, Baytree Capital Associates, LLC (“Baytree”) obtained a controlling interest in our common stock pursuant to a stock purchase agreement that it entered into with each of our then directors, their affiliates and their immediate family members.  One of the selling shareholders under the stock purchase agreement was Timbermans Group, which owned approximately 54.3% of our shares and was an affiliate of each of our then directors.  Although Timbermans Group was owned by our former directors, it has been placed into a form of receivership under Australian law, and the contractual decision to enter into the contract for the sale of shares was made by its receiver, PricewaterhouseCoopers, rather than its shareholders.

Under its stock purchase agreement, Baytree purchased 2,385,000 shares of our common stock, or 91.2% of our outstanding shares of common stock, in exchange for $448,125.  We are not aware of Baytree entering into a loan to obtain the funds used in the purchase of those shares.  As a condition to the sale under the stock purchase agreement, our then directors and officers resigned, and Baytree arranged with those directors and officers to have William S. Rosenstadt appointed as our sole director and executive officer in January 2010.

Our current office and mailing address is 40 Wall Street, 58th Floor, New York, New York, which is provided to us by our majority stockholder and serves as our principal executive offices.  Prior to December 20, 2011, the date our current sole officer and director was appointed, our office and mailing address was 501 Madison Avenue, New York, New York, which was provided to us by William S. Rosenstadt, our former sole officer and director, and served as our principal executive offices.  We paid no rent in 2011 for use of these facilities.  There are no written lease agreements.

The legal fees for the years ended December 31, 2011 and 2010 were $18,120 and $21,938, respectively, which were incurred by Sanders Ortoli Vaughn-Flam Rosenstadt LLP, of which William S. Rosenstadt, who served as our Chief Executive Officer and Chief Financial Officer from January 2010 to December 2011, is a partner.

We currently have no independent directors.

Item 14. Principal Accountant Fees and Services.

	Year Ended December 31, 2011		Year Ended December 31, 2010

Audit Fees		$13,000	$15,000
Audit Related Fees	$		$0
Tax Fees	$		$0
All Other Fees	$		$0
		$13,000	$15,000

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

Audit Committee Approval

We currently do not have an audit committee.  However, our board of directors has approved the services described above.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit Number and Exhibit Description

31.1	Certification of Principal Executive Officer and Acting Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Acting Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONE PINE HOLDINGS, INC.

By:/s/ Gianluca Cicogna Mozzoni
Gianluca Cicogna Mozzoni
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary
(principal executive officer and principal financial and accounting officer)

Date: March 21, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:/s/ Gianluca Cicogna Mozzoni
Gianluca Cicogna Mozzoni
Director

Date: March 21, 2012