Form 10-K/A
period 2011-12-31
Lone Pine Holdings, Inc
filed 2012-04-24
CIK 1083743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

Lone Pine Holdings, Inc. (the “Company”) hereby files this Amendment No. 1 to its annual report on Form 10-K for the year ended December 31, 2011, originally filed with the U.S. Securities and Exchange Commission on March 23, 2012 (the “Original Report”), to include the date of the Report of Independent Registered Public Accounting Firm on page F-2, which was inadvertently omitted.

Except as stated above, no disclosure contained in any item of the Original Report is being amended, updated or otherwise revised.  This Amendment No. 1 to Form 10-K speaks as of the original filing date of the Original Report, does not reflect any events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Original Report.

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
March 23, 2012

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

Date: April 24, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:/s/ Gianluca Cicogna Mozzoni
Gianluca Cicogna Mozzoni
Director

Date: April 24, 2012