Form 10-Q
period 2012-03-30
Lone Pine Holdings, Inc
filed 2012-05-11
CIK 1083743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________________ to ______________

Commission file number 000-25909

Lone Pine Holdings, Inc.
(Exact name of small business issuer as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	86-0931332 (I.R.S. Employer Identification No.)

40 Wall Street, 58th Floor
New York, NY 10005
(Address of principal executive offices, zip code)

Issuer's telephone number: (212) 509-1700

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

The number of shares outstanding of the registrant’s common stock, as of May 10, 2012, was 3,543,671 shares.

LONE PINE HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

LONE PINE HOLDINGS, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2012	2011
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,569	$511

TOTAL ASSETS	$4,569	$511

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Loan payable, principal shareholder	40,475	40,475
Accrued expenses	20,456	22,542
Promissory note	-	70,000

TOTAL CURRENT LIABILITIES	60,931	133,017

STOCKHOLDERS' (DEFICIT)
Preferred stock, par value $0.001, 5,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, par value $0.001, 145,000,000 shares
authorized at March 31, 2012 and December 31, 2011; 3,543,671 and 2,577,371
issued and outstanding	3,543	2,577
Additional paid-in capital	5,011,438	4,915,774
Accumulated deficit	(5,071,343)	(5,050,857)

Total Stockholders' (Deficit)	(56,362)	(132,506)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$4,569	$511

The accompanying notes are an integral part of these condensed financial statements.

LONE PINE HOLDINGS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2012	2011

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative expenses	18,689	12,000

Total operating expenses	18,689	12,000

INCOME BEFORE OTHER INCOME (EXPENSE)	(18,689)	(12,000)

OTHER EXPENSE
Interest expense	(1,797)	(108)
Total other income (expense)	(1,797)	(108)

NET LOSS	(20,486)	(12,108)

NET (LOSS) PER BASIC AND DILUTED SHARES	$(0.01)	$(0.00)

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING
BASIC AND DILUTED	2,724,267	2,577,371

The accompanying notes are an integral part of these condensed financial statements.

LONE PINE HOLDINGS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(20,486)	$(12,108)

Adjustments to reconcile net (loss) to cash
(used in) operating activities:

Increase (decrease) in accrued expenses	4,544	(5,892)

Cash used in operating activities	(15,942)	(18,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from promissory note	20,000	30,000
Net cash provided by financing activities	20,000	30,000

NET INCREASE (DECREASE) IN CASH	$4,058	$12,000

CASH BEGINNING OF PERIOD	511	1,026

CASH END OF PERIOD	$4,569	$13,026

SUPPLEMENTAL DISCLOURE OF NON-CASH
INFORMATION:
Stock issued for conversion of notes payable and accrued interest	$96,630	$-

The accompanying notes are an integral part of these condensed financial statements.

LONE PINE HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND NATURE OF BUSINESS

Nature of Business

Lone Pine Holdings, Inc. (the “Company”), through its former wholly owned subsidiary Integrated Forest Products Pty Ltd (“Integrated”), previously operated a saw mill in Australia which cut pine timber into building products to supply the commercial and residential industry along the eastern coast of Australia. In July 2007, its wholly owned subsidiary in Australia was put into receivership and has formerly discontinued its operations. In connection with the receivership, the receiver formed a new Australian wholly owned subsidiary, Australian Forest Industries, Ltd., and exchanged all of the shares of Integrated for Australian Forest Industries, Ltd. shares. On October 15, 2008, the board of Directors of the Company approved the transfer of all the outstanding shares of Australian Forest Industries, Ltd., its operating subsidiary that had been placed in receivership, to the principal shareholders and Directors, personally. Subsequent to the spin out, the Company became a non-operating shell company. As the Company does not currently engage in any business activities, it is looking for a suitable candidate for acquisition or merger that does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense and loss of voting control which may occur in a public offering.

Basis of Presentation

The accompanying condensed unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company's annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the December 31, 2011 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year. These results are not necessarily indicative of the results to be expected for the full year.

These condensed unaudited financial statements reflect all adjustments, including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

Going Concern

As shown in the accompanying financial statements, the Company incurred a loss from continuing operations of $20,486 during the three months ended March 31, 2012 and has an accumulated deficit of $5,071,343 at March 31, 2012. Management in October 2008 dissolved the saw mill operations in Australia which was in receivership, spun out the bankrupt subsidiary and is currently looking for a merger candidate for the public shell. Our short term liquidity needs are principally related to our operating expenses. It is expected that this will get funded by our principal stockholder or through the further issuance of note payables. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments as a result of this uncertainty.

Revisions and Reclassifications

The Company has changed the classification of interest expense totaling $108 at March 31, 2011 from general and administrative expenses to interest expense to conform to the Company’s policy.

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

Net Loss Per Common Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options and warrants for which the market price exceeds exercise price, less shares which we could have purchased with related proceeds. There were 0 and 300,000 anti-dilutive shares at March 31, 2012 and 2011, respectively.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2012 and December 31, 2011, respectively, the Company received advances from the principal shareholder in the amount of $0. The legal fees for the three months ended March 31, 2012 and 2011 were $0 and $3,000, respectively; they were incurred by Sanders Ortoli Vaughn-Flam Rosenstadt LLP of whom William Rosenstadt, former President and CEO of the Company, is a partner. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment (see Note 2).

NOTE 4 - INCOME TAXES

Due to the uncertainty of utilizing the approximately $618,017 and $597,531 in net operating losses, which could be subject to Section 382 limitations, for the periods ended March 31, 2012 and December 31, 2011 respectively, and recognizing the deferred tax assets, an offsetting valuation allowance has been established.

Federal, state and local income tax returns for years prior to 2008 are no longer subject to examination by tax authorities.

NOTE 5 - CONVERTIBLE PROMISSORY NOTES

On March 18, 2011 and May 20, 2011, Heriot Holdings Limited loaned the Company $30,000 and $40,000 (the “Principal Amount”) pursuant to convertible promissory notes at a rate of 10% per annum, until the Principal Amount is repaid. The then-outstanding Principal Amounts and any interest accrued thereon may be converted at any time, at the holder’s option, into shares of the Company’s common stock at a price of $0.10. The principal and accrued interest under the convertible promissory notes held by Heriot Holdings Limited were converted into 764,900 shares of common stock on March 19, 2012.

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

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations may contain "forward-looking statements."  The terms "believe," "anticipate," "intend," "goal," "expect" and similar expressions may identify forward-looking statements. These forward-looking statements represent our current expectations or beliefs concerning future events. The matters covered by these statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. The foregoing list should not be construed as exhaustive, and we disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation that the strategy, objectives or other of our plans will be achieved. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

Overview

Our former subsidiaries, Integrated Forest Products Pty Ltd (“Integrated”) and Timbermans Group Pty Ltd (“Timbermans”), went into administration in Australia (in the United States, this is similar to a Chapter 11 bankruptcy).  On July 31, 2007, Price Waterhouse Coopers LLP was appointed Receivers and Managers of both Integrated and Timbermans.  Also, on this same date, Deloitte was appointed Liquidator of Timbermans.  Romanis Cant was appointed Liquidator of Integrated on October 18, 2007.  The business operations of Integrated were continued until November 30, 2007, when all of the assets of Integrated were offered for sale as a going concern.

In connection with the receivership, the receiver formed a new Australian wholly-owned subsidiary, Australian Forest Industries, Ltd., and exchanged all of the shares of Integrated for Australian Forest Industries, Ltd. shares.  On October 15, 2008, the board of directors of the Company approved the transfer of all the outstanding shares of Australian Forest Industries, Ltd. to the principal shareholders and directors, personally.  Subsequent to the spin out, the Company became a non-operating shell company.

We incurred a net loss of $20,486 for the three months ended March 31, 2012 and have an accumulated deficit of $5,071,343 as of March 31, 2012. Because of the dissolution of the business and the liquidation of all liabilities, our current business objective for the next 12 months is to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly-held corporation.  We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

We do not currently engage in any business activities that provide us with positive cash flows.  As such, the costs of investigating and analyzing business combinations for the next approximately 12 months and beyond will be paid through funds from financing to be obtained.

During the next 12 months, we anticipate incurring costs related to the filing of Exchange Act reports and costs relating to consummating an acquisition.  We believe we will be able to meet these costs with amounts to be loaned to or invested in us by our principal stockholder or other investors.

We may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital.  In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense and loss of voting control which may occur in a public offering.

Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings.  In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies.  In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Results of Operations - Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Net loss for the three months ended March 31, 2012 was $20,486, compared to a net loss of $12,108 for the three months ended March 31, 2011.  All of the losses in the 2011 and 2012 periods were from continuing operations related to accounting, legal and transfer agent fees, and interest expense related to the convertible promissory notes.  Apart from looking for a merger candidate, we have no current operations or employees.

Liquidity and Capital Resources

Cash used in operating activities was $15,942 for the three months ended March 31, 2012, compared to cash used in operating activities of $18,000 for the three months ended March 31, 2011.  We realized $20,000 net cash provided by financing activities for the three months ended March 31, 2012, and realized $30,000 in net cash provided by financing activities for the three months ended March 31, 2011.

As of March 31, 2012, we had negative working capital of $56,362, compared to negative working capital of $132,506, at March 31, 2011.

We do not have sufficient funds to continue our operating activities. Future operating activities are expected to be funded by loans or investments from our principal stockholder until we begin to raise capital from non-affiliates or generate cash flows from operations.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

Not required.

Item 4.  Controls and Procedures.

(a) Disclosure Controls and Procedures.

As of the end of the period covered by this Form 10-Q, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures.”  We conducted this evaluation under the supervision and with the participation of management, being Gianluca Cicogna Mozzoni, our President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary.

(i) Evaluation of Disclosure Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed with the objective of ensuring that information required to be disclosed in our periodic reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As defined by the SEC, such disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to management, being Gianluca Cicogna Mozzoni, our President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary, in such a manner as to allow timely disclosure decisions.

(ii) Conclusions with Respect to Our Evaluation of Disclosure Controls and Procedures.

Our President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary determined that, as of the end of the period covered by this report, these controls and procedures are adequate and effective in alerting him in a timely manner to material information relating to us required to be included in our periodic SEC filings.

(b) Changes in Internal Control over Financial Reporting.

In and since the quarter ended March 31, 2012, there have been no changes in our internal controls over financial reporting that could significantly affect these controls.

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings.

None

Item 1A.  Risk Factors.

There are no material changes in the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On March 18, 2011 and May 20, 2011, Heriot Holdings Limited loaned the Company $30,000 and $40,000 (the “Principal Amount”) pursuant to convertible promissory notes at a rate of 10% per annum, until the Principal Amount is repaid. The then-outstanding Principal Amounts and any interest accrued thereon may be converted at any time, at the holder’s option, into shares of the Company’s common stock at a price of $0.10. The principal and accrued interest under the convertible promissory notes held by Heriot Holdings Limited were converted into 764,900 shares of common stock on March 19, 2012.

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

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Mine Safety Disclosures.

None

Item 5.  Other Information.

None

Item 6.  Exhibits.

Exhibit Index:

Exhibit 31.1 - Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

Exhibit 32.1 - Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

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
101.CAL - XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF - XBRL Taxonomy Extension Definition Linkbase Document
101.LAB - XBRL Taxonomy Extension Label Linkbase Document
101.PRE - XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LONE PINE HOLDINGS, INC.

/s/  Gianluca Cicogna Mozzoni
Gianluca Cicogna Mozzoni
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary

Date: May 11, 2012