Form 10-K
period 2012-06-30
Flux Power Holdings, Inc.
filed 2012-09-28
CIK 1083743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-25909

FLUX POWER HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	86-0931332
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

2240 Auto Park Way, Escondido, California	92029
(Address of principal executive offices)	(Zip code)

877-505-3589

(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes   ☐   No   ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes   ☐   No   ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☑   No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☑   No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.         ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2011 was approximately $84,787 based upon the closing price of $0.29 per share as quoted for such date on the OTCQB. Shares of common stock held by each officer and director and by each person who is known to own 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of registrant’s common stock outstanding as of September 4, 2012 was 46,364,587.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check one): Yes ☐       No ☑

FLUX POWER HOLDINGS, INC.

FORM 10-K — ANNUAL REPORT

For the Fiscal Year Ended June 30, 2012

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Description of Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” below. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would,” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements include, among other things, statements relating to:

•	our anticipated growth strategies and our ability to manage the expansion of our business operations effectively;
•	our ability to maintain or increase our market share in the competitive markets in which we do business;
•	our ability to keep up with rapidly changing technologies and evolving industry standards, including our ability to achieve technological advances;
•	our dependence on the growth in demand for our products;
•	our ability to diversify our product offerings and capture new market opportunities;
•	our ability to source our needs for skilled labor, machinery, parts, and raw materials economically; and
•	the loss of key members of our senior management.

Also, forward-looking statements represent our estimates and assumptions only as of the date of this report. You should read this report and the documents that we reference and file as exhibits to this report completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this report only:

•	the “Company,” “FPH,” “Flux”,” “we,” “us,” and “our” refer to the combined business of Flux Power Holdings, Inc., formerly Lone Pine Holdings, Inc., a Nevada corporation and its subsidiary, Flux Power, Inc. (“Flux Power”), a California corporation;
•	“Exchange Act” refers the Securities Exchange Act of 1934, as amended;
•	“SEC” refers to the Securities and Exchange Commission; and
•	“Securities Act” refers to the Securities Act of 1933, as amended.

PART I

ITEM 1 — BUSINESS

Overview

We design, develop and sell rechargeable advanced energy storage systems. We have developed an innovative high power battery cell management systems (“BMS”) and have structured our business around this core technology. Our proprietary BMS provides three critical functions to our battery systems:

•	Cell Balancing: This is performed by adjusting the capacity of each cell in a storage system according to temperature, voltage, and internal impedance metrics. This cell balancing management assures longevity of the overall system.

•	Monitoring: This is performed by way of a physical connection to individual cells for monitoring voltage and performing calculations from basic metrics to determine remaining capacity and internal impedance. This monitoring assures accurate measurements to best manage the system and assure longevity.

•	Error reporting: This is performed by analyzing data from system monitoring and making decisions on whether the system is operating out of normal specifications. This error reporting is crucial to system management as it ensures ancillary devices are not damaging the storage system and will give the operator an opportunity to take corrective action to maintain long overall system life.

Using our proprietary battery management system technology, we are able to offer completely integrated energy storage solutions or custom modular standalone systems to our clients. In addition, we have also developed a suite of complementary technologies and products that accompany and enhance the abilities of our core BMS products to meet the needs of the growing advanced energy storage market.

History

We were organized by the filing of Articles of Incorporation with the Nevada Secretary of State on September 21, 1998 under the name Oleramma, Inc. Since our inception, we have engaged in the business of marketing consumer products through interactive website to the operation of a saw mill in Australia which cut pine timber into building products to supply the commercial and residential industry along the eastern coast of Australia. Since 2008, we have ceased as an operating company and in 2010, we began seeking a merger candidate.

Since our inception, we have had the following name changes:

April 1999	BuckTV.com
November 2002	Multi-Tech International, Corporation
September 2003	Australian Forest Industries
January 2010	Lone Pine Holdings, Inc.
May 2012	Flux Power Holdings, Inc.

On June 14, 2012, we completed the acquisition of Flux Power, Inc., a California corporation (the “Reverse Acquisition”) pursuant to that certain Securities Exchange Agreement dated May 18, 2012 (“Exchange Agreement”) by and among Flux Power, Inc., a California corporation (the “Flux Power”) and its shareholders, Mr. Chris Anthony, Esenjay Investments, LLC, and Mr. James Gevarges (collectively the “Flux Power Shareholders”). In connection with the Reverse Acquisition, we purchased 100% of the issued and outstanding shares of common stock of Flux Power from the Flux Power Shareholders in exchange for 37,714,514 newly issued shares our common stock (“Exchange Shares”) based on an exchange ratio of 2.9547039 (“Share Exchange Ratio”). As a result of the Reverse Acquisition, the Flux Power Shareholders collectively own approximately 91% of the issued and outstanding shares of our common stock, and Flux Power became our wholly-owned operating subsidiary. In connection with the Reverse Acquisition, we changed our name from “Lone Pine Holdings, Inc.” to “Flux Power Holdings, Inc.” The name change was effective under Nevada corporate law on May 23, 2012 pursuant to Articles of Merger that was filed with the Nevada Secretary of State. Pursuant to such Articles of Merger, we merged with our wholly-owned subsidiary, Flux Power Holdings, Inc. In accordance with Section 92A.180 of the Nevada Revised Statutes, shareholder approval of the merger/name change was not required. The Articles of Merger provided that, upon the effective date of the merger effective, our Articles of Incorporation would be amended as of such date to change our name to "Flux Power Holdings, Inc." Currently all of our business operations are conducted through our wholly-owned subsidiary, Flux Power.

Flux Power was conceived in 2008 to develop technologies for the advanced energy storage market. We were incorporated in the second quarter of fiscal year 2010 and began shipping prototype product in the second quarter of 2010 while continuing to develop our intellectual property portfolio. In 2011, our customer, Wheego, obtained a Federal Motor Vehicle Safety Standards validation for their electric vehicle which incorporated our batteries. In addition, we started shipping ancillary products to enhance our overall product line.

Our principal executive office is located at 2240 Autopark Way, Escondido, CA 92029. The telephone number at our principal executive office is (877) 505-3589 (FLUX).

DESCRIPTION OF OUR BUSINESS

Our Business

We are in the business of energy storage and battery management. In October 2009, we started to develop technologies for the advanced energy storage market and began shipping prototype product in the second quarter of 2010 while continuing to develop our intellectual property portfolio. In 2011, we began shipping Federal Motor Vehicle Safety Standards validated products and then started shipping ancillary products to enhance our overall product line.

Industry Background for the Energy Storage Market

The energy storage market has grown over recent years from one mostly reliant on lead acid technologies created in the 1800s to one leveraging advanced chemistries and the corresponding ability to store more energy in less space. Back-up power has increasingly grown to depend on telematics to accurately gauge system health. Electric vehicles have adopted lighter weight energy storage to increase range and payload abilities and grid management applications have sought to increase the cycle life of their systems to assure better returns on their investments over the long term. We believe that all of these needs will cause the advanced energy storage market to grow exponentially over the next 5 to 10 years.

Electric Vehicles

Electric vehicles are displacing traditional combustion vehicles for utility and passenger vehicle needs at an ever-growing rate as electric vehicle technology becomes more advanced and costs come down. Utility vehicles like lift trucks and service vehicles are a natural fit for electric power as they are often operated in confined or congested spaces where excess emissions from combustion vehicles is difficult to manage. Moreover, lowering these combustion motor emissions is a goal of many Federal and state agencies, which has also spurred adoption of electric technologies in this space. This adoption is further assisted by increased environmental consciousness on the part of consumers, which has increased sales of both hybrid electric and all electric vehicles. With the decreased costs per mile of electric vehicles and greatly reduced emissions we believe that this market segment will see fast growth.

Grid Management Solutions

Grid management ranges from simple back-up power to devices that assure the performance and reliability of electric transmission and distribution grids. In simple back-up power systems, the longevity of the system is crucial to maintaining up times and decreasing maintenance costs. Typical lead acid battery back-up power systems need cell replacement every two years, whereas advanced energy storage systems can last as long as ten years. Advanced energy storage has seen gains in storage for peak-shaving to lower electricity costs and in shifting load demands in solar and wind power applications. Grid managements systems in transmission networks at every level need frequency regulation to adjust for minute-to-minute frequency fluctuations in the grid due to demand and supply changes. Buffering with advanced energy storage systems provide services that are more cost effective and efficient versus running power plants at sub-optimal operating levels to meet demand. This practice also frees up power plant capacity normally reserved for frequency regulation and standby to produce more electricity and correlated revenues.

Battery Types

The most common battery technologies currently available to address the electric vehicle and grid management markets include the following:

Lead Acid Batteries: Lead acid is one of the most developed battery technologies as it has been in use since the 1800s. It is relatively easy to manufacture and is an inexpensive and ubiquitous energy storage medium. Automobile manufacturers use lead acid for starter batteries and lead acid has been used widely in electric vehicle and grid management solutions. Unfortunately, lead-acid batteries weigh more per unit of stored energy and have less power output per unit mass versus advanced energy storage system technologies and thus are not well suited for advanced applications such as grid management devices and electric vehicles. In addition, lead can be hazardous to the environment and there are efforts in many countries to phase this legacy technology out over time.

Nickel Batteries: Nickel batteries, NiCd (nickel cadmium) or NiMH (nickel metal hydride) are durable and inexpensive technologies with relatively high power. Unfortunately, cadmium is not a safe material and exposure can result in health hazard to humans and damage to the environment. An alternative to the toxic NiCd battery is NiMH, which has greater energy versus lead-acid batteries and is more suitable to a wider range of applications. These NiMH were used in early electric vehicles and some other bulk storage applications. Unfortunately, these chemistries are not as energy dense as advanced lithium batteries and thus are now being leveraged out of the advanced energy storage system market by more energy dense chemistries.

Legacy Lithium Chemistries: Lithium batteries are more energy dense versus lead-acid, NiCd or NiMH batteries and are more volumetrically and weight efficient. Introduced in the 1990s, lithium batteries made their way into portable electronics devices like laptop computers and cell phones. Unfortunately, early lithium cobalt was prone to heat issues when arranged in large groups and if a battery cell were compromised a fire or explosion could result. This attribute made early lithium batteries unsuitable for large grid management devices and electric vehicles. The cobalt in these early cells was also a more expensive metal versus the compounds used in modern lithium batteries.

Advanced Energy Storage Lithium Batteries: The current generation of advanced energy storage lithium batteries was developed in the late 1990s. These new chemistries improve upon energy density, volumetrics and weight metrics. There have also been great enhancements to the safety of these modern lithium batteries and heat and catastrophic failure issues do not plague advanced energy storage systems today. There has also been a significant increase in modern lithium batteries’ cycle life. This makes todays’ advanced energy storage systems the most conducive to electric vehicle and grid management use.

Other Technologies: Ultra capacitors and fuel cells have been proposed as potential replacements to lithium batteries. Ultra capacitors deliver high power and have an extended cycle life but suffer from poor energy density. This makes them suitable for small burst power needs but not for grid storage and electric vehicle devices. Fuel cells generate energy converting a fuel, typically hydrogen to energy. Fuel cell systems offer good energy density but are poor performers in terms of power and cycle life. Fuel cell systems are suitable for devices with small power needs and short life spans but are generally not suitable for use in electric vehicles and grid management devices.

Current Advanced Energy Storage Application Needs

There are a number of features required of advanced energy storage applications today, such as:

Target application power needs: An advanced energy storage system must be able to deliver the electrical power required. Electrical power, measured in watts, is the rate at which electrical energy is delivered. Electric vehicles, in particular, need enough power to assure smooth acceleration through a systems discharge curve and grid management systems need enough power to meet load demands.

Duration of charge: An advanced energy storage system must be able to provide a certain total amount of electrical energy. Total electrical energy is measured in watt hours and is the product of power and time. Advanced energy storage systems with greater energy can perform for a longer duration when compared to legacy technologies. The total electrical energy of an advanced energy storage system determines an electric vehicle’s range per charge and a grid management device’s total power.

High power needs: The energy that an advanced energy storage system can provide in total depends on the power requirements of the device in which it is installed. When an advanced energy storage system delivers higher power, the available energy of the advanced energy storage system is less than if it was delivering lower power. Advanced energy storage systems are better suited to deliver high power versus legacy lead acid. For example, the higher power required to push a vehicle like an electrically propelled boat through the water would be detrimental to legacy power technologies because their lack of ability to operate as efficiently in high power applications. Advanced energy storage systems are able to supply a high power required without detriment to the energy storage system.

Safe Operation: For almost all electric vehicle and grid management solutions the safety of an advanced energy storage system is of upmost importance. Legacy lead acid batteries tend to get hot with heavy operation and the toxic nature of these legacy chemistries can be troublesome in the event of a cell breach. Advanced energy storage systems focus on chemistries that do not violently react with oxygen so a cell breach is less likely to result in an explosion or fire.

Extended Life: The cycle life of an advanced energy storage system is the total number of times the system can be charged and discharged while still performing to specification in the device installed. Legacy lead acid technologies often do not perform to specification past a few hundred cycles in electric vehicle or grid management devices. In comparison, an advanced energy storage system can last five to ten times as long in the same device.

Volumetrics and weight: The weight and size of advanced energy storage systems are of crucial importance to both electric vehicle and grid management devices. In electric vehicles, where packaging space is precious, a lightweight system can greatly enhance range. In grid management devices that seek to extend current back-up power time benefit from better volumetrics and devices that shift load or peak-shave for improved average energy costs benefit from small advanced energy storage systems that keep connections between cells at a minimum.

Lowest Cost: Advanced energy storage systems provide power dense solutions with extended cycle life which, together, equate to very cost conscious solutions for most applications in the electric vehicle and grid management market segments. We believe that, in our products, advanced energy storage systems can cost much less than legacy lead acid technologies over the course of device operation.

Our Products and Services

We seek to gain market share in the advanced energy storage segment with our system technologies that extend life, add much needed safety mechanisms, and communication and cycle life memory tools. We are focused on cell and system management tools. From our modular 12v energy storage solutions to stackable charging, we provide the building blocks to create custom systems designed for a diverse set of applications. Whether it is vehicle or grid storage systems, we provide capable systems that meet cost and performance targets which we believe, in many cases and based on the life cycle data of the lead acid batteries provided by the manufacturers, outperform traditional lead acid technologies on both metrics. Our systems use lithium-ion cells that are denser in energy than traditional lead acid batteries, which allow our batteries to hold more charge over the same weight. In addition, our Battery Management System protects the lithium-ion batteries enabling the lithium-ion batteries to reach their full life and cycle potential and outlasting lead acid based batteries which would have to be replaced and thereby adding additional costs over the same time period. Our systems manage individual cells and their charge cycles, which generally allows for more consistent discharge capability and ease of maintenance over an unmanaged battery. Through our Battery Management System, we have enhanced battery systems overall to provide safer, more reliable and extended life rechargeable energy storage systems for applications including motive, marine, industrial, military, stationary, and grid management markets. We believe that the benefits of our advanced BMS and cell technologies and our worldwide intellectual property portfolio along with our experienced and seasoned management team and staff will allow us to become a global leader in advanced energy storage.

Based on our experience, we believe that, compared to our competitors, our expertise in the large format energy storage market segment is paving the way for lower cost and higher performance solutions.

Battery Management System (BMS). Our proprietary Battery Management System (BMS) product provides three critical functions for battery systems: cell balancing, monitoring parameters and reporting errors to the system. Our BMS monitors parameters and reports errors to other devices, which can then determine the best action to take to prevent failure. Another BMS function is system cell balancing. The BMS will analyze each battery cell in the system during charge and discharge to determine which cells to balance to prevent overcharging and allow the other batteries to catching up and equalize capacity throughout the system.

Battery Modules. We supply high-power, energy-dense advanced energy storage modules for the electrical vehicles, industrial, governmental and grid storage applications. Our primary product consists of the Flux Power 12 V lithium module and individual 3.2 volt cells in various sizes from 40ah to 300ah. We offer varying chemistries and configurations based on the applications. Our battery modules are designed for our BMS.

Chargers. Our smart charging solutions are designed to interface with our battery management system. Our smart chargers consist of both air-cooled and liquid-cooled chargers. These modular chargers can be stacked from 3KW – 300KW.

Below is a summary of revenues derived from each of our products and end markets in which the sales were made during the period reference below:

Product	Revenues for Fiscal Year Ended June 30, 2012	Revenue for Fiscal Year Ended June 30, 2011	Revenues for year ended June 30, 2010	End Market
BMS and Access	17%	30%	11%	Electric Vehicle
Battery	78%	67%	89%	Electric Vehicle
Chargers	2%	3%	0%	Electric Vehicle
Other*	2%	0%	0%	Electric Vehicle
Total	100%	100%	100%

__________________________

* Other includes prototype contracts.

Technology

We believe our cell management and communication tools extend battery system life and improve system performance by managing individual cells in a system, communicating individual cell conditions to ancillary devices, and communicating individual cell conditions to other devices which either require or supply power. Whether it is vehicle or grid storage systems, we provide capable systems that meet cost and performance targets which we believe, in many cases and based on the life cycle data of the lead acid batteries provided by the manufacturers, outperform traditional lead acid technologies on both metrics. Our systems use lithium-ion cells that are denser in energy than traditional lead acid batteries, which allows our batteries to hold more charge over the same weight. In addition, our Battery Management System protects the lithium-ion batteries enabling the lithium-ion batteries to reach their full life and cycle potential and outlasting lead acid based batteries which would have to be replaced and thereby adding additional costs over the same time period. Our systems manage individual cells and their charge cycles, which generally allows for more consistent discharge capability and ease of maintenance over an unmanaged battery by:

—	Managing individual cells within a system to maximize

➢     Life Cycles

➢     Discharge Rate

➢     Depth of Discharge Per Cycle

—	Allowing Cells to Communicate their State of Health to

➢     Ensure Proper Charging

➢     Protect the Cells from Over Discharge

➢     Adjust System Parameters During Varying Temperature

—	Enabling other system components to adjust their functions to

➢     Protect Drive Components from Damage

➢     Tie Properly to Grid Power Systems

➢     Optimize Charge Efficiency

Marketing and Sales

We currently sell products direct or through one of several retail distributors in North America. Our direct customers are mostly large companies while our distributors primarily distribute to smaller retail customers.

For the fiscal year ended June 30, 2012, the Company had four major customers that represented more than 10% of its revenues on an individual basis, and combined represented 81% or approximately $4,798,000 of the Company’s total revenues.

The four major customers were Greentech Automotive, Inc., which represented 34% of the total revenue, Epic Boats (a company founded and controlled by Chris Anthony, our chairman and president), represented 19% of the total revenue, Artisan Vehicle Systems, which represented 18% of the total revenues, and Boulder EV, represented 10% of the total revenue.

For the fiscal year ended June 30, 2011, two major customers represented more than 10% of its revenues on an individual basis, and combined represented 47% or approximately $463,000 of the Company’s total revenues.

The two major customers were Wheego Electric Cars, which represented 32% of the total revenue, and Epic Boats (a company founded and controlled by Chris Anthony, our chairman and president), represented 15% of the total revenue.

Production process

Except for some of the charger components, we design all of our own products in-house and outsource manufacturing and assembly when possible.

Batteries. Historically, Global Fluid Power Solutions, LLC (“Global”) has supplied all of our batteries based on our specifications and needs. However, in order to respond to fluctuations in demand and product cycles, Global is not our exclusive battery supplier and we are free to outsource to other batteries manufacturers that can meet our requirements and specifications. In addition, since our battery management system and battery modules are not tied to any specific lithium-ion battery chemistry, we can source our batteries from a variety of manufacturers to meet our needs as well as our customer’s needs. We continue to consider and negotiate with other vendors for better terms, and may purchase our batteries from other vendors if their terms are more favorable.

Battery Modules and Packs. We design all of our battery modules and packs in-house. In addition, we occasionally design and assemble prototype battery packs and storage systems for our customers.

Charger. We currently buy our chargers from Current Ways, Inc., an entity owned by James Gevarges, one of our major shareholders. Mr. Gevarges is also the Chief Executive Officer and President of LHV Power Corporation (“LHV Power”). During 2009, the Flux Power entered into a cancelable Term Sheet agreement (the “Term Sheet Agreement”) with a LHV Power. Pursuant to the Term Sheet Agreement, Flux Power was appointed as a distributor of LHV Power battery charging products allowing Flux Power to sell the products either separately or as part of an energy storage solution. Additionally, Flux Power was required to develop a microprocessor control board, and the associated software to enable communication between the parties’ respective products (“MCB”) which entitles Flux Power to royalties for any such units sold by the related entity. Pursuant to the Term Sheet Agreement Flux Power may purchase the products at the then current price list for distributors. Further, under the Term Sheet Agreement, if LHV Power sells its products to a different distributor Flux Power is entitled to a distribution fee equal to 20% of the gross profits on such sale. Under the Term Sheet Agreement, it was agreed that upon completion of the MCB, and LHV Power’s sale of the MCB as part of its product offerings, LHV Power will pay Flux Power a royalty fee of $20 per MCB sold, with such royalty fees capped at $200,000. This distribution and royalties fees were capped at a total of $200,000. The parties also agreed that the obligation to pay the royalty fees and distribution fee would survive the termination or expiration of the Term Sheet Agreement and such obligation to make such payment would terminate once the total payments of the distribution and royalty fee reached $200,000 (“Distribution and Royalty Fee Obligation”). Once the Distribution and Royalty Fee Obligation has been satisfied, the parties agreed that Flux Power would no longer be required to provide any support for the MCB and the parties would negotiate a new support fee upon LHV Power’s request. This cap has not been satisfied and the Distribution and Royalty Fee Obligation still remains outstanding. The chargers are not currently under commercial production and therefore no Distribution and Royalty Fee has been received by Flux Power. Under the Term Sheet Agreement, LHV Power has ownership of all intellectual property concerning the software developed under the Term Sheet Agreement. On September 1, 2010, with our consent, LHV assigned the Term Sheet Agreement to Current Ways, Inc., a different company that is owned by Mr. Gevarges. In connection with the assignment, Current Ways, Inc. assumed all of the rights and obligations of LHV Power under the Term Sheet Agreement. The Term Sheet Agreement expired pursuant to its terms on April 1, 2011. However, Current Ways, Inc. is still subject to the Distribution and Royalty Fee Obligation which will continue until the cap of $200,000 is satisfied or the parties agree otherwise. The parties are also subject to restrictions on the use and disclosure of confidential information of the other party until April 1, 2013. Pursuant to our standard purchase order terms and conditions, during the fiscal year ended June 30, 2012 and June 30, 2011, Flux Power purchased approximately $85,000 and $33,000, respectively, charger products from Current Ways, Inc., which purchases were not subject to the distribution fee or royalties under the Term Sheet Agreement. In addition, we continue to purchase prototype chargers products from Current Ways, Inc. pursuant to our standard purchase order terms and conditions.

BMS. On August 1, 2009, Flux Power entered into a Manufacturing Implementation Agreement (the “Manufacturing Agreement”) with LHV Power. Pursuant to the Manufacturing Agreement Flux Power granted LHV Power a right of first refusal to manufacture our battery management systems. Further, under the Manufacturing Agreement, Flux Power agreed to pay for any specialized tooling LHV Power may require to manufacture Flux Power’s battery management systems. Under the Manufacturing Agreement, Flux Power will retain ownership of all intellectual property developed under the Manufacturing Agreement. The Manufacturing Agreement expires on August 1, 2014. During the fiscal years ended June 30, 2012 and 2011 Flux Power paid approximately $263,000 and $131,000 respectively, to LHV Power pursuant to the Manufacturing Agreement. Although there are a limited number of manufacturers which could produce the battery management system, we believe other manufacturers could produce the products on comparable terms.  A change in manufacturer, however, could cause a delay in manufacturing.

In-House Product Assembly:

BMS units, Chargers and CAN Current Sensors: Units are outsourced and programmed and tested at our facility before shipping.

12v Modules: We receive completed 12v module cases and lids. Cells are packed in the module cases, connected to BMS, and secured in place. Lids with BMS installed are programmed and calibrated. Each full unit is sealed and tested before shipping.

Strategic Relationship with LHV Power: LHV Power is one of our early business supporters. LHV Power’s Chief Executive Officer, President and owner, James Gevarges, sits on our Board of Directors and is one of our major shareholders. LHV Power has an advanced engineering team that has produced products for Hewlett Packard, Dell, Black and Decker, Train, and Carrier. LHV has several contracts with manufacturing facilities in China and Taiwan. Currently our BMS units and CAN Current Sensor Builds are outsourced to LHV Power where they are built to industry standards. In addition, LHV assists us with manufacturing assessments of our other products. Our relationship with LHV gives us an enhanced ability to produce validated volume manufacturing designs and the ability to scale quickly to meet our customers’ volume and cost targets. Our relationship with LHV Power is governed by the Manufacturing Agreement with LHV Power as described above under section titled “Production Process.” We rely on our relationship with LHV for the manufacturing of our BMS, however, we may outsource the manufacturing of our BMS to other manufacturers after providing LHV its right of first refusal under the terms of the Manufacturing Agreement. For the year ended June 30, 2012, and 2011, approximately 6% and 19% of our sales, respectively, were attributable to products manufactured by LHV Power.

Volume sales will enable cost reductions by:

Manufacturability Optimization: We are currently building products to be as robust and full-featured as possible to meet prototype and small quantity needs that are not cost-sensitive. With investment in design, these premium components hopefully can be value-engineered with the goal to continue to offer full-featured devices at less than 50% of the cost.

Low Cost Version Designs: We will have a growing number of clients that do not need full-featured devices to make their products perform well. With working capital, we believe that we can design low cost options for customers which can be marketed at a deeper discount to our current full-featured products.

Advanced Manufacturing Capabilities: We currently leverage our relationship with LHV Power for manufacturing resources. We intend to seek out other advanced manufacturing relationships to further enhance our abilities.

Suppliers

During the fiscal years ended June 30, 2012 and 2011, we had one supplier who accounted for more than 10% of our total purchases. Global Fluid Power Solutions, LLC accounted for 56% and 65%, respectively, of our total purchases.

We entered into a four year supply agreement with Global Fluid Power Solutions Inc. and Mahomann Corp. (collectively “Global”) on January 15, 2010. Under the supply agreement, we are not obligated to purchase any minimum number of products nor are we required to purchase its batteries exclusively from Global. We can negotiate and purchase our batteries from other vendors at any time. Accordingly, we are not dependent on Global for the products. The supply agreement terminates upon the earlier occurrence of a breach by Global, insolvency, or upon mutual agreement. Under the supply agreement, Global became our exclusive supplier of Thundersky brand of batteries as well as our non-exclusive supplier of other batteries based on our specification. Soon after our entry into the supply agreement, Global elected to discontinue their sale of the Thundersky brand of batteries and as such Global became our non-exclusive supplier of batteries. There are no minimum purchase amounts under the supply agreement. Payment is made as follows: 40% is made in advance at the time of the order, 40% at time of test, and 20% at shipment of the products. The supply agreement terminates upon the earlier occurrence of a breach by Global, insolvency, or upon mutual agreement. Historically we have purchased all of our batteries from Global, however, we are not dependent on Global for any of our products. We are free to outsource to other batteries manufacturers that can meet our requirements and specifications. In addition, since our battery management system and battery modules are not tied to any specific lithium-ion battery chemistry, we can source our batteries from a variety of manufacturers to meet our needs as well as our customer’s needs.

Research and Development

Research and development expenses for the fiscal years ended June 30, 2012 and 2011 were approximately $590,000 and $382,000, respectively. Such expenses consist primarily of materials, supplies, salaries and personnel related expenses, consulting costs and other expenses.

On October 29, 2010, we entered into an Agreement for Services with the California Center for Sustainable Energy (CCSE) in connection with a grant awarded by the Plug-In Hybrid Electric Vehicle Research Center, a division of the Institute of Transportation Studies at the University of California, Davis, for a study researching the repurposing of advanced energy storage systems from electric vehicles to household energy storage. For the fiscal year ended June 30, 2011, we completed the grant work and received approximately $53,000 under the contract. Under the terms of the contract, CCSE retain the ownership of the studies and we retained all intellectual property rights developed under the contract. We will continue to seek out grant work that is compelling and aligns with our growth efforts.

 We currently perform our research and development at our facility in Escondido, California. We seek to develop innovative new and improved products for cell and system management along with associated communication, display, current sensing and charging tools.

Cell and System Management Tools: We will continue to innovate with lower cost, less power consuming and more capable devices. Some of these devices will be specialized for certain market segments.

Communication: We will continue to innovate tools for remote and local communication with our energy storage and ancillary components. These devices and software components will be applicable in both motive and stationary storage markets.

Display: We will continue to innovate new and more user friendly tools to accurately and quickly display information on our energy storage metrics.

Current Sensing: We will continue to innovate with more accurate and detailed current data capability with our sensing modules. These devices will become ever more important to an industry that depends on accurate state of charge calculations to make decisions on power use and creation.

Charging: Together with our suppliers, we will continue to innovate with new charging solutions for both AC voltage for electric vehicles and DC to DC power conversion for grid, solar, wind, and back-up power solutions.

Competition

Our competitors are major domestic and international companies such as LG Chem, Matsushita Industrial Co., Ltd. (Panasonic), Sony, Toshiba and SAFT, A123 Systems, Valence, Dow - Kokam, Thundersky. Winston Battery, Altair Nanotechnologies, and Ener1. A123 Systems and Ener1 have received significant financial support from private investors, public offerings and federal, state, and local grants, subsidies, and incentives and have heavily invested in manufacturing capacity for their chosen markets. Our competitors, in general, have more funding and bigger sales, marketing and research efforts than we do.

We believe that we have several technological and business advantages over our competitors, which will lead to our success in the advanced energy storage market. Our concentration on cell and system management tools has allowed us to compete with a much lower capitalization structure. Further, since our BMS are not based on any specific cell chemistries, we can source cells from different manufacturers based on the performance needs and cost. This flexibility in cell sourcing allows us to provide complete storage systems at much lower cost versus our current competition.

Our pricing advantages over industry comparable are illustrated below:

Source: www.seekingalfa.com

Growth Strategy

We currently sell into the motive, marine, industrial, and stationary markets, some of which are replacing their lead acid solution with our products and are positioned for aggressive growth and volume. We will seek to soon move into the military and grid management markets segments. We plan to accomplish this through an aggressive sales effort and by seeding products with customers who require our technologies but who are slow to move on integration. Considering the size of the grid management market segment, we believe we can grow considerably over the next two years.

Our marketing and sales strategy is to actively pursue the following market segments:

Electric Vehicles: Our products’ cost advantage, easy integration, automotive quality design, and Federal Motor Vehicle Safety Standards (“FMVSS”) compliance make the Electric Vehicles Segment a desirable target. After small volume manufacturers, we will push into larger manufacturers.

Military and Municipal: Our products’ longevity, easy integration and telematics make it a fit for energy storage applications for both the military and municipal markets. These markets have longer integration timelines but will become a healthy addition to our revenue mix over the next two years.

Grid Management Solutions: Our products’ telematics, modularity, longevity and low cost solutions fit with smart grid management solutions, peak shaving devices, bulk storage, back-up power, and frequency modulation devices at every level of grid management. These devices have the longest integration timelines, but have the potential to become our largest revenue component over time.

Intellectual Property

Our success depends, at least in part, on our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of patents pending, patent applications, trade secrets, including know-how, employee and third party nondisclosure agreements, copyright laws, trademarks, intellectual property licenses and other contractual rights to establish and protect our proprietary rights in our technology. As of June 20, 2012, we filed patent applications in the United States, EU & China including:

Patents

Title	Jurisdiction(s)	Filing Date	Patent Application Number	Status
Battery Management Unit	U.S.	06/28/10	29/386,307	Patent Pending
Power Control Module for Battery Pack Using a Thermistor	U.S.	11/08/10	13/036,618	Patent Pending
System and Method for Pulsing the Bleed Off Resistor within a Battery Management System	U.S., China	11/28/10	12/941,815	Patent Pending
Battery (Design)	U.S., China	09/06/11	29/401,058	Patent Pending
Power Control Module	U.S.	11/28/10	12/941,780	Patent Pending
Battery Display	U.S., China, Europe	04/26/11	29/390,507	Patent Pending
Battery Management System	U.S.	07/11/11	29/397,074	Patent Pending

We have developed our intellectual property portfolio through our continued investment in research and development, and through our acquisition of our based technologies from Epic Boat (an entity founded and controlled by Chris Anthony, our chairman and president), Gottlieb Inventions, and Joseph Gottlieb.

On October 21, 2009, Flux Power entered into an agreement with Epic Boats (a related party) where Epic Boats assigned and transferred to Flux Power the entire right, title, and interest into products, technology, intellectual property, inventions and all improvements thereof, as defined in the table below in exchange for $1.00.

Product	Description
Battery Box Design	All hardware, tooling and design reduced to practice otherwise of the battery housings which include the integration of a battery management system.
CAN Communication Protocol	Top communication protocol that communicates through the CAN bus
CAN based Throttle Controller	All hardware, software and tooling reduced to practice or otherwise of the throttle controller
BMS Head End Interfaces	Interfaces to the motor and generator controller to the diagnostic software

On October 22, 2009, Joseph S. Gottlieb and Gottlieb Inventions transferred all intellectual property relating to the battery management system including any diagnostic programs software, board layout, firmware, innovation, schematics, products and related technology to Flux Power. As part of the transfer, we granted Mr. Gottlieb options to purchase shares of common stock.

In connection with our Battery Management System, we are actively perfecting patent applications relating to determining battery life and remaining battery life cycles. Patent applications relating to these inventions will soon be filed with the U.S. Patent & Trademark Office. For certain applications represented above, foreign filings are in process in key markets like the European Union and China. In addition, we have a number of trademark applications and registrations protecting the Flux Power name and logo. These include Flux, Flux Power, and the Flux Power logo.

In addition, we intend to continue to file additional patent applications with respect to our technology and to seek protection of our intellectual property internationally in a broad range of areas. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims. Even if granted, there can be no assurance that these pending patent applications will provide us with protection.

Competitive Strengths

We believe that we have advantages over our competitors as follows:

—	Field Tested, Consumer Validated Technology. We have delivered over 15MWh of product to customers since the fourth quarter of 2010. FMVSS certified in a production vehicle. Automotive and Industrial quality products.

—	Experienced team. 80 years of high tech and transportation industry experience.

—	Strong growth potential. Market size significantly increasing over next 4 years.

—	Comprehensive IP Portfolio. Protecting key aspects of system and components.

—	More Capital Efficient Revenue Model. Focused on advanced cell management to improve overall economics rather than cell chemistry.

Government Regulations

Product Safety Regulations. Our products are subject to product safety regulations by Federal, state, and local organizations. Accordingly, we may be required, or may voluntarily determine to obtain approval of our products from one or more of the organizations engaged in regulating product safety. These approvals could require significant time and resources from our technical staff and, if redesign were necessary, could result in a delay in the introduction of our products in various markets and applications.

Department of Transportation, National Highway Traffic Safety Administration (NHTSA). The NHTSA is charged with writing and enforcing safety, theft-resistance, and fuel economy standards for motor vehicles through their Federal Motor Vehicle Safety Standards. These Standards require manufacturers to design their electrically powered vehicles so that, in the event of a crash, the electrical energy storage, conversion, and traction systems are either electrically isolated from the vehicle's chassis or their voltage is below specified levels considered safe from electric shock hazards.

Vehicle designers and manufacturers are governed by the Federal Motor Vehicle Safety Standards program. We are not governed by this regulation, but the vehicle manufacturers do need to comply with the standards.

Environmental Regulations. Federal, state, and local regulations impose significant environmental requirements on the manufacture, storage, transportation, and disposal of various components of advanced energy storage systems. Although we believe that our operations are in material compliance with current applicable environmental regulations, there can be no assurance that changes in such laws and regulations will not impose costly compliance requirements on us or otherwise subject us to future liabilities. Moreover, Federal, state, and local governments may enact additional regulations relating to the manufacture, storage, transportation, and disposal of components of advanced energy storage systems. Compliance with such additional regulations could require us to devote significant time and resources and could adversely affect demand for our products. There can be no assurance that additional or modified regulations relating to the manufacture, storage, transportation, and disposal of components of advanced energy systems will not be imposed.

Occupational Safety and Health Regulations. The California Division of Occupational Safety and Health (“Cal/OSHA”) and other regulatory agencies have jurisdiction over the operations of our Escondido, California facility. Because of the risks generally associated with the assembly of advanced energy storage systems we expect rigorous enforcement of applicable health and safety regulations. Frequent audits by or changes, in the regulations issued by Cal/OSHA, or other regulatory agencies with jurisdiction over our operations, may cause unforeseen delays and require significant time and resources from our technical staff.

Employees

As of June 30, 2012, we employed 19 employees. None of our employees are currently represented by a trade union. We consider our relations with our employees to be good.

Legal Proceedings

We are not currently involved in any legal proceedings.

Other Information

Our Internet address is http://fluxpwr.com. We make available free of charge on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Other than the information expressly set forth in this annual report, the information contained, or referred to, on our website is not part of this annual report.

The public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, such as us, that file electronically with the SEC.

ITEM 1A — RISK FACTORS

RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this report, before making an investment decision. If any of the following risks actually occur, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should read the section entitled “Special Note Regarding Forward Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this report.

Risk Factors Relating to Our Business

Flux Power has incurred net losses since our inception.

Flux Power has incurred net losses since our inception. For the fiscal years ended June 30, 2012 and 2011, Flux Power has incurred net losses of approximately $2,385,000, and $1,313,000 respectively. No assurance can be given that we will achieve profitability in the future.

We had negative working capital.

As of June 30, 2012, and June 30, 2011, we had a negative working capital of approximately $3,590,000 and $1,140,000, meaning Flux Power’s current liabilities exceeds its current assets. This negative working capital may limit our growth since the majority of our net income, if any, will be used to pay accounts payable and existing debts. No assurance can be given that we will be able to pay our liabilities when they become due.

Our ability to obtain additional financing may be limited, which could delay or prevent the completion of one or more of our strategies.

Flux Power has, to date, financed its working capital and capital expenditure needs primarily from investments and credit lines. Flux Power expects its working capital needs and its capital expenditure needs to increase in the future as it continues to expand and enhance its production facilities, increase its design, research and development capabilities and as Flux Power continue to implement its other strategies. Our ability to raise additional capital will depend on the financial success of Flux Power’s current business and the successful implementation of Flux Power’s key strategic initiatives, as well as financial, economic and market conditions and other factors, some of which are beyond our control. We may not be successful in raising any required capital on reasonable terms and at required times, or at all. Further, equity financings may have a further dilutive effect on our stockholders. If we require additional debt financing, the lenders may require us to agree on restrictive covenants that could limit our flexibility in conducting future business activities, and the debt service payments may be a significant drain on our free capital allocated for research and other activities. If we are unsuccessful in raising additional capital or if new capital funding costs are higher than our prior capital funding costs, our business operations and our development programs may be materially and adversely impacted, with similar effects on our results of operations and financial condition.

Flux Power’s limited operating history makes evaluating its business and future prospects difficult and may increase the risk of your investment.

Flux Power was formed during the 2010 fiscal year. You must consider the risks and difficulties Flux Power faces as an early stage company with limited operating history. If Flux Power does not successfully address these risks, its business, prospects, operating results and financial condition will be materially and adversely harmed. Flux Power began delivering its first battery product and battery management system (BMS) in the second quarter of 2010, and as of December 2011, Flux Power has have 46 customers, almost all of which are in the Electric Vehicle, Emergency Back-Up Power Supply, or Solar Storage market segments. Flux Power’s revenues for the fiscal years ended June 30, 2012 and 2011 were approximately $5,930,000 and $984,000, respectively. Flux Power has a very limited operating history on which investors can base an evaluation of its business, operating results and prospects

For the fiscal year ending June 30, 2012, 78% of Flux Power’s revenues were derived from sales of its battery products and 17% from BMS. We have not derived material revenues from our handheld or charger. We have not sold our products for use in applications other than electric vehicles. However, Flux Power intends to extend the application of its battery products and BMS for industrial energy storage, government applications, and hobby and specialty applications. Flux Power is currently testing its battery products and BMS for other applications but Flux Power has not yet sold any of its products for use in other than electric vehicles. There are no assurances that Flux Power will be able to successfully extend the application of our battery products and BMS outside of the electrical vehicle industry and into other targeted end markets.

Our business depends in large part on the growth in demand for electric vehicles.

Many of our battery products and BMS are used to power electric vehicles in the commercial and industrial spaces. Therefore, the demand for our rechargeable batteries and systems is substantially tied to the market demand for electric vehicles. A growth in the demand for electric vehicles will be essential to the expansion of our business. Our results of operations may be adversely affected by decreases in the general level of economic activity. Decreases in consumer spending that may result from the current global economic downturn may weaken demand for items that use our battery products and BMS. A decrease in the demand for electric vehicles would likely have a material adverse effect on our results of operations. We are unable to predict the duration and severity of the current disruption in financial markets and the global adverse economic conditions and the effect such events might have on our business.

Our success depends on the success of manufacturers of the end applications that use our battery products and BMS.

Because our products are designed to be used in other products such as electric vehicles, our success depends on whether end application manufacturers will incorporate our battery products and BMS in their products. Although we strive to produce high quality battery products and BMS, there is no guarantee that end application manufacturers will accept our products. Our failure to gain acceptance of our products from these manufacturers could result in a material adverse effect on our results of operations.

Additionally, even if a manufacturer decides to use our batteries, the manufacturer may not be able to market and sell its products successfully. The manufacturer’s inability to market and sell its products successfully could materially and adversely affect our business and prospects because this manufacturer may not order new products from us. Therefore, our business, financial condition, results of operations and future success would be materially and adversely affected.

Lithium-ion battery modules have been observed to catch fire or vent smoke and flame, and such events have raised concerns over the use of high-power batteries in electric vehicles.

We sell and supply high-power lithium based battery modules for the electrical vehicles and we intend to supply these lithium modules for industrial, governmental and grid storage applications. Historically, lithium-ion batteries in laptops and cellphones have been reported to catch fire or vent smoke and flames, and more recently, news have been reported that several electric vehicles that use high-power lithium-ion batteries have caught fire which trigger investigation as to the cause of the fires. As such, any adverse publicity and issues as to the use of high-power batteries in automotive applications will affect our business and prospects since we sell and supply high-power lithium based battery modules for electric vehicle application. In addition, any failure of our battery modules may cause damage to the vehicle or lead to personal injury or death and may subject us to lawsuits. We may have to recall our battery modules, which would be time consuming and expensive.

Current economic conditions may adversely affect consumer spending and the overall general health of our retail customers, which, in turn, may adversely affect our financial condition, results of operations and cash resources.

Uncertainty about the current and future global economic conditions may cause our customers to defer purchases or cancel purchase orders for our products in response to tighter credit, decreased cash availability and weakened consumer confidence. Our financial success is sensitive to changes in general economic conditions, both globally and nationally. Recessionary economic cycles, higher interest borrowing rates, higher fuel and other energy costs, inflation, increases in commodity prices, higher levels of unemployment, higher consumer debt levels, higher tax rates and other changes in tax laws or other economic factors that may affect consumer spending or buying habits could continue to adversely affect the demand for our products. In addition, a number of our customers may be impacted by the significant decrease in available credit that has resulted from the current financial crisis. If credit pressures or other financial difficulties result in insolvency for our customers it could adversely impact our financial results. There can be no assurances that government and consumer responses to the disruptions in the financial markets will restore consumer confidence.

We are dependent on a limited number of suppliers for our battery cells, and the inability of these suppliers to continue to deliver, or their refusal to deliver, our battery cells at prices and volumes acceptable to us would have a material adverse effect on our business, prospects and operating results.

Our battery cells, which are an integral part of our battery products and systems, are currently sourced from three manufacturers, two located in China and one located in the United States. While we obtain components for our products and systems from multiple sources whenever possible, we have spent a great deal of time in developing and testing our battery cells that we receive from these three manufacturers. We refer to these battery cell suppliers as our limited source suppliers. To date we have no qualified alternative sources for our battery cells and we generally do not maintain long-term agreements with our limited source suppliers. While we believe that we will be able to establish alternate supply relationships for our battery cells, we may be unable to do so in the short term or at all at prices, quality or costs that are favorable to us.

Changes in business conditions, wars, governmental changes and other factors beyond our control or which we do not presently anticipate, could also affect our suppliers’ ability to deliver components to us on a timely basis. Furthermore, if we experience significant increased demand, or need to replace our existing suppliers, there can be no assurance that additional supplies of component parts will be available when required on terms that are favorable to us, at all, or that any supplier would allocate sufficient supplies to us in order to meet our requirements or fill our orders in a timely manner. In the past, we have replaced certain suppliers because of their failure to provide components that met our quality control standards. The loss of any limited source supplier or the disruption in the supply of components from these suppliers could lead to delays in the deliveries of our battery products and systems to our customers, which could hurt our relationships with our customers and also materially adversely affect our business, prospects and operating results.

Increases in costs, disruption of supply or shortage of raw materials, in particular lithium-iron phosphate cells, could harm our business.

We may experience increases in the costs or a sustained interruption in the supply or shortage of raw materials. Any such an increase or supply interruption could materially negatively impact our business, prospects, financial condition and operating results. For instance, we are exposed to multiple risks relating to price fluctuations for lithium-iron phosphate cells. These risks include:

•

the inability or unwillingness of current battery manufacturers to supply the number of lithium-iron phosphate cells required to support our sales as demand for such rechargeable battery cells increases;

•	disruption in the supply of cells due to quality issues or recalls by the battery cell manufacturers; and
•	an increase in the cost of raw materials, such as iron and phosphate, used in lithium-iron phosphate cells.

We may be unable to successfully execute our long-term growth strategy or maintain our current revenue levels.

Although we exhibited significant growth from our inception to the present day, we can provide no assurance that our revenues will continue to grow. Our ability to maintain our revenue levels or to grow in the future depends upon, among other things, the continued success of our efforts to maintain our brand image and bring new products to market and our ability to expand within our current distribution channels.

Our success is highly dependent on continually developing new and advanced products, technologies, and processes and failure to do so may cause us to lose our competitiveness in the battery industry and may cause our profits to decline.

To remain competitive in the battery industry, it is important to continually develop new and advanced products, technologies, and processes. There is no assurance that competitors’ new products, technologies, and processes will not render our existing products obsolete or non-competitive. Alternately, changes in legislative, regulatory or industry requirements or in competitive technologies may render certain of our products obsolete or less attractive. Our competitiveness in the renewable battery market therefore relies upon our ability to enhance our current products, introduce new products, and develop and implement new technologies and processes. Our battery system predominately uses lithium-iron phosphate cells. If our competitors develop alternative products with more enhanced features than our battery system, our financial condition and results of operations would be materially and adversely affected.

The research and development of new products and technologies is costly and time consuming, and there are no assurances that our research and development of new products will be either successful or completed within anticipated timeframes, if at all. Our failure to technologically evolve and/or develop new or enhanced products may cause us to lose competitiveness in the battery market. In addition, in order to compete effectively in the renewable battery industry, we must be able to launch new products to meet our customers’ demands in a timely manner. However, we cannot provide assurance that we will be able to install and certify any equipment needed to produce new products in a timely manner, or that the transitioning of our manufacturing facility and resources to full production under any new product programs will not impact production rates or other operational efficiency measures at our manufacturing facility. In addition, new product introductions and applications are risky, and may suffer from a lack of market acceptance, delays in related product development and failure of new products to operate properly. Any failure by us to successfully launch new products, or a failure by our customers to accept such products, could adversely affect our results.

Flux Power has historically depended on a limited number of customers for a significant portion of its revenues and this dependence is likely to continue.

We currently sell products direct or through one of several retail distributors in North America. Our direct customers are mostly large companies while our distributors primarily distribute to smaller retail customers.

For the fiscal year ended June 30, 2012, the Company had four major customers that represented more than 10% of its revenues on an individual basis, and combined represented 81% or approximately $4,798,000 of the Company’s total revenues.

The four major customers were Greentech Automotive, Inc., which represented 34% of the total revenue, Epic Boats (a company founded and controlled by Chris Anthony, our chairman and president), represented 19% of the total revenue, Artisan Vehicle Systems, which represented 18% of the total revenues, and Boulder EV, represented 10% of the total revenue.

For the fiscal year ended June 30, 2011, two major customers represented more than 10% of its revenues on an individual basis, and combined represented 47% or approximately $463,000 of the Company’s total revenues.

The two major customers were Wheego Electric Cars, which represented 32% of the total revenue, Epic Boats (a company founded and controlled by Chris Anthony, our chairman and president), represented 15% of the total revenue.

We anticipate that a limited number of customers will continue to contribute to a significant portion of our revenues in the future. Maintaining the relationships with these significant customers is vital to the expansion and success of our business as the loss of a major customer could expose us to risk of substantial losses. Our revenues could decline and our results of operations could be materially adversely affected if one or more of these significant customers stops or reduces its purchasing of our products, or if we fail to expand our customer base for our products.

The market for our products and services is very competitive and, if we cannot effectively compete, our business will be harmed.

The market for our products and services is very competitive and subject to rapid technological change. Many of our competitors are larger and have significantly greater assets, name recognition and financial, personnel and other resources than we have. As a result, our competitors may be in a stronger position to respond quickly to potential acquisitions and other market opportunities, new or emerging technologies and changes in customer requirements. We cannot assure you that we will be able to maintain or increase our market share against the emergence of these or other sources of competition. Failure to maintain and enhance our competitive position could materially adversely affect our business and prospects.

Our business may be adversely affected by the global economic downturn, in addition to the continuing uncertainties in the financial markets.

The global economy is currently in a pronounced economic downturn. Global financial markets are continuing to experience disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. Given these uncertainties, there is no assurance that there will not be further deterioration in the global economy, the global financial markets and consumer confidence. If economic conditions deteriorate further, our business and results of operations could be materially and adversely affected.

Additionally, the automobile industry in particular was severely impacted by the poor economic conditions and several vehicle manufacturing companies, including General Motors and Chrysler, were forced to file for bankruptcy. Sales of new automobiles generally have dropped during this global economic downturn. Sales of consumer products such as electric vehicles have slowed along with this downturn. Our future results of operations may experience substantial fluctuations from period to period as a consequence of these factors, and such conditions and other factors affecting consumer spending may affect the timing of orders. Thus, any economic downturns generally would have a material adverse effect on our business, cash flows, financial condition and results of operations.

Warranty claims, product liability claims and product recalls could harm our business, results of operations and financial condition.

Our business inherently exposes us to potential warranty and product liability claims, in the event that our products fail to perform as expected or such failure of our products results, or is alleged to result, in bodily injury or property damage (or both). Such claims may arise despite our quality controls, proper testing and instruction for use of our products, either due to a defect during manufacturing or due to the individual’s improper use of the product. In addition, if any of our designed products are, or are alleged, to be defective, then we may be required to participate in a recall of them.

Although we have product liability insurance for our products, this may be inadequate to cover all potential product liability claims. In addition, while we often seek to limit our product liability in our contracts, such limits may not be enforceable or may be subject to exceptions. Any product recall or lawsuit seeking significant monetary damages either in excess of our coverage, or outside of our coverage, may have a material adverse effect on our business and financial condition. We may not be able to secure additional product liability insurance coverage on acceptable terms or at reasonable costs when needed. If we were to experience a large insured loss, it might exceed our coverage limits, or our insurance carriers could decline to further cover us or raise our insurance rates to unacceptable levels, any of which could impair our financial position and results of operations. A successful product liability claim against us could require us to pay a substantial monetary award. We cannot be assured that such claims will not be made in the future.

We may need to defend ourselves against patent or trademark infringement claims, which may be time-consuming and would cause us to incur substantial costs.

Companies, organizations or individuals, including our competitors, may hold or obtain patents, trademarks or other proprietary rights that would prevent, limit or interfere with our ability to make, use, develop or sell our battery products and BMS, which could make it more difficult for us to operate our business. Companies holding patents or other intellectual property rights relating to battery packs or electronic power management systems may bring suits alleging infringement of such rights or otherwise asserting their rights and seeking licenses. In addition, if we are determined to have infringed upon a third party’s intellectual property rights, we may be required to do one or more of the following:

—	cease selling, incorporating or using products that incorporate the challenged intellectual property;

—	pay substantial damages;
—	obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms or at all; or
—	redesign our battery management systems.

In the event of a successful claim of infringement against us and our failure or inability to obtain a license to the infringed technology, our business, prospects, operating results and financial condition could be materially adversely affected. In addition, any litigation or claims, whether or not valid, could result in substantial costs and diversion of resources and management attention.

We may license patents and other intellectual property from third parties, and we may face claims that our use of this in-licensed technology infringes the rights of others. In that case, we may seek indemnification from our licensors under our license contracts with them. However, our rights to indemnification may be unavailable or insufficient to cover our costs and losses, depending on our use of the technology, whether we choose to retain control over conduct of the litigation, and other factors.

Our business will be adversely affected if we are unable to protect our intellectual property rights from unauthorized use or infringement by third parties.

Any failure to protect our proprietary rights adequately could result in our competitors offering similar products, potentially resulting in the loss of some of our competitive advantage and a decrease in our revenue, which would adversely affect our business, prospects, financial condition and operating results. Our success depends, at least in part, on our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of patents, patent applications, trade secrets, including know-how, employee and third party nondisclosure agreements, copyright laws, trademarks, intellectual property licenses and other contractual rights to establish and protect our proprietary rights in our technology.

The protection provided by the patent laws is and will be important to our future opportunities. However, such patents and agreements and various other measures we take to protect our intellectual property from use by others may not be effective for various reasons, including the following:

—	our pending patent applications may not result in the issuance of patents;
—	our patents, if issued, may not be broad enough to protect our proprietary rights;
—	the patents we have been granted may be challenged, invalidated or circumvented because of the pre-existence of similar patented or unpatented intellectual property rights or for other reasons;

—	the costs associated with enforcing patents, confidentiality and invention agreements or other intellectual property rights may make aggressive enforcement impracticable; and
—	current and future competitors may independently develop similar technology and/or duplicate our systems in a way that circumvents our patents.

Our patent applications may not result in issued patents, which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours.

Our patent applications may not result in issued patents, which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours.

We cannot be certain that we are the first creator of inventions covered by pending patent applications or the first to file patent applications on these inventions, nor can we be certain that our pending patent applications will result in issued patents or that any of our issued patents will afford protection against a competitor. In addition, patent applications that we intend to file in foreign countries are subject to laws, rules and procedures that differ from those of the United States, and thus we cannot be certain that foreign patent applications related to issued United States patents will be issued. Furthermore, if these patent applications issue, some foreign countries provide significantly less effective patent enforcement than in the United States.

The status of patents involves complex legal and factual questions and the breadth of claims allowed is uncertain. As a result, we cannot be certain that the patent applications that we file will result in patents being issued, or that our patents and any patents that may be issued to us in the near future will afford protection against competitors with similar technology. In addition, patents issued to us may be infringed upon or designed around by others and others may obtain patents that we need to license or design around, either of which would increase costs and may adversely affect our business, prospects, financial condition and operating results.

We rely on trade secret protections through confidentiality agreements with our employees, customers and other parties; the breach of such agreements could adversely affect our business and results of operations.

We rely on trade secrets, which we seek to protect, in part, through confidentiality and non-disclosure agreements with our employees, customers and other parties. There can be no assurance that these agreements will not be breached, that we would have adequate remedies for any such breach or that our trade secrets will not otherwise become known to or independently developed by competitors. To the extent that consultants, key employees or other third parties apply technological information independently developed by them or by others to our proposed projects, disputes may arise as to the proprietary rights to such information that may not be resolved in our favor. We may be involved from time to time in litigation to determine the enforceability, scope and validity of our proprietary rights. Any such litigation could result in substantial cost and diversion of effort by our management and technical personnel.

Our production capacity might not be able to meet with growing market demand or changing market conditions.

We cannot give assurance that our production capacity will be able to meet our obligations and the growing market demand for our products in the future. Furthermore, we may not be able to expand our production capacity in response to the changing market conditions. If we fail to meet demand from our customers, we may lose our market share.

Our business depends substantially on the continuing efforts of our executive officers, and our business may be severely disrupted if we lose their services.

We believe that our success is largely dependent up on the continued service of the members of our management team, who are critical to establishing our corporate strategies and focus, and ensuring our continued growth. In particular, our Chairman and Chief Executive Officer, Chris Anthony, is crucial to our success. Our continued success will depend on our ability to attract and retain a qualified and competent management team in order to manage our existing operations and support our expansion plans. Although we are not aware of any change, if any of our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Therefore, our business may be severely disrupted, and we may incur additional expenses to recruit and retain new officers. In addition, if any of our executives joins a competitor or forms a competing company, we may lose some of our customers.

Our management team has limited experience in public company matters, which could impair our ability to comply with legal and regulatory requirements.

Our management team has only limited public company management experience or responsibilities, which could impair our ability to comply with legal and regulatory requirements such as the Sarbanes-Oxley Act of 2002 and applicable federal securities laws including filing required reports and other information required on a timely basis. There can be no assurance that our management team will be able to implement and affect programs and policies in an effective and timely manner that adequately respond to increased legal, regulatory compliance and reporting requirements imposed by such laws and regulations. Our failure to comply with such laws and regulations could lead to the imposition of fines and penalties and further result in the deterioration of our business.

Compliance with changing regulations concerning corporate governance and public disclosure may result in additional expenses.

There have been changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), new regulations promulgated by the SEC and rules promulgated by the national securities exchanges. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result, our efforts to comply with evolving laws, regulations and standards are likely to continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. Members of our Board of Directors and our Chief Executive Officer and Chief Financial Officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified directors and executive officers, which could harm our business. If the actions we take in our efforts to comply with new or changed laws, regulations and standards differ from the actions intended by regulatory or governing bodies, we could be subject to liability under applicable laws or our reputation may be harmed.

In addition, Sarbanes-Oxley specifically requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. In particular, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of Sarbanes-Oxley. Our testing, or the subsequent testing by our independent registered public accounting firm, when required, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

We may be required to obtain the approval of various government agencies to market our products.

Our products are subject to product safety regulations by Federal, state, and local organizations. Accordingly, we may be required, or may voluntarily determine to, obtain approval of our products from one or more of the organizations engaged in regulating product safety. These approvals could require significant time and resources from our technical staff, and, if redesign were necessary, could result in a delay in the introduction of our products in various markets and applications. There can be no assurance that we will obtain any or all of the approvals that may be required to market our products.

We may face significant costs relating to environmental regulations.

Federal, state, and local regulations impose significant environmental requirements on the manufacture, storage, transportation, and disposal of various components of advanced energy storage systems. Although we believe that our operations are in material compliance with current applicable environmental regulations, there can be no assurance that changes in such laws and regulations will not impose costly compliance requirements on us or otherwise subject us to future liabilities. Moreover, Federal, state, and local governments may enact additional regulations relating to the manufacture, storage, transportation, and disposal of components of advanced energy storage systems. Compliance with such additional regulations could require us to devote significant time and resources and could adversely affect demand for our products. There can be no assurance that additional or modified regulations relating to the manufacture, storage, transportation, and disposal of components of advanced energy systems will not be imposed.

We may face significant costs relating to Occupational Safety and Health Regulations

The California Division of Occupational Safety and Health (“Cal/OSHA”) and other regulatory agencies have jurisdiction over the operations of our Escondido, California facility. Because of the risks generally associated with the assembly of advanced energy storage systems, we expect rigorous enforcement of applicable health and safety regulations. Frequent audits by or changes in the regulations issued by Cal/OSHA, or other regulatory agencies with jurisdiction over our operations, may cause unforeseen delays and require significant time and resources from our technical staff.

Risks Related to Our Common Stock and Market

The market price of our common stock can become volatile, leading to the possibility of its value being depressed at a time when you may want to sell your holdings.

The market price of our common stock can become volatile. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include:

—	our earnings releases, actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investors;
—	changes in financial estimates by us or by any securities analysts who might cover our stock;
—	speculation about our business in the press or the investment community;
—	significant developments relating to our relationships with our customers or suppliers;
—	stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in our industry;
—	limited “public float” in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock;
—	customer demand for our products;
—	investor perceptions of our industry in general and our Company in particular;
—	the operating and stock performance of comparable companies;
—	general economic conditions and trends;
—	announcements by us or our competitors of new products, significant acquisitions, strategic partnerships or divestitures;
—	changes in accounting standards, policies, guidance, interpretation or principles;
—	loss of external funding sources;
—	sales of our common stock, including sales by our directors, officers or significant stockholders; and
—	additions or departures of key personnel.

The ownership of our stock is highly concentrated in our management.

As of September 4, 2012, our present directors and executive officers, and their respective affiliates beneficially owned approximately 83% of our outstanding common stock, including underlying options that were exercisable or which would become exercisable within 60 days.  As a result of their ownership, our directors and executive officers and their respective affiliates collectively are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  This concentration of ownership may also have the effect of delaying or preventing a change in control.

We do not intend to pay dividends on shares of our common stock for the foreseeable future.

We have never declared or paid any cash dividends on shares of our common stock. We intend to retain any future earnings to fund the operation and expansion of our business and, therefore, we do not anticipate paying cash dividends on shares of our common stock in the foreseeable future.

Our common stock is illiquid and this low trading volume may adversely affect the price of our common stock.

Our common stock currently is quoted on the OTCQB under the symbol “FLUX.” However, with very little trading history, a trading market that does not represent an “established trading market,” a limited current public float, volatility in the bid and asked prices and the fact that our common stock is very thinly traded, you could lose all or a substantial portion of your funds if you make an investment in us. In addition, potential dilutive effects of future sales of shares of common stock by us and our shareholders, and subsequent sale of common stock by the holders of warrants and options, could have an adverse effect on the price of our securities, which could hinder our ability to raise additional capital to fully implement our business, operating and development plans.

Penny stock regulations affect our stock price, which may make it more difficult for investors to sell their stock.

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the SEC. Penny stocks generally are equity securities with a price per share of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. our securities are subject to the penny stock rules, and investors may find it more difficult to sell their securities.

Preferred Stock may be issued under our Articles of Incorporation.

Our Articles of Incorporation authorize the issuance of up to 5,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance. These terms may include voting rights including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock.

We were a “shell company” and are subject to additional restrictions under Rule 144 on resales of our Restricted Securities.

The following is a quotation from subparagraph (i)(B)(2) of Rule 144: “Notwithstanding paragraph (i)(1), if the issuer of the securities previously had been an issuer described in paragraph (i)(1)(i) but has ceased to be an issuer described in paragraph (i)(1)(i); is subject to the reporting requirements of section 13 or 15(d) of the Exchange Act; has filed all reports and other materials required to be filed by section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months (or for such shorter period that the issue was required to file such reports and materials), other than Form 8-K reports (§249.308 of this chapter); and has filed current “Form 10 information” with the Commission reflecting its status as an entity that is no longer an issuer described in paragraph (i)(1)(i), then those securities may be sold subject to the requirements of this section after one year has elapsed from the date that the issuer filed “Form 10 information” with the Commission.” As a “shell company” immediately prior to the Reverse Acquisition, we will be subject to additional restrictions under Rule 144 which provides that no sales of our restricted securities could be sold until we have complied with subparagraph (i)(B)(2) of Rule 144.

ITEM 1B — UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2 — PROPERTIES

Effective July 1, 2011, the Company completed its long-term office space lease agreement and instead entered into a month-to-month agreement for its office space. The agreement provides for monthly payments of approximately $13,000. Currently management is seeking other office space rental options in proximity to the current offices.

In July of 2011 the Company entered into a sublease with a related party for approximately $6,600 per month for a portion of this space. The sublease was terminated on January 1, 2012. The Company recorded rent expense, net of sublease income during the fiscal years ended June 30, 2012 and 2011, of approximately $106,000 and approximately $133,000, respectively.

ITEM 3 — LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. To the best knowledge of management, there are no material legal proceedings pending against the Company.

ITEM 4 — MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Data

Our common stock started quotation on the OTCQB under the stock symbol “LNPI.” On June 14, 2012, our symbol was changed to “FLUX.” The following table sets forth the range of the closing bid prices for our common stock for the period January 1, 2010 through June 30, 2012, for each of the quarters ended on the date set forth below.  Such prices represent inter-dealer quotations, do not represent actual transactions, and do not include retail mark-ups, mark-downs or commissions.

	High	Low
2012
Quarter ended June 30, 2012	$2.35	$2.25
Quarter Ended March 31, 2012	$0.29	$0.29
2011
Quarter Ended December 31, 2011	$0.29	$0.29
Quarter Ended September 30, 2011	$0.29	$0.29
Quarter Ended June 20, 2011	$0.29	$0.29
Quarter Ended March 31, 2011	$0.29	$0.29
2010
Quarter Ended December 31, 2010	$0.25	$0.25
Quarter Ended September 30, 2010	$0.25	$0.25
Quarter Ended June 20, 2010	$0.25	$0.25
Quarter Ended March 31, 2010	$0.25	$0.25

Shareholders

The approximate number of record holders of our common stocks as of September 4, 2012 was 1,342.

Dividends

The Company did not declare or pay dividends on its common stock during fiscal years 2012 and 2011.

Recent Sales of Unregistered Securities

In connection with the Reverse Acquisition, (a) we adopted amended and restated Bylaws, (b) changed our name to “Flux Power Holdings, Inc.” (c) we have assumed the 2010 Option Plan (“Plan”) and all of the stock options of Flux Power’s outstanding as of the closing of the Reverse Acquisition, and all 1,535,500 stock options of Flux Power’s outstanding as of June 14, 2012, whether or not exercised and whether or not vested, were substituted by us with 4,536,948 new options based on a ratio of 2.9547039 (“Share Exchange Ratio”) in a manner that complies with Sections 424(a) and 409A of the Internal Revenue Code. The new options substituted by us continue to have, and are subject to, the substantially the same terms and conditions as before, but are convertible into shares of our common stock, as adjusted given effect to the Share Exchange Ratio. However, we will not be able to grant additional options under the Option Plan (d) each of the Flux Power Shareholders agreed not to offer, sell, assign, transfer, pledge, contract to sell, or otherwise dispose of any shares of Exchange Shares for a period of 18 months from the Closing except during the period after the first anniversary of the Closing and a period of 6 months thereafter, in such an amount which constitutes less than 3% in the aggregate of such Flux Shareholder’s beneficial ownership of our common stock per month, and (e) we agreed to use our best efforts to conduct a private placement of our securities in a private placement to accredited investors, as described below.

(a)	Private Placement - June and July 2012

In June 2012, we conducted a private placement of our common stock and warrants to accredited investors to purchase up to 8 Units (or fractional Units thereof), at a price of $500,000 per Unit, with each Unit consisting of 1,207,185 shares of our common stock and 241,437 five (5) year warrants to purchase one share of our common stock at an exercise price of $0.41 per share of which Baytree Capital, its designees or assignees, has committed to investing at least $1,000,000 in the Private Placement. In connection with the private placement, we had the following closings:

On June 22, 2012, we entered into Securities Purchase Agreements with four (4) individual accredited investors pursuant to which we sold an aggregate of 1,448,624 shares of common stock and issued 289,725 five year Warrants for an aggregate purchase price of $600,000.

On June 29, 2012, we conducted a second closing (the “Second Closing”). At the Second Closing, we sold an additional 1,364,121 shares of common stock and issued 272,825 five year Warrants for an aggregate purchase price of $565,000 to six (6) individual accredited investors.

On July 30, 2012, we conducted a third closing (the “Third Closing”). At the Third Closing, we sold an additional 1,690,063 shares of common stock and issued 338,013 five year Warrants for an aggregate purchase price of $700,000 to ten (10) accredited investors.

The common stock purchased in the private placement and the common stock issued upon exercise of warrants has piggyback registration rights. The securities offered and sold in the private placement have not been registered under the Securities Act of 1933, as amended (“Securities Act”), and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act.

(b)	Private Placement– August 2012

Subsequent to our private placement referred to above, in August 2012 we commenced a private placement of our common stock and warrants to accredited investors to purchase up to 8 Units (or fractional Units thereof) for a purchase price of $250,000 per Unit for an aggregate amount of $2,000,000, with each Unit consists of 603,592 shares of our common stock and 120,718 warrants, with each warrant entitling the holder to purchase one share of common stock at an exercise price of $0.41 per share at any time for a period of up to five (5) years from the issuance date at which time the Warrant will expire. On August 31, 2012, we entered into a Securities Purchase Agreement with four (4) accredited investors pursuant to which we sold an aggregate of 603,594 shares of common stock and issued 120,719 five year warrants for an aggregate purchase price of $250,000.

The common stock purchased in the private placement and the common stocks issued upon exercise of warrants have piggyback registration rights. The securities offered and sold in the private placement have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act.

Purchases of Equity Securities

We have never repurchased any of our equity securities.

Dividend Policy

We presently do not expect to declare or pay such dividends in the foreseeable future and expect to reinvest all undistributed earnings to expand our operations, which the management believes would be of the most benefit to our shareholders. The declaration of dividends, if any, will be subject to the discretion of our Board of Directors, which may consider such factors as our results of operations, financial condition, capital needs and acquisition strategy, among others.

Equity Compensation Plan Information

Flux Power has adopted the 2010 Stock Option Plan (“Option Plan”) which reserved 2,000,000 shares of common stock for issuance upon exercise of options. As of June 14, 2012, the number of shares of common stock outstanding under the Option Plan was 1,535,500, and as of June 30, 2011, the number of shares of common stock outstanding under the Option Plan was 710,000.

The following table contains information relating to the Option Plan as of June 30, 2012, as assumed and adjusted by us pursuant to the Reverse Acquisition:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, and Warrants	Weighted-Average Exercise Price of Outstanding Options, and Warrants	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column A)
Equity compensation plans not approved by security holders	4,536,948	$0.17	0

Total	4,536,948	$0.17	0

DESCRIPTION OF SECURITIES

Common Stock

We are authorized to issue up to 145,000,000 shares of common stock, par value $0.001 per share. Each outstanding share of common stock entitles the holder thereof to one vote per share on all matters. Our bylaws provide that any vacancy occurring in the Board of Directors may be filled by the affirmative vote of a majority of the remaining directors though less than a quorum of the Board of Directors.

The holders of shares of our common stock are entitled to dividends out of funds legally available when and as declared by our Board of Directors. Our Board of Directors has never declared a dividend and does not anticipate declaring a dividend in the foreseeable future. Should we decide in the future to pay dividends, as a holding company, our ability to do so and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiary and other holdings and investments. In the event of our liquidation, dissolution or winding up, holders of our common stock are entitled to receive, ratably, the net assets available to stockholders after payment of all creditors.

All of the issued and outstanding shares of our common stock are duly authorized, validly issued, fully paid and non-assessable. To the extent that additional shares of our common stock are issued, the relative interests of existing stockholders will be diluted.

Preferred Stock

We may issue up to 5,000,000 shares of preferred stock, par value of $0.001 in one or more classes or series within a class pursuant to our Articles of Incorporation. There are currently no shares of preferred stock issued and outstanding.

ITEM 6 — SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide this information.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. The discussion should be read in conjunction with the Financial Statements and Notes thereto contained in this Annual Report on Form 10-K.

Some of the statements contained in the following discussion of the Company’s financial condition and results of operations refer to future expectations or include other “forward-looking” information. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by these statements. The forward-looking information is based on various factors and was derived from numerous assumptions. See “Cautionary Statement for Purposes of the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995,” included in this Report on Form 10-K for a discussion of factors to be considered when evaluating forward-looking information detailed below. These factors could cause our actual results to differ materially from the forward looking statements.

Overview

We design, develop and sell rechargeable advanced energy storage systems. We have developed an innovative high power battery cell management system (“BMS”) and have structured our business around this core technology. Our proprietary BMS provides three critical functions to our battery systems:

•

Cell Balancing : This is performed by continuously adjusting the capacity of each cell in a storage system according to temperature, voltage, and internal impedance metrics. This management assures longevity of the overall system.

32

•

Monitoring : This is performed through temperature probes, a physical connection to individual cells for voltage and calculations from basic metrics to determine remaining capacity and internal impedance. This monitoring assures accurate measurements to best manage the system and assure longevity.

•	Error reporting : This is performed by analyzing data from system monitoring and making decision on whether the system is operating out of normal specifications. This error reporting is crucial to system management as it ensures ancillary devices are not damaging your storage system and will give the operator an opportunity to take corrective action to maintain long overall system life.

Using our proprietary battery management technology, we are able to offer completely integrated energy storage solutions or custom modular standalone systems to our clients. In addition, we have also developed a suite of complementary technologies and products that accompany and enhance the abilities of our BMS to meet the needs of the growing advanced energy storage market.

We sold our first validated product in the second quarter of 2010 and have since delivered over 15 mega watt-hours of Advanced Energy Storage to clients such as NACCO Materials Handling Group, Inc., GreenTech Automotive, Inc. (GTA), Crown Equipment Corporation, Damascus Corporation, Columbia Parcar Corporation, Wheego Electric Cars Inc., Epic Electric Vehicles, and Texas Association of Local Health Officials (“TALHO”). This places us amongst the top tier of Advanced Energy Storage providers in North America. We also sell our Advanced Energy Storage products through distributors such as Dukes Garage, Small Car Performance, Electric Motor Sports, MCelectric, Jungle Motors and EV America.

Recent Developments and Events

New Agreements

Revolving Line of Credit. On September 24, 2012, Flux Power, Inc., entered into a certain Unrestricted and Line of Credit (“Line of Credit) with Esenjay Investments, LLC (“Esenjay”) pursuant to which Esenjay agreed to provide us with a revolving line of credit for $1,500,000 (“Line of Credit”). Borrowings under the Line of Credit is secured by the assets of the Company and bears interest at 8% per annum, with all unpaid principal and accrued interest due and payable on September 24, 2014. There is no prepayment penalty under the Line of Credit. Proceeds from the Line of Credit can be used at the discretion of the Company and the Company intends to use it for working capital. As of September 28, 2012, the Company has not borrowed any amounts under the Line of Credit. Esenjay is one of our major shareholders which beneficially own approximately 43% of our common stock. Mr. Michael Johnson, our director, is the director and shareholder of Esenjay.

ACP Agreement.  On September 4, 2012, the Company entered into an agency agreement with American Capital Partners (ACP), a Financial Industry Regulatory Authority (FINRA) registered broker-dealer for the purpose of advising and assisting the Company, on a best efforts basis, with the $2,000,000 private placement of our common stock and warrants.  The agreement expires February 25, 2014.  The terms of the agreement require the Company to pay a total cash fee of nine percent (9%) of the value received from each investor.  Additionally the Company agreed to issue shares to ACP equal to seven percent (7%) of the shares placed by the ACP. The Company agreed to reimburse ACP for legal fees up to $10,000 incurred in connection with this placement by ACP.

NACCO Prototype Agreement. On February 6, 2012, Flux Power entered into a Prototype Agreement (the “Prototype Agreement”) with NACCO Materials Handling Group, Inc. (“NACCO”) to develop and provide three (3) prototype battery packs for NACCO’s lift trucks. Pursuant to the Prototype Agreement, we agreed to develop and provide three prototype battery backs for use in NACCO’s lift trucks. Our fees under the Prototype Agreement are based on hourly rates of our project managers and engineers and the material costs related to the project. We will retain ownership of all intellectual property developed under the Prototype Agreement, but we have granted NACCO a fully-paid, worldwide, non-exclusive, license to use, sell, and reproduce the prototype battery packs. The term of the Prototype Agreement is indefinite but it may be terminated upon 60 days written notice of either party. As of September 1, 2012, the Company has delivered prototype battery packs and recognized approximately $111,000 of revenue from this agreement.

GTA Terms & Conditions. On September 21, 2011, Flux Power and GreenTech Automotive, Inc. (GTA) entered into terms and conditions for future purchase orders. All sales from Flux Power to GTA that include Flux Power’s product for production of GTA’s electronic vehicle shall be governed under this agreement. This agreement does not obligate GTA to make any purchases of our products.

Notes Payable

In October 2011, the Company entered into a new revolving promissory note agreement (Secondary Operating Capital) with a stockholder for $1,000,000. The revolving promissory note bears interest at 8% per annum, all principal and accrued interest are due and payable on September 30, 2013, as amended, and the note is secured by substantially all of the assets of the Company. As of June 30, 2012 the balance outstanding was $600,000.

In March 2012, the Company entered into an additional note payable (the “Bridge Loan”) agreement with the same stockholder for $250,000. All principal and accrued interest are due and payable on March 7, 2014 and the note bears interest at 8% per annum. As of June 30, 2012 the balance outstanding was $250,000.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and the related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates based on its historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies and estimates affect the preparation of its Financial Statements.

Inventory Valuation

Inventories consist primarily of batteries, battery management systems and the related subcomponents, and are stated at the lower of cost (first-in, first-out) or market. Prepaid inventory represents deposits made by us for inventory purchases. We evaluate inventories to determine if write-downs are necessary due to obsolescence or if the inventory levels are in excess of anticipated demand at market value based on consideration of historical sales and product development plans. The Company recorded a write-off related to obsolete inventory in the amount of approximately $26,000 during the fiscal year ended June 30, 2012. The Company did not record inventory write-down during fiscal year ended June 30, 2011.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, price is fixed or determinable and collectability of the selling price is reasonably assured. Delivery occurs when risk of loss is passed to the customer, as specified by the terms of the applicable customer agreements.

When a right of return exists, contractually or implied the Company recognizes revenue on the sell through-method. Under this method, revenue is not recognized upon delivery of the inventory components. Instead, the Company records deferred revenue upon delivery and recognize revenue when the inventory components are sold through to the end user.

Valuation of Equity Instruments

The Company follows FASB ASC Topic No. 815, Derivatives and Hedging to classify and value warrant liabilities. Warrants classified as derivative liabilities are recorded at their fair values at the issuance date and are revalued at each subsequent reporting date, using a Monte Carlo simulation (“MCS”). A MCS model uses a simulation technique to generate multiple random price paths for the stock price to simulate many possible future outcomes which are then discounted at the risk-free rate. These simulated paths are then averaged to determine the fair value of the warrants.

Our outstanding warrants, more fully described below, offer the holders of such warrants protection against dilution whereby the exercise price of the warrants can be adjusted if the Company completes a subsequent round of financing at less than $1 per share. This provision requires the warrants described below be accounted for as derivative liabilities.

Results of Operations

For the years ended June 30, 2012 and June 30, 2011

	For the Fiscal Year Ended
	June 30, 2012	June 30, 2011

Revenues	$5,930,000	$984,000
Costs of revenues	4,769,000	846,000
Gross profit	1,161,000	138,000
Operating expenses:
Selling, general and administration	2,368,000	1,027,000
Research and development	590,000	382,000
Total operating expenses	2,958,000	1,409,000
Operating loss	(1,797,000)	(1,271,000)
Other income (expense):
Loss on change in fair value of derivative liabilities	(526,000)	-
Interest expense, net	(62,000)	(42,000)
Net loss	(2,385,000)	(1,313,000)

Net Loss

Net losses reported were approximately $2,385,000 for fiscal 2012 as compared to approximately $1,313,000 in fiscal 2011.

Revenues

We currently sell products direct or through one of several retail distributors in North America. Our direct customers are mostly large companies while our distributors primarily distribute to smaller retail customers.

Revenues for the fiscal year ended June 30, 2012, increased approximately $4,946,000, or 503%, compared to the year ended June 30, 2011. This large increase in sales was attributable to the increase in both existing and new customer sales and new contracts.

Concentration of Customers

We currently sell products direct or through one of several retail distributors in North America. Our direct customers are mostly large companies while our distributors primarily distribute to smaller retail customers.

For the fiscal year ended June 30, 2012, the Company had four major customers that represented more than 10% of its revenues on an individual basis, and combined represented 81% or approximately $4,798,000 of the Company’s total revenues.

The four major customers were Greentech Automotive, Inc., which represented 34% of the total revenue, Epic Boats (a company founded and controlled by Chris Anthony, our chairman and president), represented 19% of the total revenue, Artisan Vehicle Systems, which represented 18% of the total revenues, and Boulder EV, represented 10% of the total revenue.

For the fiscal year ended June 30, 2011, the Company had two major customers represented more than 10% of its revenues on an individual basis, and combined represented 47% or approximately $463,000 of the Company’s total revenues.

The two major customers were Wheego Electric Cars, which represented 32% of the total revenue, and Epic Boats (a company founded and controlled by Chris Anthony, our chairman and president), represented 15% of the total revenue.

Cost of Revenues

Cost of revenues for the fiscal year ended June 30, 2012, increased approximately $3,923,000 or 464% compared to the fiscal year ended June 30, 2011. This large increase in cost of revenues was attributable to the increase in customer sales.

Gross Profit

Gross profit for the fiscal year ended June 30, 2012, increased by approximately $1,023,000 or 741%, compared to the fiscal year ended June 30, 2011. Gross profit as a percentage of revenue for the fiscal year ended June 30, 2012, increased to 20% compared to 14% in the fiscal year ended June 30, 2011. Sales traction during the fiscal year ended June 30, 2012 allowed us to perform more efficiently on managing product cost and we were able to negotiate customer agreements at better margins.

Selling, and General and Administrative Expenses

Selling, and general and administrative expenses for the fiscal year ended June 30, 2012 and the fiscal year ended June 30, 2011 were approximately $2,368,000 and approximately $1,027,000, respectively. Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, sales travel, consulting costs, professional fees and other expenses. The increase of approximately $1,341,000 was due primarily to additional marketing and costs associated with our Reverse Acquisition, legal and accounting professional fees.

Research and Development Expense

Research and development expenses for the fiscal year ended June 30, 2012 and the fiscal year ended June 30, 2011 were approximately $590,000 and approximately $382,000, respectively. Such expenses consist primarily of materials, supplies, salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses. The increase of approximately $208,000 was primarily due to an increase in personnel costs and benefits, and an increase in material and supplies consumption.

Liquidity and Capital Resources

For the years ended June 30, 2012 and 2011

As of June 30, 2012, we had a cash balance of approximately $812,000, negative working capital of approximately $3,590,000 and an accumulated deficit of approximately $4,328,000.

Cash Flows from Operating Activities

Our operating activities resulted in net cash used in operations of approximately $1,494,000 for the fiscal year ended June 30, 2012 compared to net cash used in operations of approximately $743,000 for the fiscal year ended June 30, 2011.

The net cash used in operating activities for the fiscal year ended June 30, 2012 reflects our use of proceeds to build the business including increasing expenditures such as, additional marketing and research and development and the costs of our Reverse Acquisition (see Note 1 to our consolidated financial statements). The net loss of approximately $2,385,000 offset by depreciation of approximately $30,000, amortization of prepaid consulting fees of approximately $68,000, changes in the fair value of warrants issued of approximately $526,000, stock-based compensation of approximately $45,000, offset by approximately $26,000 related to the write down for obsolescence of inventory. Changes in operating assets and liabilities included an increase in accounts receivable of approximately $13,000, an increase in accounts payable of approximately $284,000, a decrease in inventories of approximately $1,238,000, (net of $26,000 write-down for obsolete inventory), additional decrease of prepaid inventories $56,000, an increase in accrued expenses of approximately $339,000 primarily related to payroll and related costs, a decrease in customer deposits of approximately $207,000, a decrease in customer deposits from related party of approximately $167,000, a decrease in deferred revenue of approximately $1,322,000, and other minor factors.

The net cash used in operating activities for the fiscal year ended June 30, 2011 reflects a net loss of approximately $1,313,000 offset by depreciation of approximately $22,000 and stock-based compensation of approximately $58,000. Changes in operating assets and liabilities included an increase in accounts receivable of approximately $40,000, a decrease in accounts payable of approximately $6,000, an increase in inventories of approximately $1,697,000, a decrease in prepaid inventory of approximately $550,000, an increase in accrued expenses of approximately $30,000, a decrease in customer deposits of approximately $347,000, an increase in customer deposits from related party of approximately $208,000, an increase in deferred revenue of approximately $1,802,000, and an increase in prepaid others of approximately $10,000, and other minor factors.

Cash Flows from Investing Activities

The net cash used in investing activities for the fiscal years ended June 30, 2012 and 2011 consist primarily of purchases of equipment of approximately $60,000 and $14,000, respectively.

Cash Flows from Financing Activities

Net cash provided by financing activities for the fiscal years ended June 30, 2012 and 2011 was approximately $2,126,000 and $930,000, respectively. The increase in financing activities is the result of additional debt and equity issuances.

(a)	Private Placement Transactions

During the fiscal year ended June 30, 2012, the Company received approximately $1,126,000 (net of fees) which includes $3,000 from the issuance of common shares, in connection with the Company’s Reverse Acquisition (See note 1, to the financial statements). In accordance with the Reverse Acquisition the Company conducted two Private Placement transactions and sold 2,813,000 shares of common stock and issued 563,000 five (5) year warrants. The Company additionally issued 2,294,000 shares of common stock and 468,000 warrants during July and August 2012 for a total approximating $924,000 net proceeds.

(b)	Stockholder Notes Payable

Working Capital Loans

During the fiscal year ended June 30, 2012, the Company had $200,000 outstanding on a $400,000 (Inventory Funding Loan) revolving note payable with a stockholder.  The note had a stated interest rate of 8% per annum and was for inventory purchases.  Interest accrued daily and was payable upon maturity or conversion as amended.  Advances on the note were collateralized by substantially all assets of the Company.

The Company had another revolving note payable (Operating Capital Loan) in the amount of $1,000,000, due to the same stockholder.  During the fiscal year ended June 30, 2012, the Company had $830,000 outstanding on this note. The note bore interest at 8% per annum and a maturity date of May 2012.  The purpose of this note was to provide bridge capital for financing.  Advances on the note are collateralized by substantially all of the assets of the Company.

In August 2011, the Company amended the terms of both the Inventory Funding Loan and Operating Capital Loan to provide for conversion feature of the notes payable into shares of the Company’s common stock at $1 per share.

In September 2011, the Company entered into an additional note payable (Short-Term Loan) agreement with the same stockholder for $150,000.  The note matured in May 2012 and bore interest at 8% per annum as amended, and is convertible into the Company’s equity securities in the same terms as the above Loans.

In December 2011, the combined full outstanding principal balance of $1,180,000 on the Inventory Funding Loan, Operating Capital Loan and Short-Term notes payable together with $84,228 of accrued interest on these notes were converted into 3,735,419 (1,264,228 shares pre-reverse Acquisition) shares of common stock at a conversion price of $.34 ($1.00 per share pre-reverse Acquisition).

Revolving Loans

In October 2011, we entered into a new revolving promissory note agreement (Secondary Operating Capital) with a stockholder for $1,000,000. The revolving promissory note bears interest at 8%, is due on September 30, 2013, as amended, and is secured by substantially all of the assets of the Company. As of June 30, 2012 the balance outstanding payable on the note was $600,000.

On March 7, 2012, we entered into an additional note payable agreement with the same stockholder for $250,000. The note is due on on March 7, 2014 and bears interest at 8% per annum. As of June 30, 2012 the balance outstanding payable on the note was $250,000.

We may require additional financing in the future. The timing of the Company’s need for additional capital will depend in part on its future operating performance in terms of revenue growth and the level of operating expenses maintained.

However, there is no guarantee the Company will be able to obtain additional funds in the future or that funds will be available on terms acceptable to the Company. If such funds are not available, management will be required to curtail its investments in additional sales and marketing and product development resources, and capital expenditures, which may have an adverse effect on the Company’s future cash flows and results of operations, and its ability to fund operations.

During the fiscal year ended June 30, 2011, we received $930,000 from the issuance of notes payable to a shareholder, and we received $400 from the collection of a note receivable from a shareholder.

Future Liquidity Needs

We have evaluated our expected cash requirements over the next twelve months, which includes, but is not limited to, investments in additional sales and marketing and product development resources, capital expenditures, and working capital requirements.

We may require additional financing in the future. The timing of our need for additional capital will depend in part on our future operating performance in terms of revenue growth and the level of operating expenses maintained.

We believe our cash, accounts receivables, and our revolving promissory notes are adequate to satisfy our working capital needs and sustain our ongoing operations for at least the next twelve months.

However, there is no guarantee we will be able to obtain additional funds in the future if required or that funds will be available on terms acceptable to us. If such funds are not available, management will be required to curtail its investments in additional sales and marketing and product development resources, and capital expenditures, which may have an adverse effect on our future cash flows and results of operations, and our ability to fund operations.

To the extent that we raise additional funds by issuing equity or debt securities, our shareholders may experience additional significant dilution and such financing may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates, or grant licenses on terms that may not be favorable to us. Such actions may have a material adverse effect on our business.

Additionally, recent global market and economic conditions have been unprecedented and challenging with tighter credit conditions and recession in most major economies. As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to businesses and consumers. These factors have led to a decrease in spending by businesses and consumers alike, and a corresponding decrease in global infrastructure spending. Continued turbulence in the U.S. and international markets and economies and prolonged declines in business and consumer spending may adversely affect our liquidity and financial condition, including our ability to access the capital markets to meet liquidity needs.

Off-Balance Sheet Arrangements

As of June 30, 2012, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

Refer to Note 1, “Summary of Significant Accounting Polices,” in the accompanying notes to the financial statements for a discussion of new accounting standards.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements on page 58.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A - CONTROLS AND PROCEDURES

 Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based on the management's assessment and review of our financial statements and results for the fiscal year ended June 30, 2012, we have concluded that our disclosure controls and procedures were effective for purposes stated above.

(a)	Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurances with respect to financial statement preparation and presentation. Additionally, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. As of June 30, 2012, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of June 30, 2012 based on the COSO criteria.

For the fiscal year ended June 30, 2011, the company had a material weakness in internal controls over financial reporting in that the Company did not employ personnel with sufficient knowledge of generally accepted accounting principles (GAAP) to enable it to prepare financial statements in accordance with GAAP. The Company remediated this material weakness in January 2012 by hiring a Chief Financial Officer who is a Certified Public Accountant who holds an active California license.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to permanent rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Change in Internal Control Over Financial Reporting

With the exception of the remediation measure taken in January 2012 in hiring our Chief Financial Officer, there have been no other changes in the Company’s internal controls over financial reporting during the fiscal year ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B — OTHER INFORMATION

None.

PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers and Significant Employees

Identification of Directors, Executive Officers and Significant Employees

The following table and text set forth the names and ages of our current directors, executive officers and significant employees as of the date of this report. Our Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships among any of the directors and executive officers.

Name	Age	Position
Chris L. Anthony	36	Chairman and Chief Executive Officer
Stephen G. Jackson	49	Chief Financial Officer and Chief Operating Officer
Craig Miller	40	Chief Intellectual Property Officer and Corporate Secretary
Michael Johnson	61	Director
James Gevarges	46	Director

There are no arrangements or understandings between our directors and executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

Business Experience

Chris L. Anthony, Chief Executive Officer, and Director. Mr. Anthony has been our Chairman and Chief Executive Officer since June 14, 2012. Mr. Anthony has been Chairman and Chief Executive Officer of Flux Power since it was incorporated. Since November 2010, Mr. Anthony has also served as an R&D Advisor to Epic Boats, LLC, a Delaware company primarily engaged in the business of providing recreational and competitive watercrafts, including an electric wake boarding boat which he founded in 2002 (“Epic Boats”) and where he served as Chief Executive Officer until October 2010. Mr. Anthony is a majority owner of Epic Boats. At Epic Boats, Mr. Anthony’s primary responsibilities included managing the day to day operations of the Company in his capacity as Chief Executive Officer and Founder. From 2005 to 2009 Mr. Anthony served as the Chief Operating Officer of Aptera Motors, Inc., a Delaware company engaged in the business of manufacturing a three-wheel electric car (“Aptera Motors”) and was a Director of that company from 2005 to 2010. Aptera Motors and Epic Boats are not affiliates of the Company. Mr. Anthony is an expert in energy storage, electric propulsion systems, and advanced composite manufacturing processes. He has significant experience building advanced products in the marine and commuter vehicle industries. Mr. Anthony has a Bachelor’s of Science degree in finance from the Cameron School of Business.

Stephen G. Jackson, Chief Financial Officer and Chief Operating Officer. Mr. Jackson has been our Chief Financial Officer since June 14, 2012. Mr. Jackson has been providing services to Flux Power since November 2011 and joined the Company as a full time employee in January 2012. Prior to joining Flux Power, Mr. Jackson served as the Chief Financial Officer and Chief Operating Officer for Verdezyne Inc, an alternative energy bio-fuel company from 2008 to 2011. Mr. Jackson is a Certified Public Accountant and has more than 20 years finance and operations experience, including 7 years at SAIC, a FORTUNE 500® scientific, engineering, and technology applications company, where he held several significant financial management positions, and 3 years at PriceWaterhouse LLP (“PW”). Verdezyne, Inc., SAIC, and PW are not affiliates of the Company. He received his Bachelor of Business Administration degree in Accounting from the University of Texas at Austin and a Master of Science degree in Accountancy from San Diego State University.

Craig Miller, Chief Intellectual Property Officer and Corporate Secretary. Mr. Miller has been our Chief Intellectual Property Officer since July 1, 2012 and our corporate secretary since June 14, 2012. Mr. Miller has been providing various business and Intellectual Property related services since the inception of Flux Power. Prior to working with Flux Power Mr. Miller had his own practice consulting companies on Intellectual Property Matters such as filing of patent applications, providing patent strategy and providing general business consulting. Mr. Miller has also worked in house as Director of Intellectual Property for BakBone Software, Inc. (2006~2009) where he helped BakBone prepare for a Nasdaq public offering. BakBone Software was a computer software company specializing in development of data protection storage software. Mr. Miller has over 12 years of experience in the Intellectual Property field and during such time has held several significant management positions in Intellectual Property. Mr. Miller received his Bachelor of Science degree in electrical engineering from California State Polytechnic University, Pomona.

Michael Johnson, Director. Mr. Johnson has been our director since July 12, 2012. Mr. Johnson has been a director of Flux Power since it was incorporated. Since 2002, Mr. Johnson has been a director and the Chief Executive Officer of Esenjay Petroleum Corporation (“Esenjay Petroleum”), a Delaware company located in Corpus Christi, Texas which is engaged in the business oil exploration and production. Mr. Johnson’s primary responsibility at Esenjay Petroleum was to manage the business and company as Chief Executive Officer. Mr. Johnson is director and shareholder of Esenjay Investments LLC, a Delaware company engaged in business of investing in companies, and an affiliate of the Company owning approximately 49% of the issued and outstanding shares of the Company. As a result of Mr. Johnson’s leadership and business experience he is an industry expert in the natural gas exploration industry and brings a wealth of management and successful company building experience to the board. Mr. Johnson received a BS degree in mechanical engineering from the University of Southwestern Louisiana in 1971.

James Gevarges, Director. Mr. Gevarges has been our director since July 14, 2012. Mr. Gevarges has been a director of Flux Power since it was incorporated. Mr. Gevarges is the President, Chief Executive Officer, and a majority owner of Current Ways, Inc., a California company engaged in the business of manufacturing chargers and other components for electric vehicles, which he founded in 2010. Current Ways, Inc. is not an affiliate of the Company. Since 1991 Mr. Gevarges has also been a Director and the Chief Executive Officer of LHV Power Corporation (formerly known as HiTek Power, Corp) (“LHV Power”), a California company located in Santee, California which is engaged in the business of designing, manufacturing and marketing of power supply systems. Mr. Gevarges is the sole owner of LHV Power. LHV Power is not an affiliate of the Company. Mr. Gevarges’ primary responsibilities at LHV Power are to manage the company and business as Chief Executive Officer and President. As a result of Mr. Gevarges’ management and industry experience he is a power supply industry expert and brings an enormous amount of manufacturing and successful company management experience to the Company. Mr. Gevarges has a Bachelor’s of Science degree in electrical engineering from Louisiana State University.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of our directors or executive officers were involved in any of the following: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Board Leadership Structure and Role in Risk Oversight

The Board does not have a policy as to whether the roles of our Chairman and Chief Executive Officer should be separate. Instead, the Board makes this determination based on what best serves our Company’s needs at any given time. Currently, Mr. Anthony holds the positions of Chairman and Chief Executive Officer of our Company. The Board may decide to separate the positions of Chairman and Chief Executive Officer in the future if the Board believes it is in the best interest of the Company and our shareholders.

The Board believes that effective board leadership is highly dependent on the experience, skills and personal interaction between persons in leadership roles. The Company believes that having one person, particularly Mr. Anthony with his extensive knowledge of the industry and executive management experience, his extensive knowledge of the operations of the Company and his own commitment to innovation and strategic thinking, serve as both Chief Executive Officer and Chairman is the best leadership structure for the Company because it demonstrates to our employees, customers and shareholders that the Company is under strong leadership, with a single person setting the tone and having primary responsibility for managing the Company’s operations. Accordingly, with significant input from our Board, Mr. Anthony sets the strategic direction for our Company and provides daily leadership and guidance to our managements and employees. In addition, this unity of leadership promotes strategy development and execution, timely decision-making and effective management of Company resources. The Company believes that it has been well-served by this structure.

In its governance role, and particularly in exercising its duty of care and diligence, the Board is responsible for ensuring that appropriate risk management policies and procedures are in place to protect the company’s assets and business. Our Board has broad and ultimate oversight responsibility for our risk management processes and programs and executive management is responsible for the day-to-day evaluation and management of risks to the Company.

Audit Committee

We have not adopted an audit committee charter. Our Board of Directors will serve the function of the audit committee. The Board of Directors intends to establish an audit committee in the future.

Audit Committee Financial Expert

Our Board of Directors has not established a separate audit committee within the meaning of Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Instead, our entire Board of Directors acts as the audit committee within the meaning of Section 3(a)(58)(B) of the Exchange Act. In addition, our Board of Directors has not made a determination as to whether a director on the Board meets the definition of an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K. We continue to seek candidates for outside directors and for a financial expert to serve on a separate audit committee when we establish one.

In fulfilling its oversight responsibilities, the Board has reviewed and discussed the audited financial statements with management and discussed with the independent auditors the matters required to be discussed by SAS 61. Management is responsible for the financial statements and the reporting process, including the system of internal controls. The independent auditors are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles.

The Board of Director discussed with the independent auditors, the auditors’ independence from the management of the Company and received written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1.

After Board of Director’s review and discussions, as mentioned above, the Board of director recommended that the audited financial statements be included in the Company’s Annual Report on Form 10-K.

Compensation Committee and Governance and Nomination Committee

We have not adopted a compensation committee and governance committee charters. The Board of Directors currently serves these functions. The Board of Directors will consider establishing a compensation committee and governance committee in the future. There were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Code of Conduct and Ethics

We have not adopted a Code of Conduct for our CEO and Senior Executive Officers.

Indemnification Agreements

In connection with the appointment of Mr. Chris Anthony as a director, Chief Executive Officer and President, and Mr. Steve Jackson as our Chief Financial Officer, and Mr. Craig Miller as our Secretary on June 14, 2012, and the appointment of Mr. James Gevarges and Mr. Michael Johnson on July 12, 2012, we executed a standard form of indemnification agreement (“Indemnification Agreement”) with each of them (each, an “Indemnitee”).

Pursuant to and subject to the terms, conditions and limitations set forth in the Indemnification Agreement, we agreed to indemnify each Indemnitee, against any and all expenses incurred in connection with the Indemnitee’s service as our officer, director and or agent, or is or was serving at our request as a director, officer, employee, agent or advisor of another corporation, partnership, joint venture, trust, limited liability company, or other entity or enterprise but only if the Indemnitee acted in good faith and in a manner he reasonably believed to be in or not opposed to our best interest, and in the case of a criminal proceeding, had no reasonable cause to believe that his conduct was unlawful. In addition, the indemnification provided in the indemnification agreement is applicable whether or not negligence or gross negligence of the Indemnitee is alleged or proven. Additionally, the Indemnification Agreement establishes processes and procedures for indemnification claims, advancement of expenses and costs and contribution obligations.

Compliance with Section 16 of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission (hereinafter referred to as the “Commission”) initial statements of beneficial ownership, reports of changes in ownership and Annual Reports concerning their ownership, of Common Stock and other of our equity securities on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% stockholders are required by Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on information available to us in public filings, we believe that all reports required by Section 16(a) for transactions in the fiscal year ended June 30, 2012, were timely filed.

ITEM 11 — EXECUTIVE COMPENSATION

Summary Compensation Table

During the fiscal year ended June 30, 2011 and June 30, 2012, no compensation was paid to Mr. Gianluca Cicogna-Mozzoni, our former executive officers or director who held such positions prior to the Reverse Acquisition. Upon the closing of the Reverse Acquisition, Mr. Gianluca Cicogna-Mozzoni submitted a resignation letter pursuant to which he resigned from all offices that he held, effective immediately; and from his position as our director that will become effective on the tenth day following the mailing by us of an information statement to our stockholders that complies with the requirements of Section 14(f) of the Exchange Act (the “Effective Date”). Mr. Cicogna-Mozzoni’s resignation was effective on July 12, 2012.

The following table sets forth the information, on an accrual basis, with respect to the compensation of our and Flux Power’s named executive officers for the fiscal years ended June 30, 2012 and June 30, 2011.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($) (3)		Non-Equity Incentive Plan Compensation ($) (4)	All Other Compensation ($)		Total ($)
Chris L. Anthony(5),	2012	$127,200	$30,000	$—	$9,000	(5)	$—	$—		$166,200
Chief Executive Officer and Chairman of the Board	2011	$60,000	$—	$—	$—		$—	$—		$60,000

Stephen G. Jackson (6),	2012	$64,992	$25,560	$—	$223,000	(6)	$—	$—		$313,552
Chief Financial Officer and Chief Operating Officer	2011	$—	$—	$—	$—		$—	$—		$—

Joseph Gottlieb (7),	2012	$—	$—	$—	$—		$—	$—		$—
Former Chief Technology Officer	2011	$172,918	$—	$—	$26,500	(7)	$—	$ 75,000	(7)	$274,418

(1)	Amounts listed under the “Bonus” column for fiscal 2012 reflect the discretionary bonuses paid to each of the Named Executive Officers.
(2)	The “Stock Awards” column is the grant date fair value of stock awards issued during each respective year, adjusted where applicable for our assessment of the probability that performance conditions will be achieved. The grant date fair value was determined in accordance with the provisions of FASB ASC Topic 718. There were no Stock awards issued in fiscal ended June 30, 2012 or 2011.
(3)	The “Option Awards” column is the grant date fair value of stock options granted during each respective year, adjusted where applicable for our assessment of the probability that performance conditions will be achieved. The grant date fair value was determined in accordance with the provisions of FASB ASC Topic 718 using the Black-Scholes valuation model with assumptions described in more detail in the notes to our audited financial statements included in this report. None of the stock options with performance conditions that were granted in fiscal ended June 30, 2012 or 2011were considered probable of achieving their vesting conditions at the date of grant. Therefore the grant date fair value of such performance awards for purposes of the Summary Compensation Table was zero.
(4)	There were no bonuses paid in fiscal 2012 or 2011 related to Incentive Plan performance.
(5)	Mr. Anthony was granted on October 1, 2011 options to purchase 100,000 shares or 295,470 as adjusted (see Note 1, to the financial statements) of our common stock at $0.04 per share. The options vest quarterly over a 2-year period and expire on October 1, 2021. The fair value of the option award as of June 30, 2012 is approximately $9,000.
(6)	Mr. Jackson was granted on January 25, 2012 options to purchase 300,000 shares or 886,411 as adjusted (see Note 1, to the financial statements) of our common stock at $0.34 per share. The options vest 25% after 12 mos., remaining monthly over 36 months and expire on January 22, 2020. As of June 30, 2012 the options are fully unvested. The fair value of the option award as of June 30, 2012 is approximately $223,000.
(7)	Mr. Gottlieb resigned as Chief Technology Officer on July 31, 2011, and was paid a severance of $75,000. On December 3, 2010, Mr. Gottlieb was granted fully vested options to purchase 265,000 shares or 782,997 as adjusted (see Note 1, to the financial statements) of our common stock at $0.04 per share. The options expire on July 31, 2013. The fair value of the option award as of June 30, 2012 is approximately $23,000.

Benefit Plans

We do not have any profit sharing plan or similar plans for the benefit of our officers, directors or employees. However, we may establish such plan in the future.

Equity Compensation Plan Information

Flux Power has adopted the 2010 Stock Option Plan (“Option Plan”) which reserved 2,000,000 shares of common stock for issuance upon exercise of options. As of June 14, 2012, the number of shares of common stock outstanding under the Option Plan was 1,535,500, and as of June 30, 2011, the number of shares of common stock outstanding under the Option Plan was 710,000.

As part of the Reverse Acquisition, we assumed the Option Plan and all 1,535,500 stock options of Flux Power’s outstanding as of June 14, 2012, whether or not exercised and whether or not vested, will be substituted by us with 4,536,948 new options based on a ratio of 2.9547039 (“Share Exchange Ratio”) in a manner that complies with Sections 424(a) and 409A of the Internal Revenue Code. The new options substituted by us shall continue to have, and be subject to, the substantially the same terms and conditions as before, but will be convertible into shares of our common stock, as adjusted given effect to the Share Exchange Ratio. However, we will not be able to grant additional options under the Option Plan.

The following table sets forth certain information concerning our unexercised options, stock that has not vested, and equity compensation plan awards outstanding as of June 30, 2012 for the named executive officers below:

	Option Awards(1)						Stock Awards
Name	Award Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Chris L. Anthony	10/01/2011	110,081	184,669	0	$0.04	10/1/2021	184,669	$9,000	0	$0

Stephen G. Jackson	01/25/2012	0	886,411	0	0.34	01/25/2022	886,441	223,000	0	0

Joseph Gottlieb (2)	12/03/2010	782,997	0	0	0.04	12/31/2013	0	0	0	0

(1)	The fair value of each option grant is estimated at the date of grant using the Black-Scholes option pricing model. Expected volatility is calculated based on the historical volatility of the Company’s stock. The risk free interest rate is based on the U.S. Treasury yield for a term equal to the expected life of the options at the time of grant.

(2)	Mr. Gottlieb resigned July 31, 2011.

Compensation of Non-Executive Directors

As of June 30, 2012, no equity awards were issued to any of our non-executive directors.

Aggregated Option/SAR exercised and Fiscal year-end Option/SAR value table

Neither our executive officers nor the other individuals listed in the tables above, exercised options or SARs during the last fiscal year.

Long-term incentive plans

No long term incentive awards were granted by us in the last fiscal year.

Employment contracts and termination of employment and change-in-control arrangements

Effective August 1, 2012, we hired Craig Miller as our Chief Intellectual Property and Corporate Secretary on an at-will basis. In consideration for his services, we agreed to pay Mr. Miller an annual base salary of $180,000 paid in biweekly installments. Mr. Miller is also eligible to (i) receive a bonus of $10,000 for every $5,000,000 in revenue per quarter, and (ii) participate in our incentive plan. Mr. Miller also receives standard benefits which include health and dental insurance.

We have entered into an employment agreement, as amended, with our Chief Executive Officer, Chris L. Anthony. Pursuant to the terms of his employment agreement, Mr. Anthony is an “at-will” employee. Mr. Anthony is paid an annual salary of $201,600. Further, Mr. Anthony is entitled to a $10,000 end of fiscal year bonus for every $10,000,000 in sales with at least a 10% gross margin and a 20% salary bonus for every $20,000,000 in sales with at least a 10% gross margin. In the event Mr. Anthony is terminated for any reason other than criminal activity, we agree to provide Mr. Anthony with a severance payout equal to six (6) months of employment.

We have entered into an employment agreement with our Chief Financial Officer and Chief Operating Officer, Steve Jackson to be effective as of January 2, 2012. In connection with Mr. Jackson’s services to our Company, on January 25, 2012, Mr. Jackson was granted options to purchase 886,411 shares of common stock, subject to the following vesting schedule: 25% shares vest after 12 months, and remaining shares vest monthly over 36 months. As of September 4, 2012, none of the options have vested. Pursuant to the terms of his employment agreement, Mr. Jackson is an “at-will” employee. Mr. Jackson is currently paid an annual salary of $170,400. Moreover, after reaching the booking/sales milestones listed below, Mr. Jackson will be entitled to quarterly compensation adjustments, both up and down, based on the previous quarter’s sales as follows:

Quarterly Sales Milestones	Annualized Compensation
$3,000,000	$164,500
$5,000,000	$188,000
$10,000,000	$211,500
$15,000,000	$235,000

We have entered into an employment agreement with Steve Jackson that states that in the event Mr. Jackson is terminated after the Probation Period for any reason other than for cause, we agree to provide Mr. Jackson with a severance payout equal to six (6) months of employment. The only officer or employee who has contractual rights triggered by a change in control of the company is Mr. Jackson. Mr. Jackson’s stock option agreement states that in the event of a change in control, after the effective date of the agreement, any and all unvested stock options held by Mr. Jackson shall become 100% vested and exercisable.

As of June 30, 2012 there were no performance based bonuses paid in fiscal years ended June 30, 2012 or 2011.

Compensation Committee Interlocks and Insider Participation

We have not established a Compensation Committee and our Board of Directors will serve this function.

Director Independence

We currently do not have any independent directors as the term “independent” is defined by the rules of the Nasdaq Stock Market.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934, as amended, as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose of or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, subject to community property laws where applicable. As of September 4, 2012 we had a total of 46,364,587 shares of common stock outstanding.

The following table sets forth, as of September 4, 2012: (a) the names and addresses of each beneficial owner of more than five percent of our common stock known to us, the number of shares of common stock beneficially owned by each such person, and the percent of our common stock so owned; and (b) the names and addresses of each director and executive officer, the number of shares our common stock beneficially owned, and the percentage of our common stock so owned, by each such person, and by all of our directors and executive officers as a group. Unless otherwise indicated, the business address of each of our directors and executive officers is c/o Flux Power Holdings, Inc., 2240 Auto Park Way, Escondido, California 92029. Each person has sole voting and investment power with respect to the shares of our common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percentage of Ownership

Directors and Named Executive Officers

Chris L. Anthony, Director and Executive Officer	11,996,551	(2)	25.7%

Stephen G. Jackson, Chief Financial Officer	-		-

Craig Miller, Chief Intellectual Property Officer	443,206	(3)	1.0%

Michael Johnson	20,134,205	(4)	43.3%

James Gevarges	6,057,143	(5)	13.04%

All Officers & Directors as a Group (5 people)	38,600,925		83.0%

5% Beneficial Owners

Baytree Capital Associates, LLC (6) 40 Wall Street, 58th Floor New York, New York 1000	3,572,777	(6)	7.15%

(1) As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934, as amended, as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose of or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, subject to community property laws where applicable. Accordingly, shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be beneficially owned and outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

(2) Includes 147,735 stock options, all of which are vested.

(3) Includes 443,206 stock options, all of which are vested. Options issued to Mr. Miller were granted while Mr. Miller was a contractor (non-employee) of Flux Power. Mr. Miller provided business and intellectual property related services to Flux Power. Mr. Miller has been our Chief Intellectual Property Officer since July 1, 2012 and our corporate secretary since June 14, 2012.

(4) Includes shares held by Esenjay Investments, LLC, a Texas limited liability company of which Mr. Johnson is the sole director and beneficial owner. Includes 147,735 stock options, all of which are vested. The options have been adjusted given effect to the Share Exchange Ratio.

(5) Includes 147,735 stock options, all of which are vested.

(6) Includes 1,035,000 shares held by Michael Gardner who is a principal of Baytree Capital Associates LLC, and 1,837,777 shares of common stock underlying warrants for a term of 5 years and at an exercise price of $0.41 per share of common stock for financial advisory services.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

In connection with the Reverse Acquisition, Mr. Anthony, our President, Chief Executive Officer, and director, Mr. Gevarges, our director, and Esenjay Investments, LLC, an entity which our director, Michael Johnson, is a director, severally agreed not to offer, sell, assign, transfer, pledge, contract to sell, or otherwise dispose of any shares of our common stock or securities convertible into or exercisable or exchangeable into our common stock beneficially owned by such shareholder, for a period of eighteen (18) months from the closing date of the Reverse Acquisition, except during the period after the first anniversary of the closing date and a period of six (6) months thereafter, in such an amount which constitutes less than three percent (3%) in the aggregate of such shareholder’s beneficial ownership of our common stock per month.

On June 14, 2012, we entered into an Advisory Agreement with Baytree Capital Associates, LLP. our affiliate which owns 2,285,000 shares of our common stock (“Baytree Capital”) pursuant to which Baytree Capital will provide us with business and consulting services for 24 months in exchange for 100,000 restricted shares of our newly issued common stock at the commencement of each six month period in return for its services, which shares will have piggy-back registration rights, and a warrant to purchase 1,837,777 restricted shares of our common stock for a period of 5 years at an exercise price of $.41 per share.

Loans from Stockholder

(a)	Loans Converted into Common Stock

During the fiscal year ended June 30, 2012, the Company had $200,000 outstanding on a $400,000 (Inventory Funding Loan) revolving note payable with a stockholder.  The note had a stated interest rate of 8% per annum and was for inventory purchases.  Interest accrued daily and was payable upon maturity or conversion as amended.  Advances on the note were collateralized by substantially all assets of the Company.

The Company had another revolving note payable (Operating Capital Loan) in the amount of $1,000,000, due to the same stockholder.  During the fiscal year ended June 30, 2012, the Company had $830,000 outstanding on this note. The note bore interest at 8% per annum and a maturity date of May 2012.  The purpose of this note was to provide bridge capital for financing.  Advances on the note are collateralized by substantially all of the assets of the Company.

In August 2011, the Company amended the terms of both the Inventory Funding Loan and Operating Capital Loan to provide for conversion feature of the notes payable into shares of the Company’s common stock at $1 per share.

In September 2011, the Company entered into an additional note payable (Short-Term Loan) agreement with the same stockholder for $150,000.  The note matured in May 2012 and bore interest at 8% per annum as amended, and is convertible into the Company’s equity securities in the same terms as the above Loans.

In December 2011, the combined full outstanding principal balance of $1,180,000 on the Inventory Funding Loan, Operating Capital Loan and Short-Term notes payable together with $84,228 of accrued interest on these notes were converted into 3,735,419 (1,264,228 shares pre-reverse Acquisition) shares of common stock at a conversion price of $.34 ($1.00 per share pre-reverse Acquisition).

(b)	Revolving Loans

In October 2011, we entered into a new revolving promissory note agreement (Secondary Operating Capital) with a stockholder for $1,000,000. The revolving promissory note bears interest at 8%, is due on September 30, 2013, as amended, and is secured by substantially all of the assets of the Company. As of June 30, 2012 the balance outstanding payable on the note was $600,000.

On March 7, 2012, we entered into an additional note payable agreement with the same stockholder for $250,000. The note is due on on March 7, 2014 and bears interest at 8% per annum. As of June 30, 2012 the balance outstanding payable on the note was $250,000.

On September 24, 2012, we entered into a certain Unrestricted and Line of Credit (“Line of Credit) with Esenjay Investments, LLC (“Esenjay”) pursuant to which Esenjay agreed to provide us with a revolving line of credit for $1,500,000 (“Line of Credit”). Borrowings under the Line of Credit is secured by the assets of the Company and bears interest at 8% per annum, with all unpaid principal and accrued interest due and payable on September 24, 2014. There is no prepayment penalty under the Line of Credit. Proceeds from the Line of Credit can be used at the discretion of the Company and the Company intends to use it for working capital. As of September 28, 2012, the Company has not borrowed any amounts under the Line of Credit. Esenjay is one of our major shareholders which beneficially own approximately 43% of our common stock. Mr. Michael Johnson, our director, is the director and shareholder of Esenjay.

We may require additional financing in the future. The timing of the Company’s need for additional capital will depend in part on its future operating performance in terms of revenue growth and the level of operating expenses maintained.

However, there is no guarantee the Company will be able to obtain additional funds in the future or that funds will be available on terms acceptable to the Company. If such funds are not available, management will be required to curtail its investments in additional sales and marketing and product development resources, and capital expenditures, which may have an adverse effect on the Company’s future cash flows and results of operations, and its ability to fund operations.

During 2009, the Flux Power entered into a cancelable Term Sheet agreement (the “Term Sheet Agreement”) with a LHV Power Corporation, an entity owned by James Gevarges, one of our major shareholders. Mr. Gevarges is also the Chief Executive Officer and President of LHV Power. Pursuant to the Term Sheet Agreement, Flux Power was appointed as a distributor of LHV Power battery charging products allowing Flux Power to sell the products either separately or as part of an energy storage solution. Additionally, Flux Power was required to develop a microprocessor control board, and the associated software to enable communication between the parties’ respective products (“MCB”) which entitles Flux Power to royalties for any such units sold by the related entity. Pursuant to the Term Sheet Agreement Flux Power may purchase the products at the then current price list for distributors. Further, under the Term Sheet Agreement, if LHV Power sells its products to a different distributor Flux Power is entitled to a distribution fee equal to 20% of the gross profits on such sale. This distribution fee and royalties are capped at a total of $200,000. The products defined in the Term Sheet were assigned Gevarges. Mr. Gevarges is also the Chief Executive Officer and President of Current Ways, Inc., Under the Term Sheet Agreement, it was agreed that upon completion of the MCB, and LHV Power’s sale of the MCB as part of its product offerings, LHV Power will pay Flux Power a royalty fee of $20 per MCB sold, with such royalty fees capped at $200,000. This distribution and royalties fees were capped at a total of $200,000. The parties also agreed that the obligation to pay the royalty fees and distribution fee would survive the termination or expiration of the Term Sheet Agreement and such obligation to make such payment would terminate once the total payments of the distribution and royalty fee reached $200,000 (“Distribution and Royalty Fee Obligation”). Once the Distribution and Royalty Fee Obligation has been satisfied, the parties agreed that Flux Power would no longer be required to provide any support for the MCB and the parties would negotiate a new support fee upon LHV Power’s request. This cap has not been satisfied and the Distribution and Royalty Fee Obligation still remains outstanding. The chargers are not currently under commercial production and therefore no Distribution and Royalty Fee has been received by Flux Power. Under the Term Sheet Agreement, LHV Power has ownership of all intellectual property concerning the software developed under the Term Sheet Agreement. On September 1, 2010, with our consent, LHV assigned the Term Sheet Agreement. The Term Sheet Agreement provides for automatic one-year renewals and remains in effect.to Current Ways, Inc., a different company that is owned by Mr. Gevarges. In connection with the assignment, Current Ways, Inc. assumed all of the rights and obligations of LHV Power under the Term Sheet Agreement. The Term Sheet Agreement expired pursuant to its terms on April 1, 2011. However, Current Ways, Inc. is still subject to the Distribution and Royalty Fee Obligation which will continue until the cap of $200,000 is satisfied or the parties agree otherwise. The parties are also subject to restrictions on the use and disclosure of confidential information of the other party until April 1, 2013. Pursuant to our standard purchase order terms and conditions, during the fiscal years ended June 30, 2012 and 2011, Flux Power purchased approximately $85,000 and $33,000 charger products from Current Ways, Inc., which purchases were not subject to the distribution fee or royalties under the Term Sheet Agreement.

On August 1, 2009, Flux Power entered into a Manufacturing Implementation Agreement (the “Manufacturing Agreement”) with LHV Power. Pursuant to the Manufacturing Agreement Flux Power granted LHV Power a right of first refusal to manufacture our battery management systems. Further, under the Manufacturing Agreement, Flux Power agreed to pay for any specialized tooling LHV Power may require to manufacture Flux Power’s battery management systems. Under the Manufacturing Agreement, Flux Power will retain ownership of all intellectual property developed under the Manufacturing Agreement. The Manufacturing Agreement expires on August 1, 2014. During the fiscal years ended June 30, 2012 and 2011, Flux Power paid approximately $263,000 and $130,000, respectively, to LHV Power pursuant to the Manufacturing Agreement.

On July 1, 2011, Flux Power entered into a Sublease Agreement with Epic Boats, LLC (“Epic Boats”). Chris Anthony, our Chief Executive Officer is also an R&D advisor to, and 35% owner of, Epic Boats. Pursuant to the Terms of the Sublease Agreement, Epic Boats has subleased approximately 7,200 square feet of Flux Power’s office space for a monthly payment of $6,640. The Sublease Agreement was terminated January 1, 2012. During fiscal years ended June 30, 2012 and 2011, Epic Boats reimbursed $53,000 and $7,000, respectively, to Flux Power under this Sublease Agreement.

On October 21, 2009, Flux Power entered into an agreement with Epic Boats, LLC where Epic Boats assigned and transferred to Flux Power the entire right, title, and interest into products, technology, intellectual property, inventions and all improvements thereof, as defined in the table below.

Product	Description
Battery Box Design	All hardware, tooling and design reduced to practice otherwise of the battery housings which include the integration of a battery management system.
CAN Communication Protocol	Top communication protocol that communicates through the CAN bus
CAN based Throttle Controller	All hardware, software and tooling reduced to practice or otherwise of the throttle controller
BMS Head End Interfaces	Interfaces to the motor and generator controller to the diagnostic software

As of this date, Flux Power began selling products to Epic Boats under Flux Power’s standard terms and conditions and has continued to sell products to Epic Boats as a customer. During the fiscal years ended June 30, 2012 and 2011, Flux Power sold approximately $1,135,000 and $149,000, respectively, of product to Epic Boats. The customer deposits balance received from Epic Boats at June 30, 2012 and June 30, 2011, is approximately $200,000 and $367,000, respectively. There were no receivables outstanding from Epic Boats as of June 30, 2012.

During the fiscal years ended June 30, 2012 and 2011, the Company sold approximately $1,000 and $29,000, respectively, of product to a company owned by another one of the Company’s major shareholders who is the Company’s former Chief Technology Officer. There were no receivables outstanding from this customer as of June 30, 2012 and June 30, 2011. As of June 30, 2012 this shareholder sold his shares and was no longer a shareholder of the Company.

Promoters and Certain Control Persons

The Reverse Acquisition resulted in a change of control by issuance of our securities to the following entities and individuals:

•	Chris Anthony. Mr. Anthony, our Chairman, Chief Executive Officer, and President, is one of our major shareholders which beneficially owns approximately 26% of our common stock.

•	Esenjay Investments, LLC. Esenjay Investment, LLC is one of our major shareholders which beneficially own approximately 43% of our common stock. Mr. Michael Johnson, our director, is the director and shareholder of this entity.

•	James Gevarges. Mr. Gevarges, our director, is one of our major shareholders who beneficially own approximately 13% of our common stock.

In connection with the Reverse Acquisition, Messrs. Anthony and Gevarges and Esenjay Investments LLC each agreed not to offer, sell, assign, transfer, pledge, contract to sell, or otherwise dispose of any shares of our common stock or securities convertible into or exercisable or exchangeable into our common stock beneficially owned by such shareholder, for a period of eighteen (18) months from the closing date of the Reverse Acquisition, except during the period after the first anniversary of the closing date and a period of six (6) months thereafter, in such an amount which constitutes less than three percent (3%) in the aggregate of such shareholder’s beneficial ownership of our common stock per month.

Director Independence

We currently do not have any independent directors as the term “independent” is defined by the rules of the Nasdaq Stock Market.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Independent Auditor

Prior to the Reverse Acquisition, Friedman LLP was our auditor. In connection with Reverse Acquisition, we dismissed Friedman LLP and engaged Mayer Hoffman McCann P.C. (“Mayer”). On August 9, 2012, our Board of Directors approved the dismissal of Mayer and our Board of Directors serving as the Audit Committee appointed Squar, Milner, Peterson, Miranda & Williamson, LLP (“Squar”) as our independent auditor for the fiscal year ending June 30, 2012.

Fees Paid to Principal Independent Registered Public Accounting Firm(s)

The aggregate fees paid to our Independent Registered Public Accounting Firm(s), for fiscal years ended June 30, are as follows:

	2012	2011
Audit fees (1)	$181,000	$32,000
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$181,000	$32,000

_____________

(1) For 2012, fees paid to Squar is $37,000 and Mayer $144,000.

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

The Company’s Board of Directors serves as the Audit Committee and has unanimously approved all audit and non-audit services provided by the independent auditors. The independent accountants and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent accountants, and the fees for the services performed to date. Currently the Board of Directors is in the process of identifying a tax preparer for the Company’s tax compliance requirements. The Company has not adopted a Charter for the Audit Committee as of June 30, 2012.

PART IV

ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Financial Statement Schedules.

1.	The following financial statements of Flux Power Holdings, Inc., and Reports of Squar, Milner, Peterson, Miranda & Williamson, LLP, and Mayer Hoffman McCann, P.C., independent registered public accounting firms, are included in this report:

2.	Financial Statement Schedules: All schedules have been omitted because the required information is included in the financial statements or notes thereto or because they are not required.

3.	See Subsection (b) below:

(b) Exhibits

The following exhibits are filed as part of this Report

Exhibit No.	Description
2.1	Securities Exchange Agreement dated May 18, 2012 (1)
2.2	Amendment No. 1 to the Securities Exchange Agreement dated June 13, 2012 (2)
3.1	Restated Articles of Incorporation (4)
3.2	Amended and Restated Bylaws of Flux Power Holdings, Inc. (3)
10.1	Esenjay Secondary Revolving Promissory Note for Operating Capital dated October 1, 2011 (2)
10.2	Esenjay Bridge Loan Promissory Note dated March 7, 2012 (2)
10.3	Amended and Restated Terms of Employment with Chris Anthony with an effective date of January 1, 2010 (2)
10.4	Terms of Employment with Steve Jackson dated January 12, 2012 (2)
10.5	Flux Power Holdings, Inc. 2010 Stock Plan (2)
10.6	Flux Power Holdings, Inc. 2010 Stock Plan: Form of Stock Option Agreement (2)
10.7	LHV Power Corporation Term Sheet dated June 19, 2009 (2)
10.8	LHV Manufacturing Implementation Agreement dated August 1, 2009 (2)
10.9	GreenTech Automotive, Inc. Purchase Order Terms and Conditions(5)(CT)
10.10	NACCO Materials Handling Group, Inc. Prototype Agreement dated February 6, 2012(5)(CT)
10.11	Baytree Capital Advisory Agreement dated June 14, 2012 (2)
10.12	Form of Warrant (5)

Exhibit No.	Description
10.13	Form of Securities Purchase Agreement(5)
10.14	Form of Indemnification Agreement (2)
10.15	Vendor Agreement dated January 15, 2010(6)
10.16	ACP Agreement dated September 4, 2012*
10.17	Unrestricted and Open Line of Credit dated September 24, 2012(7)
21.1	Subsidiaries (2)

31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.*
31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.*
32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.*
32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.*

101.INS	XBRL Instance Document (8)
101.SCH	XBRL Taxonomy Extension Schema (8)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (8)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (8)
101.LAB	XBRL Taxonomy Extension Label Linkbase (8)
101.FRE	XBRL Taxonomy Extension Presentation Linkbase (8)

* Filed herewith.

(1) Incorporated by reference to Form 8-K filed with the SEC on May 24, 2012

(2) Incorporated by reference to Form 8-K filed with the SEC on June 18, 2012

(3) Incorporated by reference to Form 8-K filed with the SEC on May 31, 2012

(4) Incorporated by reference to Form 8-K/A (Amendment No. 1) filed with the SEC on August 6, 2012

(5) Incorporated by reference to Form 8-K filed with the SEC on June 26, 2012

(6) Incorporated by reference to Form 8-K/A (Amendment No. 2) filed with the SEC on August 29, 2012

(7) Incorporated by reference to Form 8-K filed with the SEC on September 27, 2012

(8) XBRL Interactive Data File will be filed by amendment to this Form 10-K within 30 days of filing date of this Form 10-K, as permitted by Rule 405(f)(3) of Regulation S-T.

(CT) Application has been made to the SEC to seek confidential treatment of certain portions of Exhibits 10.9 and 10.10 under Rule 24b-2 of the Securities Exchange Act of 1934, as amended. Omitted material for which confidential treatment has been requested has been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Flux Power Holdings, Inc.

Dated: September 28, 2012	By:	/s/ Chris L. Anthony
Chris L. Anthony
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chris L. Anthony	Chief Executive Officer	September 28, 2012
Chris L. Anthony	and Chairman of Board
(Principal Executive Officer)

/s/ Stephen G. Jackson	Chief Financial Officer	September 28, 2012
Stephen G. Jackson	(Principal Financial Officer and Principal Accounting Officer)

Director
Michael Johnson

/s/ James Gevarges	Director	September 28, 2012
James Gevarges

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of Flux Power Holdings, Inc., (the “Company”) as of June 30, 2012, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Flux Power Holdings, Inc., as of June 30, 2012, and the consolidated results of its operations and consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As more fully discussed in Note 1, effective June 14, 2012, the Company completed an acquisition of Flux Power, Inc. which has been accounted for as a recapitalization in the accompanying financial statements as of the beginning of the periods presented.

/s/ SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

Newport Beach, California

September 28, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Flux Power Holdings, Inc. (the “Company”), as of June 30, 2011, and the related statements of operations, and cash flows for the year ended June 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Flux Power Holdings, Inc. as of June 30, 2011, and the results of its operations and its cash flows for the year ended June 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ MAYER HOFFMAN MCCANN, P.C.

San Diego, CA

April 23, 2012

FLUX POWER HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

For the Years Ended June 30, 2012 and 2011

	2012	2011
ASSETS
Current assets:
Cash	$812,000	$240,000
Accounts receivable, net	54,000	40,000
Inventories, net	736,000	1,974,000
Inventories, prepaid	—	56,000
Prepaid advisory fees, current portion	1,629,000	—
Other prepaid expenses and other current assets	39,000	54,000

Total current assets	3,270,000	2,364,000

Property, plant and equipment, net	135,000	105,000

Other assets:
Prepaid advisory fees, net of current portion	1,561,000	—

Total assets	$4,966,000	$2,469,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$293,000	$9,000
Accrued expenses	342,000	87,000
Customer deposits	2,000	209,000
Customer deposits from related party	200,000	367,000
Warrant derivative liability	4,943,000	—
Deferred revenue	480,000	1,802,000
Stockholder notes payable, current portion	600,000	1,030,000

Total current liabilities	6,860,000	3,504,000

Long term liabilities:

Stockholder notes payable	250,000	—
Stockholder notSres payable
Total liabilities	7,110,000	3,504,000

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 par value: authorized 5,000,000 shares, none issued and outstanding	—	—
Common stock, $.001 par value: authorized 145,000,000 shares, 44,070,930 and 33,979,000 shares issued and outstanding (as adjusted), as of June 30, 2012 and June 30, 2011, respectively	44,000	34,000
Additional paid-in capital	2,140,000	874,000

Accumulated deficit	(4,328,000)	(1,943,000)

Total stockholders’ deficit	(2,144,000)	(1,035,000)

Total liabilities and stockholders’ deficit	$4,966,000	$2,469,000

The accompanying notes are an integral part of these financial statements.

FLUX POWER HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended June 30, 2012 and 2011

	2012	2011
Net revenue (1)	$5,930,000	$984,000
Cost of revenue	4,769,000	846,000

Gross profit	1,161,000	138,000

Operating expenses:
Selling and administrative expenses	2,368,000	1,027,000
Research and development	590,000	382,000

Total operating expense	2,958,000	1,409,000

Operating loss	(1,797,000)	(1,271,000)

Other income (expense):
Loss on change in fair value of derivative liabilities	(526,000)	-
Interest expense, net	(62,000)	(42,000)

Net loss from operations	$(2,385,000)	$(1,313,000)

Net loss per share - basic and diluted	$(0.06)	$(0.04)

Weighted average number of common shares outstanding - basic and diluted	36,904,769	33,979,095

(1)	Includes sales to related parties of $ 1,135,000 and $ 149,000 in 2012 and 2011 respectively

The accompanying notes are an integral part of these financial statements.

FLUX POWER HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended June 30, 2012 and 2011

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2010 (1)	33,979,000	$34,000	$816,000	$(630,000)	$220,000

Net loss	—	—	—	(1,313,000)	(1,313,000)
Share-based compensation	—	—	58,000	—	58,000
Balance at June 30, 2011 (1)	33,979,000	34,000	874,000	(1,943,000)	(1,035,000)

Issuance of common stock – notes payable debt conversion	3,735,000	4,000	1,260,000	—	1,264,000
Issuance of common stock – Private Placement transactions, net	2,813,000	3,000	1,123,000	—	1,126,000
Reclassification of Warrant as a –derivative liability	—	—	(1,159,000)	—	(1,159,000)
Recapitalization of Common stock – Reverse Acquisition transactions	3,544,000	3,000	(3,000)	—	—
Share-based compensation	—	—	45,000	—	45,000
Net loss	—	—	—	(2,385,000)	(2.385,000)
Balance at June 30, 2012	44,071,000	44,000	2,140,000	(4,328,000)	(2,144,000)

(1) Shares outstanding have been adjusted to reflect the effect of the June 14, 2012 Reverse Acquisition, see Note 1.

The accompanying notes are an integral part of these financial statements.

FLUX POWER HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended June 30, 2012 and 2011

	2012	2011
Cash flows from operating activities:
Net loss	$(2,385,000)	$(1,313,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	30,000	22,000
Amortization of prepaid advisory fees	68,000	—
Write-off of excess inventory	(26,000)	—
Change in fair value of warrant liability	526,000	—
Stock-based compensation	45,000	58,000
Changes in operating assets and liabilities:
Accounts receivable	(13,000)	(40,000)
Inventories	1,263,000	(1,697,000)
Inventories, prepaid	56,000	550,000
Prepaid expenses and other current assets	15,000	(10,000)
Accounts payable	284,000	(6,000)
Accrued expenses	339,000	30,000
Customer deposits	(207,000)	(347,000)
Customer deposits from related party	(167,000)	208,000
Deferred revenue	(1,322,000)	1,802,000

Net cash used in operating activities	(1,494,000)	(743,000)

Cash flows from investing activities:
Purchases of equipment	(60,000)	(14,000)

Net cash used in investing activities	(60,000)	(14,000)

Cash flows from financing activities:
Issuance of common shares in financing	3,000	—
Proceeds from the sale of common stock and warrants, net of offering costs paid	1,123,000	—
Proceeds from issuance of stockholders note payable	1,000,000	930,000

Net cash provided by financing activities	2,126,000	930,000

Net increase in cash	572,000	173,000
Cash, beginning of period	240,000	67,000

Cash, end of period	$812,000	$240,000

Supplemental disclosures of Non-cash Investing and Financing Activities::
Conversion of debt	$1,264,000	$—
Issuance of warrants for advisory services	$3,258,000	$—
Issuance of warrants to investors	$1,159,000	$—

Supplemental disclosures of Cash Flow Information:
Cash paid during the year for:
Income taxes	$1,000	$—

The accompanying notes are an integral part of these financial statements.

FLUX POWER HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 and 2011

NOTE 1 - BASIS OF PRESENTATION AND NATURE OF BUSINESS

Nature of Business

Flux Power Holdings, Inc. (“Flux“ or the “Company”) was incorporated as Olerama, Inc. in Nevada in 1998. Since its incorporation, there have been several name changes, including the change in January 2010 whereby the name of the Company was changed to Lone Pine Holdings, Inc. (LPH”). Following the completion of a reverse merger on June 14, 2012, as described below, the Company’s operations have been conducted through its wholly owned subsidiary, Flux Power, Inc. (“Flux Power”), a California Corporation.

Flux Power, Inc., (“Flux Power”) a California corporation merged with Lone Pine Holdings a Nevada corporation (“LPH”) and became a wholly owned subsidiary of LPH. The transaction has been reflected as a reverse merger where LPH was the surviving legal entity after the merger. On June 30, 2012, LPH changed its name to Flux Power Holdings, Inc. (“Flux” or “FPH”). Flux Power remained the accounting acquirer. The merger has been accounted for as a recapitalization as of the earliest period presented. Accordingly, the historical consolidated financial statements prior to June 30, 2012 are those of Flux.

Flux Power develops and sells rechargeable advanced energy storage systems. The Company has structured its business around its core technology, “The Battery Management System” (“BMS”). The Company’s BMS provides three critical functions to their battery systems: cell balancing, monitoring and error reporting. Using its proprietary management technology, the Company is able to offer complete integrated energy storage solutions or custom modular standalone systems to their clients. The Company also developed a suite of complementary technologies and products that accompany their core products. Sales during the fiscal years ended June 30, 2012 and 2011 were primarily to customers located throughout the Unites States.

Reverse Acquisition of Flux Power Inc.

On June 14, 2012, we completed the acquisition of Flux Power, a California corporation (the “Reverse Acquisition”) pursuant to that certain Securities Exchange Agreement dated May 18, 2012 (“Exchange Agreement”) by and among Flux Power, and its shareholders, Mr. Chris Anthony, Esenjay Investments, LLC, and Mr. James Gevarges (collectively the “Flux Power Shareholders”). In connection with the Reverse Acquisition, we purchased 100% of the issued and outstanding shares of common stock of Flux Power from the Flux Power Shareholders in exchange for 37,714,514 newly issued shares our common stock (“Exchange Shares”) based on an exchange ratio of 2.9547039 (“Share Exchange Ratio”). As a result of the Reverse Acquisition, the Flux Power Shareholders collectively own approximately 91% of the issued and outstanding shares of our common stock, and Flux Power became our wholly-owned operating subsidiary.

The Reverse Acquisition was accounted for as a recapitalization effected by a share exchange, wherein Flux Power is considered the acquirer for accounting and financial reporting purposes and has been reflected in the accompanying consolidated financial statements as of the earliest periods presented. The assets and liabilities of the acquired entity have been brought forward at their book value and no goodwill has been recognized.

In connection with the Reverse Acquisition, (a) we adopted amended and restated Bylaws, (b) changed our name to “Flux Power Holdings, Inc.” (c) we have assumed the 2010 Option Plan (“Plan”) and all of the stock options of Flux Power’s outstanding as of the closing of the Reverse Acquisition, and all 1,535,500 stock options of Flux Power’s outstanding as of June 14, 2012, whether or not exercised and whether or not vested, were substituted by us with 4,536,948 new options based on a ratio of 2.9547039 (“Share Exchange Ratio”) in a manner that complies with Sections 424(a) and 409A of the Internal Revenue Code. The new options substituted by us continue to have, and are subject to, the substantially the same terms and conditions as before, but are convertible into shares of our common stock, as adjusted given effect to the Share Exchange Ratio. However, we will not be able to grant additional options under the Option Plan (d) each of the Flux Power Shareholders agreed not to offer, sell, assign, transfer, pledge, contract to sell, or otherwise dispose of any shares of Exchange Shares for a period of 18 months from the Closing except during the period after the first anniversary of the Closing and a period of 6 months thereafter, in such an amount which constitutes less than 3% in the aggregate of such Flux Shareholder’s beneficial ownership of our common stock per month, and (e) we agreed to use our best efforts to conduct a private placement of our securities in a private placement to accredited investors. Pursuant to the Reverse Acquisition, the Company has completed the following capital transactions as described below:

(a)	Private Placement - June and July 2012

In June 2012, we conducted a private placement of our common stock and warrants to accredited investors to purchase up to 8 Units, at a price of $500,000 per Unit, with each Unit consisting of 1,207,185 shares of our common stock and 241,437 five (5) year warrants to purchase one share of our common stock at an exercise price of $0.41 per share of which Baytree Capital, its designees or assignees, has committed to investing at least $1,000,000 in the Private Placement. The securities offered and sold in the Private Placement will not be or have not been registered under the Securities Act of 1933, as amended (“Securities Act”), and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act. The Company issued 2,813,000 shares and 563,000 warrants raising approximately $1,123,000 in net proceeds through June 30, 2012. Additionally the Company issued 1,690,000 shares and 338,000 warrants in July 2012 raising approximately $680,000.

(b)	Private Placement– August 2012

Subsequent to our private placement referred to above, in August 2012 the Company commenced a private placement of our common stock and warrants to accredited investors to purchase up to 8 Units for a purchase price of $250,000 per Unit for an aggregate amount of $2,000,000, with each Unit consists of 603,592 shares of our common stock and 120,718 warrants, with each warrant entitling the holder to purchase one share of common stock at an exercise price of $0.41 per share at any time for a period of up to five (5) years from the issuance date at which time the Warrant will expire. On August 31, 2012, we entered into a Securities Purchase Agreement with four (4) accredited investors pursuant to which we sold an aggregate of 603,594 shares of common stock and issued 120,719 five year warrants for an aggregate purchase price of $250,000.

The common stock purchased in the private placement and the common stock issued upon exercise of warrants have piggyback registration rights. The securities offered and sold in the private placement have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company’s significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Basis of Presentation and Consolidation

The Company’s consolidated financial statements have been prepared on a going concern basis in accordance with accounting principles generally accepted in the United States of America (“GAAP”). This contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the Flux Power Holdings, Inc. and its wholly-owned subsidiary Flux Power Inc. after elimination of all intercompany accounts and transactions.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation for comparative purposes.

Use of Estimates in Financial Statement Preparation

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures. Significant estimates include valuations of equity instruments and deferred tax assets. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from these estimates.

Cash and Cash Equivalents

As of June 30, 2012, cash totaled approximately $812,000 and consists of funds held in a non-interest bearing bank deposit account. The Company considers all highly liquid short term investments with maturities of less than three months when acquired to be cash equivalents. The Company had no cash equivalents at June 30, 2012 and 2011.

Fair Values of Financial Instruments

The carrying amount of our accounts payable, accounts receivable, and accrued liabilities approximates their estimated fair values due to the short-term maturities of those financial instruments. The carrying amount of notes payable approximates their fair value due to the short maturity of the notes and as the interest approximates current market interest rates for the similar instruments. Derivative liabilities recorded in connection with warrants are reported at their estimated fair value, with changes in fair value being reported in results of operations (see Note 9).

Management has concluded that it is not practical to determine the estimated fair value of amounts due to related parties because the transactions cannot be assumed to have consummated at arm’s length, the terms are not deemed to be market terms, there are no quoted values available for these instruments, and an independent valuation would not be practical due to the lack of data regarding similar instruments, if any, and the associated potential costs.

Except for derivative liabilities as described in Note 9, we do not have any other assets or liabilities that are measured at fair value on a recurring basis and, during the fiscal years ended June 30, 2012 and 2011, did not have any other assets or liabilities that were measured at fair value on a nonrecurring basis

Accounts Receivable and Customer Deposits

Accounts receivable are carried at their estimated collectible amounts. The Company generally requires advance deposits from its customers prior to shipment of the ordered products.

The Company has not experienced collection issues related to its accounts receivable, and has not recorded an allowance for doubtful accounts at June 30, 2012 or June 30, 2011.

Inventories and Prepaid Inventory

Inventories consist primarily of battery management systems and the related subcomponents, and are stated at the lower of cost (first-in, first-out) or market. Prepaid inventory represents deposits made by the Company for inventory purchases. The Company evaluates inventories to determine if write-downs are necessary due to obsolescence or if the inventory levels are in excess of anticipated demand at market value based on consideration of historical sales and product development plans. Accordingly, the Company recorded a write-down for obsolete inventory during the year ended June 30, 2012 of approximately $26,000. There were no write-downs of inventory determined necessary during the fiscal year ended June 30, 2011.

Property, Plant and Equipment

Property, plant and equipment, net of accumulated depreciation are stated at cost, net of accumulated depreciation. Depreciation and amortization are provided using the straight-line method over the estimated useful lives, of the related assets ranging from three to ten years, or, in the case of leasehold improvements, over the lesser of the useful life of the related asset or the lease term.

Depreciation was approximately $30,000 and $22,000 for the fiscal years ended June 30, 2012 and 2011 respectively.

Stock-based Compensation

Pursuant to the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718-10, Compensation–Stock Compensation, which establishes accounting for equity instruments exchanged for employee service, we utilize the Black-Scholes option pricing model to estimate the fair value of employee stock option awards at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions will be based on, or determined from, external data and other assumptions may be derived from our historical experience with stock-based payment arrangements. The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances.

Common stock or equity instruments such as warrants issued for services to non-employees are valued at their estimated fair value at the measurement date (the date when a firm commitment for performance of the services is reached, typically the date of issuance, or when performance is complete). If the total value exceeds the par value of the stock issued, the value in excess of the par value is added to the additional paid-in-capital account.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, price is fixed or determinable and collectability of the selling price is reasonably assured. Delivery occurs when risk of loss is passed to the customer, as specified by the terms of the applicable customer agreements.

When a right of return exists, contractually or implied, the Company recognizes revenue on the sell through-method. Under this method, revenue is not recognized upon delivery of the inventory components. Instead, the Company records deferred revenue upon delivery and recognizes revenue when the inventory components are sold through to the end user.

Deferred revenue at June 30, 2012 and 2011 related to one customer and were $480,000 and $1,802,000, respectively representing units not yet sold through by our customer. The related product cost of $431,000 and $1,672,000 at June 30, 2012 and 2011, respectively, is included in inventory.

Sales Returns and Allowances

The Company evaluates its exposure to sales returns and allowances based on historical experience. The Company has not experienced returns during the fiscal years ended June 30, 2012 and 2011, and accordingly, the Company did not record sales returns and allowance.

Product Warranties

The Company evaluates its exposure to product warranty obligations based on historical experience. Our products are warrantied for two years unless modified by a separate agreement. The Company recorded a warranty liability of $11,750 during the fiscal year ended June 30, 2012. During the fiscal year ended June 30, 2011 the Company did not record warranty liability.

Shipping and Handling Costs

The Company records shipping and handling costs charged to customers as revenue and shipping and handling costs to cost of sales as incurred.

Impairment of Long-lived Assets

In accordance with authoritative guidance for the impairment or disposal of long-lived assets, if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through the undiscounted future operating cash flows.

If impairment is indicated, the Company measures the amount of such impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset. The Company believes future cash flows to be received from its long-lived assets held in use will exceed the assets’ carrying values, and accordingly the Company has not recognized any impairment losses during the fiscal years ended June 30, 2012 and 2011.

Research and Development

The Company is actively engaged in new product development efforts. Research and development cost relating to possible future products are expensed as incurred.

Income Taxes

The Company follows FASB ASC Topic No, 740, Income Taxes. Deferred tax assets or liabilities are recorded to reflect the future tax consequences of temporary differences between the financial reporting basis of assets and liabilities and their tax basis at each year-end. These amounts are adjusted, as appropriate, to reflect enacted changes in tax rates expected to be in effect when the temporary differences reverse.

The Company records deferred tax assets and liabilities based on the differences between the financial statement and tax bases of assets and liabilities and on operating loss carry forwards using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.

We follow the provisions of FASB ASC Topic No.740 relating to uncertain tax provisions and have commenced analyzing filing positions in all of the federal and state jurisdictions where the Company is required to file income tax returns, as well as all open tax years in these jurisdictions. As a result of adoption, no additional tax liabilities have been recorded. There are no unrecognized tax benefits as of June 30, 2012 or June 30, 2011.

Earnings or Loss Per Common Share

Basic earnings per common share equal net earnings or loss divided by the weighted average number of shares outstanding during the periods. Diluted earnings per share include the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities. The common stock equivalents from contingent shares are determined by the treasury stock method. The Company incurred a net loss for the years ended June 30, 2012 and 2011 respectively and therefore, basic and diluted earnings per share for those periods are the same as the effect of contingently issuable shares would be anti-dilutive. Contingently issuable shares excluded an aggregate of approximately 6,937,000 options and warrants as of June 30, 2012.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risk.

We evaluate free-standing derivative instruments (or embedded derivatives) to properly classify such instruments within equity or as liabilities in our financial statements. The classification of a derivative instrument is reassessed at each reporting date. If the classification changes as a result of events during a reporting period, the instrument is reclassified as of the date of the event that caused the reclassification. There is no limit on the number of times a contract may be reclassified.

Instruments classified as derivative liabilities are recorded initially at their estimated fair value and are remeasured each reporting period (or upon reclassification) and the change in fair value is recorded on our consolidated statement of operations in other (income) expense.

The Company follows FASB ASC Topic No. 815, Derivatives and Hedging to classify and value warrant liabilities. Warrants classified as derivative liabilities are recorded at their fair values at the issuance date and are revalued at each subsequent reporting date, using a Monte Carlo simulation (“MCS”). A MCS model uses a simulation technique to generate multiple random price paths for the stock price to simulate many possible future outcomes which are then discounted at the risk-free rate. These simulated paths are then averaged to determine the fair value of the warrants.

Our outstanding warrants, more fully described below, offer the holders of such warrants protection against dilution whereby the exercise price of the warrants can be adjusted if the Company completes a subsequent round of financing at less than $1 per share. This provision requires the warrants described below be accounted for as derivative liabilities:

(a) Financing Warrant

In June 2012, the Company entered into Securities Purchase Agreements with certain investors. In connection with the Securities Purchase Agreements, the Company also issued five year warrants to purchase a total of 562,551 shares of the Company’s common stock at an initial exercise price of $0.41 per share. Financing Warrants were determined to have a fair value per share of $2.06 and aggregate to $1,158,000 as of June 30, 2012.

(b) Baytree Warrant

On June 14, 2012, as part of the payment of an advisory agreement with Baytree, the Company was obligated to issue a five year warrant to purchase a total of 1,837,777 shares of its common stock at an initial exercise price of $0.41 per share. The Baytree Warrant has the same Anti-Dilution feature as the Financing Warrants above. The Baytree Warrant was determined to have a fair value per share of $1.77 and aggregates to $3,258,000 as of June 14, 2012.

At June 30, 2012, derivative liabilities relating to the Financing Warrant and Baytree warrant approximately $4,943,000 on the Company’s balance sheet.  The change in fair value of the warrant liabilities from date of issuance through June 30, 2012 was $526,000 and included as other income in the 2012 statement of operations.

New Accounting Standards

In September 2011, the FASB issued Accounting Standards Update ("ASU") 2011-08, Intangibles - Goodwill and Other, which allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-08 will be effective for the Company in fiscal 2013, with early adoption permitted. The Company does not expect the adoption of this ASU will have a material effect on its financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income, providing guidance regarding the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The updated guidance of ASU 2011-05 is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning with the Company’s fiscal 2013 year. The adoption of this update is not expected to have a material effect on our financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement, providing additional guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance of ASU 2011-04 is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning with the Company’s fiscal 2012 year. The adoption of this update did not have a material effect on its financial statements.

NOTE 3 – LIQUIDITY

The Company has evaluated the expected cash requirements over the next twelve months, which includes, but is not limited to, investments in additional sales and marketing and product development resources, capital expenditures, and working capital requirements. The Company believes it has sufficient funds for the next twelve months from the balance sheet date, as it expects to cover its anticipated operating expenses through cash on hand, additional customer billings, and borrowings under its stockholder note payable.

As discussed in Note 1, through June 30, 2012, the Company issued 2,813,000 shares of common stock and 563,000 warrants as part of its Private Placement. The Company additionally issued 2,294,000 shares of common stock and 468,000 warrants during July and August 2012 for a total approximating $924,000 net proceeds.

On September 24, 2012, the Company entered into a new revolving promissory note agreement (Unrestricted Line of Credit) with a stockholder for $1,500,000. The revolving promissory note bears interest at 8% per annum, all principal and accrued interest are due and payable on September 24, 2014. See Notes 5 and 12.

We may require additional financing in the future. The timing of the Company’s need for additional capital will depend in part on its future operating performance in terms of revenue growth and the level of operating expenses incurred.

However, there is no guarantee the Company will be able to obtain additional funds in the future or that funds will be available on terms acceptable to the Company. If such funds are not available, management will be required to curtail its investments in additional sales and marketing and product development resources, and capital expenditures, which may have an adverse effect on the Company’s future cash flows and results of operations, and its ability to fund operations.

To the extent that we raise additional funds by issuing equity or debt securities, our shareholders may experience additional significant dilution and such financing may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates, or grant licenses on terms that may not be favorable to us. Such actions may have a material adverse effect on our business.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of:

	June 30, 2012	June 30, 2011
Vehicles	$59,000	$47,000
Machinery and equipment	59,000	46,000
Office equipment	53,000	21,000
Furniture and equipment	25,000	22,000
Leasehold improvements	1,000	1,000
	197,000	137,000

Less: Accumulated depreciation	(62,000)	(32,000)

Property, plant and equipment, net	$135,000	$105,000

Depreciation expense was approximately $30,000 and $22,000, for fiscal 2012 and 2011, respectively.

NOTE 5 - STOCKHOLDER NOTES PAYABLE

(a) Loans Converted into Common Stock

Prior to conversion in December 2011, the Company had $200,000 outstanding on a $400,000 (Inventory Funding Loan) revolving note payable with a stockholder.  The note had a stated interest rate of 8% per annum and was for inventory purchases.  Interest accrued daily and was payable upon maturity or conversion as amended.  Advances on the note were collateralized by substantially all assets of the Company.

The Company had another revolving note payable (Operating Capital Loan) in the amount of $1,000,000, due to the same stockholder.  Prior to conversion in December 2011, the Company had $830,000 outstanding on this note. The note bore interest at 8% per annum and a maturity date of May 2012.  The purpose of this note was to provide bridge capital for financing.  Advances on the note are collateralized by substantially all of the assets of the Company.

In August 2011, the Company amended the terms of both the Inventory Funding Loan and Operating Capital Loan to provide for conversion feature of the notes payable into shares of the Company’s common stock at $1 per share.

In September 2011, the Company entered into an additional note payable (Short-Term Loan) agreement with the same stockholder for $150,000.  The note matured in May 2012 and bore interest at 8% per annum as amended, and is convertible into the Company’s equity securities in the same terms as the above Loans.

In December 2011, the combined full outstanding principal balance of $1,180,000 on the Inventory Funding Loan, Operating Capital Loan and Short-Term notes payable together with $84,228 of accrued interest on these notes were converted into 3,735,419 (1,264,228 shares pre-reverse Acquisition) shares of common stock at a conversion price of $.34 ($1.00 per share pre-reverse Acquisition).

(b) Revolving Loans

In October 2011, we entered into a new revolving promissory note agreement (Secondary Operating Capital) with a stockholder for $1,000,000. The revolving promissory note bears interest at 8%, is due on September 30, 2013, as amended, and is secured by substantially all of the assets of the Company. As of June 30, 2012 the balance outstanding payable on the note was $600,000.

On March 7, 2012, we entered into an additional note payable agreement with the same stockholder for $250,000. The note is due on on March 7, 2014 and bears interest at 8% per annum. As of June 30, 2012 the balance outstanding payable on the note was $250,000.

On September 24, 2012, the Company entered into a new revolving promissory note agreement (Unrestricted Line of Credit) with a stockholder for $1,500,000. The revolving promissory note bears interest at 8% per annum, all principal and accrued interest are due and payable on September 24, 2014. See Note 12.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

From time to time, we may be involved in litigation relating to claims arising out of our operations. We are not a party to any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on its business, financial condition or operating results.

Effective July 1, 2011, the Company completed its long-term office space lease agreement and instead entered into a month-to-month agreement for its office space. The agreement provides for monthly payments of approximately $13,000. Currently management is seeking other office space rental options in proximity to the current offices.

In July of 2011 the Company entered into a sublease with a related party for approximately $6,600 per month for a portion of this space. The sublease was terminated on January 1, 2012. The Company recorded rent expense, net of sublease income during the fiscal years ended June 30, 2012 and 2011, of approximately $106,000 and approximately $133,000, respectively.

In March 2011, the Company entered into a brokerage agreement with a management consulting firm to provide investors to the Company. The term of the agreement was for a period of one year. The compensation to the consulting firm includes a monthly fee with additional compensation based on a percentage of the amount raised. The Company recorded expense of $13,000 and $4,000 related to the brokerage agreement during fiscal years ended June 30, 2012 and 2011, respectively.

In August 2011, the Company entered into an agreement and term sheet with an entity to assist the Company in its merger efforts with a public company. The agreement and term sheet expired during February 2012 and it obligated the Company to pay legal expenses of the investors not to exceed $25,000 and due diligence expenses of the entity of $15,000.

NOTE 7 - STOCKHOLDERS’ EQUITY

At June 30, 2012 the Company had 145,000,000 shares of common stock, par value of $0.001 authorized for issuance.

We may issue up to 5,000,000 shares of preferred stock, par value of $0.001 in one or more classes or series within a class pursuant to our Articles of Incorporation. There are currently no shares of preferred stock issued and outstanding.

Holders of common stock are entitled to receive dividends, when, as, and if declared by the Board of Directors, out of any assets legally available to the Company. Dividends are declared and paid in an equal per-share amount on the outstanding shares of each series of common stock. During fiscal years ended June 30, 2012 and 2011, the Board of Directors neither declared nor paid common stock dividends to shareholders.

Sale of Common Stock and Warrants

As discussed in Note 1, in connection with the Reverse Acquisition, we purchased 100% of the issued and outstanding shares of common stock of Flux Power Inc. from the Flux Power Shareholders in exchange for 37,714,514 newly issued Exchange Shares based on an exchange ratio of 2.9547039.

As discussed in Note 1, through June 30, 2012, the Company issued 2,813,000 shares of common stock and 563,000 warrants as part of its Private Placement. The Company additionally issued 2,294,000 shares of common stock and 468,000 warrants during July and August 2012 for a total approximating $924,000 net proceeds.

On June 14, 2012, the Company entered into an Advisory Agreement (“Advisory Agreement”) with Baytree Capital Associates, LLP (“Baytree Capital”) pursuant to which Baytree Capital agreed to provide business and advisory services for 24 months in exchange for 100,000 restricted shares of our newly issued common stock at the commencement of each six month period in return for its services, and a warrant to purchase 1,837,777 restricted shares of our common stock for a period of five (5) years at an exercise price of $.41 per share. We recorded a prepaid asset totaling $3,258,000 based on the value of the warrants and a corresponding liability which is included as part of derivative liabilities since the warrants have anti-dilution protection features.

The common stock purchased in the Private Placement and the common stock issuable upon exercise of warrants have piggyback registration rights. The securities offered and sold in the Private Placement have not been registered under the Securities Act of 1933, as amended (“Securities Act”), and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act.

Warrant Activity

Warrant activity during the fiscal year ended June 30, 2012 and related balances outstanding as of that date are reflected below:

	Number	Average Purchase Price Per Share
Shares purchasable under outstanding warrants at July 1, 2010	—		$—
Shares purchasable under outstanding warrants at June 30, 2011	—		$—
Stock purchase warrants issued	2,400,328		$0.41
Stock purchase warrants exercised	—	$
Shares purchasable under outstanding warrants at June 30, 2012	2,400,328		$0.41

Stock-based Compensation

Flux Power has adopted the 2010 Stock Option Plan (“Option Plan”) which reserved 2,000,000 shares of common stock for issuance upon exercise of options. As of June 14, 2012, the number of shares of common stock outstanding under the Option Plan was 1,535,500, and as of June 30, 2011, the number of shares of common stock outstanding under the Option Plan was 710,000 (as adjusted 2,097,841).

As part of the Reverse Acquisition, we adopted the Flux Power Option Plan and all stock options of Flux’s outstanding as of June 14, 2012, whether or not exercised and whether or not vested were substituted by us with 4,536,949 new Company options based on the Share Exchange Ratio. The new options substituted by us shall continue to have, and be subject to, the substantially the same terms and conditions as before, but will be convertible into shares of our common stock, as adjusted given effect to the Share Exchange Ratio. However, we will not be able to grant additional options under the Option Plan.

Stock option activity during the fiscal year ended June 30, 2012 and 2011 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at July 1 ,2010, as adjusted*	2,097,841	$0.04
Outstanding at June 30, 2011, as adjusted*	2,097,841	$0.04
Granted	2,734,578	0.25
Exercised	-	-
Forfeited and cancelled	(295,470)	0.04

Outstanding at June 30, 2012	4,536,949	$0.17	7.61

Exercisable at June 30, 2012	1,916,712	$0.04	5.54

(*based on a ratio of 2.9547039- See Note 1)

The following table summarizes by price range the number, weighted average exercise price and weighted average life (in years) of options outstanding and the number and weighted average exercise price of exercisable options as of June 30, 2012.

Price Range	Total Outstanding			Total Exercisable
	Number of Shares	Weighted Average		Number of Shares	Weighted Average Exercise Price
		Exercise Price	Life
$0.04 – $0.410	4,536,949	$0.17	7.61	1,916,712	$0.04

Total	4,536,949	$0.17	7.61	1,916,712	$0.04

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. The fair value of stock options was measured at the grant date using the assumptions (annualized percentages) in the table below:

	2012	2011
Expected volatility	100%	100%
Risk free interest rate	0.8% to 3.0%	3.0%
Forfeiture rate	5%	5%
Dividend yield	0%	0%
Expected term	5-10 years	10 years

During the fiscal year ended June 30, 2012, total stock-based compensation expense included in the statement of operations was approximately $45,000. Approximately $37,000 of this expense was recorded to selling, general and administrative expense and approximately $8,000 was recorded to research and development expense.

During the fiscal year ended June 30, 2011, total stock-based compensation expense included in the statement of operations was approximately $58,000. Of this expense $22,000 was recorded to general and administrative expense and approximately $36,000 was recorded to research and development expense.

NOTE 8 – INCOME TAXES

Pursuant to the provisions of FASB ASC Topic 740 Income Taxes deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income taxes has been made in the accompanying statement of operations because no recoverable taxes were paid previously. Significant components of the Company’s net deferred tax assets at June 30, 2012 and 2011 are shown below. A valuation allowance of $1.45 million and $774,000 has been established to offset the net deferred tax assets as of June 30, 2012 and 2011, respectively, due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets.

The Company has not filed federal or state income tax returns but it is in the process of preparing the appropriate forms and submitting them to appropriate governmental agency. Additionally, we have not performed a Section 382 analysis as of June 30, 2012.

We have incurred losses since inception, so no current income tax provision or benefit has been recorded. Significant components of our net deferred tax assets are shown in the table below.

	Year Ended June 30,
	2012	2011
Deferred Tax Assets:
Net operating loss carryforwards	$1,275,000	$653,000
Depreciation and amortization	—	(11,000)
Other, net	178,000	132,000
Total deferred tax assets	1,453,000	774,000
Valuation allowance	(1,453,000)	(774,000)
Net deferred tax assets	$—	$—

At June 30, 2012, the Company had unused net operating loss carryovers of approximately $3,200,000 and $3,170,000 that are available to offset future federal and state taxable income respectively. These operating losses begin to expire in 2030. Both the federal and state net operating loss carryovers at June 30, 2012 may be adjusted once tax returns are filed.

The provision for income taxes on earnings subject to income taxes differs from the statutory federal rate at June 30, 2012 and 2011, due to the following (in thousands):

	Year Ended June 30,
	2012	2011
Federal income taxes at 34%	$(811,000)	$(407,000)
State income taxes, net of federal benefit	(139,000)	(116,000)
Change in FMV of Derivative	210,000	—
Other True Ups	61,000	—
Change in valuation allowance	679,000	523,000
Provision for income taxes	$—	$—

As of June 30, 2012, we have not yet completed our analysis of the deferred tax assets relating to federal and state net operating losses.

Pursuant to Internal Revenue Code Sections 382, use of our net operating loss carryforwards could be limited if a cumulative change in ownership of more than 50% occurs within a three-year period. We plan to complete a Section 382 analysis regarding whether there are limitations of the net operating loss prior to utilizing any net operating losses.

On July 13, 2006, the FASB issued FIN 48, subsequently codified in ASC 740, Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in an entity's financial, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under ASC 740, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. ASC 740 is effective for fiscal years beginning after December 15, 2006.

We follow the provisions of ASC 740 relating to uncertain tax provisions and have commenced analyzing filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. As a result of adoption, no additional tax liabilities have been recorded. There are no unrecognized tax benefits as of June 30, 2012 or June 30, 2011.

The Company is subject to taxation in the U.S. and state jurisdictions. The Company’s tax years for 2009 and forward, when filed, will be subject to examination by the IRS and tax years 2009 and forward are subject to examination by California tax authorities. The Company is currently not under examination by any taxing authorities.

NOTE 9 – FAIR VALUE MEASUREMENTS

We follow FASB ASC Topic No. 820, Fair Value Measurements and Disclosures (“ASC 820”) in connection with financial assets and liabilities measured at fair value on a recurring basis subsequent to initial recognition.

ASC 820 requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following categories:

Level 1: Quoted market prices in active markets for identical assets and liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data

The hierarchy noted above requires us to minimize the use of unobservable inputs and to use unobservable market data, if available, when determining fair value.

The fair value of our recorded derivative liabilities is determined based on unobservable inputs that are not corroborated by market data, which is a level 3 classification. We record derivative liabilities on our balance sheet at fair value with changes in fair value recorded in our consolidated statements of operations. Our fair value measurements at the reporting date were as follows:

At June 30, 2012:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Description

Derivative Liabilities	$-	$-	$4,943,000

Total Liabilities	$-	$-	$4,943,000

The Company did not have derivative liabilities related to warrant activity in fiscal year ended June 30, 2011.

NOTE 10 – RELATED PARTY TRANSACTIONS

Common Stock

In connection with the Reverse Acquisition, Mr. Anthony, our President, Chief Executive Officer, and director, Mr. Gevarges, our director, and Esenjay Investments, LLC, an entity in which our director, Michael Johnson, is a director, severally agreed not to offer, sell, assign, transfer, pledge, contract to sell, or otherwise dispose of any shares of our common stock or securities convertible into or exercisable or exchangeable into our common stock beneficially owned by such shareholder, for a period of eighteen (18) months from the closing date of the Reverse Acquisition, except during the period after the first anniversary of the closing date and a period of six (6) months thereafter, in such an amount which constitutes less than three percent (3%) in the aggregate of such shareholder’s beneficial ownership of our common stock per month.

Stockholder Agreements

During 2009, the Company entered into a cancelable Term Sheet agreement (the “Term Sheet Agreement”) with a LHV Power Corporation, an entity owned by James Gevarges, one of our major shareholders. Mr. Gevarges is also the Chief Executive Officer and President of LHV Power. Pursuant to the Term Sheet Agreement, Flux was appointed as a distributor of LHV Power battery charging products allowing Flux to sell the products either separately or as part of an energy storage solution. Additionally, Flux was required to develop a microprocessor control board, and the associated software to enable communication between the parties’ respective products (“MCB”) which entitles Flux to royalties for any such units sold by the related entity. Pursuant to the Term Sheet Agreement Flux may purchase the products at the then current price list for distributors. Further, under the Term Sheet Agreement, if LHV Power sells its products to a different distributor Flux is entitled to a distribution fee equal to 20% of the gross profits on such sale. This distribution fee and royalties are capped at a total of $200,000. The chargers are not currently under commercial production and therefore no Distribution and Royalty Fee has been received by Flux. On September 1, 2010, with our consent, LHV assigned the Term Sheet Agreement to Current Ways Inc. a different company that is owned by Mr. Gevarges. The parties are also subject to restrictions on the use and disclosure of confidential information of the other party until April 1, 2013.

Pursuant to our standard purchase order terms and conditions, during the fiscal years ended June 30, 2012 and 2011, Flux purchased approximately $85,000 and $33,000 charger products from Current Ways, Inc., which purchases were not subject to the distribution fee or royalties referred to above under the Term Sheet Agreement.

On August 1, 2009, the Company entered into a Manufacturing Implementation Agreement (the “Manufacturing Agreement”) with LHV Power pursuant to which Flux granted LHV Power a right of first refusal to manufacture our battery management systems and agreed to pay for any specialized tooling LHV Power may require to manufacture Flux’s battery management systems. Under the Manufacturing Agreement, Flux will retain ownership of all intellectual property developed as part of the Manufacturing Agreement, which expires on August 1, 2014. During the fiscal years ended June 30, 2012 and 2011, the Company paid approximately $263,000 and $130,000, respectively, to LHV Power pursuant to the Manufacturing Agreement.

On July 1, 2011, the Company entered into a Sublease Agreement with Epic Boats, LLC (“Epic Boats”). Chris Anthony, our Chief Executive Officer is also an R&D advisor to, and 35% owner of, Epic Boats. Pursuant to the Terms of the Sublease Agreement, Epic Boats has subleased approximately 7,200 square feet of Flux’s office space for a monthly payment of $6,640. The Sublease Agreement was terminated January 1, 2012. During fiscal years ended June 30, 2012 and 2011, Epic Boats reimbursed $53,000 and $7,000, respectively, to the Company under this Sublease Agreement.

On October 21, 2009, the Company entered into an agreement with Epic Boats, LLC where Epic Boats assigned and transferred to the Company the entire right, title, and interest into products, technology, intellectual property, inventions and all improvements thereof, as defined in the table below.

Product	Description
Battery Box Design	All hardware, tooling and design reduced to practice otherwise of the battery housings which include the integration of a battery management system.
CAN Communication Protocol	Top communication protocol that communicates through the CAN bus
CAN based Throttle Controller	All hardware, software and tooling reduced to practice or otherwise of the throttle controller
BMS Head End Interfaces	Interfaces to the motor and generator controller to the diagnostic software

As of this date, the Company began selling products to Epic Boats under the Company’s standard terms and conditions and has continued to sell products to Epic Boats as a customer. During the fiscal years ended June 30, 2012 and 2011, the Company sold approximately $1,135,000 and $149,000, respectively, of product to Epic Boats. Epic Boat’s customer deposit balance received from this company at June 30, 2012 and June 30, 2011, is approximately $200,000 and $367,000, respectively. There were no sales receivables outstanding from Epic Boats as of June 30, 2012. As of June 30, 2011, sales receivables from Epic Boats totaled $29,000

Customer

During the fiscal years ended June 30, 2012 and 2011, the Company sold approximately $1,000 and $29,000, respectively, of product to a company owned by another one of the Company’s major shareholders who is the Company’s former Chief Technology Officer. There were no receivables outstanding from this customer as of June 30, 2012 and June 30, 2011. As of June 30, 2012 this shareholder is no longer a shareholder of the Company.

NOTE 11 – CONCENTRATIONS

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and unsecured trade accounts receivable. The Company maintains cash balances at a financial institution in San Diego, California. Accounts at this institution are secured by the Federal Deposit Insurance Corporation. As of June 30, 2012, cash totaled approximately $812,000, which consists of funds held in a non-interest bearing bank deposit account. The Company has not experienced any losses in such accounts. Management believes that the Company is not exposed to any significant credit risk with respect to its cash.

Customer- Concentrations

During the fiscal years ended June 30, 2012 and 2011, the Company had one related party major customer that accounted for 19% and 15%, respectively, of the Company’s total sales.

We currently sell products direct or through one of several retail distributors in North America. Our direct customers are mostly large companies while our distributors primarily distribute to smaller retail customers.

For the fiscal year ended June 30, 2012, the Company had four major customers that represented more than 10% of its revenues on an individual basis, and combined represented 81% or approximately $4,798,000 of the Company’s total revenues.

The four major customers were Greentech Automotive, Inc., which represented 34% of the total revenue, Epic Boats (a company founded and controlled by Chris Anthony, our chairman and president), represented 19% of the total revenue, Artisan Vehicle Systems, which represented 18% of the total revenues, and Boulder EV, represented 10% of the total revenue.

For the fiscal year ended June 30, 2011, the Company had two major customers represented more than 10% of its revenues on an individual basis, and combined represented 47% or approximately $463,000 of the Company’s total revenues.

The two major customers were Wheego Electric Cars, which represented 32% of the total revenue, Epic Boats (a company founded and controlled by Chris Anthony, our chairman and president), represented 15% of the total revenue.

Suppliers/Vendor

During the fiscal years ended June 30, 2012 and 2011, we had one supplier, Global Fluid Power Solutions, LLC accounted for 56% and 65% of our total purchases.

We entered into a four year supply agreement with Global Fluid Power Solutions Inc. and Mahomann Corp. (collectively “Global”) on January 15, 2010. Under the supply agreement, we are not obligated to purchase any minimum number of products nor are we required to purchase its batteries exclusively from Global. We can negotiate and purchase our batteries from other vendors at any time. Accordingly, we are not dependent on Global for the products. The supply agreement terminates upon the earlier occurrence of a breach by Global, insolvency, or upon mutual agreement.

NOTE 12 – SUBSEQUENT EVENTS

Private Placement Transactions (See Note 1)

In July, 2012, we sold an additional 1,690,063 shares of common stock and issued 338,013 five year Warrants for an aggregate purchase price of $700,000 to ten (10) accredited investors.

In August 2012 we sold an aggregate of 603,594 shares of common stock and issued 120,719 five year Warrants for an aggregate purchase price of $250,000 to four (4) accredited investors.

The common stock purchased in the private placement and the common stock issued upon exercise of warrants has piggyback registration rights. The securities offered and sold in the private placement have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act.

On September 4, 2012, the Company entered into an agency agreement with American Capital Partners (ACP), a Financial Industry Regulatory Authority (FINRA) registered broker-dealer for the purpose of advising and assisting the Company, on a best efforts basis, with the $2,000,000 private placement of our common stock and warrants.  The agreement expires February 25, 2014. The terms of the agreement require the Company to pay a total cash fee of nine percent (9%) of the value received from each investor.  Additionally the Company agreed to issue shares to ACP equal to seven percent (7%) of the shares placed by ACP.  The Company will also reimburse ACP for legal fees up to $10,000 incurred in connection with this placement by ACP.

Revolving Line of Credit

On September 24, 2012, Flux Power, Inc., entered into a certain Unrestricted and Line of Credit (“Line of Credit) with Esenjay Investments, LLC (“Esenjay”) pursuant to which Esenjay agreed to provide us with a revolving line of credit for $1,500,000 (“Line of Credit”). Borrowings under the Line of Credit is secured by the assets of the Company and bears interest at 8% per annum, with all unpaid principal and accrued interest due and payable on September 24, 2014. There is no prepayment penalty under the Line of Credit. Proceeds from the Line of Credit can be used at the discretion of the Company and the Company intends to use it for working capital. As of September 24, 2012, the Company has not borrowed any amounts under the Line of Credit. Esenjay is one of our major shareholders which beneficially own approximately 43% of our common stock. Mr. Michael Johnson, our director, is the director and shareholder of Esenjay.

