Form 10-K/A
period 2012-06-30
Flux Power Holdings, Inc.
filed 2012-10-29
CIK 1083743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☑

 Explanatory Note

Flux Power Holdings, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to the Company’s annual report on Form 10-K for the period ended June 30, 2012 (the “Form 10-K”), filed with the Securities and Exchange Commission on September 28, 2012 (the “Original Filing Date”), solely to update the exhibits under Item 15(b) of the Form 10-K, and to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405(f)(3) of Regulation S-T. Exhibit 101 consists of the following materials from the Company’s Form 10-K, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

No other changes have been made to the Form 10-K. This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-K.

Pursuant to Rule 406T of Regulation S-T, the interactive data files attached as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART IV

ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b)	Exhibits

The following exhibits are filed as part of this Report

Exhibit No.	Description
2.1	Securities Exchange Agreement dated May 18, 2012 (1)
2.2	Amendment No. 1 to the Securities Exchange Agreement dated June 13, 2012 (2)
3.1	Restated Articles of Incorporation (4)
3.2	Amended and Restated Bylaws of Flux Power Holdings, Inc. (3)
10.1	Esenjay Secondary Revolving Promissory Note for Operating Capital dated October 1, 2011 (2)
10.2	Esenjay Bridge Loan Promissory Note dated March 7, 2012 (2)
10.3	Amended and Restated Terms of Employment with Chris Anthony with an effective date of January 1, 2010 (2)
10.4	Terms of Employment with Steve Jackson dated January 12, 2012 (2)
10.5	Flux Power Holdings, Inc. 2010 Stock Plan (2)
10.6	Flux Power Holdings, Inc. 2010 Stock Plan: Form of Stock Option Agreement (2)
10.7	LHV Power Corporation Term Sheet dated June 19, 2009 (2)
10.8	LHV Manufacturing Implementation Agreement dated August 1, 2009 (2)
10.9	GreenTech Automotive, Inc. Purchase Order Terms and Conditions (8)
10.10	NACCO Materials Handling Group, Inc. Prototype Agreement dated February 6, 2012 (8)(CT)
10.11	Baytree Capital Advisory Agreement dated June 14, 2012 (2)
10.12	Form of Warrant (5)

Exhibit No.	Description
10.13	Form of Securities Purchase Agreement (5)
10.14	Form of Indemnification Agreement (2)
10.15	Vendor Agreement dated January 15, 2010 (6)
10.16	ACP Agreement dated September 4, 2012(9)
10.17	Unrestricted and Open Line of Credit dated September 24, 2012 (7)
21.1	Subsidiaries (2)
31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act. (9)
31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act. (9)
32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act. (9)
32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act. (9)

101.INS	XBRL Instance Document (10)
101.SCH	XBRL Taxonomy Extension Schema (10)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (10)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (10)
101.LAB	XBRL Taxonomy Extension Label Linkbase (10)
101.FRE	XBRL Taxonomy Extension Presentation Linkbase (10)

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

(4) Incorporated by reference to Form 8-K/A (Amendment No. 1) filed with the SEC on August 6, 2012

(5) Incorporated by reference to Form 8-K filed with the SEC on June 26, 2012

(6) Incorporated by reference to Form 8-K/A (Amendment No. 2) filed with the SEC on August 29, 2012

(7) Incorporated by reference to Form 8-K filed with the SEC on September 27, 2012

(8) Incorporated by reference to Form 8-K/A (Amendment No. 3) filed with the SEC on October 5, 2012

(9) Incorporated by reference to Form 10-K filed with the SEC on September 28, 2012

(10) XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(CT) Application has been made to the SEC to seek confidential treatment of certain portions of Exhibits 10.10 under Rule 24b-2 of the Securities Exchange Act of 1934, as amended. Omitted material for which confidential treatment has been requested has been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Flux Power Holdings, Inc.

Dated: October 19, 2012	By:	/s/ Chris L. Anthony
Chris L. Anthony
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chris L. Anthony	Chief Executive Officer	October 29, 2012
Chris L. Anthony	and Chairman of Board
(Principal Executive Officer)

/s/ Stephen G. Jackson	Chief Financial Officer	October 29, 2012
Stephen G. Jackson	(Principal Financial Officer and Principal Accounting Officer)

/s/ Michael Johnson	Director
Michael Johnson		October 29, 2012

/s/ James Gevarges	Director	October 29, 2012
James Gevarges