Form 10-Q
period 2012-09-30
Flux Power Holdings, Inc.
filed 2012-11-14
CIK 1083743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-25909

FLUX POWER HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	86-0931332
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

2240 Auto Park Way, Escondido, California	92029
(Address of principal executive offices)	(Zip code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of: November 1, 2012
Common Stock, $.001 par value	46,706,024

FLUX POWER HOLDINGS, INC.

Form 10-Q

For the Quarterly Period Ended September 30, 2012

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements include, among other things, statements relating to:

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

Forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, as more fully described elsewhere in this report. Readers are urged to carefully review and consider the various disclosures we make, which advise them of the factors that may affect our business, including without limitation, the disclosures made under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein and throughout this Quarterly Report on Form 10-Q for the period ended September 30, 2012. Risk factors are more fully described in our annual report on Form 10-K for the fiscal year ended June 30, 2012.

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

PART I – FINANCIAL INFORMATION

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Item 1. Financial Statements.

	September 30, 2012 (Unaudited)	June 30, 2012
ASSETS
Current assets:
Cash	$457,000	$812,000
Accounts receivable, net	42,000	54,000
Inventories, net	797,000	736,000
Inventories, prepaid	6,000	—
Prepaid advisory fees, current portion	1,629,000	1,629,000
Other prepaid expenses and other current assets	41,000	39,000

Total current assets	2,972,000	3,270,000

Property, plant and equipment, net	152,000	135,000

Other assets:
Prepaid advisory fees, net of current portion	1,154,000	1,561,000

Total assets	$4,278,000	$4,966,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$172,000	$293,000
Accrued expenses	248,000	342,000
Customer deposits	—	2,000
Customer deposits from related party	180,000	200,000
Warrant derivative liability	4,411,000	4,943,000
Deferred revenue	478,000	480,000
Notes payable to stockholder, current portion	600,000	600,000

Total current liabilities	6,089,000	6,860,000

Long term liabilities:

Notes payable to stockholder, net of current portion	250,000	250,000

Total liabilities	6,339,000	7,110,000

Commitments and contingencies (Note 5)

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value: authorized 5,000,000 shares, none issued and outstanding	—	—
Common stock, $0.001 par value: authorized 145,000,000 shares, 46,364,587 and 44,070,930 shares issued and outstanding, as of September 30, 2012 and June 30, 2012, respectively	46,000	44,000
Additional paid-in capital	2,230,000	2,140,000
Accumulated deficit	(4,337,000)	(4,328,000)

Total stockholders’ deficit	(2,061,000)	(2,144,000)

Total liabilities and stockholders’ deficit	$4,278,000	$4,966,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For The Three Months Ended September 30, 2012 and 2011

(Unaudited)

	2012	2011
Net revenue (1)	$76,000	$582,000
Cost of revenue	45,000	500,000

Gross profit	31,000	82,000

Operating expenses:
Selling and administrative expenses	714,000	331,000
Amortization of prepaid advisory fees	407,000	—
Research and development	290,000	79,000

Total operating expense	1,411,000	410,000

Operating loss	(1,380,000)	(328,000)

Other income (expense):
Change in fair value of derivative liabilities	1,388,000	—
Interest expense, net	(17,000)	(22,000)
Net loss	$(9,000)	$(350,000)

Net loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	46,172,233	36,556,466

(1)	Includes sales to related parties of approximately $20,000 and approximately $7,000 for the three months ended September 30, 2012 and 2011, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

 FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Three Months Ended September 30, 2012 and 2011

 (Unaudited)

	2012	2011
Cash flows from operating activities:
Net loss	$(9,000)	$(350,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,000	4,000
Amortization of prepaid advisory fees	407,000	—
Change in fair value of warrant liability	(1,388,000)	—
Stock-based compensation	45,000	1,000
Changes in operating assets and liabilities:
Accounts receivable	12,000	(1,000)
Inventories	(61,000)	216,000
Inventories, prepaid	(6,000)	—
Prepaid expenses and other current assets	(2,000)	(153,000)
Accounts payable	(121,000)	68,000
Accrued expenses	(94,000)	114,000
Customer deposits	(2,000)	240,000
Customer deposits from related party	(20,000)	(180,000)
Deferred revenue	(2,000)	—

Net cash used in operating activities	(1,231,000)	(41,000)

Cash flows from investing activities:
Purchases of equipment	(27,000)	(30,000)

Net cash used in investing activities	(27,000)	(30,000)

Cash flows from financing activities:
Issuance of common shares in financing	2,000	—
Proceeds from the sale of common stock and warrants, net of offering costs paid	901,000	—
Proceeds from issuance of stockholders note payable	—	150,000

Net cash provided by financing activities	903,000	150,000

Net increase (decrease) in cash	(355,000)	79,000
Cash, beginning of period	812,000	240,000

Cash, end of period	$457,000	$319,000

Supplemental disclosures of Non-cash Investing and Financing Activities:
Issuance of warrants classified as derivative liabilities	$856,000	$—

Supplemental disclosures of Cash Flow Information :
Cash paid for income taxes	$2,000	$1,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND NATURE OF BUSINESS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) applicable to interim reports and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 filed with the SEC. In the opinion of management, the accompanying condensed consolidated interim financial statements include all adjustments, necessary in order to make the financial statements not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or any other future period. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Company’s Annual Report on Form 10-K have been omitted. The accompanying condensed consolidated balance sheet at June 30, 2012 has been derived from the audited balance sheet at June 30, 2012 contained in such Form 10-K.

Liquidity matters are discussed in Note 3.

Nature of Business

Flux Power Holdings, Inc. (“Flux” or the “Company”) was incorporated as Olerama, Inc. in Nevada in 1998. Since its incorporation, there have been several name changes, including the change in January 2010 whereby the name of the Company was changed to Lone Pine Holdings, Inc. Following the completion of a reverse merger on June 14, 2012, as described below, the Company’s operations have been conducted through its wholly owned subsidiary, Flux Power, Inc. (“Flux Power”), a California corporation.

Flux Power merged with Lone Pine Holdings, Inc. (“LPH”), a Nevada corporation and became a wholly owned subsidiary of LPH. The transaction has been reflected as a reverse merger where LPH was the surviving legal entity after the merger. On June 30, 2012, LPH changed its name to Flux Power Holdings, Inc. Flux Power remained the accounting acquirer. The merger has been accounted for as a recapitalization as of the earliest period presented. Accordingly, the historical condensed consolidated financial statements represented are those of Flux Power.

Flux Power develops and sells rechargeable advanced energy storage systems. The Company has structured its business around its core technology, “The Battery Management System” (“BMS”). The Company’s BMS provides three critical functions to their battery systems: cell balancing, monitoring and error reporting. Using its proprietary management technology, the Company is able to offer complete integrated energy storage solutions or custom modular standalone systems to their clients. The Company also developed a suite of complementary technologies and products that accompany their core products. Sales during the three months ended September 30, 2012 and 2011 were primarily to customers located throughout the United States.

As used in this Quarterly Report, the terms “we,” “us,” “our,” and “Company” mean Flux Power Holdings, Inc., unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

Reverse Acquisition of Flux Power Inc.

On June 14, 2012, we completed the acquisition of Flux Power (the “Reverse Acquisition”) pursuant to that certain Securities Exchange Agreement dated May 18, 2012 (“Exchange Agreement”) by and among Flux Power, and its shareholders, Mr. Chris Anthony, Esenjay Investments, LLC, and Mr. James Gevarges (collectively the “Flux Power Shareholders”). In connection with the Reverse Acquisition, we purchased 100% of the issued and outstanding shares of common stock of Flux Power from the Flux Power Shareholders in exchange for 37,714,514 newly issued shares our common stock (“Exchange Shares”) based on an exchange ratio of 2.9547039 (“Share Exchange Ratio”). As a result of the Reverse Acquisition, the Flux Power Shareholders collectively owned approximately 91% of the issued and outstanding shares of our common stock, and Flux Power became our wholly-owned operating subsidiary.

The Reverse Acquisition was accounted for as a recapitalization effected by a share exchange, wherein Flux Power is considered the acquirer for accounting and financial reporting purposes and has been reflected in the accompanying condensed consolidated financial statements as of the earliest periods presented. The assets and liabilities of the acquired entity have been brought forward at their book value and no goodwill has been recognized.

In connection with the Reverse Acquisition, we changed our name to Flux Power Holdings, Inc.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The unaudited condensed consolidated financial statements of the Company include the Flux Power Holdings, Inc. and its wholly-owned subsidiary Flux Power Inc. after elimination of all intercompany accounts and transactions.

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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, price is fixed or determinable, and collectability of the selling price is reasonably assured. Delivery occurs when risk of loss is passed to the customer, as specified by the terms of the applicable customer agreements.

When a right of return exists, contractually or implied, the Company recognizes revenue on the sell through-method. Under this method, revenue is not recognized upon delivery of the inventory components. Instead, the Company records deferred revenue upon delivery and recognize revenue when the inventory components are sold through to the end user.

Deferred revenue for the three months ended September 30, 2012, related to one customer, was $478,000, including the related product cost of $429,000 included in inventory, which represents units not yet sold through by our customer. The Company did not record deferred revenue or related product cost for the three months ended September 30, 2011.

Earnings or Loss Per Common Share

Basic earnings per common share equal net earnings or loss divided by the weighted average number of shares outstanding during the periods. Diluted earnings per share include the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities. The common stock equivalents from contingent shares are determined by the treasury stock method. The Company incurred a net loss for the three months ended September 30, 2012 and 2011 respectively and therefore, basic and diluted earnings per share for those periods are the same, as the effect of contingently issuable shares has not been included in the calculation of diluted earnings per share, as their inclusion would be anti-dilutive. Contingently issuable shares excluded an aggregate of 7,396,008 options and warrants as of September 30, 2012.

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

Instruments classified as derivative liabilities are recorded initially at their estimated fair value and are re-measured each reporting period (or upon reclassification) and the change in fair value is recorded on our condensed consolidated statement of operations in other (income) expense.

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 815, Derivatives and Hedging to classify and value warrant liabilities. Warrants classified as derivative liabilities are recorded at their fair values at the issuance date and are revalued at each subsequent reporting date, using a Monte Carlo simulation (“MCS”). A MCS model uses a simulation technique to generate multiple random price paths for the stock price to simulate many possible future outcomes which are then discounted at the risk-free rate. These simulated paths are then averaged to determine the fair value of the warrants.

New Accounting Standards

In September 2011, the FASB issued Accounting Standards Update ("ASU") 2011-08, Intangibles - Goodwill and Other, which allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-08 is effective for the Company beginning July 1, 2012. The impact of adopting this ASU was not material to the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income, providing guidance regarding the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The updated guidance of ASU 2011-05 is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, and is effective for the Company beginning July 1, 2012 fiscal 2013. The impact of adopting this ASU was not material to the Company’s financial position or results of operations.

  The Company is not aware of any new accounting standards that have been issued, but are not yet effective for the Company that are expected to have a material effect on its consolidated financial statements.

Subsequent events

Management has evaluated events subsequent to September 30, 2012 through the date that the accompanying condensed consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

NOTE 3 – LIQUIDITY MATTERS

The Company has evaluated the expected cash requirements over the next twelve months, which includes, but is not limited to, investments in additional sales and marketing and product development resources, capital expenditures, and working capital requirements. The Company believes it has, or will have, sufficient funds for at least the next twelve months from September 30, 2012, as it expects to cover its anticipated near-term liquidity requirements through cash on hand, collections on additional customer billings, proceeds from the private placement of equity securities and borrowings under the existing stockholder credit facilities.

During the three months ended September 30, 2012 the Company issued 2,293,657 shares of common stock and 458,732 warrants for total net proceeds approximating $903,000. On October 30, 2012, we completed an additional closing under a private placement pursuant to which we issued 241,437 shares of our common stock and 48,287 five year warrants for a total net proceeds approximating $93,000.

As of September 30, 2012, the Company has borrowing availability totaling $1,900,000 under existing credit facilities (See Note 4).

We may require additional financing in the future. The timing of the Company’s need for additional capital will depend in part on its future operating performance in terms of revenue growth and the level of operating expenses and capital expenditures incurred.

However, there is no guarantee the Company will be able to obtain additional required funds in the future or that funds will be available on terms acceptable to the Company. If such funds are not available, management will be required to curtail its investments in additional sales and marketing and product development resources, and capital expenditures, which may have a material adverse effect on the Company’s future cash flows and results of operations, and its ability to continue operating as a going concern.

NOTE 4 - STOCKHOLDER NOTES PAYABLE

In October 2011, we entered into a revolving promissory note agreement with a stockholder for $1,000,000. The revolving promissory note bears interest at 8%, is due on September 30, 2013, as amended, and is secured by substantially all of the assets of the Company. As of September 30, 2012 the balance outstanding payable on the note was $600,000.

On March 7, 2012, we entered into an additional note payable agreement with the same stockholder for $250,000. The note is due on March 7, 2014 and bears interest at 8% per annum. As of September 30, 2012 the balance outstanding payable on the note was $250,000.

On September 24, 2012, the Company entered into an Unrestricted Line of Credit with the same stockholder for $1,500,000. The revolving promissory note bears interest at 8% per annum, all principal and accrued interest are due and payable on September 24, 2014. There have been no borrowings on the Unrestricted Line of Credit as of September 30, 2012.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

From time to time, we may be involved in litigation relating to claims arising out of our operations. As of September 30, 2012 we are not a party to any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or operating results.

NOTE 6 - STOCKHOLDERS’ EQUITY

At September 30, 2012 the Company had 145,000,000 shares of common stock, par value of $0.001 authorized for issuance.

We may issue up to 5,000,000 shares of preferred stock, par value of $0.001 in one or more classes or series within a class pursuant to our Articles of Incorporation. There are currently no shares of preferred stock issued and outstanding.

Holders of common stock are entitled to receive dividends, when, as, and if declared by the Board of Directors, out of any assets legally available to the Company. Dividends are declared and paid in an equal per-share amount on the outstanding shares of each series of common stock. To date the Board of Directors has neither declared nor paid common stock dividends to shareholders.

Common Stock and Warrants

(a)	Private Placement – June and July 2012

In June 2012, we initiated a private placement of our common stock and warrants to accredited investors to purchase up to 8 Units, at a price of $500,000 per Unit, with each Unit consisting of 1,207,185 shares of our common stock and 241,437 five (5) year warrants to purchase one share of our common stock at an exercise price of $0.41 per share. The Company issued 2,813,000 shares and 562,551 warrants (“June 2012 Warrants”) raising approximately $1,126,000 in net proceeds through June 30, 2012, and in July 2012 the Company issued 1,690,063 shares and 338,013 warrants (“July 2012 Warrants”) raising net proceeds of approximately $672,000.

(b)	Private Placement– August 2012

In August 2012, the Company commenced a private placement of its common stock and warrants to accredited investors to purchase up to 8 Units for a purchase price of $250,000 per Unit for an aggregate amount of $2,000,000, with each Unit consisting of 603,594 shares of our common stock and 120,719 five (5) year warrants to purchase one share of common stock at an exercise price of $0.41 per share (“August 2012 Warrants”). In connection with this private placement, on August 31, 2012, we sold an aggregate of 603,594 shares of common stock and issued 120,719 warrants raising net proceeds of approximately $231,000.

The common stock purchased in the private placements and the common stock issuable upon exercise of warrants have piggyback registration rights. The securities offered and sold in the private placement have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act.

Advisory Agreement – Related Party

On June 14, 2012, the Company entered into an Advisory Agreement (“Advisory Agreement”) with Baytree Capital, a significant shareholder of the Company, pursuant to which Baytree Capital agreed to provide business and advisory services for 24 months in exchange for 100,000 restricted shares of our newly issued common stock at the commencement of each six (6) month period in return for its services, and a warrant to purchase 1,837,777 restricted shares of our common stock for a period of five (5) years at an exercise price of $0.41 per share (“Advisory Agreement Warrants”). In connection with this agreement, the estimated fair value of the warrants issued in the approximate amount of $3,258,000 was recorded as prepaid advisory fees, which is expected to be amortized on a pro-rata basis over the term of the agreement. During the three months ended September 30, 2012, we recorded expense of approximately $407,000 based on the amortization of the prepaid advisory fees, and as of September 30, 2012 the total remaining balance of the prepaid advisory fees was approximately $2,783,000.

Warrant Activity

Warrant activity during the three months ended September 30, 2012 and related balances outstanding as of that date are reflected below:

	Number	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Term (# years)
Shares purchasable under outstanding warrants at June 30, 2012	2,400,328	$0.41
Stock purchase warrants issued	458,732	0.41
Stock purchase warrants exercised	—	—
Shares purchasable under outstanding warrants at September 30, 2012	2,859,060	$0.41	4.74

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

Activity in options during the three month period ended September 30, 2012 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2012	4,536,949	$0.17
Granted	—
Exercised	—
Forfeited and cancelled	—
Outstanding at September 30, 2012	4,536,949	$0.17	7.35
Exercisable at September 30, 2012	2,213,413	$0.17	5.58

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. The Black-Scholes model assumptions for the three months ended September 30, 2012 set forth below are as follows:

	Employees	Non-Employees
Expected volatility	100%	100%
Risk free interest rate	0.8% to 3.0%	3.0%
Forfeiture rate	5%	5%
Dividend yield	0%	0%
Expected term	5-10 years	10 years

During the three months ended September 30, 2012, total stock-based compensation expense included in the condensed consolidated statement of operations was approximately $45,000. Of this expense approximately $41,000 was recorded to selling, general and administrative expense and approximately $4,000 was recorded to research and development expense. The remaining amount of unrecognized stock options expense at September 30, 2012 is approximately $406,000, which is expected to be recognized over a weighted-average period of 5.83 years. The intrinsic value of outstanding as well as exercisable options at September 30, 2012 was $0.

During the three months ended September 30, 2011, total stock-based compensation expense included in the condensed consolidated statement of operations was approximately $1,000. Of this expense approximately $300 was recorded to selling, general and administrative expense and approximately $700 was recorded to research and development expense.

NOTE 7 – Warrant Derivative Liability

At September 30, 2012 there were a total of 2,859,060 outstanding warrants classified as derivative liabilities due to exercise price re-set provisions included in the underlying warrant agreements.

Warrants classified as derivative liabilities are recorded at their fair values at the issuance date and are revalued at each subsequent reporting date, using a Monte Carlo simulation model. Warrants were determined to have a fair value per share and aggregate as of September 30, 2012 and in aggregate as of June 30, 2012 as follows:

	Issued Warrants	Fair Value Per Share $ as of September 30, 2012	Total Fair Value in Aggregate $ as of September 30, 2012	Total Fair Value in Aggregate $ as of June 30, 2012

June 2012 Warrants	562,551	$1.53	$862,535	$1,158,154
July 2012 Warrants	338,013	$1.56	$527,046	$—
August 2012 Warrants	120,719	$1.58	$190,634	$—
Advisory Agreement Warrants	1,837,777	$1.54	$2,831,135	$3,784,870

Significant assumptions used to estimate the fair value of the warrants classified as derivative liabilities are summarized below:

Expected volatility	100%
Risk free interest rate	0.6%
Stock price (based on prices on valuation dates)	$1.55 to $2.25
Exercise price	$0.41
Expected term	5 years
Subsequent financing probability	50%

NOTE 8 – FAIR VALUE MEASUREMENTS

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

Following is a summary as of the reporting date of the fair values and applicable level within the fair value hierarchy of assets and liabilities measured at fair value on a recurring basis:

At September 30, 2012:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Description

Derivative Liabilities	$-	$-	$4,411,000

Total Liabilities	$-	$-	$4,411,000

At June 30, 2012:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Description

Derivative Liabilities	$-	$-	$4,943,000

Total Liabilities	$-	$-	$4,943,000

The table below sets forth a summary of changes in the fair value of our Level 3 financial instruments for the three months ended September 30, 2012:

	June 30,2012	Recorded New Derivative Liabilities	Change in estimated fair value recognized in results of operations	September 30, 2012

Derivative Liabilities	$4,943,000	$856,000	$(1,388,000)	$4,411,000

The fair value of new derivative liabilities and the change in the estimated fair value of derivative liabilities that we recorded during the three months ended September 30, 2012 were related to warrants issued in connection with our private placement transactions and Advisory Agreement (See Note 6).

NOTE 9 – OTHER RELATED PARTY TRANSACTIONS

Stockholder Agreements

During 2009, the Company entered into a cancelable Term Sheet Agreement with a LHV Power Corporation, an entity owned by James Gevarges, one of our major shareholders. Mr. Gevarges is also the Chief Executive Officer and President of LHV Power. Pursuant to the Term Sheet Agreement, Flux was appointed as a distributor of LHV Power battery charging products allowing Flux to sell the products either separately or as part of an energy storage solution. Additionally, Flux was required to develop a microprocessor control board (“MCB”), and the associated software to enable communication between the parties’ respective products which entitles Flux to royalties for any such units sold by the related entity. Pursuant to the Term Sheet Agreement Flux may purchase the products at the then current price list for distributors. Further, under the Term Sheet Agreement, if LHV Power sells its products to a different distributor Flux is entitled to a distribution fee equal to 20% of the gross profits on such sale. This distribution fee and royalties are capped at a total of $200,000. The chargers are not currently under commercial production and therefore no Distribution and Royalty Fee has been received by Flux. On September 1, 2010, with our consent, LHV assigned the Term Sheet Agreement to Current Ways Inc. a different company that is owned by Mr. Gevarges. The parties are also subject to restrictions on the use and disclosure of confidential information of the other party until April 1, 2013.

Pursuant to our standard purchase order terms and conditions, during the three months ended September 30, 2012 and 2011, the Company purchased approximately $7,000 and $10,000, respectively, of charger products from Current Ways, Inc., which were not subject to the distribution fee or royalties referred to above under the Term Sheet Agreement.

On August 1, 2009, the Company entered into a Manufacturing Implementation Agreement (the “Manufacturing Agreement”) with LHV Power pursuant to which Flux granted LHV Power a right of first refusal to manufacture our battery management systems and agreed to pay for any specialized tooling LHV Power may require to manufacture Flux’s battery management systems. Under the Manufacturing Agreement, Flux will retain ownership of all intellectual property developed as part of the Manufacturing Agreement, which expires on August 1, 2014. During the three months ended September 30, 2012 and 2011, the Company paid approximately $104,000 and $108,000, respectively, to LHV Power pursuant to the Manufacturing Agreement.

NOTE 10 – CONCENTRATIONS

Customer Concentrations

During the three months ended September 30, 2012, the Company had three major customers that represented more than 10% of its revenues on an individual basis, and combined represented 51% or approximately $38,000 of the Company’s total revenues.

The three major customers were Epic Boats (a company founded and controlled by Chris Anthony, our chairman and president), which represented 27% of the total revenues, GreenTech Automotive, Inc., which represented 13% of the total revenues and Good Earth Energy Conservation, Inc. which represented 11% of the total revenue.

During the three months ended September 30, 2011, the Company had three major customers that represented more than 10% of its revenues on an individual basis, and combined represented 71% or approximately $400,000 of the Company’s total revenues.

The three major customers were Wheego Electric Cars, which represented 45% of the total revenues, Artisan Vehicle Systems, which represented 14% of the total revenues and Columbia Parcar Corporation which represented 12% of the total revenue.

We currently sell products direct or through one of several retail distributors in North America. Our direct customers are mostly large companies while our distributors primarily distribute to smaller retail customers.

Suppliers/Vendor

During the three months ended September 30, 2012 and 2011, we had one supplier, Global Fluid Power Solutions, LLC accounted for 0% and 44% of our total purchases.

NOTE 11 – SUBSEQUENT EVENTS

On October 29, 2012, in connection with the exercise of options by our former employee, we issued 100,000 shares of our common stock for a purchase price of $4,000.

On October 30, 2012, we completed an additional closing under the August 2012 private placement described in Note 6 pursuant to which we sold to one (1) accredited investor 241,437 shares of our common stock and issued 48,287 five year warrants for a total net proceeds approximating $93,000.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the unaudited interim condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended June 30, 2012.

Overview

We design, develop and sell rechargeable advanced energy storage systems. We have developed an innovative high power battery cell management system (“BMS”) and have structured our business around this core technology. Our proprietary BMS provides three critical functions to our battery systems:

•	Cell Balancing : This is performed by continuously adjusting the capacity of each cell in a storage system according to temperature, voltage, and internal impedance metrics. This management assures longevity of the overall system.

•	Monitoring : This is performed through temperature probes, a physical connection to individual cells for voltage and calculations from basic metrics to determine remaining capacity and internal impedance. This monitoring assures accurate measurements to best manage the system and assure longevity.

•	Error reporting : This is performed by analyzing data from monitoring each individual cell and making decision on whether the individual cell or the system is operating out of normal specifications. This error reporting is crucial to system management as it ensures ancillary devices are not damaging your storage system and will give the operator an opportunity to take corrective action to maintain long overall system life.

Using our proprietary battery management technology, we are able to offer completely integrated energy storage solutions or custom modular standalone systems to our clients. In addition, we have also developed a suite of complementary technologies and products that accompany and enhance the abilities of our BMS to meet the needs of the growing advanced energy storage market.

We sold our first validated product in the second quarter of 2010 and have since delivered over 15 mega watt-hours of Advanced Energy Storage to clients such as NACCO Materials Handling Group, Inc., GreenTech Automotive, Inc. (GTA), Crown Equipment Corporation, Damascus Corporation, Columbia Parcar Corporation, Wheego Electric Cars Inc., Epic Electric Vehicles, and Texas Association of Local Health Officials (“TALHO”). We believe this places us amongst the top tier of Advanced Energy Storage providers in North America. We also sell our Advanced Energy Storage products through distributors such as Dukes Garage, Small Car Performance, Electric Motor Sports, MCelectric, Jungle Motors and EV America.

Results of Operations and Financial Condition

Comparison for the Three Months Ended September 30, 2012 and 2011

Net Loss

Net losses reported were approximately $9,000 for the three months ended September 30, 2012 as compared to approximately $350,000 for the three months ended September 30, 2011.  The decrease in net losses in the current period is primarily attributable to the change in fair value of the derivative liabilities related to the warrants to purchase common stock issued in our private placement equity raises.

Revenues

We currently sell products direct or through one of several retail distributors in North America. Our direct customers are mostly large companies while our distributors primarily distribute to smaller retail customers.

Revenues for the three months ended September 30, 2012, decreased approximately $506,000, or 87%, compared to the three months ended September 30, 2011. The decrease in sales was attributable to the change in customer types and buying habits of customers as compared to the prior period. More specifically, in the quarter ended September 30, 2011, the Company’s customer focus was on electric vehicle producers, primarily Wheego. The Company was providing solutions for Wheego’s new electric car line of products that had yet to start production. Wheego subsequently slowed orders as they delayed their production timing. In the quarter ended September 30, 2012, the Company shifted its focus from start-up electric vehicle producers to providing solutions to companies that already have electric energy storage solutions in production using legacy lead acid technologies. During the three months ended September 30, 2012, the Company did not have any new or existing customers make any significant purchase for lead acid replacements. However, the Company feels that it is well positioned to address these markets which include industrial electric vehicles like electric forklifts, floor scrubbers, back-up power, grid tie power, solar storage, electric service vehicles, pallet drivers, and mobile cooling units. The Company cannot guarantee that it will be successful in transitioning companies from legacy lead acid technologies to our advanced energy storage solutions.

Concentration of Customers

We currently sell products direct or through one of several retail distributors in North America. Our direct customers are mostly large companies while our distributors primarily distribute to smaller retail customers.

During the three months ended September 30, 2012, the Company had three major customers that represented more than 10% of its revenues on an individual basis, and combined represented 51% or approximately $38,000 of the Company’s total revenues.

The three major customers were Epic Boats (a company founded and controlled by Chris Anthony, our chairman and president), which represented 27% of the total revenues, GreenTech Automotive, Inc., which represented 13% of the total revenues and Good Earth Energy Conservation, Inc. which represented 11% of the total revenue.

During the three months ended September 30, 2011, the Company had three major customers that represented more than 10% of its revenues on an individual basis, and combined represented 71% or approximately $400,000 of the Company’s total revenues.

The three major customers were Wheego Electric Cars, which represented 45% of the total revenues, Artisan Vehicle Systems, which represented 14% of the total revenues and Columbia Parcar Corporation which represented 12% of the total revenue.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2012, decreased approximately $455,000 or 91% compared to the three months ended September 30, 2011. This decrease in cost of revenues was attributable to the decline in customer sales.

Gross Profit

Gross profit for the three months ended September 30, 2012, decreased by approximately $51,000 or 62%, compared to the three months ended September 30, 2011. Gross profit as a percentage of revenue for the three months ended September 30, 2012, increased to 41% compared to 14% in the three months ended September 30, 2011. Sales tractions during the three months ended September 30, 2012 allowed us to perform more efficiently on managing product cost and we were able to negotiate customer agreements at better margins.

Selling, and General and Administrative Expenses

Selling, and general and administrative expenses for the three months ended September 30, 2012 and 2011 were approximately $714,000 and approximately $331,000, respectively. Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, sales travel, consulting costs, professional fees and other expenses. The increase of approximately $383,000 was due primarily to fees expensed in connection with financing options, additional marketing, public company compliance expense and accounting and legal professional fees.

Amortization of Prepaid Advisory Fees

Amortization of prepaid advisory fees for the three months ended September 30, 2012 was approximately $407,000. There was no expense for the three months ended September 30, 2011. The prepaid advisory fees are related to the fair value of the warrants issued under an advisory agreement with Baytree Capital where they are to provide assistance to management with future debt or equity financing and other long-term financial planning.

Research and Development Expense

Research and development expenses for the three months ended September 30, 2012 and 2011 were approximately $290,000 and approximately $79,000, respectively. Such expenses consist primarily of materials, supplies, salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses. The increase of approximately $211,000 was primarily due to an increase in personnel costs and benefits, and an increase in material and supplies consumption.

Liquidity and Capital Resources

As of September 30, 2012, we had a cash balance of approximately $457,000, negative working capital of approximately $3,117,000 and an accumulated deficit of approximately $4,337,000.

To provide liquidity and flexibility in funding our operations, on September 24, 2012, we entered into a certain Unrestricted and Line of Credit (“Line of Credit) with Esenjay Investments, LLC (“Esenjay”) pursuant to which Esenjay agreed to provide us with a revolving line of credit for $1,500,000 (“Line of Credit”). Borrowings under the Line of Credit is secured by the assets of the Company and bears interest at 8% per annum, with all unpaid principal and accrued interest due and payable on September 24, 2014. There is no prepayment penalty under the Line of Credit. Proceeds from the Line of Credit can be used at the discretion of the Company and the Company intends to use it for working capital. As of September 30, 2012, the Company has not borrowed any amounts under this Line of Credit. Esenjay is one of our major shareholders which beneficially own approximately 43% of our common stock. Mr. Michael Johnson, our director, is the director and shareholder of Esenjay.

Cash Flows from Operating Activities

Our operating activities resulted in net cash used in operations of approximately $1,231,000 for the three months ended September 30, 2012 compared to net cash used in operations of approximately $41,000 for the three months ended September 30, 2011.

The net cash used in operating activities for the three months ended September 30, 2012 reflects our use of proceeds to build the business including increasing expenditures such as additional marketing and research and development. The net loss of approximately $9,000 offset by depreciation of approximately $10,000, amortization of prepaid Advisory Fees of approximately $407,000, stock-based compensation of approximately $45,000, offset by changes in the fair value of warrants issued of approximately $1,388,000. Changes in operating assets and liabilities included a decrease in accounts receivable of approximately $12,000, a decrease in accounts payable of approximately $121,000, an increase in inventories of approximately $61,000, additional increase of prepaid inventories $6,000, a decrease in accrued expenses of approximately $94,000 primarily related to payroll and related costs, a decrease in customer deposits of approximately $2,000, a decrease in customer deposits from related party of approximately $20,000, a decrease in deferred revenue of approximately $2,000, and a decrease in prepaid expenses and other current assets of approximately $2,000.

The net cash used in operating activities for the three months ended September 30, 2011 reflects a net loss of approximately $350,000 offset by depreciation of approximately $4,000 and stock-based compensation of approximately $1,000. Changes in operating assets and liabilities included an increase in accounts receivable of approximately $1,000, an increase in accounts payable of approximately $68,000, a decrease in inventories of approximately $216,000, an increase in accrued expenses of approximately $114,000, an increase in customer deposits of approximately $240,000, a decrease in customer deposits from related party of approximately $180,000, and a decrease in prepaid expenses and other current assets of approximately $153,000.

Cash Flows from Investing Activities

The net cash used in investing activities for the three months ended September 30, 2012 and 2011 consist primarily of purchases of equipment of approximately $27,000 and $30,000, respectively.

Cash Flows from Financing Activities

The net cash provided by financing activities for the three months ended September 30, 2012 and 2011 was approximately $903,000 and $150,000, respectively. The increase in financing activities is the result of additional equity and debt issuances, respectively.

Future Liquidity Needs

The Company has evaluated the expected cash requirements over the next twelve months, which includes, but is not limited to, investments in additional sales and marketing and product development resources, capital expenditures, and working capital requirements. The Company believes it has, or will have, sufficient funds for at least the next twelve months from September 30, 2012, as it expects to cover its anticipated near-term liquidity requirements through cash on hand, collections on additional customer billings, proceeds from the private placement of equity securities and borrowings under the existing stockholder credit facilities.

We may require additional financing in the future. The timing of the Company’s need for additional capital will depend in part on its future operating performance in terms of revenue growth and the level of operating expenses and capital expenditures incurred.

However, there is no guarantee the Company will be able to obtain additional required funds in the future or that funds will be available on terms acceptable to the Company. If such funds are not available, management will be required to curtail its investments in additional sales and marketing and product development resources, and capital expenditures, which may have a material adverse effect on the Company’s future cash flows and results of operations, and its ability to continue operating as a going concern.

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

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained on pages 34 and 35 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended June 30, 2012. We believe that as of November 14, 2012 there had been no material changes to this information.

Recent Accounting Pronouncements

For the three months ended September 30, 2012, there were no accounting standards or interpretations issued that are expected to have a material impact on our financial position, operations or cash flows.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with the SEC under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow for timely decisions regarding required disclosure. As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 15d-15(e)) as of the end of the period covered by this report. Based on the foregoing, our principal executive and principal financial officer concluded that our disclosure controls and procedures are effective to ensure the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

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

ITEM 1A — RISK FACTORS

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described in our Annual Report on Form 10-K as filed with the SEC on September 28, 2012 and all of the information contained in our public filings before deciding whether to purchase our common stock. Other than as set forth below, there have been no material revisions to the “Risk Factors” as set forth in our Annual Report on Form 10-K as filed with the SEC on September 28, 2012.

We have experienced a substantial decrease in revenues during the quarter ended September 30, 2012 compared to September 30, 2011.

Revenues for the three months ended September 30, 2012, decreased approximately $506,000, or 87%, compared to the three months ended September 30, 2011. The decrease in sales was attributable to the change in customer types and buying habits of customers as compared to the prior period. More specifically, in the quarter ended September 30, 2011, the Company’s customer focus and the Company’s engineering efforts were focused on Wheego. The Company was providing solutions for Wheego’s new electric car line of products that had yet to start production. Wheego subsequently slowed orders as they delayed their production timing. In the quarter ended September 30, 2012, the Company shifted its focus from start-up electric vehicle producers to providing solutions to companies that already have electric energy storage solutions in production using legacy lead acid technologies. The Company feels that it is well positioned to address these markets which include industrial electric vehicles like electric forklifts, floor scrubbers, back-up power, grid tie power, solar storage, electric service vehicles, pallet drivers, and mobile cooling units. However, the Company cannot guarantee that it will be successful in transitioning companies from legacy lead acid technologies to our advanced energy storage solutions. Our inability to generate the anticipated revenues from these new customers will have a material adverse affect on our results of operations and financial condition.

We have a history of losses and negative working capital and are dependent on funds from our credit facilities and sale of our securities, and have not been able to raise all of $4,000,000 through our private placement as anticipated.

As of September 30, 2012, we had a cash balance of approximately $457,000, negative working capital of approximately $3,117,000 and an accumulated deficit of approximately $4,337,000. Our operations have been primarily funded through the sale of our securities and borrowings under our credit facilities. Our continued operations and growth are dependent on our ability to complete equity financings, make borrowings under our credit facilities or/and generate revenues. Since June we have been conducting private placements of our common stock and warrants to accredited investors in efforts to raise up to $4,000,000. To date, we have raised approximately $2,122,000 but are short of our target of $4,000,000. Although we believe we have sufficient funds for the next twelve months from September 30, 2012, as we expect to cover our anticipated operating expenses through cash on hand, collections on additional customer billings, proceeds from the private placement of equity securities and borrowings under the existing stockholder credit facilities, we intend to continue our efforts to raise capital through the sale of our securities. However, there is no guarantee we will be able to obtain additional funds in the future if required or that funds will be available on terms acceptable to us, or that shareholders will not experience dilution as a result of funds raised through the sale of securities. If such funds are not available, management will be required to curtail its investments in additional sales and marketing and product development resources, and capital expenditures, which may have a material adverse effect on the Company’s future cash flows and results of operations, and its ability to continue operating as a going concern.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock and Warrants

(a)	Private Placement – June and July 2012

In June 2012, we initiated a private placement of our common stock and warrants to accredited investors to purchase up to 8 Units, at a price of $500,000 per Unit, with each Unit consisting of 1,207,185 shares of our common stock and 241,437 five (5) year warrants to purchase one share of our common stock at an exercise price of $0.41 per share. The Company issued 2,813,000 shares and 562,551 warrant raising approximately $1,123,000 in net proceeds through June 30, 2012, and in July 2012 the Company issued 1,690,063 shares and 338,013 warrants raising net proceeds of approximately $672,000.

(b)	Private Placement– August 2012

In August 2012, the Company commenced a private placement of our common stock and warrants to accredited investors to purchase up to 8 Units for a purchase price of $250,000 per Unit for an aggregate amount of $2,000,000, with each Unit consisting of 603,594 shares of our common stock and 120,719 five (5) year warrants to purchase one share of common stock at an exercise price of $0.41 per share. In connection with this private placement, on August 31, 2012, we sold an aggregate of 603,594 shares of common stock and issued 120,719 warrants raising net proceeds of approximately $231,000.

The common stock purchased in the private placements and the common stock issuable upon exercise of warrants have piggyback registration rights. The securities offered and sold in the private placement have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 — MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 — OTHER INFORMATION

None.

ITEM 6 — EXHIBITS

The following exhibits are filed as part of this Report

Exhibit No.	Description
31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.*
31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.*
32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.*
32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.*

101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase (1)
101.FRE	XBRL Taxonomy Extension Presentation Linkbase (1)

* Filed herewith.

(1) XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Flux Power Holding, Inc.

Date: November 14, 2012	By:	/s/ Chris L. Anthony
Name: Chris L. Anthony
Title: Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2012	By:	/s/ Stephen G. Jackson
Name: Stephen G. Jackson
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

