Form 10-Q
period 2012-12-31
Flux Power Holdings, Inc.
filed 2013-02-14
CIK 1083743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of: February 8, 2013
Common Stock, $.001 par value	47,106,024

FLUX POWER HOLDINGS, INC.

Form 10-Q

For the Quarterly Period Ended December 31, 2012

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements include, among other things, statements relating to:

•	our anticipated growth strategies and our ability to manage the expansion of our business operations effectively;
•	our ability to penetrate, maintain or increase our market share in the competitive markets in which we do business;
•	our ability to keep up with rapidly changing technologies and evolving industry standards, including our ability to achieve technological advances;
•	our dependence on the growth in demand for our products;
•	our ability to diversify our product offerings and capture new market opportunities;
•	our ability to source our needs for skilled labor, machinery, parts, and raw materials economically; and
•	the loss of key members of our senior management.

Forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, as more fully described elsewhere in this report. Readers are urged to carefully review and consider the various disclosures we make, which advise them of the factors that may affect our business, including without limitation, the disclosures made under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein and throughout this Quarterly Report on Form 10-Q for the period ended December 31, 2012. Risk factors are more fully described in our Form 10-K for the fiscal year ended June 30, 2012 and Form 10-Q for the quarter ended September 30, 2012.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2012 (Unaudited)	June 30, 2012
ASSETS
Current assets:
Cash	$41,000	$812,000
Accounts receivable, net	14,000	54,000
Inventories, net	346,000	736,000
Inventories, prepaid	10,000	—
Prepaid advisory fees, current portion	1,798,000	1,629,000
Other prepaid expenses and other current assets	39,000	39,000

Total current assets	2,248,000	3,270,000

Property, plant and equipment, net	151,000	135,000

Other assets:
Prepaid advisory fees, net of current portion	746,000	1,561,000

Total assets	$3,145,000	$4,966,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$187,000	$293,000
Accrued expenses	358,000	342,000
Customer deposits	14,000	2,000
Customer deposits from related party	169,000	200,000
Warrant derivative liability	2,302,000	4,943,000
Deferred revenue	—	480,000
Notes payable to stockholder, current portion	1,000,000	600,000

Total current liabilities	4,030,000	6,860,000

Long term liabilities:

Notes payable to stockholder, net of current portion	300,000	250,000

Total liabilities	4,330,000	7,110,000

Commitments and contingencies (Note 5)

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value: authorized 5,000,000 shares, none issued and outstanding	—	—
Common stock, $0.001 par value: authorized 145,000,000 shares, 46,706,024 and 44,070,930 shares issued and outstanding, as of December 31, 2012 and June 30, 2012, respectively	47,000	44,000
Additional paid-in capital	2,230,000	2,140,000
Accumulated deficit	(3,462,000)	(4,328,000)

Total stockholders’ deficit	(1,185,000)	(2,144,000)

Total liabilities and stockholders’ deficit	$3,145,000	$4,966,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Month Periods Ended December 31, 2012 and 2011

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Net revenue (1)	$516,000	$1,833,000	$592,000	$2,415,000
Cost of sales	458,000	1,494,000	503,000	1,994,000
Gross profit	58,000	339,000	89,000	421,000

Operating expenses:
Selling and administrative expenses	687,000	543,000	1,401,000	874,000
Amortization of prepaid advisory fees	423,000	—	830,000	—
Research and development	236,000	69,000	526,000	148,000

Total operating expenses	1,346,000	612,000	2,757,000	1,022,000

Operating loss	(1,288,000)	(273,000)	(2,668,000)	(601,000)

Other income (expense):
Change in fair value of warrant derivative	2,184,000	—	3,572,000	—
Interest expense, net	(20,000)	(20,000)	(37,000)	(42,000)

Net income (loss)	$876,000	$(293,000)	$867,000	$(643,000)

Net income (loss) per share – basic	$0.02	$(0.01)	$0.02	$(0.02)
Net income (loss) per share – diluted	$0.02	$(0.01)	$0.02	$(0.02)

Weighted average number of common shares outstanding – basic	46,614,250	37,714,514	46,022,798	38,981,742
Weighted average number of common shares outstanding – diluted	50,878,086	37,714,514	50,243,557	38,981,742

(1)	Includes sales to related parties of approximately $11,000 and approximately $48,000 for the three months ended December 31, 2012 and 2011 and approximately $31,000 and approximately $54,000 for the six months ended December 31, 2012 and 2011, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

 FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Six Month Periods Ending December 31, 2012 and 2011

 (Unaudited)

	Six Months Ended December 31, 2012	Six Months Ended December 31, 2011
Cash flows from operating activities:
Net income (loss)	$867,000	$(643,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	21,000	13,000
Amortization of prepaid advisory fees	830,000	—
Change in fair value of warrant liability	(3,572,000)	—
Stock-based compensation	38,000	29,000
Changes in operating assets and liabilities:
Accounts receivable	40,000	(129,000)
Inventories	390,000	934,000
Inventories, prepaid	(10,000)	(790,000)
Prepaid advisory fees	(184,000)	—
Prepaid expenses and other current assets	—	2,000
Accounts payable	(106,000)	113,000
Accrued expenses	16,000	138,000
Customer deposits	12,000	900,000
Customer deposits from related party	(31,000)	687,000
Deferred revenue	(480,000)	(1,105,000)

Net cash (used in) provided by operating activities	(2,169,000)	149,000

Cash flows from investing activities:
Purchases of equipment	(37,000)	(49,000)

Net cash (used in) investing activities	(37,000)	(49,000)

Cash flows from financing activities:
Proceeds from options exercised	4,000	—
Proceeds from the sale of common stock and warrants, net of offering costs paid	981,000	—
Proceeds from issuance of stockholder notes payable	450,000	150,000

Net cash provided by financing activities	1,435,000	150,000

Net (decrease) increase in cash	(771,000)	250,000
Cash, beginning of period	812,000	240,000
Cash, end of period	$41,000	$490,000

Supplemental disclosures of Cash Flow Information:
Cash paid for income taxes	$2,000	$1,000
Non-cash Investing and Financing Activities:
Issuance of warrants classified as derivative liabilities	$931,000	$—
Issuance of common stock for stockholder notes payable	$—	$1,264,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

On May 23, 2012, by way of a merger, Lone Pine Holdings changed its name to Flux Power Holdings, Inc. (“FPH”) a Nevada corporation. The transaction has been reflected as a reverse merger where FPH was the surviving legal entity after the merger. Flux Power remained the accounting acquirer. The merger has been accounted for as a recapitalization as of the earliest period presented. Accordingly, the historical condensed consolidated financial statements represented are those of Flux Power.

Flux Power develops and sells rechargeable advanced energy storage systems. The Company has structured its business around its core technology, “The Battery Management System” (“BMS”). The Company’s BMS provides three critical functions to their battery systems: cell balancing, monitoring and error reporting. Using its proprietary management technology, the Company is able to offer complete integrated energy storage solutions or custom modular standalone systems to their clients. The Company also developed a suite of complementary technologies and products that accompany their core products. Sales during the three and six months ended December 31, 2012 and 2011 were primarily to customers located throughout the United States.

As used in this Quarterly Report, the terms “we,” “us,” “our,” and “Company” mean Flux Power Holdings, Inc., unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

Reverse Acquisition of Flux Power Inc.

On June 14, 2012, we completed the acquisition of Flux Power (the “Reverse Acquisition”) pursuant to that certain Securities Exchange Agreement dated May 18, 2012 (“Exchange Agreement”) by and among Flux Power, and its shareholders, Mr. Christopher Anthony, Esenjay Investments, LLC, and Mr. James Gevarges (collectively the “Flux Power Shareholders”). In connection with the Reverse Acquisition, we purchased 100% of the issued and outstanding shares of common stock of Flux Power from the Flux Power Shareholders in exchange for 37,714,514 newly issued shares our common stock (“Exchange Shares”) based on an exchange ratio of 2.9547039 (“Share Exchange Ratio”). As a result of the Reverse Acquisition, the Flux Power Shareholders collectively owned approximately 91% of the issued and outstanding shares of our common stock, and Flux Power became our wholly-owned operating subsidiary.

The Reverse Acquisition was accounted for as a recapitalization affected by a share exchange, wherein Flux Power is considered the acquirer for accounting and financial reporting purposes and has been reflected in the accompanying condensed consolidated financial statements as of the earliest period presented. The assets and liabilities of the acquired entity have been brought forward at their book value and no goodwill has been recognized.

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

Use of Estimates in Financial Statement Preparation

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures. Significant estimates include valuations of warrants classified as derivative liabilities, equity instruments and deferred tax assets. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from these estimates.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, price is fixed or determinable, and collectability of the selling price is reasonably assured. Delivery occurs when risk of loss is passed to the customer, as specified by the terms of the applicable customer agreements.

When a right of return exists, contractually or implied, the Company recognizes revenue on the sell-through method. Under this method, revenue is not recognized upon delivery of the inventory components. Instead, the Company records deferred revenue upon delivery and recognize revenue when the inventory components are sold through to the end user.

During the three months ended December 31, 2012, the Company recognized approximately $478,000 of previously deferred revenue (as the right of return was waived) and the related product cost of approximately $429,000 previously reported.

Net Earnings (Loss) Per Common Share

The Company calculates basic earnings (loss) per common share by dividing net earnings or loss by the weighted average number of common shares outstanding during the periods. Diluted earnings (loss) per common share include the impact from all dilutive potential common shares relating to outstanding convertible securities. The Company incurred a net loss for the three months ended December 31, 2011, and therefore, basic and diluted earnings per share for those periods are the same since all potential common equivalent shares would be anti-dilutive. The potentially dilutive common shares outstanding at December 31, 2011, which include common shares underlying outstanding stock options, were 995,492.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risk. However, at each reporting period the Company evaluates free-standing derivative instruments (or embedded derivatives) to properly classify such instruments within equity or as liabilities in our financial statements. The classification of a derivative instrument is reassessed at each reporting date. If the classification changes as a result of events during a reporting period, the instrument is reclassified as of the date of the event that caused the reclassification. There is no limit on the number of times a contract may be reclassified.

Instruments classified as derivative liabilities are recorded initially at their estimated fair value and are re-measured each reporting period (or upon reclassification) and the change in fair value is recorded on our condensed consolidated statement of operations in other (income) expense.

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 815, Derivatives and Hedging to classify and value warrant liabilities. Warrants classified as derivative liabilities are recorded at their fair values at the issuance date and are revalued at each subsequent reporting date, using a Monte Carlo simulation (“MCS”). A MCS model uses a simulation technique to generate multiple random price paths for the stock price to simulate many possible future outcomes, which are then discounted at the risk-free rate. These simulated paths are then averaged to determine the fair value of the warrants.

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

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income, providing guidance regarding the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The updated guidance of ASU 2011-05 is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, and is effective for the Company beginning July 1, 2012 (fiscal 2013). The impact of adopting this ASU was not material to the Company’s financial position or results of operations.

 The Company reviews new accounting standards as issued. There have been no recently issued accounting standards, or changes in accounting standards, that have had or are expected to have, a material impact on our consolidated financial statements.

Subsequent Events

Management has evaluated events subsequent to December 31, 2012 through the date that the accompanying condensed consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events, which may require adjustment of and/or disclosure in such financial statements.

NOTE 3 – LIQUIDITY MATTERS

The Company has evaluated its expected cash requirements over the next twelve months, which include, but are not limited to, investments in additional sales and marketing and product development resources, capital expenditures, and working capital requirements. The Company believes it will have, sufficient funds for at least the next twelve months from December 31, 2012, as it expects to cover its anticipated near-term liquidity requirements through cash on hand, collections on additional customer billings, proceeds from additional private placements of equity securities and borrowings under the existing stockholder credit facilities.

During the six months ended December 31, 2012, the Company issued 2,535,093 shares of common stock and 507,019 warrants for total net proceeds approximating $981,000, which includes net proceeds of approximately $77,000 from the sale and issuance of 241,436 shares of our common stock and 48,297 five (5) year warrants during the three months ended December 31, 2012. (See Note 6)

 As of December 31, 2012, the Company has borrowing availability totaling $1,450,000 under existing credit facilities. During the six months ended December 31, 2012, we had borrowed approximately $450,000 under our existing credit facilities. (See Note 4).

We anticipate that we will require additional financing during 2013 in order to support our business growth. The Company intends to continue to seek capital through the private placement of securities. The timing of the Company’s need for additional capital will depend in part on its future operating performance in terms of revenue growth and the level of operating expenses and capital expenditures incurred.

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

NOTE 4 - STOCKHOLDER NOTES PAYABLE

In October 2011, we entered into a revolving promissory note agreement with a stockholder for $1,000,000. The revolving promissory note bears interest at 8%, is due on September 30, 2013, as amended, and is secured by substantially all of the assets of the Company. During the three months ended December 31, 2012, the Company made an additional draw of $400,000 under the terms of the note. As of December 31, 2012 the balance outstanding payable on the note was $1,000,000, there are no further funds available under this note agreement.

On March 7, 2012, we entered into an additional note payable agreement with the same stockholder for $250,000. The note is due on March 7, 2014 and bears interest at 8% per annum. As of December 31, 2012, the balance outstanding payable on the note was $250,000.

On September 24, 2012, the Company entered into an Unrestricted Line of Credit with the same stockholder for $1,500,000. The revolving promissory note bears interest at 8% per annum and principal and accrued interest are due and payable on September 24, 2014. During the three months ended December 31, 2012, the Company made a draw of $50,000 under the terms of the note. As of December 31, 2012, the balance outstanding payable on the note was $50,000. Subsequent to December 31, 2012, during the third quarter the Company made additional draws of $285,000 under the terms of the note.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

From time to time, we may be involved in litigation relating to claims arising out of our operations. As of December 31, 2012, we are not a party to any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or operating results.

NOTE 6 - STOCKHOLDERS’ EQUITY

At December 31, 2012 the Company had 145,000,000 shares of common stock, par value of $0.001 authorized for issuance.

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

(b)	Private Placement– August and October 2012

In August 2012, the Company commenced a private placement of its common stock and warrants to accredited investors to purchase up to 8 Units for a purchase price of $250,000 per Unit, with each Unit consisting of 603,594 shares of our common stock and 120,719 five (5) year warrants to purchase one share of common stock at an exercise price of $0.41 per share (“August 2012 Warrants”). In connection with this private placement, on August 31, 2012, we sold an aggregate of 603,594 shares of common stock and issued 120,719 warrants raising net proceeds of approximately $231,000.

In October 2012, the Company continued the private placement of its common stock and warrants to an accredited investor to purchase up to 8 Units for a purchase price of $250,000 per Unit, with each Unit consisting of 603,592 shares of our common stock and 120,718 five (5) year warrants to purchase one share of common stock at an exercise price of $0.41 per share (“October 2012 Warrants”). In connection with this private placement, on October 30, 2012, we sold an aggregate of 241,436 shares of common stock and issued 48,287 warrants raising net proceeds of approximately $77,000.

The October private placement closed out the round of financing which began in June 2012.

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

(c)	Option Exercise

On October 29, 2012, in connection with the exercise of options by our former employee, we issued 100,000 shares of our common stock for a purchase price of $4,000. The shares of common stock issued have not be registered under the Securities Act and have been issued pursuant to exemption available under Section 4(a)(2) of the Securities Act.

10

.

Advisory Agreement – Related Party

On June 14, 2012, the Company entered into an Advisory Agreement (“Advisory Agreement”) with Baytree Capital, a significant shareholder of the Company, pursuant to which Baytree Capital agreed to provide business and advisory services for 24 months in exchange for 100,000 restricted shares of our newly issued common stock at the commencement of each six (6) month period in return for its services, and a warrant to purchase 1,837,777 restricted shares of our common stock for a period of five (5) years at an exercise price of $0.41 per share (“Advisory Agreement Warrants”). In connection with this agreement, the estimated fair value of the warrants issued in the approximate amount of $3,258,000 was recorded as prepaid advisory fees, which is expected to be amortized on a pro-rata basis over the term of the agreement. During the six months ended December 31, 2012, we recorded expense of approximately $815,000 based on the amortization of the prepaid advisory fees, and as of December 31, 2012 the total remaining balance of the prepaid advisory fees was approximately $2,375,000. Baytree Capital agreed to forego issuance of common stock to them for the first six-month period beginning June 14, 2012.

On December 14, 2012, the commencement of the second six month period, the Company accrued for issuance of the second installment of the shares for services valued at $1.84 per share, price per a share of the Company’s common stock on December 14, 2012, for the total of $184,000 due to Baytree Capital. The Company also recorded $184,000 of prepaid advisory fees to be amortized over the six months. As of the date of this report, the Company has not issued the shares and the accrued balance is included in accrued expenses in the accompanying condensed consolidated balance sheet at December 31, 2012. During the three months ended December 31, 2012, the Company recognized approximately $15,000 of expense, which is recorded in amortization of prepaid advisory fees in the accompanying condensed consolidated statements of operations.

Warrant Activity

Warrant activity during the six months ended December 31, 2012 and related balances outstanding as of that date are reflected below:

	Number	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Term (# years)
Shares purchasable under outstanding warrants at June 30, 2012	2,400,328	$0.41
Stock purchase warrants issued	507,019	0.41
Stock purchase warrants exercised	—	—
Shares purchasable under outstanding warrants at December 31, 2012	2,907,347	$0.41	4.49

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

Activity in options during the six-month period ended December 31, 2012 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2012	4,536,949	$0.17
Granted	—
Exercised	(100,000)
Forfeited and cancelled	(1,021,896)
Outstanding at December 31, 2012	3,415,053	$0.13	6.26
Exercisable at December 31, 2012	2,333,219	$0.19	5.18

Stock-based compensation expense recognized in our condensed consolidated statements of operations for the three and six months ended December 31, 2012 and 2011 includes compensation expense for stock-based options and awards granted, based on the grant date fair value. For options and awards granted, expenses are amortized under the straight-line method. Stock-based compensation expense recognized in the unaudited condensed consolidated statements of operations has been reduced for estimated forfeitures of options that are subject to vesting. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

We allocated stock-based compensation expense included in the condensed consolidated statements of operations for employee option grants and non-employee option grants as follows:

	For the Three Months Ended		For the Six Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Research and development	$4,000	$2,000	$8,000	$3,000
General and administration	(10,000)	26,000	30,000	26,000

Total stock-based compensation expense	$(6,000)	$28,000	$38,000	$29,000

During the three months ended December 31, 2012, approximately $36,000 of previously recognized stock-based compensation expense had not been earned as of the forfeiture date of the underlying stock options. Therefore, such compensation cost has been reversed during the period of forfeiture.

The remaining amount of unrecognized stock options expense at December 31, 2012 is approximately $195,000. The intrinsic value of outstanding as well as exercisable options at December 31, 2012 was $0, based on the difference between the exercise price and the value of the Company’s stock of $1.00 as December 31, 2012.

The fair value of stock options granted was estimated at the grant date using the following assumptions:

Expected volatility	100%
Risk free interest rate	0.8% - 3.00%
Forfeiture rate	5.0%
Expected term	5.0- 10.0 years
Expected dividend yield	0%

During February 2013, in connection with the exercise of options by our former employee, we issued 400,000 shares of our common stock for a purchase price of $16,000.

NOTE 7 – Warrant Derivative Liability

At December 31, 2012 there were 2,907,347 outstanding warrants classified as derivative liabilities due to exercise price re-set provisions included in the underlying warrant agreements.

Warrants classified as derivative liabilities are recorded at their fair values at the issuance date and are revalued at each subsequent reporting date, using a Monte Carlo simulation model. Warrants were determined to have a fair value per share and aggregate as of December 31, 2012 and in aggregate as of June 30, 2012 as follows:

	Issued Warrants	Fair Value Per Share $ as of December 31, 2012	Total Fair Value in Aggregate $ as of December 31, 2012	Total Fair Value in Aggregate $ as of June 30, 2012

June 2012 Warrants	562,551	$0.79	$446,000	$1,158,000
July 2012 Warrants	338,013	$0.78	$265,000	$—
August 2012 Warrants	120,719	$0.79	$96,000	$—
October 2012 Warrants	48,287	$0.80	$38,000	$—
Advisory Agreement Warrants	1,837,777	$0.79	$1,457,000	$3,785,000
Total	2,907,347		$2,302,000	$4,943,000

Significant assumptions used to estimate the fair value of the warrants classified as derivative liabilities at December 31, 2012 are summarized below:

Expected volatility	100%
Risk free interest rate	0.63%-0.74%
Stock price (based on prices on valuation dates)	$1.00 to $1.73
Exercise price	$0.41
Expected term	4.45- 4.83 years
Subsequent financing probability	100%

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

Following is a summary as of the reporting date of the fair values and applicable level within the fair value hierarchy of assets and liabilities measured at fair value on a recurring basis:

At December 31, 2012:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Description

Warrant derivative liabilities	$-	$-	$2,302,000

At June 30, 2012:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Description

Warrant derivative liabilities	$-	$-	$4,943,000

The table below sets forth a summary of changes in the fair value of our Level 3 financial instruments for the six months ended December 31, 2012:

	June 30,2012	Recorded New Derivative Liabilities	Change in estimated fair value recognized in results of operations	December 31, 2012

Warrant derivative liabilities	$4,943,000	$931,000	$(3,572,000)	$2,302,000

The fair value of new warrant derivative liabilities and the change in the estimated fair value of derivative liabilities that we recorded during the six months ended December 31, 2012 were related to warrants issued in connection with our private placement transactions and Advisory Agreement (See Note 6).

NOTE 9 – OTHER RELATED PARTY TRANSACTIONS

Stockholder Agreements

During 2009, the Company entered into a cancelable Term Sheet Agreement with a LHV Power Corporation, an entity owned by James Gevarges, one of our major shareholders. Mr. Gevarges is also the Chief Executive Officer and President of LHV Power. Pursuant to the Term Sheet Agreement, Flux Power was appointed as a distributor of LHV Power battery charging products allowing Flux Power to sell the products either separately or as part of an energy storage solution. Additionally, Flux Power was required to develop a microprocessor control board (“MCB”), and the associated software to enable communication between the parties’ respective products which entitles Flux Power to royalties for any such units sold by the related entity. Pursuant to the Term Sheet Agreement Flux Power may purchase the products at the then current price list for distributors. Further, under the Term Sheet Agreement, if LHV Power sells its products to a different distributor Flux Power is entitled to a distribution fee equal to 20% of the gross profits on such sale. This distribution fee and royalties are capped at a total of $200,000. The chargers are not currently under commercial production and therefore no Distribution and Royalty Fee has been received by Flux Power. On September 1, 2010, with our consent, LHV assigned the Term Sheet Agreement to Current Ways Inc. a different company that is owned by Mr. Gevarges. The parties are also subject to restrictions on the use and disclosure of confidential information of the other party until April 1, 2013.

Pursuant to our standard purchase order terms and conditions, during the three and six months ended December 31, 2012, the Company purchased approximately $11,000 and $21,000, respectively, and during the three and six months ended December 31, 2011, the Company purchased approximately $4,000 and $11,000, respectively of charger products from Current Ways, Inc., which were not subject to the distribution fee or royalties referred to above under the Term Sheet Agreement.

On August 1, 2009, the Company entered into a Manufacturing Implementation Agreement (the “Manufacturing Agreement”) with LHV Power pursuant to which Flux Power granted LHV Power a right of first refusal to manufacture our battery management systems and agreed to pay for any specialized tooling LHV Power may require to manufacture Flux Power’s battery management systems. Under the Manufacturing Agreement, Flux Power will retain ownership of all intellectual property developed as part of the Manufacturing Agreement, which expires on August 1, 2014. During the three and six months ended December 31, 2012, the Company paid approximately $0 and $108,000, respectively, and during the three and six months ended December 31, 2011, the Company paid approximately $104,000 and $138,000, respectively to LHV Power pursuant to the Manufacturing Agreement.

NOTE 10 – CONCENTRATIONS

Customer Concentrations

During the three months ended December 31, 2012, the Company had one major customer that represented more than 10% of its revenues on an individual basis, or approximately $478,000 or 93% of the Company’s total revenues, which was a result of the Company recognizing deferred revenue as previously reported. Revenue from our customer, Wheego Electric Cars (“Wheego”) is recognized on the sell-through method with their customer, which was completed during the three months ended December 31, 2012.

During the six months ended December 31, 2012, the Company had one major customer that represented more than 10% of its revenues on an individual basis, or approximately $480,000 or 81% of the Company’s total revenues, which was primarily a result of the Company recognizing deferred revenue of approximately $478,000, as previously reported.

The following table represents customers that are more than 10% of its revenues on an individual basis for the three and six months ended December 31, 2012 and 2011:

	For the Three months Ended				For the Six months Ended
	December 31, 2012		December 31, 2011		December 31, 2012		December 31, 2011
Customers:
Wheego Electric Cars	$478,000	93%	$—	—	$480,000	81%	$323,000	13%
Artisan Vehicle Systems	—	—	951,000	52%	—	—	1,028,000	43%
Greentech Automotive	—	—	646,000	35%	—	—	681,000	28%

Subtotal	478,000	93%	1,597,000	87%	480,000	81%	2,032,000	84%

Other customers	38,000	7%	236,000	13%	112,000	19%	383,000	16%

Total revenue	$516,000	100%	$1,833,000	100%	$592,000	100%	$2,415,000	100%

Suppliers/Vendor Concentrations

We obtain a limited number of components and supplies included in our products from a small group of suppliers. During the three and six months ended December 31, 2012 we did not rely on a single supplier for our product production.

During the three and six months ended December 31, 2011 we utilized a single supplier for certain components and supplies included in our products from a single supplier Global Fluid Power Solutions, LLC.

In the past we have sourced Lithium batteries from a number of suppliers. We are realigning our battery sourcing to improve consistency, responsiveness, and quality. As a result, we have signed a non-exclusive supply agreement with Henan Huanyu New Energy Technology Ltd, a Chinese company.

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

We sold our first validated product in the second quarter of 2010 and have since delivered over 15 mega watt-hours of Advanced Energy Storage to clients such as NACCO Materials Handling Group, Inc. (NACCO), GreenTech Automotive, Inc. (GTA), Crown Equipment Corporation, Damascus Corporation, Columbia Parcar Corporation, Wheego Electric Cars Inc., (“Wheego”), Epic Electric Vehicles, and Texas Association of Local Health Officials (TALHO). We believe this places us amongst the top tier of Advanced Energy Storage providers in North America. We also sell our Advanced Energy Storage products through distributors such as Dukes Garage, Small Car Performance, Electric Motor Sports, MCelectric, Jungle Motors and EV America.

We are currently focusing on the non-OEM micro grid and lift equipment markets which pose fewer barriers to entry. We anticipate that these markets will be the strongest for aggressive revenue growth over the coming year. A Prototype Agreement with NACCO confirmed that our advanced energy storage systems can address a broad range of lift equipment. However, the OEM market proved to be elusive and time consuming. In addition, working exclusively with one manufacturer would significantly limit our market opportunity. As such, we have shifted our focus from an OEM market to a non-OEM markets which pose fewer barriers to entry. Currently, we are working with Toyota dealers and distributors to bring our advanced energy storage systems to the lift equipment market which provides a more direct market path without the delays and issues that accompany an OEM’s world-wide deployment of new energy solutions for lift truck equipment.

In addition, we are targeting the micro grid market. We are working with companies like Powerful Battery Systems Inc. to provide mobile and man-portable advanced energy storage to act as gas generator replacements and convenient mobile power for lighting, disaster preparedness, communications and water filtration. We are also continuing with several active customers in the electric vehicle, mining equipment, and heavy equipment industries with ongoing projects to facilitate long term growth in all of these segments.

Results of Operations and Financial Condition

Comparison for the Three Months Ended December 31, 2012 and 2011

Net Income (Loss)

Net income reported was approximately $876,000 for the three months ended December 31, 2012 as compared to a net loss of approximately $293,000 for the three months ended December 31, 2011.  The increase in net income in the current period is primarily attributable to the change in fair value of the warrant derivative liabilities related to the warrants to purchase common stock issued in our private placement equity raises and in connection with an advisory agreement.

Revenues

We currently sell products direct or through one of several retail distributors in North America. Our direct customers range from large to small companies, while our distributors primarily distribute to smaller retail customers.

Revenues for the three months ended December 31, 2012, decreased by approximately $1,317,000, or 72%, compared to the three months ended December 31, 2011. The decrease in sales was attributable to the change in customer types and buying habits of customers as compared to the prior period. More specifically, in the quarter ended December 31, 2011, the Company’s customer focus was on electric vehicle producers, primarily Wheego. The Company was providing solutions for Wheego’s new electric car line of products that had yet to start production. Wheego subsequently slowed orders as they delayed their production timing. During the Company’s first quarter of fiscal 2013, the Company shifted its focus from start-up electric vehicle producers to providing solutions to companies that already have electric energy storage solutions in production using legacy lead acid technologies. During the three months ended December 31, 2012, the Company did not have any new or existing customers make any significant purchase for lead acid replacements.

During the past year, the Company has focused on providing customized solutions to larger OEM customers.  Experience during the recent quarter ending December 31, 2012 has shown that the Company may be able to achieve higher longer-term revenue by focusing on a smaller number of products and selling to customers that do not require extensive and lengthy product development and negotiation periods. An example has been the recent decision by NACCO to pursue a much larger supplier that can provide extensive resources to support lengthy prove-out requirements for one of their product areas.  As a response, the Company has determined it will narrow its focus to product segments including “micro grid energy storage” and “lift equipment”. The Company feels that it is well positioned to address these markets, which include applications such as industrial electric vehicles like electric forklifts, floor scrubbers, back-up power, grid tie power, solar storage, electric service vehicles, pallet drivers, and mobile cooling units. However, the Company cannot guarantee that it will be successful in transitioning companies in these segments from legacy lead acid technologies to our advanced energy storage solutions.

Concentration of Customers

We have been selling products direct or through one of several retail distributors in North America. Our direct customers in the past have been mostly large companies while our distributors primarily distribute to smaller retail customers. During 2013, we plan to focus our strategy on fewer products to customers requiring less customization.

During the three months ended December 31, 2012, the Company had one major customer that represented more than 10% of its revenues on an individual basis, or approximately $478,000, or 93%, of the Company’s total revenues, which was a result of the Company recognizing deferred revenue as previously reported. Revenue from our customer, Wheego, is recognized on the sell-through method with their customer, which was completed during the three months ended December 31, 2012. (See Note 10).

Cost of Revenues

Cost of revenues for the three months ended December 31, 2012, decreased by approximately $1,036,000, or 69%, compared to the three months ended December 31, 2011. This decrease in cost of revenues was attributable to the decline in customer sales.

Gross Profit

Gross profit for the three months ended December 31, 2012, decreased by approximately $281,000, or 83%, compared to the three months ended December 31, 2011. Gross profit as a percentage of revenue for the three months ended December 31, 2012, decreased to 11% compared to 18% in the three months ended December 31, 2011. A significantly decrease in revenue resulted in reduced efficiencies and higher costs of goods.

Selling, and General and Administrative Expenses

Selling, and general and administrative expenses for the three months ended December 31, 2012 and 2011 were approximately $687,000 and approximately $543,000, respectively. Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, sales travel, consulting costs, professional fees and other expenses. The increase of approximately $144,000, or 27%, was due primarily to fees expensed in connection with financing options, additional marketing, public company compliance expense and accounting and legal professional fees.

Amortization of Prepaid Advisory Fees

Amortization of prepaid advisory fees for the three months ended December 31, 2012 and 2011 were approximately $423,000 and $0, respectively. The prepaid advisory fees are related to the fair value of the warrants issued under an advisory agreement with Baytree Capital dated June 14, 2012, and to value of the shares of the Company’s common stock to be issued pursuant to the same agreement where Baytree Capital agreed to provide business and advisory services to the Company.

Research and Development Expense

Research and development expenses for the three months ended December 31, 2012 and 2011 were approximately $236,000 and approximately $69,000, respectively. Such expenses consist primarily of materials, supplies, salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses. The increase of approximately $167,000, 242%, was primarily due to an increase in personnel costs and benefits, and an increase in material and supplies consumption.

Comparison for the Six Months Ended December 31, 2012 and 2011

Net Income (Loss)

Net income reported was approximately $867,000 for the six months ended December 31, 2012 as compared to a reported loss of approximately $643,000 for the six months ended December 31, 2011.  The increase in net income in the current period is primarily attributable to the change in fair value of the warrant derivative liabilities related to the warrants to purchase common stock issued in our private placement equity raises and in connection with an advisory agreement.

Revenues

We currently sell products direct or through one of several retail distributors in North America. Our direct customers range from large to small companies, while our distributors primarily distribute to smaller retail customers.

Revenues for the six months ended December 31, 2012, decreased by approximately $1,823,000, or 75%, compared to the six months ended December 31, 2011. The decrease in sales was attributable to the change in customer types and buying habits of customers as compared to the prior period.

During the past year, the Company has focused on providing customized solutions to larger OEM customers.  Experience during the recent quarter ending December 31, 2012 has shown that the Company may be able to achieve higher long-term revenue by focusing on a smaller number of products and selling to customers that do not require extensive and lengthy product development and negotiation periods. An example has been the recent decision by NACCO to pursue a much larger supplier that can provide extensive resources to support lengthy prove-out requirements for one of their product areas.  As a response, the Company has determined it will narrow its focus to product segments including “micro grid energy storage” and “lift equipment”. The Company feels that it is well positioned to address these markets, which include applications such as industrial electric vehicles like electric forklifts, floor scrubbers, back-up power, grid tie power, solar storage, electric service vehicles, pallet drivers, and mobile cooling units. However, the Company cannot guarantee that it will be successful in transitioning companies in these segments from legacy lead acid technologies to our advanced energy storage solutions.

 Concentration of Customers

We currently sell products direct or through one of several retail distributors in North America. Our direct customers in the past have been mostly large companies while our distributors primarily distribute to smaller retail customers.

During the six months ended December 31, 2012, the Company had one major customer that represented more than 10% of its revenues on an individual basis, or approximately $480,000, or 81%, of the Company’s total revenues, which was a result of the Company recognizing deferred revenue of approximately $478,000, as previously reported (see Note 10).

Cost of Revenues

Cost of revenues for the six months ended December 31, 2012, decreased by approximately $1,491,000, or 75%, compared to the six months ended December 31, 2011. This decrease in cost of revenues was attributable to the decline in customer sales.

Gross Profit

Gross profit for the six months ended December 31, 2012, decreased by approximately $332,000, or 79%, compared to the six months ended December 31, 2011. Gross profit as a percentage of revenue for the six months ended December 31, 2012, decreased to 15% compared to 17% in the six months ended December 31, 2011. A significantly decrease in revenue resulted in reduced efficiencies and higher costs of goods.

Selling, and General and Administrative Expenses

Selling, and general and administrative expenses for the six months ended December 31, 2012 and 2011 were approximately $1,401,000 and approximately $874,000, respectively. Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, sales travel, consulting costs, professional fees and other expenses. The increase of approximately $527,000, 60%, was due primarily to fees expensed in connection with financing options, additional marketing, public company compliance expense and accounting and legal professional fees.

Amortization of Prepaid Advisory Fees

Amortization of prepaid advisory fees for the six months ended December 31, 2012 and 2011 were approximately $830,000 and $0, respectively The prepaid advisory fees are related to the fair value of the warrants issued under an advisory agreement with Baytree Capital dated June 14, 2012 and to value of the shares of the Company’s common stock to be issued pursuant to the same agreement where Baytree Capital agreed to provide business and advisory services to the Company.

Research and Development Expense

Research and development expenses for the six months ended December 31, 2012 and 2011 were approximately $526,000 and approximately $148,000, respectively. Such expenses consist primarily of materials, supplies, salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses. The increase of approximately $378,000, 255%, was primarily due to an increase in personnel costs and benefits, and an increase in material and supplies consumption.

Liquidity and Capital Resources

As of December 31, 2012, we had a cash balance of approximately $41,000, negative working capital of approximately $1,782,000 and an accumulated deficit of approximately $3,462,000.

During the six months ended December 31, 2012, the Company issued 2,535,093 shares of common stock and 507,019 warrants for total net proceeds approximating $981,000 which included net proceeds of approximately $77,000 from the sale and issuance of 241,436 shares of our common stock and 48,287 five year warrants during the three months ended December 31, 2012. In addition, during the six months ended December 31, 2012 the Company borrowed an aggregate of $450,000 under our existing credit facilities.

To provide liquidity and flexibility in funding our operations, on September 24, 2012, we entered into a certain Unrestricted Line of Credit (“Line of Credit”) with Esenjay Investments, LLC (“Esenjay”) pursuant to which Esenjay agreed to provide us with a revolving line of credit for $1,500,000. Borrowings under the Line of Credit is secured by the assets of the Company and bears interest at 8% per annum, with all unpaid principal and accrued interest due and payable on September 24, 2014. There is no prepayment penalty under the Line of Credit. Proceeds from the Line of Credit can be used at the discretion of the Company and the Company intends to use it for working capital. As of December 31, 2012, the Company had borrowed $50,000 under this Line of Credit. Esenjay is one of our major shareholders which beneficially own approximately 43% of our common stock. Mr. Michael Johnson, our director, is the director and shareholder of Esenjay. As of December 31, 2012, the Company has borrowing availability totaling $1,450,000 under existing credit facilities (See Note 4). Subsequent to December 31, 2012, during the third quarter the Company made additional draws of $285,000 under the terms of the note.

Cash Flows from Operating Activities

Our operating activities resulted in net cash used in operations of approximately $2,169,000 for the six months ended December 31, 2012 compared to net cash provided by operations of approximately $149,000 for the six months ended December 31, 2011.

The net cash used in operating activities for the six months ended December 31, 2012 reflects our use of proceeds to build the business including increasing expenditures such as additional marketing and research and development. The net income of approximately $867,000 was offset by depreciation of approximately $21,000, amortization of prepaid advisory fees of approximately $830,000, stock-based compensation of approximately $38,000, offset by changes in the fair value of warrants issued of approximately $3,572,000. Changes in operating assets and liabilities included a decrease in accounts receivable of approximately $40,000, a decrease in accounts payable of approximately $106,000, a decrease in inventories of approximately $390,000, additional increase of prepaid inventories $10,000, an increase to prepaid advisory fees expense of approximately $184,000, an increase in accrued expenses of approximately $16,000 primarily related to payroll and related costs, an increase in customer deposits of approximately $12,000, a decrease in customer deposits from related party of approximately $31,000, and a decrease in deferred revenue of approximately $480,000.

The net cash provided by operating activities for the six months ended December 31, 2011 reflects a net loss of approximately $643,000 offset by depreciation of approximately $13,000 and stock-based compensation of approximately $29,000. Changes in operating assets and liabilities included an increase in accounts receivable of approximately $129,000, an increase in accounts payable of approximately $113,000, a decrease in inventories of approximately $934,000, an increase in accrued expenses of approximately $138,000, an increase in customer deposits of approximately $900,000, an increase in customer deposits from related party of approximately $687,000, a decrease in deferred revenue of approximately $1,105,000 and a decrease in prepaid expenses and other current assets of approximately $2,000.

Cash Flows from Investing Activities

The net cash used in investing activities for the six months ended December 31, 2012 and 2011 consist primarily of purchases of equipment of approximately $37,000 and $49,000, respectively.

Cash Flows from Financing Activities

The net cash provided by financing activities for the six months ended December 31, 2012 and 2011 was approximately $1,435,000 and $150,000, respectively. The increase in financing activities is the result of additional equity and debt issuances, respectively.

Future Liquidity Needs

The Company has evaluated the expected cash requirements over the next twelve months, which include, but are not limited to, investments in additional sales and marketing and product development resources, capital expenditures, and working capital requirements. The Company believes it will have, sufficient funds for at least the next twelve months from December 31, 2012, as it expects to cover its anticipated near-term liquidity requirements through cash on hand, collections on additional customer billings, proceeds from additional private placements of equity securities and borrowings under the existing stockholder credit facilities.

We anticipate that we will require additional financing during 2013 in order to support our business growth. The Company intends to continue to seek capital through the private placement of securities. The timing of the Company’s need for additional capital will depend in part on its future operating performance in terms of revenue growth and the level of operating expenses and capital expenditures incurred.

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

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained on pages 34 and 35 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Form 10-K for the year ended June 30, 2012. We believe that as of February 8, 2013 there had been no material changes to this information.

Recent Accounting Pronouncements

For the six months ended December 31, 2012, there were no accounting standards or interpretations issued that are expected to have a material impact on our financial position, operations or cash flows.

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

ITEM 1A — RISK FACTORS

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described in our Form 10-K and Form 10-Q as filed with the SEC on September 28, 2012 and November 14, 2012, respectively, and all of the information contained in our public filings before deciding whether to purchase our common stock. Other than as set forth below, there have been no material revisions to the “Risk Factors” as set forth in our Form 10-K and Form 10-Q as filed with the SEC on September 28, 2012 and November 14, 2012, respectively.

We have a history of losses and negative working capital and are dependent on funds from our credit facilities and sale of our securities, and have not been able to raise all of $4,000,000 through our private placement as anticipated.

As of December 31, 2012, we had a cash balance of approximately $41,000, negative working capital of approximately $1,782,000 and an accumulated deficit of approximately $3,462,000. Our operations have been primarily funded through the sale of our securities and borrowings under our credit facilities. Our continued operations and growth are dependent on our ability to complete equity financings, make borrowings under our credit facilities or/and generate revenues. Since June 2012 we have been conducting private placements of our common stock and warrants to accredited investors in efforts to raise up to $4,000,000. To date, we have raised approximately $2,106,000 but are short of our target of $4,000,000. In addition, for the six months ended December 31, 2012, we have borrowed approximately $450,000 under our existing credit facilities. Although we believe we will have sufficient funds for the next twelve months from December 31, 2012, as we expect to cover our anticipated operating expenses through cash on hand, collections on additional customer billings, proceeds from the private placement of equity securities and borrowings under the existing stockholder credit facilities, we intend to continue our efforts to raise capital through the sale of our securities. However, there is no guarantee we will be able to obtain additional funds in the future if required or that funds will be available on terms acceptable to us, or that shareholders will not experience dilution as a result of funds raised through the sale of securities. If such funds are not available, management will be required to curtail its investments in additional sales and marketing and product development resources and capital expenditures, which may have a material adverse effect on the Company’s future cash flows and results of operations, and its ability to continue operating as a going concern.

We have recently realigned our marketing focus to smaller number of products and selling to customers that do not require extensive product development.

Since 2010, the Company has focused on providing customized solutions to larger OEM customers.  Experience during the recent quarter ending December 31, 2012 has shown that the Company could achieve higher longer-term revenue by focusing on a smaller number of products and selling to customers that do not require extensive and lengthy product development and negotiation periods. An example has been the recent decision by NACCO to pursue a much larger supplier that can provide extensive resources to support lengthy prove-out requirements for one of their product areas. As a response, the Company has determined it will narrow its focus to product segments including “micro grid energy storage” and “lift equipment”. The Company feels that it is well positioned to address these markets, which include applications such as industrial electric vehicles like electric forklifts, floor scrubbers, back-up power, grid tie power, solar storage, electric service vehicles, pallet drivers, and mobile cooling units. However, the Company cannot guarantee that it will be successful in transitioning companies in these segments from legacy lead acid technologies to our advanced energy storage solutions.

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

(b)	Private Placement– August and October 2012

In August 2012, the Company commenced a private placement of its common stock and warrants to accredited investors to purchase up to 8 Units for a purchase price of $250,000 per Unit, with each Unit consisting of 603,594 shares of our common stock and 120,719 five (5) year warrants to purchase one share of common stock at an exercise price of $0.41 per share (“August 2012 Warrants”). In connection with this private placement, on August 31, 2012, we sold an aggregate of 603,594 shares of common stock and issued 120,719 warrants raising net proceeds of approximately $231,000.

In October 2012, the Company continued the private placement of its common stock and warrants to an accredited investor to purchase up to 8 Units for a purchase price of $250,000 per Unit, with each Unit consisting of 603,592 shares of our common stock and 120,718 five (5) year warrants to purchase one share of common stock at an exercise price of $0.41 per share (“October 2012 Warrants”). In connection with this private placement, on October 30, 2012, we sold an aggregate of 241,436 shares of common stock and issued 48,287 warrants raising net proceeds of approximately $77,000.

The October private placement closed out the round of financing which began in June 2012.

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

(c)	Option Exercise

On October 29, 2012, in connection with the exercise of options by our former employee, we issued 100,000 shares of our common stock for a purchase price of $4,000. The shares of common stock issued have not be registered under the Securities Act and have been issued pursuant to exemption available under Section 4(a)(2) of the Securities Act.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 — MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 — OTHER INFORMATION

None.

ITEM 6 — EXHIBITS

The following exhibits are filed as part of this Report

Exhibit No.	Description
31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.*
31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.*
32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.*
32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.*

101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase (1)
101.FRE	XBRL Taxonomy Extension Presentation Linkbase (1)

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

Flux Power Holding, Inc.

Date: February 14, 2013	By:	/s/ Christopher L. Anthony
Name: Christopher L. Anthony
Title: Chief Executive Officer (Principal Executive Officer)

Date: February 14, 2013	By:	/s/ Ronald F. Dutt
Name: Ronald F. Dutt
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

