Form 10-Q
period 2013-03-31
Flux Power Holdings, Inc.
filed 2013-05-13
CIK 1083743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 10, 2013
Common Stock, $.001 par value	47,255,576

FLUX POWER HOLDINGS, INC.

Form 10-Q

For the Quarterly Period Ended March 31, 2013

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

Forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, as more fully described elsewhere in this report. Readers are urged to carefully review and consider the various disclosures we make, which advise them of the factors that may affect our business, including without limitation, the disclosures made under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein and throughout this Quarterly Report on Form 10-Q for the period ended March 31, 2013. Risk factors are more fully described in our Form 10-K for the fiscal year ended June 30, 2012 and Form 10-Q for the quarter ended March 31, 2013.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013 (Unaudited)	June 30, 2012
ASSETS
Current assets:
Cash	$45,000	$812,000
Accounts receivable, net	11,000	54,000
Inventories, net	235,000	736,000
Inventories, prepaid	20,000	—
Prepaid advisory fees, current portion	1,667,000	1,629,000
Other prepaid expenses and other current assets	54,000	39,000

Total current assets	2,032,000	3,270,000

Property, plant and equipment, net	144,000	135,000

Other assets:
Prepaid advisory fees, net of current portion	339,000	1,561,000

Total assets	$2,515,000	$4,966,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$226,000	$293,000
Accrued expenses	258,000	342,000
Customer deposits	6,000	2,000
Customer deposits from related party	138,000	200,000
Warrant derivative liability	2,048,000	4,943,000
Deferred revenue	—	480,000
Notes payable to stockholder, current portion	1,250,000	600,000

Total current liabilities	3,926,000	6,860,000

Long term liabilities:

Notes payable to stockholder, net of current portion	735,000	250,000

Total liabilities	4,661,000	7,110,000

Commitments and contingencies (Note 5)

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value: authorized 5,000,000 shares, none issued and outstanding	—	—
Common stock, $0.001 par value: authorized 145,000,000 shares, 47,255,576 and 44,070,930 shares issued and outstanding, as of March 31, 2013 and June 30, 2012, respectively	47,000	44,000
Additional paid-in capital	2,366,000	2,140,000
Accumulated deficit	(4,559,000)	(4,328,000)

Total stockholders’ deficit	(2,146,000)	(2,144,000)

Total liabilities and stockholders’ deficit	$2,515,000	$4,966,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Net revenue (1)	$108,000	$594,000	$700,000	$3,009,000
Cost of sales	128,000	437,000	631,000	2,431,000

Gross profit (loss)	(20,000)	157,000	69,000	578,000

Operating expenses:
Selling and administrative expenses	574,000	405,000	1,975,000	1,279,000
Amortization of prepaid advisory fees	445,000	—	1,275,000	—
Research and development	280,000	244,000	806,000	392,000

Total operating expenses	1,299,000	649,000	4,056,000	1,671,000

Operating loss	(1,319,000)	(492,000)	(3,987,000)	(1,093,000)

Other income (expense):
Change in fair value of warrant derivative liability	254,000	—	3,826,000	—
Interest expense, net	(33,000)	(4,000)	(70,000)	(46,000)

Net loss	$(1,098,000)	$(496,000)	$(231,000)	$(1,139,000)

Net loss per share – basic and diluted	$(0.02)	$(0.01)	$(0.01)	$(0.03)

Weighted average number of common shares outstanding – basic and diluted	47,003,583	37,714,514	46,345,053	37,714,514

(1)	Includes sales to related parties of approximately $31,000 and $281,000 for the three months ended March 31, 2013 and 2012, respectively, and approximately $62,000 and $335,000 for the nine months ended March 31, 2013 and 2012, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	Nine Months Ended March 31, 2013	Nine Months Ended March 31, 2012
Cash flows from operating activities:
Net loss	$(231,000)	$(1,139,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	32,000	23,000
Amortization of prepaid advisory fees	1,274,000	—
Change in fair value of warrant liability	(3,826,000)	—
Stock-based compensation	67,000	22,000
Changes in operating assets and liabilities:
Accounts receivable	43,000	2,000
Inventories	501,000	313,000
Inventories, prepaid	(20,000)	(932,000)
Prepaid expenses and other current assets	(15,000)	15,000
Accounts payable	(67,000)	293,000
Accrued expenses	(84,000)	165,000
Customer deposits	4,000	841,000
Customer deposits from related party	(62,000)	629,000
Deferred revenue	(480,000)	(1,173,000)

Net cash used in operating activities	(2,864,000)	(941,000)

Cash flows from investing activities:
Purchases of equipment	(41,000)	(58,000)

Net cash used in investing activities	(41,000)	(58,000)

Cash flows from financing activities:
Proceeds from options exercised	22,000	—
Proceeds from the sale of common stock and warrants, net of offering costs paid	981,000	—
Proceeds from stockholder notes payable and line of credit	1,135,000	900,000

Net cash provided by financing activities	2,138,000	900,000

Net decrease in cash	(767,000)	(99,000)
Cash, beginning of period	812,000	240,000
Cash, end of period	$45,000	$141,000

Supplemental disclosures of Cash Flow Information:
Cash paid for income taxes	$2,000	$1,000
Non-cash Investing and Financing Activities:
Issuance of warrants classified as derivative liabilities	$931,000	$—
Issuance of common stock for stockholder notes payable	$—	$1,264,000
Issuance of common stock for prepaid advisory services	$90,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

 (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND NATURE OF BUSINESS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) applicable to interim reports and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 filed with the SEC. In the opinion of management, the accompanying condensed consolidated interim financial statements include all adjustments, necessary in order to make the financial statements not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or any other future period. Certain notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Company’s Annual Report on Form 10-K have been omitted. The accompanying condensed consolidated balance sheet at June 30, 2012 has been derived from the audited balance sheet at June 30, 2012 contained in such Form 10-K.

Liquidity matters are discussed in Note 2.

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

Flux Power develops and sells rechargeable advanced energy storage systems. The Company has structured its business around its core technology, “The Battery Management System” (“BMS”). The Company’s BMS provides three critical functions to their battery systems: cell balancing, monitoring and error reporting. Using its proprietary management technology, the Company is able to offer complete integrated energy storage solutions or custom modular standalone systems to their clients. The Company has also developed a suite of complementary technologies and products that accompany their core products. Sales during the three and nine months ended March 31, 2013 and 2012 were primarily to customers located throughout the United States.

As used in this Quarterly Report, the terms “we,” “us,” “our,” and “Company” mean Flux Power Holdings, Inc., unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

Reverse Acquisition of Flux Power Inc.

On June 14, 2012, we completed the acquisition of Flux Power (the “Reverse Acquisition”) pursuant to a Securities Exchange Agreement dated May 18, 2012 (“Exchange Agreement”) by and among Flux Power, and its shareholders, Mr. Christopher Anthony, Esenjay Investments, LLC, and Mr. James Gevarges (collectively the “Flux Power Shareholders”). In connection with the Reverse Acquisition, we purchased 100% of the issued and outstanding shares of common stock of Flux Power from the Flux Power Shareholders in exchange for 37,714,514 newly issued shares our common stock (“Exchange Shares”) based on an exchange ratio of 2.9547039 (“Share Exchange Ratio”). As a result of the Reverse Acquisition, the Flux Power Shareholders collectively owned approximately 91% of the issued and outstanding shares of our common stock, and Flux Power became our wholly-owned operating subsidiary.

FLUX POWER HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

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

NOTE 2 – LIQUIDITY MATTERS

The accompanying consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern. The Company has evaluated its expected cash requirements over the next twelve months, which include, but are not limited to, investments in additional sales and marketing and product development resources, capital expenditures, and working capital requirements. The Company has engaged in strategies to diversify and grow its revenue. We anticipate that we will require additional financing during 2013 in order to meet these requirements and support our business growth.

As part of the Company’s financing plan established last year, we engaged a financial advisor to assist in securing additional equity capital of $3.0 million earlier this year. While this effort has not yet produced funding, the Company has both engaged another financial advisor and is pursuing other investment structures that are expected to provide cash funding to the Company. The Company projects that additional working capital, in addition to continued availability under existing credit facilities, is needed by June 30, 2013 to support current operations and plans.

During the nine months ended March 31, 2013, the Company issued 2,535,093 shares of common stock and 507,019 warrants for total net proceeds approximating $980,000. In addition, during the nine months ended March 31, 2013, the Company issued 549,552 shares of common stock upon the exercise of stock options for total net proceeds approximating $22,000. (See Note 6)

As of March 31, 2013, the Company has borrowing availability totaling $765,000 under existing credit facilities. During the nine months ended March 31, 2013, we had borrowed approximately $765,000 under our existing credit facilities. (See Notes 4 and 11)

Although, management believes that the additional required funding will be obtained, there is no guarantee the Company will be able to obtain the additional required funds or that funds will be available on terms acceptable to the Company. If such funds are not available, management will be required to curtail its investments in additional sales and marketing and product development resources, and capital expenditures, which may have a material adverse effect on the Company’s future cash flows and results of operations, and its ability to continue operating as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The unaudited condensed consolidated financial statements of the Company include the accounts of Flux Power Holdings, Inc. and its wholly-owned subsidiary Flux Power Inc. after elimination of all intercompany accounts and transactions.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation for comparative purposes.

FLUX POWER HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

Use of Estimates in Financial Statement Preparation

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures. Significant estimates include valuations of warrants classified as derivative liabilities, equity instruments and valuation allowances relating to inventory, accounts receivable and deferred tax assets. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from these estimates.

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

During the nine months ended March 31, 2013, the Company recognized approximately $478,000 of previously deferred revenue (as the right of return was waived) and the related product cost of approximately $429,000.

Net (Loss) Per Common Share

The Company calculates basic earnings (loss) per common share by dividing net earnings or loss by the weighted average number of common shares outstanding during the periods. Diluted earnings (loss) per common share include the impact from all dilutive potential common shares relating to outstanding convertible securities.

The Company incurred a net loss for the three and nine months ended March 31, 2013, and therefore, basic and diluted earnings per share for those periods are the same because the inclusion of all potential common equivalent shares would be anti-dilutive. The potentially dilutive common shares outstanding at March 31, 2013, which include common shares underlying outstanding stock options and warrants, were 3,734,023.

The Company incurred a net loss for the three and nine months ended March 31, 2012, and therefore, basic and diluted earnings per share for those periods are the same because the inclusion of all potential common equivalent shares would be anti-dilutive. The potentially dilutive common shares outstanding at March 31, 2012, which include common shares underlying outstanding stock options, were 639,014. The Company did not have any outstanding warrants during the nine months ended March 31, 2012.

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

FLUX POWER HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 815, Derivatives and Hedging to classify and value warrant liabilities. Warrants classified as derivative liabilities are recorded at their fair values at the issuance date and are revalued at each subsequent reporting date, using a Monte Carlo simulation (“MCS”). A MCS model uses a simulation technique to generate multiple random price paths for the stock price to simulate many possible future outcomes, which are then discounted at the risk-free rate. These simulated paths are then averaged to determine the fair value of the warrants (see Note 7).

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

NOTE 4 - STOCKHOLDER NOTES PAYABLE

In October 2011, we entered into a revolving promissory note agreement with a stockholder for $1,000,000. The revolving promissory note bears interest at 8%, is due on September 30, 2013, as amended, and is secured by substantially all of the assets of the Company. As of March 31, 2013 the balance outstanding payable on the note was $1,000,000. There are no further funds available under this note agreement.

On March 7, 2012, we entered into an additional note payable agreement with the same stockholder for $250,000. The note is due on March 7, 2014 and bears interest at 8% per annum. As of March 31, 2013, the balance outstanding payable on the note was $250,000 there are no further funds available under this note agreement.

On September 24, 2012, the Company entered into a Line of Credit with the same stockholder for $1,500,000. The revolving promissory note bears interest at 8% per annum and principal and accrued interest are due and payable on September 24, 2014. During the nine months ended March 31, 2013, the Company made draws of $735,000 under this agreement, and as of March 31, 2013, the balance outstanding was $735,000. Subsequent to March 31, 2013, during the fourth quarter the Company made additional draws of $263,000 under this agreement and the agreement was amended (See Note 11).

FLUX POWER HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

NOTE 5 – COMMITMENTS AND CONTINGENCIES

From time to time, we may be involved in litigation relating to claims arising out of our operations. As of March 31, 2013, we are not a party to any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or operating results.

NOTE 6 - STOCKHOLDERS’ EQUITY

At March 31, 2013 the Company had 145,000,000 shares of common stock, par value of $0.001 authorized for issuance.

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

FLUX POWER HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

(c) Option Exercises

On October 29, 2012, in connection with the exercise of options by our former employee, we issued 100,000 shares of our common stock for a purchase price of $4,000. The shares of common stock issued have not been registered under the Securities Act and have been issued pursuant to exemption available under Section 4(a)(2) of the Securities Act.

On February 6, 2013, in connection with the exercise of options by our former employee, we issued 400,000 shares of our common stock for a purchase price of $16,000. The shares of common stock issued have not been registered under the Securities Act and have been issued pursuant to exemption available under Section 4(a)(2) of the Securities Act.

On February 20, 2013, in connection with the exercise of options by our former employee, we issued 49,552 shares of our common stock for a purchase price of $1,982. The shares of common stock issued have not been registered under the Securities Act and have been issued pursuant to exemption available under Section 4(a)(2) of the Securities Act.

Advisory Agreement – Baytree Capital - Related Party

On June 14, 2012, the Company entered into an Advisory Agreement (“Advisory Agreement”) with Baytree Capital, a significant shareholder of the Company, pursuant to which Baytree Capital agreed to provide business and advisory services for 24 months in exchange for 100,000 restricted shares of our newly issued common stock at the commencement of each six (6) month period in return for its services, and a warrant to purchase 1,837,777 restricted shares of our common stock for a period of five (5) years at an exercise price of $0.41 per share (“Advisory Agreement Warrants”). In connection with this agreement, the estimated fair value of the warrants issued in the approximate amount of $3,258,000 was recorded as prepaid advisory fees, which is expected to be amortized on a pro-rata basis over the term of the agreement. During the nine months ended March 31, 2013, we recorded expense of approximately $1,274,000 based on the amortization of the prepaid advisory fees, and as of March 31, 2013 the total remaining balance of the prepaid advisory fees was approximately $2,006,000. Baytree Capital agreed to forego issuance of common stock to them for the first six-month period beginning June 14, 2012.

In accordance with the Advisory Agreement, on December 14, 2012 which was the beginning of the second six-month period, a liability was recorded based on that day’s stock price for the anticipated issuance of 100,000 shares of common stock. On February 25, 2013 we issued Baytree Capital 100,000 restricted shares of our newly issued common stock as previously accrued, for the second six-month period beginning June 14, 2012. These shares were valued at $0.90 per share, based on the price per share of the Company’s common stock on February 25, 2013, for the total of $90,000 due to Baytree Capital. The Company recorded $90,000 of prepaid advisory fees to be amortized through June 14, 2013, when the next 100,000 common shares are due to be issued to Baytree Capital. The prepaid advisory fees were adjusted for amortization already recognized from the original issuance due date of December 14, 2012. During the nine months ended March 31, 2013, the Company recognized approximately $52,000 which is recorded in amortization of prepaid advisory fees in the accompanying condensed consolidated statements of operations.

Advisory Agreement – Caro Capital, LLC

On April 4, 2013, the Company entered into an Advisory Agreement (“Agreement”) with Caro Capital, LLC (“Caro Capital”), a Florida corporation, pursuant to which Caro Capital agreed to provide business and advisory services, management consulting, shareholder information and public relations for six (6) months in exchange for 500,000 restricted shares of our newly issued common stock. Upon execution of the Agreement on April 17, 2013, Caro Capital was issued 100,000 shares of restricted stock per the contract terms, which were valued at $44,000 based on the closing price of our common stock on the issuance date. The contract calls for subsequent issuance of 100,000 shares at 30-day increments to the first tranche.

FLUX POWER HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

Warrant Activity

Warrant activity during the nine months ended March 31, 2013 and related balances outstanding as of that date are reflected below:

	Number	Weighted Average Exercise Price Per Share	Remaining Contract Term (# years)
Shares purchasable under outstanding warrants at June 30, 2012	2,400,328	$0.41
Stock purchase warrants issued	507,019	0.41
Stock purchase warrants exercised	—	—
Shares purchasable under outstanding warrants at March 31, 2013	2,907,347	$0.41	4.59 - 4.21

Stock-based Compensation

 We adopted the Flux Power Option Plan in June 2012, under which 2,000,000 shares of common stock were reserved for issuance, and all stock options of Flux’s outstanding as of June 14, 2012, whether or not exercised and whether or not vested were substituted by us with 4,536,949 new Company options based on the Share Exchange Ratio. The substituted options continue to have, and are subject to, the substantially the same terms and conditions as before, but are convertible into shares of our common stock, as adjusted given effect to the Share Exchange Ratio. However, we will not be able to grant additional options under the Option Plan.

Activity in options during the nine-month period ended March 31, 2013 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2012	4,536,949	$0.17
Granted	—
Exercised	(549,552)
Forfeited and cancelled	(1,430,050)
Outstanding at March 31, 2013	2,557,347	$0.15	7.19
Exercisable at March 31, 2013	1,843,217	$0.21	6.56

Stock-based compensation expense recognized in our condensed consolidated statements of operations for the three and nine months ended March 31, 2013 and 2012 includes compensation expense for stock-based options and awards granted, based on the grant date fair value. For options and awards granted, expenses are amortized under the straight-line method over the expected vesting period. Stock-based compensation expense recognized in the condensed consolidated statements of operations has been reduced for estimated forfeitures of options that are subject to vesting. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

FLUX POWER HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

We allocated stock-based compensation expense included in the condensed consolidated statements of operations for employee option grants and non-employee option grants as follows:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2013	2012	2013	2012
Research and development	$3,000	$2,000	$10,000	$4,000
General and administration	26,000	(9,000)	57,000	18,000

Total stock-based compensation expense	$29,000	$(7,000)	$67,000	$22,000

During the nine months ended March 31, 2013, approximately $29,000 of previously recognized stock-based compensation expense had not been earned as of the forfeiture date of the underlying stock options. Therefore, such compensation cost has been reversed during the period of forfeiture.

The remaining amount of unrecognized stock-based compensation expense at March 31, 2013 is approximately $151,000, which is expected to be recognized over the weighted average period of 4.9 years.

The fair value of stock options granted was estimated at the grant date, which was through April 2012, using the following assumptions:

Risk-free interest rate	0.8 – 3.0%
Forfeiture rate	5.0%
Expected life	5.0 - 10.0 years
Expected volatility	100%
Expected dividends	0%

NOTE 7 – Warrant Derivative Liability

At March 31, 2013 there were 2,907,347 outstanding warrants classified as derivative liabilities due to exercise price re-set provisions included in the underlying warrant agreements.

Warrants classified as derivative liabilities are recorded at their fair values at the issuance date and are revalued at each subsequent reporting date, using a Monte Carlo simulation model. Warrants were determined to have a fair value per share and aggregate value as of March 31, 2013 and in aggregate value as of June 30, 2012 as follows:

	Issued Warrants	Fair Value Per Share $ as of March 31, 2013	Total Fair Value in Aggregate $ as of March 31, 2013	Total Fair Value in Aggregate $ as of June 30, 2012

June 2012 Warrants	562,551	$0.71	$398,000	$1,158,000
July 2012 Warrants	338,013	$0.70	$236,000	$—
August 2012 Warrants	120,719	$0.70	$85,000	$—
October 2012 Warrants	48,287	$0.71	$34,000	$—
Advisory Agreement Warrants	1,837,777	$0.70	$1,295,000	$3,785,000
Total	2,907,347		$2,048,000	$4,943,000

FLUX POWER HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

Significant assumptions used to estimate the fair value of the warrants classified as derivative liabilities at March 31, 2013 are summarized below:

Risk-free interest rate	0.61 – 0.69%
Expected life (average)	4.4 years
Stock price (based on prices on valuation date)	$0.86
Exercise price	$0.41
Expected volatility	100%

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

Level 3: Unobservable inputs that are not corroborated by market data

The hierarchy noted above requires us to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value.

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

Following is a summary as of the reporting date of the fair values and applicable level within the fair value hierarchy of assets and liabilities measured at fair value on a recurring basis:

At March 31, 2013:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Description

Warrant derivative liabilities	$-	$-	$2,048,000

At June 30, 2012:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Description

Warrant derivative liabilities	$-	$-	$4,943,000

FLUX POWER HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

The table below sets forth a summary of changes in the fair value of our Level 3 financial instruments for the six months ended March 31, 2013:

	Balance at June 30, 2012	Estimated fair value of new derivative liabilities	Change in estimated fair value recognized in results of operations	Balance at March 31, 2013

Warrant derivative liabilities	$4,943,000	$931,000	$(3,826,000)	$2,048,000

The fair value of new warrant derivative liabilities and the change in the estimated fair value of derivative liabilities that we recorded during the nine months ended March 31, 2013, related to warrants issued in connection with our private placement transactions and Advisory Agreement (see Note 6).

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

Pursuant to our standard purchase order terms and conditions, during the three and nine months ended March 31, 2013, the Company purchased approximately $8,000 and $28,000, respectively, and during the three and nine months ended March 31, 2012, the Company purchased approximately $41,000 and $52,000, respectively of charger products from Current Ways, Inc., which were not subject to the distribution fee or royalties referred to above under the Term Sheet Agreement.

On August 1, 2009, the Company entered into a Manufacturing Implementation Agreement (the “Manufacturing Agreement”) with LHV Power pursuant to which Flux Power granted LHV Power a right of first refusal to manufacture our battery management systems and agreed to pay for any specialized tooling LHV Power may require to manufacture Flux Power’s battery management systems. Under the Manufacturing Agreement, Flux Power will retain ownership of all intellectual property developed as part of the Manufacturing Agreement, which expires on August 1, 2014. During the three and nine months ended March 31, 2013, the Company paid approximately $0 and $108,000, respectively, and during the three and nine months ended March 31, 2012, the Company paid approximately $18,000 and $260,000, respectively to LHV Power pursuant to the Manufacturing Agreement.

FLUX POWER HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

NOTE 10 – CONCENTRATIONS

Customer Concentrations

During the three months ended March 31, 2013, the Company had four major customers that represented more than 10% of its revenues on an individual basis, or approximately $88,000 or 82% of the Company’s total revenues.

During the nine months ended March 31, 2013, the Company had one major customer that represented more than 10% of its revenues on an individual basis, or approximately $480,000 or 69% of the Company’s total revenues, which was a result of the Company recognizing deferred revenue as previously reported. Revenue from our customer, Wheego Electric Cars (“Wheego”) is recognized on the sell-through method with their customer, which was completed during the nine months ended March 31, 2013.

The following table represents customers that are more than 10% of its revenues on an individual basis for the three and nine months ended March 31, 2013 and 2012:

	For the Three months Ended March 31,				For the Nine months Ended March 31,
	2013		2012		2013		2012
Customers:
Epic Boats	$31,000	29%	$281,000	47%	$—	—%	$335,000	11%
Electric Motorsport	27,000	25%	—	—	—	—	—	—
Potencia Industrial S.A.	16,000	15%	—	—	—	—	—	—
Powerful Battery Solutions	14,000	13%	—	—	—	—	—	—
Artisan Vehicle Systems	—	—	—	—	—	—	1,044,000	35%
Wheego Electric Cars	—	—	—	—	480,000	69%	323,000	11%
Greentech Automotive	—	—	233,000	39%	—	—	914,000	30%

Subtotal	88,000	82%	514,000	86%	480,000	69%	2,616,000	87%

Other customers	20,000	18%	80,000	14%	220,000	31%	393,000	13%

Total revenue	$108,000	100%	$594,000	100%	$700,000	100%	$3,009,000	100%

Suppliers/Vendor Concentrations

We obtain a limited number of components and supplies included in our products from a small group of suppliers. During the three and nine months ended March 31, 2013 we did not rely on a single supplier for our product production.

During the three and nine months ended March 31, 2012 we utilized a single supplier for certain components and supplies included in our products from a single supplier Global Fluid Power Solutions, LLC.

In the past we have sourced Lithium batteries from a number of suppliers. We are realigning our battery sourcing to improve consistency, responsiveness, and quality. As a result, we have signed a non-exclusive supply agreement with Henan Huanyu New Energy Technology Ltd, a Chinese company.

FLUX POWER HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

NOTE 11 – SUBSEQUENT EVENTS

Management has evaluated events subsequent to March 31, 2013 through the date that the accompanying condensed consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events, which may require adjustment of and/or disclosure in such financial statements.

Line of credit

As described in Note 4, the Company maintains a line of credit with a stockholder pursuant to which the stockholder agreed to provide the Company with a revolving line of credit for $1,500,000 (“Line of Credit”). As of May 9, 2013, the Company had borrowing availability totaling $502,000 under the original terms of the Line of Credit. In May 2013 the parties negotiated an amendment to covenants of the Line of Credit.  Under this amendment, the Company agreed that any additional borrowing under the Line of Credit would be subject to it providing evidence, at the sole discretion of the lender, of its ability to repay any additional borrowings under the Line of Credit within ninety (90) days of such borrowing. There have been no advances under the amended Line of Credit as of the date of this filing.

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

We are currently primarily focusing on the lift equipment with dealers/distributors, and secondarily, with the non-OEM micro grid market. We anticipate that these markets will be the strongest for aggressive revenue growth over the coming year. A Prototype Agreement with NACCO confirmed that our advanced energy storage systems can address a broad range of lift equipment. However, the OEM market proved to be elusive and time consuming. In addition, working exclusively with one manufacturer would significantly limit our market opportunity. As such, we have shifted our focus from an OEM market to a non-OEM markets which pose fewer barriers to entry. Currently, we are working with Toyota dealers and distributors to bring our advanced energy storage systems to the lift equipment market which provides a more direct market path without the delays and issues that accompany an OEM’s world-wide deployment of new energy solutions for lift truck equipment.

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

The Company has evaluated its expected cash requirements over the next twelve months, which include, but are not limited to, investments in additional sales and marketing and product development resources, capital expenditures, and working capital requirements. The Company has engaged in strategies to diversify and grow its revenue. We anticipate that we will require additional financing during 2013 in order to meet these requirements and support our business growth.

As part of the Company’s financing plan established last year, we engaged a financial advisor to assist in securing additional equity capital of $3.0 million earlier this year. While this effort has not yet produced funding, the Company has both engaged another financial advisor and is pursuing other investment structures that are expected to provide cash funding to the Company. The Company projects that additional working capital, in addition to continued availability under existing credit facilities, is needed by June 30, 2013 to support current operations and plans.

Although, management believes that the additional required funding will be obtained, there is no guarantee the Company will be able to obtain the additional required funds or that funds will be available on terms acceptable to the Company. If such funds are not available, management will be required to curtail its investments in additional sales and marketing and product development resources, and capital expenditures, which may have a material adverse effect on the Company’s future cash flows and results of operations, and its ability to continue operating as a going concern.

Results of Operations and Financial Condition

Comparison for the Three Months Ended March 31, 2013 and 2012

Net Loss

Net loss reported was approximately $1,098,000 for the three months ended March 31, 2013 as compared to a net loss of approximately $496,000 for the three months ended March 31, 2012.  The increase in net loss of approximately $602,000 in the current period is primarily attributable to a decline in net sales and an increase in expense related to the amortization of prepaid advisory fees, off-set by the gain recognized due to the change in fair value of the warrant derivative liability.

Revenues

We currently sell products direct or through one of several retail distributors in North America. Our direct customers range from large to small companies, while our distributors primarily distribute to smaller retail customers.

Revenues for the three months ended March 31, 2013, decreased by approximately $486,000, or 82%, compared to the three months ended March 31, 2012. The decrease in sales was attributable to the change in customer types and buying habits of customers as compared to the prior period. More specifically, in the quarter ended March 31, 2012, the Company’s customer focus was on electric vehicle producers, primarily Wheego. The Company was providing solutions for Wheego’s new electric car line of products that had yet to start production. Wheego subsequently slowed orders as they delayed their production timing. During the Company’s first quarter of fiscal 2013, the Company shifted its focus from start-up electric vehicle producers to providing solutions to companies that already have electric energy storage solutions in production using legacy lead acid technologies. During the three months ended March 31, 2013, the Company did not have any new or existing customers make any significant purchase for lead acid replacements.

During the past year, the Company has focused on providing customized solutions to larger OEM customers.  Experience during the recent quarter ending March 31, 2013 has shown that the Company may be able to achieve higher longer-term revenue by focusing on a smaller number of products and selling to customers that do not require extensive and lengthy product development and negotiation periods. An example has been the recent decision by NACCO to pursue a much larger supplier that can provide extensive resources to support lengthy prove-out requirements for one of their product areas.  As a response, the Company has determined it will narrow its focus to product segments including “micro grid energy storage” and “lift equipment”. The Company feels that it is well positioned to address these markets, which include applications such as industrial electric vehicles like electric forklifts, floor scrubbers, back-up power, grid tie power, solar storage, electric service vehicles, pallet drivers, and mobile cooling units. However, the Company cannot guarantee that it will be successful in transitioning companies in these segments from legacy lead acid technologies to our advanced energy storage solutions.

Concentration of Customers

We have been selling products direct or through one of several retail distributors in North America. Our direct customers in the past have been mostly large companies while our distributors primarily distribute to smaller retail customers. We plan to focus our strategy on fewer products to customers requiring less customization.

During the three months ended March 31, 2013, the Company had four major customers that represented more than 10% of its revenues on an individual basis, or approximately $88,000, or 82%, of the Company’s total revenues.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2013, decreased by approximately $309,000, or 71%, compared to the three months ended March 31, 2012. This decrease in cost of revenues was attributable to the decline in customer sales.

Gross Profit (Loss)

Gross profit (loss) for the three months ended March 31, 2013, decreased by approximately $177,000, or 113%, compared to the three months ended March 31, 2012. Gross profit (loss) as a percentage of revenue for the three months ended March 31, 2013, decreased to a negative 19% or (19%) compared to 26% in the three months ended March 31, 2012. The significant decrease in revenue during the period resulted in reduced efficiencies and absorption of manufacturing overhead, which contributed to the reported gross loss.

Selling, and General and Administrative Expenses

Selling, and general and administrative expenses for the three months ended March 31, 2013 and 2012 were approximately $574,000 and $405,000, respectively. Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, sales travel, consulting costs, professional fees and other expenses. The increase of approximately $169,000, or 42%, was due primarily to fees expensed in connection with financing options, additional marketing, public company compliance expense and accounting and legal professional fees.

Amortization of Prepaid Advisory Fees

Amortization of prepaid advisory fees for the three months ended March 31, 2013 and 2012 were approximately $445,000 and $0, respectively. The prepaid advisory fees are related to the fair value of the warrants issued under an advisory agreement with Baytree Capital dated June 14, 2012, and to value of the shares of the Company’s common stock issued pursuant to the same agreement where Baytree Capital agreed to provide business and advisory services to the Company.

Research and Development Expense

Research and development expenses for the three months ended March 31, 2013 and 2012 were approximately $280,000 and $244,000, respectively. Such expenses consist primarily of materials, supplies, salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses. The increase of approximately $36,000, or 15%, was primarily due to an increase in personnel costs and benefits, and an increase in material and supplies consumption.

Comparison for the Nine Months Ended March 31, 2013 and 2012

Net Loss

Net loss reported was approximately $231,000 for the nine months ended March 31, 2013 as compared to a reported net loss of approximately $1,139,000 for the nine months ended March 31, 2012.  The decrease in net loss of approximately $908,000 in the current period is primarily attributable to a decline in net sales and an increase in expense related to the amortization of prepaid advisory fees and in research and development expense, off-set by the gain recognized due to the change in the fair value of the warrant derivative liability.

Revenues

We currently sell products direct or through one of several retail distributors in North America. Our direct customers range from large to small companies, while our distributors primarily distribute to smaller retail customers.

Revenues for the nine months ended March 31, 2013, decreased by approximately $2,309,000, or 77%, compared to the nine months ended March 31, 2012. The decrease in sales was attributable to the change in customer types and buying habits of customers as compared to the prior period.

During the past year, the Company has focused on providing customized solutions to larger OEM customers.  Recent experience has shown that the Company may be able to achieve higher long-term revenue by focusing on a smaller number of products and selling to customers that do not require extensive and lengthy product development and negotiation periods. An example has been the recent decision by NACCO to pursue a much larger supplier that can provide extensive resources to support lengthy prove-out requirements for one of their product areas.  As a response, the Company has determined it will narrow its focus to product segments including “micro grid energy storage” and “lift equipment”. The Company feels that it is well positioned to address these markets, which include applications such as industrial electric vehicles like electric forklifts, floor scrubbers, back-up power, grid tie power, solar storage, electric service vehicles, pallet drivers, and mobile cooling units. However, the Company cannot guarantee that it will be successful in transitioning companies in these segments from legacy lead acid technologies to our advanced energy storage solutions.

Concentration of Customers

We currently sell products direct or through one of several retail distributors in North America. Our direct customers in the past have been mostly large companies while our distributors primarily distribute to smaller retail customers.

During the nine months ended March 31, 2013, the Company had one major customer that represented more than 10% of its revenues on an individual basis, or approximately $480,000, or 69%, of the Company’s total revenues, which was a result of the Company recognizing deferred revenue of approximately $478,000 (see Note 10).

Cost of Revenues

Cost of revenues for the nine months ended March 31, 2013, decreased by approximately $1,800,000, or 74%, compared to the nine months ended March 31, 2012. This decrease in cost of revenues was attributable to the decline in customer sales.

Gross Profit

Gross profit for the nine months ended March 31, 2013, decreased by approximately $509,000, or 88%, compared to the nine months ended March 31, 2012. Gross profit as a percentage of revenue for the nine months ended March 31, 2013, decreased to 10% compared to 19% in the nine months ended March 31, 2012. The significant decrease in revenue resulted in reduced efficiencies and higher costs of goods as a percent of revenue.

Selling, and General and Administrative Expenses

Selling, and general and administrative expenses for the nine months ended March 31, 2013 and 2012 were approximately $1,975,000 and approximately $1,279,000, respectively. Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, sales travel, consulting costs, professional fees and other expenses. The increase of approximately $696,000, or 54%, was due primarily to fees expensed in connection with financing options, additional marketing, public company compliance expense and accounting and legal professional fees.

Amortization of Prepaid Advisory Fees

Amortization of prepaid advisory fees for the nine months ended March 31, 2013 and 2012 were approximately $1,274,000 and $0, respectively The prepaid advisory fees are related to the fair value of the warrants issued under an advisory agreement with Baytree Capital dated June 14, 2012 and to value of the shares of the Company’s common stock to be issued pursuant to the same agreement where Baytree Capital agreed to provide business and advisory services to the Company (see Note 6).

Research and Development Expense

Research and development expenses for the nine months ended March 31, 2013 and 2012 were approximately $806,000 and approximately $392,000, respectively. Such expenses consist primarily of materials, supplies, salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses. The increase of approximately $414,000, or 106%, was primarily due to an increase in personnel costs and benefits, and an increase in material and supplies consumption.

Liquidity and Capital Resources

As of March 31, 2013, we had a cash balance of approximately $45,000, negative working capital of approximately $1,894,000 and an accumulated deficit of approximately $4,559,000.

During the nine months ended March 31, 2013, the Company issued 2,535,093 shares of common stock and 507,019 warrants for total net proceeds approximating $981,000. In addition, during the nine months ended March 31, 2013 the Company borrowed an aggregate of $1,135,000 under our existing credit facilities.

To provide liquidity and flexibility in funding our operations, on September 24, 2012, we entered into a certain Unrestricted Line of Credit (“Line of Credit” with Esenjay Investments, LLC (“Esenjay”) pursuant to which Esenjay agreed to provide us with a revolving line of credit for $1,500,000 (“Line of Credit”). Borrowings under the Line of Credit is secured by the assets of the Company and bears interest at 8% per annum, with all unpaid principal and accrued interest due and payable on September 24, 2014. There is no prepayment penalty under the Line of Credit. Proceeds from the Line of Credit can be used at the discretion of the Company and the Company intends to use it for working capital. As of March 31, 2013, the Company had borrowed $735,000 under this Line of Credit. Esenjay is one of our major shareholders which beneficially own approximately 43% of our common stock. Mr. Michael Johnson, our director, is the director and shareholder of Esenjay. As of March 31, 2013, the Company has borrowing availability totaling $765,000 under existing credit facilities (see Note 4). Subsequent to March 31, 2013, during the fourth quarter the Company made additional draws of $263,000 under this agreement.

Cash Flows from Operating Activities

Our operating activities resulted in net cash used in operations of approximately $2,864,000 for the nine months ended March 31, 2013 compared to net cash used in operations of approximately $941,000 for the nine months ended March 31, 2012.

The net cash used in operating activities for the nine months ended March 31, 2013 reflects our use of proceeds to build the business including increasing expenditures such as additional marketing and research and development. The net loss of approximately $231,000 was offset by depreciation of approximately $32,000, amortization of prepaid advisory fees of approximately $1,274,000, stock-based compensation of approximately $67,000, offset by changes in the fair value of warrants issued of approximately $3,826,000. Changes in operating assets and liabilities included a decrease in accounts receivable of approximately $43,000, a decrease in accounts payable of approximately $67,000, a decrease in inventories of approximately $501,000, additional increase of prepaid inventories $20,000, a decrease in accrued expenses of approximately $84,000 primarily related to payroll and related costs, an decrease in customer deposits of approximately $4,000, an increase in customer deposits from related party of approximately $62,000, and a decrease in deferred revenue of approximately $480,000, an increase in prepaid expenses and other assets of approximately $15,000.

The net cash provided by operating activities for the nine months ended March 31, 2012 reflects a net loss of approximately $1,139,000 offset by depreciation of approximately $23,000 and stock-based compensation of approximately $22,000. Changes in operating assets and liabilities included a decrease in accounts receivable of approximately $2,000, an increase in accounts payable of approximately $293,000, a decrease in inventories of approximately $313,000, additional increase of prepaid inventories $932,000, a decrease in accrued expenses of approximately $165,000 primarily related to payroll and related costs, an decrease in customer deposits of approximately $841,000, a decrease in customer deposits from related party of approximately $629,000, and a decrease in deferred revenue of approximately $1,173,000, and a decrease in prepaid expenses and other assets of approximately $15,000.

Cash Flows from Investing Activities

The net cash used in investing activities for the nine months ended March 31, 2013 and 2012 consist primarily of purchases of equipment of approximately $41,000 and $58,000, respectively.

Cash Flows from Financing Activities

The net cash provided by financing activities for the nine months ended March 31, 2013 and 2012 was approximately $2,138,000 and $900,000, respectively. The increase in financing activities is the result of additional equity and debt issuances, respectively.

Future Liquidity Needs

The Company has evaluated its expected cash requirements over the next twelve months, which include, but are not limited to, investments in additional sales and marketing and product development resources, capital expenditures, and working capital requirements. The Company has engaged in strategies to diversify and grow its revenue. We anticipate that we will require additional financing during 2013 in order to meet these requirements and support our business growth.

As part of the Company’s financing plan established last year, we engaged a financial advisor to assist in securing additional equity capital of $3.0 million earlier this year. While this effort has not yet produced funding, the Company has both engaged another financial advisor and is pursuing other investment structures that are expected to provide cash funding to the Company. The Company projects that additional working capital, in addition to continued availability under existing credit facilities, is needed by June 30, 2013 to support current operations and plans.

We intend to continue to seek capital through the private placement of securities. The timing of the Company’s need for additional capital will depend in part on its future operating performance in terms of revenue growth and the level of operating expenses and capital expenditures incurred.

Although management believes that the additional required funding will be obtained, there is no guarantee the Company will be able to obtain the additional required funds in the future or that funds will be available on terms acceptable to the Company. If such funds are not available, management will be required to curtail its investments in additional sales and marketing and product development resources, and capital expenditures, which may have a material adverse effect on the Company’s future cash flows and results of operations, and its ability to continue operating as a going concern.

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

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained on pages 34 and 35 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Form 10-K for the year ended June 30, 2012. We believe that as of May 15, 2013 there had been no material changes to this information.

Recent Accounting Pronouncements

For the nine months ended March 31, 2013, there were no accounting standards or interpretations issued that are expected to have a material impact on our financial position, operations or cash flows.

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

ITEM 1A — RISK FACTORS

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described in our Form 10-K and Form 10-Q as filed with the SEC on September 28, 2012 and February 14, 2013, respectively, and all of the information contained in our public filings before deciding whether to purchase our common stock. Other than as set forth below, there have been no material revisions to the “Risk Factors” as set forth in our Form 10-K and Form 10-Q as filed with the SEC on September 28, 2012 and February 14, 2013, respectively.

Our ability to continue to operate as a going concern and pursue our business plan is predicated on our ability to generate additional funding and to support operations and provide working capital for growth.

As discussed in Note 3 to our financial statements for the three and nine months ended March 31, 2013 and March 31, 2012, there are certain conditions which raise substantial doubt about our ability to continue as a going concern. We have a history of losses and have experienced a lack of revenue due to the time to launch our revised business strategy. Our operations have primarily been funded by the issuance of common stock. Our continued operations are dependent on our ability to complete equity financings, increase credit lines, or generate profitable operations in the future. Management’s plan in this regard is to secure additional funds through future equity sales. Such sales may not be available or may not be available on reasonable terms. Management is trying to grow the existing business, but will need to raise additional capital through sales of common stock or convertible instruments as well as obtain financing from third parties. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. In current market conditions there is uncertainty that the necessary funding can be obtained as needed raising substantial doubt as to our ability to continue operating as a going concern. If adequate working capital is not available, we may be required to curtail its operations.

We have a history of losses and negative working capital and are dependent on funds from our credit facilities and sale of our securities, and have not been able to raise all of $4,000,000 through our private placement as anticipated.

As of March 31, 2013, we had a cash balance of approximately $45,000, negative working capital of approximately $1,894,000 and an accumulated deficit of approximately $4,559,000. Our operations have been primarily funded through the sale of our securities and borrowings under our credit facilities. Our continued operations and growth are dependent on our ability to complete equity financings, make borrowings under our credit facilities or/and generate revenues. Since June 2012 we have been conducting private placements of our common stock and warrants to accredited investors in efforts to raise up to $4,000,000. To date, we have raised approximately $2,106,000 but are short of our target of $4,000,000. In addition, for the nine months ended March 31, 2013, we have borrowed approximately $1,135,000 under our existing credit facilities. We currently have engaged an additional investment advisor to lead the securing of $3.0 million in equity funding. The Company is currently pursuing additional sources of funding including, which could result from certain distributor relationships and joint operating ventures. We expect to cover our anticipated operating expenses through cash on hand, collections on additional customer billings, proceeds from the private placement of equity securities and borrowings under the existing stockholder credit facilities, we intend to continue our efforts to raise capital through the sale of our securities. However, there is no guarantee we will be able to obtain additional funds in the future if required or that funds will be available on terms acceptable to us, or that shareholders will not experience dilution as a result of funds raised through the sale of securities. If such funds are not available, management will be required to curtail its investments in additional sales and marketing and product development resources and capital expenditures, which may have a material adverse effect on the Company’s future cash flows and results of operations, and its ability to continue operating as a going concern.

We have recently realigned our marketing focus to smaller number of products and selling to customers that do not require extensive product development.

Since 2010, the Company has focused on providing customized solutions to larger OEM customers.  Recent experience has shown that the Company could achieve higher longer-term revenue by focusing on a smaller number of products and selling to customers that do not require extensive and lengthy product development and negotiation periods. An example has been the recent decision by NACCO to pursue a much larger supplier that can provide extensive resources to support lengthy prove-out requirements for one of their product areas.  As a response, the Company has determined it will narrow its focus to product segments including “micro grid energy storage” and “lift equipment”. The Company feels that it is well positioned to address these markets, which include applications such as industrial electric vehicles like electric forklifts, floor scrubbers, back-up power, grid tie power, solar storage, electric service vehicles, pallet drivers, and mobile cooling units. However, the Company cannot guarantee that it will be successful in transitioning companies in these segments from legacy lead acid technologies to our advanced energy storage solutions.

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

(c) Option Exercises

On October 29, 2012, in connection with the exercise of options by our former employee, we issued 100,000 shares of our common stock for a purchase price of $4,000. The shares of common stock issued have not been registered under the Securities Act and have been issued pursuant to exemption available under Section 4(a)(2) of the Securities Act.

On February 6, 2013, in connection with the exercise of options by our former employee, we issued 400,000 shares of our common stock for a purchase price of $16,000. The shares of common stock issued have not been registered under the Securities Act and have been issued pursuant to exemption available under Section 4(a)(2) of the Securities Act.

On February 20, 2013, in connection with the exercise of options by our former employee, we issued 49,552 shares of our common stock for a purchase price of $1,982. The shares of common stock issued have not been registered under the Securities Act and have been issued pursuant to exemption available under Section 4(a)(2) of the Securities Act.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 — MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 — OTHER INFORMATION

None.

ITEM 6 — EXHIBITS

The following exhibits are filed as part of this Report

Exhibit No.	Description
10.1*	Agreement to Amend Unrestricted and Open Line of Credit, dated May 8, 2013.
31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.*
31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.*
32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.*
32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.*

101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase (1)
101.FRE	XBRL Taxonomy Extension Presentation Linkbase (1)

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

Flux Power Holding, Inc.

Date: May 13, 2013	By:	/s/ Christopher L. Anthony
Name: Christopher L. Anthony
Title: Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2013	By:	/s/ Ronald F. Dutt
Name: Ronald F. Dutt
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

