Form 10-Q/A
period 2013-03-31
Flux Power Holdings, Inc.
filed 2013-05-15
CIK 1083743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Flux Power Holdings, Inc. (the “Company”) is filing this Amendment No. 1 (“Amendment”) to its Form 10-Q for the quarter ended March 31, 2013, originally filed with the Securities and Exchange Commission (“SEC”) on May 13, 2013 (the “Original 10-Q”). This Amendment is being filed solely for the purpose of filing Exhibit 10.1, “AGREEMENT TO AMEND UNRESTRICTED AND OPEN LINE OF CREDIT”.

This Form 10-Q/A should be read in conjunction with the original Form 10-Q, which continues to speak as of the date of the Form 10-Q. Except as specifically noted above, this Form 10-Q/A does not modify or update disclosures in the original Form 10-Q. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update any related or other disclosures.

PART II. OTHER INFORMATION

ITEM 6 — EXHIBITS

The following exhibits are filed as part of this Report

Exhibit No.	Description
10.1	Agreement to Amend Unrestricted and Open Line of Credit, dated May 8, 2013.
31.1*	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.
31.2*	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.
32.1*	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.
32.2*	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101.INS*	XBRL Instance Document (1)
101.SCH*	XBRL Taxonomy Extension Schema (1)
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase (1)
101.DEF*	XBRL Taxonomy Extension Definition Linkbase (1)
101.LAB*	XBRL Taxonomy Extension Label Linkbase (1)
101.FRE*	XBRL Taxonomy Extension Presentation Linkbase (1)

* Previously filed with the Q3 FY'13 Form 10-Q

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

Flux Power Holding, Inc.

Date: May 15, 2013	By:	/s/ Christopher L. Anthony
Name: Christopher L. Anthony Title: Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2013	By:	/s/ Ronald F. Dutt
Name: Ronald F. Dutt Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)