Form 10-K
period 2013-06-30
Flux Power Holdings, Inc.
filed 2013-10-15
CIK 1083743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-25909

FLUX POWER HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	86-0931332
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

985 Poinsettia Avenue, Suite A, Vista, California	92081
(Address of principal executive offices)	(Zip Code)

877-505-3589

(Registrant’s telephone number, including area code)

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

Yes ☐   No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2012 was approximately $2,430,147 based upon the closing price of $1.00 per share as quoted for such date on the OTCQB. Shares of common stock held by each officer and director and by each person who is known to own 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of registrant’s common stock outstanding as of September 6, 2013 was 47,555,576.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check one): Yes ☐       No ☑

FLUX POWER HOLDINGS, INC.

FORM 10-K — ANNUAL REPORT

For the Fiscal Year Ended June 30, 2013

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Description of Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” below. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would,” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements include, among other things, statements relating to:

•	our ability to secure sufficient funding and alternative source of funding to support our current and proposed operations;
•	our anticipated growth strategies and our ability to manage the expansion of our business operations effectively;
•	our ability to maintain or increase our market share in the competitive markets in which we do business;
•	our ability to keep up with rapidly changing technologies and evolving industry standards, including our ability to achieve technological advances;
•	our dependence on the growth in demand for our products;
•	our ability to diversify our product offerings and capture new market opportunities;
•	our ability to source our needs for skilled labor, machinery, parts, and raw materials economically; and
•	the loss of key members of our senior management.

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

Using our proprietary BMS technology, we are able to offer completely integrated energy storage solutions or custom modular standalone systems to our clients. In addition, we have also developed a suite of complementary technologies and products that accompany and enhance the abilities of our core BMS products to meet the needs of the growing advanced energy storage market.

Current Business Strategy

We are currently primarily focusing on the lift equipment with dealers/distributors, and secondarily, with the non-OEM micro-grid market. We anticipate that these markets will be the strongest for aggressive revenue growth over the coming year. A Prototype Agreement with NACCO confirmed that our advanced energy storage systems can address a broad range of lift equipment. However, the OEM market proved to be elusive and time consuming. In addition, working exclusively with one manufacturer would significantly limit our market opportunity. As such, we have shifted our focus from an OEM market to a non-OEM market which possesses fewer barriers to entry. Currently, we are working with various lift equipment OEM’s, their dealers and battery distributors to bring our advanced energy storage systems to the lift equipment market which provides a more direct market path without the delays and issues that accompany an OEM’s world-wide deployment of new energy solutions for lift truck equipment.

The micro-grid market includes working with companies like Powerful Battery Systems Inc. to provide mobile and man-portable advanced energy storage to act as gas generator replacements and convenient mobile power for lighting, disaster preparedness, communications and water filtration. We have demonstration units currently being evaluated by the U.S. military providing us with their assessment and feedback. Additionally, we have placed solar, grid-tie energy storage in an office setting facility to evaluate the results of the output to meet operational needs. The Company has also developed a suite of complementary technologies and products that accompany their core products. Sales during the twelve months ended June 30, 2013 and 2012 were primarily to customers located throughout the United States.

History

Flux Power Holdings, Inc. (“Flux” or the “Company”) was incorporated as Olerama, Inc. in Nevada in 1998. The current business operation, known as Flux Power, was incorporated in October 2009 to exploit the lithium battery solution market for small electric vehicles and began shipping prototype product in the second quarter of 2010 while continuing to develop the Company’s intellectual property portfolio.

Since its incorporation, there have been several name changes, including the change in January 2010 whereby the name of the Company was changed to Lone Pine Holdings, Inc. Following the completion of a reverse acquisition on June 14, 2012, as described below, the Company’s operations have been conducted through its wholly owned subsidiary, Flux Power, Inc. (“Flux Power”), a California corporation.

On May 23, 2012, in connection with the reverse acquisition, Lone Pine Holdings changed its name to Flux Power Holdings, Inc. (“FPH”) a Nevada corporation. The transaction has been reflected as a reverse merger where FPH was the surviving legal entity after the merger. Flux Power remained the accounting acquirer. The merger has been accounted for as a recapitalization as of the earliest period presented. Accordingly, the historical condensed consolidated financial statements represented are those of Flux Power.

Reverse Acquisition of Flux Power Inc.

On June 14, 2012, we completed the acquisition of Flux Power (the “Reverse Acquisition”) pursuant to a Securities Exchange Agreement dated May 18, 2012 (“Exchange Agreement”) by and among Flux Power, and its shareholders, Mr. Christopher (“Chris”) Anthony, Esenjay Investments, LLC, and Mr. James Gevarges (collectively the “Flux Power Shareholders”). In connection with the Reverse Acquisition, we purchased 100% of the issued and outstanding shares of common stock of Flux Power from the Flux Power Shareholders in exchange for 37,714,514 newly issued shares our common stock (“Exchange Shares”) based on an exchange ratio of 2.9547039 (“Share Exchange Ratio”). As a result of the Reverse Acquisition, the Flux Power Shareholders collectively owned approximately 91% of the issued and outstanding shares of our common stock, and Flux Power became our wholly-owned operating subsidiary.

Effective July 1, 2013, our principal executive office is located at 985 Poinsettia Avenue, Suite A, Vista, CA 92081. The telephone number at our principal executive office is (877) 505-3589 (FLUX).

DESCRIPTION OF OUR BUSINESS

Our Business

We are in the business of energy storage and battery management. In October 2009, we started to develop technologies for the advanced energy storage market and began shipping prototype product in the second quarter of 2010 while continuing to develop our intellectual property portfolio. In 2011, we began shipping Federal Motor Vehicle Safety Standards validated products and then started shipping ancillary products to enhance our overall product line. Focusing on cell management of large format lithium cells, our technology dramatically extends the battery system life, lowering the overall cost of ownership to a level which makes lithium competitive with lead-acid in numerous applications. Flux has spent over three years developing lithium battery energy storage technology, including shipping over 14 Megawatts of power in a variety of applications ranging from electrical vehicles, electric boats, and various industry specific applications.

Industry Background for the Energy Storage Market

The energy storage market has grown over recent years from one mostly reliant on lead-acid technologies created in the 1800s to one leveraging advanced chemistries and the corresponding ability to store more energy in less space. Back-up power has increasingly grown to depend on telematics to accurately gauge system health. Electric vehicles have adopted lighter weight energy storage to increase range and payload abilities and grid management applications have sought to increase the cycle life of their systems to assure better returns on their investments over the long term. We believe that all of these needs will cause the advanced energy storage market to grow exponentially over the next five (5) to ten (10) years.

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

Lift Equipment – Material Handling Equipment

Lift equipment commonly called a forklift truck (also called a lift truck, a fork truck, or a forklift) is a powered industrial truck used to lift and transport materials. The modern forklift was developed in the 1960s by various companies including the transmission manufacturing company Clark and the hoist company Yale & Towne Manufacturing. The forklift has since become an indispensable piece of equipment in manufacturing and warehousing operations. Lift equipment is produced in a range of power capacities from smaller lift type equipment such as a Walkie to a ride-on fork-lift. Lift equipment vehicles are not new technology and don’t require new testing which can cause delays in product placement. The existing lift equipment market uses lead-acid batteries, which is outdated technology and can lead to customer dissatisfaction with life cycles, performance, and additional maintenance costs. The replacement of lead-acid batteries with lithium cells dramatically extends the battery system life, lowering the overall cost of ownership to a level which makes lithium competitive with lead-acid in numerous applications

Grid Management Solutions

Grid management ranges from simple back-up power to devices that assure the performance and reliability of electric transmission and distribution grids. In simple back-up power systems, the longevity of the system is crucial to maintaining up times and decreasing maintenance costs. Typical lead-acid battery back-up power systems need cell replacement every two years, whereas advanced energy storage systems can last as long as ten years. Advanced energy storage has seen gains in storage for peak-shaving to lower electricity costs and in shifting load demands in solar and wind power applications. Storing solar energy and feeding back to the grid for credit is called “monetizing” the grid. Grid managements systems in transmission networks at every level need frequency regulation to adjust for minute-to-minute frequency fluctuations in the grid due to demand and supply changes. Buffering with advanced energy storage systems provide services that are more cost effective and efficient versus running power plants at sub-optimal operating levels to meet demand. This practice also frees up power plant capacity normally reserved for frequency regulation and standby to produce more electricity and correlated revenues.

Battery Types

The most common battery technologies currently available to address the electric vehicle and grid management markets include the following:

Lead-acid Batteries: Lead-acid is one of the most developed battery technologies as it has been in use since the 1800s. It is relatively easy to manufacture and is inexpensive and ubiquitous energy storage medium. Automobile manufacturers use lead-acid for starter batteries and lead-acid has been used widely in electric vehicle and grid management solutions. Unfortunately, lead-acid batteries weigh more per unit of stored energy and have less power output per unit mass versus advanced energy storage system technologies and thus are not well suited for advanced applications such as grid management devices and electric vehicles. In addition, lead can be hazardous to the environment and there are efforts in many countries to phase this legacy technology out over time.

Nickel Batteries: Nickel batteries, NiCd (nickel cadmium) or NiMH (nickel metal hydride) are durable and inexpensive technologies with relatively high power. Unfortunately, cadmium is not a safe material and exposure can result in health hazard to humans and damage to the environment. An alternative to the toxic NiCd battery is NiMH, which has greater energy versus lead-acid batteries and is more suitable to a wider range of applications. The NiMH was used in early electric vehicles and some other bulk storage applications. Unfortunately, these chemistries are not as energy dense as advanced lithium batteries and thus are now being leveraged out of the advanced energy storage system market by more energy dense chemistries.

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

Advanced Energy Storage Lithium Batteries: The current generation of advanced energy storage lithium batteries was developed in the late 1990s. These new chemistries improve upon energy density, volumetrics and weight metrics. There have also been great enhancements to the safety of these modern lithium batteries. Heat and catastrophic failure issues do not plague advanced energy storage systems today. There has also been a significant increase in modern lithium batteries’ cycle life. This makes today’s advanced energy storage systems the most conducive to electric vehicle and grid management use.

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

Current Advanced Energy Storage Application Needs

There are a number of features required of advanced energy storage applications today, such as:

Target Application Power: An advanced energy storage system must be able to deliver the electrical power required. Electrical power, measured in watts, is the rate at which electrical energy is delivered. Electric vehicles, in particular, need enough power to assure smooth acceleration through a systems discharge curve and grid management systems need enough power to meet load demands.

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

High Power: The energy that an advanced energy storage system can provide in total depends on the power requirements of the device in which it is installed. When an advanced energy storage system delivers higher power, the available energy of the advanced energy storage system is less than if it was delivering lower power. Advanced energy storage systems are better suited to deliver high power versus legacy lead-acid. For example, the higher power required to push a vehicle like an electrically propelled boat through the water would be detrimental to legacy power technologies because their lack of ability to operate as efficiently in high power applications. Advanced energy storage systems are able to supply a high power required without detriment to the energy storage system.

Safe Operation: For almost all electric vehicle and grid management solutions the safety of an advanced energy storage system is of upmost importance. Legacy lead-acid batteries tend to get hot with heavy operation and the toxic nature of these legacy chemistries can be troublesome in the event of a cell breach. Advanced energy storage systems focus on chemistries that do not violently react with oxygen so a cell breach is less likely to result in an explosion or fire.

Extended Life: The cycle life of an advanced energy storage system is the total number of times the system can be charged and discharged while still performing to specification in the device installed. Legacy lead-acid technologies often do not perform to specification past a few hundred cycles in electric vehicle or grid management devices. In comparison, an advanced energy storage system can last five to ten times as long in the same device.

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

Lowest Cost: Advanced energy storage systems provide power dense solutions with extended cycle life which, together, equate to very cost conscious solutions for most applications in the electric vehicle and grid management market segments. We believe that, in our products, advanced energy storage systems can cost much less than legacy lead-acid technologies over the course of device operation.

Our Products and Services

We seek to gain market share in the advanced energy storage segment with our system technologies that extend life, add much needed safety mechanisms, and communication and cycle life memory tools. We are focused on cell and system management tools. From our modular 24-volt energy storage solutions to stackable charging, we provide the building blocks to create custom systems designed for a diverse set of applications. Whether it is vehicle or grid storage systems, we provide capable systems that meet cost and performance targets which we believe, in many cases and based on the life cycle data of the lead-acid batteries provided by the manufacturers; outperform traditional lead-acid technologies on both metrics. Our systems use lithium-ion cells that are denser in energy than traditional lead-acid batteries, which allow our batteries to hold more charge over the same weight. In addition, our BMS protects the lithium-ion batteries enabling the lithium-ion batteries to reach their full life and cycle potential and outlasting lead-acid based batteries which would have to be replaced and thereby adding additional costs over the same time period. Our systems manage individual cells and their charge cycles, which generally allows for more consistent discharge capability and ease of maintenance over an unmanaged battery. Through our BMS, we have enhanced battery systems overall to provide safer, more reliable and extended life rechargeable energy storage systems for applications including motive, marine, industrial, military, stationary, and grid management markets.

Based on our experience, we believe that, compared to our competitors, our expertise in the large format energy storage market segment is paving the way for lower cost and higher performance solutions.

BMS. Our proprietary BMS product provides three critical functions for battery systems: cell balancing, monitoring parameters and reporting errors to the system. Our BMS monitors parameters and reports errors to other devices, which can then determine the best action to take to prevent failure. Another BMS function is system cell balancing. The BMS will analyze each battery cell in the system during charge and discharge to determine which cells to balance to prevent overcharging and allow the other batteries to catch-up and equalize capacity throughout the system.

Battery Modules. We supply high-power, energy-dense advanced energy storage modules for the electrical vehicles, industrial, governmental and grid storage applications. Our primary product consists of the Flux Power 24-volt lithium pack and individual 3.2 volt cells in various sizes from 40AH to 300AH. We offer varying chemistries and configurations based on the applications. Our battery modules are designed for our BMS.

Chargers. Our smart charging solutions are designed to interface with our battery management system. Our smart chargers consist of both air-cooled and liquid-cooled chargers. These modular chargers can be stacked from 3kW – 300kW.

Application Integration. Flux Power is one of the few developers to successfully integrate lithium packs in a variety of applications including electric cars, lift equipment to portable energy storage. The technology complexity of lithium requires knowledgeable engineering and testing.

Marketing and Sales

Customer Concentrations

We currently sell products directly to our customers, through lift equipment dealers, or through battery distributors. Our direct customers vary from small companies to military integrators.

During the twelve months ended June 30, 2013, the Company had one major customer that represented more than 10% of its revenues on an individual basis, or approximately $480,000 or 62% of the Company’s total revenues, which was a result of the Company recognizing deferred revenue as previously reported. Revenue from our customer, Wheego Electric Cars (“Wheego”) was recognized on the sell-through method with their customer, which was completed during the Company’s third quarter.

During the twelve months ended June 30, 2012, the Company had four major customers that represented more than 10% of its revenues on an individual basis, or approximately $4,798,000 or 81% of the Company’s total revenues.

Technology

We believe our cell management and communication tools extend battery system life and improve system performance by managing individual cells in a system, communicating individual cell conditions to ancillary devices, and communicating individual cell conditions to other devices which either require or supply power. Whether it is vehicle or grid storage systems, we provide capable systems that meet cost and performance targets which we believe, in many cases and based on the life cycle data of the lead-acid batteries provided by the manufacturers; outperform traditional lead-acid technologies on both metrics. Our systems use lithium-ion cells that are denser in energy than traditional lead-acid batteries, which allow our batteries to hold more charge over the same weight. In addition, our BMS protects the lithium-ion batteries enabling the lithium-ion batteries to reach their full life and cycle potential and outlasting lead-acid based batteries which would have to be replaced and thereby adding additional costs over the same time period. Our systems manage individual cells and their charge cycles, which generally allow for more consistent discharge capability and ease of maintenance over an unmanaged battery by:

—	Managing individual cells within a system to maximize
➢	Life Cycles
➢	Discharge Rate
➢	Depth of Discharge per Cycle
5

—	Allowing Cells to Communicate their State of Health to
➢	Ensure Proper Charging
➢	Protect the Cells from Over Discharge
➢	Adjust System Parameters during Varying Temperature

—	Enabling other system components to adjust their functions to
➢	Protect Drive Components from Damage
➢	Tie Properly to Grid Power Systems
➢	Optimize Charge Efficiency

—	Other benefits of our battery packs
➢	Lower total costs of ownership
➢	Maintenance free
➢	Lighter in weight
➢	Longer life than lead-acid batteries

Production process

Except for some of the charger components, we design all of our own products in-house and outsource manufacturing and assembly when possible.

Batteries. Historically, Global Fluid Power Solutions, LLC (“Global”) has supplied most of our batteries based on our specifications and needs. However, in order to respond to fluctuations in demand and product cycles, Global is not our exclusive battery supplier and we are free to outsource to other batteries manufacturers that can meet our requirements and specifications. In the past we have sourced Lithium batteries from a number of suppliers. We are realigning our battery sourcing to improve consistency, responsiveness, and quality. As a result, we have signed a non-exclusive supply agreement with Henan Huanyu New Energy Technology Ltd, a Chinese company. In addition, since our battery management system and battery modules are not tied to any specific lithium-ion battery chemistry, we can source our batteries from a variety of manufacturers to meet our needs as well as our customer’s needs. We continue to consider and negotiate with other vendors for better terms, and may purchase our batteries from other vendors if their terms are more favorable.

Battery Modules and Packs. We design all of our battery modules and packs in-house. In addition, we occasionally design and assemble prototype battery packs and storage systems for our customers.

Chargers. We currently buy chargers from several sources including Alcon, PDI and Current Ways, Inc., an entity owned by James Gevarges, one of our major shareholders and director. Mr. Gevarges is also the Chief Executive Officer and President of LHV Power Corporation (“LHV Power”). During 2009, the Flux Power entered into a cancelable Term Sheet agreement (the “Term Sheet Agreement”) with a LHV Power. Pursuant to the Term Sheet Agreement, Flux Power was appointed as a distributor of LHV Power battery charging products allowing Flux Power to sell the products either separately or as part of an energy storage solution. Additionally, Flux Power was required to develop a microprocessor control board, and the associated software to enable communication between the parties’ respective products (“MCB”) which entitles Flux Power to royalties for any such units sold by the related entity. Pursuant to the Term Sheet Agreement Flux Power may purchase the products at the then current price list for distributors. Further, under the Term Sheet Agreement, if LHV Power sells its products to a different distributor Flux Power is entitled to a distribution fee equal to 20% of the gross profits on such sale. Under the Term Sheet Agreement, it was agreed that upon completion of the MCB, and LHV Power’s sale of the MCB as part of its product offerings, LHV Power will pay Flux Power a royalty fee of $20 per MCB sold, with such royalty fees capped at $200,000. This distribution and royalty fees were capped at a total of $200,000. The parties also agreed that the obligation to pay the royalty fees and distribution fee would survive the termination or expiration of the Term Sheet Agreement and such obligation to make such payment would terminate once the total payments of the distribution and royalty fee reached $200,000 (“Distribution and Royalty Fee Obligation”). Once the Distribution and Royalty Fee Obligation has been satisfied, the parties agreed that Flux Power would no longer be required to provide any support for the MCB and the parties would negotiate a new support fee upon LHV Power’s request. This cap has not been satisfied and the Distribution and Royalty Fee Obligation still remains outstanding. The chargers are not currently under commercial production and therefore no Distribution and Royalty Fee has been received by Flux Power. Under the Term Sheet Agreement, LHV Power has ownership of all intellectual property concerning the software developed under the Term Sheet Agreement. On September 1, 2010, with our consent, LHV assigned the Term Sheet Agreement to Current Ways, Inc., a different company that is owned by Mr. Gevarges. In connection with the assignment, Current Ways, Inc. assumed all of the rights and obligations of LHV Power under the Term Sheet Agreement. The Term Sheet Agreement expired pursuant to its terms on April 1, 2011. However, Current Ways, Inc. is still subject to the Distribution and Royalty Fee Obligation which will continue until the cap of $200,000 is satisfied or the parties agree otherwise. The parties were also subject to restrictions on the use and disclosure of confidential information of the other party until April 1, 2013; as of June 30, 2013, these restrictions are no longer in effect. Pursuant to our standard purchase order terms and conditions, during the fiscal year ended June 30, 2013 and 2012 Flux Power purchased approximately $29,000 and $85,000, respectively, charger products from Current Ways, Inc., which purchases were not subject to the distribution fee or royalties under the Term Sheet Agreement.

BMS. On August 1, 2009, Flux Power entered into a Manufacturing Implementation Agreement (the “Manufacturing Agreement”) with LHV Power. Pursuant to the Manufacturing Agreement Flux Power granted LHV Power a right of first refusal to manufacture our battery management systems. Further, under the Manufacturing Agreement, Flux Power agreed to pay for any specialized tooling LHV Power may require to manufacture Flux Power’s battery management systems. Under the Manufacturing Agreement, Flux Power will retain ownership of all intellectual property developed under the Manufacturing Agreement. The Manufacturing Agreement expires on August 1, 2014. During the fiscal years ended June 30, 2013 and 2012 Flux Power paid approximately $108,000 and $263,000 respectively, to LHV Power pursuant to the Manufacturing Agreement. Although there are a limited number of manufacturers which could produce the battery management system, we believe other manufacturers could produce the products on comparable terms.  A change in manufacturer, however, could cause a delay in manufacturing.

In-House Product Assembly:

BMS units, Chargers and CAN Current Sensors: Units are outsourced and programmed and tested at our facility before shipping.

24-volt Modules: We receive completed 24-volt module cases and lids. Cells are packed in the module cases, connected to BMS, and secured in place. Lids with BMS installed are programmed and calibrated. Each full unit is sealed and tested before shipping.

Strategic Relationship with LHV Power: LHV Power is one of our early business supporters. LHV Power’s Chief Executive Officer, President and owner, James Gevarges, sits on our Board of Directors and is one of our major shareholders. LHV Power has an advanced engineering team that has produced products for Hewlett Packard, Dell, Black and Decker, Train, and Carrier. LHV has several contracts with manufacturing facilities in China and Taiwan. In the past, our BMS units and CAN Current Sensor Builds are outsourced to LHV Power where they are built to industry standards. In addition, LHV has assisted us with manufacturing assessments of our other products. Our relationship with LHV Power is governed by the Manufacturing Agreement with LHV Power as described above under section titled “Production Process.” We may outsource the manufacturing of our BMS to other manufacturers after providing LHV its right of first refusal under the terms of the Manufacturing Agreement. For the year ended June 30, 2013, and 2012, approximately 9% and 6% of our sales, respectively, were attributable to products manufactured by LHV Power.

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

Advanced Manufacturing Capabilities: We are currently seeking out advanced manufacturing relationships to further enhance our abilities.

Suppliers

We obtain a limited number of components and supplies included in our products from a small group of suppliers. During the fiscal years ended June 30, 2013 we had one supplier who accounted for more than 10% of our total purchases. LHV Power accounted for 34% of our total purchases.

During the fiscal years ended June 2012, we had one supplier who accounted for more than 10% of our total purchases. Global Fluid Power Solutions, LLC, providers of lithium batteries manufactured in China, accounted for 56%, of our total purchases.

In the past we have sourced Lithium batteries from a number of suppliers. We are realigning our battery sourcing to improve consistency, responsiveness, and quality. As a result, we have signed a non-exclusive supply agreement with Henan Huanyu New Energy Technology Ltd, a Chinese company.

Research and Development

Research and development expenses for the fiscal years ended June 30, 2013 and 2012 were approximately $992,000 and $590,000, respectively. Such expenses consist primarily of materials, supplies, salaries and personnel related expenses, consulting costs and other expenses. We currently perform our research and development at our facility in Vista, California. We seek to develop innovative new and improved products for cell and system management along with associated communication, display, current sensing and charging tools.

Competition

Our competitors are major domestic and international companies such as LG Chem, Matsushita Industrial Co., Ltd. (Panasonic), Sony, Toshiba and SAFT, Valence, Dow-Kokam, Thundersky, Winston Battery, Altair Nanotechnologies, and Ener1. These competitors have received significant financial support from private investors, public offerings and federal, state, and local grants, subsidies, and incentives and have heavily invested in manufacturing capacity for their chosen markets. Our competitors, in general, have more funding and bigger sales, marketing and research efforts than we do.

We believe that we have several technological and business advantages over our competitors, which will lead to our success in the advanced energy storage market. Our concentration on cell and system management tools has allowed us to compete with a much lower capitalization structure. Further, since our BMS are not based on any specific cell chemistries, we can source cells from different manufacturers based on the performance needs and cost. This flexibility in cell sourcing allows us to provide complete storage systems at much lower cost versus our current competition. We are also differentiated by the ability to integrate battery packs successfully into a variety of applications.

Our marketing and sales strategy is to actively pursue the following market segments:

Lift Equipment – Material Handling Equipment: The advantage of the lift equipment market is that it is an indispensable piece of equipment in manufacturing and warehousing operations. Lift equipment vehicles are not new technology and don’t require new testing which can cause delays in product placement. The existing lift equipment market uses lead-acid batteries, which is outdated technology and can lead to customer dissatisfaction with life cycles, performance, and additional maintenance costs. The replacement of lead-acid batteries with lithium cells dramatically extends the battery system life, lowering the overall cost of ownership to a level which makes lithium competitive with lead-acid in numerous applications. We believe with marketing efforts we will be able to reach larger target markets.

Grid Management Solutions: Our products’ telematics, modularity, longevity and low cost solutions fit with smart grid management solutions, peak shaving devices, bulk storage, back-up power, and frequency modulation devices at every level of grid management. These devices have the longest integration timelines, but have the potential to become our largest revenue component over time.

Military (Defense) and Municipal: Our products’ longevity, easy integration and telematics make it a fit for energy storage applications for both the military and municipal markets. These markets have longer integration timelines but will become a healthy addition to our revenue mix over the next two years.

Electric Vehicles: Our products’ cost advantage, easy integration, automotive quality design, and Federal Motor Vehicle Safety Standards (“FMVSS”) compliance make the Electric Vehicles Segment a desirable target. After small volume manufacturers, we will push into larger manufacturers.

Intellectual Property

Our success depends, at least in part, on our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of patents pending, patent applications, trade secrets, including know-how, employee and third party nondisclosure agreements, copyright laws, trademarks, intellectual property licenses and other contractual rights to establish and protect our proprietary rights in our technology. In addition to such factors as innovation, technological expertise and experienced personnel, we believe that a strong patent position is important to remain competitive. During the fourth quarter of fiscal 2013 we received approval for one of our pending patents. We have an ongoing policy of filing patent design applications to seek protection for novel features of our products and technologies.

We have developed our intellectual property portfolio through our continued investment in research and development, and through our acquisition of technologies from Epic Boat (an entity founded and controlled by Chris Anthony, our former Chief Executive Officer and current chairman of the board), Gottlieb Inventions, and Joseph Gottlieb.

Prior to the filing and granting of patents, our policy is to disclose key features to patent counsel and maintain these features as trade secrets prior to product introduction. Patent applications may not result in issued patents covering all important claims and could be denied in their entirety. As of June 30, 2013, we filed patent applications in the United States, EU & China.

In connection with our BMS, we are actively pursuing patent applications relating to determining battery life and remaining battery life cycles. Patent applications relating to these inventions will soon be filed with the U.S. Patent & Trademark Office. For certain applications represented above, foreign filings are in process in key markets like the European Union and China. In addition, we have a number of trademark applications and registrations protecting the Flux Power name and logo. These include Flux, Flux Power, and the Flux Power logo.

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

Occupational Safety and Health Regulations. The California Division of Occupational Safety and Health (“Cal/OSHA”) and other regulatory agencies have jurisdiction over the operations of our Vista, California facility. Because of the risks generally associated with the assembly of advanced energy storage systems we expect rigorous enforcement of applicable health and safety regulations. Frequent audits by or changes, in the regulations issued by Cal/OSHA, or other regulatory agencies with jurisdiction over our operations, may cause unforeseen delays and require significant time and resources from our technical staff.

Employees

As of June 30, 2013, we have ten (10) full-time employees. We engage outside consultants for business development and operations or other functions from time to time. None of our employees are currently represented by a trade union. We consider our relations with our employees to be good.

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

Risk Factors Relating to Our Business

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

In their audit opinion issued in connection with our financial statements as of June 30, 2013 and for the year then ended, our independent registered public accounting firm included a going concern explanatory paragraph which stated there was substantial doubt about our ability to continue as a going concern.  We have prepared our financial statements on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. Our financial statements do not include any adjustments that would be necessary should we be unable to continue as a going concern and, therefore, be required to liquidate our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.  If we are unable to continue as a going concern, our stockholders may lose all or a substantial portion or all of their investment.

We have a history of losses and negative working capital and currently have no funds available under our credit facilities, and require additional funding to support operations and provide working capital for growth.

As of June 30, 2013, we had a cash balance of approximately $20,000, negative working capital of approximately $408,000 and an accumulated deficit of approximately $3,977,000. We have a history of losses and have experienced a lack of revenue due to the time to launch our revised business strategy. We have experienced a decrease in our revenues and gross profit. Our revenues for the fiscal year ended June 30, 2013, decreased approximately $5,158,000, or 87%, compared to the year ended June 30, 2012. Our gross profit for the fiscal year ended June 30, 2013, decreased by approximately $1,145,000 or 99%, compared to the fiscal year ended June 30, 2012. The Company does not currently believe that its existing cash resources are sufficient to meet its anticipated needs during the next twelve months. Our operations have been primarily funded through the sale of our securities and borrowings under our credit facilities. Our continued operations and growth are dependent on our ability to complete equity financings, make borrowings under our credit facilities or/and generate revenues. Since June 2012 we have been conducting private placements of our common stock and warrants to accredited investors in efforts to raise up to $4.0 million. To date, we have raised approximately $2,106,000, net, but are short of our target of $4.0 million, excluding transaction costs. In addition, for the twelve months ended June 30, 2013, we have relied on our credit facilities to provide working capital and have borrowed approximately $2,468,000 under our existing credit facilities. We have no availability under our credit facilities, our currently primary credit line holder, Esenjay Investments, LLC, is funding us as needed until private placements are closed. The Company is currently pursuing additional sources of funding including, which could result from certain distributor relationships, joint operating ventures, acquisitions or mergers. We expect to cover our anticipated operating expenses through cash on hand, collections on additional customer billings and proceeds from the private placement of equity securities. However, there is no guarantee we will be able to obtain additional funds in the future if required or that funds will be available on terms acceptable to us, or that shareholders will not experience dilution as a result of funds raised through the sale of securities. If such funds are not available, management will be required to curtail its investments in additional sales and marketing and product development resources and capital expenditures, which may have a material adverse effect on the Company’s future cash flows and results of operations, and its ability to continue operating as a going concern.

Our substantial level of indebtedness and an event of default under existing notes and credit facility could adversely affect our business, financial condition, results of operations or liquidity.

We have substantial indebtedness and we have relied on our credit facilities to provide working capital and have borrowed approximately $2,468,000 under our existing credit facilities. We have no availability under our credit facilities; however we have continued to borrow funds from Esenjay Investments, LLC (“Esenjay”), in anticipation of negotiating our outstanding notes. Substantially all of our assets are secured under the notes due Esenjay as follows; revolving note for $1.0 million (“Revolving Note”), additional note payable of $250,000 (“bridge note”) and line of credit for $1.5 million (“Credit Line”). In the event of default under the Revolving Note, bridge note and Credit Line, the interest rate on unpaid balance will accrue at a default interest rate of 18%, 18% and 11%, respectively, or the highest rate allowed by law (which is less). In addition, as a secured party, upon an event of default, Esenjay will have a right to the collateral granted to them under the Revolving Note, bridge note and Credit Line, and we may lose our ownership interest in the assets. A loss of our collateral will have material adverse effect on our operations, our business and financial condition.  As of September 30, 2013, we have not paid the amount due under the Revolving Note on the maturity date and are not in compliance with the terms of the Revolving Note.  As a result, the unpaid balance is subject to a default interest rate of 18% or the highest rate allowed by law (whichever is less) and Esenjay has a right to exercise its rights as a secured party.  As of October 15, 2013, Company is in the process of renegotiating the Revolving Note, bridge note and Credit Line with Esenjay to extend the maturity dates through December 31, 2015. In addition, the parties are negotiating that further draws on the line of credit will be at a reduced interest rate.  In addition, it is contemplated that Esenjay will be granted an option to convert up to $400,000 of outstanding debt and interest to common stock at $0.06 per share by December 31, 2013, and an option to convert outstanding debt and interest to common stock at $0.30 per share until December 31, 2015.

We have recently realigned our marketing focus to smaller number of products and selling to customers that do not require extensive product development.

Since 2010, the Company has focused on providing customized solutions to larger OEM customers.  Recent experience has shown that the Company could achieve higher longer-term revenue by focusing on a smaller number of products and selling to customers that do not require extensive and lengthy product development and negotiation periods. An example has been the recent decision by NACCO to pursue a much larger supplier that can provide extensive resources to support lengthy prove-out requirements for one of their product areas.  As a response, the Company has determined it will narrow its focus to product segments including “lift equipment” and “micro-grid energy storage”. The Company feels that it is well positioned to address these markets, which include applications such as industrial electric vehicles like lift equipment, tug equipment, back-up power, grid tie power, solar storage, electric service vehicles and pallet drivers. However, the Company cannot guarantee that it will be successful in transitioning companies in these segments from legacy lead-acid technologies to our advanced energy storage solutions.

  Flux Power’s limited operating history makes evaluating its business and future prospects difficult and may increase the risk of your investment.

There are risks and difficulties Flux Power faces as an early stage company with limited operating history. If Flux Power does not successfully address these risks, its business, prospects, operating results and financial condition will be materially and adversely harmed. Flux Power began delivering its first battery product and BMS in the second quarter of 2010, and as of June 30, 2013, we have 31 customers, almost all of which are in the Lift Equipment, Electric Vehicle, Emergency Back-Up Power Supply, or Solar Storage market segments. Flux Power has a very limited operating history on which investors can base an evaluation of its business and operating results can vary significantly.

 Flux Power has not derived material revenues from its handheld or charger products, during the twelve months ended June 30, 2013, less than 5% of its revenue was derived from such sales. Flux Power intends to extend the application of its battery products and BMS for industrial energy storage, government applications and specialty applications. There are no assurances that Flux Power will be able to successfully extend the application of our battery products and BMS into other targeted end markets.

Our success depends on the success of manufacturers of the end applications that use our battery products and BMS.

Because our products are designed to be used in other products such as lift equipment, our success depends on whether end application manufacturers and their end dealers will incorporate our battery products and BMS in their products. Although we strive to produce high quality battery products and BMS, there is no guarantee that end application manufacturers will accept our products. Our failure to gain acceptance of our products from these manufacturers could result in a material adverse effect on our results of operations.

Additionally, even if a manufacturer or their end dealers decides to use our batteries, the manufacturer may not be able to market and sell its products successfully. The manufacturer’s inability to market and sell its products successfully could materially and adversely affect our business and prospects because this manufacturer may not order new products from us. Therefore, our business, financial condition, results of operations and future success would be materially and adversely affected.

Lithium-ion battery modules have been observed to catch fire or vent smoke and flame, and such events have raised concerns over the use of high-power batteries in electric vehicles.

We sell and supply high-power lithium based battery modules for the electrical vehicles and we intend to supply these lithium packs for industrial, governmental and grid storage applications. Historically, lithium-ion batteries in laptops and cellphones have been reported to catch fire or vent smoke and flames, and more recently, news have been reported that several electric vehicles that use high-power lithium-ion batteries have caught on fire which trigger investigation as to the cause of the fires. As such, any adverse publicity and issues as to the use of high-power batteries in automotive or lift equipment applications will affect our business and prospects since we sell and supply high-power lithium based battery packs for electric vehicle application. In addition, any failure of our battery modules may cause damage to the vehicle or lead to personal injury or death and may subject us to lawsuits. We may have to recall our battery modules, which would be time consuming and expensive.

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

We may be unable to successfully execute our long-term growth strategy or increase our current revenue levels.

We can provide no assurance that our revenues will grow. Our ability to maintain our revenue levels or to grow in the future depends upon, among other things, adequate capital to support current operations and the continued success of our efforts to maintain our brand image and bring new products to market and our ability to expand within our current distribution channels.

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

We are dependent on one core technology and product category and limited products to generate revenues. We cannot assure you that these or other future products will achieve customer acceptance to attain a level of sales to support our operating costs. Historically the vast majority of our product sales were generated from a small number of customers, however we are concentrating on increasing our customer base in the lift equipment market to expand our product placement. We currently do not have long-term agreements with any of our customers. Future agreements with respect to pricing, returns, promotions, among other things, are subject to periodic negotiation with each customer. No assurance can be given that current customers will continue to do business with us. The loss of any of our significant customers will have a material adverse effect on our business, results of operations, financial condition and liquidity. In addition, the uncertainty of product orders can make it difficult to forecast our sales and allocate our resources in a manner consistent with actual sales, and our expense levels are based in part on our expectations of future sales. If our expectations regarding future sales are inaccurate, we may be unable to reduce costs in a timely manner to adjust for sales shortfalls.

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

The global economy is trying to recover from a pronounced economic downturn. Global financial markets are continuing to experience disruptions, including severely diminished liquidity and credit availability, modest consumer confidence, slow economic growth, stagnant unemployment rates, and uncertainty about economic stability. Given these uncertainties, there is no assurance that there will not be deterioration in the global economy, the global financial markets and consumer confidence. If economic conditions deteriorate our business and results of operations could be materially and adversely affected.

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

Companies, organizations or individuals, including our competitors, may hold or obtain patents, trademarks or other proprietary rights that would prevent, limit or interfere with our ability to make, use, develop or sell our battery products and BMS, which could make it more difficult for us to operate our business. Companies holding patents or other intellectual property rights relating to battery packs or electronic power management systems may bring suits alleging infringement of such rights or otherwise asserting their rights and seeking licenses. In addition, if we are determined to have infringed upon a third party’s intellectual property rights, we may be required to do one or more of the following:

—	cease selling, incorporating or using products that incorporate the challenged intellectual property;
—	obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms or at all; or
—	re-design our battery management systems.

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

We cannot be certain that we are the first creator of inventions covered by pending patent applications or the first to file patent applications on these inventions, nor can we be certain that our pending patent applications will result in issued patents or that any of our issued patents will afford protection against a competitor. In addition, patent applications that we intend to file in foreign countries are subject to laws, rules and procedures that differ from those of the United States, and thus we cannot be certain that foreign patent applications related to issue United States patents will be issued. Furthermore, if these patent applications issue, some foreign countries provide significantly less effective patent enforcement than in the United States.

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

We believe that our success is largely dependent upon the continued service of the members of our management team, who are critical to establishing our corporate strategies and focus, and ensuring our continued growth. Our continued success will depend on our ability to attract and retain a qualified and competent management team in order to manage our existing operations and support our expansion plans. Although we are not aware of any change, if any of our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Therefore, our business may be severely disrupted, and we may incur additional expenses to recruit and retain new officers. In addition, if any of our executives joins a competitor or forms a competing company, we may lose some of our customers.

Workforce reductions may impair our ability to comply with legal and regulatory requirements as a Public Company.

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

We may face significant costs relating to Occupational Safety and Health Regulations

The California Division of Occupational Safety and Health (“Cal/OSHA”) and other regulatory agencies have jurisdiction over the operations of our Vista, California facility. Because of the risks generally associated with the assembly of advanced energy storage systems, we expect rigorous enforcement of applicable health and safety regulations. Frequent audits by or changes in the regulations issued by Cal/OSHA, or other regulatory agencies with jurisdiction over our operations, may cause unforeseen delays and require significant time and resources from our technical staff.

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

As of September 6, 2013, our present directors and executive officers, and their respective affiliates beneficially owned approximately 81% of our outstanding common stock, including underlying options that were exercisable or which would become exercisable within 60 days.  As a result of their ownership, our directors and executive officers and their respective affiliates collectively are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  This concentration of ownership may also have the effect of delaying or preventing a change in control.

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

The following is a quotation from subparagraph (i)(B)(2) of Rule 144: “Notwithstanding paragraph (i)(1), if the issuer of the securities previously had been an issuer described in paragraph (i)(1)(i) but has ceased to be an issuer described in paragraph (i)(1)(i); is subject to the reporting requirements of section 13 or 15(d) of the Exchange Act; has filed all reports and other materials required to be filed by section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months (or for such shorter period that the issue was required to file such reports and materials), other than Form 8-K reports (§249.308 of this chapter); and has filed current “Form 10 information” with the Commission reflecting its status as an entity that is no longer an issuer described in paragraph (i)(1)(i), then those securities may be sold subject to the requirements of this section after one year has elapsed from the date that the issuer filed “Form 10 information” with the Commission.” As a “shell company” immediately prior to the Reverse Acquisition, we are subject to additional restrictions under Rule 144 which provides that no sales of our restricted securities could be sold until we have complied with subparagraph (i)(B)(2) of Rule 144.

ITEM 1B — UNRESOLVED STAFF COMMENTS

None.

ITEM 2 — PROPERTIES

Effective July 1, 2013, the Company relocated its principal office and manufacturing to Vista, California. The Company entered into a month-to-month sub-lease agreement for shared space with a related party. The agreement provides for monthly payments of approximately $4,950.

During the period from July 2011 to December 2011 the Company entered into a sublease agreement with a related party for approximately $6,600 per month for a portion of Flux’s former facility space in Escondido, California. The Company recorded rent expense, net of sublease income during the fiscal years ended June 30, 2013 and 2012, of approximately $161,000 and approximately $106,000, respectively. On June 30, 2013, the sublease was terminated.

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

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Data

Our common stock started quotation on the OTCQB under the stock symbol “LNPI.” On June 14, 2012, our symbol was changed to “FLUX.” The following table sets forth the range of the closing bid prices for our common stock for the period July 1, 2012 through June 30, 2013, for each of the quarters ended on the date set forth below.  Such prices represent inter-dealer quotations, do not represent actual transactions, and do not include retail mark-ups, mark-downs or commissions.

	High	Low
Fiscal year ended June 30, 2013
First quarter	$1.75	$1.75
Second quarter	$0.84	$0.84
Third quarter	$0.86	$0.86
Fourth quarter	$0.15	$0.10
Fiscal year ended June 30, 2012
First quarter	$0.29	$0.29
Second quarter	$0.29	$0.29
Third quarter	$0.29	$0.29
Fourth quarter	$2.35	$2.25

Shareholders

The approximate number of record holders of our common stocks as of September 6, 2013 was 1,341.

Recent Sales of Unregistered Securities

Common Stock and Warrants

(a)	Private Placement – June and July 2012

In June 2012, we initiated a private placement of our common stock and warrants to accredited investors to purchase up to 8 Units, at a price of $500,000 per Unit, with each Unit consisting of 1,207,185 shares of our common stock and 241,437 five (5) year warrants to purchase one share of our common stock at an exercise price of $0.41 per share. The Company issued 2,813,000 shares and 562,551 warrants raising approximately $1,126,000 in net proceeds through June 30, 2012, and in July 2012 of fiscal 2013 the Company issued 1,690,063 shares and 338,013 warrants raising net proceeds of approximately $672,000.

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

(c) Option Exercises

During the twelve months ended June 30, 2013, in connection with the exercise of options by our former employees, we issued 549,552 shares of our common stock for net proceeds of $22,000. The shares of common stock issued have not been registered under the Securities Act and have been issued pursuant to exemption available under Section 4(a)(2) of the Securities Act.

Purchases of Equity Securities

We have never repurchased any of our equity securities.

Dividends

The Company did not declare or pay dividends on its common stock during fiscal years 2013 and 2012 and we presently do not expect to declare or pay such dividends in the foreseeable future and expect to reinvest all undistributed earnings to expand our operations, which the management believes would be of the most benefit to our shareholders. The declaration of dividends, if any, will be subject to the discretion of our Board of Directors, which may consider such factors as our results of operations, financial condition, capital needs and acquisition strategy, among others.

Equity Compensation Plan Information

Flux Power adopted the 2010 Stock Option Plan (“Option Plan”) which reserved 2,000,000 shares of common stock for issuance upon exercise of options. As of June 30, 2013, the number of shares of common stock outstanding under the Option Plan was 2,527,388. Subsequent to the Company’s Reverse Acquisition on June 14, 2012, options under the Option Plan were no longer available for issuance. Alternatively, non-qualified option grants can be approved by the Company’s Board of Directors. Further issuance by the Board of Director’s will require submission of a registration statement with the SEC to establish a new option plan.

The following table contains information relating to the Option Plan as of June 30, 2013, as assumed and adjusted by us pursuant to the Reverse Acquisition:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, and Warrants	Weighted-Average Exercise Price of Outstanding Options, and Warrants	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column A)
Equity compensation plans not approved by security holders	2,527,388	$0.15	0

Total	2,527,388	$0.15	0

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

ITEM 6 — SELECTED FINANCIAL DATA

As a Smaller Reporting Company as defined by Rule12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

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

Overview

We design, develop and sell rechargeable advanced energy storage systems. We have developed an innovative high power battery cell management system (“BMS”) and have structured our business around this core technology. Our proprietary BMS provides three critical functions to our battery systems:

•	Cell Balancing: This is performed by continuously adjusting the capacity of each cell in a storage system according to temperature, voltage, and internal impedance metrics. This management assures longevity of the overall system.

•	Monitoring: This is performed through temperature probes, a physical connection to individual cells for voltage and calculations from basic metrics to determine remaining capacity and internal impedance. This monitoring assures accurate measurements to best manage the system and assure longevity.

•	Error reporting: This is performed by analyzing data from monitoring each individual cell and making decision on whether the individual cell or the system is operating out of normal specifications. This error reporting is crucial to system management as it ensures ancillary devices are not damaging your storage system and will give the operator an opportunity to take corrective action to maintain long overall system life.

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

We are currently primarily focusing on the lift equipment with dealers/distributors, and secondarily, with the non-OEM micro-grid market. We anticipate that these markets will be the strongest for aggressive revenue growth over the coming year. A Prototype Agreement with NACCO confirmed that our advanced energy storage systems can address a broad range of lift equipment. However, the OEM market proved to be elusive and time consuming. In addition, working exclusively with one manufacturer would significantly limit our market opportunity. As such, we have shifted our focus from an OEM market to a non-OEM markets which pose fewer barriers to entry. Currently, we are working with various lift equipment OEM’s, their dealers and battery distributors to bring our advanced energy storage systems to the lift equipment market which provides a more direct market path without the delays and issues that accompany an OEM’s world-wide deployment of new energy solutions for lift truck equipment.

The micro-grid market includes working with companies like Powerful Battery Systems Inc. to provide mobile and man-portable advanced energy storage to act as gas generator replacements and convenient mobile power for lighting, disaster preparedness, communications and water filtration. We have demonstration units currently being evaluated by the U.S. military providing us with their assessment and feedback. Additionally, we have placed solar, grid-tie energy storage in an office setting facility to evaluate the results of the output to meet operational needs.

Recent Developments and Events

Financing

During our fiscal year ended June 30, 2013, we generated aggregate net proceeds of approximately $1,000,000 from the sales of common stock and warrants and the exercise of stock options, and approximately $1,618,000 from borrowings under existing debt agreements. Subsequent to June 30, 2013 we have borrowed additional amounts totaling approximately $403,000 under existing debt agreements. As part of the Company’s financing plan established in fiscal 2012, we engaged a financial advisor to assist in securing additional equity capital of $2.5 million earlier this year. However, that effort did not yet produce funding and the Company is pursuing another financial advisor to assist it in raising the necessary required capital. As discussed further under Liquidity and Capital Resources, we do not currently believe that our existing cash resources are sufficient to meet its anticipated needs during the next twelve months, and that additional financing is required by October 31, 2013 to support current operations.

Proposed Acquisition

In June 2013, the Company entered into a non-binding letter of intent (“LOI”) to acquire KleenSpeed Technologies (“KleenSpeed”). KleenSpeed develops technology for distributed energy markets, including grid storage. The LOI proposes that upon the successful closing of the acquisition, KleenSpeed will become a wholly-owned subsidiary of Flux Power and Flux Power’s Board of Directors will be expanded from three members to five members with KleenSpeed’s current CEO, Timothy Collins, joining the Board of Flux Power and assuming the role of Executive Chairman of Flux Power. While the specific terms of the acquisition will be announced upon the execution of a definitive agreement, the acquisition is expected to be completed within the next twelve months. The LOI contemplates that 11 million shares of Flux Power common stock would be issued to KleenSpeed shareholders upon closing as consideration for the purchase of KleenSpeed. In addition, the LOI contemplates that the consummation of the acquisition will be conditioned upon other customary closing conditions and the successful completion of a private placement of Flux Power’s common stock (the “Shares”) for a minimum of $800,000 and a maximum of $2,500,000, with the proceeds to be used primarily as working capital and future product development. The Shares will not be registered under the Securities Act of 1933, as amended (the “Securities Act”) or applicable state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state laws. The Shares will be offered only to “accredited investors” in reliance on Regulation D promulgated by the Securities and Exchange Commission (“SEC”) under the Securities Act. As of September 9, 2013 there have been no changes to the original LOI.

Advisory Agreements

Baytree Capital - Related Party. On June 14, 2012, the Company entered into an Advisory Agreement (“Advisory Agreement”) with Baytree Capital, a significant shareholder of the Company, pursuant to which Baytree Capital agreed to provide business and advisory services for 24 months in exchange for 100,000 restricted shares of our newly issued common stock at the commencement of each six (6) month period in return for its services, and a warrant to purchase 1,837,777 restricted shares of our common stock for a period of five (5) years at an exercise price of $0.41 per share (“Advisory Agreement Warrants”). In connection with this agreement, the estimated fair value of the warrants issued in the approximate amount of $3,258,000 was recorded as prepaid advisory fees, which is expected to be amortized on a pro-rata basis over the term of the agreement. During the twelve months ended June 30, 2013 and 2012, we recorded expense of approximately $1,629,000 and $68,000 respectively based on the amortization of the prepaid advisory fees, as of June 30, 2013 the total remaining balance of the prepaid advisory fees was approximately $1,561,000. Baytree Capital agreed to forego issuance of common stock to them for the first six-month period beginning June 14, 2012.

In accordance with the Advisory Agreement, on December 14, 2012 which was the beginning of the second six-month period, a liability was recorded based on that day’s stock price for the anticipated issuance of 100,000 shares of common stock. On February 25, 2013 we issued Baytree Capital 100,000 restricted shares of our newly issued common stock as previously accrued, for the second six-month period beginning June 14, 2012. These shares were valued at $0.90 per share, based on the price per share of the Company’s common stock on February 25, 2013, for the total of $90,000 due to Baytree Capital. The Company recorded $90,000 of prepaid advisory fees that were amortized through June 14, 2013, when the next 100,000 common shares were due to be issued to Baytree Capital. The prepaid advisory fees were adjusted for amortization already recognized from the original issuance due date of December 14, 2012.

In accordance with the Advisory Agreement, on June 14, 2013 which was the beginning of the third six-month period, a liability was recorded based on that day’s stock price for the anticipated issuance of 100,000 shares of common stock. These shares were valued at $0.60 per share, based on the price per share of the Company’s common stock on June 14, 2013, for the total of $60,000, which is recorded on the Company’s balance sheet and is included in accrued expenses. As of June 30, 2013, $55,000 remains in prepaid expense and $5,000 has been recognized as consulting expense. On July 9, 2013 we issued Baytree Capital 100,000 restricted shares of our newly issued common stock as accrued for as of June 30, 2013, for the third six-month period.

Caro Capital, LLC. On April 4, 2013, the Company entered into an Advisory Agreement (“Agreement”) with Caro Capital, LLC (“Caro Capital”), pursuant to which Caro Capital agreed to provide business and advisory services, management consulting, shareholder information and public relations for six (6) months in exchange for 500,000 restricted shares of our newly issued common stock. Upon execution of the Agreement, Caro Capital was issued 100,000 shares of restricted stock per the contract terms, which were valued at $44,000 based on the closing price of our common stock on the issuance date. The contract calls for subsequent issuance of 100,000 shares at 30-day increments to the first tranche. Per the terms of the Agreement, Caro Capital is entitled to the second and third tranche issuance of 100,000 shares of restricted stock each. As of June 30, 2013 the Company has not issued these shares. The second tranche shares were valued at $0.50 per share, based on the price per share of the Company’s common stock on May 4, 2013, when the second tranche shares were due to be issued, for the total of $50,000 and the third tranche shares were valued at $0.32 per share, based on the price per share of the Company’s common stock on June 4, 2013, when the third tranche shares were due to be issued, for the total of $32,000. The combined costs associated with the 200,000 shares to be issued of approximately $82,000 was recorded as consulting expense during the fourth quarter ended June 30, 2013 and is included in accrued expenses as of June 30, 2013 on the Company’s balance sheet. On June 3, 2013, the Company terminated the Agreement with Caro Capital effective July 3, 2013.

The common shares issued for services are restricted and have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act.

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

The Company believes the following critical accounting policies and estimates affect the preparation of our financial statements:

Inventory Valuation

Inventories consist primarily of batteries, battery management systems and the related subcomponents, and are stated at the lower of cost (first-in, first-out) or market. Prepaid inventory represents deposits made by us for inventory purchases. We evaluate inventories to determine if write-downs are necessary due to obsolescence or if the inventory levels are in excess of anticipated demand at market value based on consideration of historical sales and product development plans. The Company recorded an adjustment related to obsolete inventory in the amount of approximately $77,000 and $26,000 during the fiscal year ended June 30, 2013 and 2012, respectively.

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

During the twelve months ended June 30, 2013, the Company recognized approximately $480,000 of previously deferred revenue (as the right of return was waived) and the related product cost of approximately $429,000.

Classification of Equity Instruments

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 815, Derivatives and Hedging to classify and value warrant liabilities. Warrants classified as derivative liabilities are recorded at their fair values at the issuance date and are revalued at each subsequent reporting date, using a Monte Carlo simulation (“MCS”). A MCS model uses a simulation technique to generate multiple random price paths for the stock price to simulate many possible future outcomes, which are then discounted at the risk-free rate. These simulated paths are then averaged to determine the fair value of the warrants (see Note 8, to the financial statements).

Our outstanding warrants offer the holders of such warrants protection against dilution whereby the exercise price of the warrants can be adjusted if the Company completes a subsequent round of financing at less than $1 per share. This provision requires the warrants described below be accounted for as derivative liabilities.

Share-based Compensation

We account for share-based compensation in accordance with the provisions of Accounting Standards Codification (“ASC”) 718, “Compensation—Stock Compensation” (“ASC 718”) and ASC 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”) requiring the measurement and recognition of compensation expense for all share-based payment awards based on estimated grant or measurement date fair values. ASC 718 ASC 505-50 require the use of subjective assumptions, including expected stock price volatility, forfeitures and the estimated term of each award. If actual results differ significantly from our estimates, stock-based compensation expense and our results of operations could be materially impacted.

Segment and Related Information

We operate as a single reportable segment.

Comparison of Results of Operations

For the years ended June 30, 2013 and June 30, 2012

Net Income (Loss)

During fiscal 2013 the Company reported net income of approximately $351,000 as compared to a net loss of approximately $2,385,000 in fiscal 2012.

Revenues

We currently sell products direct or through one of several retail distributors in North America. Our direct customers are mostly large companies while our distributors primarily distribute to smaller retail customers. Excluding the impact of the change in fair value of warrant derivative liability of $5,731,000 the Company would have reported a net loss of $5,380,000.

Revenues for the fiscal year ended June 30, 2013, decreased by approximately $5,158,000, or 87%, compared to the year ended June 30, 2012. This large decrease in sales was primarily attributable to major customers ultimately not meeting their production expectations.

Experience during the recent six months ending June 30, 2013 has shown that the Company may be able to achieve higher longer-term revenue by focusing on a smaller number of products and selling to customers that do not require extensive and lengthy product development and negotiation periods. An example has been the recent decision by NACCO to pursue a much larger supplier that can provide extensive resources to support lengthy prove-out requirements for one of their product areas.  As a response, the Company has narrowed its focus to product segments including “micro-grid energy storage” and “lift equipment”. The Company feels that it is well positioned to address these markets, which include applications such as industrial electric vehicles like electric forklifts, floor scrubbers, back-up power, grid-tie power, solar storage, electric service vehicles, pallet drivers, and mobile cooling units. However, the Company cannot guarantee that it will be successful in transitioning companies in these segments from legacy lead-acid technologies to our advanced energy storage solutions.

Cost of Revenues

Cost of revenues for the fiscal year ended June 30, 2013, decreased approximately $4,013,000 or 84% compared to the fiscal year ended June 30, 2012. This large decrease in cost of revenues was attributable to decrease in related sales costs as discussed above.

Gross Profit

Gross profit for the fiscal year ended June 30, 2013, decreased by approximately $1,145,000 or 99%, compared to the fiscal year ended June 30, 2012. Gross profit as a percentage of revenue for the fiscal year ended June 30, 2013, decreased to 2% compared to 20% in the fiscal year ended June 30, 2012. Gross profit margins during fiscal 2013 reflect fixed costs that did not decline as revenue declined.

Selling, and General and Administrative Expenses

Selling, and general and administrative expenses for the fiscal years ended June 30, 2013 and 2012 were approximately $2,569,000 and $2,368,000, respectively. Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, public company costs, consulting costs, professional fees and other expenses. The increase of approximately $201,000 or 8% was primarily due to public company expenses.

Amortization of Prepaid Advisory Fees

Amortization of prepaid advisory fees for the fiscal year ended June 30, 2013 was approximately $1,719,000. There were no prepaid advisory fees in fiscal 2012. The prepaid advisory fees are related to the fair value of the warrants issued under an advisory agreement with Baytree Capital dated June 14, 2012, and to value of the shares of the Company’s common stock issued pursuant to the same agreement where Baytree Capital agreed to provide business and advisory services to the Company.

Research and Development Expense

Research and development expenses for the fiscal years ended June 30, 2013 and 2012 were approximately $992,000 and $590,000, respectively. Such expenses consist primarily of materials, supplies, salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses. The increase of approximately $402,000 or 68% was primarily due to an increase in personnel costs and benefits, and an increase in material and supplies consumption.

Change in Fair Value of Warrant Derivative Liability

We follow FASB ASC Topic No. 820, Fair Value Measurements and Disclosures ("ASC 820") in connection with financial assets and liabilities measured at fair value on a recurring basis subsequent to initial recognition. Changes in the fair value as of June 30, 2013 and 2012 were approximately $5,731,000 and an increase to expense of $590,000, respectively (see Note 10, to the financial statements). The fair value of new warrant derivative liabilities and the change in the estimated fair value of derivative liabilities that we recorded during the twelve months ended June 30, 2013, related to warrants issued in connection with our private placement transactions and Baytree Advisory Agreement (see Note 6, to the financial statements).

Liquidity and Capital Resources

Overview

As of June 30, 2013, we had a cash balance of approximately $20,000, negative working capital of approximately $408,000 and an accumulated deficit of approximately $3,977,000.

Cash Flows

Operating Activities

Our operating activities resulted in net cash used in operations of approximately $3,371,000, for the fiscal year ended June 30, 2013 compared to net cash used in operations of approximately $1,494,000 for the fiscal year ended June 30, 2012.

The net cash used in operating activities for the fiscal year ended June 30, 2013 reflects our use of proceeds to build the business including increasing expenditures such as additional marketing and research and development. The net income of approximately $351,000 was offset by non-cash items including; depreciation of approximately $44,000, amortization of prepaid advisory fees of approximately $1,719,000, stock-based compensation of approximately $94,000, offset by changes in the fair value of warrants issued of approximately $5,731,000 offset by approximately $77,000 related to the valuation adjustment to inventory. Changes in operating assets and liabilities included a decrease in accounts receivable of approximately $41,000, an increase in accounts payable of approximately $77,000, a decrease in inventories of approximately $653,000 (net of $77,000 valuation adjustment to inventory). Other changes include a decrease in accrued expenses of approximately $112,000 primarily related to payroll and related costs an increase in accrued interest of approximately $116,000, an increase in customer deposits of approximately $3,000, a decrease in customer deposits from related party of approximately $62,000, a decrease in deferred revenue of approximately $480,000 and a decrease in other current assets of approximately $7,000.

The increase in net cash used in operating activities for the fiscal year ended June 30, 2012 reflects our use of proceeds to build the business including increasing expenditures such as, additional marketing and research and development and the costs of our Reverse Acquisition (see Note 1, to the financial statements). The net loss of approximately $2,385,000 offset by non - cash items; including depreciation of approximately $30,000, amortization of prepaid consulting fees of approximately $68,000, changes in the fair value of warrants issued of approximately $526,000, stock-based compensation of approximately $45,000, offset by approximately $26,000 related to the write down for obsolescence of inventory. Changes in operating assets and liabilities included an increase in accounts receivable of approximately $13,000, an increase in accounts payable of approximately $284,000, a decrease in inventories of approximately $1,263,000, (net of $26,000 write-down for obsolete inventory), additional decrease of prepaid inventories $56,000, an increase in accrued expenses of approximately $316,000 primarily related to payroll and related costs a decrease in accrued interest of approximately $23,000, a decrease in customer deposits of approximately $207,000, a decrease in customer deposits from related party of approximately $167,000, a decrease in deferred revenue of approximately $1,322,000, and other minor factors.

Investing Activities

The net cash used in investing activities for the fiscal years ended June 30, 2013 and 2012 consist primarily of purchases of equipment of approximately $41,000 and $60,000, respectively.

Financing Activities

The net cash provided by financing activities for the fiscal years ended June 30, 2013 and 2012 was approximately $2,620,000 and $2,126,000, respectively. The increase in financing activities is the result of additional requirements for capital.

Future Liquidity Needs

The Company has evaluated its expected cash requirements over the next twelve months, which include, but are not limited to, investments in additional sales and marketing and product development resources, capital expenditures, and working capital requirements and has determined that our existing cash resources are not sufficient to meet its anticipated needs during the next twelve months, and that additional financing is required by October 31, 2013 to support current operations. Based on our current and planned levels of expenditure, we estimate that total financing proceeds of approximately $ 2.5 million will be required to fund current and planned operations through June 30, 2014. In addition, we anticipate that further additional financing will be required to fund our business plan subsequent to that date, until such time as revenues and related cash flows become sufficient to support our operating costs.

 We intend to continue to seek capital through the private placement of securities. The timing of the Company’s need for additional capital will depend in part on its future operating performance in terms of revenue growth and the level of operating expenses and capital expenditures incurred. As part of the Company’s financing plan established last year, we engaged a financial advisor to assist in securing additional equity capital of $2.5 million earlier this year. While this effort has not yet produced funding, the Company is seeking alternative advisory options and is pursuing other investment structures that are anticipated to provide cash funding to the Company.

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

Going Concern

As of June 30, 2013, we have incurred net losses from operations and have incurred an accumulated deficit of approximately $3,977,000 since our inception. In addition, as of June 30, 2013 we had limited working capital and were in need of additional capital to fund operations. In their report on the annual consolidated financial statements for the fiscal year ended June 30, 2013, our independent auditors included an explanatory paragraph in which they expressed substantial doubt regarding the Company’s ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon the continued support of our stockholders to aid in financing our operations. Management’s plans are to continue to seek funding from our stockholders and other qualified investors in order to pursue our business plan.

The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. (See note 2, to the financial statements)

Off-Balance Sheet Arrangements

As of June 30, 2013, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

For the twelve months ended June 30, 2013, there were no accounting standards or interpretations issued that are expected to have a material impact on our financial position, operations or cash flows.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item begin on page F-1 with the index to financial statements followed by the financial statements.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based on the management's assessment and review of our financial statements and results for the fiscal year ended June 30, 2013, we have concluded that our disclosure controls and procedures were effective for purposes stated above.

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

Our management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. As of June 30, 2013, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of June 30, 2013 based on the COSO criteria.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding the effectiveness of the Company’s internal control over financial reporting, as such report is not required due to the Company’s status as a smaller reporting company.

Change in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the fiscal year ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B — OTHER INFORMATION

None.

PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers and Significant Employees

Identification of Directors, Executive Officers and Significant Employees

The following table and text set forth the names and ages of our current directors, executive officers and significant employees as of the date of this report. Our Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders or until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships among any of the directors and executive officers. Our Board of Director members are not paid for their service.

Name	Age	Position
Ronald F. Dutt	66	Chief Financial Officer, Interim Chief Executive Officer and President, and Interim Corporate Secretary
Christopher L. Anthony	37	Chairman and former Chief Executive Officer and President
Michael Johnson	63	Director
James Gevarges	48	Director

There are no arrangements or understandings between our directors and executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

Business Experience

Ronald F. Dutt. Director, Chief Financial Officer, interim Chief Executive Officer and President and interim Corporate Secretary. Mr. Dutt has been our Chief Financial Officer since December 7, 2012 and our interim Chief Executive Officer since June 28, 2013. Mr. Dutt has served the Company’s interim Corporate Secretary since June 28, 2013. Mr. Dutt will serve in the interim of Chief Executive Officer and Corporate Secretary until the Company and Board replaces the position(s) with qualified individuals. Prior to Flux Power Mr. Dutt, provided Chief Financial Officer and Chief Operating Officer consulting services during 2008 through 2012. In this capacity Mr. Dutt provided financial consulting, including strategic business modeling and managed operations. Prior to 2008, Mr. Dutt served in several capacities as Executive Vice President, Chief Financial Officer and Treasurer for various public and private companies including SOLA International, Directed Electronics, Fritz Companies DHL Americas, Famgro LLC, Aptera Motors, Inc., and Visa International. Currently, Mr. Dutt has served as a board member of Rising International, a not-for-profit organization in Santa Cruz, California since 2011, and as a board advisor for Tyga-Box Systems, a New York City based company since 2011. Rising International and Tyga-Box not affiliates of the Company. Mr. Dutt holds an MBA in Finance from University of Washington and an undergraduate degree in Chemistry from the University of North Carolina. Additionally, Mr. Dutt served in the United States Navy and received an honorable discharge as a Lieutenant.

Christopher L. Anthony, Chairman. Mr. Anthony has been our Chairman since June 14, 2012 and was the Company’s Chief Executive Officer from June 14, 2012 through June 28, 2013. Prior to the Company’s Reverse Acquisition of Flux Power Holdings, Inc., in June 2012 Mr. Anthony served as Chairman and Chief Executive Officer of Flux Power since it was incorporated in 2009. Mr. Anthony is the founder and a majority owner of Epic Boats, LLC (“Epic Boats”) a Delaware Corporation and has served as an R&D advisor since it was founded in 2002 and also served as Chief Executive Officer though October 2010. On June 28, 2013 Mr. Anthony resigned as Flux Power’s Chief Executive Officer to return full time to his position as Chief Executive Officer of Epic Boats to manage the day to day operations. Epic Boats is primarily engaged in the business of providing recreational and competitive watercrafts, including an electric wake boarding boat. From 2005 to 2009 Mr. Anthony served as the Chief Operating Officer of Aptera Motors, Inc., a Delaware company engaged in the business of manufacturing a three-wheel electric car (“Aptera Motors”) and was a Director of that company from 2005 to 2010. Aptera Motors and Epic Boats are not affiliates of the Company. Mr. Anthony is an expert in energy storage, electric propulsion systems, and advanced composite manufacturing processes. He has significant experience building advanced products in the marine and commuter vehicle industries. Mr. Anthony has a Bachelor’s of Science degree in finance from the Cameron School of Business.

Michael Johnson, Director. Mr. Johnson has been our director since July 12, 2012. Mr. Johnson has been a director of Flux Power since it was incorporated. Since 2002, Mr. Johnson has been a director and the Chief Executive Officer of Esenjay Petroleum Corporation (“Esenjay Petroleum”), a Delaware company located in Corpus Christi, Texas which is engaged in the business oil exploration and production. Mr. Johnson’s primary responsibility at Esenjay Petroleum was to manage the business and company as Chief Executive Officer. Mr. Johnson is director and shareholder of Esenjay Investments LLC, a Delaware company engaged in business of investing in companies, and an affiliate of the Company owning approximately 42.6% of the issued and outstanding shares of the Company. As a result of Mr. Johnson’s leadership and business experience he is an industry expert in the natural gas exploration industry and brings a wealth of management and successful company building experience to the board. Mr. Johnson received a BS degree in mechanical engineering from the University of Southwestern Louisiana in 1971.

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

Audit Committee

We have not adopted an audit committee charter. Our Board of Directors serves the function of the audit committee. The Board of Directors intends to establish an audit committee in the future.

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

Code of Conduct and Ethics

We have not adopted a Code of Conduct for our Chief Executive Officer and Senior Executive Officers.

Indemnification Agreements

We executed a standard form of indemnification agreement (“Indemnification Agreement”) with each of our Board members and executive officers (each, an “Indemnitee”).

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

Compliance with Section 16 of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission (hereinafter referred to as the “Commission”) initial statements of beneficial ownership, reports of changes in ownership and Annual Reports concerning their ownership, of Common Stock and other of our equity securities on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% stockholders are required by Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on information available to us in public filings, we believe that all reports required by Section 16(a) for transactions in the fiscal year ended June 30, 2013, were timely filed.

ITEM 11 — EXECUTIVE COMPENSATION

Compensation for our Named Executive Officers

Our named executive officers during fiscal 2013 consist of our interim and former Executive Officers as of June 28, 2013 and our former Chief Intellectual Property Officer and Corporate Secretary, our former Chief Financial Officer and Chief Operating Officer. The following tables and narratives address and explain the compensation provided to our named executive officers in fiscal 2013 and 2012.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($) (3)		Non-Equity Incentive Plan Compensation ($) (4)	All Other Compensation ($)	Total ($)

Ronald F. Dutt (7),	2013	$69,881	$—	$—	$—		$—	$—	$69,881
Chief Financial Officer and Interim Chief Executive Officer and Interim Corporate Secretary	2012	$—	$—	$—	$—		$—	$—	$—

Christopher L. Anthony(5),	2013	$174,427	$—	$—	$—		$—	$—	$174,427
Chairman of the Board and former Chief Executive Officer	2012	$127,200	$30,000	$—	$9,000	(5)	$—	$—	$166,200

Stephen G. Jackson (6),	2013	$85,985	$—	$—	$—		$—	$—	$85,985
Former Chief Financial Officer and Chief Operating Officer	2012	$64,992	$25,560	$—	$223,000	(6)	$—	$—	$313,552

(1)	Amounts listed under the “Bonus” column for fiscal 2013 and 2012 reflect the discretionary bonuses paid (if any) to each of the Named Executive Officers.
(2)	The “Stock Awards” column is the grant date fair value of stock awards issued during each respective year, adjusted where applicable for our assessment of the probability that performance conditions will be achieved. The grant date fair value was determined in accordance with the provisions of FASB ASC Topic 718. There were no stock awards issued in fiscal ended June 30, 2013 or 2012.
(3)	The “Option Awards” column is the grant date fair value of stock options granted during each respective year, adjusted where applicable for our assessment of the probability that performance conditions will be achieved. The grant date fair value was determined in accordance with the provisions of FASB ASC Topic 718 using the Black-Scholes valuation model with assumptions described in more detail in the notes to our audited financial statements included in this report. None of the stock options with performance conditions that were granted in fiscal ended June 30, 2013 or 2012 were considered probable of achieving their vesting conditions at the date of grant. Therefore the grant date fair value of such performance awards for purposes of the Summary Compensation Table was zero.
(4)	There were no bonuses paid in fiscal 2013 or 2012 related to Incentive Plan performance.
(5)

Mr. Anthony was granted on October 1, 2011 options to purchase 100,000 shares or 295,470 as adjusted (see Note 1, to the financial statements) of our common stock at $0.04 per share. The options vest quarterly over a 2-year period and expire on October 1, 2021. The fair value of the option award as of June 30, 2012 was approximately $9,000. Mr. Anthony’s options were granted for his participation as a Board of Director. Subsequently, on July 27,2013, the Company's board of director's approved on a request by Mr. Anthony to forfeit all of his, including 258,537 shares that were exercisable at June 30, 2013.

(6)	Mr. Jackson was granted on January 25, 2012 options to purchase 300,000 shares or 886,411 as adjusted (see Note 1, to the financial statements) of our common stock at $0.34 per share. The fair value of the option award as of June 30, 2012 was approximately $223,000 and unvested. As a result of the termination of Mr. Jackson on December 7, 2012, his options have been forfeited.
(7)	Mr. Dutt's Employment Agreement effective December 11,2012 provided for option grants of 200,000 and on July 30, 2013 Mr. Dutt was granted 1,750,000 shares of non-qualified stock options subject to certain vesting restrictions, respectively.

Benefit Plans

We do not have any profit sharing plan or similar plans for the benefit of our officers, directors or employees. However, we may establish such plan in the future.

Equity Compensation Plan Information

Flux Power adopted the 2010 Stock Option Plan (“Option Plan”) which reserved 2,000,000 shares of common stock for issuance upon exercise of options. As of June 30, 2013, the number of shares of common stock outstanding under the Option Plan was 2,527,388. Subsequent to the Company’s Reverse Acquisition on June 14, 2012, options under the Option Plan were no longer available for issuance. Alternatively, non-qualified option grants can be approved by the Company’s Board of Directors. Further issuance by the Board of Director’s will require submission of a registration statement with the SEC to establish a new option plan.

The following table sets forth certain information concerning our unexercised options, stock that has not vested, and equity compensation plan awards outstanding as of June 30, 2013 for the named executive officers below:

	Option Awards(1)						Stock Awards
Name	Award Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Christopher L. Anthony (2)	10/01/2011	258,537	36,933	—	$0.04	10/1/2021	36,933	$3,693	—	$—

(1)	The fair value of each option grant is estimated at the date of grant using the Black-Scholes option pricing model. Expected volatility is calculated based on the historical volatility of the Company’s stock. The risk free interest rate is based on the U.S. Treasury yield for a term equal to the expected life of the options at the time of grant.
(2)

Mr. Anthony resigned on June 28, 2013 as the Chief Executive Officer. Mr. Anthony’s options were granted for his participation as a Board of Director. Subsequently, on July 27,2013, the Company's board of director's approved on a request by Mr. Anthony to forfeit all of his, including 258,537 shares that were exercisable at June 30, 2013.

Compensation of Non-Executive Directors

As of June 30, 2013, no equity awards were issued to any of our non-executive directors.

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

Employment contracts and termination of employment and change-in-control arrangements

We have entered into an Employment Agreement with our Chief Financial Officer, Ronald F. Dutt effective December 11, 2012. Mr. Dutt is an “at-will” employee of Flux Power Holdings, Inc. The Employment Agreement provides an annual salary of $170,000 and option grants of 200,000 shares of non-qualified stock options, subject to the following vesting schedule: 25% shares vest after 12 months, and remaining shares vest monthly over 36 months. Effective May 27, 2013 Mr. Dutt agreed to a temporary reduced salary of $2,776 per month or $33,312 per year. On June 28, 2013 Flux’s Chief Executive Officer and President, Christopher Anthony tendered his resignation and the Board of Directors appointed Mr. Dutt as interim Chief Executive Officer and Corporate Secretary, to assume the duties as such and to continue to hold the position of Chief Financial Officer until further notice from the Board of Directors. Mr. Dutt is not paid additional compensation for his interim role. However, related to this added responsibility, effective July 26, 2013, the Board has authorized an increase in his salary from $2,776 to $11,333 per month, reflecting 80% restoration of the salary identified in his employment agreement dated December 7, 2012. Additionally, Mr. Dutt was granted 1,750,000 non-qualified stock options at an exercise price equal to $0.10, the fair market value of the Company’s common stock on July 30, 2013, with a vesting schedule of 50% immediately and 50% quarterly over the next four years, pursuant to the terms of the Company's form of Non-Qualified Option Agreement. All other terms of Mr. Dutt's employment agreement, dated December 11, 2012 remains unchanged.

On June 28, 2013, Christopher L. Anthony tendered his resignation as the Company’s Chief Executive Officer and President. Mr. Anthony will remain on the Company’s Board of Directors as Chairman of the Board. Mr. Anthony is a founder of Company and worked as an employee on an “at-will” basis. Mr. Anthony was paid an annual salary of $201,600. During the period from May 27, 2013 to June 28, 2013 (his resignation) Mr. Anthony agreed to a temporary reduced salary of $2,776 per month or $33,312 per year. Mr. Anthony was eligible to receive performance bonuses and participation in the Company’s incentive plan. Mr. Anthony is subject to the Company’s Non-Disclosure Agreement and Confidentiality Statement.

On December 7, 2012, Stephen G. Jackson was terminated as the Company’s Chief Financial Officer and Chief Operations Officer. In connection with Mr. Jackson’s departure, he was not entitled to any severance pay pursuant to the terms of his employment agreement effective January 12, 2012. Prior to his termination Mr. Jackson was paid an annual salary of $170,000 and was eligible to receive performance bonuses and participation in the Company’s incentive plan. Mr. Jackson was granted on January 25, 2012 options to purchase 300,000 shares or 886,411 as adjusted (see Note 1, to the financial statements) of our common stock at $0.34 per share, however as a result of his termination all granted options to Mr. Jackson have been forfeited, there were no vested shares of December 7, 2012. Mr. Jackson continues to be subject to certain provisions of the Employment Agreement relating to certain confidential information, inventions and notification of new employer, which were agreed to survive the termination of Mr. Jackson’s employment and the Employment Agreement. In addition, Mr. Jackson is also subject to the Company’s Non-Disclosure Agreement and Confidentiality Statement.

There were no performance based bonuses paid for fiscal year ended June 30, 2013.

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

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934, as amended, as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose of or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, subject to community property laws where applicable. As of September 6, 2013 we had a total of 47,555,576 shares of common stock issued outstanding.

The following table sets forth, as of September 6, 2013: (a) the names and addresses of each beneficial owner of more than five percent of our common stock known to us, the number of shares of common stock beneficially owned by each such person, and the percent of our common stock so owned; and (b) the names and addresses of each director and executive officer, the number of shares our common stock beneficially owned, and the percentage of our common stock so owned, by each such person, and by all of our directors and executive officers as a group. Unless otherwise indicated, the business address of each of our directors and executive officers is c/o Flux Power Holdings, Inc., 985 Poinsettia Avenue, Suite A, Vista, California 92081. Each person has sole voting and investment power with respect to the shares of our common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percentage of Ownership

Directors and Named Executive Officers
Christopher L. Anthony, Director and Former Executive Officer	12,077,353	(2)	25.4%
Ronald F. Dutt, Chief Executive Officer and Chief Financial Officer	-		-
Michael Johnson (Esenjay Investments, LLC)	20,244,827	(3)	42.6%
James Gevarges	6,167,945	(4)	13.0%
Current Executive Officers & Directors as a Group (4 people)	38,490,125		81.0%

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

(2) Includes 258,537 stock options, all of which are vested.

(3) Includes shares held by Esenjay Investments, LLC, a Texas limited liability company of which Mr. Johnson is the sole director and beneficial owner. Includes 258,537 stock options, all of which are vested. The options have been adjusted given effect to the Share Exchange Ratio, see Note 1, to the financial statements.

(4) Includes 258,537 stock options, all of which are vested. The options have been adjusted given effect to the Share Exchange Ratio, see Note 1, to the financial statements.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

In connection with the Reverse Acquisition, Mr. Anthony, our former Chief Executive Officer, President and Chairman of the Board, and Director James Gevarges, and Esenjay Investments, LLC, an entity which Director Michael Johnson, severally agreed not to offer, sell, assign, transfer, pledge, contract to sell, or otherwise dispose of any shares of our common stock or securities convertible into or exercisable or exchangeable into our common stock beneficially owned by such shareholder, for a period of eighteen (18) months from the closing date (or December 31, 2013) of the Reverse Acquisition, except during the period after the first anniversary of the closing date and a period of six (6) months thereafter, in such an amount which constitutes less than three percent (3%) in the aggregate of such shareholder’s beneficial ownership of our common stock per month.

Advisory Agreement – Baytree Capital - Related Party

On June 14, 2012, the Company entered into an Advisory Agreement (“Advisory Agreement”) with Baytree Capital, a significant shareholder of the Company, pursuant to which Baytree Capital agreed to provide business and advisory services for 24 months in exchange for 100,000 restricted shares of our newly issued common stock at the commencement of each six (6) month period in return for its services, and a warrant to purchase 1,837,777 restricted shares of our common stock for a period of five (5) years at an exercise price of $0.41 per share (“Advisory Agreement Warrants”). In connection with this agreement, the estimated fair value of the warrants issued in the approximate amount of $3,258,000 was recorded as prepaid advisory fees, which is expected to be amortized on a pro-rata basis over the term of the agreement. During the twelve months ended June 30, 2013, we recorded expense of approximately $1,629,000 based on the amortization of the prepaid advisory fees, and as of June 30, 2013 the total remaining balance of the prepaid advisory fees was approximately $1,561,000. Baytree Capital agreed to forego issuance of common stock to them for the first six-month period beginning June 14, 2012 of fiscal 2012. (See Note 7, to the financial statements)

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

In December 2011, the combined full outstanding principal balance of $1,180,000 on the Inventory Funding Loan, Operating Capital Loan and Short-Term notes payable together with $84,228 of accrued interest on these notes were converted into 3,735,419 (1,264,228 shares pre-reverse Acquisition) shares of common stock at a conversion price of $0.34 ($1.00 per share pre-reverse Acquisition).

(b)	Stockholder Notes Payable and Line of Credit

In October 2011, we entered into a revolving promissory note agreement with Esenjay Investments, LLC (“Esenjay”), a major stockholder who beneficially owns approximately 42.6% of our common stock for $1,000,000. Mr. Michael Johnson, our director, is the director and shareholder of Esenjay. The revolving promissory note bears interest at 8%, is due on September 30, 2013, as amended, and is secured by substantially all of the assets of the Company. As of June 30, 2013 the balance outstanding payable on the note was $1,000,000. There are no further funds available under this note agreement. As of September 30, 2013, we have not paid the amount due under the Revolving Note on the maturity date and are not in compliance with the terms of the Revolving Note.  As a result, the unpaid balance is subject to a default interest rate of 18% or the highest rate allowed by law (whichever is less) and Esenjay has a right to exercise its rights as a secured party.

On March 7, 2012, we entered into an additional note payable agreement with Esenjay for $250,000. The note is due on March 7, 2014 and bears interest at 8% per annum. As of June 30, 2013, the balance outstanding payable on the note was $250,000 there are no further funds available under this note agreement.

On September 24, 2012, the Company entered into a Line of Credit with Esenjay for $1,500,000. Borrowings under the Line of Credit is secured by the assets of the Company and bears interest at 8% per annum, with all unpaid principal and accrued interest due and payable on September 24, 2014. The revolving promissory note bears interest at 8% per annum and principal and accrued interest are due and payable on September 24, 2014. During the twelve months ended June 30, 2013, the Company made draws of $1,218,000 under this agreement, and as of June 30, 2013, the balance outstanding was $1,218,000. Subsequent to June 30, 2013, the Company made additional draws of $403,000 under this agreement.

As of October 9, 2013, Company is in the process of renegotiating its stockholder notes payable and line of credit with Esenjay to extend the maturity dates through December 31, 2015. In addition, the parties are negotiating that further draws on the line of credit will be at a reduced interest rate.  In addition, it is contemplated that Esenjay will be granted an option to convert up to $400,000 of outstanding debt and interest to common stock at $0.06 per share by December 31, 2013, and an option to convert outstanding debt and interest to common stock at $0.30 per share until December 31, 2015.

(c)	Stockholder Agreements

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

Pursuant to our standard purchase order terms and conditions, during the twelve months ended June 30, 2013 and 2012, the Company purchased approximately $29,000 and $85,000, respectively, of charger products from Current Ways, Inc., which was not subject to the distribution fee or royalties referred to above under the Term Sheet Agreement.

On August 1, 2009, the Company entered into a Manufacturing Implementation Agreement (the “Manufacturing Agreement”) with LHV Power. Pursuant to the Manufacturing Agreement Flux Power granted LHV Power a right of first refusal to manufacture our battery management systems. Further, under the Manufacturing Agreement, Flux Power agreed to pay for any specialized tooling LHV Power may require to manufacture Flux Power’s battery management systems. Under the Manufacturing Agreement, Flux Power will retain ownership of all intellectual property developed under the Manufacturing Agreement. The Manufacturing Agreement expires on August 1, 2014. During the fiscal years ended June 30, 2013 and 2012 Flux Power paid approximately $108,000 and $263,000 respectively, to LHV Power pursuant to the Manufacturing Agreement. Although there are a limited number of manufacturers which could produce the battery management system, we believe other manufacturers could produce the products on comparable terms.  A change in manufacturer, however, could cause a delay in manufacturing.

On July 1, 2011, Flux Power entered into a Sublease Agreement with Epic Boats, LLC (“Epic Boats”). Christopher Anthony, our former Chief Executive Officer and President and current Chairman of our Board, owns 35% of Epic Boats. Pursuant to the Terms of the Sublease Agreement, Epic Boats subleased approximately 7,200 square feet of Flux Power’s former Escondido office space for a monthly payment of $6,640. The Sublease Agreement was terminated January 1, 2012 of fiscal 2012.

Effective July 1, 2013, the Company relocated its principal office and manufacturing to the Epic Boats facility in Vista, California. The Company entered into a month-to-month sub-lease agreement for shared space with Epic Boats. The agreement provides for monthly payments of approximately $4,950.

The Company recorded rent expense, net of sublease income during the fiscal years ended June 30, 2013 and 2012, of approximately $161,000 and approximately $106,000, respectively.

(e)	Title Transfer and Deposit Agreements – Related Parties

On October 21, 2009, Flux Power entered into an agreement with Epic Boats where Epic Boats assigned and transferred to Flux Power the entire right, title, and interest into products, technology, intellectual property, inventions and all improvements thereof, as defined in the table below.

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

As of this date, Flux Power began selling products to Epic Boats under Flux Power’s standard terms and conditions and has continued to sell products to Epic Boats as a customer. During the fiscal years ended June 30, 2013 and 2012, Flux Power sold approximately $5,000 and $19,000, respectively, of product to Epic Boats. The customer deposits balance received from Epic Boats at June 30, 2013 and 2012 is approximately $138,000 and $200,000, respectively. There were no receivables outstanding from Epic Boats as of June 30, 2013.

Promoters and Certain Control Persons

The Reverse Acquisition resulted in a change of control by issuance of our securities to the following entities and individuals:

•	Christopher Anthony. Mr. Anthony, our Chairman, former Chief Executive Officer and President, is one of our major shareholders which beneficially owns approximately 25.4% of our common stock.
•	Esenjay Investments, LLC. Esenjay Investment, LLC is one of our major shareholders which beneficially own approximately 42.6% of our common stock. Mr. Michael Johnson, our director, is the director and shareholder of this entity.
•	James Gevarges. Mr. Gevarges, our director, is one of our major shareholders who beneficially own approximately 13% of our common stock.

Director Independence

We currently do not have any independent directors as the term “independent” is defined by the rules of the Nasdaq Stock Market.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Independent Auditor

Prior to the Reverse Acquisition, Friedman LLP was our auditor. In connection with Reverse Acquisition, we dismissed Friedman LLP and engaged Mayer Hoffman McCann P.C. (“Mayer”). On August 9, 2012, our Board of Directors approved the dismissal of Mayer and our Board of Directors serving as the Audit Committee appointed Squar, Milner, Peterson, Miranda & Williamson, LLP (“Squar”) as our independent auditor for the fiscal year ending June 30, 2013.

Fees Paid to Principal Independent Registered Public Accounting Firm(s)

The aggregate fees billed to our Independent Registered Public Accounting Firm(s), for fiscal years ended June 30, are as follows:

	2013	2012
Audit fees (1)(2)	$97,000	$181,000
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$97,000	$181,000

(1) For 2013, fees billed to Squar is approximately $88,000 and Mayer $9,000, respectively.

(2) For 2012, fees billed to Squar is approximately $37,000 and Mayer $144,000, respectively.

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

The Company’s Board of Directors serves as the Audit Committee and has unanimously approved all audit and non-audit services provided by the independent auditors. The independent accountants and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent accountants, and the fees for the services performed to date. Currently the Board of Directors is in the process of identifying a tax preparer for the Company’s tax compliance requirements. The Company has not adopted a Charter for the Audit Committee as of June 30, 2013.

PART IV

ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Financial Statement Schedules.

1.	The following financial statements of Flux Power Holdings, Inc., and Report of Squar, Milner, Peterson, Miranda & Williamson, LLP, independent registered public accounting firm, are included in this report:

2.	Financial Statement Schedules: All schedules have been omitted because the required information is included in the financial statements or notes thereto or because they are not required.

3.	See Subsection (b) below:

(b) Exhibits

The following exhibits are filed as part of this Report

Exhibit No.	Description
2.1	Securities Exchange Agreement dated May 18, 2012 (1)
2.2	Amendment No. 1 to the Securities Exchange Agreement dated June 13, 2012 (2)
3.1	Restated Articles of Incorporation (4)
3.2	Amended and Restated Bylaws of Flux Power Holdings, Inc. (3)
10.1	Esenjay Secondary Revolving Promissory Note for Operating Capital dated October 1, 2011 (2)
10.2	Esenjay Bridge Loan Promissory Note dated March 7, 2012 (2)
10.3	Amended and Restated Terms of Employment with Christopher Anthony with an effective date of January 1, 2010 (2)
10.4	Terms of Employment with Steve Jackson dated January 12, 2012 (2)
10.5	Flux Power Holdings, Inc. 2010 Stock Plan (2)
10.6	Flux Power Holdings, Inc. 2010 Stock Plan: Form of Stock Option Agreement (2)
10.7	LHV Power Corporation Term Sheet dated June 19, 2009 (2)
10.8	LHV Manufacturing Implementation Agreement dated August 1, 2009 (2)
10.9	Baytree Capital Advisory Agreement dated June 14, 2012 (2)
10.10	Form of Warrant (5)

Exhibit No.	Description
10.11	Form of Securities Purchase Agreement (5)
10.12	Form of Indemnification Agreement (2)
10.13	Vendor Agreement dated January 15, 2010 (6)
10.14	Form of Indemnification Agreement (2)
10.15	Unrestricted and Open Line of Credit dated September 24, 2012 (7)
10.16	Terms of Employment with Ronald F. Dutt (8)
10.17	Agreement to Amend Unrestricted and Open Line of Credit (9)

21.1	Subsidiaries (2)
31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.*
31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.*
32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.*
32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.*

101.INS	XBRL Instance Document (10)
101.SCH	XBRL Taxonomy Extension Schema (10)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (10)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (10)
101.LAB	XBRL Taxonomy Extension Label Linkbase (10)
101.FRE	XBRL Taxonomy Extension Presentation Linkbase (10)

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

(4) Incorporated by reference to Form 8-K/A (Amendment No. 1) filed with the SEC on August 6, 2012

(5) Incorporated by reference to Form 8-K filed with the SEC on June 26, 2012

(6) Incorporated by reference to Form 8-K/A (Amendment No. 2) filed with the SEC on August 29, 2012

(7) Incorporated by reference to Form 8-K filed with the SEC on September 27, 2012

(8) Incorporated by reference to Form 8-K filed with the SEC on December 13, 2013

(9) Incorporated by reference to Form 10-Q/A filed with the SEC on May 15, 2013

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

Flux Power Holdings, Inc.

Dated: October 15, 2013	By:	/s/ Ronald F. Dutt
Ronald F. Dutt
Interim Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald F. Dutt	Interim Chief Executive Officer	October 15, 2013
Ronald F. Dutt	(Interim Principal Executive Officer)
and
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

/s/ Christopher L. Anthony	Chairman of the Board	October 15, 2013
Christopher L. Anthony	(Former Principal Executive Officer)

/s/ Michael Johnson	Director	October 15, 2013
Michael Johnson

/s/ James Gevarges	Director	October 15, 2013
James Gevarges

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Flux Power Holdings, Inc., (the “Company”) as of June 30, 2013 and 2012, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Flux Power Holdings, Inc., as of June 30, 2013 and 2012, and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 the Company has incurred a significant accumulated deficit through June 30, 2013 and requires immediate additional financing to sustain its operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

San Diego, California

October 15, 2013

F- 1

FLUX POWER HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2013 and 2012

	2013	2012
ASSETS
Current assets:
Cash	$20,000	$812,000
Accounts receivable, net	13,000	54,000
Inventories, net	160,000	736,000
Prepaid advisory fees, current portion	1,616,000	1,629,000
Other current assets	35,000	39,000

Total current assets	1,844,000	3,270,000

Property, plant and equipment, net	132,000	135,000

Other assets:
Prepaid advisory fees, net of current portion	—	1,561,000
Total assets	$1,976,000	$4,966,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$370,000	$293,000
Accrued expenses	211,000	323,000
Accrued interest	135,000	19,000
Customer deposits	5,000	2,000
Customer deposits from related party	138,000	200,000
Warrant derivative liability	143,000	4,943,000
Deferred revenue	—	480,000
Notes payable to stockholder, current portion	1,250,000	600,000
Total current liabilities	2,252,000	6,860,000

Long term liabilities:
Notes payable to stockholder, net of current portion	1,218,000	250,000

Total liabilities	3,470,000	7,110,000
Commitments and contingencies (Note 6)
STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value: authorized 5,000,000 shares, none issued and outstanding	—	—
Common stock, $0.001 par value: authorized 145,000,000 shares, 47,355,576 and 44,070,930 shares issued and outstanding as of June 30, 2013 and June 30, 2012, respectively	47,000	44,000
Additional paid-in capital	2,436,000	2,140,000
Accumulated deficit	(3,977,000)	(4,328,000)
Total stockholders’ deficit	(1,494,000)	(2,144,000)
Total liabilities and stockholders’ deficit	$1,976,000	$4,966,000

The accompanying notes are an integral part of these financial statements.

F- 2

FLUX POWER HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended June 30, 2013 and 2012

	2013	2012
Net revenue (1)	$772,000	$5,930,000
Cost of revenue	756,000	4,769,000

Gross profit	16,000	1,161,000

Operating expenses:
Selling and administrative expenses	2,569,000	2,368,000
Amortization of prepaid advisory fees	1,719,000	—
Research and development	992,000	590,000

Total operating expense	5,280,000	2,958,000

Operating loss	(5,264,000)	(1,797,000)

Other income (expense):
Change in fair value of warrant derivative liability	5,731,000	(526,000)
Interest expense, net	(116,000)	(62,000)

Net income (loss)	$351,000	$(2,385,000)

Net income (loss) per common share – basic	$0.01	$(0.06)
Net income (loss) per common share – diluted	$0.01	$(0.06)

Weighted average number of common shares outstanding – basic	46,592,334	36,904,769
Weighted average number of common shares outstanding – diluted	50,553,184	36,904,769

(1)	Includes sales to related parties of $61,000 and $1,135,000 in 2013 and 2012 respectively

The accompanying notes are an integral part of these financial statements.

F- 3

FLUX POWER HOLDINGS, INC.

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Years Ended June 30, 2013 and 2012

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2011	33,979,000	$34,000	$874,000	$(1,943,000)	$(1,035,000)
Issuance of common stock – notes payable debt conversion	3,735,000	4,000	1,260,000	—	1,264,000
Issuance of common stock – private placement transactions, net	2,813,000	3,000	1,123,000	—	1,126,000
Reclassification of warrant as a derivative liability	—	—	(1,159,000)	—	(1,159,000)
Recapitalization of common stock – reverse acquisition transactions	3,544,000	3,000	(3,000)	—	—
Stock-based compensation	—	—	45,000	—	45,000
Net loss	—	—	—	(2,385,000)	(2,385,000)
Balance at June 30, 2012	44,071,000	44,000	2,140,000	(4,328,000)	(2,144,000)
Issuance of common stock – services	200,000	—	134,000	—	134,000
Issuance of common stock – option exercises	550,000	1,000	21,000	—	22,000
Issuance of common stock – private placement transactions, net	2,535,000	2,000	978,000	—	980,000
Reclassification of warrants as a derivative liability	—	—	(931,000)	—	(931,000)
Stock-based compensation	—	—	94,000	—	94,000
Net income	—	—	—	351,000	351,000
Balance at June 30, 2013	47,356,000	$47,000	$2,436,000	$(3,977,000)	$(1,494,000)

The accompanying notes are an integral part of these financial statements.

F- 4

FLUX POWER HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended June 30, 2013 and 2012

	2013	2012
Cash flows from operating activities:
Net Income (loss)	$351,000	$(2,385,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	44,000	30,000
Amortization of prepaid advisory fees	1,719,000	68,000
Inventory valuation adjustment	(77,000)	(26,000)
Change in fair value of warrant liability	(5,731,000)	526,000
Stock-based compensation	94,000	45,000
Changes in operating assets and liabilities:
Accounts receivable	41,000	(13,000)
Inventories	653,000	1,263,000
Other current assets	(7,000)	71,000
Accounts payable	77,000	284,000
Accrued expenses	(112,000)	316,000
Accrued interest	116,000	23,000
Customer deposits	3,000	(207,000)
Customer deposits from related party	(62,000)	(167,000)
Deferred revenue	(480,000)	(1,322,000)
Net cash used in operating activities	(3,371,000)	(1,494,000)

Cash flows from investing activities:
Purchases of equipment	(41,000)	(60,000)
Net cash used in investing activities	(41,000)	(60,000)

Cash flows from financing activities:
Proceeds from stock options exercised	22,000	—
Issuance of common shares in financing	2,000	3,000
Proceeds from the sale of common stock and warrants, net of offering costs paid	978,000	1,123,000
Proceeds from stockholders note payable and line of credit	1,618,000	1,000,000
Net cash provided by financing activities	2,620,000	2,126,000

Net (decrease) increase in cash	(792,000)	572,000
Cash, beginning of period	812,000	240,000

Cash, end of period	$20,000	$812,000

Supplemental disclosures of Non-cash Investing and Financing Activities::
Conversion of debt	$—	$1,264,000
Issuance of warrants for advisory services	$—	$3,258,000
Issuance of common stock for services	$134,000	$—
Issuance of warrants to investors	$931,000	$1,159,000

Supplemental disclosures of Cash Flow Information :
Cash paid during the year for:
Income taxes	$1,000	$1,000

The accompanying notes are an integral part of these financial statements.

F- 5

FLUX POWER HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 and 2012

NOTE 1 - NATURE OF BUSINESS AND REVERSE ACQUISTION

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

Flux Power develops and sells rechargeable advanced energy storage systems. The Company has structured its business around its core technology, “The Battery Management System” (“BMS”). The Company’s BMS provides three critical functions to their battery systems: cell balancing, monitoring and error reporting. Using its proprietary management technology, the Company is able to offer complete integrated energy storage solutions or custom modular standalone systems to their clients. The Company has also developed a suite of complementary technologies and products that accompany their core products. Sales during the twelve months ended June 30, 2013 and 2012 were primarily to customers located throughout the United States.

As used herein, the terms “we,” “us,” “our,” and “Company” mean Flux Power Holdings, Inc., unless otherwise indicated. All dollar amounts herein are in U.S. dollars unless otherwise stated.

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred an accumulated deficit of $3,976,000 through June 30, 2013 and as of June 30, 2013 had limited cash or other working capital. To date, the Company’s revenues and operating cash flows have not been sufficient to sustain its operations and it has relied on debt and equity financing to fund its operations. The Company obtained proceeds of $403,000 subsequent to June 30, 2013 through a credit facility with a stockholder and is in the process of renegotiating terms and extension of the maturity dates of this facility and other matured debt instruments with the same stockholder to December 31, 2015 (see Note 5). However, there is currently no additional availability under the Company’s existing debt agreements and the Company’s ability to continue as a going concern is dependent on obtaining additional financing sufficient to sustain operations until positive cash flow from operations and profitability can be achieved. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that would be necessary should the Company be unable to continue as a going concern and, therefore, be required to liquidate its assets and discharge its liabilities in other than the normal course of business and at amounts that may differ from those reflected in the accompanying consolidated financial statements.

F- 6

Management plans to continue to seek additional equity financing to generate the capital required to fund its current operations and future planned growth. As part of the Company’s financing plan established in 2012, management engaged a financial advisor to assist in securing additional equity capital of up to $2.5 million earlier this year. While this effort has not yet produced funding, the Company has both engaged another financial advisor and is pursuing other investment structures that management believes will generate the necessary funding to the Company. Although, management believes that the additional required funding will be obtained, there is no guarantee the Company will be able to obtain the additional required funds or that funds will be available on terms acceptable to the Company. If such funds are not available, management will be required to curtail its investments in additional sales and marketing and product development resources, and capital expenditures, which may have a material adverse effect on the Company’s future cash flows and results of operations, and its ability to continue operating as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company’s significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Basis of Presentation and Consolidation

The Company’s consolidated financial statements have been prepared on a going concern basis in accordance with accounting principles generally accepted in the United States of America (“GAAP”). This contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business (see note 2).

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the Flux Power Holdings, Inc. and its wholly-owned subsidiary Flux Power Inc. after elimination of all intercompany accounts and transactions.

Subsequent Events

Management has evaluated events subsequent to June 30, 2013 through the date the accompanying consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events that may require adjustment of and/or disclosure in such financial statements.

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

Cash and Cash Equivalents

As of June 30, 2013, cash totaled approximately $20,000 and consists of funds held in a non-interest bearing bank deposit account. The Company considers all highly liquid short term investments with maturities of less than three months when acquired to be cash equivalents. The Company had no other cash equivalents at June 30, 2013 and 2012.

Fair Values of Financial Instruments

The carrying amount of our accounts payable, accounts receivable, accrued liabilities, notes payable and line of credit, and warrant derivative liability approximates their estimated fair values due to the short-term maturities of those financial instruments. The carrying amount of notes payable approximates their fair value due to the short maturity of the notes and as the interest approximates current market interest rates for the similar instruments. Derivative liabilities recorded in connection with warrants are reported at their estimated fair value, with changes in fair value being reported in results of operations (see Note 8).

F- 7

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

Except for derivative liabilities, we do not have any other assets or liabilities that are measured at fair value on a recurring basis and, during the fiscal years ended June 30, 2013 and 2012, did not have any other assets or liabilities that were measured at fair value on a nonrecurring basis.

Accounts Receivable and Customer Deposits

Accounts receivable are carried at their estimated collectible amounts. The Company may require advance deposits from its customers prior to shipment of the ordered products. The Company has not experienced collection issues related to its accounts receivable, and has not recorded an allowance for doubtful accounts at June 30, 2013 or June 30, 2012.

Inventories

Inventories consist primarily of battery management systems and the related subcomponents, and are stated at the lower of cost (first-in, first-out) or market. The Company evaluates inventories to determine if write-downs are necessary due to obsolescence or if the inventory levels are in excess of anticipated demand at market value based on consideration of historical sales and product development plans. The Company recorded an adjustment related to obsolete inventory in the amount of approximately $77,000 and $26,000 during the fiscal years ended June 30, 2013 and 2012, respectively.

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

F- 8

Deferred revenue at June 30, 2012 related to one customer of approximately $480,000 representing units not yet sold through by our customer and was recognized in the Company’s second quarter of fiscal 2013 (as the right of return was waived). The related product costs of $429,000 were recorded as costs of sales. As of June 30, 2013 the Company does not have any deferred revenue.

Sales Returns and Allowances

The Company evaluates its exposure to sales returns and allowances based on historical experience. The Company has not experienced returns during the fiscal years ended June 30, 2013 and 2012, and accordingly, the Company did not record sales returns and allowance.

Product Warranties

The Company evaluates its exposure to product warranty obligations based on historical experience. Our products are warrantied for two years unless modified by a separate agreement. During the fiscal years ended June 30, 2013 and 2012 the Company recorded a warranty liability of approximately $11,000 and $12,000, respectively, and is included in accrued expenses on the Company’s balance sheet.

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

If impairment is indicated, the Company measures the amount of such impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset. The Company believes future cash flows expected to be received from its long-lived assets held in use will exceed the assets’ carrying values, and accordingly the Company has not recognized any impairment losses during the fiscal years ended June 30, 2013 and 2012.

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

We follow the provisions of FASB ASC Topic No.740 relating to uncertain tax provisions and have commenced analyzing filing positions in all of the federal and state jurisdictions where the Company is required to file income tax returns, as well as all open tax years in these jurisdictions. As a result of adoption, no additional tax liabilities have been recorded. There are no unrecognized tax benefits as of June 30, 2013 or June 30, 2012.

F- 9

Net Income (Loss) Per Common Share

The Company calculates basic earnings (loss) per common share by dividing net earnings or loss by the weighted average number of common shares outstanding during the periods. Diluted earnings (loss) per common share include the impact from all dilutive potential common shares relating to outstanding convertible securities.

For the year ended June 30, 2013, basic and diluted weighted-average common shares outstanding were 46,592,334 and 50,553,184, respectively. The potentially dilutive common shares outstanding at June 30, 2013, which include common shares underlying outstanding stock options and warrants, included in the diluted weighted-average calculation were approximately 3,664,000.

For the year ended June 30, 2012, basic and diluted weighted-average common shares outstanding were 36,904,769. The Company incurred a net loss for the twelve months ended June 30, 2012, and therefore, basic and diluted earnings per share for those periods are the same because the inclusion of all potential common equivalent shares would be anti-dilutive. The potentially dilutive common shares outstanding at June 30, 2012, which include common shares underlying outstanding stock options and warrants, were 2,386,622.

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

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 815, Derivatives and Hedging to classify and value warrant liabilities. Warrants classified as derivative liabilities are recorded at their fair values at the issuance date and are revalued at each subsequent reporting date, using a Monte Carlo simulation (“MCS”). A MCS model uses a simulation technique to generate multiple random price paths for the stock price to simulate many possible future outcomes, which are then discounted at the risk-free rate. These simulated paths are then averaged to determine the fair value of the warrants (see Note 8).

New Accounting Standards

 The Company reviews new accounting standards as issued. There have been no recently issued accounting standards, or changes in accounting standards, that have had or are expected to have, a material impact on our consolidated financial statements.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of:

	June 30, 2013	June 30, 2012
Vehicles	$59,000	$59,000
Machinery and equipment	59,000	59,000
Office equipment	86,000	53,000
Furniture and equipment	34,000	25,000
Leasehold improvements	—	1,000
	238,000	197,000
Less: Accumulated depreciation	(106,000)	(62,000)
Property, plant and equipment, net	$132,000	$135,000

Depreciation expense was approximately $44,000 and $30,000, for fiscal 2013 and 2012, respectively, and is included in selling and administrative expenses in the accompanying consolidated statements of operations.

F- 10

NOTE 5 - STOCKHOLDER NOTES PAYABLE AND LINE OF CREDIT

In October 2011, we entered into a revolving promissory note agreement with Esenjay Investments LLC (“Esenjay”), a stockholder for $1,000,000. The revolving promissory note bears interest at 8%, is due on September 30, 2013, as amended, and is secured by substantially all of the assets of the Company. As of June 30, 2013 the balance outstanding payable on the note was $1,000,000. There are no further funds available under this note agreement. As of September 30, 2013, we have not paid the amount due under the Revolving Note on the maturity date and are not in compliance with the terms of the Revolving Note.  As a result, the unpaid balance is subject to a default interest rate of 18% or the highest rate allowed by law (whichever is less) and Esenjay has a right to exercise its rights as a secured party.

On March 7, 2012, we entered into an additional note payable agreement with the same stockholder for $250,000. The note is due on March 7, 2014 and bears interest at 8% per annum. As of June 30, 2013, the balance outstanding payable on the note was $250,000 there are no further funds available under this note agreement.

On September 24, 2012, the Company entered into a Line of Credit with the same stockholder for $1,500,000. The revolving promissory note bears interest at 8% per annum and principal and accrued interest are due and payable on September 24, 2014. During the twelve months ended June 30, 2013, the Company made draws of approximately $1,218,000 under this agreement, and as of June 30, 2013, the balance outstanding was $1,218,000. Subsequent to June 30, 2013, during the first quarter of fiscal 2014 the Company made additional draws of $403,000 under this agreement.

The Company is in the process of renegotiating an amendment to its stockholder notes payable and line of credit with Esenjay, to extend both the notes and the line of credit maturity dates through December 31, 2015. In addition, further draws on the line of credit will be at a reduced interest rate. The proposed amendment stipulates that Esenjay has an option to convert up to $400,000 of debt and interest to common stock at $0.06 per share by December 31, 2013. Other proposed conversion options for Esenjay includes converting debt and interest in any fraction to common stock at $0.30 per share until debt maturity. As of October 15, 2013, final approval to the amendment to the notes payable and the line of credit is pending approval of formal board resolution and formal sign-off of the amendment.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

From time to time, we may be involved in litigation relating to claims arising out of our operations. As of June 30, 2013, we are not a party to any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or operating results.

NOTE 7 - STOCKHOLDERS’ EQUITY

At June 30, 2013 the Company had 145,000,000 shares of common stock, par value of $0.001 authorized for issuance.

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

In June 2012, we initiated a private placement of our common stock and warrants to accredited investors to purchase up to 8 Units, at a price of $500,000 per Unit, with each Unit consisting of 1,207,185 shares of our common stock and 241,437 five (5) year warrants to purchase one share of our common stock at an exercise price of $0.41 per share. The Company issued 2,813,000 shares and 562,551 warrants raising approximately $1,126,000 in net proceeds through June 30, 2012, and in July 2012 of fiscal 2013 the Company issued 1,690,063 shares and 338,013 warrants raising net proceeds of approximately $672,000.

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

F- 11

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

During the twelve months ended June 30, 2013, in connection with the exercise of options by our former employees, we issued 549,552 shares of our common stock for net proceeds of $22,000. The shares of common stock issued have not been registered under the Securities Act and have been issued pursuant to exemption available under Section 4(a)(2) of the Securities Act.

Advisory Agreements

Baytree Capital - Related Party. On June 14, 2012, the Company entered into an Advisory Agreement (“Advisory Agreement”) with Baytree Capital, a significant shareholder of the Company, pursuant to which Baytree Capital agreed to provide business and advisory services for 24 months in exchange for 100,000 restricted shares of our newly issued common stock at the commencement of each six (6) month period in return for its services, and a warrant to purchase 1,837,777 restricted shares of our common stock for a period of five (5) years at an exercise price of $0.41 per share (“Advisory Agreement Warrants”). In connection with this agreement, the estimated fair value of the warrants issued in the approximate amount of $3,258,000 was recorded as prepaid advisory fees, which is expected to be amortized on a pro-rata basis over the term of the agreement. During the twelve months ended June 30, 2013 and 2012, we recorded expense of approximately $1,629,000 and $68,000 respectively based on the amortization of the prepaid advisory fees, as of June 30, 2013 the total remaining balance of the prepaid advisory fees was approximately $1,561,000. Baytree Capital agreed to forego issuance of common stock to them for the first six-month period beginning June 14, 2012.

In accordance with the Advisory Agreement, on December 14, 2012 which was the beginning of the second six-month period, a liability was recorded based on that day’s stock price for the anticipated issuance of 100,000 shares of common stock. On February 25, 2013 we issued Baytree Capital 100,000 restricted shares of our newly issued common stock as previously accrued, for the second six-month period beginning June 14, 2012. These shares were valued at $0.90 per share, based on the price per share of the Company’s common stock on February 25, 2013, for the total of $90,000 due to Baytree Capital. The Company recorded $90,000 of prepaid advisory fees that were amortized through June 14, 2013, when the next 100,000 common shares were due to be issued to Baytree Capital. The prepaid advisory fees were adjusted for amortization already recognized from the original issuance due date of December 14, 2012.

In accordance with the Advisory Agreement, on June 14, 2013 which was the beginning of the third six-month period, a liability was recorded based on that day’s stock price for the anticipated issuance of 100,000 shares of common stock. These shares were valued at $0.60 per share, based on the price per share of the Company’s common stock on June 14, 2013, for the total of $60,000, which is recorded on the Company’s balance sheet and is included in accrued expenses. As of June 30, 2013, $55,000 remains in prepaid expense and $5,000 has been recognized as consulting expense. On July 9, 2013 we issued Baytree Capital 100,000 restricted shares of our newly issued common stock as accrued for as of June 30, 2013, for the third six-month period.

Caro Capital, LLC. On April 4, 2013, the Company entered into an Advisory Agreement (“Agreement”) with Caro Capital, LLC (“Caro Capital”), pursuant to which Caro Capital agreed to provide business and advisory services, management consulting, shareholder information and public relations for six (6) months in exchange for 500,000 restricted shares of our newly issued common stock. Upon execution of the Agreement, Caro Capital was issued 100,000 shares of restricted stock per the contract terms, which were valued at $44,000 based on the closing price of our common stock on the issuance date. The contract calls for subsequent issuance of 100,000 shares at 30-day increments to the first tranche. Per the terms of the Agreement, Caro Capital is entitled to the second and third tranche issuance of 100,000 shares of restricted stock each. As of June 30, 2013 the Company has not issued these shares. The second tranche shares were valued at $0.50 per share, based on the price per share of the Company’s common stock on May 4, 2013, when the second tranche shares were due to be issued, for the total of $50,000 and the third tranche shares were valued at $0.32 per share, based on the price per share of the Company’s common stock on June 4, 2013, when the third tranche shares were due to be issued, for the total of $32,000. The combined costs associated with the 200,000 shares to be issued of approximately $82,000 was recorded as consulting expense during the fourth quarter ended June 30, 2013 and is included in accrued expenses as of June 30, 2013 on the Company’s balance sheet. On June 3, 2013, the Company terminated the Agreement with Caro Capital effective July 3, 2013.

F- 12

Warrant Activity

Warrant activity during the twelve months ended June 30, 2013 and related balances outstanding as of that date are reflected below:

	Number	Weighted Average Exercise Price Per Share	Remaining Contract Term (# years)
Shares purchasable under outstanding warrants at June 30, 2012	2,400,328	$0.41
Stock purchase warrants issued	507,019	0.41
Stock purchase warrants exercised	—	—
Shares purchasable under outstanding warrants at June 30, 2013	2,907,347	$0.41	3.96 - 4.34

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

Activity in options during the twelve months ended June 30, 2013 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2012	4,536,949	$0.17
Granted	—
Exercised	(549,552)
Forfeited and cancelled	(1,460,009)
Outstanding at June 30, 2013	2,527,388	$0.15	5.85
Exercisable at June 30, 2013	1,997,279	$0.20	6.47

Stock-based compensation expense recognized in our consolidated statements of operations for the twelve months ended June 30, 2013 and 2012 includes compensation expense for stock-based options and awards granted, based on the grant date fair value. For options and awards granted, expenses are amortized under the straight-line method over the expected vesting period. Stock-based compensation expense recognized in the condensed consolidated statements of operations has been reduced for estimated forfeitures of options that are subject to vesting. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

We allocated stock-based compensation expense included in the consolidated statements of operations for employee option grants and non-employee option grants as follows:

Years ended June 30,	2013	2012
Research and development	$10,000	$8,000
General and administration	84,000	37,000
Total stock-based compensation expense	$94,000	$45,000

F- 13

 The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. The fair value of stock options was measured at the grant date using the assumptions (annualized percentages) in the table below:

	2013	2012
Expected volatility	100%	100%
Risk free interest rate	0.8% to 3.0%	0.8% to 3.0%
Forfeiture rate	5%	5%
Dividend yield	0%	0%
Expected term	5-10 years	5-10 years

The remaining amount of unrecognized stock-based compensation expense at June 30, 2013 is approximately $124,000, which is expected to be recognized over the weighted average period of 5.85 years.

The following table summarizes by price range the number, weighted average exercise price and weighted average life (in years) of options outstanding and the number and weighted average exercise price of exercisable options as of June 30, 2013.

Price Range	Total Outstanding			Total Exercisable
	Number of Shares	Weighted Average		Number of Shares	Weighted Average Exercise Price
		Exercise Price	Life
$0.04 – $0.410	2,527,388	$0.15	5.85	1,997,279	$0.20

Total	2,527,388	$0.15	5.85	1,997,279	$0.20

The intrinsic value of exercisable options at June 30, 2013 was approximately $96,000.

 NOTE 8 – Warrant Derivative Liability

At June 30, 2013 there were 2,907,347 outstanding warrants classified as derivative liabilities due to exercise price re-set provisions included in the underlying warrant agreements.

Warrants classified as derivative liabilities are recorded at their fair values at the issuance date and are revalued at each subsequent reporting date, using a Monte Carlo simulation model. Warrants were determined to have a fair value per share and aggregate value as of June 30, 2013 and in aggregate value as of June 30, 2012 as follows:

	Issued Warrants	Fair Value Per Share $ as of June 30, 2013	Total Fair Value in Aggregate $ as of June 30, 2013	Total Fair Value in Aggregate $ as of June 30, 2012

June 2012 Warrants	562,551	$0.05	$27,000	$1,158,000
July 2012 Warrants	338,013	$0.05	$17,000	$—
August 2012 Warrants	120,719	$0.05	$6,000	$—
October 2012 Warrants	48,287	$0.05	$3,000	$—
Advisory Agreement Warrants	1,837,777	$0.05	$90,000	$3,785,000
Total	2,907,347		$143,000	$4,943,000

F- 14

Significant assumptions used to estimate the fair value of the warrants classified as derivative liabilities at June 30, 2013 are summarized below:

Risk-free interest rate	1.16 – 1.02%
Expected life (average)	3.96 – 4.34 years
Stock price (based on prices on valuation date)	$0.10
Exercise price	$0.41
Expected volatility	100%

NOTE 9 – INCOME TAXES

Pursuant to the provisions of FASB ASC Topic 740 Income Taxes deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income taxes has been made in the accompanying statement of operations because no recoverable taxes were paid previously. Significant components of the Company’s net deferred tax assets at June 30, 2013 and 2012 are shown below. A valuation allowance of approximately $2,841,000 and $1,453,000 has been established to offset the net deferred tax assets as of June 30, 2013 and 2012, respectively, due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets.

The Company is subject to taxation in the United States and California. The Company’s tax years for 2009 and forward are subject to examination by the United States and California tax authorities due to the carry forward of unutilized net operating losses and research and development credits (if any).

The Company has not filed federal or state income tax returns through the fiscal year ended June 30, 2013, but it is in the process of preparing the appropriate forms and submitting them to appropriate governmental agency.

We have incurred losses since inception, so no current income tax provision or benefit has been recorded. Significant components of our net deferred tax assets are shown in the table below.

	Year Ended June 30,
	2013	2012
Deferred Tax Assets:
Net operating loss carryforwards	$2,727,000	$1,275,000
Other, net	114,000	178,000
Net deferred tax assets	2,841,000	1,453,000
Valuation allowance for deferred tax assets	(2,841,000)	(1,453,000)
Net deferred tax assets	$—	$—

The Company recognizes windfall tax benefits associated with the exercise of stock options directly to stockholders' equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards from windfall tax benefits occurring from January 1, 2006 onward. At June 30, 2013, deferred tax assets do not include excess tax benefits from stock-based compensation of approximately $216,000.

At June 30, 2013, the Company had unused net operating loss carryovers of approximately $6,851,000 and $6,813,000 that are available to offset future federal and state taxable income respectively. These operating losses begin to expire in 2030. Both the federal and state net operating loss carryovers at June 30, 2013 may be adjusted once tax returns are filed.

The provision for income taxes on earnings subject to income taxes differs from the statutory federal rate at June 30, 2013 and 2012, due to the following:

	Year Ended June 30,
	2013	2012
Federal income taxes at 34%	$120,000	$(811,000)
State income taxes, net	21,000	(139,000)
Warrants	685,000	—
Change in the estimated fair market value of derivatives	(2,283,000)	210,000
Other True Ups, if any	69,000	61,000
Change in valuation allowance	1,388,000	679,000
Provision for income taxes	$—	$—

F- 15

As of June 30, 2013, we have not yet completed our analysis of the deferred tax assets relating to federal and state net operating losses. Pursuant to Internal Revenue Code Sections 382, use of our net operating loss carryforwards could be limited if a cumulative change in ownership of more than 50% occurs within a three-year period. We plan to complete a Section 382 analysis regarding whether there are limitations of the net operating loss prior to utilizing any net operating losses.

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

We follow the provisions of ASC 740 relating to uncertain tax provisions and have commenced analyzing filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. As a result of adoption, no additional tax liabilities have been recorded. There are no unrecognized tax benefits as of June 30, 2013 or June 30, 2012.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

The Company is subject to taxation in the U.S. and state jurisdictions. The Company’s tax years for 2009 and forward, when filed, will be subject to examination by the IRS and tax years 2009 and forward are subject to examination by California tax authorities. The Company is currently not under examination by any taxing authorities.

NOTE 10 – FAIR VALUE MEASUREMENTS

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

Following is a summary as of the reporting date of the fair values and applicable level within the fair value hierarchy of assets and liabilities measured at fair value on a recurring basis:

At June 30, 2013:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Description:
Warrant derivative liabilities	$-	$-	$143,000

F- 16

At June 30, 2012:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Description:
Warrant derivative liabilities	$-	$-	$4,943,000

The table below sets forth a summary of changes in the fair value of our Level 3 financial instruments for the twelve months ended June 30, 2013:

	Balance at June 30, 2012	Estimated fair value of new derivative liabilities	Change in estimated fair value recognized in results of operations	Balance at June 30, 2013

Warrant derivative liabilities	$4,943,000	$931,000	$(5,731,000)	$143,000

The fair value of new warrant derivative liabilities and the change in the estimated fair value of derivative liabilities that we recorded during the twelve months ended June 30, 2013, related to warrants issued in connection with our private placement transactions and Baytree Advisory Agreement (see Note 6).

Quantitative Information about Significant Unobservable Inputs used in Level 3 Fair Value Measurements

The following table represents the Plan’s level 3 financial instruments at June 30, 2013, the valuation techniques used to measure the fair value of those financial instruments, and the significant unobservable inputs and the ranges of values for those inputs:

Instrument	Fair Value	Principal Valuation Technique	Significant Unobservable Inputs	Range of Significant Input Values

Warrant derivative liabilities	$143,000	Monte Carlo simulation	Volatility	100%

			Risk free rates	1.02% - 1.16%

			Probability of subsequent financing	100%

NOTE 11 – RELATED PARTY TRANSACTIONS

Stockholder Agreements

During 2009, the Company entered into a cancelable Term Sheet Agreement with a LHV Power Corporation, an entity owned by James Gevarges, one of our major shareholders. Mr. Gevarges is also the Chief Executive Officer and President of LHV Power. Pursuant to the Term Sheet Agreement, Flux Power was appointed as a distributor of LHV Power battery charging products allowing Flux Power to sell the products either separately or as part of an energy storage solution. Additionally, Flux Power was required to develop a microprocessor control board (“MCB”), and the associated software to enable communication between the parties’ respective products which entitles Flux Power to royalties for any such units sold by the related entity. Pursuant to the Term Sheet Agreement Flux Power may purchase the products at the then current price list for distributors. Further, under the Term Sheet Agreement, if LHV Power sells its products to a different distributor Flux Power is entitled to a distribution fee equal to 20% of the gross profits on such sale. This distribution fee and royalties are capped at a total of $200,000. The chargers are not currently under commercial production and therefore no Distribution and Royalty Fee has been received by Flux Power. On September 1, 2010, with our consent, LHV assigned the Term Sheet Agreement to Current Ways Inc. a different company that is owned by Mr. Gevarges. The parties are also subject to restrictions on the use and disclosure of confidential information of the other party which ended April 1, 2013.

F- 17

Pursuant to our standard purchase order terms and conditions, during the twelve months ended June 30, 2013 and 2012, the Company purchased approximately $29,000 and $85,000, respectively, of charger products from Current Ways, Inc., which was not subject to the distribution fee or royalties referred to above under the Term Sheet Agreement.

On August 1, 2009, the Company entered into a Manufacturing Implementation Agreement (the “Manufacturing Agreement”) with LHV Power pursuant to which Flux Power granted LHV Power a right of first refusal to manufacture our battery management systems and agreed to pay for any specialized tooling LHV Power may require to manufacture Flux Power’s battery management systems. Under the Manufacturing Agreement, Flux Power will retain ownership of all intellectual property developed as part of the Manufacturing Agreement, which expires on August 1, 2014. During the twelve months ended June 30, 2013 and 2012, the Company paid approximately $108,000 and $263,000, respectively, to LHV Power pursuant to the Manufacturing Agreement.

NOTE 12 – CONCENTRATIONS

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and unsecured trade accounts receivable. The Company maintains cash balances at a financial institution in San Diego, California. Accounts at this institution are secured by the Federal Deposit Insurance Corporation. As of June 30, 2013, cash totaled approximately $20,000, which consists of funds held in a non-interest bearing bank deposit account. The Company has not experienced any losses in such accounts. Management believes that the Company is not exposed to any significant credit risk with respect to its cash.

Customer Concentrations

During the twelve months ended June 30, 2013, the Company had one major customer that represented more than 10% of its revenues on an individual basis, or approximately $480,000 or 62% of the Company’s total revenues which was a result of the Company recognizing deferred revenue as previously reported. Revenue from our customer, Wheego Electric Cars (“Wheego”) is recognized on the sell-through method with their customer, which was completed during the Company’s fourth quarter of fiscal 2013.

During the twelve months ended June 30, 2012, the Company had four major customers that represented more than 10% of its revenues on an individual basis, or approximately $4,798,000 or 81% of the Company’s total revenues.

The following table represents customers that are more than 10% of its revenues on an individual basis for the twelve months ended June 30, 2013 and 2012:

	2013		2012
Customers:
Wheego	$480,000	62%	$—	—
Greentech Automotive	—	—	2,036,000	34%
EPIC Boats (*)	—	—	1,135,000	19%
Artisan Vehicle Systems	—	—	1,044,000	18%
Boulder EV	—	—	583,000	10%

Subtotal	480,000	62%	4,798,000	81%

Other customers	292,000	38%	1,132,000	19%

Total revenue	$772,000	100%	$5,930,000	100%

(*) Related party

F- 18

Suppliers/Vendor Concentrations

We obtain a limited number of components and supplies included in our products from a small group of suppliers. During the fiscal years ended June 30, 2013 we had one supplier who accounted for more than 10% of our total purchases. LHV Power accounted for 34% of our total purchases.

During the fiscal years ended June 2012, we had one supplier who accounted for more than 10% of our total purchases. Global Fluid Power Solutions, LLC, providers of lithium batteries manufactured in China, accounted for 56%, of our total purchases.

In the past we have sourced Lithium batteries from a number of suppliers. We are realigning our battery sourcing to improve consistency, responsiveness, and quality. As a result, we have signed a non-exclusive supply agreement with Henan Huanyu New Energy Technology Ltd, a Chinese company.

F- 19