Form 10-Q
period 2013-09-30
Flux Power Holdings, Inc.
filed 2013-11-14
CIK 1083743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of: November 1, 2013
Common Stock, $0.001 par value	47,555,576

FLUX POWER HOLDINGS, INC.

FORM 10-Q
For the Quarterly Period Ended September 30, 2013

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

•	“Exchange Act” refers the Securities Exchange Act of 1934, as amended;
•	“SEC” refers to the Securities and Exchange Commission; and
•	“Securities Act” refers to the Securities Act of 1933, as amended.

FLUX POWER HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

Item 1. Financial Statements

	September 30, 2013 (Unaudited)	June 30, 2013
ASSETS
Current assets:
Cash	$49,000	$20,000
Accounts receivable, net	8,000	13,000
Inventories, net	163,000	160,000
Prepaid advisory fees, current portion	1,162,000	1,616,000
Other current assets	21,000	35,000

Total current assets	1,403,000	1,844,000

Property, plant and equipment, net	120,000	132,000

Total assets	$1,523,000	$1,976,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$382,000	$370,000
Accrued expenses	103,000	211,000
Accrued interest	187,000	135,000
Customer deposits	19,000	5,000
Customer deposits from related party	136,000	138,000
Warrant derivative liability	62,000	143,000
Stockholder notes payable and line of credit, current portion	—	1,250,000
Total current liabilities	889,000	2,252,000

Long term liabilities:
Stockholder notes payable and line of credit, net of current portion	2,831,000	1,218,000

Total liabilities	3,720,000	3,470,000

Commitments and contingencies (Note 5)

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value: authorized 5,000,000 shares, none issued and outstanding	—	—
Common stock, $0.001 par value: authorized 145,000,000 shares, 47,555,576 and 47,355,576 shares issued and outstanding as of September 30, 2013 and June 30, 2013, respectively	48,000	47,000
Additional paid-in capital	2,479,000	2,436,000
Accumulated deficit	(4,724,000)	(3,977,000)
Total stockholders’ deficit	(2,197,000)	(1,494,000)
Total liabilities and stockholders’ deficit	$1,523,000	$1,976,000

The accompanying notes are an integral part of these financial statements.

FLUX POWER HOLDINGS, INC.
CONDENDED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2013 and 2012
(Unaudited)

	2013	2012
Net revenue (1)	$34,000	$76,000
Cost of revenue	21,000	45,000

Gross profit	13,000	31,000

Operating expenses:
Selling and administrative expenses	311,000	714,000
Amortization of prepaid advisory fees	411,000	407,000
Research and development	107,000	290,000

Total operating expense	829,000	1,411,000

Operating loss	(816,000)	(1,380,000)

Other income (expense):
Change in fair value of warrant derivative liability	81,000	1,388,000
Interest expense, net	(53,000)	(17,000)
Gain on settlement of accrued liability	42,000	—

Net loss	$(746,000)	$(9,000)

Net loss per common share – basic	$(0.02)	$(0.01)
Net loss per common share – diluted	$(0.02)	$(0.01)

Weighted average number of common shares outstanding – basic	47,493,619	46,172,233
Weighted average number of common shares outstanding – diluted	47,493,619	46,172,233

(1)	Includes sales to related parties of approximately $3,000 and $20,000 for the three months ended September 30, 2013 and 2012, respectively.

The accompanying notes are an integral part of these financial statements.

FLUX POWER HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended September 30, 2013 and 2012
(Unaudited)

	2013	2012
Cash flows from operating activities:
Net loss	$(746,000)	$(9,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12,000	10,000
Amortization of prepaid advisory fees	411,000	407,000
Change in fair value of warrant liability	(81,000)	(1,388,000)
Stock-based compensation	23,000	45,000
Stock issuance for services	20,000	—
Gain on settlement of accrued liability	(42,000)	—
Changes in operating assets and liabilities:
Accounts receivable	5,000	12,000
Inventories	(3,000)	(67,000)
Other current assets	57,000	(2,000)
Accounts payable	12,000	(121,000)
Accrued expenses	(66,000)	(112,000)
Accrued interest	52,000	18,000
Customer deposits	14,000	(2,000)
Customer deposits from related party	(2,000)	(20,000)
Deferred revenue	—	(2,000)
Net cash used in operating activities	(334,000)	(1,231,000)

Cash flows from investing activities:
Purchases of equipment	—	(27,000)
Net cash used in investing activities	—	(27,000)

Cash flows from financing activities:
Proceeds from the sale of common stock and warrants, net of offering costs paid	—	903,000
Proceeds from stockholders note payable and line of credit	363,000	—
Net cash provided by financing activities	363,000	903,000

Net increase (decrease) in cash	29,000	(355,000)
Cash, beginning of period	20,000	812,000

Cash, end of period	$49,000	$457,000

Supplemental disclosures of Non-cash Investing and Financing Activities::
Issuance of warrants classified as derivative liabilities	$—	$856,000

Supplemental disclosures of Cash Flow Information :
Cash paid during the year for:
Income taxes	$—	$2,000

The accompanying notes are an integral part of these financial statements.

FLUX POWER HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE 1 – BASIS OF PRESENTATION AND NATURE OF BUSINESS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) applicable to interim reports and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013 filed with the SEC. In the opinion of management, the accompanying condensed consolidated interim financial statements include all adjustments, necessary in order to make the financial statements not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or any other future period. Certain notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Company’s Annual Report on Form 10-K have been omitted. The accompanying condensed consolidated balance sheet at June 30, 2013 has been derived from the audited balance sheet at June 30, 2013 contained in such Form 10-K.

The accompanying condensed consolidated financial statements of the Company have been prepared on a going-concern basis.  See Note 2 for discussion of liquidity/going concern matters.

Nature of Business

Flux Power Holdings, Inc. (“Flux” or the “Company”) conducts operations through its wholly owned subsidiary, Flux Power, Inc. (“Flux Power”), a California corporation.

Flux Power develops and sells rechargeable advanced energy storage systems. The Company has structured its business around its core technology, “The Battery Management System” (“BMS”). The Company’s BMS provides three critical functions to their battery systems: cell balancing, monitoring and error reporting. Using its proprietary management technology, the Company is able to offer complete integrated energy storage solutions or custom modular standalone systems to their clients. The Company has also developed a suite of complementary technologies and products that accompany their core products. Sales during the three months   ended September 30, 2013 and 2012 were primarily to customers located throughout the United States.

As used herein, the terms “we,” “us,” “our,” and “Company” mean Flux Power Holdings, Inc., unless otherwise indicated. All dollar amounts herein are in U.S. dollars unless otherwise stated.

NOTE 2 – LIQUIDITIY AND GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred an accumulated deficit of $4,724,000 through September 30, 2013 and as of September 30, 2013 had limited cash or other working capital. To date, the Company’s revenues and operating cash flows have not been sufficient to sustain its operations and it has relied on debt and equity financing to fund its operations. The audit report dated October 15, 2013 from the Company's independent registered public accounting firm indicated that the Company's significant accumulated deficit and its need to raise immediate additional financing among other factors, raised substantial doubt about the Company's ability to continue as a going concern. On October 16, 2013 the Company amended its debt Stockholder Notes Payable (see Note 4) with Esenjay Investments, LLC (“Esenjay”) which extended the maturity dates of all notes held to December 31, 2015, increased the Line of Credit to $2,000,000 and, provided for the option to convert any or all of the amount outstanding under the outstanding notes, as amended, into shares of our common stock at conversion prices ranging from $0.06 to $0.30 until December 31, 2015.

Although the Company was able to amend its current debt facilities with Esenjay, the Company’s ability to continue as a going concern is dependent on obtaining additional financing sufficient to sustain operations until positive cash flow from operations and profitability can be achieved. Management plans to continue to seek additional equity financing to generate the capital required to fund its current operations and future planned growth.  As part of the Company’s financing plan established in 2012, management has engaged financial advisors to assist in securing additional equity capital of up to $2.5 million. In addition, the Company is pursuing other investment structures that management believes will generate the necessary funding to the Company. Although, management believes that the additional required funding will be obtained, there is no guarantee the Company will be able to obtain the additional required funds on a timely basis or that funds will be available on terms acceptable to the Company. If such funds are not available when required, management will be required to curtail its investments in additional sales and marketing and product development resources, and capital expenditures, which may have a material adverse effect on the Company’s future cash flows and results of operations, and its ability to continue operating as a going concern.The accompanying financial statements do not include any adjustments that would be necessary should the Company be unable to continue as a going concern and, therefore, be required to liquidate its assets and discharge its liabilities in other than the normal course of business and at amounts that may differ from those reflected in the accompanying condensed consolidated financial statements.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company’s significant accounting policies consistently applied in the preparation of the accompanying condensed consolidated financial statements follows:

Principles of Consolidation

The condensed consolidated financial statements include the Flux Power Holdings, Inc. and its wholly-owned subsidiary Flux Power Inc. after elimination of all intercompany accounts and transactions.

Subsequent Events

Management has evaluated events subsequent to September 30, 2013 through the date of this filing with the Securities and Exchange Commission for transactions and other events that may require adjustment of and/or disclosure in such financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation for comparative purposes.

Use of Estimates in Financial Statement Preparation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures. Significant estimates include valuations of equity instruments and deferred tax assets. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from these estimates.

Cash and Cash Equivalents

As of September 30, 2013, cash totaled approximately $49,000 and consists of funds held in a non-interest bearing bank deposit account. The Company considers all highly liquid short term investments with maturities of less than three months when acquired to be cash equivalents. The Company had no other cash equivalents at September 30, 2013 and June 30, 2013.

Fair Values of Financial Instruments

The carrying amount of our accounts payable and accounts receivable approximates their estimated fair values due to the short-term maturities of those financial instruments. The carrying amount of notes payable and line of credit approximates their fair value as the interest approximates current market interest rates for the similar instruments. Derivative liabilities recorded in connection with warrants are reported at their estimated fair value, with changes in fair value being reported in results of operations (see Note 8).  Except for derivative liabilities referenced above, the Company does not have any other assets or liabilities that are measured at fair value on a recurring basis.

Accounts Receivable and Customer Deposits

Accounts receivable are carried at their estimated collectible amounts. The Company may require advance deposits from its customers prior to shipment of the ordered products. The Company has not experienced collection issues related to its accounts receivable, and has not recorded an allowance for doubtful accounts during the three months ended September 30, 2013 and 2012.

Inventories

Inventories consist primarily of battery management systems and the related subcomponents, and are stated at the lower of cost (first-in, first-out) or market. The Company evaluates inventories to determine if write-downs are necessary due to obsolescence or if the inventory levels are in excess of anticipated demand at market value based on consideration of historical sales and product development plans. The Company did not record an adjustment related to obsolete inventory during the three months ended September 30, 2013 and 2012.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation and amortization are provided using the straight-line method over the estimated useful lives, of the related assets ranging from three to ten years, or, in the case of leasehold improvements, over the lesser of the useful life of the related asset or the lease term.

  Stock-based Compensation

Pursuant to the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718-10, Stock Compensation, which establishes accounting for equity instruments exchanged for employee service, we utilize the Black-Scholes option pricing model to estimate the fair value of employee stock option awards at the date of grant. This model, which requires the input of highly subjective assumptions, includes expected volatility and expected life of the options. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions will be based on, or determined from, external data and other assumptions may be derived from our historical experience with stock-based payment arrangements. The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances. In accordance with this guidance, the estimated grant-date fair value of options expected to vest is recognized as compensation expense on a pro-rata basis over the vesting period of the options.

Common stock or equity instruments such as warrants issued for services to non-employees are valued at their estimated fair value at the measurement date (the date when a firm commitment for performance of the services is reached, typically the date of issuance, or when performance is complete).

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, price is fixed or determinable, and collectability of the selling price is reasonably assured. Delivery occurs when risk of loss is passed to the customer, as specified by the terms of the applicable customer agreements. When a right of return exists, contractually or implied, the Company recognizes revenue on the sell-through method. Under this method, revenue is not recognized upon delivery of the inventory components. Instead, the Company records deferred revenue upon delivery and recognize revenue when the inventory components are sold through to the end user. During the three months ended September 30, 2013 and 2012, the Company did not record any deferred revenue.

Product Warranties

The Company evaluates its exposure to product warranty obligations based on historical experience. Our products are warrantied for two years unless modified by a separate agreement. As of September 30, 2013, the Company carries a warranty liability of approximately $11,000 which is included in accrued expenses on the Company’s balance sheets.

Shipping and Handling Costs

The Company records shipping and handling costs charged to customers as revenue and shipping and handling costs to cost of sales as incurred.

Impairment of Long-lived Assets

In accordance with authoritative guidance for the impairment or disposal of long-lived assets, if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through the undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset. The Company believes that no impairment indicators are present.

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

We also follow the provisions of FASB ASC Topic No.740 relating to uncertain tax provisions and have analyzed filing positions in all of the federal and state jurisdictions where the Company is required to file income tax returns, as well as all open tax years in these jurisdictions. Based on our analysis, no unrecognized tax benefits have been identified as of September 30, 2013 or June 30, 2013, and accordingly, no additional tax liabilities have been recorded.

Net Income (Loss) Per Common Share

The Company calculates basic income (loss) per common share by dividing net earnings or loss by the weighted average number of common shares outstanding during the periods. Diluted earnings (loss) per common share include the impact from all dilutive potential common shares relating to outstanding convertible securities.

For the three months, ended September 30, 2013, basic and diluted weighted-average common shares outstanding were 47,493,619. The Company incurred a net loss for the three months ended September 30, 2013, and therefore, basic and diluted loss per share for those periods are the same because the inclusion of potential common equivalent shares were excluded from diluted weighted-average common shares outstanding during the period, as the inclusion of such shares would be anti-dilutive. As of September 30, 2013, there were 808,662 potentially dilutive common shares outstanding, which include common shares underlying outstanding stock options that were excluded from diluted weighted-average common shares outstanding.

For the three months, ended September 30, 2012, basic and diluted weighted-average common shares outstanding were 46,172,233. The Company incurred a net loss for the three months ended September 30, 2012, and therefore, basic and diluted loss per share for those periods are the same because the inclusion of potential common equivalent shares were excluded from diluted weighted-average common shares outstanding during the period as the inclusion of such shares would be anti-dilutive. As of September 30, 2012, there were 4,299,163 potentially dilutive common shares outstanding, which include 2,077,177 common shares underlying outstanding stock options and 2,221,986 common shares underlying outstanding warrants, that were excluded from diluted weighted-average common shares outstanding.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risk.

We evaluate free-standing derivative instruments (or embedded derivatives) to properly classify such instruments within equity or as liabilities in our financial statements. The classification of a derivative instrument is reassessed at each reporting date. If the classification changes because of events during a reporting period, the instrument is reclassified as of the date of the event that caused the reclassification. There is no limit on the number of times a contract may be reclassified.

Instruments classified as derivative liabilities are recorded initially at their estimated fair value and are re-measured each reporting period (or upon reclassification) and the change in fair value is recorded on our condensed consolidated statements of operations in other (income) expense.

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

New Accounting Standards

 The Company reviews new accounting standards as issued. There have been no recently issued accounting standards, or changes in accounting standards, that have had or are expected to have, a material impact on our condensed consolidated financial statements.

NOTE 4 - STOCKHOLDER NOTES PAYABLE AND LINE OF CREDIT

In October 2011, we entered into a revolving promissory note agreement (“Revolving Note”) for $1,000,000 with Esenjay Investments, LLC (“Esenjay”), which is one of our major stockholders who beneficially own approximately 42.6% of our common stock. Mr. Michael Johnson, is a current member of our board of directors , and is the director and sole shareholder of Esenjay. The Revolving Note had an interest rate of 8% per annum, and an original maturity date of September 30, 2013, as amended, and is secured by substantially all of the assets of the Company. As of September 30, 2013, the balance outstanding payable on the note was $1,000,000. On October 16, 2013, we entered into the Second Amendment to the Secondary Revolving Promissory Note for Operating Capital (the “Amendment”) to the Secondary Revolving Promissory Note pursuant to which the Revolving Note was amended to: (i) extend the maturity date from September 30, 2013 to December 31, 2015; (ii) change the interest rate on the outstanding principal amount as of October 10, 2013 and forward to 6% per annum, and (iii) grant the holder of the Revolving Note the option to convert any or all of the amount outstanding under the Revolving Note, as amended, into shares of our common stock at a conversion price of $0.30 until December 31, 2015.

 On March 7, 2012, we entered into an additional note payable agreement with Esenjay for $250,000 (“Bridge Note”). The Bridge Note had an original maturity date of March 7, 2014 and bore interest at the rate of 8% per annum. As of September 30, 2013, the balance outstanding payable on the Bridge Note was $250,000 and there were no further funds available under the Bridge Note. On October 16, 2013, we entered into the First Amendment to the Bridge Loan Promissory Note (the “Amendment”) pursuant to which the Bridge Note was amended to: (i) extend the maturity date from March 7, 2014 to December 31, 2015; (ii) change the interest rate on the outstanding principal amount as of October 10, 2013 and forward to 6% per annum; and (iii) grant the holder of the Bridge Note the option to convert any or all of the amount outstanding under the Bridge Note, as amended, into shares of our common stock at a conversion price of $0.30 until December 31, 2015.

On September 24, 2012, we entered into a Line of Credit agreement with Esenjay for $1,500,000 (“Line of Credit”). Borrowings under the Line of Credit are secured by our assets and bore interest at the rate of 8% per annum, with all unpaid principal and accrued interest due and payable on September 24, 2014. On October 16, 2013, we entered into the First Amendment to the Line of Credit (the “Amendment”) pursuant to which the Line of Credit was amended to: (i) extend the maturity date from September 24, 2014 to December 31, 2015; (ii) change the interest rate on the outstanding principal amount as of October 10, 2013 and forward to 6% per annum; (iii) increse the line of credit to $2,000,000; and (iv) grant holder the option to convert up to $400,000 of the outstanding amount under the Line of Credit into shares of our common stock at a conversion price of $0.06 until December 31, 2013, and the option to convert any or all of the remaining amount outstanding under the Line of Credit into shares of our common stock at a conversion price of $0.30 until December 31, 2015. As of September 30, 2013, the balance outstanding under the Line of Credit was $1,581,000. Subsequent to September 30, 2013, during the second quarter of fiscal 2014 the Company made additional draws of $230,000 under this agreement.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

From time to time, we may be involved in litigation relating to claims arising out of our operations. As of September 30, 2013, we are not a party to any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or operating results.

NOTE 6 - STOCKHOLDERS’ EQUITY

At September 30, 2013, the Company had 145,000,000 shares of common stock, par value of $0.001 authorized for issuance.

In addition, at September 30, 2013 the Company is authorized to issue up to 5,000,000 shares of preferred stock, par value of $0.001 in one or more classes or series within a class pursuant to our Articles of Incorporation. There are currently no shares of preferred stock issued and outstanding.

Holders of common stock are entitled to receive dividends, when, as, and if declared by the Board of Directors, out of any assets legally available to the Company. Dividends are declared and paid in an equal per-share amount on the outstanding shares of each series of common stock. To date the Board of Directors has neither declared nor paid common stock dividends to shareholders.

Common Stock and Warrants

(a)	Private Placement – July 2012

In July 2012, the Company issued 1,690,063 shares of common stock and 338,013 5-year warrants to purchase shares of our common stock at an exercise price of $0.41 per share, resulting in net proceeds of approximately $672,000, pursuant to a private placement initiated in June 2012.

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

Advisory Agreements

Baytree Capital - Related Party. On June 14, 2012, the Company entered into an Advisory Agreement (“Advisory Agreement”) with Baytree Capital, a significant shareholder of the Company, pursuant to which Baytree Capital agreed to provide business and advisory services for 24 months in exchange for 100,000 restricted shares of our newly issued common stock at the commencement of each six (6) month period in return for its services, and a warrant to purchase 1,837,777 restricted shares of our common stock for a period of five (5) years at an exercise price of $0.41 per share (“Advisory Agreement Warrants”). In connection with this agreement, the estimated fair value of the warrants issued in the approximate amount of $3,258,000 was recorded as prepaid advisory fees, which is expected to be amortized on a pro-rata basis over the term of the agreement. During each of the three months ended September 30, 2013 and 2012, we recorded expense of approximately $407,000 as a result of the prepaid advisory fees amortization. As of September 30, 2013 the total remaining balance of the prepaid advisory fees was approximately $1,154,000.

In accordance with the Advisory Agreement, on December 14, 2012, which was the beginning of the second six-month period, a liability was recorded based on that day’s stock price for the anticipated issuance of 100,000 shares of common stock.

In accordance with the Advisory Agreement, on June 14, 2013, which was the beginning of the third six-month period, a liability was recorded based on that day’s stock price for the anticipated issuance of 100,000 shares of common stock. These shares were valued at $0.60 per share, based on the price per share of the Company’s common stock on June 14, 2013, for the total of $60,000 due to Baytree Capital. On July 9, 2013, we issued Baytree Capital 100,000 restricted shares of our newly issued common stock at $0.12 per share. The prepaid advisory fees were adjusted for amortization already recognized from the original due date.

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

The second tranche shares were valued at $0.50 per share, based on the price per share of the Company’s common stock on May 4, 2013, when the second tranche shares were due to be issued, for the total of $50,000. The costs associated with the 100,000 shares to be issued of approximately $50,000 were recorded as consulting expense during the fourth quarter ended June 30, 2013. On August 13, 2013, the Company issued 100,000 restricted shares of our newly issued common stock at $0.08 per share.

The third tranche shares were valued at $0.32 per share, based on the price per share of the Company’s common stock on June 4, 2013, when the third tranche shares were due to be issued, for the total of $32,000. The costs associated with the 100,000 shares to be issued of approximately $32,000 was recorded as consulting expense during the fourth quarter ended June 30, 2013 and is included in accrued expenses as of September 30, 2013 on the Company’s balance sheet until these shares are issued.

On June 3, 2013, the Company terminated the Agreement with Caro Capital effective July 3, 2013.

Warrant Activity

Warrant activity during the three months ended September 30, 2013 and related balances outstanding as of such dates are reflected below:

	Number	Weighted Average Exercise Price Per Share	Remaining Contract Term (# years)
Shares purchasable under outstanding warrants at June 30, 2013	2,907,347	$0.41
Stock purchase warrants issued	—	—
Stock purchase warrants exercised	—	—
Shares purchasable under outstanding warrants at September 30, 2013	2,907,347	$0.41	3.71 - 4.09

Warrant activity during the three months ended September 30, 2012 and related balances outstanding as of such dates are reflected below:

	Number	Weighted Average Exercise Price Per Share	Remaining Contract Term (# years)
Shares purchasable under outstanding warrants at June 30, 2012	2,400,328	$0.41
Stock purchase warrants issued	458,732	—
Stock purchase warrants exercised	—	—
Shares purchasable under outstanding warrants at September 30, 2012	2,859,060	$0.41	4.74

Stock-based Compensation

During the three months ended September 30, 2013, the Company granted 3,010,973 non-qualified stock options of the Company’s common stock.  The Company has not registered the shares of common stock underlying stock options outstanding as of September 30, 2013.

Activity in options during the three months ended September 30, 2013 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2013	2,527,389	$0.15
Granted	3,010,973
Exercised	—
Forfeited and cancelled	—
Outstanding at September 30, 2013	5,538,362	$0.12	8.23
Exercisable at September 30, 2013	3,635,462	$0.19	7.49

Activity in options during the three months ended September 30, 2012 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2012	4,536,949	$0.17
Granted	—
Exercised	(549,552)
Forfeited and cancelled	(1,460,009)
Outstanding at September 30, 2012	2,527,388	$0.17	7.35
Exercisable at September 30, 2012	1,997,279	$0.17	5.58

Stock-based compensation expense recognized in our condensed consolidated statements of operations for the three months ended September 30, 2013 and 2012 includes compensation expense for stock-based options and awards granted, based on the grant date fair value. For options and awards granted, expenses are amortized under the straight-line method over the expected vesting period. Stock-based compensation expense recognized in the condensed consolidated statements of operations has been reduced for estimated forfeitures of options that are subject to vesting. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods based on changes in the estimated forfeiture rate. During the three months ended September 30, 2013, the Company revised its forfeiture rate based on prior year actual forfeitures. The change in forfeiture rate from 5% to 13% resulted in a reduction of approximately $21,000 to previously recognized stock based compensation expense, which was recorded during the three months ended September 30, 2013.

The closing price of our stock at September 30, 2013 was $0.04, as a result the intrinsic value of the exercisable options at September 30, 2013 is $0.

We allocated stock-based compensation expense included in the condensed consolidated statements of operations for employee option grants and non-employee option grants as follows:

Three months ended September 30,	2013	2012
Research and development	$(1,000)	$5,000
General and administration	24,000	40,000
Total stock-based compensation expense	$23,000	$45,000

 The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. The fair value of stock options was measured at the grant date using the assumptions (annualized percentages) in the table below:

Three months ended September 30,	2013	2012
Expected volatility	218%	100%
Risk free interest rate	1.4% to 1.7%	0.8% to 3.0%
Forfeiture rate	13%	5%
Dividend yield	0%	0%
Expected term	3-5 years	5-10 years

The remaining amount of unrecognized stock-based compensation expense at September 30, 2013 is approximately $320,000, which is expected to be recognized over the weighted average period of 7.09 years.

NOTE 7 – Warrant Derivative Liability

At September 30, 2013 there were 2,907,347 outstanding warrants classified as derivative liabilities due to exercise price re-set provisions included in the underlying warrant agreements.

Warrants classified as derivative liabilities are recorded at their estimated fair values at the issuance date and are revalued at each subsequent reporting date. Warrants were determined to have an estimated fair value per share and aggregate value as of September 30, 2013 and in aggregate value as of June 30, 2013 as follows:

		Estimated
	Issued Warrants	Fair Value Per Share $ as of September 30, 2013	Estimated Total Fair Value in Aggregate $ as of September 30, 2013	Estimated Total Fair Value in Aggregate $ as of June 30, 2013

June 2012 Warrants	562,551	$0.02	$12,000	$27,000
July 2012 Warrants	338,013	0.02	7,000	17,000
August 2012 Warrants	120,719	0.02	3,000	6,000
October 2012 Warrants	48,287	0.02	1,000	3,000
Advisory Agreement Warrants	1,837,777	0.02	39,000	90,000
Total	2,907,347		$62,000	$143,000

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

The fair value of our recorded derivative liabilities is determined based on unobservable inputs that are not corroborated by market data, which is a (Level 3) classification. We record derivative liabilities on our balance sheets at fair value with changes in fair value recorded in our condensed consolidated statements of operations.

Following is a summary as of the reporting date of the fair values and applicable level within the fair value hierarchy of assets and liabilities measured at fair value on a recurring basis:

At September 30, 2013:	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Description:
Warrant derivative liabilities	$-	$-	$62,000

At June 30, 2013:	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Description:
Warrant derivative liabilities	$-	$-	$143,000

The table below sets forth a summary of changes in the fair value of our (Level 3) financial instruments for the three months ended September 30, 2013:

	Balance at June 30, 2013	Estimated fair value of new derivative liabilities	Change in estimated fair value recognized in results of operations	Balance at September 30, 2013

Warrant derivative liabilities	$143,000	$-	$(81,000)	$62,000

NOTE 9 – OTHER RELATED PARTY TRANSACTIONS

Stockholder Agreements

During 2009, the Company entered into a cancelable Term Sheet Agreement with a LHV Power Corporation, an entity owned by James Gevarges, one of our shareholders. Mr. Gevarges is also the Chief Executive Officer and President of LHV Power. Pursuant to the Term Sheet Agreement, Flux Power was appointed as a distributor of LHV Power battery charging products allowing Flux Power to sell the products either separately or as part of an energy storage solution. Additionally, Flux Power was required to develop a microprocessor control board (“MCB”), and the associated software to enable communication between the parties’ respective products which entitles Flux Power to royalties for any such units sold by the related entity. Pursuant to the Term Sheet Agreement Flux Power may purchase the products at the then current price list for distributors. Further, under the Term Sheet Agreement, if LHV Power sells its products to a different distributor Flux Power is entitled to a distribution fee equal to 20% of the gross profits on such sale. This distribution fee and royalties are capped at a total of $200,000. The chargers are not currently under commercial production and therefore no Distribution and Royalty Fee has been received by Flux Power. On September 1, 2010, with our consent, LHV assigned the Term Sheet Agreement to Current Ways Inc. a different company that is owned by Mr. Gevarges. The parties are also subject to restrictions on the use and disclosure of confidential information of the other party which ended April 1, 2013.

Pursuant to our standard purchase order terms and conditions, during the three months ended September 30, 2013 and 2012, the Company purchased approximately $0 and $7,000, respectively, of charger products from Current Ways, Inc., which was not subject to the distribution fee or royalties referred to above under the Term Sheet Agreement.

On August 1, 2009, the Company entered into a Manufacturing Implementation Agreement (the “Manufacturing Agreement”) with LHV Power pursuant to which Flux Power granted LHV Power a right of first refusal to manufacture our battery management systems and agreed to pay for any specialized tooling LHV Power may require to manufacture Flux Power’s battery management systems. Under the Manufacturing Agreement, Flux Power will retain ownership of all intellectual property developed as part of the Manufacturing Agreement, which expires on August 1, 2014. During the three months ended September 30, 2013 and 2012, the Company paid approximately $0 and $104,000, respectively, to LHV Power pursuant to the Manufacturing Agreement.

Sublease Agreement

Effective July 1, 2013, the Company relocated its principal office and manufacturing to Vista, California. The Company entered into a month-to-month sub-lease agreement for shared space with Epic Boats, a related party. The agreement provides for monthly payments of approximately $4,950.

Epic Boats Inventory Deposit

As of September 30, 2013, the Company maintains a prepaid deposit from Epic Boats in the amount of $196,000. The deposit is related to anticipated sales of batteries from Flux to Epic Boats that have yet to be delivered.

NOTE 10 – CONCENTRATIONS

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments. The Company maintains cash balances at a financial institution in San Diego, California. Accounts at this institution are secured by the Federal Deposit Insurance Corporation. As of September 30, 2013, cash totaled approximately $49,000, which consists of funds held in a non-interest bearing bank deposit account. The Company has not experienced any losses in such accounts. Management believes that the Company is not exposed to any significant credit risk with respect to its cash.

Customer Concentrations

During the three months ended September 30, 2013, the Company had five customers that represented more than 10% of its revenues on an individual basis, and approximately $28,000 and 80%, in the aggregate.

During the three months ended September 30, 2012, the Company had three customers that represented more than 10% of its revenues on an individual basis, and approximately $38,000 and 51%, in the aggregate.

Suppliers/Vendor Concentrations

We obtain components and supplies included in our products from a small group of suppliers. During the three months ended September 30, 2013, we had four suppliers who accounted for more than 10% of our total inventory purchases on an individual basis and approximately 77% in the aggregate.

During the three months ended September 30, 2012, we had two suppliers that accounted for more than 10% of our total purchases on an individual basis and approximately 87% in the aggregate.

In the past, we have sourced Lithium batteries from a number of suppliers. We are realigning our battery sourcing to improve consistency, responsiveness, and quality. As a result, we have signed a non-exclusive supply agreement with Henan Huanyu New Energy Technology Ltd, a Chinese company.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the unaudited interim condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended June 30, 2013.

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

The Company’s condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred an accumulated deficit of $4,724,000 through September 30, 2013 and as of September 30, 2013 had limited cash or other working capital. To date, the Company’s revenues and operating cash flows have not been sufficient to sustain its operations and it has relied on debt and equity financing to fund its operations. The audit report dated October 15, 2013 from the Company's independent registered public accounting firm indicated that the Company's significant accumulated deficit and its need to raise immediate additional financing among other factors, raised substantial doubt about the Company's ability to continue as a going concern. On October 16, 2013 the Company amended its debt Stockholder Notes Payable (see Note 4) with Esenjay Investments, LLC (“Esenjay”) which extended the maturity dates of all notes held to December 31, 2015, increased the Line of Credit to $2,000,000 and, provided for the option to convert any or all of the amount outstanding under the outstanding notes, as amended, into shares of our common stock at conversion prices ranging from $0.06 to $0.30 until December 31, 2015.

Recent Developments

In October 2011, we entered into a revolving promissory note agreement (“Revolving Note”) for $1,000,000 with Esenjay Investments, LLC (“Esenjay”), which is one of our major stockholders who beneficially own approximately 42.6% of our common stock. Mr. Michael Johnson, is a current member of our board of directors, is the director and sole shareholder of Esenjay. The Revolving Note had an interest rate of 8% per annum, and an original maturity date of September 30, 2013, as amended, and is secured by substantially all of the assets of the Company. As of September 30, 2013, the balance outstanding payable on the note was $1,000,000. On October 16, 2013, we entered into the Second Amendment to the Secondary Revolving Promissory Note for Operating Capital (the “Amendment”) to the Secondary Revolving Promissory Note pursuant to which the Revolving Note was amended to  (i) extend the maturity date from September 30, 2013 to December 31, 2015; (ii) change the interest rate on the outstanding principal amount as of October 10, 2013 and forward to 6%, and (iii) grant the holderender of the Revolving Note the option to convert any or all of the amount outstanding under the Revolving Note, as amended,  into shares of our common stock at a conversion price of $0.30 until December 31, 2015.

On March 7, 2012, we entered into an additional note payable agreement with Esenjay for $250,000 (“Bridge Note”). The Bridge Note had an original maturity date of March 7, 2014 and an interest rate of 8% per annum. As of September 30, 2013, the balance outstanding payable on the Bridge Note was $250,000 and there were no further funds available under the Bridge Note.  On October 16, 2013, we entered into the  First Amendment to the Bridge Loan Promissory Note (the “Amendment”) pursuant to which the Bridge Note was amended to: (i) extend the maturity date from March 7, 2014 to December 31, 2015, (ii) change the interest rate on the outstanding principal amount as of October 10, 2013 and forward to 6%, and (iii) grant the holder of the Bridge Note the option to convert any or all of the amount outstanding under the Bridge Note, as amended, into shares of our common stock at a conversion price of $0.30 until December 31, 2015.

On September 24, 2012, we entered into a Line of Credit agreement with Esenjay for $1,500,000 (“Line of Credit”).  Borrowings under the Line of Credit are secured by our assets and is at an interest rate of 8% per annum, with all unpaid principal and accrued interest due and payable on September 24, 2014.  On October 16, 2013, we entered into the First Amendment to the Unrestricted and Open Line of Credit (the “Amendment”) pursuant to which the Line of Credit was amended to (i) extend the maturity date from September 24, 2014 to December 31, 2015, (ii) change the interest rate on the outstanding principal amount as of October 10, 2013 and forward to 6%,  (iii) increase the line of credit to $2,000,000, and (iv) grant Lender the option to convert up to $400,000 of the outstanding amount under the Line of Credit into shares of our common stock at a conversion price of $0.06 until December 31, 2013, and the option to convert any or all of the amount outstanding under the Line of Credit into shares of our common stock at a conversion price of $0.30 until December 31, 2015. As of September 30, 2013, the balance outstanding under the Line of Credit was $1,581,000. Subsequent to September 30, 2013, during the second quarter of fiscal 2014 the Company made additional draws of $230,000 under this agreement.

In June 2013, the Company entered into a non-binding letter of intent (“LOI”) to acquire KleenSpeed Technologies (“KleenSpeed”). KleenSpeed develops technology for distributed energy markets, including grid storage. The LOI proposes that upon the successful closing of the acquisition, KleenSpeed will become a wholly-owned subsidiary of Flux Power. While the specific terms of the acquisition will be announced upon the execution of a definitive agreement, the acquisition is expected to be completed within the current fiscal year. In addition, the LOI contemplates that the consummation of the acquisition will be conditioned upon other customary closing conditions and the successful completion of a private placement of Flux Power’s common stock (the “Shares”) for a minimum of $800,000 and a maximum of $2,500,000, with the proceeds to be used primarily as working capital and future product development.

The Company believes that it may be able to achieve higher longer-term revenue by focusing on a smaller number of products and selling to customers that do not require extensive and lengthy product development and negotiation periods. As a result, the Company has narrowed its focus to product segments including “micro-grid energy storage” and “lift equipment”. The Company is positioned to address these markets, which include applications such as industrial electric vehicles like electric forklifts, floor scrubbers, back-up power, grid-tie power, solar storage, electric service vehicles, pallet drivers, and mobile cooling units. However, the Company cannot guarantee that it will be successful in transitioning companies in these segments from legacy lead-acid technologies to our advanced energy storage solutions.

Segment and Related Information

We operate as a single reportable segment.

Results of Operations and Financial Condition

Comparison for the Three Months Ended September 30, 2013 and 2012

Net Loss

Net losses reported were approximately $746,000 for the three months ended September 30, 2013 as compared to approximately $9,000 for the three months ended September 30, 2012.

Revenues

We currently sell products direct or through one of several retail distributors in North America. Our direct customers range from small to large companies while our distributors primarily distribute to smaller retail customers.

Revenues for the three months ended September 30, 2013, decreased by approximately $42,000, or 55%, compared to the three months ended September 30, 2012. This decrease in sales was primarily attributable to major customers ultimately not meeting their production expectations.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2013, decreased approximately $24,000 or 53%, compared to the three months ended September 30, 2012. This large decrease in cost of revenues was attributable to decrease in related sales costs as discussed above.

Gross Profit

Gross profit for the three months ended September 30, 2013, decreased by approximately $18,000 or 58%, compared to the three months ended September 30, 2012. Gross profit as a percentage of revenue for the three months ended September 30, 2013, decreased to 38% compared to 41% in the three months ended September 30, 2012. Gross profit margins during three months ended September 30, 2013 reflect fixed costs that did not decline as revenue declined.

Selling, and General and Administrative Expenses

Selling, and general and administrative expenses for the three months ended September 30, 2013 and 2012 were approximately $311,000 and approximately $714,000, respectively. Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, public company costs, consulting costs, professional fees and other expenses. The decrease of approximately $403,000 or 56% was primarily due to the reverse merger including legal and accounting fees expenses occurring in 2012, and a reduction in staffing and overhead implemented in May 2013.

Amortization of Prepaid Advisory Fees

Amortization of prepaid advisory fees for the three months ended September 30, 2013 and 2012 were approximately $411,000 and approximately $407,000, respectively. The prepaid advisory fees are related to the fair value of the warrants issued under an advisory agreement with Baytree Capital dated June 14, 2012, and to value of the shares of the Company’s common stock issued pursuant to the same agreement where Baytree Capital agreed to provide business and advisory services to the Company.

Research and Development Expense

Research and development expenses for the three months ended September 30, 2013 and 2012 were approximately $107,000 and approximately $290,000, respectively. Such expenses consist primarily of materials, supplies, salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses. The decrease of approximately $183,000 or 63% was primarily due to a decrease in personnel costs and benefits, and an increase in material and supplies consumption.

Change in Fair Value of Warrant Derivative Liability

We follow FASB ASC Topic No. 820, Fair Value Measurements and Disclosures (“ASC 820”) in connection with financial assets and liabilities measured at fair value on a recurring basis subsequent to initial recognition. The change in the fair value for the three months ended September 30, 2013 and 2012 was approximately $81,000 and $1,388,000, respectively (see Note 8, to the financial statements) and are recorded as other income in the accompanying condensed consolidated statements of operations.

Liquidity and Capital Resources

Overview

As of September 30, 2013, we had a cash balance of approximately $49,000, positive working capital of approximately $514,000 (including approximately $1.2 million of prepaid advisory fees) and an accumulated deficit of approximately $4,724,000.  As discussed further below under Future Liquidity needs, we do not currently believe that our existing cash resources are sufficient to meet the Company’s anticipated needs during the next twelve months, and that additional financing is required by the 2nd quarter of fiscal 2014 to support current operations.

Cash Flows

Operating Activities

Our operating activities resulted in net cash used in operations of approximately $334,000, for the three months ended September 30, 2013 compared to net cash used in operations of approximately $1,231,000 for the three months ended September 30, 2012.

  Net cash used in operating activities during the three months ended September 30, 2013 reflect the net loss of approximately $746,000 for the period offset by non-cash items including; depreciation of approximately $12,000, amortization of prepaid advisory fees of approximately $411,000, stock-based compensation of approximately $23,000, stock issued for services of $20,000, offset by changes in the fair value of warrants liability of approximately $81,000 and gain on settlement of accrued liability of $42,000. Changes in operating assets and liabilities included a decrease in accounts receivable of approximately $5,000 and an increase in accounts payable of approximately $12,000. Other changes include a decrease in accrued expenses of approximately $66,000 primarily related to payroll and related costs, an increase in accrued interest of approximately $52,000, an increase in customer deposits of approximately $14,000, a decrease in customer deposits from related party of approximately $2,000, a decrease in inventory of $3,000, and a decrease in other current assets of approximately $57,000.

Net cash used in operating activities during the three months ended September 30, 2012 the net loss of approximately $9,000 for the period, offset by depreciation of approximately $10,000, amortization of prepaid advisory fees of approximately $407,000, stock-based compensation of approximately $45,000, offset by changes in the fair value of warrant liability of approximately $1,388,000. Changes in operating assets and liabilities included a decrease in accounts receivable of approximately $12,000, a decrease in accounts payable of approximately $121,000, an increase in inventories of approximately $67,000, additional, a decrease in accrued expenses of approximately $112,000 primarily related to payroll and related costs, an increase in accrued interest of approximately $18,000, a decrease in customer deposits of approximately $2,000, a decrease in customer deposits from related party of approximately $20,000, a decrease in deferred revenue of approximately $2,000, and an increase in other current assets of approximately $2,000.

Investing Activities

Net cash used in investing activities during the three months ended September 30, 2012 consist primarily of purchases of equipment of approximately $27,000. There were no investing activities for the three months ended September 30, 2013.

Financing Activities

Net cash provided by financing activities during the three months ended September 30, 2013 and 2012 was approximately $363,000 and $903,000, respectively. The increase in financing activities is the result of additional draws made under the Line of Credit with Esenjay to satisfy additional requirements for capital.

Future Liquidity Needs

The Company has evaluated its expected cash requirements over the next twelve months, which include, but are not limited to, support of current operations, investments in additional sales and marketing and product development resources, capital expenditures, and working capital requirements, and has determined that our existing cash resources are not sufficient to meet our anticipated needs during this period. On October 16, 2013 we entered into an agreement with Esenjay Investments LLC (“Esenjay”), to amend our current debt, which includes our Revolving Note, Bridge Note and line of credit facility, which provided for an extension on the maturity through December 31, 2015, an adjustment to the interest rates and an increase in the Line of Credit  (see Note 4, to the financial statements).

Based on our current and planned levels of expenditure, we estimate that total financing proceeds of approximately $2.5 million will be required to fund planned operations through September 30, 2014 and that additional financing is required by the 2nd quarter of fiscal 2014 to support current operations. In addition, we anticipate that further additional financing will be required to fund our business plan subsequent to that date, until such time as revenues and related cash flows become sufficient to support our operating costs.

If we are unable to increase sale of our products or obtain additional funding in the near future, our cash resources will rapidly be depleted and we may be required to further materially reduce or suspend operations, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships, at least until additional funding is obtained. If we do not have sufficient funds to continue operations, we could be required to liquidate our assets, seek bankruptcy protection or other alternatives that would likely result in our receiving less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or some of their investment in us.

Management plans to continue to seek additional equity financing to generate the capital required to fund its current operations and future planned growth.  As part of the Company’s financing plan established in 2012, management has engaged financial advisors to assist in securing additional equity capital of up to $2.5 million. In addition to engagements with financial advisors, the Company is pursuing other investment structures that management believes will generate the necessary funding to the Company. Although, management believes that the additional required funding will be obtained, there is no guarantee the Company will be able to obtain the additional required funds or that funds will be available on terms acceptable to the Company. If such funds are not available, management will be required to curtail its investments in additional sales and marketing and product development resources, and capital expenditures, which may have a material adverse effect on the Company’s future cash flows and results of operations, and its ability to continue operating as a going concern.

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

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended June 30, 2013.

Recent Accounting Pronouncements

For the three months ended September 30, 2013, there were no accounting standards or interpretations issued that are expected to have a material impact on our financial position, operations or cash flows.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with the SEC under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow for timely decisions regarding required disclosure. As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 15d- concluded that our disclosure controls and procedures were effective to ensure the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed and reported within the time periods specified in the SEC’s rules and forms.

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

ITEM 1A — RISK FACTORS

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described in our Annual Report on Form 10-K as filed with the SEC on October 15, 2013 and all of the information contained in our public filings before deciding whether to purchase our common stock. There have been no material revisions to the “Risk Factors” as set forth in our Annual Report on Form 10-K as filed with the SEC on October 15, 2013.

 ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

  None

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

Flux Power Holding, Inc.

Date: November 14, 2013	By:	By:	/s/ Ronald F. Dutt
Name: Ronald F. Dutt
Title: Interim Chief Executive Officer
(Principal Executive Officer) and Chief Financial Officer