Form 10-Q
period 2013-12-31
Flux Power Holdings, Inc.
filed 2014-02-14
CIK 1083743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of: February 14, 2014
Common Stock, $0.001 par value	61,035,576

FLUX POWER HOLDINGS, INC.

FORM 10-Q
For the Quarterly Period Ended December 31, 2013

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

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this report only:

•	the “Company,” “we,” “us,” and “our” refer to the combined business of Flux Power Holdings, Inc., a Nevada corporation and its subsidiary, Flux Power, Inc. (“Flux Power”), a California corporation;
•          “Exchange Act” refers the Securities Exchange Act of 1934, as amended;
•	“SEC” refers to the Securities and Exchange Commission; and
•          “Securities Act” refers to the Securities Act of 1933, as amended.

FLUX POWER HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

Item 1. Financial Statements

	December 31, 2013 (Unaudited)	June 30, 2013
ASSETS
Current assets:
Cash	$4,000	$20,000
Accounts receivable, net	6,000	13,000
Inventories, net	147,000	160,000
Prepaid advisory fees, current portion	756,000	1,616,000
Other current assets	53,000	35,000

Total current assets	966,000	1,844,000

Property, plant and equipment, net	99,000	132,000

Total assets	$1,065,000	$1,976,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$362,000	$370,000
Accrued expenses	156,000	211,000
Accrued interest	236,000	135,000
Customer deposits	22,000	5,000
Customer deposits from related party	135,000	138,000
Warrant derivative liability	60,000	143,000
Stockholder notes payable and line of credit, current portion	—	1,250,000
Total current liabilities	971,000	2,252,000

Long term liabilities:
Stockholder notes payable and line of credit, net of current portion	3,136,000	1,218,000

Total liabilities	4,107,000	3,470,000

Commitments and contingencies (Note 5)

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value: authorized 5,000,000 shares, none issued and outstanding	—	—
Common stock, $0.001 par value: authorized 145,000,000 shares, 48,135,576 and 47,355,576 shares issued and outstanding as of December 31, 2013 and June 30, 2013, respectively	48,000	47,000
Additional paid-in capital	2,549,000	2,436,000
Accumulated deficit	(5,639,000)	(3,977,000)
Total stockholders’ deficit	(3,042,000)	(1,494,000)
Total liabilities and stockholders’ deficit	$1,065,000	$1,976,000

The accompanying notes are an integral part of these financial statements.

FLUX POWER HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Month Periods Ended December 31, 2013 and 2012
(Unaudited)

	Three months Ended		Six months Ended
	December 31,	December 31,	December 31,	December 31,
	2013	2012	2013	2012
Net revenue (1)	$28,000	$516,000	$62,000	$592,000
Cost of sales	19,000	458,000	40,000	503,000

Gross profit	9,000	58,000	22,000	89,000

Operating expenses:
Selling and administrative expenses	342,000	687,000	654,000	1,401,000
Amortization of prepaid advisory fees	414,000	423,000	825,000	830,000
Research and development	123,000	236,000	230,000	526,000

Total operating expenses	879,000	1,346,000	1,709,000	2,757,000

Operating loss	(870,000)	(1,288,000)	(1,687,000)	(2,668,000)

Other income (expense):
Change in fair value of derivate liabilities	2,000	2,184,000	83,000	3,572,000
Interest expense, net	(47,000)	(20,000)	(100,000)	(37,000)
Gain on settlement of accrued liability	—	—	42,000	—

Net (loss) income	$(915,000)	$876,000	$(1,662,000)	$867,000

Net income (loss) per share – basic	$(0.02)	$0.02	$(0.03)	$0.02
Net income (loss) per share – diluted	$(0.02)	$0.02	$(0.03)	$0.02
Weighted average number of common shares outstanding – basic	47,715,793	46,614,250	47,604,706	46,022,798
Weighted average number of common shares outstanding – diluted	47,715,793	50,878,086	47,604,706	50,243,557

(1)	Includes sales to related parties for the three and six months ended December 31, 2012, of approximately $11,000 and $31,000, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended December 31, 2013 and 2012
(Unaudited)

	Six Months Ended
	December 31,	December 31,
	2013	2012
Cash flows from operating activities:
Net (loss) income	$(1,662,000)	$867,000
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	33,000	21,000
Amortization of prepaid advisory fees	825,000	830,000
Change in fair value of warrant liability	(83,000)	(3,572,000)
Stock-based compensation	60,000	38,000
Stock issuance for services	53,000	—
Gain on settlement of accrued liability	(42,000)	—
Changes in operating assets and liabilities:
Accounts receivable	7,000	40,000
Inventories	13,000	380,000
Other current assets	17,000	(184,000)
Accounts payable	(8,000)	(106,000)
Accrued expenses	(13,000)	(22,000)
Accrued interest	101,000	38,000
Customer deposits	17,000	12,000
Customer deposits from related party	(2,000)	(31,000)
Deferred revenue	—	(480,000)
Net cash used in operating activities	(684,000)	(2,169,000)

Cash flows from investing activities:
Purchases of equipment	—	(37,000)
Net cash used in investing activities	—	(37,000)

Cash flows from financing activities:
Proceeds from issuance of common shares from the exercise of employee stock options	—	4,000
Proceeds from the sale of common stock and warrants, net of offering costs paid	—	981,000
Proceeds from stockholder notes payable and line of credit	668,000	450,000
Net cash provided by financing activities	668,000	1,435,000

Net decrease in cash	(16,000)	(771,000)
Cash, beginning of period	20,000	812,000

Cash, end of period	$4,000	$41,000

Supplemental disclosures of Non-cash Investing and Financing Activities::
Issuance of warrants classified as derivative liabilities	$—	$931,000

Supplemental disclosures of Cash Flow Information :
Cash paid during the year for:
Income taxes	$—	$2,000

The accompanying notes are an integral part of these financial statements.

FLUX POWER HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

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

Nature of Business

Flux Power Holdings, Inc. (“Flux”) conducts operations through its wholly owned subsidiary, Flux Power, Inc. (“Flux Power”), a California corporation.

The Company develops and sells rechargeable advanced energy storage systems. The Company has structured its business around its core technology, “The Battery Management System” (“BMS”). The Company’s BMS provides three critical functions to their battery systems: cell balancing, monitoring, and error reporting. Using its proprietary management technology, the Company is able to offer complete integrated energy storage solutions or custom modular standalone systems to their clients. The Company has also developed a suite of complementary technologies and products that accompany their core products. Sales during the three and six months ended December 31, 2013 and 2012 were primarily to customers located throughout the United States.

All dollar amounts herein are in U.S. dollars unless otherwise stated.

NOTE 2 – LIQUIDITIY AND GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred an accumulated deficit of $5,639,000 through December 31, 2013, and had limited cash or other working capital as of December 31, 2013. To date, the Company’s revenues and operating cash flows have not been sufficient to sustain its operations. The audit report dated October 15, 2013, from the Company's independent registered public accounting firm indicated that the Company's significant accumulated deficit and its need to raise immediate additional financing among other factors, raised substantial doubt about the Company's ability to continue as a going concern.

On October 16, 2013, the Company amended its debt Stockholder Notes Payable and credit line agreements  (see Note 4) with Esenjay Investments, LLC (“Esenjay”). The amendments extended the maturity dates and modified annual interest rates of all debt instruments held by Esenjay to December 31, 2015, increased the Line of Credit to $ 2,000,000, and provided for the option to convert any or all of the amount outstanding under the debt agreements, as amended, into shares of our common stock.

As part of the Company’s financing plan established in 2013, management has engaged financial advisors to assist in securing additional equity capital of up to $ 2.5 million. The Company contracted with Security Research Associates in 2013 as its exclusive placement agent.

Although the Company was able to amend its current debt facilities with Esenjay, the Company’s ability to continue as a going concern is dependent on obtaining additional financing sufficient to sustain operations until positive cash flow from operations and profitability can be achieved. Management plans to continue to seek additional equity financing to generate the capital required to fund its current operations and future planned growth. In addition, the Company is pursuing other investment structures that management believes may generate the necessary funding for the Company. Although management believes that the additional required funding will be obtained, there is no guarantee the Company will be able to obtain the additional required funds on a timely basis or that funds will be available on terms acceptable to the Company. If such funds are not available when required, management will be required to curtail its investments in additional sales and marketing and product development resources, and capital expenditures, which may have a material adverse effect on the Company’s future cash flows and results of operations, and its ability to continue operating as a going concern. The accompanying financial statements do not include any adjustments that would be necessary should the Company be unable to continue as a going concern and, therefore, be required to liquidate its assets and discharge its liabilities in other than the normal course of business and at amounts that may differ from those reflected in the accompanying condensed consolidated financial statements.

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

Subsequent Events

Management has evaluated events subsequent to December 31, 2013, through the date of this filing with the Securities and Exchange Commission for transactions and other events that may require adjustment of and/or disclosure in such financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation for comparative purposes.

Use of Estimates in Financial Statement Preparation

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as certain financial statement disclosures. Significant estimates include valuation allowances relating to accounts receivable, inventory, and deferred tax assets, and valuations of  derivative liabilities and equity instruments. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from these estimates.

Cash and Cash Equivalents

As of December 31, 2013, cash totaled approximately $4,000 and consists of funds held in a non-interest bearing bank deposit account. The Company considers all liquid short-term investments with maturities of less than three months when acquired to be cash equivalents. The Company had no other cash equivalents at December 31, 2013 and June 30, 2013.

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

Accounts Receivable and Customer Deposits

Accounts receivable are carried at their estimated collectible amounts. The Company may require advance deposits from its customers prior to shipment of the ordered products. The Company has not experienced collection issues related to its accounts receivable, and has not recorded an allowance for doubtful accounts during the three and six months ended December 31, 2013 and 2012.

Inventories

Inventories consist primarily of battery management systems and the related subcomponents, and are stated at the lower of cost (first-in, first-out) or market. The Company evaluates inventories to determine if write-downs are necessary due to obsolescence or if the inventory levels are in excess of anticipated demand at market value based on consideration of historical sales and product development plans. The Company did not record an adjustment related to obsolete inventory during the three and six months ended December 31, 2013 and 2012.

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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, price is fixed or determinable, and collectability of the selling price is reasonably assured. Delivery occurs when risk of loss is passed to the customer, as specified by the terms of the applicable customer agreements. When a right of return exists, contractually or implied, the Company recognizes revenue on the sell-through method. Under this method, revenue is not recognized upon delivery of the inventory components. Instead, the Company records deferred revenue upon delivery and recognizes revenue when the inventory components are sold through to the end user. During the three and six months ended December 31, 2013, and 2012, the Company did not record any deferred revenue.

Product Warranties

The Company evaluates its exposure to product warranty obligations based on historical experience. Our products are warrantied for two years unless modified by a separate agreement. As of December 31, 2013, the Company carries a warranty liability of approximately $11,000, which is included in accrued expenses on the Company’s balance sheets.

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

We also follow the provisions of FASB ASC Topic No.740 relating to uncertain tax provisions and have analyzed filing positions in all of the federal and state jurisdictions where the Company is required to file income tax returns, as well as all open tax years in these jurisdictions. Based on our analysis, no unrecognized tax benefits have been identified as of December 31, 2013, or June 30, 2013, and accordingly, no additional tax liabilities have been recorded.

Net Income (Loss) Per Common Share

The Company calculates basic income (loss) per common share by dividing net earnings or loss by the weighted average number of common shares outstanding during the periods. Diluted earnings (loss) per common share include the impact from all dilutive potential common shares relating to outstanding convertible securities.

For the three and six months ended December 31, 2013, basic and diluted weighted-average common shares outstanding were 47,715,793 and 47,604,706, respectively. The Company incurred a net loss for the three and six months ended December 31, 2013, and therefore, basic and diluted loss per share for those periods are the same because the inclusion of potential common equivalent shares were excluded from diluted weighted-average common shares outstanding during the period, as the inclusion of such shares would be anti-dilutive. As of December 31, 2013, there were 460,713 potentially dilutive common shares outstanding, which include common shares underlying outstanding stock options that were excluded from diluted weighted-average common shares outstanding.

For the three months ended December 31, 2012, basic and diluted weighted-average common shares outstanding were 46,614,250 and 50,878,086, respectively, and for the six months ended December 31, 2012, basic and diluted weighted-average common shares outstanding were 46,022,798, and 50,243,557, respectively. The potentially dilutive common shares outstanding for the three and six months ended December 31, 2012, which include common shares underlying outstanding stock options and warrants, included in the diluted weighted-average calculation were approximately 4,240,005 and 3,971,824, respectively.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risk.

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

Instruments classified as derivative liabilities are recorded initially at their estimated fair value and are re-measured each reporting period (or upon reclassification). The change in fair value is recorded on our condensed consolidated statements of operations in other (income) expense (see Note 7).

New Accounting Standards

The Company reviews new accounting standards as issued. There have been no recently issued accounting standards, or changes in accounting standards, that have had, or are expected to have, a material impact on our condensed consolidated financial statements.

NOTE 4 - STOCKHOLDER NOTES PAYABLE AND LINE OF CREDIT

In October 2011 we entered into a revolving promissory note agreement (“Revolving Note”) for $1,000,000 with Esenjay Investments, LLC (“Esenjay”), which is one of our major stockholders who beneficially owns approximately 42.6 % of our common stock. Mr. Michael Johnson is a current member of our board of directors and is the director and sole shareholder of Esenjay. The Revolving Note had an interest rate of 8 % per annum, and an original maturity date of September 30, 2013, as amended, and is secured by substantially all of the assets of the Company. As of September 30, 2013, the balance outstanding payable on the note was $1,000,000. On October 16, 2013, we entered into the Second Amendment to the Secondary Revolving Promissory Note for Operating Capital (the “Amendment”) pursuant to which the Revolving Note was amended to: (i) extend the maturity date from September 30, 2013, to December 31, 2015; (ii) change the interest rate on the outstanding principal amount as of October 16, 2013, and forward to 6 % per annum, and (iii) grant the holder of the Revolving Note the option to convert any or all of the amount outstanding under the Revolving Note, as amended, into shares of our common stock at a conversion price of $ 0.30 per share until December 31, 2015. In January 2014, $400,000 of the Revolving Note balance was converted to equity (see Note 11).

On March 7, 2012, we entered into an additional note payable agreement with Esenjay for $250,000 (“Bridge Note”). The Bridge Note had an original maturity date of March 7, 2014, and bore interest at the rate of 8% per annum. As of September 30, 2013, the balance outstanding payable on the Bridge Note was $250,000 and there were no further funds available under the Bridge Note. On October 16, 2013, we entered into the First Amendment to the Bridge Loan Promissory Note (the “Amendment”) pursuant to which the Bridge Note was amended to: (i) extend the maturity date from March 7, 2014, to December 31, 2015; (ii) change the interest rate on the outstanding principal amount as of October 16, 2013, and forward to 6 % per annum; and (iii) grant the holder of the Bridge Note the option to convert any or all of the amount outstanding under the Bridge Note, as amended, into shares of our common stock at a conversion price of $0.30 per share until December 31, 2015.

On September 24, 2012, we entered into a Line of Credit agreement with Esenjay for $1,500,000 (“Line of Credit”). Borrowings under the Line of Credit are secured by our assets and bore interest at the rate of 8 % per annum, with all unpaid principal and accrued interest due and payable on September 24, 2014. On October 16, 2013, we entered into the First Amendment to the Line of Credit (the “Amendment”) pursuant to which the Line of Credit was amended to: (i) extend the maturity date from September 24, 2014, to December 31, 2015; (ii) change the interest rate on the outstanding principal amount as of October 16, 2013, and forward to 6 % per annum; (iii) increase the line of credit to $2,000,000; and (iv) grant holder the option to convert up to $400,000 of the outstanding amount under the Line of Credit into shares of our common stock at a conversion price of $0.06 per share until December 31, 2013, and the option to convert any or all of the remaining amount outstanding under the Line of Credit into shares of our common stock at a conversion price of $ 0.30 per share until December 31, 2015. As of December 31, 2013, the balance outstanding under the Line of Credit was $1,886,000. Subsequent to December 31, 2013, no additional draws have been made.

As of December 31, 2013, a total of $114,000 was available under credit lines with Esenjay.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

From time to time, we may be involved in litigation relating to claims arising out of our operations. As of December 31, 2013, we are not a party to any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or operating results.

 NOTE 6 - STOCKHOLDERS’ EQUITY

At December 31, 2013, the Company had 145,000,000 shares of common stock, par value of $ 0.001 authorized for issuance, of which 48,135,576 shares were issued and outstanding.

In addition, at December 31, 2013, the Company is authorized to issue up to 5,000,000 shares of preferred stock, par value of $0.001, in one or more classes or series within a class pursuant to our Articles of Incorporation. There are currently no shares of preferred stock issued and outstanding.

Holders of common stock are entitled to receive dividends, when, as, and if declared by the Board of Directors, out of any assets legally available to the Company. Dividends are declared and paid in an equal per-share amount on the outstanding shares of each series of common stock. To date the Board of Directors has neither declared nor paid common stock dividends to shareholders.

Common Stock and Warrants

Private Placements - 2012

In July, August, and October 2012, the Company issued an aggregated of 2,353,093 shares of common stock and 579,450 five (5) year warrants to purchase shares of our common stock at an exercise price of $0.41 per share, resulting in aggregate proceeds of approximately $980,000, pursuant to private placement transactions.

The common stock purchased in the above referenced private placements and the common stock issuable upon exercise of warrants have piggyback registration rights. The securities offered and sold in the private placement have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act.

Advisory Agreements

Baytree Capital - Related Party. On June 14, 2012, the Company entered into an Advisory Agreement (“Advisory Agreement”) with Baytree Capital, a significant shareholder of the Company, pursuant to which Baytree Capital agreed to provide business and advisory services for 24 months in exchange for 100,000 restricted shares of our newly issued common stock at the commencement of each six (6) month period in return for its services, and a warrant to purchase 1,837,777 restricted shares of our common stock for a period of five (5) years at an exercise price of $0.41 per share (“Advisory Agreement Warrants”). In connection with this agreement, the estimated fair value of the warrants issued in the approximate amount of $3,258,000 was recorded as prepaid advisory fees, which is expected to be amortized on a pro-rata basis over the term of the agreement. During each of the six months ended December 31, 2013, and 2012, we recorded expense of approximately $815,000 as a result of the prepaid advisory fees amortization. As of December 31, 2013, the total remaining balance of the prepaid advisory fees was approximately $747,000.

In accordance with the Advisory Agreement, on June 14, 2013, which was the beginning of the third six-month period, a liability was recorded based on that day’s stock price for the anticipated issuance of 100,000 shares of common stock. These shares were valued at $0.60 per share, based on the price per share of the Company’s common stock on June 14, 2013, for the total of $60,000 due to Baytree Capital. On July 9, 2013, we issued Baytree Capital 100,000 restricted shares of our newly issued common stock at $0.12 per share. During the six months ended December 31, 2013, the Company recorded expense of $6,500 for such advisory fees.

On December 14, 2013, the commencement of the fourth six-month period, the Company accrued for the fourth installment of the shares for services valued at $0.05 per share, the price per share of the Company’s common stock on December 14, 2013, for the total of the $5,000 due to Baytree Capital. The Company also recorded $5,000 of prepaid advisory fees to be amortized over six months. The expense recognized during the period ended December 31, 2013, was immaterial.

Caro Capital, LLC. On April 4, 2013, the Company entered into an Advisory Agreement (“Agreement”) with Caro Capital, LLC (“Caro Capital”), pursuant to which Caro Capital agreed to provide business and advisory services, management consulting, shareholder information, and public relations for six (6) months in exchange for 500,000 restricted shares of our newly issued common stock. Upon execution of the Agreement, Caro Capital was issued 100,000 shares of restricted stock per the contract terms, which were valued at $44,000 based on the closing price of our common stock on the issuance date. The contract calls for subsequent issuance of 100,000 shares at 30-day increments to the first tranche. Per the terms of the Agreement, Caro Capital is entitled to the second and third tranche issuance of 100,000 shares of restricted stock each.

The second tranche shares were valued at $ 0.50 per share, based on the price per share of the Company’s common stock on May 4, 2013, when the second tranche shares were due to be issued, for the total of $50,000. The costs associated with the 100,000 shares to be issued of approximately $50,000 were recorded as consulting expense during the fourth quarter ended June 30, 2013. On August 13, 2013, the Company issued 100,000 restricted shares of our newly issued common stock at $0.08 per share. As a result, during the six months ended December 31, 2013, the Company recorded $42,000 gain on settlement of accrued liability, which resulted from the difference in the per share value on the accrual date and stock issuance date.

The third tranche shares were valued at $ 0.32 per share, based on the price per share of the Company’s common stock on June 4, 2013, when the third tranche shares were due to be issued, for the total of $ 32,000. The costs associated with the 100,000 shares to be issued of approximately $32,000 were recorded as consulting expense during the fourth quarter ended June 30, 2013.

On June 3, 2013, the Company terminated the Agreement with Caro Capital effective July 3, 2013.  The liability for the third tranches shares of $32,000 is included in accrued expenses at December 31, 2013.

Catalyst Global LLC. On October 14, 2013, the Company entered into a contract with Catalyst Global LLC (“CGL”), pursuant to which CGL agreed to provide investor relations services for 12 months in exchange for monthly fees of $2,000 per month and 450,000 shares of restricted common stock issued as follows: 180,000 shares upon signing and the balance vesting pro rata upon each of the three-, six-, and nine-month anniversaries of the contract. The initial tranche was valued at $0.05 per share at $9,000 when issued on November 8, 2013.

Institutional Analyst Holdings, Inc. On December 18, 2013, the Company entered into a contract with Institutional Analyst Holdings, Inc. (“IA”), pursuant to which IA agreed to provide investor relations and report writing services for six months in exchange for an initial payment of $2,500 and 400,000 restricted shares of Flux common stock upon execution of the contract. An additional 400,000 restricted shares of Flux common stock would be issued 60 days from the date of the contract.  The initial tranche was valued at $0.06 per share at $24,000 when issued on December 18, 2013.

Warrant Activity

Warrant activity during the six months ended December 31, 2013, and related balances outstanding as of such dates are reflected below:

Weighted
		Average	Remaining
		Exercise	Contract
		Price Per	Term (#
	Number	Share	years)
Shares purchasable under outstanding warrants at June 30, 2013	2,907,347	$0.41
Stock purchase warrants issued	—	—
Stock purchase warrants exercised	—	—
Shares purchasable under outstanding warrants at December 31, 2013	2,907,347	$0.41	3.46 - 3.84

Warrant activity during the six months ended December 31, 2012, and related balances outstanding as of such dates are reflected below:

		Weighted
		Average	Remaining
		Exercise	Contract
		Price Per	Term (#
	Number	Share	years)
Shares purchasable under outstanding warrants at June 30, 2012	2,400,328	$0.41
Stock purchase warrants issued	507,019	—
Stock purchase warrants exercised	—	—
Shares purchasable under outstanding warrants at December 31, 2012	2,907,347	$0.41	4.49

Stock-based Compensation

During the six months ended December 31, 2013, the Company granted 3,010,973 non-qualified stock options of the Company’s common stock.  The Company has not registered the shares of common stock underlying stock options outstanding as of December 31, 2013.

Activity in stock options during the six months ended December 31, 2013, and related balances outstanding as of that date are reflected below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise Price	Contract
	Shares	per share	Term (# years)
Outstanding at June 30, 2013	2,527,389	$0.15	5.85
Granted	3,010,973	0.10
Exercised	—	—
Forfeited and cancelled	(460,001)	0.04
Outstanding at December 31, 2013	5,078,361	$0.14	8.69
Exercisable at December 31, 2013	3,357,982	$0.20	8.31

Activity in stock options during the six months ended December 31, 2012, and related balances outstanding as of that date are reflected below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise Price	Contract
	Shares	per share	Term (# years)
Outstanding at June 30, 2012	4,536,949	$0.17	7.61
Granted	—
Exercised	(100,000)	0.04
Forfeited and cancelled	(1,021,896)	0.30
Outstanding at December 31, 2012	3,415,053	$0.13	6.26
Exercisable at December 31, 2012	2,333,219	$0.19	5.18

Stock-based compensation expense recognized in our condensed consolidated statements of operations for the six months ended December 31, 2013, and 2012, includes compensation expense for stock-based options and awards granted based on the grant date fair value. For options and awards granted, expenses are amortized under the straight-line method over the expected vesting period. Stock-based compensation expense recognized in the condensed consolidated statements of operations has been reduced for estimated forfeitures of options that are subject to vesting. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods based on changes in the estimated forfeiture rate. During the first quarter of fiscal 2014 the Company revised its forfeiture rate based on prior year actual forfeitures. The change in forfeiture rate from 5% to 13% resulted in a reduction of approximately $21,000 to previously recognized stock based compensation expense.

The closing price of our stock at December 31, 2013, was $0.05, and as a result the intrinsic value of the exercisable options at December 31, 2013, was $12,000.

We allocated stock-based compensation expense included in the condensed consolidated statements of operations for employee option grants and non-employee option grants as follows:

	For the Three Months Ended		For the Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2013	2012	2013	2012
Research and development	$4,000	$4,000	$3,000	$8,000
General and administration	33,000	(10,000)	57,000	30,000
Total stock-based compensation expense	$37,000	$(6,000)	$60,000	$38,000

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. The fair value of stock options was measured at the grant date using the assumptions (annualized percentages) in the table below:

Six months ended December 31,	2013	2012
Expected volatility	218%	100%
Risk free interest rate	1.4% to 1.7%	0.8% to 3.0%
Forfeiture rate	13%	5%
Dividend yield	0%	0%
Expected term	3-5 years	5-10 years

The remaining amount of unrecognized stock-based compensation expense at December 31, 2013, is approximately $283,000, which is expected to be recognized over the weighted average period of 8.31 years.

NOTE 7 – Warrant Derivative Liability

At December 31, 2013, there were 2,907,347 outstanding warrants classified as derivative liabilities due to exercise price re-set provisions included in the underlying warrant agreements.

Warrants classified as derivative liabilities are recorded at their estimated fair values at the issuance date and are revalued at each subsequent reporting date. Warrants were determined to have an estimated fair value per share and aggregate value as of December 31, 2013, and in aggregate value as of June 30, 2013, as follows:

		Estimated
		Fair Value Per	Estimated	Estimated
		Share $	Total Fair Value in	Total Fair Value in
		as of	Aggregate $	Aggregate $
		December 31,	as of	as of
	Issued Warrants	2013	December 31, 2013	June 30, 2013

June 2012 Warrants	562,551	$0.02	$11,000	$27,000
July 2012 Warrants	338,013	0.02	7,000	17,000
August 2012 Warrants	120,719	0.02	3,000	6,000
October 2012 Warrants	48,287	0.02	1,000	3,000
Advisory Agreement Warrants	1,837,777	0.02	38,000	90,000
Total	2,907,347		$60,000	$143,000

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
Level 3: Unobservable inputs that are not corroborated by market data.

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

 Following is a summary as of the reporting date of the fair values and applicable level within the fair value hierarchy of assets and liabilities measured at fair value on a recurring basis:

Quoted Prices in
	Active Markets		Significant
	for Identical	Significant Other	Unobservable
At December 31, 2013:	Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Description:
Warrant derivative liabilities	$-	$-	$60,000

Quoted Prices in
	Active Markets		Significant
	for Identical	Significant Other	Unobservable
At June 30, 2013:	Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Description:
Warrant derivative liabilities	$-	$-	$143,000

 The table below sets forth a summary of changes in the fair value of our (Level 3) financial instruments for the six months ended December 31, 2013:

		Estimated fair	Change in estimated
	Balance at	value of new	fair value	Balance at
	June 30,	derivative	recognized in results	December 31,
	2013	liabilities	of operations	2013

Warrant derivative liabilities	$143,000	$-	$(83,000)	$60,000

NOTE 9 – OTHER RELATED PARTY TRANSACTIONS

Sublease Agreement

Effective July 1, 2013, the Company relocated its principal office and manufacturing to Vista, California. The Company entered into a month-to-month sub-lease agreement for shared space with Epic Boats, a related party, with monthly payments of approximately $4,950.  On December 1, 2013, the monthly payment increased to $7,920 due to Epic Boats transferring operations to Louisiana.

Epic Boats Inventory Deposit

As of December 31, 2013, the Company maintains a prepaid deposit from Epic Boats in the amount of $135,000. The deposit is related to anticipated sales of batteries from the Company to Epic Boats that have yet to be delivered.

 NOTE 10 – CONCENTRATIONS

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments. The Company maintains cash balances at a financial institution in San Diego, California. The Company’s cash balance at this institution is secured by the Federal Deposit Insurance Corporation up to $250,000. As of December 31, 2013, cash totaled approximately $4,000, which consists of funds held in a non-interest bearing bank deposit account. The Company has not experienced any losses in such accounts. Management believes that the Company is not exposed to any significant credit risk with respect to its cash.

Customer Concentrations

During the three and six months ended December 31, 2013, the Company had three customers that represented more than 10% of its revenues on an individual basis and approximately 94% and 73%, respectively, in the aggregate.

During the three and six months ended December 31, 2012, the Company had one major customer that represented more than 10% of its revenues on an individual basis and approximately $480,000 and 81%, in the aggregate.

Suppliers/Vendor Concentrations

We obtain components and supplies included in our products from a small group of suppliers. During the three and six months ended December 31, 2013, we had three and four suppliers, respectively, who accounted for more than 10% of our total inventory purchases on an individual basis and approximately 82%  and 67%, respectively, in the aggregate.

During the three and six months ended December 31, 2012, we did not have a major supplier that accounted for more than 10% of our total purchases on an individual basis.

In the past, we have sourced Lithium batteries from a number of suppliers. We are realigning our battery sourcing to improve consistency, responsiveness, and quality. As a result, we have signed a non-exclusive supply agreement with Henan Huanyu New Energy Technology Ltd, a Chinese company for a term of five (5) years ending August 30, 2017.

NOTE 11 – SUBSEQUENT EVENTS

On January 13, 2014, Esenjay Investments, LLC, company in which our director, Michael Johnson, is a director and shareholder of, purchased an aggregate 10 Units for a total purchase price of $600,000 to be paid as follows: $200,000 in cash and $400,000 paid in the form of forgiveness of debt of equal amount under the outstanding Revolving Note for $1,000,000. Each Unit consisting of 1,000,000 shares of common stock and 500,000 five-year warrants to purchase one share of common stock at an exercise price of $0.20 per share.  The securities offered and sold in the private placement have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act.

On February 4, 2014, we accepted Unit Subscription Agreements from five (5) accredited investors to which we sold 2.8 Units for an aggregate purchase price of $168,000, or $60,000 per Unit, all of which were paid in cash (“February 2014 Private Placement”). Each Unit consisted of 1,000,000 shares of our common stock and 500,000 warrants. We issued a total of 2,800,00 shares of our common stock and warrants to purchase up to 1,400,000 shares of our common stock, at an exercise price of $0.20 per share until February 4, 2019. In connection with the February 2014 Private Placement, we paid a placement agent a fee equal to 9% of the gross proceeds raised in the February 2014 Private Placement and warrants at an exercise price of $0.06 per share. The number shares of our common stock subject to the placement agent warrants will equal 9% of the aggregate gross proceeds from the February 2014 Private Placement divided by $0.06 and have a term of 5 years.  The securities offered and sold to the investors have not been registered under the Securities Act of 1933, as amended (“Securities Act”), and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act.

On February 7, 2014, Flux Power received approval to sell its 24 Volt LiFT Pack lithium battery solution for Class III Toyota and Raymond “walkie” lift trucks (forklifts). Toyota is the world’s number one selling lift truck manufacturer.

Management has evaluated events subsequent to December 31, 2013, through the date of this filing with the Securities and Exchange Commission for transactions and other events that may require adjustment of and/or disclosure in such financial statements.

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

Overview

We design, develop, and sell rechargeable advanced energy storage systems. We have developed an innovative high power battery cell management system (“BMS”) and have structured our business around this core technology. Our proprietary BMS provides three critical functions to our battery systems:

⋅
Cell Balancing : This is performed by continuously adjusting the capacity of each cell in a storage system according to temperature, voltage, and internal impedance metrics. This management assures longevity of the overall system.

⋅
Monitoring : This is performed through temperature probes, a physical connection to individual cells for voltage and calculations from basic metrics to determine remaining capacity and internal impedance. This monitoring assures accurate measurements to best manage the system and assure longevity.

⋅
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

The micro-grid market includes working with companies to provide mobile and man-portable advanced energy storage to act as gas generator replacements and convenient mobile power for lighting, disaster preparedness, communications and water filtration. We have demonstration units currently being evaluated by the U.S. military providing us with their assessment and feedback. Additionally, we have placed solar, grid-tie energy storage in an office setting facility to evaluate the results of the output to meet operational needs.

The Company believes that it may be able to achieve higher longer-term revenue by focusing on a smaller number of products and selling to customers that do not require extensive and lengthy product development and negotiation periods. As a result, the Company has narrowed its focus to product segments including motive power (includes lift and tow equipment, portable power, and grid energy storage. The Company is positioned to address these markets which include applications such as industrial electric vehicles like electric forklifts, floor scrubbers, back-up power, grid-tie power, solar storage, electric service vehicles, pallet drivers, and mobile cooling units. However, the Company cannot guarantee that it will be successful in transitioning companies in these segments from legacy lead-acid technologies to our advanced energy storage solutions.

The Company’s condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred an accumulated deficit of $5,639,000 through December 31, 2013, and as of December 31, 2013, had limited cash or other working capital. To date, the Company’s revenues and operating cash flows have not been sufficient to sustain its operations and it has relied on debt and equity financing to fund its operations. The audit report dated October 15, 2013, from the Company's independent registered public accounting firm indicated that the Company's significant accumulated deficit and its need to raise immediate additional financing among other factors, raised substantial doubt about the Company's ability to continue as a going concern. On October 16, 2013, the Company amended its debt Stockholder Notes Payable (see Note 4) with Esenjay Investments, LLC (“Esenjay”) which extended the maturity dates of all notes held to December 31, 2015, increased the Line of Credit to $2,000,000, and provided for the option to convert any or all of the amount outstanding under the outstanding notes, as amended, into shares of our common stock at conversion prices ranging from $0.06 per share until December 31, 2013, and $0.30 per share until December 31, 2015.

Recent Developments

In October 2011 we entered into a revolving promissory note agreement (“Revolving Note”) for $1,000,000 with Esenjay Investments, LLC (“Esenjay”), which is one of our major stockholders who beneficially owns approximately 42.6% of our common stock. Mr. Michael Johnson, a current member of our board of directors, is the director and sole shareholder of Esenjay. The Revolving Note had an interest rate of 8% per annum, and an original maturity date of September 30, 2013, as amended, and is secured by substantially all of the assets of the Company. As of September 30, 2013, the balance outstanding payable on the note was $1,000,000. On October 16, 2013, we entered into the Second Amendment to the Secondary Revolving Promissory Note for Operating Capital (the “Amendment”) pursuant to which the Revolving Note was amended to (i) extend the maturity date from September 30, 2013, to December 31, 2015; (ii) change the interest rate on the outstanding principal amount as of October 16, 2013, and forward to 6%, and (iii) grant the holder of the Revolving Note the option to convert any or all of the amount outstanding under the Revolving Note, as amended, into shares of our common stock at a conversion price of $0.30 per share until December 31, 2015.

On March 7, 2012, we entered into an additional note payable agreement with Esenjay for $250,000 (“Bridge Note”). The Bridge Note had an original maturity date of March 7, 2014, and an interest rate of 8% per annum. As of September 30, 2013, the balance outstanding payable on the Bridge Note was $250,000 and there were no further funds available under the Bridge Note. On October 16, 2013, we entered into the First Amendment to the Bridge Loan Promissory Note (the “Amendment”) pursuant to which the Bridge Note was amended to: (i) extend the maturity date from March 7, 2014, to December 31, 2015, (ii) change the interest rate on the outstanding principal amount as of October 16, 2013, and forward to 6%, and (iii) grant the holder of the Bridge Note the option to convert any or all of the amount outstanding under the Bridge Note, as amended, into shares of our common stock at a conversion price of $0.30 per share until December 31, 2015.

On September 24, 2012, we entered into a Line of Credit agreement with Esenjay for $1,500,000 (“Line of Credit”). Borrowings under the Line of Credit are secured by our assets and are at an interest rate of 8% per annum, with all unpaid principal and accrued interest due and payable on September 24, 2014. On October 16, 2013, we entered into the First Amendment to the Unrestricted and Open Line of Credit (the “Amendment”) pursuant to which the Line of Credit was amended to (i) extend the maturity date from September 24, 2014, to December 31, 2015, (ii) change the interest rate on the outstanding principal amount as of October 16, 2013, and forward to 6%, (iii) increase the line of credit to $2,000,000, and (iv) grant Lender the option to convert up to $400,000 of the outstanding amount under the Line of Credit into shares of our common stock at a conversion price of $0.06 per share until December 31, 2013, and the option to convert any or all of the amount outstanding under the Line of Credit into shares of our common stock at a conversion price of $0.30 per share until December 31, 2015. As of December 31, 2013, the balance outstanding under the Line of Credit was $1,886,000. Subsequent to December 31, 2013, the company has made no further draws.

In June 2013 we entered into a non-binding letter of intent (“LOI”) to acquire KleenSpeed Technologies (“KleenSpeed”). KleenSpeed develops technology for distributed energy markets including grid storage. The LOI proposes that upon the successful closing of the acquisition, KleenSpeed will become a wholly-owned subsidiary of Flux. While the specific terms of the acquisition will be announced upon the execution of a definitive agreement, the acquisition is expected to be completed within the current fiscal year. In addition, the LOI contemplates that the consummation of the acquisition will be conditioned upon other customary closing conditions and the successful completion of a private placement of Flux’s common stock (the “Shares”) for a minimum of $800,000 and a maximum of $2,500,000 with the proceeds to be used primarily as working capital and future product development.

In November 2013 we began working with Wesley International, a domestic manufacturer of tow vehicles, to develop a lithium pack for the electric tow vehicle market. A 36 volt lithium storage pack is in prototype development to support Wesley’s Pack Mule line of electric tow vehicles.

In December 2013 we entered into an agreement with Penguin Automated Systems Inc. to deliver a lithium motive power solution for a large unmanned robot that Penguin is developing for underground mining and civil construction activities. We will design and produce a 46-kilowatt, 48-volt lithium iron phosphate battery pack to power Penguin’s three-ton robot that will be deployed for subterranean uses including mining and inspecting sewer systems. Development of the robot is scheduled for completion by mid-2014 to be followed by initial testing with mining and civil construction customers based in South America.

In January 2014 we agreed to provide HDT Global, a leading provider of highly-engineered mobile military and emergency response solutions, with portable lithium-ion storage packs for HDT’s renewable solar energy solution designed to power military electronics in the field.

On February 7, 2014, Flux Power received approval to sell its lithium battery 24 volt LiFT Pack for Class III Toyota and Raymond lift truck. Toyota is the world’s number one selling lift truck manufacturer.

Segment and Related Information

We operate as a single reportable segment.

Results of Operations and Financial Condition

Comparison for the Three Months Ended December 31, 2013 and 2012

Net Loss

Net losses reported were approximately $915,000 for the three months ended December 31, 2013, as compared to net income of approximately $876,000 for the three months ended December 31, 2012.

Revenues

We currently sell products direct or through one of several retail distributors in North America. Our direct customers range from small to large companies while our distributors primarily distribute to smaller retail customers.

Revenues for the three months ended December 31, 2013, decreased by approximately $488,000, or 95%, compared to the three months ended December 31, 2012. This decrease in sales was primarily attributable to major customers ultimately not meeting their production expectations.

Cost of Revenues

Cost of revenues for the three months ended December 31, 2013, decreased approximately $439,000, or 96%, compared to the three months ended December 31, 2012. This large decrease in cost of revenues was attributable to decrease in related sales costs as discussed above.

Gross Profit

Gross profit for the three months ended December 31, 2013, decreased by approximately $49,000, or 84%, compared to the three months ended December 31, 2012. Gross profit as a percentage of revenue for the three months ended December 31, 2013, increased to 32% compared to 11% in the three months ended December 31, 2012.

Selling, and General and Administrative Expenses

Selling, and general and administrative expenses for the three months ended December 31, 2013, and 2012, were approximately $342,000 and $687,000, respectively. Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, public company costs, consulting costs, professional fees and other expenses. The decrease of approximately $345,000, or 50%, was primarily due to the reverse merger including legal and accounting fees expenses occurring in 2012 and a reduction in staffing and overhead implemented in May 2013.

Amortization of Prepaid Advisory Fees

Amortization of prepaid advisory fees for the three months ended December 31, 2013, and 2012, was approximately $414,000 and $423,000, respectively. The prepaid advisory fees are related to the fair value of the warrants issued under an advisory agreement with Baytree Capital dated June 14, 2012, and to value of the shares of the Company’s common stock issued pursuant to the same agreement where Baytree Capital agreed to provide business and advisory services to the Company.

Research and Development Expense

Research and development expenses for the three months ended December 31, 2013, and 2012, were approximately $123,000 and $236,000, respectively. Such expenses consist primarily of materials, supplies, salaries and personnel related expenses, stock-based compensation expense, consulting costs, and other expenses. The decrease of approximately $113,000, or 48%, was primarily due to a decrease in personnel costs and benefits, and an increase in material and supplies consumption.

Change in Fair Value of Warrant Derivative Liability

We follow FASB ASC Topic No. 820, Fair Value Measurements and Disclosures (“ASC 820”) in connection with financial assets and liabilities measured at fair value on a recurring basis subsequent to initial recognition. The change in the fair value for the three months ended December 31, 2013, and 2012, was approximately $2,000 and $2,184,000, respectively (see Note 8, to the financial statements) and are recorded as other income in the accompanying condensed consolidated statements of operations.

Comparison for the Six Months Ended December 31, 2013 and 2012

Net Loss

Net losses reported were approximately $1,662,000 for the six months ended December 31, 2013, as compared to net income of approximately $867,000 for the six months ended December 31, 2012.

Revenues

Revenues for the six months ended December 31, 2013, decreased by approximately $530,000, or 90%, compared to the six months ended December 31, 2012. This decrease in sales was primarily attributable to major customers ultimately not meeting their production expectations.

Cost of Revenues

Cost of revenues for the six months ended December 31, 2013, decreased approximately $463,000, or 92%, compared to the six months ended December 31, 2012. This large decrease in cost of revenues was attributable to decrease in related sales costs as discussed above.

Gross Profit

Gross profit for the six months ended December 31, 2013, decreased by approximately $67,000, or 75%, compared to the six months ended December 31, 2012. Gross profit as a percentage of revenue for the six months ended December 31, 2013, increased to 35% compared to 15% in the six months ended December 31, 2012.

Selling, and General and Administrative Expenses

Selling, and general and administrative expenses for the six months ended December 31, 2013, and 2012, were approximately $654,000 and $1,401,000, respectively. Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, public company costs, consulting costs, professional fees, and other expenses. The decrease of approximately $747,000, or 53%, was primarily due to the reverse merger including legal and accounting fees expenses occurring in 2012, and a reduction in staffing and overhead implemented in May 2013.

Amortization of Prepaid Advisory Fees

Amortization of prepaid advisory fees for the six months ended December 31, 2013, and 2012, was approximately $825,000 and $830,000, respectively. The prepaid advisory fees are related to the fair value of the warrants issued under an advisory agreement with Baytree Capital dated June 14, 2012, and to value of the shares of the Company’s common stock issued pursuant to the same agreement where Baytree Capital agreed to provide business and advisory services to the Company.

Research and Development Expense

Research and development expenses for the six months ended December 31, 2013, and 2012, were approximately $230,000 and $526,000, respectively. Such expenses consist primarily of materials, supplies, salaries and personnel related expenses, stock-based compensation expense, consulting costs, and other expenses. The decrease of approximately $296,000, or 56%, was primarily due to a decrease in personnel costs and benefits, and an increase in material and supplies consumption.

Change in Fair Value of Warrant Derivative Liability

We follow FASB ASC Topic No. 820, Fair Value Measurements and Disclosures (“ASC 820”) in connection with financial assets and liabilities measured at fair value on a recurring basis subsequent to initial recognition. The change in the fair value for the six months ended December 31, 2013, and 2012, was approximately $83,000 and $3,572,000, respectively (see Note 8, to the financial statements) and is recorded as other income in the accompanying condensed consolidated statements of operations.

Liquidity and Capital Resources

Overview

As of December 31, 2013, we had a cash balance of approximately $4,000, negative working capital of approximately $5,000 (including approximately $756,000 of prepaid advisory fees), and an accumulated deficit of approximately $5,639,000. As discussed further below under Future Liquidity needs, we do not currently believe that our existing cash resources are sufficient to meet the Company’s anticipated needs during the next twelve months, and that additional financing is required by the 3rd quarter of fiscal 2014 to support current operations.

Cash Flows

Operating Activities

Our operating activities resulted in net cash used in operations of approximately $684,000 for the six months ended December 31, 2013, compared to net cash used in operations of approximately $2,169,000 for the six months ended December 31, 2012.

  Net cash used in operating activities during the six months ended December 31, 2013, reflect the net loss of approximately $1,662,000 for the period offset by non-cash items including: depreciation of approximately $33,000, amortization of prepaid advisory fees of approximately $825,000, stock-based compensation of approximately $60,000, stock issued for services of $53,000, offset by changes in the fair value of warrants liability of approximately $83,000 and gain on settlement of accrued liability of $42,000. Changes in operating assets and liabilities included a decrease in accounts receivable of approximately $7,000 and a decrease in accounts payable of approximately $8,000. Other changes include a decrease in accrued expenses of approximately $13,000 primarily related to payroll and related costs, an increase in accrued interest of approximately $101,000, an increase in customer deposits of approximately $17,000, a decrease in customer deposits from related party of approximately $2,000, a decrease in inventory of $13,000, and an increase in other current assets of approximately $17,000.

Investing Activities

There were no investing activities for the six months ended December 31, 2013.

Financing Activities

Net cash provided by financing activities during the six months ended December 31, 2013, and 2012, was approximately $668,000 and $1,435,000, respectively. The increase in financing activities is the result of additional draws made under the Line of Credit with Esenjay to satisfy additional requirements for capital.

Future Liquidity Needs

The Company has evaluated its expected cash requirements over the next twelve months which include, but are not limited to, support of current operations, investments in additional sales and marketing and product development resources, capital expenditures, and working capital requirements, and has determined that our existing cash resources are not sufficient to meet our anticipated needs during this period. On October 16, 2013, we entered into an agreement with Esenjay Investments LLC (“Esenjay”), to amend our current debt, which includes our Revolving Note, Bridge Note and line of credit facility, which provided for an extension on the maturity through December 31, 2015, an adjustment to the interest rates and an increase in the Line of Credit (see Note 4, to the financial statements).

Based on our current and planned levels of expenditure, we estimate that total financing proceeds of approximately $2.5 million will be required to fund planned operations through December 31, 2014, and that additional financing is required by the 3rd quarter of fiscal 2014 to support current operations. In addition, we anticipate that further additional financing will be required to fund our business plan subsequent to that date, until such time as revenues and related cash flows become sufficient to support our operating costs.

On January 13, 2014, Esenjay Investments, LLC, company in which our director, Michael Johnson, is a director and shareholder of, signed a subscription for an aggregate 10 Units for a total purchase price of $600,000 to be paid as follows: $200,000 in cash and $400,000  paid in the form of forgiveness of debt of equal amount under the outstanding Revolving Note for $1,000,000. Each Unit consisting of 1,000,000 shares of common stock and 500,000 five-year warrants to purchase one share of common stock at an exercise price of $0.20 per share. The securities offered and sold in the private placement have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act.

On February 4, 2014, we accepted Unit Subscription Agreements from five (5) accredited investors to which we sold 2.8 Units for an aggregate purchase price of $168,000, or $60,000 per Unit, all of which were paid in cash (“February 2014 Private Placement”). Each Unit consisted of 1,000,000 shares of our common stock and 500,000 warrants. We issued a total of 2,800,00 shares of our common stock and warrants to purchase up to 1,400,000 shares of our common stock, at an exercise price of $0.20 per share until February 4, 2019. In connection with the February 2014 Private Placement, we paid a placement agent a fee equal to 9% of the gross proceeds raised in the February 2014 Private Placement and warrants at an exercise price of $0.06 per share. The number shares of our common stock subject to the placement agent warrants will equal 9% of the aggregate gross proceeds from the February 2014 Private Placement divided by $0.06 and have a term of 5 years. The securities offered and sold to the investors have not been registered under the Securities Act of 1933, as amended (“Securities Act”), and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act.

If we are unable to increase sales of our products or obtain additional funding in the near future, our cash resources will rapidly be depleted and we may be required to further materially reduce or suspend operations, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships, at least until additional funding is obtained. If we do not have sufficient funds to continue operations, we could be required to liquidate our assets, seek bankruptcy protection or other alternatives that would likely result in our receiving less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or some of their investment in us.

Management plans to continue to seek additional equity financing to generate the capital required to fund its current operations and future planned growth. We have engaged financial advisors to assist in securing additional equity capital of up to $2.5 million. In addition to engagements with financial advisors, the Company is pursuing other investment structures that management believes will generate the necessary funding to the Company. Although management believes that the additional required funding will be obtained, there is no guarantee the Company will be able to obtain the additional required funds or that funds will be available on terms acceptable to the Company. If such funds are not available, management will be required to curtail its investments in additional sales and marketing and product development resources, and capital expenditures, which may have a material adverse effect on the Company’s future cash flows and results of operations, and its ability to continue operating as a going concern.

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

Recent Accounting Pronouncements

For the six months ended December 31, 2013, there were no accounting standards or interpretations that became effective or issued that are expected to have a material impact on our financial position, operations or cash flows.

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

ITEM 1A — RISK FACTORS

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described in our Annual Report on Form 10-K as filed with the SEC on October 15, 2013, and all of the information contained in our public filings before deciding whether to purchase our common stock. There have been no material revisions to the “Risk Factors” as set forth in our Annual Report on Form 10-K as filed with the SEC on October 15, 2013.

 ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 4, 2014, we accepted Unit Subscription Agreements from five (5) accredited investors to which we sold 2.8 Units for an aggregate purchase price of $168,000, or $60,000 per Unit, all of which were paid in cash (“February 2014 Private Placement”).  Each Unit consisted of 1,000,000 shares of our common stock and 500,000 warrants. We issued a total of 2,800,00 shares of our common stock and warrants to purchase up to 1,400,000 shares of our common stock, at an exercise price of $0.20 per share until February 4, 2019. In connection with the February 2014 Private Placement, we paid a placement agent a fee equal to 9% of the gross proceeds raised in the February 2014 Private Placement and warrants at an exercise price of $0.06 per share. The number shares of our common stock subject to the placement agent warrants will equal 9% of the aggregate gross proceeds from the February 2014 Private Placement divided by $0.06 and have a term of 5 years.   The net proceeds of the February 2014 Private Placement are expected to be used for general corporate purposes. The securities offered and sold to the investors have not been registered under the Securities Act of 1933, as amended (“Securities Act”), and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act. The securities were offered and sold to investors in reliance upon exemptions from registration pursuant to Rule 506 promulgated thereunder.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 — MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 — OTHER INFORMATION

None.

ITEM 6 — EXHIBITS

The following exhibits are filed as part of this Report

Exhibit
No.	Description
10.18	Form of Unit Subscription Agreement*
31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.*
31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.*
32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.*
32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.*

101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase (1)
101.FRE	XBRL Taxonomy Extension Presentation Linkbase (1)

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

Flux Power Holding, Inc.

Date: February 14, 2014	By:	/s/ Ronald F. Dutt
Name: Ronald F. Dutt
Title: Chief Executive Officer
Principal Executive Officer

