Form 10-Q
period 2014-03-31
Flux Power Holdings, Inc.
filed 2014-05-15
CIK 1083743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes   ☑   No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☐   No   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 9, 2014
Common Stock, $0.001 par value	81,174,113

FLUX POWER HOLDINGS, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2014

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Description of Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” below. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would,” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements include, among other things, statements relating to:

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

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this report only:

•	the “Company,” “we,” “us,” and “our” refer to the combined business of Flux Power Holdings, Inc., a Nevada corporation and its subsidiary, Flux Power, Inc., a California corporation(“Flux Power”) ;
•	“Exchange Act” refers the Securities Exchange Act of 1934, as amended;
•	“SEC” refers to the Securities and Exchange Commission; and
•	“Securities Act” refers to the Securities Act of 1933, as amended.

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Item 1. Financial Statements

	March 31, 2014 (Unaudited)	June 30, 2013
ASSETS
Current assets:
Cash	$673,000	$20,000
Accounts receivable, net	57,000	13,000
Inventories, net	199,000	160,000
Prepaid advisory fees, current portion	395,000	1,616,000
Other current assets	43,000	35,000

Total current assets	1,367,000	1,844,000

Property, plant and equipment, net	87,000	132,000

Total assets	$1,454,000	$1,976,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$265,000	$370,000
Accrued expenses	214,000	211,000
Accrued interest	277,000	135,000
Customer deposits	22,000	5,000
Customer deposits - related party	136,000	138,000
Warrant derivative liability	808,000	143,000
Stockholder notes payable and line of credit, current portion	—	1,250,000
Total current liabilities	1,722,000	2,252,000

Long term liabilities:
Stockholder notes payable and line of credit, net of current portion	2,586,000	1,218,000

Total liabilities	4,308,000	3,470,000

Commitments and contingencies (Note 5)

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value: authorized 5,000,000 shares, none issued and outstanding	—	—
Common stock, $0.001 par value: authorized 145,000,000 shares, 80,825,577 and 47,255,576 shares issued and outstanding as of March 31, 2014 and June 30, 2013, respectively	81,000	47,000
Additional paid-in capital	4,449,000	2,436,000
Accumulated deficit	(7,384,000)	(3,977,000)
Total stockholders’ deficit	(2,854,000)	(1,494,000)
Total liabilities and stockholders’ deficit	$1,454,000	$1,976,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Month Periods Ended March 31, 2014 and 2013

(Unaudited)

	For the Three months Ended		For the Nine months Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Net revenue (1)	$94,000	$108,000	$157,000	$700,000
Cost of sales	48,000	128,000	88,000	631,000

Gross profit (loss)	46,000	(20,000)	69,000	69,000

Operating expenses:

Selling and administrative expenses	476,000	574,000	1,089,000	1,975,000
Amortization of prepaid advisory fees	427,000	445,000	1,252,000	1,275,000
Research and development	139,000	280,000	369,000	806,000

Total operating expenses	1,042,000	1,299,000	2,710,000	4,056,000

Operating loss	(996,000)	(1,319,000)	(2,641,000)	(3,987,000)

Other income (expense):
Change in fair value of derivative liabilities	(650,000)	254,000	(567,000)	3,826,000
Interest expense, net	(41,000)	(33,000)	(141,000)	(70,000)
Other expense	(58,000)	—	(58,000)	—

Net loss	$(1,745,000)	$(1,098,000)	$(3,407,000)	$(231,000)

Net loss per share – basic and diluted	$(0.03)	$(0.02)	$(0.06)	$(0.01)
Weighted average number of common shares outstanding – basic and diluted	62,455,354	47,003,583	52,482,656	46,345,053

(1)	Includes sales to related parties of approximately $0 and $31,000 for the three months ended March 31, 2014 and 2013, respectively, and approximately $3,000 and $62,000 for the nine months ended March 31, 2014 and 2013, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended March 31, 2014 and 2013

(Unaudited)

	Nine Months Ended
	March 31, 2014	March 31, 2013
Cash flows from operating activities:
Net loss	$(3,407,000)	$(231,000)
Adjustments to reconcile net loss income to net cash used in operating activities:
Depreciation	45,000	32,000
Amortization of prepaid advisory fees	1,252,000	1,274,000
Change in fair value of warrant liability	567,000	(3,826,0000)
Stock-based compensation	194,000	67,000
Stock issuance for services	125,000	—
Changes in operating assets and liabilities:
Accounts receivable	(44,000)	43,000
Inventories	(39,000)	481,000
Other current assets	(39,000)	(15,000)
Accounts payable	(105,000)	(67,000)
Accrued expenses	3,000	(155,000)
Accrued interest	142,000	71,000
Customer deposits	17,000	4,000
Customer deposits from related party	(2,000)	(62,000)
Deferred revenue	—	(480,000)
Net cash used in operating activities	(1,291,000)	(2,864,000)

Cash flows from investing activities:
Purchases of equipment	—	(41,000)
Net cash used in investing activities	—	(41,000)

Cash flows from financing activities:
Proceeds from issuance of common shares from the exercise of employee stock options	—	22,000
Proceeds from the sale of common stock and warrants, net of offering costs paid	1,276,000	981,000
Proceeds from stockholder notes payable and line of credit	668,000	1,135,000
Net cash provided by financing activities	1,944,000	2,138,000

Net increase (decrease) in cash	653,000	(767,000)
Cash, beginning of period	20,000	812,000

Cash, end of period	$673,000	$45,000

Supplemental disclosures of non-cash Investing and Financing Activities::
Conversion of debt to equity	$550,000	—
Issuance of warrants classified as derivative liabilities	$—	$931,000

Supplemental disclosures of Cash Flow Information :
Cash paid during the year for:
Income taxes	$—	$2,000

The accompanying notes are an integral part of these financial statements.

FLUX POWER HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

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

The accompanying condensed consolidated financial statements of the Company have been prepared on a going-concern basis. See Note 2 for discussion of liquidity and going concern matters.

Nature of Business

Flux Power Holdings, Inc. (“Flux”) conducts operations through its wholly owned subsidiary, Flux Power, Inc., a California corporation (“Flux Power”)

The Company develops and sells rechargeable advanced energy storage systems. The Company has structured its business around its core technology, “The Battery Management System” (“BMS”). The Company’s BMS provides three critical functions to their battery systems: cell balancing, monitoring, and error reporting. Using its proprietary management technology, the Company is able to offer complete integrated energy storage solutions or custom modular standalone systems to their clients. The Company has also developed a suite of complementary technologies and products that accompany their core products. Sales during the three and nine months ended March 31, 2014 and 2013 were primarily to customers located throughout the United States.

All dollar amounts herein are in U.S. dollars unless otherwise stated.

NOTE 2 – LIQUIDITY AND GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred an accumulated deficit of $7,384,000 through March 31, 2014, and had limited cash or other working capital as of March 31, 2014. To date, the Company’s revenues and operating cash flows have not been sufficient to sustain its operations.

From January to March 2014, we conducted a Private Placement Offering of Units (“Offering”). The Units were offered only to accredited investors and the purchase price of each Unit was $60,000, with each Unit consisting of 1,000,000 shares of common stock and 500,000 warrants. The warrants are exercisable for 5 years and each warrant entitles the holder to purchase one share of common stock at an exercise price of $0.20 per share. On March 12, 2014, the Company completed the Offering by selling an aggregate of 32.4 Units to 41 accredited investors for a total of $1,944,000, which consisted of cash proceeds totaling approximately $1,394,000 and the conversion of previously outstanding debt totaling $550,000 (see Note 6). In connection with this offering, the Company issued 32,400,000 shares of common stock and warrants to purchase up to 16,200,000 shares of common stock.

Security Research Associates, Inc., (“SRA”), served as Company’s placement agent in connection with the Offering and received $107,460 in cash and reimbursement for related expenses of approximately $10,000 and issued a warrant to purchase 1,791,000 shares of common stock at an exercise price of $0.06 for its services as Company’s private placement agent in the Offering (see Note 6).

Although the Company was able to convert $550,000 of debt to equity and raise additional cash in connection with its recent Offering, the Company’s ability to continue as a going concern is dependent on obtaining additional financing sufficient to sustain operations until positive cash flow from operations and profitability can be achieved. As of March 31, 2014, the Company has $673,000 in cash and a total of $664,000 was available under existing credit facilities. The Company’s primary operating strategy to generate revenue is by increasing sales of lithium battery packs for use on lift equipment, enabled by increasing the Company’s distribution network of battery distributors and equipment dealerships. Management plans to continue to seek additional equity financing to generate the capital required to fund its current operations and future planned growth. In addition, the Company is pursuing other investment structures that management believes may generate the necessary funding for the Company. Although management believes that the additional required funding will be obtained, there is no guarantee the Company will be able to obtain the additional required funds on a timely basis or that funds will be available on terms acceptable to the Company. If such funds are not available when required, management will be required to curtail its investments in additional sales and marketing and product development resources, and capital expenditures, which may have a material adverse effect on the Company’s future cash flows and results of operations, and its ability to continue operating as a going concern. The accompanying financial statements do not include any adjustments that would be necessary should the Company be unable to continue as a going concern and, therefore, be required to liquidate its assets and discharge its liabilities in other than the normal course of business and at amounts that may differ from those reflected in the accompanying condensed consolidated financial statements.

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

Subsequent Events

Management has evaluated events subsequent to March 31, 2014, through the date of this filing with the Securities and Exchange Commission for transactions and other events that may require adjustment of and/or disclosure in such financial statements.

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

Cash and Cash Equivalents

As of March 31, 2014, cash totaled approximately $673,000 and consists of funds held in a non-interest bearing bank deposit account. The Company considers all liquid short-term investments with maturities of less than three months when acquired to be cash equivalents. The Company had no cash equivalents at March 31, 2014 and June 30, 2013.

Fair Values of Financial Instruments

The carrying amount of our accounts payable and accounts receivable approximates their estimated fair values due to the short-term maturities of those financial instruments. The carrying amount of notes payable and line of credit approximates their fair value as the interest approximates current market interest rates for the similar instruments. Derivative liabilities recorded in connection with warrants are reported at their estimated fair value, with changes in fair value being reported in results of operations (see Note 7). Except for derivative liabilities referenced above, the Company does not have any other assets or liabilities that are measured at fair value on a recurring basis.

Accounts Receivable and Customer Deposits

Accounts receivable are carried at their estimated collectible amounts. The Company may require advance deposits from its customers prior to shipment of the ordered products. The Company has not experienced collection issues related to its accounts receivable, and has not recorded an allowance for doubtful accounts during the three and nine months ended March 31, 2014 and 2013.

Inventories

Inventories consist primarily of battery management systems and the related components, and are stated at the lower of cost (first-in, first-out) or market. The Company evaluates inventories to determine if write-downs are necessary due to obsolescence or if the inventory levels are in excess of anticipated demand at market value based on consideration of historical sales and product development plans. The Company did not record an adjustment related to obsolete inventory during the three and nine months ended March 31, 2014 and 2013.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation and amortization are provided using the straight-line method over the estimated useful lives, of the related assets ranging from three to ten years, or, in the case of leasehold improvements, over the lesser of the useful life of the related asset or the lease term.

Stock-based Compensation

Pursuant to the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718-10, Stock Compensation, which establishes accounting for equity instruments exchanged for employee service, we utilize the Black-Scholes option-pricing model to estimate the fair value of employee stock option awards at the date of grant. This model, which requires the input of highly subjective assumptions, includes expected volatility and expected life of the options. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions will be based on, or determined from, external data and other assumptions may be derived from our historical experience with stock-based payment arrangements. The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances. In accordance with this guidance, the estimated grant-date fair value of options expected to vest is recognized as compensation expense on a pro-rata basis over the vesting period of the options.

Common stock or equity instruments such as warrants issued for services to non-employees are valued at their estimated fair value at the measurement date (the date when a firm commitment for performance of the services is reached, typically the date of issuance, or when performance is complete).

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, price is fixed or determinable, and collectability of the selling price is reasonably assured. Delivery occurs when risk of loss is passed to the customer, as specified by the terms of the applicable customer agreements. When a right of return exists, contractually or implied, the Company recognizes revenue on the sell-through method. Under this method, revenue is not recognized upon delivery of the inventory components. Instead, the Company record deferred revenue upon delivery and recognizes revenue when the inventory components are sold through to the end user. During the three and nine months ended March 31, 2014, and 2013, the Company did not record any deferred revenue.

Product Warranties

The Company evaluates its exposure to product warranty obligations based on historical experience. Our products are warrantied for five years unless modified by a separate agreement. As of March 31, 2014, the Company carries a warranty liability of approximately $11,000, which is included in accrued expenses on the Company’s consolidated balance sheet.

Shipping and Handling Costs

The Company records shipping and handling costs charged to customers as revenue and shipping and handling costs to operating expense as incurred.

Impairment of Long-lived Assets

In accordance with authoritative guidance for the impairment or disposal of long-lived assets, if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through the undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset. The Company believes that no impairment indicators are present as of March 31, 2014.

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

We also follow the provisions of FASB ASC Topic No.740 relating to uncertain tax provisions and have analyzed filing positions in all of the federal and state jurisdictions where the Company is required to file income tax returns, as well as all open tax years in these jurisdictions. Based on our analysis, no unrecognized tax benefits have been identified as of March 31, 2014, or June 30, 2013, and accordingly, no additional tax liabilities have been recorded. The Company’s net operating losses could be subject to annual limitations under IRC section 382 due to previous or future ownership changes.

Net Income (Loss) Per Common Share

The Company calculates basic income (loss) per common share by dividing net earnings or loss by the weighted average number of common shares outstanding during the periods. Diluted earnings (loss) per common share include the impact from all dilutive potential common shares relating to outstanding convertible securities.

For the three and nine months ended March 31, 2014, basic and diluted weighted-average common shares outstanding were 62,455,354 and 52,482,656, respectively. The Company incurred a net loss for the three and nine months ended March 31, 2014, and therefore, basic and diluted loss per share for those periods are the same because the inclusion of potential common equivalent shares were excluded from diluted weighted-average common shares outstanding during the period, as the inclusion of such shares would be anti-dilutive. As of March 31, 2014, there were 2,090,555 potentially dilutive common shares outstanding, which include common shares underlying outstanding stock options that were excluded from diluted weighted-average common shares outstanding.

For the three and nine months ended March 31, 2013, basic and diluted weighted-average common shares outstanding were 47,003,583 and 46,345,053, respectively. The Company incurred a net loss for the three and nine months ended March 31, 2013, and therefore, basic and diluted loss per share for those periods are the same because the inclusion of potential common equivalent shares were excluded from diluted weighted-average common shares outstanding during the period, as the inclusion of such shares would be anti-dilutive. As of March 31, 2013, there were 3,734,023 potentially dilutive common shares outstanding, which include common shares underlying outstanding stock options that were excluded from diluted weighted-average common shares outstanding.

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

NOTE 4 - STOCKHOLDER NOTES PAYABLE AND LINE OF CREDIT

In October 2011, we entered into a revolving promissory note agreement (“Revolving Note”) for $1,000,000 with Esenjay Investments, LLC (“Esenjay”), which is one of our major stockholders who beneficially own approximately 42.6 % of our common stock. Mr. Michael Johnson is a current member of our board of directors and is the director and sole shareholder of Esenjay. The Revolving Note had an interest rate of 8 % per annum, and an original maturity date of September 30, 2013, as amended, and is secured by substantially all of the assets of the Company. As of September 30, 2013, the balance outstanding payable on the note was $1,000,000. On October 16, 2013, we entered into the Second Amendment to the Secondary Revolving Promissory Note for Operating Capital (the “Amendment”) pursuant to which the Revolving Note was amended to: (i) extend the maturity date from September 30, 2013, to December 31, 2015; (ii) change the interest rate on the outstanding principal amount as of October 16, 2013, and forward to 6 % per annum, and (iii) grant the holder of the Revolving Note the option to convert any or all of the amount outstanding under the Revolving Note, as amended, into shares of our common stock at a conversion price of $ 0.30 per share until December 31, 2015.

On January 13, 2014, we accepted a subscription agreement from Esenjay pursuant to which we sold Esenjay 10 Units for an aggregate purchase price of $600,000, or $60,000 per Unit, of which (i) $200,000 was paid in cash, and (ii) $400,000 was a conversion of $400,000 of principal amount outstanding under the Esenjay Secondary Revolving Promissory Note for Operating Capital dated October 1, 2011 for $1,000,000, as amended Each Unit consisted of 1,000,000 shares of our common stock and 500,000 warrants.  In connection with Esenjay’s purchase of the Units, we issued 10,000,000 shares of our common stock and warrants to purchase up to 5,000,000 shares of our common stock, at an exercise price of $0.20 per share until January 13, 2019.

On March 12, 2014, we accepted a subscription agreement from Esenjay pursuant to which we sold Esenjay 2.5 Units for an aggregate purchase price of $150,000, or $60,000 per Unit, which was a conversion of $150,000 of principal amount outstanding under the Esenjay Secondary Revolving Promissory Note for Operating Capital dated October 1, 2011 for $1,000,000, as amended (see Note 4).  Each Unit consisted of 1,000,000 shares of our common stock and 500,000 warrants.  In connection with Esenjay’s purchase of the Units, we issued 2,500,000 shares of our common stock and warrants to purchase up to 1,250,000 shares of our common stock, at an exercise price of $0.20 per share until March 12, 2019. As of March 31, 2014, the remaining principal balance on the Esenjay Secondary Revolving Promissory Note for Operating Capital was $450,000.

On March 7, 2012, we entered into an additional note payable agreement with Esenjay for $250,000 (“Bridge Note”). The Bridge Note had an original maturity date of March 7, 2014, and bore interest at the rate of 8% per annum. As of September 30, 2013, the balance outstanding payable on the Bridge Note was $250,000 and there were no further funds available under the Bridge Note. On October 16, 2013, we entered into the First Amendment to the Bridge Loan Promissory Note (the “Amendment”) pursuant to which the Bridge Note was amended to: (i) extend the maturity date from March 7, 2014, to December 31, 2015; (ii) change the interest rate on the outstanding principal amount as of October 16, 2013, and forward to 6 % per annum; and (iii) grant the holder of the Bridge Note the option to convert any or all of the amount outstanding under the Bridge Note, as amended, into shares of our common stock at a conversion price of $0.30 per share until December 31, 2015. As of March 31, 2014, the remaining principal balance on the Bridge Note $250,000.

On September 24, 2012, we entered into a Line of Credit agreement with Esenjay for $1,500,000 (“Line of Credit”). Borrowings under the Line of Credit are secured by our assets and bore interest at the rate of 8 % per annum, with all unpaid principal and accrued interest due and payable on September 24, 2014. On October 16, 2013, we entered into the First Amendment to the Line of Credit (the “Amendment”) pursuant to which the Line of Credit was amended to: (i) extend the maturity date from September 24, 2014, to December 31, 2015; (ii) change the interest rate on the outstanding principal amount as of October 16, 2013, and forward to 6 % per annum; (iii) increase the line of credit to $2,000,000; and (iv) grant holder the option to convert up to $400,000 of the outstanding amount under the Line of Credit into shares of our common stock at a conversion price of $0.06 per share until December 31, 2013, and the option to convert any or all of the remaining amount outstanding under the Line of Credit into shares of our common stock at a conversion price of $ 0.30 per share until December 31, 2015. As of March 31, 2014, the balance outstanding under the Line of Credit was $1,886,000 and as of March 31, 2014, a total of $664,000 was available under credit lines with Esenjay. Subsequent to March 31, 2014, no additional draws have been made.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

From time to time, we may be involved in litigation relating to claims arising out of our operations. As of March 31, 2014, we are not a party to any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or operating results.

NOTE 6 - STOCKHOLDERS’ EQUITY

At March 31, 2014, the Company had 145,000,000 shares of common stock, par value of $ 0.001 authorized for issuance, of which 80,825,577 shares were issued and outstanding.

In addition, at March 31, 2014, the Company is authorized to issue up to 5,000,000 shares of preferred stock, par value of $0.001, in one or more classes or series within a class pursuant to our Articles of Incorporation. There are currently no shares of preferred stock issued and outstanding.

Holders of common stock are entitled to receive dividends, when, as, and if declared by the Board of Directors, out of any assets legally available to the Company. Dividends are declared and paid in an equal per-share amount on the outstanding shares of each series of common stock. To date the Board of Directors has neither declared nor paid common stock dividends to shareholders.

Common Stock and Warrants

Private Placement Offering of Units - 2014

As of March 31, 2014, the remaining principal balance on the Esenjay Secondary Revolving Promissory Note for Operating Capital was $450,000 subsequent to the conversion of $550,000.

From January to March 2014, the Company conducted a Private Placement Offering of Units (“Offering”). The Units were offered only to accredited investors and the purchase price of each Unit was $60,000, with each Unit consisting of 1,000,000 shares of common stock and 500,000 warrants. The warrants are exercisable for 5 years and each warrant entitles the holder to purchase one share of common stock at an exercise price of $0.20 per share. On March 12, 2014, the Company completed the Offering by selling an aggregate of 32.4 Units to 41 accredited investors resulting in the conversion of debt to equity in the amount of $550,000 and cash proceeds of approximately $1,394,000, and issuance of 32,400,000 shares of common stock and warrants to purchase up to 16,200,000 shares of common stock. The Offering was conducted in three tranches. On January 13, 2014, we completed our first tranche of the Offering by selling 10 Units to Esenjay for an aggregate purchase price of $600,000, of which (i) $200,000 was paid in cash, and (ii) $400,000 was a conversion of $400,000 of principal amount outstanding under the Esenjay Secondary Revolving Promissory Note for Operating Capital dated October 1, 2011 for $1,000,000, as amended (see Note 4). In connection with Esenjay’s purchase of the Units, we issued 10,000,000 shares of our common stock and warrants to purchase up to 5,000,000 shares of our common stock. On February 14, 2014, we completed our second tranche of the Offering by selling 2.8 Units to five accredited investors for an aggregate purchase price of $168,000, all of which were paid in cash. In connection with the closing of the second tranche, we issued a total of 2,800,000 shares of our common stock and warrants to purchase up to 1,400,000 shares of our common stock. We issued a total of 2,800,000 shares of our common stock and warrants to purchase up to 1,400,000 shares of our common stock. On March 12, 2014, we completed the final tranche of the Offering by closing on the sale of 19.6 Units to 41 accredited investors for total purchase price of $1,176,000, pursuant to which we issued 19,600,000 shares of common stock and warrants to purchase up to 9,800,000 shares of common stock. Esenjay participated in the final tranche by purchasing a total of 2.5 Units for an aggregate purchase price of $150,000, of which the $150,000 was a conversion of principal amount outstanding under the Esenjay Secondary Revolving Promissory Note for Operating Capital dated October 1, 2011 for $1,000,000, as amended (see Note 4).

Security Research Associates Inc. (“SRA”) of San Francisco served as Company’s placement agent in connection with the Offering. On March 13, 2014, the board of directors (“Board”) increased the size of the Board to five (5) and appointed Timothy Collins as director and executive chairman of the Board. Mr. Collins is the Chief Executive Office, President, Director and shareholder of SRA. The Company engaged SRA for services rendered in conjunction with this Offering and paid cash compensation in the amount of 9% of the gross proceeds raised and a warrant to purchase the number of shares of common stock equal to 9% of the aggregate gross proceeds from the Offering received by the Company from all investors placed by SRA divided by $0.06 per share. The Company paid SRA $107,460 and issued a warrant to purchase 1,791,000 shares of our common stock at an exercise price of $0.06 for its services as the Company’s private placement agent in the Offering.

In connection with the Offering, the Company inadvertently in error issued duplicate stock certificates representing an aggregate of 2,800,000 shares of common stock of the Company. As a result, there was an additional 2,800,000 shares of common stock issued and outstanding on the records of the Company’s transfer agent as of March 31, 2014. The Company is in the process of correcting this error. The number of shares of common stock issued and outstanding reflected in the financial statements and these notes exclude 2,800,000 shares of common stock which were inadvertently issued in error.

The securities offered and sold in the Offering have not been registered under the Securities Act of 1933, as amended (“Securities Act”). The Securities were offered and sold to accredited investors in reliance upon exemptions from registration pursuant to Rule 506 promulgated thereunder.

Private Placements - 2012

In July, August, and October 2012, the Company issued an aggregated of 2,353,093 shares of common stock and 507,019 five (5) year warrants to purchase shares of our common stock at an exercise price of $0.41 per share, resulting in aggregate proceeds of approximately $980,000, pursuant to private placement transactions.

Repricing of Warrants. The Offering (see above) included warrants issued at a price of $0.20, which triggered an anti-dilution protection for Company’s warrant holders issued under our 2012 Private Placements that were issued for an offering price of our common stock at $0.41. As a result, the Board of Directors gave approval to amend the exercise price of 2,907,347 common share purchase warrants issued by way of our completed 2012 Private Placements, which included the July, August and October 2012 closings of 507,019, our June 2012 closing of 562,551 and the Baytree advisory agreement of 1,837,777. The exercise price of the 2,907,347 common share purchase warrants was reduced to $0.27 from $0.41 per warrant share and applies to all warrants issued in our 2012 Private Placements. On April 2, 2014, the Company provided notice of adjustment to the Warrant Holders in accordance with the applicable section of the warrant certificate. The remaining terms, including expiration dates, of all warrants remain unchanged. The modified exercise price of the warrants to $0.27 resulted in a repricing modification charge of $98,000 that was recorded as an off-set to additional paid-in capital.

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

Advisory Agreements

Baytree Capital - Related Party. On June 14, 2012, the Company entered into an Advisory Agreement (“Advisory Agreement”) with Baytree Capital, a significant shareholder of the Company, pursuant to which Baytree Capital agreed to provide business and advisory services for 24 months in exchange for 100,000 restricted shares of our newly issued common stock at the commencement of each six (6) month period in return for its services, and a warrant to purchase 1,837,777 restricted shares of our common stock for a period of five (5) years at an exercise price of $0.41 per share (“Advisory Agreement Warrants”), also see above (Private Placements – 2012) regarding repricing of warrants. In connection with this agreement, the estimated fair value of the warrants issued in the approximate amount of $3,258,000 was recorded as prepaid advisory fees, which is expected to be amortized on a pro-rata basis over the term of the agreement. During each of the nine months ended March 31, 2014, and 2013, we recorded expense of approximately $1,222,000 as a result of the prepaid advisory fees amortization. As of March 31, 2014, the total remaining balance of the prepaid advisory fees was approximately $339,000.

On December 14, 2013, the commencement of the fourth and final six-month period, the Company accrued for the fourth installment of the shares for services valued at $0.05 per share, the price per share of the Company’s common stock on December 14, 2013, for the total of the $5,000 due to Baytree Capital. The Company also recorded $5,000 of prepaid advisory fees to be amortized over six months. On January 21, 2014, we issued Baytree Capital 100,000 restricted shares of our newly issued common stock at $0.07 per share. The expense recognized during the period ended March 31, 2014, was immaterial.

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

On June 3, 2013, the Company terminated the Agreement with Caro Capital effective July 3, 2013. The liability for the third tranche shares of $32,000 is included in accrued expenses at March 31, 2014.

Catalyst Global LLC. On October 14, 2013, the Company entered into a contract with Catalyst Global LLC (“CGL”), pursuant to which CGL agreed to provide investor relations services for 12 months in exchange for monthly fees of $2,000 per month and 450,000 shares of restricted common stock issued as follows: 180,000 shares upon signing and the balance vesting pro rata upon each of the three-, six-, and nine-month anniversaries of the contract. The initial tranche was valued at $0.05 per share at $9,000 when issued on November 8, 2013. During nine months ended March 31, 2014, we recorded expense of approximately $4,000. As of March 31, 2014, the total remaining balance of the prepaid investor relation services is approximately $5,000, and is included in other current assets and will be amortized over the 12 months.

On March 19, 2014, the Company issued the second tranche shares valued at $ 0.38 per share, based on the price per share of the Company’s common stock. The costs associated with the 90,000 shares issued of $34,200 and will be amortized over the 12 months.  During nine months ended March 31, 2014, we recorded expense of approximately $1,000. As of March 31, 2014, the total remaining balance of the prepaid investor relation services is approximately $33,000, and is included in other current assets and will be amortized over the 12 months.

Security Research Associates, Inc. On June 26, 2013, the Company entered into an agreement with Security Research Associates, Inc., (“SRA”), pursuant to which SRA agreed to provide business and advisory services. SRA served as our placement agent in connection with the Company’s 2014 Private Placement Offering (“Offering”) and was paid cash compensation in the amount of 9% of the gross proceeds raised and a warrant to purchase the number of shares of our common stock equal to 9% of the aggregate gross proceeds from the Offering received by the Company from all investors (excluding Esenjay) placed by SRA divided by $0.06 per share. SRA was paid $107,460 in cash and reimbursement for related expenses of approximately $10,000 and issued a warrant to purchase 1,791,000 shares of our common stock at an exercise price of $0.06 for its services as our private placement agent in the Offering. In connection with this agreement, the estimated fair value of the warrants issued in the approximate amount of $107,460 (1,791,000 warrants at $0.06) and related expenses of approximately $10,000 was recorded as an offset to equity related to expense associated with the Offering.

Institutional Analyst Holdings, Inc. On December 18, 2013, the Company entered into a contract with Institutional Analyst Holdings, Inc. (“IA”), pursuant to which IA agreed to provide investor relations and report writing services for six months in exchange for an initial payment of $2,500 and 400,000 restricted shares of the Company’s common stock upon execution of the contract. An additional 400,000 restricted shares of the Company’s common stock would be issued 60 days from the date of the contract. The initial tranche was valued at $0.06 per share at $24,000 when issued on December 18, 2013. On February 18, 2014, an agreement was reached between the Company and Institutional Analyst Holdings to convert the remaining compensation to 400,000 non-qualified stock options at an exercise price of $0.06. These 400,000 options were issued on February 18, 2014, with fully vesting at June 18, 2014. During nine months ended March 31, 2014, we recorded expense of approximately $15,000. As of March 31, 2014, the total remaining balance of the prepaid investor relation services is approximately $9,000, and is included in other current assets and will be amortized over the 6 months.

Warrant Activity

Warrant activity during the nine months ended March 31, 2014, and related balances outstanding as of such dates are reflected below:

	Number	Weighted Average Exercise Price Per Share	Remaining Contract Term (# years)
Shares purchasable under outstanding warrants at June 30, 2013, repriced	2,907,347	$0.27	3.21
Stock purchase warrants issued	17,991,000	0.19	5.0
Stock purchase warrants exercised	—	—
Shares purchasable under outstanding warrants at March 31, 2014	20,898,347	$0.20	3.21 - 5.0

Warrant activity during the nine months ended March 31, 2013, and related balances outstanding as of such dates are reflected below:

	Number	Weighted Average Exercise Price Per Share	Remaining Contract Term (# years)
Shares purchasable under outstanding warrants at June 30, 2012	2,400,328	$0.41
Stock purchase warrants issued	507,019	0.41
Stock purchase warrants exercised	—	—
Shares purchasable under outstanding warrants at March 31, 2013	2,907,347	$0.41	4.59 – 4.21

Stock-based Compensation

During the nine months ended March 31, 2014, the Company granted 5,310,973 non-qualified stock options of the Company’s common stock.  The Company has not registered the shares of common stock underlying stock options outstanding as of March 31, 2014.

Activity in stock options during the nine months ended March 31, 2014, and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2013	2,527,389	$0.15	5.85
Granted	5,310,973
Exercised	—
Forfeited and cancelled	(792,836)
Outstanding at March 31, 2014	7,045,526	$0.18	8.57
Exercisable at March 31, 2014	3,317,097	$0.14	8.02

Activity in stock options during the nine months ended March 31, 2013, and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2012	4,536,949	$0.17	7.61
Granted	—
Exercised	(549,552)
Forfeited and cancelled	(1,430,050)
Outstanding at March 31, 2013	2,557,347	$0.15	7.19
Exercisable at March 31, 2013	1,843,217	$0.21	6.56

Stock-based compensation expense recognized in our condensed consolidated statements of operations for the nine months ended March 31, 2014, and 2013, includes compensation expense for stock-based options and awards granted based on the grant date fair value. For options and awards granted, expenses are amortized under the straight-line method over the expected vesting period. Stock-based compensation expense recognized in the condensed consolidated statements of operations has been reduced for estimated forfeitures of options that are subject to vesting. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods based on changes in the estimated forfeiture rate. During the first quarter of fiscal 2014 the Company revised its forfeiture rate based on prior year actual forfeitures. The change in forfeiture rate from 5% to 13% resulted in a reduction of approximately $21,000 to previously recognized stock based compensation expense.

Based on the closing price of our stock at March 31, 2014 of $0.39, the intrinsic value of the exercisable options at March 31, 2014, was approximately $844,000.

We allocated stock-based compensation expense included in the condensed consolidated statements of operations for employee option grants and non-employee option grants as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Research and development	$4,000	$3,000	$7,000	$10,000
General and administration	129,000	26,000	186,000	57,000
Total stock-based compensation expense	$133,000	$29,000	$193,000	$67,000

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. The fair value of stock options was measured at the grant date using the assumptions (annualized percentages) in the table below:

Nine months ended March 31,	2014	2013
Expected volatility	218%	100%
Risk free interest rate	0.7% to 1.7%	0.8% to 3.0%
Forfeiture rate	13%	5%
Dividend yield	0%	0%
Expected term	3-5 years	5-10 years

The remaining amount of unrecognized stock-based compensation expense at March 31, 2014, is approximately $780,000, which is expected to be recognized over the weighted average period of 8.02 years.

NOTE 7 – Warrant Derivative Liability

At March 31, 2014, there were 2,907,347 outstanding warrants classified as derivative liabilities due to adjustment in exercise price as a result of an anti-dilution provision included in the underlying warrant agreements.

Repricing of Warrants

On March 13, 2014, our Board of Directors approved to amend the exercise price of 2,907,347 common share purchase warrants issued in connection with the completed 2012 Private Placements. As a result of a certain anti-dilution provision in the outstanding warrants, the exercise price of the 2,907,347 common share purchase warrants were reduced to $0.27 from $0.41 per warrant share and applies to all warrants issued in our 2012 Private Placements. The remaining terms, including expiration dates, of all warrants remain unchanged. The modified exercise price of the warrants to $0.27 resulted in a repricing modification charge of $98,000.

Warrants classified as derivative liabilities are recorded at their estimated fair values at the issuance date and are revalued at each subsequent reporting date. Warrants were determined to have an estimated fair value per share and aggregate value as of March 31, 2014, and in aggregate value as of June 30, 2013 as follows:

	Issued Warrants	Estimated Fair Value Per Share as of March 31, 2014	Estimated Total Fair Value in Aggregate $ as of March 31, 2014	Estimated Total Fair Value in Aggregate $ as of June 30, 2013

June 2012 Warrants	562,551	$0.28	$156,000	$27,000
July 2012 Warrants	338,013	0.28	94,000	17,000
August 2012 Warrants	120,719	0.28	34,000	6,000
October 2012 Warrants	48,287	0.28	14,000	3,000
Advisory Agreement Warrants	1,837,777	0.28	510,000	90,000
	2,907,347		$808,000	$143,000

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

Following is a summary as of the reporting date of the fair values and applicable level within the fair value hierarchy of assets and liabilities measured at fair value on a recurring basis:

At March 31, 2014:	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Description:
Warrant derivative liabilities	$-	$-	$808,000

At June 30, 2013:	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Description:
Warrant derivative liabilities	$-	$-	$143,000

The table below sets forth a summary of changes in the fair value of our (Level 3) financial instruments for the nine months ended March 31, 2014:

	Balance at June 30, 2013	Estimated fair value of new derivative liabilities	Change in estimated fair value recognized in results of operations	Balance at March 31, 2014

Warrant derivative liabilities	$143,000	$-	$665,000	$808,000

The following table summarizes, as of March 31, 2014, the warrant activity subject to Level 3 inputs, which are measured on a recurring basis:

Fair value measurements of warrants using significant unobservable inputs (Level 3)
Balance at June 30, 2013	$143,000
Change in fair value of warrant liability	567,000
Warrant repricing modification charge	98,000
Balance at March 31, 2014	$808,000

NOTE 9 – OTHER RELATED PARTY TRANSACTIONS

Sublease Agreement

Effective July 1, 2013, the Company relocated its principal office and manufacturing to Vista, California. The Company entered into a month-to-month sub-lease agreement for shared space with Epic Boats, a related party, with monthly payments of approximately $4,950. On December 1, 2013, the monthly payment increased to $7,920 due to Flux Power acquiring more facility square footage from Epic Boats. On March 1, 2014, the sub-lease agreement was terminated due to the majority of Epic Boats facility usage vacated; concurrently Epic Boat’s underlying lease with the property owner was cancelled and replaced by a lease with Flux Power as lessee. On March 1, 2014, Flux Power as the sub-lesser entered into a new sublease agreement with Epic Boats as the sub-lessee, whereas Epic Boats agrees to pay Flux Power 10% of facility costs through June 30, 2014, with March as a transition month requiring 20% of facility costs.

Epic Boats Inventory Deposit

As of March 31, 2014, the Company maintains a prepaid deposit from Epic Boats in the amount of $136,000. The deposit is related to anticipate sales of batteries from the Company to Epic Boats that have yet to be delivered.

NOTE 10 – CONCENTRATIONS

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments. The Company maintains cash balances at a financial institution in San Diego, California. The Company’s cash balance at this institution is secured by the Federal Deposit Insurance Corporation up to $250,000. As of March 31, 2014, cash totaled approximately $673,000, which consists of funds held in a non-interest bearing bank deposit account. The Company has not experienced any losses in such accounts. Management believes that the Company is not exposed to any significant credit risk with respect to its cash.

Customer Concentrations

During the three and nine months ended March 31, 2014, the Company had four customers that represented more than 10% of its revenues on an individual basis and approximately 76% and 64%, respectively, in the aggregate.

During the three and nine months ended March 31, 2013, the Company had four and one major customer that represented more than 10% of its revenues on an individual basis and approximately 82% and 69%, in the aggregate.

Suppliers/Vendor Concentrations

We obtain components and supplies included in our products from a small group of suppliers. During the three and nine months ended March 31, 2014, we had four suppliers, who accounted for more than 10% of our total inventory purchases on an individual basis and approximately 79% and 62%, respectively, in the aggregate.

During the three and nine months ended March 31, 2013, we did not have a major supplier that accounted for more than 10% of our total purchases on an individual basis.

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

Our primary focus is on our lift equipment with dealers/distributors, and secondarily, with electric tug and tow equipment, portable power, and the stationary power market. We anticipate that these markets will be the strongest for aggressive revenue growth over the coming year. Currently, we are working with various lift equipment OEM’s and their dealers, and separately with battery distributors to bring our advanced energy storage systems to the lift equipment market on a nation-wide basis.

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

The Company believes that it may be able to achieve higher longer-term revenue by focusing on a smaller number of products and selling to customers that do not require extensive and lengthy product development and negotiation periods. As a result, the Company has narrowed its focus to product segments including motive power (includes lift and tow equipment), portable power, and grid energy storage. The Company is positioned to address these markets, which include applications such as industrial electric vehicles like electric forklifts, floor scrubbers, back-up power, grid-tie power, solar storage, electric service vehicles, pallet drivers, and mobile battery units. However, the Company cannot guarantee that it will be successful in transitioning companies in these segments from legacy lead-acid technologies to our advanced energy storage solutions.

The Company’s condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred an accumulated deficit of $7,370,000 through March 31, 2014, and as of March 31, 2014, had limited cash or other working capital. To date, the Company’s revenues and operating cash flows have not been sufficient to sustain its operations and it has relied on debt and equity financing to fund its operations. The audit report dated October 15, 2013, from the Company's independent registered public accounting firm indicated that the Company's significant accumulated deficit and its need to raise immediate additional financing among other factors, raised substantial doubt about the Company's ability to continue as a going concern.

Recent Developments

In June 2013, we entered into a non-binding letter of intent (“LOI”) to acquire KleenSpeed Technologies (“KleenSpeed”). KleenSpeed develops technology for distributed energy markets including grid storage. The LOI proposes that upon the successful closing of the acquisition, KleenSpeed will become a wholly-owned subsidiary of Flux. While the specific terms of the acquisition will be announced upon the execution of a definitive agreement, the acquisition is expected to be completed within the current fiscal year. In addition, the LOI contemplates that the consummation of the acquisition will be conditioned upon other customary closing conditions and the successful completion of a private placement of Flux’s common stock (the “Shares”) for a minimum of $800,000 and a maximum of $2,500,000 with the proceeds to be used primarily as working capital and future product development. On March 12, 2014, the Company completed raising $1,944,000 as part of its 2014 Private Placement. As of May 1, 2014, we are still in the process of completing our due diligence in anticipation of a merger with KleenSpeed.

In January 2014, we agreed to provide HDT Global, a leading provider of highly-engineered mobile military and emergency response solutions, with portable lithium-ion storage packs for HDT’s renewable solar energy solution designed to power military electronics in the field. On March 31, 2014, 10 Flux battery packs were shipped to HDT for initial use and testing by the military.

On February 7, 2014, Flux Power received approval to sell its lithium battery 24 volt LiFT Pack for Class III Toyota lift trucks. Toyota is the world’s number one selling lift truck manufacturer.

From January to March 2014, we conducted a Private Placement Offering of Units (“Offering”). The Units were offered only to accredited investors and the purchase price of each Unit was $60,000, with each Unit consisting of 1,000,000 shares of common stock and 500,000 warrants. The warrants are exercisable for 5 years and each warrant entitles the holder to purchase one share of common stock at an exercise price of $0.20 per share. On March 12, 2014, the Company completed the Offering by selling an aggregate of 32.4 Units to 41 accredited investors for a total of $1,944,000, which consisted of cash proceeds totaling approximately $1,394,000 and the conversion of previously outstanding debt totaling $550,000 (see Note 6). In connection with this offering, the Company issued 32,400,000 shares of common stock and warrants to purchase up to 16,200,000 shares of common stock.

Security Research Associates Inc. of San Francisco (“SRA”) served as our placement agent in connection with the Offering. The Company engaged SRA for services rendered in conjunction with this Offering and paid cash compensation in the amount of 9% of the gross proceeds raised and a warrant to purchase the number of shares of our common stock equal to 9% of the aggregate gross proceeds from the Offering received by the Company from all investors placed by SRA divided by $0.06 per share. We paid SRA $107,460 and issued a warrant to purchase 1,791,000 shares of our common stock at an exercise price of $0.06 for its services as our private placement agent in the Offering.

On March 13, 2014, the board of directors (“Board”) increased the size of the Board to five (5) and appointed Timothy Collins as director and executive chairman of the Board and Ronald Dutt, as director. Mr. Collins is the Chief Executive Office, President, Director and shareholder of SRA. In addition, Mr. Collins is a Director, President, and controlling shareholder of KleenSpeed, the target of the proposed acquisition under the LOI.

Segment and Related Information

We operate as a single reportable segment.

Results of Operations and Financial Condition

Comparison for the Three Months Ended March 31, 2014 and 2013

Net Loss

Net losses reported were approximately $1,745,000 for the three months ended March 31, 2014, as compared to a net loss of approximately $1,098,000 for the three months ended March 31, 2013, primarily resulting from an increase of $650,000 in valuation of warrant liability, a non-operating expense item under derivative accounting fair valuation.

Revenues

We currently sell products direct or through one of several retail distributors in North America. Our direct customers range from small to large companies while our distributors primarily distribute to smaller retail customers.

Revenues for the three months ended March 31, 2014, decreased by approximately $14,000, or 13%, compared to the three months ended March 31, 2013. This decrease in sales was primarily attributable to major customers ultimately not meeting their production expectations and the Company shift in product strategy to lift equipment. During the three months ended March 31, 2014 revenues increased $66,000 from our last quarterly results reported on December 31, 2013.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2014, decreased approximately $80,000, or 63%, compared to the three months ended March 31, 2013. This large decrease in cost of revenues was attributable to decrease in related sales as discussed above.

Gross Profit

Gross profit for the three months ended March 31, 2014, increased by approximately $66,000, or 330%, compared to the three months ended March 31, 2013. Gross profit as a percentage of revenue for the three months ended March 31, 2014, increased to 49% compared to a negative 19% in the three months ended March 31, 2013.

Selling, and General and Administrative Expenses

Selling, and general and administrative expenses for the three months ended March 31, 2014, and 2013, were approximately $476,000 and $574,000, respectively. Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, public company costs, consulting costs, professional fees and other expenses. The decrease of approximately $98,000, or 17%, was primarily due to the expenses relating to the reverse merger (including legal and accounting fees expenses) in 2012 and a reduction in staffing and overhead implemented in May 2013.

Amortization of Prepaid Advisory Fees

Amortization of prepaid advisory fees for the three months ended March 31, 2014, and 2013, was approximately $427,000 and $445,000, respectively. The prepaid advisory fees are related to the fair value of the warrants issued under an advisory agreement with Baytree Capital dated June 14, 2012, and to the value of the shares of the Company’s common stock issued pursuant to the same agreement where Baytree Capital agreed to provide business and advisory services to the Company.

Research and Development Expense

Research and development expenses for the three months ended March 31, 2014, and 2013, were approximately $139,000 and $280,000, respectively. Such expenses consist primarily of materials, supplies, salaries and personnel related expenses, stock-based compensation expense, consulting costs, and other expenses. The decrease of approximately $141,000, or 50%, was primarily due to a decrease in personnel costs and benefits, and an increase in material and supplies consumption.

Change in Fair Value of Warrant Derivative Liability

Increases or decreases in fair value of the warrants for the three months ended March 31, 2014, and 2013 are included as a component of other income (expense) in the accompanying condensed consolidated statements of operations for the respective period. As of March 31, 2014, the liability for warrants decreased to an expense of approximately to $650,000 from approximately $254,000 in income as of March 31, 2013. During the three months ended March 31, 2014, as a result of anti-dilution provisions in the outstanding warrants, the Company repriced it outstanding warrants issued under the 2012 Private Placement closings to a lower exercise price, resulting in a revaluation of the warrants as compared to prior periods (see Note 6, to the financial statements). The warrant liability and revaluations have not had a cash impact on the Company’s working capital, liquidity or business operations.

Other Expense

Other expense for the three months ended March 31, 2014, and 2013, were approximately $58,000 and $0, respectively. Such expenses consist of due diligence expenses related our proposed merger with KleenSpeed. As of May 1, 2014 we are still in the process of completing our due diligence in anticipation of a merger with KleenSpeed.

Comparison for the Nine Months Ended March 31, 2014 and 2013

Net Loss

Net losses reported were approximately $3,407,000 for the nine months ended March 31, 2014, as compared to a net loss of approximately $231,000 for the nine months ended March 31, 2013, including an increase of $567,000 in valuation of warrant liability, a non-operating expense item under derivative accounting fair valuation.

Revenues

Revenues for the nine months ended March 31, 2014, decreased by approximately $543,000, or 78%, compared to the nine months ended March 31, 2013. This decrease in sales was primarily attributable to major customers ultimately not meeting their production expectations and the Company shifting product strategy to lift equipment.

Cost of Revenues

Cost of revenues for the nine months ended March 31, 2014, decreased approximately $543,000, or 86%, compared to the nine months ended March 31, 2013. This large decrease in cost of revenues was attributable to decrease in related sales as discussed above.

Gross Profit

Gross profit for the nine months ended March 31, 2014, did not change compared to the nine months ended March 31, 2013. Gross profit as a percentage of revenue for the nine months ended March 31, 2014, increased to 44% compared to 10% in the nine months ended March 31, 2013.

Selling, and General and Administrative Expenses

Selling, and general and administrative expenses for the nine months ended March 31, 2014, and 2013, were approximately $1,089,000 and $1,975,000, respectively. Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, public company costs, consulting costs, professional fees, and other expenses. The decrease of approximately $866,000, or 45%, was primarily due to the expenses relating to the reverse merger (including legal and accounting fees expenses) in 2012, and a reduction in staffing and overhead implemented in May 2013.

Amortization of Prepaid Advisory Fees

Amortization of prepaid advisory fees for the nine months ended March 31, 2014, and 2013, was approximately $1,252,000 and $1,275,000, respectively. The prepaid advisory fees are related to warrants issued under an advisory agreement with Baytree Capital dated June 14, 2012, and to the value of the shares of the Company’s common stock issued pursuant to the same agreement where Baytree Capital agreed to provide business and advisory services to the Company.

Research and Development Expense

Research and development expenses for the nine months ended March 31, 2014, and 2013, were approximately $369,000 and $806,000, respectively. Such expenses consist primarily of materials, supplies, salaries and personnel related expenses, stock-based compensation expense, consulting costs, and other expenses. The decrease of approximately $437,000, or 54%, was primarily due to a decrease in personnel costs and benefits, and a decrease in material and supplies consumption.

Change in Fair Value of Warrant Derivative Liability

Increases or decreases in fair value of the warrants for the nine months ended March 31, 2014, and 2013 are included as a component of other income (expense) in the accompanying condensed consolidated statements of operations for the respective period. As of March 31, 2014, the liability for warrants decreased to an expense of approximately to $567,000 from approximately $3,826,000 in income as of March 31, 2013. During the three months ended March 31, 2014, as a result of anti-dilution provisions in the outstanding warrants, the Company repriced it outstanding warrants issued under the 2012 Private Placement closings to a lower exercise price, resulting in a revaluation of the warrants as compared to prior periods (see Note 6, to the financial statements). The warrant liability and revaluations have not had any impact on the Company’s working capital, liquidity or business operations.

Other Expense

Other expense for the nine months ended March 31, 2014, and 2013, were approximately $58,000 and $0, respectively. Such expenses consist of due diligence expenses related our proposed merger with KleenSpeed. As of May 1, 2014, we are still in the process of completing our due diligence in anticipation of the KleenSpeed merger.

Liquidity and Capital Resources

Overview

As of March 31, 2014, we had a cash balance of approximately $673,000, negative working capital of approximately $355,000 (including approximately $395,000 of prepaid advisory fees), and an accumulated deficit of approximately $7,384,000. As discussed further below under “Future Liquidity Needs”, we do not currently believe that our existing cash resources are sufficient to meet the Company’s anticipated needs during the next twelve months, and that additional financing is required by the first quarter of fiscal 2015 to support current operations.

Cash Flows

Operating Activities

Our operating activities resulted in net cash used in operations of approximately $1,291,000 for the nine months ended March 31, 2014, compared to net cash used in operations of approximately $2,864,000 for the nine months ended March 31, 2013.

Net cash used in operating activities during the nine months ended March 31, 2014, reflect the net loss of approximately $3,407,000 for the period offset by non-cash items including: depreciation of approximately $45,000, amortization of prepaid advisory fees of approximately $1,252,000, stock-based compensation of approximately $194,000, stock issued for services of $125,000, changes in the fair value of warrants liability of approximately $567,000. Changes in operating assets and liabilities included an increase in accounts receivable of approximately $44,000 and a decrease in accounts payable of approximately $105,000. Other changes include an increase in accrued expenses of approximately $3,000 primarily related to payroll and related costs, an increase in accrued interest of approximately $142,000, an increase in customer deposits of approximately $17,000, a decrease in customer deposits - related party of approximately $2,000, a decrease in inventory of $39,000, and a decrease in other current assets of approximately $39,000.

Investing Activities

There were no investing activities for the nine months ended March 31, 2014.

Financing Activities

Net cash provided by financing activities during the nine months ended March 31, 2014, and 2013, was approximately $1,944,000 and $2,138,000, respectively.

From January to March 2014, we conducted a Private Placement Offering of Units (“Offering”). The Units were offered only to accredited investors and the purchase price of each Unit was $60,000, with each Unit consisting of 1,000,000 shares of common stock and 500,000 warrants. The warrants are exercisable for 5 years and each warrant entitles the holder to purchase one share of common stock at an exercise price of $0.20 per share. On March 12, 2014 the Company completed the Offering by selling an aggregate of 32.4 Units to 41 accredited investors resulting in $550,000 conversion of debt to equity and cash proceeds of approximately $1,394,000, and issuance of 32,400,000 shares of common stock and warrants to purchase up to 16,200,000 shares of common stock. The Offering was conducted in three tranches. On January 13, 2014, we completed our first tranche of the Offering by selling 10 Units to Esenjay for an aggregate purchase price of $600,000, of which (i) $200,000 was paid in cash, and (ii) $400,000 was a conversion of $400,000 of principal amount outstanding under the Esenjay Secondary Revolving Promissory Note for Operating Capital dated October 1, 2011 for $1,000,000, as amended (see Note 4). In connection with Esenjay’s purchase of the Units, we issued 10,000,000 shares of our common stock and warrants to purchase up to 5,000,000 shares of our common stock. On February 14, 2014, we completed our second tranche of the Offering by selling 2.8 Units to five accredited investors for an aggregate purchase price of $168,000, all of which were paid in cash. In connection with the closing of the second tranche, we issued a total of 2,800,000 shares of our common stock and warrants to purchase up to 1,400,000 shares of our common stock. We issued a total of 2,800,000 shares of our common stock and warrants to purchase up to 1,400,000 shares of our common stock. On March 12, 2014, we completed the final tranche of the Offering by closing on the sale of 19.6 Units to 41 accredited investors for total net purchase price of $1,276,000, pursuant to which we issued 19,600,000 shares of common stock and warrants to purchase up to 9,800,000 shares of common stock. Esenjay participated in the final tranche by purchasing a total of 2.5 Units for an aggregate purchase price of $150,000, of which the $150,000 was a conversion of principal amount outstanding under the Esenjay Secondary Revolving Promissory Note for Operating Capital dated October 1, 2011 for $1,000,000, as amended (see Note 4).

We also incurred non-cash expenses in the form of 1,791,000 warrants issued to SRA as commission fees, at similar terms as the financing Warrants, for services provided, except that the exercise price of the warrants is $0.06 per share.

Future Liquidity Needs

The Company has evaluated its expected cash requirements over the next twelve months, which include, but are not limited to, support of current operations, expenses related to proposed acquisition of KleenSpeed, investments in additional sales and marketing and product development resources, capital expenditures, and working capital requirements, and has determined that our existing cash resources are not sufficient to meet our anticipated needs during this period. Despite our recent financing, based on our current and planned levels of expenditure, we estimate that additional financing proceeds is required by the first quarter of fiscal 2015 to support current operations. In addition, we anticipate that further additional financing will be required to fund our business plan subsequent to that date, until such time as revenues and related cash flows become sufficient to support our operating costs. As of March 31, 2014, we had a cash balance of approximately $673,000 and a total of $664,000 was available under credit lines with Esenjay.

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

Management plans to continue to seek additional equity financing to generate the capital required to fund its current operations and future planned growth. We have engaged financial advisors to assist in securing additional equity capital. Although management believes that the additional required funding will be obtained, there is no guarantee the Company will be able to obtain the additional required funds or that funds will be available on terms acceptable to the Company. If such funds are not available, management will be required to curtail its investments in additional sales and marketing and product development resources, and capital expenditures, which may have a material adverse effect on the Company’s future cash flows and results of operations, and its ability to continue operating as a going concern.

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

Recent Accounting Pronouncements

For the nine months ended March 31, 2014, there were no accounting standards or interpretations that became effective or issued that are expected to have a material impact on our financial position, operations or cash flows.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow for timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our principal executive and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on such evaluation, our Chief Executive Officer and our interim Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed and reported within the time periods specified in the SEC’s rules and forms.

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 Option Exercise

In connection with an immaculate cashless exercise by one of the Company’s option holder, on April 28, 2014, the Company issued 258,536 shares of common stock, based on per share price of $0.32. The shares of common stock issued have not been registered under the Securities Act and have been issued pursuant to exemption available under Section 4(a)(2) of the Securities Act.

Compensation Issuance

Pursuant to an Advisory Agreement (“Advisory Agreement”) with Baytree Capital, on January 21, 2014, we issued Baytree Capital 100,000 restricted shares of our newly issued common stock at $0.07 per share. The shares of common stock issued have not been registered under the Securities Act and have been issued pursuant to exemption available under Section 4(a)(2) of the Securities Act.

In connection with our contract with Catalyst Global LLC for investor relations services, on April 24, 2014, we issued Catalyst Global LLC 90,000 shares of restricted common stock, valued at $0.30 per share, as its third tranche payment. The shares of common stock issued have not been registered under the Securities Act and have been issued pursuant to exemption available under Section 4(a)(2) of the Securities Act.

Board Issuance

As compensation for Board services provided to the Company, on March 13, 2014 the Board granted stock options to purchase 300,000 shares of common stock at an exercise price of $0.31 per share to each of the following directors: Messrs. Gevarges, Johnson and Anthony. The stock options vest over 2 years in quarterly installments and expire on March 13, 2024.

In connection with Mr. Collins’ appointment to the Board, the Board granted Mr. Collins (1) non-qualified stock options to purchase 1,000,000 shares of common stock of the Company at an exercise price of $0.31 per share (the closing price of common stock on March 13, 2014), which are subject to vesting over a 2 year period in quarterly installments, and also (2) 100,000 shares of restricted common stock as a stock bonus valued at $31,000.

The securities issued to the Board have not been registered under the Securities Act and have been issued pursuant to exemption available under Section 4(a)(2) of the Securities Act.

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

Flux Power Holding, Inc.

Date: May 15, 2014	By:	By:	/s/ Ronald F. Dutt
Name: Ronald F. Dutt
Title: Chief Executive Officer
Principal Executive Officer