Form 10-K
period 2014-06-30
Flux Power Holdings, Inc.
filed 2014-10-07
CIK 1083743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

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

Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2013 was approximately $521,053, based upon the closing price of $0.05 per share as quoted for such date on the OTCQB. Shares of common stock held by each officer and director and by each person who is known to own 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of registrant’s common stock outstanding as of October 7, 2014 was 93,274,113

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check one): Yes ☐       No ☑

FLUX POWER HOLDINGS, INC.

FORM 10-K ANNUAL REPORT

For the Fiscal Year Ended June 30, 2014

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

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this report only:

•	the “Company,” “we,” “us,” and “our” refer to the combined business of Flux Power Holdings, Inc., a Nevada corporation and its wholly-owned subsidiary, Flux Power, Inc. (“Flux Power”), a California corporation;
•	“Exchange Act” refers the Securities Exchange Act of 1934, as amended;
•	“SEC” refers to the Securities and Exchange Commission; and
•	“Securities Act” refers to the Securities Act of 1933, as amended.

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

Current Business Strategy

We are currently primarily focusing on the lift equipment with dealers/distributors, and secondarily, with other related industrial equipment, portable power, and stationary grid applications. We are working with various lift equipment original equipment manufacturers (OEMs), and their dealers and battery distributors to bring our advanced energy storage systems to the lift equipment market. This process has included securing “technical approval” by the OEMs for compatibility with their equipment and then developing a sales network utilizing existing battery distributors and equipment dealers.

We are leveraging from our prior experience of developing and shipping over 14 megawatts of battery packs in a variety of applications ranging from electrical vehicles, electric boats, and various industry specific applications. The current process of working with the lift equipment sector has included securing “technical approval” by the OEMs for compatibility with their equipment and then developing a sales network utilizing existing battery distributors and equipment dealers. Our product development has included pilot programs and trials with national account end users and industrial equipment manufacturers. We formally launched our products to the lift equipment industry in January 2014; this launch typically includes shipping demonstration units to equipment dealers and battery distributors who invite their customers to trial the battery packs. These trial periods have a duration ranging from two weeks to several months.

In addition, we are developing advanced energy storage systems for other related industrial equipment, portable power, and stationary grid applications ranging from 24 volt to 48 volt applications. One of these larger applications included shipment at year end to support a 48 volt, 900 amp hour pack for robotic mining equipment in South America. We have also developed portable 24 volt battery packs for trial by the US military, which is currently in trial.

In summary, the Company has also developed a suite of complementary technologies and products that utilizes our core BMS technology. Sales during the twelve months ended June 30, 2014 were primarily to customers located throughout the United States.

History

We were incorporated in Nevada in 1998 under the name Olerama, Inc. Since our incorporation, there have been several name changes, including the change in January 2010 where we changed our name to Lone Pine Holdings, Inc. and in May 2012, in connection with the reverse acquisition, we changed our name from Lone Pine Holdings, Inc. to our current name, Flux Power Holdings, Inc. (“Flux”).

We operate our business through our wholly-owned subsidiary, Flux Power, Inc. (“Flux Power”). Flux Power was incorporated in October 2009 to exploit the lithium battery solution market for small electric vehicles and began shipping prototype product in the second quarter of 2010 while continuing to develop its intellectual property portfolio.

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

The Reverse Acquisition has been reflected as a reverse merger where Flux was the surviving legal entity after the merger. Flux Power remained the accounting acquirer. The merger has been accounted for as a recapitalization as of the earliest period presented. Accordingly, the historical condensed consolidated financial statements represented are those of Flux Power.

Our principal executive office is located at 985 Poinsettia Avenue, Suite A, Vista, CA 92081. The telephone number at our principal executive office is (877) 505-3589 (FLUX).

DESCRIPTION OF OUR BUSINESS

Our Business

We are in the business of energy storage and battery management. In October 2009, we started to develop technologies for the advanced energy storage market and began shipping prototype product in the second quarter of 2010 while continuing to develop our intellectual property portfolio. In 2011, we began shipping Federal Motor Vehicle Safety Standards validated products and then started shipping ancillary products to enhance our overall product line. Focusing on cell management of large format lithium cells, our technology dramatically extends the battery system life, lowering the overall cost of ownership to a level which makes lithium competitive with lead-acid in numerous applications. We have spent over four years developing lithium battery energy storage technology, including shipping over 14 megawatts of power in a variety of applications ranging from electrical vehicles to industrial equipment applications.

We design, develop, and sell rechargeable advanced energy storage systems. We have developed an innovative high power battery cell management system (“BMS”) and have structured our business around this core technology. Our proprietary BMS provides three critical functions to our battery systems:

•	Cell Balancing: This is performed by continuously adjusting the capacity of each cell in a storage system according to temperature, voltage, and internal impedance metrics. This management assures longevity of the overall system.

•	Monitoring: This is performed through temperature probes, a physical connection to individual cells for voltage and calculations from basic metrics to determine remaining capacity and internal impedance. This monitoring assures accurate measurements to best manage the system and assure longevity.

•	Error reporting: This is performed by analyzing data from monitoring each individual cell and making decisions on whether the individual cell or the system is operating out of normal specifications. This error reporting is crucial to system management as it ensures ancillary devices are not damaging your storage system and will give the operator an opportunity to take corrective action to maintain long overall system life.

Using our proprietary battery management technology, we are able to offer completely integrated energy storage solutions or custom modular standalone systems to our clients. In addition, we have also developed a suite of complementary technologies and products that accompany and enhance the abilities of our BMS to meet the needs of the growing advanced energy storage market.

We sold our first validated product in the second quarter of 2010 and have since delivered over 14 mega watt-hours of advanced energy storage to clients such as NACCO Materials Handling Group, Inc. (NACCO), GreenTech Automotive, Inc. (GTA), Crown Equipment Corporation, Damascus Corporation, Columbia Parcar Corporation, Wheego Electric Cars Inc., (“Wheego”), Epic Electric Vehicles, and Texas Association of Local Health Officials (TALHO).

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

Lift Equipment – Material Handling Equipment

Lift equipment commonly called a forklift truck (also called a lift truck, a fork truck, or a forklift) is a powered industrial truck used to lift and transport materials. The modern forklift was developed in the 1960s by various companies including the transmission manufacturing company Clark and the hoist company Yale & Towne Manufacturing. The forklift has since become an indispensable piece of equipment in manufacturing and warehousing operations. Lift equipment is produced in a range of power capacities from smaller lift type equipment such as a Walkie (ie, pallet jack) to a ride-on fork-lift. Lift equipment vehicles are not new technology and don’t require new testing, which can cause delays in product placement. The existing lift equipment market uses lead-acid batteries, which is outdated technology and can lead to customer dissatisfaction with life cycles, performance, and additional maintenance costs. The replacement of lead-acid batteries with lithium cells dramatically extends run time and the battery system life, lowering the overall cost of ownership to a level which makes lithium competitive with lead-acid in numerous applications.

Other Equipment Solutions

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

Other Technologies: Ultra capacitors and fuel cells have been proposed as potential alternatives or replacements to lithium batteries. Ultra capacitors deliver high power and have an extended cycle life but suffer from poor energy density. This makes them suitable for small burst power needs but not for grid storage and electric vehicle devices. Fuel cells generate energy converting a fuel, typically hydrogen to energy. Fuel cell systems offer good energy density but are poor performers in terms of power and cycle life. Fuel cell systems are suitable for devices with small power needs and short life spans but are generally not suitable for use in electric vehicles and grid management devices.

Current Advanced Energy Storage Application Needs

There are a number of features required of advanced energy storage applications today, such as:

Target Application Power: An advanced energy storage system must be able to deliver the electrical power required. Electrical power, measured in watts, is the rate at which electrical energy is delivered. Electric industrial vehicles, in particular, need enough power to assure smooth acceleration through a systems discharge curve and grid management systems need enough power to meet load demands.

Duration of Charge/Run Times: An advanced energy storage system must be able to provide a certain total amount of electrical energy. Total electrical energy is measured in watt hours and is the product of power and time. Advanced energy storage systems with greater energy can perform for a longer duration when compared to legacy technologies. For example, Lithium ion batteries provide up to 25% longer run times than legacy batteries of comparable capacity, or amps per hour rating. The total electrical energy of an advanced energy storage system determines an electric vehicle’s range per charge and a grid management device’s total power.

High/Sustained Power: The energy that an advanced energy storage system can provide in total depends on the power requirements of the device in which it is installed. When an advanced energy storage system delivers higher power, the available energy of the advanced energy storage system is less than if it was delivering lower power. Advanced energy storage systems are better suited to deliver high power versus legacy lead-acid. For example, the higher power required to push a vehicle like an electrically propelled boat through the water would be detrimental to legacy power technologies because their lack of ability to operate as efficiently in high power applications. Advanced energy storage systems are able to supply a high power required without detriment to the energy storage system.

Safe Operation: For almost all industrial equipment, electric vehicle and grid management solutions, the safety of an advanced energy storage system is of utmost importance. Legacy lead-acid batteries tend to get hot with heavy operation and the toxic nature of these legacy chemistries can be troublesome in the event of a cell breach. Advanced energy storage systems focus on chemistries that do not violently react with oxygen so a cell breach is less likely to result in an explosion or fire. Lithium iron phosphate is known to be the “lithium chemistry of choice” for many large format applications due to its lower cost and greater safety attributes.

Extended Life: The cycle life of an advanced energy storage system is the total number of times the system can be charged and discharged while still performing to specification in the device installed. Legacy lead-acid technologies often do not perform to specification past a several hundred cycles in industrial equipment applications. In comparison, an advanced energy storage system can last three to five times as long in the same application.

Volumetrics and Weight: The weight and size of advanced energy storage systems are of crucial importance to both portable power and grid management devices. In electric vehicles, where packaging space is precious, a lightweight system can greatly enhance range. In grid management devices that seek to extend current back-up power time benefit from better volumetrics and devices that shift load or peak-shave for improved average energy costs benefit from small advanced energy storage systems that keep connections between cells at a minimum.

Lowest Cost: Advanced energy storage systems provide power dense solutions with extended cycle life which, together, equate to very cost conscious solutions for most applications in the industrial vehicle equipment, portable power, and grid management market segments. We believe that, in our products, advanced energy storage systems can cost much less than legacy lead-acid technologies over the course of device operation.

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

Battery Modules. We supply high-power, energy-dense advanced energy storage modules for the electrical vehicles, industrial, governmental and grid storage applications. Our primary product consists of the Flux Power 24-volt lithium pack and individual 3.2 volt cells in various sizes from 60AH to 900AH. We offer varying chemistries and configurations based on the applications. Our battery modules are designed for our BMS.

Chargers. Our smart charging solutions are designed to interface with our battery management system. Our smart chargers consist of both air-cooled and liquid-cooled chargers. These modular chargers can be stacked from 3kW – 300kW.

Application Integration. We are one of the few developers to successfully integrate lithium packs in a variety of applications including industrial equipment to portable energy storage. The technology complexity of lithium requires knowledgeable engineering and testing.

Marketing and Sales

Customer Concentrations

We currently sell products directly to our customers, through lift equipment dealers, or through battery distributors. Our direct customers vary from small companies to military integrators.

During the twelve months ended June 30, 2014, we had two major customers that each represented more than 10% of our revenues on an individual basis, or approximately $129,000 or 36% of our total revenues, which was a result of sales to two customers, Penguin ASI and Southern States Motive Power, which represented $67,000 or 18.7% and $62,000 or 17.3% of sales, respectively.

During the twelve months ended June 30, 2013, we had one major customer that represented more than 10% of our revenues on an individual basis, or approximately $480,000 or 62% of our total revenues, which was a result of deferred revenue as previously reported. Revenue from our customer, Wheego Electric Cars (“Wheego”) was recognized on the sell-through method with their customer, which was completed during our third quarter.

Technology

We believe our cell management and communication tools extend battery system life and improve system performance by managing individual cells in a system, communicating individual cell conditions to ancillary devices, and communicating individual cell conditions to other devices which either require or supply power. Whether it is vehicle, lift equipment or grid storage systems, we provide capable systems that meet cost and performance targets which we believe, in many cases and based on the life cycle data of the lead-acid batteries provided by the manufacturers; outperform traditional lead-acid technologies on both metrics. Our systems use lithium-ion cells that are denser in energy than traditional lead-acid batteries, which allow our batteries to hold more charge over the same weight. In addition, our BMS protects the lithium-ion batteries enabling the lithium-ion batteries to reach their full life and cycle potential and outlasting lead-acid based batteries which would have to be replaced and thereby adding additional costs over the same time period. Our systems manage individual cells and their charge cycles, which generally allow for more consistent discharge capability and ease of maintenance over an unmanaged battery by:

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

➢     Lower total costs of ownership

➢     Maintenance free

➢     Lighter in weight

➢     Longer life than lead-acid batteries

Production process

Except for charger components and battery cells, we design all of our own products in-house and outsource manufacturing and assembly when possible.

Batteries. Since our battery management system and battery modules are not tied to any specific lithium-ion battery chemistry, we can source our batteries from a variety of manufacturers to meet our needs as well as our customer’s needs. During this past year, we have sourced our batteries from several suppliers, all with manufacturing operations in China.

Battery Modules and Packs. We design all of our battery modules and packs in-house. In addition, we occasionally design and assemble prototype battery packs and storage systems for our customers.

Chargers. We currently buy chargers from several sources, all of whom are U.S. based suppliers.

BMS. On August 1, 2009, Flux Power entered into a Manufacturing Implementation Agreement (the “Manufacturing Agreement”) with LHV Power, a related party. Pursuant to the Manufacturing Agreement, Flux Power granted LHV Power a right of first refusal to manufacture our battery management systems. Further, under the Manufacturing Agreement, Flux Power agreed to pay for any specialized tooling LHV Power may require to manufacture Flux Power’s battery management systems. Under the Manufacturing Agreement, Flux Power would retain ownership of all intellectual property developed under the Manufacturing Agreement. The Manufacturing Agreement expired on August 1, 2014. During the fiscal years ended June 30, 2014 and 2013, we paid approximately $0 and $108,000 respectively, to LHV Power pursuant to the Manufacturing Agreement. There are a number of manufacturers which could produce the battery management system on comparable terms; therefore, a change in manufacturer is unlikely to cause a delay in manufacturing since we have inventory that should be adequate for six months.

In-House Product Assembly:

BMS units, Chargers and CAN Current Sensors: Units are outsourced, programmed and tested at our facility before shipping.

24-volt Modules: We receive completed 24-volt module cases and lids. Cells are packed in the module cases, connected to BMS, and secured in place. Lids with BMS installed are programmed and calibrated. Each full unit is sealed and tested before shipping.

Strategic Relationship with LHV Power: LHV Power is one of our early business supporters. LHV Power’s Chief Executive Officer, President and owner, James Gevarges, sits on our Board of Directors and is one of our major shareholders. LHV Power has an advanced engineering team that has produced products for Hewlett Packard, Dell, Black and Decker, Train, and Carrier. LHV has several contracts with manufacturing facilities in China and Taiwan. In the past, our BMS units and CAN Current Sensor Builds were outsourced to LHV Power where they were built to industry standards. In addition, LHV had assisted us with manufacturing assessments of our other products. Our relationship with LHV Power was governed by the Manufacturing Agreement with LHV Power as described above under section titled “Production Process”, which expired August 1, 2014. We have no near term plans to use LHV Power as a supplier. We plan to outsource the manufacturing of our BMS to other manufacturers in the future.

Volume sales will enable cost reductions by:

Manufacturability Optimization: We are currently building products to be as robust and full-featured as possible to meet initial demand that typically reflects smaller quantity needs. With investment in design, these premium components hopefully can be value-engineered with the goal to continue to offer full-featured devices at less than 50% of the cost.

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

Suppliers

During the fiscal year ended June 30, 2014, we obtained a limited number of components and supplies included in our products from a small group of suppliers and had two suppliers who accounted for more than 10% of our total purchases, on an individual basis. Purchases for these two suppliers totaled $96,000, for a total of 38.7% of our total purchases.

During the fiscal year ended June 30, 2013, we obtained a limited number of components and supplies included in our products from a small group of suppliers and had one supplier who accounted for more than 10% of our total purchases; i.e., LHV Power accounted for 34% of our total purchases.

In the past we have sourced Lithium batteries from a number of suppliers. We are realigning our battery sourcing to improve consistency, responsiveness, and quality.

Research and Development

Research and development expenses for the fiscal years ended June 30, 2014 and 2013 were approximately $536,000 and $992,000, respectively. Such expenses consist primarily of materials, supplies, salaries and personnel related expenses, consulting costs and other expenses. We currently perform our research and development at our facility in Vista, California. We seek to develop innovative new and improved products for cell and system management along with associated communication, display, current sensing and charging tools.

Competition

Our competitors in the lift equipment sector are major lead acid battery manufacturers, including, but not limited to: GNB Hawker, Dekka, Enersys, Crown Battery and Interstate. We are not aware that these suppliers currently offer lithium or other advanced energy products in any significant volume to end users, equipment dealers, OEMs or battery distributors.

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

We have developed our intellectual property portfolio through our continued investment in research and development, and through our acquisition of technologies from Epic Boats (an entity founded and controlled by Chris Anthony, our board member and former Chief Executive Officer), Gottlieb Inventions, and Joseph Gottlieb.

In connection with our BMS, we are actively pursuing patent applications relating to determining battery life and remaining battery life cycles. Several patent applications relating to these inventions have been approved and others will soon be filed with the U.S. Patent & Trademark Office. We are developing a certain number of BMS related patents. In addition, we have a number of trademark applications and registrations protecting the Flux Power name and logo. These include Flux, Flux Power, and the Flux Power logo.

As of June 30, 2014, we have filed 11 patent applications in the United States, with two patents approved and issued. In addition, we intend to continue to file additional patent applications with respect to our technology and to seek protection of our intellectual property internationally in a broad range of areas. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims. Even if granted, there can be no assurance that these pending patent applications will provide us with protection.

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

Employees

As of June 30, 2014, we have thirteen (13) employees, of which twelve (12) are full-time and one is part time. We engage outside consultants for business development and operations or other functions from time to time. None of our employees are currently represented by a trade union. We consider our relations with our employees to be good.

Legal Proceedings

We are not currently involved in any legal proceedings.

Other Information

Our Internet address is www.fluxpwr.com. We make available free of charge on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Other than the information expressly set forth in this annual report, the information contained, or referred to, on our website is not part of this annual report.

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

In their audit opinion issued in connection with our financial statements as of June 30, 2014 and for the year then ended, our independent registered public accounting firm included a going concern explanatory paragraph which stated there was substantial doubt about our ability to continue as a going concern.  We have prepared our financial statements on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. Our financial statements do not include any adjustments that would be necessary should we be unable to continue as a going concern and, therefore, be required to liquidate our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.  If we are unable to continue as a going concern, our stockholders may lose all or a substantial portion or all of their investment.

We have a history of losses and negative working capital and currently our lender has the right not to advance funds under our credit facilities, and require additional funding to support operations and provide working capital for growth.

As of June 30, 2014, we had a cash balance of approximately $116,000, negative working capital of approximately $887,000 and an accumulated deficit of approximately $8,276,000. We have a history of losses and have experienced a lack of revenue due to the time to launch our revised business strategy. We have experienced a decrease in our revenues and gross profit. Our revenues for the fiscal year ended June 30, 2014, decreased approximately $414,000, or 54%, compared to the year ended June 30, 2013. Our gross loss of $4,299,000 for the fiscal year ended June 30, 2014, increased by approximately $4,650,000, compared to the fiscal year ended June 30, 2013 net income of $351,000. Not including an increase to income of $5,731,000 in fiscal 2013 related to the revaluation of derivative warrant liabilities, the company would have had a loss of $5,380,000. The Company does not currently believe that its existing cash resources are sufficient to meet its anticipated needs during the next twelve months. Our operations have been primarily funded through the sale of our securities and borrowings under our credit facilities. Our continued operations and growth are dependent on our ability to complete equity financings, make borrowings under our credit facilities or/and generate revenues. For the twelve months ended June 30, 2014, we have conducted private placements of our common stock and warrants to accredited investors and raised gross cash proceeds of $1.4 million. In addition, during the twelve months ended June 30, 2014, a total of $3,136,000 was converted from debt to equity from our largest shareholder, Esenjay Investments, LLC (“Esenjay”), and as of June 30, 2014 no balances were owed by the Company under existing agreements with Esenjay. We are currently pursuing additional funds through private placements and through October 7, 2014 an additional $142,500 has been raised. In addition, we are pursuing additional sources of funding, which could result from certain distributor relationships, joint operating ventures, acquisitions or mergers. We expect to cover our anticipated operating expenses through cash on hand, collections on additional customer billings and proceeds from the private placement of equity securities. However, there is no guarantee we will be able to obtain additional funds in the future if required or that funds will be available on terms acceptable to us, or that shareholders will not experience dilution as a result of funds raised through the sale of securities. If such funds are not available, management will be required to curtail its investments in additional sales and marketing and product development resources and capital expenditures, which may have a material adverse effect on our future cash flows and results of operations, and its ability to continue operating as a going concern.

Our level of indebtedness and an event of default under existing notes and credit facility could adversely affect our business, financial condition, results of operations or liquidity.

We have had substantial indebtedness in the past and have relied on our credit facilities to provide working capital. As of June 30, 2014 we have converted all previously outstanding debt of approximately $3,136,000 under our existing credit facilities into equity. We have $3,250,000 of availability under our existing credit facilities with Esenjay through December 31, 2015; however our ability to borrow under these facilities is at the discretion of Esenjay. Esenjay has no obligation to disburse such funds and has the right not to advance funds under these loans. As of June 30, 2014 there were no balances owed under the credit lines with Esenjay, which include: revolving note for $1.0 million (“Revolving Note”), additional note payable of $250,000 (“Bridge Note”) and line of credit for $2.0 million (“Credit Line”). In the event of default under the Revolving Note, Bridge Note and Credit Line, the interest rate on unpaid balance all lines accrue interest at a rate of 6%. In addition, as a secured party, upon an event of default, Esenjay will have a right to the collateral granted to them under the Revolving Note, Bridge Note and Credit Line, and we may lose our ownership interest in the assets. A loss of our collateral will have material adverse effect on our operations, our business and financial condition.

We have realigned our marketing focus to smaller number of products and selling to customers that do not require extensive product development.

Beginning 2010, we focused on providing customized solutions to larger OEM customers.  Recent experience has shown that we could achieve higher longer-term revenue by focusing on a smaller number of products and selling to customers that do not require extensive and lengthy product development and negotiation periods. An example was the decision in late 2013 by NACCO to pursue a much larger supplier that can provide extensive resources to support lengthy prove-out requirements for one of their product areas.  As a response, we have determined to narrow our focus to product segments including “lift equipment” and “micro-grid energy storage”. We feel that we are well positioned to address these markets, which include applications such as industrial electric vehicles like lift equipment, tug equipment, back-up power, grid tie power, solar storage, electric service vehicles and pallet drivers. However, we cannot guarantee that we will be successful in transitioning companies in these segments from legacy lead-acid technologies to our advanced energy storage solutions.

We have a limited operating history which makes evaluating our business and future prospects difficult and may increase the risk of your investment.

There are risks and difficulties we face as an early stage company with limited operating history. If we do not successfully address these risks, our business, prospects, operating results and financial condition will be materially and adversely harmed. We began delivering our first battery product and BMS in the second quarter of 2010, and as of June 30, 2014, we have 43 customers, almost all of which are in the lift equipment, robotic equipment, emergency back-up power supply, or solar storage market segments. We have a very limited operating history on which investors can base an evaluation of its business and operating results can vary significantly.

We have not derived material revenues from our component cell or BMS products, during the twelve months ended June 30, 2014, less than 5% of its revenue was derived from such sales. We intend to extend the application of our battery products and BMS for industrial energy storage, government applications and specialty applications. There are no assurances that we will be able to successfully extend the application of our battery products and BMS into other targeted end markets.

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

Lithium-ion battery modules have been observed to catch fire or vent smoke and flame, and such events have raised concerns over the use of large format high-power batteries.

We sell and supply large format high-power lithium based battery modules for industrial equipment and we intend to supply these lithium packs for governmental and grid storage applications. Historically, lithium-ion batteries in laptops and cellphones have been reported to catch fire or vent smoke and flames, and more recently, news have been reported that several electric vehicles that use high-power lithium-ion batteries have caught on fire which trigger investigation as to the cause of the fires. As such, any adverse publicity and issues as to the use of high-power batteries in automotive or lift equipment applications will affect our business and prospects since we sell and supply large format high-power lithium based battery packs for industrial applications. In addition, any failure of our battery modules may cause damage to the industrial equipment or lead to personal injury or death and may subject us to lawsuits. We may have to recall our battery modules, which would be time consuming and expensive.

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

Our battery cells, which are an integral part of our battery products and systems, are currently sourced from three manufacturers, two located in China and one with distribution in the United States. While we obtain components for our products and systems from multiple sources whenever possible, we have spent a great deal of time in developing and testing our battery cells that we receive from these three manufacturers. We refer to these battery cell suppliers as our limited source suppliers. To date we have no qualified alternative sources for our battery cells and we generally do not maintain long-term agreements with our limited source suppliers. While we believe that we will be able to establish alternate supply relationships for our battery cells, we may be unable to do so in the short term or at all at prices, quality or costs that are favorable to us.

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

We may experience increases in the costs or a sustained interruption in the supply or shortage of raw materials. Any such increase or supply interruption could materially negatively impact our business, prospects, financial condition and operating results. For instance, we are exposed to multiple risks relating to price fluctuations for lithium-iron phosphate cells.

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

We have historically depended on a limited number of customers for a significant portion of our revenues and this dependence is likely to continue.

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

 Our business may be adversely affected by declines in the global economy, in addition to uncertainties in the financial markets.

Although the global economy has substantially recovered from the recession of 2009, economic growth has been much slower than historical recoveries. The uncertainties in the pace of economic recovery and growth and the financial markets are well-known and could adversely affect our business.

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

There have been changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), new regulations promulgated by the SEC and rules promulgated by the national securities exchanges. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result, our efforts to comply with evolving laws, regulations and standards are likely to continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. Members of our Board of Directors and our Chief Executive Officer and Interim Chief Financial Officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified directors and executive officers, which could harm our business. If the actions we take in our efforts to comply with new or changed laws, regulations and standards differ from the actions intended by regulatory or governing bodies, we could be subject to liability under applicable laws or our reputation may be harmed.

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

As of October 7, 2014, our present directors and executive officers, and their respective affiliates beneficially owned approximately 70.6% of our outstanding common stock, including underlying options and warrants that were exercisable or which would become exercisable within 60 days.  As a result of their ownership, our directors and executive officers and their respective affiliates collectively are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  This concentration of ownership may also have the effect of delaying or preventing a change in control.

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

Our common stock currently is quoted on the OTCQB under the symbol “FLUX.” However, with limited trading history, a trading market that does not represent an “established trading market,” a limited current public float, volatility in the bid and asked prices and the fact that our common stock is very thinly traded, you could lose all or a substantial portion of your funds if you make an investment in us. In addition, potential dilutive effects of future sales of shares of common stock by us and our shareholders, and subsequent sale of common stock by the holders of warrants and options, could have an adverse effect on the price of our securities, which could hinder our ability to raise additional capital to fully implement our business, operating and development plans.

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

We may not have enough common stock authorized under our Articles of Incorporation to continue to raise capital through equity financing.

Our Articles of Incorporation authorize the issuance of up to 145,000,000 shares of common stock. As of October 7, 2014, 93,274,113 are issued and outstanding and 29,134,042 are reserved for our outstanding options, warrants and convertible notes. Without amending our Articles of Incorporation to increase the authorized number of common stock, we may not have enough available shares of common stock to continue to with our equity financing. This may have an adverse effect on the Company’s future cash flows and results of operations, and its ability to continue operating as a going concern.

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

ITEM 1B — UNRESOLVED STAFF COMMENTS

None.

ITEM 2 — PROPERTIES

Effective July 1, 2013, we relocated our principal office and manufacturing to the Epic Boats (an entity founded and controlled by Chris Anthony, our board member and former Chief Executive Officer) facility in Vista, California. We entered into a month-to-month sublease agreement for shared space with Epic Boats.

On March 1, 2014, the landlord terminated its lease with Epic Boats resulting in the termination of our previous sublease agreement with Epic Boats, and entered into a lease with Flux Power as lessee. On February 25, 2014, Flux power entered into a two-year sublease agreement to rent the property, at $12,130 per month, with an annual increase of 3%. The agreement provides for monthly payments of approximately 10% of the monthly rental payment. On March 26, 2014, Flux Power as the sub-lesser entered into a new sublease agreement with Epic Boats as the sub-lessee, whereas Epic Boats agrees to pay Flux Power 10% of facility costs on a month to month basis, for a period no longer than through the end of the two year lease agreement. We believe our facility at Vista, California provide adequate space for our current and projected needs.

The Company recorded rent expense, net of sublease income during the fiscal years ended June 30, 2014 and 2013, of approximately $77,000 and approximately $161,000, respectively.

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

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Data

Our common stock is quoted on the OTCQB under the stock symbol “FLUX.” The following table sets forth the range of the closing prices for our common stock during each quarter for the period July 1, 2012 through June 30, 2014, as set forth below.  Such prices do not represent actual transactions, and do not include retail mark-ups, mark-downs or commissions.

	High	Low
Fiscal year ended June 30, 2014
First quarter	$0.15	$0.03
Second quarter	$0.10	$0.04
Third quarter	$0.40	$0.06
Fourth quarter	$0.39	$0.19

Fiscal year ended June 30, 2013
First quarter	$2.25	$1.49
Second quarter	$1.84	$0.84
Third quarter	$1.70	$0.74
Fourth quarter	$0.86	$0.10

Shareholders

The approximate number of record holders of our common stocks as of October 7, 2014 was 1,376.

Recent Sales of Unregistered Securities

Grants to Non-Executive Board Members.

As compensation for Board services provided to the Company, on March 13, 2014 the Board granted non-qualified stock options to purchase 300,000 shares of common stock at an exercise price of $0.31 per share to each of the following directors: Messrs. Gevarges, Johnson and Anthony. The stock options vest over 2 years in quarterly installments and expire on March 13, 2024.

The securities issued to the Board have not been registered under the Securities Act and have been issued pursuant to exemption available under Section 4(a)(2) of the Securities Act.

Common Stock and Warrants

Private Placement Offering of Units – September 2014

As of October 7, 2014, we sold and aggregate of 1.58 units to 9 accredited investors (“Investors”) for total gross proceeds of $142,500, pursuant to which we issued 1,583,333 shares of common stocks and warrants to purchase up to 791,667 shares of common stock. The warrants are exercisable for three years and each warrant entitles the holder to purchase one share of common stock at $0.25 per share. The units were offered only to accredited investors and the purchase price of each unit was $90,000 with each unit consisting of 1,000,000 shares of common stock and 500,000 warrants. Security Research Associates, Inc. (“SRA”) served as our placement agent. We paid SRA $6,750 for the first $75,000 of gross proceeds and issued a warrant to purchase 75,000 shares of our common stock at an exercise price of $0.09 for its services as our private placement agent. The newly appointed director and executive chairman of the Board of Directors, Timothy Collins, is the Chief Executive Officer, President, director and shareholder of SRA. The securities offered and sold have not been registered under the Securities Act. The securities were offered and sold in reliance upon exemptions from registration pursuant to Rule 506 promulgated thereunder.

Private Placement Offering of Units – March 2014

From January to March 2014, the Company conducted a Private Placement Offering of Units (“Offering”). The Units were offered only to accredited investors and the purchase price of each Unit was $60,000, with each Unit consisting of 1,000,000 shares of common stock and 500,000 warrants. The warrants are exercisable for 5 years and each warrant entitles the holder to purchase one share of common stock at an exercise price of $0.20 per share. On March 12, 2014, the Company completed the Offering by selling an aggregate of 32.4 Units to 41 accredited investors resulting in the conversion of debt to equity in the amount of $550,000 and cash proceeds of approximately $1,394,000, and issuance of 32,400,000 shares of common stock and warrants to purchase up to 16,200,000 shares of common stock. The Offering was conducted in three tranches. On January 13, 2014, we completed our first tranche of the Offering by selling 10 Units to Esenjay for an aggregate purchase price of $600,000, of which (i) $200,000 was paid in cash, and (ii) $400,000 was a conversion of $400,000 of principal amount outstanding under the Revolving Note, as amended (see Note 5). In connection with Esenjay’s purchase of the Units, we issued 10,000,000 shares of our common stock and warrants to purchase up to 5,000,000 shares of our common stock. On February 14, 2014, we completed our second tranche of the Offering by selling 2.8 Units to five accredited investors for an aggregate purchase price of $168,000, all of which were paid in cash. In connection with the closing of the second tranche, we issued a total of 2,800,000 shares of our common stock and warrants to purchase up to 1,400,000 shares of our common stock. On March 12, 2014, we completed the final tranche, to a cumulative total of 41 accredited investors, of the Offering by closing on the sale of 19.6 Units for total purchase price of $1,176,000, pursuant to which we issued 19,600,000 shares of common stock and warrants to purchase up to 9,800,000 shares of common stock. Esenjay participated in the final tranche by purchasing a total of 2.5 Units for an aggregate purchase price of $150,000, of which the $150,000 was a conversion of principal amount outstanding under the Revolving Note, as amended (see Note 5).

Security Research Associates Inc. (“SRA”) of San Francisco served as Company’s placement agent in connection with the March Offering. The Company engaged SRA for services rendered in conjunction with this Offering and paid cash compensation in the amount of 9% of the gross proceeds raised and a warrant to purchase the number of shares of common stock equal to 9% of the aggregate gross proceeds from the Offering received by the Company from all investors placed by SRA divided by $0.06 per share. The Company paid SRA $107,460 and issued a warrant to purchase 1,791,000 shares of our common stock at an exercise price of $0.06 for its services as the Company’s private placement agent in the Offering. The newly appointed director and executive chairman of the Board of Directors, Timothy Collins, is the Chief Executive Officer, President, director and shareholder of SRA.

In connection with the Offering, the Company inadvertently in error issued duplicate stock certificates representing an aggregate of 600,000 shares of common stock of the Company. As a result, there was an additional 600,000 shares of common stock issued and outstanding on the records of the Company’s transfer agent as of June 30, 2014. The Company has already corrected this error. The number of shares of common stock issued and outstanding reflected in the financial statements and these notes exclude 600,000 shares of common stock which were inadvertently issued in error. All such common share certificates have been returned as of July 2014.

The securities offered and sold in the Offering have not been registered under the Securities Act of 1933, as amended (“Securities Act”). The Securities were offered and sold to accredited investors in reliance upon exemptions from registration pursuant to Rule 506 promulgated thereunder.

Conversion of Debt to Equity - June 2014

On June 11, 2014, the Company converted all $2,586,000 of outstanding principal and $304,000 of accrued interest related to the Revolving Note, Bridge Note and Line of Credit, into common stock and warrants, eliminating all of Flux’s long and short-term debt. Flux Power’s largest shareholder, Esenjay Investments LLC, converted all of its long-term debt and accrued interest into 12.1 million shares of Flux Power restricted common stock at a price of $0.24 per share. Esenjay was also granted 3-year warrants to purchase 1.9 million shares of common stock at $0.30 per share, as an incentive for the conversion. The exchange has been accounted for as a capital transaction in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 470-50-40, “Debt, Modifications and Extinguishments”. Accordingly, no gain or loss has been recognized.

Purchases of Equity Securities

We have never repurchased any of our equity securities.

Dividends

The Company did not declare or pay dividends on its common stock during fiscal years 2014 and 2013 and we presently do not expect to declare or pay such dividends in the foreseeable future and expect to reinvest all undistributed earnings to expand our operations, which the management believes would be of the most benefit to our shareholders. The declaration of dividends, if any, will be subject to the discretion of our Board of Directors, which may consider such factors as our results of operations, financial condition, capital needs and acquisition strategy, among others.

Equity Compensation Plan Information

Information for our equity compensation plans in effect as of the end of fiscal year 2014 is as follows:

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Equity compensation plans approved by security holders	N/A	N/A	0
Equity compensation plans not approved by security holders	6,335,695	$0.19	0
Total	6,335,695	$0.19	0

* Consists of 1,424,722 options granted under the 2010 Stock Option Plan (“Option Plan”) and assumed by the Company in a Reverse Acquisition. An additional 4,910,973 “non-qualified” options were issued for a total outstanding at June 30, 2014 of 6,335,695. No additions shares of common stock may be granted under the Option Plan.

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

Some of the statements contained in the following discussion of the Company’s financial condition and results of operations refer to future expectations or include other “forward-looking” information. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by these statements. The forward-looking information is based on various factors and was derived from numerous assumptions. See “Special Note regarding Forward Looking Statements” included in this Report on Form 10-K for a discussion of factors to be considered when evaluating forward-looking information detailed below. These factors could cause our actual results to differ materially from the forward looking statements.

Overview

We design, develop and sell rechargeable advanced energy storage systems. We have developed an innovative high power battery cell management system (“BMS”) and have structured our business around this core technology. Our proprietary BMS provides three critical functions to our battery systems:

•	Cell Balancing: This is performed by continuously adjusting the capacity of each cell in a storage system according to temperature, voltage, and internal impedance metrics. This management assures longevity of the overall system.

•	Monitoring: This is performed through temperature probes, a physical connection to individual cells for voltage and calculations from basic metrics to determine remaining capacity and internal impedance. This monitoring assures accurate measurements to best manage the system and assure longevity.

•	Error reporting: This is performed by analyzing data from monitoring each individual cell and making decisions on whether the individual cell or the system is operating out of normal specifications. This error reporting is crucial to system management as it ensures ancillary devices are not damaging your storage system and will give the operator an opportunity to take corrective action to maintain long overall system life.

Using our proprietary battery management technology, we are able to offer completely integrated energy storage solutions or custom modular standalone systems to our clients. In addition, we have also developed a suite of complementary technologies and products that accompany and enhance the abilities of our BMS to meet the needs of the growing advanced energy storage market.

We sold our first validated product in the second quarter of 2010 and have since delivered over 14 mega watt-hours of advanced energy storage to predominately to clients in the electrical vehicle industry. However, since the end of FY 2013, we have shifted our focused and efforts primarily to lift equipment market targeting dealers and distributors, and secondarily, with the non-OEM micro-grid market. We anticipate that these markets will be the strongest for aggressive revenue growth over the coming year.

Two years ago, our work with NACCO under a Prototype Agreement confirmed that our advanced energy storage systems can address a broad range of lift equipment. However, a proprietary arrangement with an OEM partner proved to be elusive and time consuming. In addition, working exclusively with one manufacturer would significantly limit our market opportunity. As such, we have shifted our focus from proprietary OEM partner to a national distribution network across all OEM markets, which pose fewer barriers to entry. Currently, we are working with various OEMs, their dealers and battery distributors to bring our advanced energy storage systems to the lift equipment market.

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

Proposed Acquisition

In June 2013, we entered into a non-binding letter of intent (“LOI”) to acquire KleenSpeed Technologies (“KleenSpeed”), a company controlled by Tim Collins, our executive chairman. KleenSpeed develops technology for distributed energy markets, including grid storage. The LOI proposes that upon the successful closing of the acquisition, KleenSpeed will become a wholly-owned subsidiary of Flux Power. While the specific terms of the acquisition will be announced upon the execution of a definitive agreement, the acquisition is expected to be completed within the next twelve months. The LOI contemplates that 11 million shares of our common stock would be issued to KleenSpeed shareholders upon closing as consideration for the purchase of KleenSpeed. As of October 7, 2014, we are still pursuing acquisition of KleenSpeed but have yet to sign a definitive agreement.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and the related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates based on its historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies and estimates affect the preparation of our financial statements:

Inventory Valuation

Inventories consist primarily of batteries, battery management systems and the related subcomponents, and are stated at the lower of cost (first-in, first-out) or market. Prepaid inventory represents deposits made by us for inventory purchases. We evaluate inventories to determine if write-downs are necessary due to obsolescence or if the inventory levels are in excess of anticipated demand at market value based on consideration of historical sales and product development plans. We recorded an adjustment related to obsolete inventory in the amount of approximately $29,000 and $77,000 during the fiscal year ended June 30, 2014 and 2013, respectively.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, price is fixed or determinable, and collectability of the selling price is reasonably assured. Delivery occurs when risk of loss is passed to the customer, as specified by the terms of the applicable customer agreements. When a right of return or consignment exists, contractually or implied, we recognize revenue on the sell-through method. Under this method, revenue is not recognized upon delivery of the inventory components. Instead, we record deferred revenue upon delivery and recognize revenue when the inventory components are sold through to the end user.

There was no deferred revenue recognized during the twelve months ended June 30, 2014 or accrued at June 30, 2014 or 2013. During the twelve months ended June 30, 2013, we recognized approximately $480,000 of previously deferred revenue (as the right of return was waived) and the related product cost of approximately $429,000.

Classification of Equity Instruments

We follow FASB ASC Topic No. 815, Derivatives and Hedging to classify and value warrant liabilities. Warrants classified as derivative liabilities are recorded at their fair values at the issuance date and are revalued at each subsequent reporting date, using a Monte Carlo simulation (“MCS”). A MCS model uses a simulation technique to generate multiple random price paths for the stock price to simulate many possible future outcomes, which are then discounted at the risk-free rate. These simulated paths are then averaged to determine the fair value of the warrants (see Note 8, to the financial statements).

We have certain outstanding warrants, issued in 2013, that offer the holders of such warrants protection against dilution whereby the exercise price of the warrants can be adjusted if the Company completes a subsequent round of financing at less than $1 per share. This provision requires the warrants issued in 2013 be accounted for as derivative liabilities (See Note 7, to the financial statements).

Share-based Compensation

We account for share-based compensation in accordance with the provisions of ASC Topic No. 718, “Compensation—Stock Compensation” (“ASC 718”) and ASC 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”) requiring the measurement and recognition of compensation expense for all share-based payment awards based on estimated grant or measurement date fair values. ASC Topic No. 718 and ASC Topic No.505-50 require the use of subjective assumptions, including expected stock price volatility, forfeitures and the estimated term of each award. If actual results differ significantly from our estimates, stock-based compensation expense and our results of operations could be materially impacted.

Segment and Related Information

We operate as a single reportable segment.

Comparison of Results of Operations

For the years ended June 30, 2014 and June 30, 2013

Net Income (Loss)

During 2014, we reported net loss of approximately $4,299,000, as compared to a net income of approximately $351,000 in fiscal 2013. Excluding the impact of the change in fair value of warrant derivative liability of $5,731,000, we would have reported a net loss of $5,380,000 in fiscal 2013.

Revenues

We currently sell products primarily through a distribution network of equipment dealers and battery distributors in North America. This distribution network mostly sells to large company, national accounts. We do sell certain battery packs directly to other accounts including industrial equipment manufacturers and third party integrators serving the military.

Revenues for the fiscal year ended June 30, 2014, decreased by approximately $414,000, or 54%, compared to the year ended June 30, 2013. This large decrease in sales was primarily attributable to the deferred revenue recognized in FY 2013 of $480,000.

We have narrowed our focus to product segments including “lift equipment” and “micro-grid energy storage”. We feel that we are well positioned to address these markets, which include applications such as industrial electric vehicles like electric forklifts, floor scrubbers, back-up power, grid-tie power, solar storage, electric service vehicles, pallet drivers, and mobile cooling units. However, we cannot guarantee that we will be successful in transitioning companies in these segments from legacy lead-acid technologies to our advanced energy storage solutions.

Cost of Revenues

Cost of revenues for the fiscal year ended June 30, 2014, decreased approximately $433,000 or 57% compared to the fiscal year ended June 30, 2013. This large decrease in cost of revenues was attributable to decrease in related sales costs as discussed above.

Gross Profit

Gross profit for the fiscal year ended June 30, 2014, increased by approximately $19,000 or 119%, compared to the fiscal year ended June 30, 2013. Gross profit as a percentage of revenue for the fiscal year ended June 30, 2014, increased to 10% compared to 2% in the fiscal year ended June 30, 2013. The increase in gross profit primarily relates to a reduction in the write-off of obsolete inventory of $48,000 from $77,000 for fiscal 2013 to $29,000 for fiscal 2014, which was partially offset by an overall reduction in gross profit as a result of decreased sales, due to the one-time recognition of deferred revenue as noted above.

Selling and Administrative Expenses

Selling and administrative expenses for the fiscal years ended June 30, 2014 and 2013 were approximately $1,659,000 and $2,659,000, respectively. Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, public company costs, consulting costs, professional fees and other expenses. The decrease of approximately $1,000,000 or 38% was primarily due to a May 2013 reduction in staffing and overhead.

Amortization of Prepaid Advisory Fees

Amortization of prepaid advisory fees for the fiscal years ended June 30, 2014 and 2013 were approximately $1,561,000 and $1,629,000, respectively. The prepaid advisory fees are related to the fair value of the warrants issued under an advisory agreement with Baytree Capital dated June 14, 2012, and to value of the shares of our common stock issued pursuant to the same agreement where Baytree Capital agreed to provide us with business and advisory services. Additionally, we have issued common stock to other consultants for payment of advisory services that are amortized and included in the amount of amortized prepaid advisory fees for the twelve months ended June 30, 2014.

Research and Development Expense

Research and development expenses for the fiscal years ended June 30, 2014 and 2013 were approximately $536,000 and $992,000, respectively. Such expenses consist primarily of materials, supplies, salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses. The decrease of approximately $456,000 or 46% was primarily due to decreases increase in personnel costs and benefits, and an overall material and supplies consumption due to cost cutting measures and a shift from product development to launch and production of our lift equipment products, beginning January 1, 2014, as described further in “Current Business Strategy” under Item 1.

Change in Fair Value of Warrant Derivative Liability

We follow FASB ASC Topic No. 820, Fair Value Measurements and Disclosures (“ASC 820”) in connection with financial assets and liabilities measured at fair value on a recurring basis subsequent to initial recognition. Changes in the warrant derivative liability fair value during the years ended June 30, 2014 and 2013 resulted in expense of approximately $330,000 and a gain of $5,731,000, respectively (see Note 10, to the financial statements). During the year ended June 30, 2014, as a result of anti-dilution provisions in the outstanding warrants, the Company re-priced its outstanding warrants issued under the 2012 Private Placement closings to a lower exercise price, resulting in a revaluation of the warrants as compared to prior periods (see Note 7, to the financial statements). The impact of the re-pricing was a reduction in the outstanding warrant liability of $98,000, which was recorded in equity, as this was deemed to be an expense relating to an equity financing. The warrant liability and revaluations have not had a cash impact on the Company’s working capital, liquidity or business operations. The increase in fair value of warrant derivative liabilities resulting from new warrants and the change in the estimated fair value of derivative liabilities that we recorded during the twelve months ended June 30, 2014 and 2013, related to warrants issued in connection with our private placement transactions and Baytree Advisory Agreement (see Note 7, to the financial statements).

Liquidity and Capital Resources

Overview

As of June 30, 2014, we had a cash balance of approximately $116,000, negative working capital of approximately $887,000 and an accumulated deficit of approximately $8,276,000. We do not have sufficient liquidity and capital resources to fund planned operations through our fiscal year ending June 30, 2015. See “Future Liquidity Needs” below.

Cash Flows

Operating Activities

Our operating activities resulted in net cash used in operations of approximately $2,151,000, for the fiscal year ended June 30, 2014 compared to net cash used in operations of approximately $3,371,000 for the fiscal year ended June 30, 2013.

The net cash used in operating activities for the fiscal year ended June 30, 2014 reflects our use of proceeds to build the business including launching lift equipment products and increasing expenditures such as additional marketing and research and development. The net loss of approximately $4,299,000 was offset by non-cash items including; depreciation of approximately $55,000, amortization of prepaid advisory fees of approximately $1,561,000 stock-based compensation of approximately $239,000, an increase in accrued expenses of $8,000, changes in the fair value of warrants issued of approximately $330,000, a decrease of $47,000 in other assets, stock issued for services of $152,000 and a decrease in inventories of $104,000 (net of $29,000 valuation adjustment to inventory). These reductions of the net loss were supplemented by increases of $29,000 for the write-off of obsolete inventory, changes in deposits of $7,000, a decrease in accounts payable of approximately $50,000, a decrease of $127,000 in accounts receivable and a decrease of $135,000 in accrued interest.

The  net cash used in operating activities for the fiscal year ended June 30, 2013 reflects our use of proceeds to build the business including increasing expenditures such as additional marketing and research and development. We generated $3,371,000 of cash outflows primarily due to the payment of operating expenses of $2,483,000 and R&D expenses of $982,000. Non-cash activity was total net reduction to expense of $3,877,000, which did not affect our cash flows from operating activities.

Investing Activities

Net cash used in investing activities for the fiscal years ended June 30, 2014 and 2013 consist primarily of purchases of equipment of approximately $4,000 and $41,000, respectively and $3,000 proceeds from the sale of one fixed asset for fiscal 2014.

Financing Activities

Net cash provided by financing activities for the fiscal years ended June 30, 2014 and 2013 was approximately $2,248,000 and $2,620,000, respectively. The increase in financing activities is the result of additional requirements for capital.

Future Liquidity Needs

We have evaluated our expected cash requirements over the next twelve months, which include, but are not limited to, investments in additional sales and marketing and product development resources, capital expenditures, and working capital requirements and have determined that our existing cash resources are not sufficient to meet our anticipated needs during the next twelve months, and that additional financing is required to support current operations. Based on our current and planned levels of expenditure, we estimate that total financing proceeds of approximately $2 million will be required to fund current and planned operations through June 30, 2015. In addition, we anticipate that further additional financing may be required to fund our business plan subsequent to that date, until such time as revenues and related cash flows become sufficient to support our operating costs.

 We intend to continue to seek capital through the private placement of securities. We launched a round of private placement in August 2014 with the intent of raising $990,000, of which $142,500 has been raised as of October 7, 2014. The timing of our need for additional capital will depend in part on our future operating performance in terms of revenue growth and the level of operating expenses and capital expenditures incurred. Early in 2015, we plan to raise another $1 million to achieve our target of $2 million mentioned above. We are exploring alternative financing options and investment structures that may provide us with additional cash funding.

Although management believes that the additional required funding will be obtained, there is no guarantee we will be able to obtain the additional required funds in the future or that funds will be available on terms acceptable to us. If such funds are not available, management will be required to curtail its investments in additional sales and marketing and product development resources, and capital expenditures, which may have a material adverse effect on our future cash flows and results of operations, and its ability to continue operating as a going concern.

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

Additionally, the stabilizing economy during 2014 provides less uncertainty of market demand for industrial equipment, but is no guarantee of demand for Flux products.

Going Concern

For the year ended and through June 30, 2014, we incurred net losses from operations and have incurred an accumulated deficit of approximately $4,299,000 and $8,276,000, respectively. In addition, as of June 30, 2014 we had limited available cash balances and negative working capital, and were in need of additional capital to fund operations. In their report on the annual consolidated financial statements for the fiscal year ended June 30, 2014, our independent auditors included an explanatory paragraph in which they expressed substantial doubt regarding the Company’s ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to raise additional capital on a timely basis until such time as revenues and related cash flows are sufficient to fund our operations. Management’s plans are to continue to seek funding, as necessary, through private placements of equity securities.

The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. (See Note 2, to the financial statements)

Off-Balance Sheet Arrangements

As of June 30, 2014, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

In June 2014, The FASB issued Accounting Standards Update (ASU) No. 2014-12 regarding ASC topic No. 718, Compensation – Stock Compensation. The standard requires a performance target that affects vesting and that could be achieved after the requisite service period to be treated as a performance condition. To account for such awards, a reporting entity should apply existing guidance in FASB Accounting Standards Codification Topic 718, Compensation – Stock Compensation, as it relates to awards with performance conditions that affect vesting. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09 regarding ASC Topic No. 606, Revenue from Contracts with Customers. The standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for us in the first quarter of fiscal 2018 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within the guidance; or (ii) retrospective with the cumulative effect of initially applying the guidance recognized at the date of initial application and proving certain additional disclosures as defined per the guidance. Early adoption is not permitted. We are currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial impact of adoption.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740) – Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The standard requires us to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (NOL) carryforward or other tax credit carryforward when settlement in this manner is available under applicable tax law. The guidance is effective for us in the first quarter of fiscal 2015 and will be applied prospectively. Early adoption is permitted. We do not believe the adoption of his guidance will have a material impact on our consolidated financial statements.

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

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based on the management's assessment and review of our financial statements and results for the fiscal year ended June 30, 2014, we have concluded that our disclosure controls and procedures were effective for purposes stated above.

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

Our management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. As of June 30, 2014, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of June 30, 2014 based on the COSO criteria.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding the effectiveness of the Company’s internal control over financial reporting, as such report is not required due to the Company’s status as a smaller reporting company.

Change in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the fiscal year ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name	Age	Position
Timothy Collins	74	Executive Chairman
Ronald F. Dutt	67	Director, Chief Executive Officer, Interim Chief Financial Officer, and Interim Corporate Secretary
Christopher L. Anthony	38	Director and former Chief Executive Officer and President
Michael Johnson	66	Director
James Gevarges	49	Director

There are no arrangements or understandings between our directors and executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

Business Experience

Timothy Collins, Executive Chairman. Mr. Collins is co-founder, Chairman and President of KleenSpeed Technologies, Inc. KleenSpeed, which develops lithium-ion energy storage systems for industrial, solar and smart home applications, and is also known for its record-setting electric racecar. Mr. Collins is also CEO of Security Research Associates (SRA), a San Francisco-based investment banking firm specializing in emerging growth companies in technology, cleantech and life sciences. SRA was placement manager for Flux’s recently completed $1.94 million private financing. Mr. Collins became a principal with a small NASD firm, F.I. Dupont, in Denver at the age of 23 and, a year later, bought the balance of the firm and changed the name to Collins Securities Corporation (CSC). CSC quickly gained a foothold in the institutional equity community by recognizing the private demand for Uranium created by the construction of numerous nuclear power plants. CSC expanded by opening offices in New York and Los Angeles. The firm broadened its research to the technology sectors. CSC completed several public offerings and banking assignments, which included the IPO of Sensormatic Electronics and the sale of Shakey’s Pizza Parlors. In 1975 Mr. Collins exited the securities business and formed United Mining Corporation (UMC), which focused on gold and silver exploration and development. UMC’s corporate headquarters moved to Reno, NV and developed projects in Nevada, Washington state and Bolivia. UMC became traded on the Vancouver Exchange and subsequently NASDAQ. The price of metals and economics led the company to sell off the projects, which was completed in 1990. Mr. Collins joined L.H. Alton in San Francisco in 1993 and joined Van Kasper & Co. in January 1994 as Head of Institutional Sales. He served as VP at Van Kasper, which was purchased by First Security Bank and subsequently at Wells Fargo bank in August of 2005 he joined SRA in 2005 as Managing Director. Mr. Collins became President and CEO of SRA in February of 2012. Mr. Collins received his BSBA from the University of Denver.

Ronald F. Dutt. Director, Chief Executive Officer, Interim Chief Financial Officer, Director and Interim Corporate Secretary. Mr. Dutt has been our Chief Executive Officer, Interim Chief Financial Officer and Director since March 19, 2014. Previously he was our Chief Financial Officer since December 7, 2012 and our interim Chief Executive Officer since June 28, 2013. Mr. Dutt has served the Company’s interim Corporate Secretary since June 28, 2013. Mr. Dutt will serve as the interim of Chief Financial Officer and Corporate Secretary until the Company and Board replaces the position(s) with qualified individuals. Prior to Flux Power, Mr. Dutt provided Chief Financial Officer and Chief Operating Officer consulting services during 2008 through 2012. In this capacity Mr. Dutt provided financial consulting, including strategic business modeling and managed operations. Prior to 2008, Mr. Dutt served in several capacities as Executive Vice President, Chief Financial Officer and Treasurer for various public and private companies including SOLA International, Directed Electronics, Fritz Companies DHL Americas, Aptera Motors, Inc., and Visa International. Currently, Mr. Dutt serves as a board member of Rising International, a not-for-profit organization in Santa Cruz, California since 2011, and as a board advisor for Tyga-Box Systems, a New York City based company since 2011. Rising International and Tyga-Box are not affiliates of the Company. Mr. Dutt holds an MBA in Finance from University of Washington and an undergraduate degree in Chemistry from the University of North Carolina. Additionally, Mr. Dutt served in the United States Navy and received an honorable discharge as a Lieutenant.

Christopher L. Anthony, Director. Mr. Anthony has been a board member since June 14, 2012 and was the Company’s Chief Executive Officer from June 14, 2012 to June 28, 2013. Prior to the Company’s Reverse Acquisition of Flux Power Holdings, Inc., in June 2012 Mr. Anthony served as Chairman and Chief Executive Officer of Flux Power since it was incorporated in 2009. Mr. Anthony is the founder and a majority owner of Epic Boats, LLC (“Epic Boats”) a Delaware Corporation and has served as an R&D advisor since it was founded in 2002 and also served as Chief Executive Officer though October 2010. On June 28, 2013 Mr. Anthony resigned as Flux Power’s Chief Executive Officer to return full time to his position as Chief Executive Officer of Epic Boats to manage the day to day operations. Epic Boats is primarily engaged in the business of providing recreational and competitive watercrafts, including an electric wake boarding boat. From 2005 to 2009 Mr. Anthony served as the Chief Operating Officer of Aptera Motors, Inc., a Delaware company engaged in the business of manufacturing a three-wheel electric car (“Aptera Motors”) and was a Director of that company from 2005 to 2010. Aptera Motors and Epic Boats are not affiliates of the Company. Mr. Anthony is an expert in energy storage, electric propulsion systems, and advanced composite manufacturing processes. He has significant experience building advanced products in the marine and commuter vehicle industries. Mr. Anthony has a Bachelor’s of Science degree in finance from the Cameron School of Business.

Michael Johnson, Director. Mr. Johnson has been our director since July 12, 2012. Mr. Johnson has been a director of Flux Power since it was incorporated. Since 2002, Mr. Johnson has been a director and the Chief Executive Officer of Esenjay Petroleum Corporation (“Esenjay Petroleum”), a Delaware company located in Corpus Christi, Texas which is engaged in the business oil exploration and production. Mr. Johnson’s primary responsibility at Esenjay Petroleum is to manage the business and company as Chief Executive Officer. Mr. Johnson is director and shareholder of Esenjay Investments LLC, a Delaware company engaged in business of investing in companies, and an affiliate of the Company beneficially owning approximately 52.2% of the issued and outstanding shares of the Company. As a result of Mr. Johnson’s leadership and business experience he is an industry expert in the natural gas exploration industry and brings a wealth of management and successful company building experience to the board. Mr. Johnson received a BS degree in mechanical engineering from the University of Southwestern Louisiana in 1971.

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

In fulfilling its oversight responsibilities, the Board has reviewed and discussed the audited financial statements with management and discussed with the independent auditors the matters required to be discussed by PCAOB Standard 16, formerly SAS 61. Management is responsible for the financial statements and the reporting process, including the system of internal controls. The independent auditors are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles.

The Board of Directors discussed with the independent auditors, the auditors’ independence from the management of the Company and received written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1.

After Board of Director’s review and discussions, as mentioned above, the Board of Directors recommended that the audited financial statements be included in the Company’s Annual Report on Form 10-K.

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

Compliance with Section 16 of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission (hereinafter referred to as the “Commission”) initial statements of beneficial ownership, reports of changes in ownership and Annual Reports concerning their ownership, of Common Stock and other of our equity securities on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% stockholders are required by Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on information available to us in public filings, we believe that all reports required by Section 16(a) for transactions in the fiscal year ended June 30, 2014, were timely filed except for the late Form 4 filing by Michael Johnson and the late filing of Forms 3 and 4 by Timothy Collins.

ITEM 11 — EXECUTIVE COMPENSATION

Compensation for our Named Executive Officers

The following table sets forth information concerning all forms of compensation earned by our named executive officers during the fiscal years ended June 30, 2013 and 2014 for services provided to us and our subsidiaries. None of our current executive officers earned compensation that exceeded $100,000 during the fiscal year ended June 30, 2013.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	All Other Compensation ($)	Total ($)

Ronald F. Dutt (5),	2014	$146,681	$—	$—	$108,937	$—	$—	$255,618
Chief Executive Officer, Interim Chief Financial Officer, Director and Interim Corporate Secretary	2013	$69,881	$—	$—	$—	$—	$—	$69,881

Christopher L. Anthony (6),	2014	$—	$—	$—	$—	$—	$—	$—
Director and former Chief Executive Officer	2013	$174,427	$—	$—	$—	$—	$—	$174,427

Stephen G. Jackson (7),	2014	$—	$—	$—	$—	$—	$—	$—
Former Chief Financial Officer and Chief Operating Officer	2013	$85,985	$—	$—	$—	$—	$—	$85,985

(1)	Amounts listed under the “Bonus” column for fiscal 2014 and 2013 reflect the discretionary bonuses paid (if any) to each of the Named Executive Officers.
(2)	The “Stock Awards” column is the grant date fair value of stock awards issued during each respective year, adjusted where applicable for our assessment of the probability that performance conditions will be achieved. The grant date fair value was determined in accordance with the provisions of FASB ASC Topic No. 718. There were no stock awards issued in fiscal ended June 30, 2014 or 2013.
(3)	The “Option Awards” column is the grant date fair value of stock options granted during each respective year, adjusted where applicable for our assessment of the probability that performance conditions will be achieved. The grant date fair value was determined in accordance with the provisions of FASB ASC Topic No. 718 using the Black-Scholes valuation model with assumptions described in more detail in the notes to our audited financial statements included in this report. None of the stock options with performance conditions that were granted in fiscal ended June 30, 2014 or 2013 were considered probable of achieving their vesting conditions at the date of grant. Therefore the grant date fair value of such performance awards for purposes of the Summary Compensation Table was zero.
(4)	There were no bonuses paid in fiscal 2014 or 2013 related to Incentive Plan performance.
(5)	Mr. Dutt’s Employment Agreement effective December 11, 2012 provided for option grants of 200,000 and on July 30, 2013, Mr. Dutt was granted 1,750,000 shares of non-qualified stock options subject to certain vesting restrictions, respectively.
(6)	Mr. Anthony resigned on June 28, 2013 as the Chief Executive Officer. Mr. Anthony was granted on October 1, 2011 options to purchase 100,000 shares or 295,470 as adjusted (see Note 1, to the financial statements) of our common stock at $0.04 per share. The options vest quarterly over a 2-year period and expire on October 1, 2021. The fair value of the option award as of June 30, 2012 was approximately $9,000. Mr. Anthony’s options were granted for his participation as a Board of Director. Subsequently, on July 27, 2013, the Company’s board of director’s approved on a request by Mr. Anthony to forfeit all of his stock options, including 258,537 shares that were exercisable at June 30, 2013.
(7)	Mr. Jackson was granted on January 25, 2012 options to purchase 300,000 shares or 886,411 as adjusted (see Note 1, to the financial statements) of our common stock at $0.34 per share. The fair value of the option award as of June 30, 2012 was approximately $223,000 and unvested. As a result of the termination of Mr. Jackson on December 7, 2012, his options have been forfeited.

Benefit Plans

We do not have any profit sharing plan or similar plans for the benefit of our officers, directors or employees. However, we may establish such plan in the future.

Equity Compensation Plan Information

In connection with the Reverse Acquisition, we assumed the Option Plan. As of June 30, 2014, the number of shares of common stock outstanding under the 2010 Option Plan was 1,424,722. An additional 4,910,973 “non-qualified” options were issued for a total outstanding at June 30, 2014 of 6,335,695. No additional shares of common stock may be granted under the Option Plan. Alternatively, non-qualified option grants can be approved by the Company’s Board of Directors.

The following table sets forth certain information concerning unexercised options, stock that has not vested, and equity compensation plan awards outstanding as of June 30, 2014 for the named executive officers below:

	Option Awards(1)						Stock Awards
Name	Award Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Ronald Dutt	7/30/2013	1,078,559	671,441	—	0.10	7/30/2023	—	$—	—	$—

(1)	The fair value of each option grant is estimated at the date of grant using the Black-Scholes option pricing model. Expected volatility is calculated based on the historical volatility of the Company’s stock. The risk free interest rate is based on the U.S. Treasury yield for a term equal to the expected life of the options at the time of grant.

Compensation of Non-Executive Directors

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

Employment Agreements with Executive Officers

We entered into an Employment Agreement with our current Chief Executive Officer, Ronald F. Dutt effective December 11, 2012. Mr. Dutt is an “at-will” employee of Flux Power Holdings, Inc. The Employment Agreement provides an annual salary of $170,000 and option grants of 200,000 shares of non-qualified stock options, subject to the following vesting schedule: 25% shares vest after 12 months, and remaining shares vest monthly over 36 months. Effective May 27, 2013 Mr. Dutt agreed to a temporary reduced salary of $2,776 per month or $33,312 per year. On June 28, 2013 Flux’s Chief Executive Officer and President, Christopher Anthony tendered his resignation and the Board of Directors appointed Mr. Dutt as interim Chief Executive Officer and Corporate Secretary, to assume the duties as such and to continue to hold the position of Chief Financial Officer until further notice from the Board of Directors. Mr. Dutt is not paid additional compensation for his interim role. However, related to this added responsibility, effective July 26, 2013, the Board has authorized an increase in his salary from $2,776 to $11,333 per month, reflecting 80% restoration of the salary identified in his employment agreement dated December 7, 2012. Additionally, Mr. Dutt was granted 1,750,000 non-qualified stock options at an exercise price equal to $0.10, the fair market value of the Company’s common stock on July 30, 2013, with a vesting schedule of 50% immediately and 50% quarterly over the next four years, pursuant to the terms of the Company's form of Non-Qualified Option Agreement. All other terms of Mr. Dutt's employment agreement, dated December 11, 2012 remains unchanged.

There were no performance based bonuses paid for fiscal year ended June 30, 2014.

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

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934, as amended, as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose of or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, subject to community property laws where applicable. As of October 7, 2014 we had a total of 93,274,113 shares of common stock issued outstanding.

The following table sets forth, as of October 7, 2014: (a) the names and addresses of each beneficial owner of more than five percent of our common stock known to us, the number of shares of common stock beneficially owned by each such person, and the percent of our common stock so owned; and (b) the names and addresses of each director and executive officer, the number of shares our common stock beneficially owned, and the percentage of our common stock so owned, by each such person, and by all of our directors and executive officers as a group. Unless otherwise indicated, the business address of each of our directors and executive officers is c/o Flux Power Holdings, Inc., 985 Poinsettia Avenue, Suite A, Vista, California 92081. Each person has sole voting and investment power with respect to the shares of our common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percentage of Ownership

Directors and Named Executive Officers
Timothy Collins, Executive Chairman	1,382,818	(2)	1.5%
Christopher L. Anthony, Director and Former Chief Executive Officer	11,931,316	(3)	12.8%
Ronald F. Dutt, Director, Chief Executive Officer and Interim Chief Financial Officer	1,203,125	(4)	1.3%
Michael Johnson (Esenjay Investments, LLC)	53,144,260	(5)	52.2%
James Gevarges, Director	6,317,378	(6)	6.7%
Current Executive Officers & Directors as a Group (5 people)	73,978,897	(7)	70.6%

(1)	As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934, as amended, as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose of or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, subject to community property laws where applicable. Accordingly, shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be beneficially owned and outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

(2)	Includes 375,000 of stock options, all of which are vested, and 299,568 warrants issued to Mr. Collins and 608,250 warrants issued to SRA. Mr. Collins is the chief executive officer, president and director of SRA.
(3)	Includes 112,500 of stock options, all of which are vested.
(4)	1,203,125 stock options, all of which are vested.

(5)	Includes shares held by Esenjay Investments, LLC, a Texas limited liability company of which Mr. Johnson is the sole director and beneficial owner. Includes 407,970 stock options, all of which are vested and 8,150,000 of warrants. The options have been adjusted given effect to the Share Exchange Ratio, see Note 1, to the financial statements.
(6)	Includes 407,970 stock options, all of which are vested. The options have been adjusted given effect to the Share Exchange Ratio, see Note 1, to the financial statements.
(7)	Includes 11,564,383 stock options, all of which are vested. The options have been adjusted given effect to the Share Exchange Ratio, see Note 1, to the financial statements.

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

On June 26, 2013, we entered into an agreement with Security Research Associates, Inc. (“SRA”), a company which Mr. Collins, our executive chairman is also the Chief Executive Office, President, Director and shareholder of SRA, pursuant to which SRA agreed to provide business and advisory services. SRA served as our placement agent in connection with the Company’s 2014 Private Placement Offering (“Offering”) and was paid cash compensation in the amount of 9% of the gross proceeds raised and a warrant to purchase the number of shares of our common stock equal to 9% of the aggregate gross proceeds from the Offering received by the Company from all investors (excluding Esenjay) placed by SRA divided by $0.06 per share. SRA was paid $107,460 in cash and reimbursement for related expenses of approximately $10,000 and issued a warrant to purchase 1,791,000 shares of our common stock at an exercise price of $0.06 for its services as our private placement agent in the Offering. In connection with this agreement, the estimated fair value of the warrants issued in the approximate amount of $107,460 (1,791,000 warrants at $0.06) and related expenses of approximately $10,000 was recorded as an offset to equity related to expense associated with the Offering. The Company’s contract with SRA has been amended to reflect renewal to support the March 2014 placement and the recent August 2014 placement.

Loans from Stockholder and Conversion into Common Stock

In October 2011, we entered into a revolving promissory note agreement (“Revolving Note”) for $1,000,000 with Esenjay Investments, LLC (“Esenjay”), which is one of our major stockholders who beneficially own approximately 52.2.5% of our common stock. Mr. Michael Johnson is a current member of our board of directors and is the director and sole shareholder of Esenjay. The Revolving Note had an interest rate of 8% per annum, and an original maturity date of September 30, 2013, as amended, and is secured by substantially all of the assets of the Company. As of September 30, 2013, the balance outstanding payable on the note was $1,000,000. On October 16, 2013, we entered into the Second Amendment to the Revolving Note pursuant to which the Revolving Note was amended to: (i) extend the maturity date from September 30, 2013, to December 31, 2015; (ii) change the interest rate on the outstanding principal amount as of October 16, 2013, and forward to 6% per annum, and (iii) grant the holder of the Revolving Note the option to convert any or all of the amount outstanding under the Revolving Note, as amended, into shares of our common stock at a conversion price of $0.30 per share until December 31, 2015.

On March 7, 2012, we entered into an additional note payable agreement with Esenjay for $250,000 (“Bridge Note”). The Bridge Note had an original maturity date of March 7, 2014, and bore interest at the rate of 8% per annum. As of September 30, 2013, the balance outstanding payable on the Bridge Note was $250,000 and there were no further funds available under the Bridge Note. On October 16, 2013, we entered into the First Amendment to the Bridge Loan Promissory Note (the “Amendment”) pursuant to which the Bridge Note was amended to: (i) extend the maturity date from March 7, 2014, to December 31, 2015; (ii) change the interest rate on the outstanding principal amount as of October 16, 2013, and forward to 6% per annum; and (iii) grant the holder of the Bridge Note the option to convert any or all of the amount outstanding under the Bridge Note, as amended, into shares of our common stock at a conversion price of $0.30 per share until December 31, 2015. As of June 30, 2014, the remaining outstanding principal balance on the Bridge Note was $0.

On September 24, 2012, we entered into a Line of Credit agreement with Esenjay for $1,500,000 (“Line of Credit”). Borrowings under the Line of Credit are secured by our assets and bore interest at the rate of 8% per annum, with all unpaid principal and accrued interest due and payable on September 24, 2014. On October 16, 2013, we entered into the First Amendment to the Line of Credit (the “Amendment”) pursuant to which the Line of Credit was amended to: (i) extend the maturity date from September 24, 2014, to December 31, 2015; (ii) change the interest rate on the outstanding principal amount as of October 16, 2013, and forward to 6% per annum; (iii) increase the line of credit to $2,000,000; and (iv) grant holder the option to convert up to $400,000 of the outstanding amount under the Line of Credit into shares of our common stock at a conversion price of $0.06 per share until December 31, 2013, and the option to convert any or all of the remaining amount outstanding under the Line of Credit into shares of our common stock at a conversion price of $0.30 per share until December 31, 2015.

On January 13, 2014, we accepted a subscription agreement from Esenjay pursuant to which we sold Esenjay 10 Units for an aggregate purchase price of $600,000, or $60,000 per Unit, of which (i) $200,000 was paid in cash, and (ii) $400,000 was a conversion of $400,000 of principal amount outstanding under the Revolving Note, as amended. Each Unit consisted of 1,000,000 shares of our common stock and 500,000 warrants.  In connection with Esenjay’s purchase of the Units, we issued 10,000,000 shares of our common stock and warrants to purchase up to 5,000,000 shares of our common stock, at an exercise price of $0.20 per share until January 13, 2019.

On March 12, 2014, we accepted a subscription agreement from Esenjay pursuant to which we sold Esenjay 2.5 Units for an aggregate purchase price of $150,000, or $60,000 per Unit, which was a conversion of $150,000 of principal amount outstanding under the Revolving, as amended.  Each Unit consisted of 1,000,000 shares of our common stock and 500,000 warrants.  In connection with Esenjay’s purchase of the Units, we issued 2,500,000 shares of our common stock and warrants to purchase up to 1,250,000 shares of our common stock, at an exercise price of $0.20 per share until March 12, 2019. On June 11, 2014, the Company converted all $2,586,000 of principal and $304,000 of accrued interest related to the Revolving Note, Bridge Note and Line of Credit, into common stock and warrants, eliminating all of Flux’s long-term debt. Flux Power’s largest shareholder, Esenjay Investments LLC, converted all of its long-term debt and accrued interest into 12.1 million shares of Flux Power restricted common stock at a price of $0.24 per share. Esenjay was also granted 3-year warrants to purchase 1.9 million shares of common stock at $0.30 per share, as an incentive for the conversion.

All of the above mentioned debt conversions have been accounted for as a capital transaction in accordance with FASB ASC Topic No. 470-50-40, “Debt, Modifications and Extinguishments”. Accordingly, no gain or loss has been recognized.

During fiscal 2014, a total of $3,136,000 of debt principal was converted to equity, which resulted in an ending balance of $0 for the Revolving Note, Bridge Note and Line of Credit at June 30, 2014. The amount available under all of these facilities was $3,250,000 as of June 30, 2104, subject to approval of fund withdrawal by Esenjay. Esenjay has no obligation to disburse such funds and has the right not to advance funds under these loans. Subsequent to June 30, 2014 and as of October 7, 2014, we have borrowed $25,000 against these loans (see Note 13, to the financial statements).

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

Pursuant to our standard purchase order terms and conditions, during the twelve months ended June 30, 2014 and 2013, the Company purchased approximately $0 and $29,000, respectively, of charger products from Current Ways, Inc., which was not subject to the distribution fee or royalties referred to above under the Term Sheet Agreement.

On August 1, 2009, the Company entered into a Manufacturing Implementation Agreement (the “Manufacturing Agreement”) with LHV Power. Pursuant to the Manufacturing Agreement Flux Power granted LHV Power a right of first refusal to manufacture our battery management systems. Further, under the Manufacturing Agreement, Flux Power agreed to pay for any specialized tooling LHV Power may require to manufacture Flux Power’s battery management systems. Under the Manufacturing Agreement, Flux Power will retain ownership of all intellectual property developed under the Manufacturing Agreement. The Manufacturing Agreement expired on August 1, 2014. During the fiscal years ended June 30, 2014 and 2013 Flux Power paid approximately $0 and $108,000 respectively, to LHV Power pursuant to the Manufacturing Agreement.

Effective July 1, 2013, the Company relocated its principal office and manufacturing to the Epic Boats (an entity founded and controlled by Chris Anthony, our former Chief Executive Officer and board member) facility in Vista, California. The Company entered into a month-to-month sub-lease agreement for shared space with Epic Boats. On February 25, 2014, the Company entered into a two-year agreement to rent the property, at $12,130 per month, with an annual increase of 3%. The agreement provides for monthly payments of approximately 10% of the monthly rental payment, which was terminated on March 1, 2014. Subsequently, the Company became the tenant of that space and enter into a sublease with Epic Boats, as the sub-lessee in which Epic Boats agreed to pay us 10% of the facility costs through June 30, 2014, with March as a transition month requiring 20% of the facility cost.

The Company recorded rent expense, net of sublease income during the fiscal years ended June 30, 2014 and 2013, of approximately $77,000 and approximately $161,000, respectively.

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

As of this date, Flux Power began selling products to Epic Boats under Flux Power’s standard terms and conditions and has continued to sell products to Epic Boats as a customer. During the fiscal years ended June 30, 2014 and 2013, Flux Power sold approximately $3,000 and $61,000, respectively, of product to Epic Boats. The customer deposits balance received from Epic Boats at June 30, 2014 and 2013 is approximately $136,000 and $138,000, respectively. There were no receivables outstanding from Epic Boats as of June 30, 2014.

Promoters and Certain Control Persons

The Reverse Acquisition resulted in a change of control by issuance of our securities to the following entities and individuals:

•	Christopher Anthony. Mr. Anthony, our director and former Chief Executive Officer and President, is one of our major shareholders which beneficially owns approximately 12.8% of our common stock.
•	Esenjay Investments, LLC. Esenjay Investment, LLC is one of our major shareholders which beneficially own approximately 52.2% of our common stock. Mr. Michael Johnson, our director, is the director and shareholder of this entity.
•	James Gevarges. Mr. Gevarges, our director, is one of our major shareholders who beneficially own approximately 6.7% of our common stock.

Director Independence

We currently do not have any independent directors as the term “independent” is defined by the rules of the Nasdaq Stock Market.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditor

For the fiscal years ended June 30, 2014 and 2013, the Company’s independent public accounting firm was Squar, Milner, Peterson, Miranda & Williamson, LLP (“Squar”).

Fees Paid to Principal Independent Registered Public Accounting Firm

The aggregate fees billed by our Independent Registered Public Accounting Firm, for fiscal years ended June 30, are as follows:

	2014	2013
Audit fees	$77,000	$87,000
Audit related fees	—	—
Tax fees	—	—
All other fees	27,000	—
Total	$104,000	$87,000

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

The Company’s Board of Directors serves as the Audit Committee and has unanimously approved all audit and non-audit services provided by the independent auditors. The independent accountants and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent accountants, and the fees for the services performed to date. The Company has not adopted a Charter for the Audit Committee as of June 30, 2014.

PART IV

ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Financial Statement Schedules.

1.	The following financial statements of Flux Power Holdings, Inc., and Report of Squar, Milner, Peterson, Miranda & Williamson, LLP, independent registered public accounting firm, are included in this report:

2.	Financial Statement Schedules: All schedules have been omitted because the required information is included in the financial statements or notes thereto or because they are not required.

3.	See Subsection (b) below:

(b) Exhibits:

The following exhibits are filed as part of this Report

Exhibit No.	Description
2.1	Securities Exchange Agreement dated May 18, 2012. Incorporated by reference to Exhibit 2.1 on Form 8-K filed with the SEC on May 24, 2012.
2.2	Amendment No. 1 to the Securities Exchange Agreement dated June 13, 2012. Incorporated by reference to Exhibit 2.2 on Form 8-K filed with the SEC on June 18, 2012.
3.1	Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 on Form 8-K/A (Amendment No. 1) filed with the SEC on August 6, 2012.
3.2	Amended and Restated Bylaws of Flux Power Holdings, Inc. Incorporated by reference to Exhibit 3.1 on Form 8-K filed with the SEC on May 31, 2012.
10.1	Esenjay Secondary Revolving Promissory Note for Operating Capital dated October 1, 2011. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on June 18, 2012.
10.2	Esenjay Bridge Loan Promissory Note dated March 7, 2012. Incorporated by reference to Exhibit 10.2 on Form 8-K filed with the SEC on June 18, 2012.
10.3	Flux Power Holdings, Inc. 2010 Stock Plan. Incorporated by reference to Exhibit 10.5 on Form 8-K filed with the SEC on June 18, 2012.
10.4	Flux Power Holdings, Inc. 2010 Stock Plan: Form of Stock Option Agreement. Incorporated by reference to Exhibit 10.6 on Form 8-K filed with the SEC on June 18, 2012.
10.5	LHV Power Corporation Term Sheet dated June 19, 2009. Incorporated by reference to Exhibit 10.7 on Form 8-K filed with the SEC on June 18, 2012.
10.6	LHV Manufacturing Implementation Agreement dated August 1, 2009. Incorporated by reference to Exhibit 10.8 on Form 8-K filed with the SEC on June 18, 2012.
10.7	Baytree Capital Advisory Agreement dated June 14, 2012. Incorporated by reference to Exhibit 10.8 on Form 8-K filed with the SEC on June 18, 2012.
10.8	Form of Warrant. Incorporated by reference to Exhibit 4.1 on Form 8-K filed with the SEC on June 26, 2012.
10.9	Form of Securities Purchase Agreement. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on June 26, 2012.
10.10	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.12 on Form 8-K filed with the SEC on June 18, 2012.

10.11	Vendor Agreement dated January 15, 2010. Incorporated by reference to Exhibit 10.13 on Form 8-K/A (Amendment No. 2) filed with the SEC on August 29, 2012.
10.12	Unrestricted and Open Line of Credit dated September 24, 2012. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on September 27, 2012.
10.13	Terms of Employment with Ronald F. Dutt. Incorporated by reference to Exhibit 10.16 on Form 8-K filed with the SEC on December 13, 2012.
10.14	Agreement to Amend Unrestricted and Open Line of Credit. Incorporated by reference to Exhibit 10.1 on Form 10-Q/A filed with the SEC on May 13, 2013.
10.15	Second Amendment to the Secondary Revolving Promissory Note. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on October 22, 2013.
10.16	First Amendment to the Bridge Loan Promissory Note. Incorporated by reference to Exhibit 10.2 on Form 8-K filed with the SEC on October 22, 2013.
10.17	First Amendment to the Unrestricted and Open Line of Credit. Incorporated by reference to Exhibit 10.3 on Form 8-K filed with the SEC on October 22, 2013.
10.18	Subscription Agreement Dated January 13, 2014. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on January 15, 2014.
10.19	Warrant. Incorporated by reference to Exhibit 4.1 on Form 8-K filed with the SEC on January 15, 2014.
10.20	Form of Unit Subscription. Incorporated by reference to Exhibit 10.18 on Form 10-Q filed with the SEC on February 14, 2014.
10.21	Loan Conversion Agreement. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on June 11, 2014.
10.22	Form of Unit Subscription. *
21.1	Subsidiaries. Incorporated by reference to Exhibit 21.1 on Form 8-K filed with the SEC on June 18, 2012.

31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.*
31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.*
32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.*
32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.*

101.INS	XBRL Instance Document (**)
101.SCH	XBRL Taxonomy Extension Schema (**)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (**)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (**)
101.LAB	XBRL Taxonomy Extension Label Linkbase (**)
101.FRE	XBRL Taxonomy Extension Presentation Linkbase (**)

* Filed herewith.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Flux Power Holdings, Inc.

Dated: October 7, 2014	By:	/s/ Ronald F. Dutt
Ronald F. Dutt
Chief Executive Officer and Interim
Chief Financial Officer
(Principal Executive Officer and
Principal Financial and
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy Collins	Executive Chairman of the Board	October 7, 2014
Timothy Collins

/s/ Ronald F. Dutt	Director, Chief Executive Officer and Interim Chief Financial Officer	October 7, 2014
Ronald F. Dutt	(Principal Executive Officer and Principal Financial and Principal Accounting Officer)

/s/ Christopher L. Anthony	Director	October 7, 2014
Christopher L. Anthony

/s/ Michael Johnson	Director	October 7, 2014
Michael Johnson

/s/ James Gevarges	Director	October 7, 2014
James Gevarges

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Flux Power Holdings, Inc., and its subsidiary (the “Company”) as of June 30, 2014 and 2013, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Flux Power Holdings, Inc., as of June 30, 2014 and 2013, and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 the Company has incurred a significant accumulated deficit through June 30, 2014 and requires immediate additional financing to sustain its operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

San Diego, California

October 7, 2014

FLUX POWER HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2014 and 2013

	2014	2013
ASSETS
Current assets:
Cash	$116,000	$20,000
Accounts receivable, net	140,000	13,000
Inventories, net	85,000	160,000
Prepaid advisory fees, current portion	-	1,616,000
Other current assets	18,000	35,000

Total current assets	359,000	1,844,000

Other assets	25,000	-
Property, plant and equipment, net	78,000	132,000

Total assets	$462,000	$1,976,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$320,000	$370,000
Accrued expenses	147,000	163,000
Accrued interest	-	135,000
Accrued payroll	72,000	48,000
Customer deposits	-	5,000
Customer deposits from related party	136,000	138,000
Warrant derivative liability	571,000	143,000
Notes payable to stockholder, current portion	-	1,250,000
Total current liabilities	1,246,000	2,252,000

Long term liabilities:
Notes payable to stockholder, net of current portion	-	1,218,000

Total liabilities	1,246,000	3,470,000
Commitments and contingencies (Note 6)

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value: authorized 5,000,000 shares, none issued and outstanding	-	-
Common stock, $0.001 par value: authorized 145,000,000 shares, 93,274,113 and 47,355,576 shares issued and outstanding as of June 30, 2014 and June 30, 2013, respectively	93,000	47,000
Additional paid-in capital	7,399,000	2,436,000
Accumulated deficit	(8,276,000)	(3,977,000)
Total stockholders’ deficit	(784,000)	(1,494,000)
Total liabilities and stockholders’ deficit	$462,000	$1,976,000

The accompanying notes are an integral part of these financial statements.

FLUX POWER HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended June 30, 2014 and 2013

	2014	2013
Net revenue (1)	$358,000	$772,000
Cost of revenue	323,000	756,000

Gross profit	35,000	16,000

Operating expenses:
Selling and administrative expenses	1,659,000	2,659,000
Amortization of prepaid advisory fees	1,561,000	1,629,000
Research and development	536,000	992,000

Total operating expense	3,756,000	5,280,000

Operating loss	(3,721,000)	(5,264,000)

Other income (expense):
Change in fair value of warrant derivative liability	(330,000)	5,731,000
Interest expense, net	(169,000)	(116,000)
Other expenses	(79,000)	-

Net (loss) income	$(4,299,000)	$351,000

Net (loss) income per common share – basic	$(0.06)	$0.01
Net (loss) income per common share – diluted	$(0.06)	$0.01

Weighted average number of common shares outstanding – basic	73,327,069	46,592,334
Weighted average number of common shares outstanding – diluted	73,327,069	50,553,184

(1)	Includes sales to related parties of $3,000 and $61,000 in 2014 and 2013 respectively

The accompanying notes are an integral part of these financial statements.

FLUX POWER HOLDINGS, INC.

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Years Ended June 30, 2014 and 2013

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2012	44,071,000	44,000	2,140,000	(4,328,000)	(2,144,000)
Issuance of common stock – services	200,000	-	134,000	-	134,000

Issuance of common stock - option exercises	550,000	1,000	21,000	-	22,000
Issuance of common stock - private placement transactions, net	2,535,000	2,000	978,000	-	980,000

Reclassification of warrants as a derivative liability	-	-	(931,000)	-	(931,000)

Stock-based compensation	-	-	94,000	-	94,000
Net income	-	-	-	351,000	351,000
Balance at June 30, 2013	47,356,000	$47,000	$2,436,000	$(3,977,000)	$(1,494,000)

Issuance of common stock – services and director fees	1,160,000	1,000	151,000	-	152,000

Issuance of common stock - option exercises	258,000	-	-	-	-

Issuance of common stock - private placement transactions, net	23,233,000	24,000	1,154,000	-	1,178,000

Issuance of common stock – conversion of related party debt to equity	21,267,000	21,000	3,419,000	-	3,440,000
Stock-based compensation	-	-	239,000	-	239,000
Net loss	-	-	-	(4,299,000)	(4,299,000)
Balance at June 30, 2014	93,274,000	$93,000	$7,399,000	$(8,276,000)	$(784,000)

The accompanying notes are an integral part of these financial statements.

FLUX POWER HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended June 30, 2014 and 2013

	2014	2013
Cash flows from operating activities:
Net (loss) income	$(4,299,000)	$351,000
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	55,000	44,000
Amortization of prepaid advisory fees	1,561,000	1,629,000
Inventory valuation adjustment	(29,000)	(77,000)
Change in fair value of warrant liability	330,000	(5,731,000)
Stock-based compensation	239,000	94,000
Stock issuance for services and director fees	152,000	134,000
Changes in operating assets and liabilities:
Accounts receivable	(127,000)	41,000
Inventories	104,000	653,000
Other current assets	47,000	(51,000)
Accounts payable	(50,000)	77,000
Accrued expenses	8,000	(112,000)
Accrued interest	(135,000)	116,000
Customer deposits	(5,000)	3,000
Customer deposits from related party	(2,000)	(62,000)
Deferred revenue	-	(480,000)
Net cash used in operating activities	(2,151,000)	(3,371,000)

Cash flows from investing activities:
Purchases of equipment	(4,000)	(41,000)
Proceeds from the sale of equipment	3,000	-
Net cash used in investing activities	(1,000)	(41,000)

Cash flows from financing activities:
Proceeds from issuance of common shares from the exercise of employee stock options	-	22,000
Proceeds from the sale of common stock and warrants, net of offering costs paid	1,276,000	980,000
Proceeds from stockholders note payable and line of credit	972,000	1,618,000
Net cash provided by financing activities	2,248,000	2,620,000

Net increase (decrease) in cash	96,000	(792,000)
Cash, beginning of period	20,000	812,000

Cash, end of period	$116,000	$20,000

Supplemental disclosures of Non-cash Investing and Financing Activities:
Stock issuance upon conversion of debt to equity	$3,136,000	$-
Conversion of accrued interest into equity	$304,000	-
Issuance of warrants classified as derivative liabilities	$-	$931,000

Supplemental disclosures of Cash Flow Information :
Cash paid during the year for:
Income taxes	$-	$1,000

The accompanying notes are an integral part of these financial statements.

FLUX POWER HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 and 2013

NOTE 1 - NATURE OF BUSINESS AND REVERSE ACQUISITION

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

Flux Power develops and sells rechargeable advanced energy storage systems. The Company has structured its business around its core technology, “The Battery Management System” (“BMS”). The Company’s BMS provides three critical functions to their battery systems: cell balancing, monitoring and error reporting. Using its proprietary management technology, the Company is able to offer complete integrated energy storage solutions or custom modular standalone systems to their clients. The Company has also developed a suite of complementary technologies and products that accompany their core products. Sales during the twelve months ended June 30, 2014 and 2013 were primarily to customers located throughout the United States.

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

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred an accumulated deficit of $8,276,000 through June 30, 2014, and as of June 30, 2014 had limited cash and a working capital deficit. To date, the Company’s revenues and operating cash flows have not been sufficient to sustain its operations and it has relied on debt and equity financing to fund its operations. Management estimates that additional capital of approximately $2.0 million is required to fund planned operations through June 30, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon our ability to raise additional capital on a timely basis until such time as revenues and related cash flows are sufficient to fund our operations.

Management plans to continue to seek funding, as necessary, through private placements of equity securities. The Company initiated a private placement in August 2014 to raise $990,000. A total of $142,500 has been raised as of October 7, 2014. In addition, the Company is pursuing other investment structures that management believes may generate the necessary funding for the Company. Although management believes that the additional required funding will be obtained, there is no guarantee the Company will be able to obtain the additional required funds on a timely basis or that funds will be available on terms acceptable to the Company. If such funds are not available when required, management will be required to curtail its investments in additional sales and marketing and product development resources, and capital expenditures, which may have a material adverse effect on the Company’s future cash flows and results of operations, and its ability to continue operating as a going concern. The accompanying financial statements do not include any adjustments that would be necessary should the Company be unable to continue as a going concern and, therefore, be required to liquidate its assets and discharge its liabilities in other than the normal course of business and at amounts that may differ from those reflected in the accompanying condensed consolidated financial statements.

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

The Company’s consolidated financial statements include the accounts of Flux Power Holdings, Inc. and its wholly-owned subsidiary Flux Power Inc. after elimination of all intercompany accounts and transactions.

Subsequent Events

Management has evaluated events subsequent to June 30, 2014 through the date the accompanying consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events that may require adjustment of and/or disclosure in such financial statements.

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

Cash and Cash Equivalents

As of June 30, 2014, cash totaled approximately $116,000 and consists of funds held in a non-interest bearing bank deposit account. The Company considers all highly liquid short term investments with maturities of less than three months when acquired to be cash equivalents. The Company had no other cash equivalents at June 30, 2014 and 2013.

Fair Values of Financial Instruments

The carrying amount of our accounts payable, accounts receivable, accrued liabilities, notes payable and line of credit, and warrant derivative liability approximates their estimated fair values due to the short-term maturities of those financial instruments. Derivative liabilities recorded in connection with warrants are reported at their estimated fair value, with changes in fair value being reported in results of operations (see Note 10).

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

Except for derivative liabilities, we do not have any other assets or liabilities that are measured at fair value on a recurring basis and, during the fiscal years ended June 30, 2014 and 2013, did not have any other assets or liabilities that were measured at fair value on a nonrecurring basis.

Accounts Receivable and Customer Deposits

Accounts receivable are carried at their estimated collectible amounts. The Company may require advance deposits from its customers prior to shipment of the ordered products. The Company has not experienced collection issues related to its accounts receivable, and has not recorded an allowance for doubtful accounts at June 30, 2014 or June 30, 2013.

Inventories

Inventories consist primarily of battery management systems and the related subcomponents, and are stated at the lower of cost (first-in, first-out) or market. Inventories are primarily raw materials, as product is typically shipped subsequent to assembly. The Company evaluates inventories to determine if write-downs are necessary due to obsolescence or if the inventory levels are in excess of anticipated demand at market value based on consideration of historical sales and product development plans. The Company recorded an adjustment related to obsolete inventory in the amount of approximately $29,000 and $77,000 during the fiscal years ended June 30, 2014 and 2013, respectively.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation and amortization are provided using the straight-line method over the estimated useful lives, of the related assets ranging from three to ten years, or, in the case of leasehold improvements, over the lesser of the useful life of the related asset or the lease term.

 Stock-based Compensation

Pursuant to the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 718-10, Compensation-Stock Compensation, which establishes accounting for equity instruments exchanged for employee service, we utilize the Black-Scholes option pricing model to estimate the fair value of employee stock option awards at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions will be based on, or determined from, external data and other assumptions may be derived from our historical experience with stock-based payment arrangements. The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances.

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

As of June 30, 2014 and 2013 the Company did not have any deferred revenue. Deferred revenue was recognized in the Company’s second quarter of fiscal 2013 (as the right of return was waived) related to one customer of approximately $480,000, representing units not yet sold through by the prior year end. The related product costs of $429,000 were recorded as costs of sales.

Sales Returns and Allowances

The Company evaluates its exposure to sales returns and allowances based on historical experience. The Company has not experienced returns during the fiscal years ended June 30, 2014 and 2013, and accordingly, the Company did not record sales returns and allowance.

Product Warranties

The Company evaluates its exposure to product warranty obligations based on historical experience. Our products, primarily lift equipment packs, are warrantied for five years unless modified by a separate agreement. During the fiscal years ended June 30, 2014 and 2013 the Company recorded a warranty liability of approximately $12,000 and $11,000, respectively, and is included in accrued expenses on the Company’s balance sheet.

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

If impairment is indicated, the Company measures the amount of such impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset. The Company believes future cash flows expected to be received from its long-lived assets held in use will exceed the assets’ carrying values, and accordingly the Company has not recognized any impairment losses during the fiscal years ended June 30, 2014 and 2013.

Research and Development

The Company is actively engaged in new product development efforts. Research and development cost relating to possible future products are expensed as incurred.

Income Taxes

The Company follows FASB ASC Topic No. 740, Income Taxes. Deferred tax assets or liabilities are recorded to reflect the future tax consequences of temporary differences between the financial reporting basis of assets and liabilities and their tax basis at each year-end. These amounts are adjusted, as appropriate, to reflect enacted changes in tax rates expected to be in effect when the temporary differences reverse.

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

We follow the provisions of FASB ASC Topic No. 740 relating to uncertain tax provisions and have commenced analyzing filing positions in all of the federal and state jurisdictions where the Company is required to file income tax returns, as well as all open tax years in these jurisdictions. As a result of adoption, no additional tax liabilities have been recorded. There are no unrecognized tax benefits as of June 30, 2014 or June 30, 2013.

Net Income (Loss) Per Common Share

The Company calculates basic earnings (loss) per common share by dividing net earnings or loss by the weighted average number of common shares outstanding during the periods. Diluted earnings (loss) per common share include the impact from all dilutive potential common shares relating to outstanding convertible securities.

For the year ended June 30, 2014, basic and diluted weighted-average common shares outstanding were 73,327,069. The Company incurred a net loss for the twelve months ended June 30, 2014, and therefore, basic and diluted earnings per share for those periods are the same because the inclusion of all potential common equivalent shares would be anti-dilutive. The potentially dilutive common shares outstanding at June 30, 2014, excluded from diluted weighted-average common shares outstanding, which include common shares underlying outstanding stock options and warrants, were 1,839,480.

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

New Accounting Standards

In June 2014, The FASB issued Accounting Standards Update (ASU) No. 2014-12 regarding ASC topic No. 718, Compensation – Stock Compensation. The standard requires a performance target that affects vesting and that could be achieved after the requisite service period to be treated as a performance condition. To account for such awards, a reporting entity should apply existing guidance in FASB Accounting Standards Codification Topic 718, Compensation – Stock Compensation, as it relates to awards with performance conditions that affect vesting. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09 regarding ASC Topic No. 606, Revenue from Contracts with Customers. The standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for us in the first quarter of fiscal 2018 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within the guidance; or (ii) retrospective with the cumulative effect of initially applying the guidance recognized at the date of initial application and proving certain additional disclosures as defined per the guidance. Early adoption is not permitted. We are currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial impact of adoption.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740) – Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The standard requires us to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (NOL) carryforward or other tax credit carryforward when settlement in this manner is available under applicable tax law. The guidance is effective for us in the first quarter of fiscal 2015 and will be applied prospectively. Early adoption is permitted. We do not believe the adoption of his guidance will have a material impact on our consolidated financial statements.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of:

	June 30, 2014	June 30, 2013
Vehicles	$48,000	$59,000
Machinery and equipment	60,000	59,000
Office equipment	86,000	86,000
Furniture and Equipment	34,000	34,000
	228,000	238,000
Less: Accumulated depreciation	(150,000)	(106,000)
Property, plant and equipment, net	$78,000	$132,000

Depreciation expense was approximately $55,000 and $44,000, for fiscal 2014 and 2013, respectively, and is included in selling and administrative expenses in the accompanying consolidated statements of operations.

NOTE 5 - STOCKHOLDER NOTES PAYABLE AND LINE OF CREDIT

In October 2011, we entered into a revolving promissory note agreement (“Revolving Note”) for $1,000,000 with Esenjay Investments, LLC (“Esenjay”), which is one of our major stockholders who beneficially own approximately 52.2 % of our common stock. Mr. Michael Johnson is a current member of our board of directors and is the director and sole shareholder of Esenjay. The Revolving Note had an interest rate of 8% per annum, and an original maturity date of September 30, 2013, as amended, and borrowings under this line are secured by substantially all of the assets of the Company. As of September 30, 2013, the balance outstanding payable on the note was $1,000,000. On October 16, 2013, we entered into the Second Amendment to the Revolving Note pursuant to which the Revolving Note was amended to: (i) extend the maturity date from September 30, 2013, to December 31, 2015; (ii) change the interest rate on the outstanding principal amount as of October 16, 2013, and forward to 6% per annum, and (iii) grant the holder of the Revolving Note the option to convert any or all of the amount outstanding under the Revolving Note, as amended, into shares of our common stock at a conversion price of $ 0.30 per share until December 31, 2015.

On March 7, 2012, we entered into an additional note payable agreement with Esenjay for $250,000 (“Bridge Note”). The Bridge Note had an original maturity date of March 7, 2014, and bore interest at the rate of 8% per annum. As of September 30, 2013, the balance outstanding payable on the Bridge Note was $250,000 and there were no further funds available under the Bridge Note. On October 16, 2013, we entered into the First Amendment to the Bridge Loan Promissory Note (the “Amendment”) pursuant to which the Bridge Note was amended to: (i) extend the maturity date from March 7, 2014, to December 31, 2015; (ii) change the interest rate on the outstanding principal amount as of October 16, 2013, and forward to 6% per annum; and (iii) grant the holder of the Bridge Note the option to convert any or all of the amount outstanding under the Bridge Note, as amended, into shares of our common stock at a conversion price of $0.30 per share until December 31, 2015. As of June 30, 2014, the remaining principal balance on the Bridge Note was $0.

On September 24, 2012, we entered into a Line of Credit agreement with Esenjay for $1,500,000 (“Line of Credit”). Borrowings under the Line of Credit are secured by our assets and bore interest at the rate of 8% per annum, with all unpaid principal and accrued interest due and payable on September 24, 2014. On October 16, 2013, we entered into the First Amendment to the Line of Credit (the “Amendment”) pursuant to which the Line of Credit was amended to: (i) extend the maturity date from September 24, 2014, to December 31, 2015; (ii) change the interest rate on the outstanding principal amount as of October 16, 2013, and forward to 6% per annum; (iii) increase the Line of Credit to $2,000,000; and (iv) grant holder the option to convert up to $400,000 of the outstanding amount under the Line of Credit into shares of our common stock at a conversion price of $0.06 per share until December 31, 2013, and the option to convert any or all of the remaining amount outstanding under the Line of Credit into shares of our common stock at a conversion price of $ 0.30 per share until December 31, 2015.

On January 13, 2014, we accepted a subscription agreement from Esenjay pursuant to which we sold Esenjay 10 Units for an aggregate purchase price of $600,000, or $60,000 per Unit, of which (i) $200,000 was paid in cash, and (ii) $400,000 was a conversion of $400,000 of principal amount outstanding under the Revolving Note, as amended. Each Unit consisted of 1,000,000 shares of our common stock and 500,000 warrants.  In connection with Esenjay’s purchase of the Units, we issued 10,000,000 shares of our common stock and warrants to purchase up to 5,000,000 shares of our common stock, at an exercise price of $0.20 per share until January 13, 2019.

On March 12, 2014, we accepted a subscription agreement from Esenjay pursuant to which we sold Esenjay 2.5 Units for an aggregate purchase price of $150,000, or $60,000 per Unit, which was a conversion of $150,000 of principal amount outstanding under the Revolving Note, as amended.  Each Unit consisted of 1,000,000 shares of our common stock and 500,000 warrants.  In connection with Esenjay’s purchase of the Units, we issued 2,500,000 shares of our common stock and warrants to purchase up to 1,250,000 shares of our common stock, at an exercise price of $0.20 per share until March 12, 2019. On June 11, 2014, the Company converted all $2,586,000 of principal and $304,000 of accrued interest related to the Revolving Note, Bridge Note and Line of Credit, into common stock and warrants, eliminating all of Flux’s long-term debt. Flux Power’s largest shareholder, Esenjay Investments LLC, converted all of its long-term debt and accrued interest into 12.1 million shares of Flux Power restricted common stock at a price of $0.24 per share. Esenjay was also granted 3-year warrants to purchase 1.9 million shares of common stock at $0.30 per share, in connection with this conversion.

During fiscal 2014, a total of $3,136,000 of debt principal was converted to equity, which resulted in an ending balance of $0 for the Revolving Note, Bridge Note and Line of Credit at June 30, 2014. The exchange has been accounted for as a capital transaction in accordance with ASC Topic No. 470-50-40, “Debt, Modifications and Extinguishments”. Accordingly, no gain or loss has been recognized. The amount that could be available under all of these facilities was $3,250,000 as of June 30, 2104, subject to approval of fund withdrawal by Esenjay. Esenjay has no obligation to disburse such funds and has the right not to advance funds under these loans. Subsequent to June 30, 2014, one additional draw of $25,000 has been made (see Note 13 – Subsequent Events).

NOTE 6 - COMMITMENTS AND CONTINGENCIES

From time to time, we may be involved in litigation relating to claims arising out of our operations. As of June 30, 2014, we are not a party to any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or operating results.

Operating Leases

 The Company’s corporate headquarters totals 22,054 square feet and is located in Vista, California.  Effective February 25, 2014, the Company entered into an amended lease for this facility with average monthly rent payments of approximately $12,130 per month.  In conjunction with the amended lease facility, the Company paid a security deposit of $25,000, or approximately 2 months of rent. The monthly rent payments after 2014 will increase by 3% per year. The Company also subleases space to a related party, Epic Boats, on a month-to-month basis at a rate of 10% of lease expense.

Total rent expense was approximately $77,000 and $161,000 for the fiscal years ended June 30, 2014 and 2013, respectively, net of sublease income.

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

Years ended June 30,
2015	$135,000
2016	100,000
Total	$235,000

NOTE 7 - STOCKHOLDERS’ EQUITY

At June 30, 2014 the Company had 145,000,000 shares of common stock, par value of $0.001 authorized for issuance, of which 93,274,113 shares were issued and outstanding.

In addition, at June 30, 2014, the Company is authorized to issue up to 5,000,000 shares of preferred stock, par value of $0.001 in one or more classes or series within a class pursuant to our Articles of Incorporation. There are currently no shares of preferred stock issued and outstanding.

Holders of common stock are entitled to receive dividends, when, as, and if declared by the Board of Directors, out of any assets legally available to the Company. Dividends are declared and paid in an equal per-share amount on the outstanding shares of each series of common stock. To date the Board of Directors has neither declared nor paid common stock dividends to shareholders.

Common Stock and Warrants

Private Placements – 2014

From January to March 2014, the Company conducted a Private Placement Offering of Units (“March Offering”). The Units were offered only to accredited investors and the purchase price of each Unit was $60,000, with each Unit consisting of 1,000,000 shares of common stock and 500,000 warrants. The warrants are exercisable for 5 years and each warrant entitles the holder to purchase one share of common stock at an exercise price of $0.20 per share. On March 12, 2014, the Company completed the March Offering by selling an aggregate of 32.4 Units to 41 accredited investors resulting in the conversion of debt to equity in the amount of $550,000 and cash proceeds of approximately $1,394,000, and issuance of 32,400,000 shares of common stock and warrants to purchase up to 16,200,000 shares of common stock. The March Offering was conducted in three tranches. On January 13, 2014, we completed our first tranche of the March Offering by selling 10 Units to Esenjay for an aggregate purchase price of $600,000, of which (i) $200,000 was paid in cash, and (ii) $400,000 was a conversion of $400,000 of principal amount outstanding under the Revolving Note, as amended (see Note 5). In connection with Esenjay’s purchase of the Units, we issued 10,000,000 shares of our common stock and warrants to purchase up to 5,000,000 shares of our common stock. On February 14, 2014, we completed our second tranche of the March Offering by selling 2.8 Units to five accredited investors for an aggregate purchase price of $168,000, all of which were paid in cash. In connection with the closing of the second tranche, we issued a total of 2,800,000 shares of our common stock and warrants to purchase up to 1,400,000 shares of our common stock. On March 12, 2014, we completed the final tranche, to a cumulative total of 41 accredited investors, of the March Offering by closing on the sale of 19.6 Units for total purchase price of $1,176,000, pursuant to which we issued 19,600,000 shares of common stock and warrants to purchase up to 9,800,000 shares of common stock. Esenjay participated in the final tranche by purchasing a total of 2.5 Units for an aggregate purchase price of $150,000, of which the $150,000 was a conversion of principal amount outstanding under the Revolving Note, as amended (see Note 5).

On June 11, 2014, the Company converted all $2,586,000 of outstanding principal and $304,000 of accrued interest related to the Revolving Note, Bridge Note and Line of Credit, into common stock and warrants, eliminating all of Flux’s long-term debt. Flux Power’s largest shareholder, Esenjay Investments LLC, converted all of its long-term debt and accrued interest into 12.1 million shares of Flux Power restricted common stock at a price of $0.24 per share. Esenjay was also granted 3-year warrants to purchase 1.9 million shares of common stock at $0.30 per share, as an incentive for the conversion.

All of the above mentioned debt conversions have been accounted for as a capital transaction in accordance with FASB ASC Topic No. 470-50-40, “Debt, Modifications and Extinguishments”. Accordingly, no gain or loss has been recognized.

Security Research Associates Inc. (“SRA”) of San Francisco served as Company’s placement agent in connection with the March Offering. The Company engaged SRA for services rendered in conjunction with this March Offering and paid cash compensation in the amount of 9% of the gross proceeds raised and a warrant to purchase the number of shares of common stock equal to 9% of the aggregate gross proceeds from the March Offering received by the Company from all investors placed by SRA divided by $0.06 per share. The Company paid SRA $107,460 and issued a warrant to purchase 1,791,000 shares of our common stock at an exercise price of $0.06 for its services as the Company’s private placement agent in the March Offering. The newly appointed director and executive chairman of the Board of Directors, Timothy Collins, is the Chief Executive Officer, President, director and shareholder of SRA.

In connection with the March Offering, the Company inadvertently in error issued duplicate stock certificates representing an aggregate of 600,000 shares of common stock of the Company. As a result, there was an additional 600,000 shares of common stock issued and outstanding on the records of the Company’s transfer agent as of June 30, 2014. The Company has already corrected this error. The number of shares of common stock issued and outstanding reflected in the financial statements and these notes exclude 600,000 shares of common stock which were inadvertently issued in error. All such common share certificates have been returned as of July 2014.

The securities offered and sold in the Offering have not been registered under the Securities Act of 1933, as amended (“Securities Act”). The Securities were offered and sold to accredited investors in reliance upon exemptions from registration pursuant to Rule 506 promulgated thereunder.

Private Placements - 2013

During the fiscal year ended June 30, 2013, the Company issued an aggregate of 2,353,093 shares of common stock and 507,019 five (5) year warrants to purchase shares of our common stock at an exercise price of $0.41 per share, resulting in aggregate proceeds of approximately $980,000, pursuant to private placement transactions.

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

In August 2012, the Company commenced a private placement of its common stock and warrants to accredited investors to purchase up to 8 Units for a purchase price of $250,000 per Unit, with each Unit consisting of 603,594 shares of our common stock and 120,719 five (5) year warrants to purchase one share of common stock at an exercise price of $0.41 per share. In connection with this private placement, on August 31, 2012, we sold an aggregate of 603,594 shares of common stock and issued 120,719 warrants, raising net proceeds of $231,000.

In October 2012, the Company continued the private placement of its common stock and warrants to an accredited investor to purchase up to 8 Units for a purchase price of $250,000 per Unit, with each Unit consisting of 603,592 shares of our common stock and 120,718 five (5) year warrants to purchase one share of common stock at an exercise price of $0.41 per share. In connection with this private placement, on October 30, 2012, we sold an aggregate of 241,436 shares of common stock and issued 48,287 warrants raising net proceeds of approximately $77,000. The October private placement closed out the round of financing which began in June.

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

Repricing of Warrants.

The Offering (see above) included warrants issued at a price of $0.20, which triggered an anti-dilution protection for Company’s warrant holders issued under our 2012 Private Placements that were issued for an offering price of our common stock at $0.41. As a result, the Board of Directors gave approval to amend the exercise price of 2,907,347 common share purchase warrants issued by way of our completed 2012 Private Placements, which included the July, August and October 2012 closings of 507,019, our June 2012 closing of 562,551 and the Baytree advisory agreement warrants of 1,837,777. The exercise price of the 2,907,347 common share purchase warrants was reduced to $0.27 from $0.41 per warrant share and applies to all warrants issued in our 2012 Private Placements. On April 2, 2014, the Company provided notice of adjustment to the Warrant Holders in accordance with the applicable section of the warrant certificate. The remaining terms, including expiration dates, of all warrants remain unchanged. The modified exercise price of the warrants to $0.27 resulted in a repricing modification charge of $98,000 that was recorded as a cost of capital raised in connection with the offering.

Option Exercise

In connection with a cashless exercise by one of the Company’s option holder, on April 28, 2014, the Company issued 258,536 shares of common stock, based on per share price of $0.32. The shares of common stock issued have not been registered under the Securities Act and have been issued pursuant to exemption available under Section 4(a)(2) of the Securities Act.

Advisory Agreements

Baytree Capital On June 14, 2012, the Company entered into an Advisory Agreement (“Advisory Agreement”) with Baytree Capital, a significant shareholder of the Company, pursuant to which Baytree Capital agreed to provide business and advisory services for 24 months in exchange for 100,000 restricted shares of our newly issued common stock at the commencement of each six (6) month period in return for its services, and a warrant to purchase 1,837,777 restricted shares of our common stock for a period of five (5) years at an exercise price of $0.41 per share (“Advisory Agreement Warrants”). In connection with this agreement, the estimated fair value of the warrants issued in the approximate amount of $3,258,000 was recorded as prepaid advisory fees, which is expected to be amortized on a pro-rata basis over the term of the agreement. During the twelve months ended June 30, 2014 and 2013, we recorded expense of approximately $1,561,000 and $1,629,000, respectively, based on the amortization of the prepaid advisory fees. As of June 30, 2014 there was no remaining unamortized balance of the prepaid advisory fees.

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

In accordance with the Advisory Agreement, on June 14, 2013 which was the beginning of the third six-month period, a liability was recorded based on that day’s stock price for the anticipated issuance of 100,000 shares of common stock. These shares were valued at $0.60 per share, based on the price per share of the Company’s common stock on June 14, 2013, for the total of $60,000, which is recorded on the Company’s balance sheet and was included in accrued expenses. On July 9, 2013 we issued Baytree Capital 100,000 restricted shares of our newly issued common stock as accrued for as of June 30, 2013, for the third six-month period.

On December 14, 2013, the commencement of the fourth and final six-month period, the Company accrued for the fourth installment of the shares for services valued at $0.05 per share, the price per share of the Company’s common stock on December 14, 2013, for the total of the $5,000 due to Baytree Capital. The Company also recorded $5,000 of prepaid advisory fees to be amortized over six months. On January 21, 2014, we issued Baytree Capital 100,000 restricted shares of our newly issued common stock at $0.07 per share. As of June 30, 2014, $0 remains in prepaid expense and $19,000 has been recognized as consulting expense during the year ended June 30, 2014.

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

Catalyst Global LLC. On October 14, 2013, the Company entered into a contract with Catalyst Global LLC (“CGL”), pursuant to which CGL agreed to provide investor relations services for 12 months in exchange for monthly fees of $2,000 per month and 450,000 shares of restricted common stock issued as follows: 180,000 shares upon signing and the balance vesting pro rata upon each of the three-, six-, and nine-month anniversaries of the contract. The initial tranche was valued at $0.05 per share at $9,000 when issued on November 8, 2013. During the twelve months ended June 30, 2014, we recorded expense of approximately $6,000. As of June 30, 2014, the total remaining balance of the prepaid investor relation services is approximately $3,000, and is included in other current assets and will be amortized over the next 12 months.

On March 19, 2014, the Company issued the second tranche shares valued at $ 0.38 per share, based on the price per share of the Company’s common stock. The costs associated with the 90,000 shares issued of $34,000 and will be amortized over the 12 months.  During the twelve months ended June 30, 2014, we recorded expense of approximately $18,000. As of June 30, 2014, the total remaining balance of the prepaid investor relation services is approximately $16,000, and is included in other current assets and will be amortized over the next 12 months.

On April 23, 2014, the Company issued the third tranche shares valued at $ 0.30 per share, based on the price per share of the Company’s common stock. The costs associated with the 90,000 shares issued of $27,000 and will be amortized over the 12 months. During the twelve months ended June 30, 2014, we recorded expense of approximately $13,000. As of June 30, 2014, the total remaining balance of the prepaid investor relation services is approximately $14,000, and is included in other current assets and will be amortized over the next 12 months.

Security Research Associates, Inc. On June 26, 2013, the Company entered into an agreement with Security Research Associates, Inc., (“SRA”), pursuant to which SRA agreed to provide business and advisory services. SRA served as our placement agent in connection with the Company’s 2014 Private Placement Offering (“Offering”) and was paid cash compensation in the amount of 9% of the gross proceeds raised and a warrant to purchase the number of shares of our common stock equal to 9% of the aggregate gross proceeds from the Offering received by the Company from all investors (excluding Esenjay) placed by SRA divided by $0.06 per share. SRA was paid $107,460 in cash and reimbursement for related expenses of approximately $10,000 and issued a warrant to purchase 1,791,000 shares of our common stock at an exercise price of $0.06 for its services as our private placement agent in the Offering. In connection with this agreement, the estimated fair value of the warrants issued in the approximate amount of $107,460 (1,791,000 warrants at $0.06) and related expenses of approximately $10,000 was recorded as an offset to equity related to expense associated with the Offering. The Company’s contract with SRA has been amended to reflect renewal to support the March 2014 placement and the recent August 2014 placement.

Institutional Analyst Holdings, Inc. On December 18, 2013, the Company entered into a contract with Institutional Analyst Holdings, Inc. (“IA”), pursuant to which IA agreed to provide investor relations and report writing services for six months in exchange for an initial payment of $2,500 and 400,000 restricted shares of the Company’s common stock upon execution of the contract. An additional 400,000 restricted shares of the Company’s common stock would be issued 60 days from the date of the contract. The initial tranche was valued at $24,000 based on the share price of $.06 per share on the date of issuance, December 18, 2013. During the year ended June 30, 2014, we recorded expense of approximately $24,000. As of June 30, 2014, there was no remaining unamortized balance of the prepaid investor relation services. On February 18, 2014, an agreement was reached between the Company and IA to convert the remaining compensation of 400,000 common stock shares to 400,000 non-qualified stock options at an exercise price of $0.06. These 400,000 options were formally issued on July 14, 2014, and were fully vested upon issuance. An accrual of $76,000 was made at June 30, 2014 to support the anticipated grant of 400,000 options on July 14, 2014. The value of the accrual has been determined by using the Black-Scholes model on the day the options were due to be issued.

Warrant Activity

Warrant activity during the twelve months ended June 30, 2014 and related balances outstanding as of that date are reflected below:

	Number	Weighted Average Exercise Price Per Share	Remaining Contract Term (# years)
Shares purchasable under outstanding warrants at June 30, 2013, re-priced	2,907,347	$0.27	2.96 - 3.34
Stock purchase warrants issued	19,891,000	0.20	2.95-4.70
Stock purchase warrants exercised	-	-
Shares purchasable under outstanding warrants at June 30, 2014	22,798,347	$0.21	2.95 - 4.70

Stock-based Compensation

We adopted the Flux Power Option Plan in June 2012, under which 2,000,000 shares of common stock were reserved for issuance, and all stock options of Flux’s outstanding as of June 14, 2012, whether or not exercised and whether or not vested were substituted by us at that time, with 4,536,949 new Company options based on the Share Exchange Ratio. The substituted options continue to have, and are subject to, the substantially the same terms and conditions as before, but are convertible into shares of our common stock, as adjusted given effect to the Share Exchange Ratio. However, we will not be able to grant additional options under the Option Plan.

Activity in options during the twelve months ended June 30, 2014 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2013	2,527,388	$0.15	5.85
Granted	4,910,973
Exercised	(295,470)
Forfeited and cancelled	(807,196)
Outstanding at June 30, 2014	6,335,695	$0.19	8.04
Exercisable at June 30, 2014	3,272,169	$0.16	6.98

Stock-based compensation expense recognized in our consolidated statements of operations for the twelve months ended June 30, 2014 and 2013 includes compensation expense for stock-based options and awards granted, based on the grant date fair value. For options and awards granted, expenses are amortized under the straight-line method over the expected vesting period. Stock-based compensation expense recognized in the condensed consolidated statements of operations has been reduced for estimated forfeitures of options that are subject to vesting. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

We allocated stock-based compensation expense included in the consolidated statements of operations for employee option grants and non-employee option grants as follows:

Years ended June 30,	2014	2013
Research and development	$9,000	$10,000
General and administration	230,000	84,000
Total stock-based compensation expense	$239,000	$94,000

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. The fair value of stock options was measured at the grant date using the assumptions (annualized percentages) in the table below:

F-16

	2014	2013
Expected volatility	100%	100%
Risk free interest rate	1.7% to 1.8%	0.8% to 3.0%
Forfeiture rate	17%	5%
Dividend yield	0%	0%
Expected term	5 years	5-10 years

The remaining amount of unrecognized stock-based compensation expense at June 30, 2014 is approximately $418,000.

The following table summarizes by price range the number, weighted average exercise price and weighted average life (in years) of options outstanding and the number and weighted average exercise price of exercisable options as of June 30, 2014.

Price Range	Total Outstanding			Total Exercisable
	Number of Shares	Weighted Average		Number of Shares	Weighted Average Exercise Price
		Exercise Price	Life
$0.04 - $0.41	6,335,695	$0.19	8.04	3,272,169	$0.16

Total	6,335,695	$0.19	8.04	3,272,169	$0.16

The intrinsic value of exercisable options at June 30, 2014 was approximately $519,000.

 NOTE 8 - Warrant Derivative Liability

At June 30, 2014 there were 2,907,347 outstanding warrants classified as derivative liabilities due to exercise price re-set provisions included in the underlying warrant agreements.

Warrants classified as derivative liabilities are recorded at their fair values at the issuance date and are revalued at each subsequent reporting date, using a Monte Carlo simulation model. Warrants were determined to have a fair value per share and aggregate value as of June 30, 2014 and in aggregate value as of June 30, 2013 as follows:

	Issued Warrants	Fair Value Per Share $ as of June 30, 2014	Total Fair Value in Aggregate $ as of June 30, 2014	Total Fair Value in Aggregate $ as of June 30, 2013

June 2012 Warrants	562,551	$0.20	$110,000	$27,000
July 2012 Warrants	338,013	$0.20	$67,000	$17,000
August 2012 Warrants	120,719	$0.20	$24,000	$6,000

October 2012 Warrants	48,287	$0.20	$10,000	$3,000
Advisory Agreement Warrants	1,837,777	$0.20	$360,000	$90,000
Total	2,907,347		$571,000	$143,000

Significant assumptions used to estimate the fair value of the warrants classified as derivative liabilities at June 30, 2014 are summarized below:

Risk-free interest rate	1.00% – 0.86%
Expected life (average)	2.96 - 3.17 years
Stock price (based on prices on valuation date)	$0.30
Exercise price	$0.26
Expected volatility	100%

NOTE 9 - INCOME TAXES

Pursuant to the provisions of FASB ASC Topic No. 740 Income Taxes (“ASC 740”), deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income taxes has been made in the accompanying statement of operations because no recoverable taxes were paid previously. Significant components of the Company’s net deferred tax assets at June 30, 2014 and 2013 are shown below. A valuation allowance of approximately $5,105,000 and $2,841,000 has been established to offset the net deferred tax assets as of June 30, 2014 and 2013, respectively, due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets.

The Company is subject to taxation in the United States and California. The Company’s tax years for 2010 and forward are subject to examination by the United States and California tax authorities due to the carry forward of unutilized net operating losses and research and development credits (if any).

We have incurred losses since inception, so no current income tax provision or benefit has been recorded. Significant components of our net deferred tax assets are shown in the table below.

	Year Ended June 30,
	2014	2013
Deferred Tax Assets:
Net operating loss carryforwards	$3,584,000	$2,727,000
Stock compensation	1,431,000	-
Other, net	90,000	114,000
Net deferred tax assets	5,105,000	2,841,000
Valuation allowance for deferred tax assets	(5,105,000)	(2,841,000)
Net deferred tax assets	$-	$-

At June 30, 2014, the Company had unused net operating loss carryovers of approximately $9,003,000 and $8,963,000 that are available to offset future federal and state taxable income, respectively. These operating losses begin to expire in 2030. Both the federal and state net operating loss carryovers at June 30, 2014 may be adjusted once tax returns are filed.

The provision for income taxes on earnings subject to income taxes differs from the statutory federal rate at June 30, 2014 and 2013, due to the following:

	Year Ended June 30,
	2014	2013
Federal income taxes at 34%	$(1,462,000)	$120,000
State income taxes, net	(251,000)	21,000
Warrants	-	685,000
Change in the estimated fair market value of derivatives	131,000	(2,283,000)
Other True Ups, if any	(682,000)	69,000
Change in valuation allowance	2,264,000	1,388,000
Provision for income taxes	$-	$-

As of June 30, 2014, we have not yet completed our analysis of the deferred tax assets relating to federal and state net operating losses. Pursuant to Internal Revenue Code Sections 382, use of our net operating loss carryforwards could be limited if a cumulative change in ownership of more than 50% occurs within a three-year period. We plan to complete a Section 382 analysis regarding whether there are limitations of the net operating loss prior to utilizing any net operating losses.

On July 13, 2006, the FASB issued FIN 48, subsequently codified in ASC 740, which clarifies the accounting for uncertainty in income taxes recognized in an entity's financial, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under ASC 740, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. ASC 740 is effective for fiscal years beginning after December 15, 2006.

We follow the provisions of ASC 740 relating to uncertain tax provisions and have commenced analyzing filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. As a result of adoption, no additional tax liabilities have been recorded. There are no unrecognized tax benefits as of June 30, 2014 or June 30, 2013.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

The Company is subject to taxation in the U.S. and state jurisdictions. The Company’s tax years for 2010 and forward, when filed, will be subject to examination by the IRS and tax years 2010 and forward are subject to examination by California tax authorities. The Company is currently not under examination by any taxing authorities.

NOTE 10 - FAIR VALUE MEASUREMENTS

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

Following is a summary as of the reporting date of the fair values and applicable level within the fair value hierarchy of assets and liabilities measured at fair value on a recurring basis:

At June 30, 2014:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Description:
Warrant derivative liabilities	$-	$-	$571,000

At June 30, 2013:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Description:
Warrant derivative liabilities	$-	$-	$143,000

The table below sets forth a summary of changes in the fair value of our Level 3 financial instruments for the twelve months ended June 30, 2014:

Fair value measurements of warrants using significant unobservable inputs (Level 3)
Balance at June 30, 2013	$143,000
Change in fair value of warrant liability	330,000
Warrant re-pricing modification charge (Note 7)	98,000
Balance at June 30, 2014	$571,000

The fair value of new warrant derivative liabilities and the change in the estimated fair value of derivative liabilities that we recorded during the twelve months ended June 30, 2013, related to warrants issued in connection with our private placement transactions and Baytree Advisory Agreement (see Note 7).

Quantitative Information about Significant Unobservable Inputs used in Level 3 Fair Value Measurements

The following table represents the Plan’s level 3 financial instruments at June 30, 2014, the valuation techniques used to measure the fair value of those financial instruments, and the significant unobservable inputs and the ranges of values for those inputs:

Instrument	Fair Value	Principal Valuation Technique	Significant Unobservable Inputs	Range of Significant Input Values

Warrant derivative liabilities	$571,000	Monte Carlo simulation	Volatility	100%

			Risk free rates	1.00% – 0.86%

			Probability of subsequent financing	100%

NOTE 11 - OTHER RELATED PARTY TRANSACTIONS

Distribution/Manufacturing Agreements

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

Pursuant to our standard purchase order terms and conditions, during the twelve months ended June 30, 2014 and 2013, the Company purchased approximately $0 and $29,000, respectively, of charger products from Current Ways, Inc., which was not subject to the distribution fee or royalties referred to above under the Term Sheet Agreement.

On August 1, 2009, the Company entered into a Manufacturing Implementation Agreement (the “Manufacturing Agreement”) with LHV Power pursuant to which Flux Power granted LHV Power a right of first refusal to manufacture our battery management systems and agreed to pay for any specialized tooling LHV Power may require to manufacture Flux Power’s battery management systems. The Manufacturing Agreement expired on August 1, 2014. During the twelve months ended June 30, 2014 and 2013, the Company paid approximately $0 and $108,000, respectively, to LHV Power pursuant to the Manufacturing Agreement.

Sale of Assets

In January 2014, our former CEO and current board director, Chris Anthony, purchased various equipment items which had been fully depreciated and for which Flux Power anticipated no further use for $3,000.

Transactions with Epic Boats

Effective July 1, 2013, we relocated our principal office and manufacturing to the Epic Boats (an entity founded and controlled by Chris Anthony, our board member and former Chief Executive Officer) facility in Vista, California. We entered into a month-to-month sublease agreement for shared space with Epic Boats.

On March 1, 2014, the landlord terminated its lease with Epic Boats resulting in the termination of our previous sublease agreement with Epic Boats, and entered into a lease with Flux Power as lessee. On February 25, 2014, Flux power entered into a two-year sublease agreement to rent the property, at $12,130 per month, with an annual increase of 3%. The agreement provides for monthly payments of approximately 10% of the monthly rental payment. On March 26, 2014, Flux Power as the sub-lesser entered into a new sublease agreement with Epic Boats as the sub-lessee, whereas Epic Boats agrees to pay Flux Power 10% of facility costs on a month to month basis, for a period no longer than through the end of the two year lease agreement. We believe our facility at Vista, California provide adequate space for our current and projected needs.

The Company paid to, and received from, Epic Boats $37,000 and $7,000 during the year ended June 30, 2014 related to sublease rent expense and income, respectively.

On October 21, 2009, we entered into an agreement with Epic Boats where Epic Boats assigned and transferred to Flux Power the entire right, title, and interest into products, technology, intellectual property, inventions and all improvements thereof, for several product types. As of this date, Flux Power began selling products to Epic Boats under Flux Power's standard terms and conditions and has continued to sell products to Epic Boats as a customer. During the fiscal years ended June 30, 2014 and 2013, Flux Power sold approximately $3,000 and $61,000, respectively, of product to Epic Boats. The customer deposits balance received from Epic Boats at June 30, 2014 and 2013 is approximately $136,000 and $138,000, respectively. There were no receivables outstanding from Epic Boats as of June 30, 2014.

NOTE 12 - CONCENTRATIONS

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and unsecured trade accounts receivable. The Company maintains cash balances at a financial institution in San Diego, California. Accounts at this institution are secured by the Federal Deposit Insurance Corporation. As of June 30, 2014, cash totaled approximately $116,000, which consists of funds held in a non-interest bearing bank deposit account. The Company has not experienced any losses in such accounts. Management believes that the Company is not exposed to any significant credit risk with respect to its cash.

Customer Concentrations

During the twelve months ended June 30, 2014, the Company had two major customers that each represented more than 10% of its revenues on an individual basis, or approximately $129,000 or 36% of the Company’s total revenues, which was a result of sales to two customers, Penguin ASI and Southern States Motive Power, which represented $67,000 or 18.7% and $62,000 or 17.3% of sales, respectively.

During the twelve months ended June 30, 2014, the Company had one major customer that represented more than 10% of its revenues on an individual basis, or approximately $480,000 or 62% of the Company’s total revenues which was a result of the Company recognizing deferred revenue as previously reported. Revenue from our customer, Wheego Electric Cars (“Wheego”) is recognized on the sell-through method with their customer, which was completed during the Company’s fourth quarter of fiscal 2013.

The following table represents customers that are more than 10% of its revenues on an individual basis for the twelve months ended June 30, 2014 and 2013:

	2014		2013
Customers:
Penguin ASI	$67,000	19%	$-	-
Southern States Motive Power	62,000	17%	-	-
Wheego	-	-	480,000	62%

Subtotal	129,000	36%	480,000	62%

Other customers (39)	229,000	64%	292,000	38%

Total revenue	$358,000	100%	$772,000	100%

Suppliers/Vendor Concentrations

We obtain a limited number of components and supplies included in our products from a small group of suppliers. During the fiscal year ended June 30, 2014 we had two suppliers who accounted for more than 10% of our total purchases, on an individual basis. Purchases for these two suppliers totaled $96,000 for a total of 38.7% of our total purchases.

We obtain a limited number of components and supplies included in our products from a small group of suppliers. During the fiscal years ended June 30, 2013 we had one supplier who accounted for more than 10% of our total purchases. LHV Power accounted for 34% of our total purchases.

In the past we have sourced Lithium batteries from a number of suppliers. We realign our battery sourcing periodically to improve consistency, responsiveness, and quality.

NOTE 13 – SUBSEQUENT EVENTS

On July 23, 2014, the Company and Institutional Analyst approved a stock option grant of 400,000 options as compensation for services provided, as part of the contract approved December 18, 2013. Institutional Analyst has provided investor relations services. The non-qualified stock options vested immediately with an exercise price of $0.06 per share.

On July 31, 2014, the board approved a second round of financing for 2014. As such, starting in August 2014, the Company has been conducting a Private Placement Offering of Units (“September Offering”) that is intended to raise a total of $990,000. As of October 7, 2014, we have sold 1.58 units to 9 accredited investors (“Investors”) for total gross proceeds of $142,500, pursuant to which we issued 1,583,333 shares of common stocks and warrants to purchase up to 791,667 shares of common stock. The warrants are exercisable for three years and each warrant entitles the holder to purchase one share of common stock at $0.25 per share. The units were offered only to accredited investors and the purchase price of each unit was $90,000, with each unit consisting of 1,000,000 shares of common stock and 500,000 warrants. Security Research Associates, Inc. (“SRA”) served as our placement agent. We paid SRA $6,750 and issued a warrant to purchase 75,000 shares of our common stock at an exercise price of $0.09 for its services as our private placement agent. The securities offered and sold have not been registered under the Securities Act. The securities were offered and sold in reliance upon exemptions from registration pursuant to Rule 506 promulgated thereunder.

On August 21, 2014, we borrowed $25,000 under our Bridge Loan Note with Esenjay. This takedown represents our only outstanding debt under our three credit lines. Total unused credit under these lines is $3,225,000. Esenjay has no obligation to loan funds and the right to not advance funds under these facilities. For the takedown, the interest rate is 6% and the note matures December 31, 2015.

On October 2, 2014, the Company entered in a line of credit agreement in the maximum amount of $500,000 (“Line of Credit”) with Leon Frenkel (“Lender”). Borrowings under the Line of Credit bears interest at 8% per annum, with all unpaid principal and accrued interest due and payable on September 19, 2016 pursuant to the terms of the Secured Convertible Promissory Note (the “Note”). In addition, at the election of Lender, all or any portion of the outstanding principal, accrued but unpaid interest and/or late charges under the Note may be converted into shares of the Company’s common stock at any time at a conversion price of $0.12 per share. Borrowings under the Note are guaranteed by the Company and its wholly owned subsidiary, and are secured by all of the assets of the Company pursuant to the terms of a certain Security Agreement and Guaranty Agreement dated as of October 2, 2014. Proceeds from the Line of Credit can be solely used for working capital purposes. As of October 7, 2014, the Company has borrowed approximately $100,000 under the Note. In connection with the Line of Credit, the Company issued a Warrant Certificate to the Lender, entitling the Lender to purchase a certain number of shares of common stock of the Company equal to the outstanding advances under the Note divided by the Conversion Price, for a term of five years, and at an exercise price per share equal to $0.20. The Lender has no other material relationship with the Company or its affiliates.

The Company has retained Security Research Associates Inc. (“SRA”), on a best-efforts basis, as its placement agent for the placement of debt. The Company will pay to SRA for services rendered in conjunction with this debt financing in the amount of five percent (5%) of the gross proceeds raised and a warrant for the purchase of the Common Shares. The number Common Shares subject to the warrant will equal five percent (5%) of the aggregate gross proceeds from the Note received by the Company from the Lender divided by Twenty Cents ($0.20) per share. The warrant will have a term of three (3) years and will include cashless exercise provisions as well as representations and warranties that are customary and standard in warrants issued to placement agents or underwriters. The exercise price will equal twenty cents ($0.20). The Company also agrees to reimburse SRA periodically, upon request, or upon termination of SRA’s services, for SRA’s expenses incurred in connection with SRA’s financial advisory services, including fees and expenses of legal counsel, travel expenses and printing. All such non-accountable fees and expenses for the debt offering shall not exceed a combined aggregate amount of one thousand dollars ($1,000).

