Form 10-Q
period 2014-09-30
Flux Power Holdings, Inc.
filed 2014-11-14
CIK 1083743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes   ☑   No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☑   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of: November 14, 2014
Common Stock, $0.001 par value	96,947,446

FLUX POWER HOLDINGS, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2014

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” below. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would,” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements include, among other things, statements relating to:

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

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this report only:

•	the “Company,” “we,” “us,” and “our” refer to the combined business of Flux Power Holdings, Inc., a Nevada corporation and its wholly-owned subsidiary, Flux Power, Inc. (“Flux Power”), a California corporation;
•	“Exchange Act” refers the Securities Exchange Act of 1934, as amended;
•	“SEC” refers to the Securities and Exchange Commission; and
•	“Securities Act” refers to the Securities Act of 1933, as amended.

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Item 1. Financial Statements

	September 30, 2014 (Unaudited)	June 30, 2014
ASSETS
Current assets:
Cash	$58,000	$116,000
Accounts receivable, net	37,000	140,000
Inventories, net	102,000	85,000
Other current assets	39,000	18,000

Total current assets	236,000	359,000

Other assets	27,000	25,000
Property, plant and equipment, net	74,000	78,000

Total assets	$337,000	$462,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$443,000	$320,000
Accrued expenses	222,000	219,000
Customer deposits from related party	136,000	136,000
Warrant derivative liability	133,000	571,000
Total current liabilities	934,000	1,246,000

Long term liabilities:
Related party note payable	25,000	-
Line of credit, net of discount	20,000	-

Total liabilities	979,000	1,246,000
Commitments and contingencies (Note 5)
STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value: authorized 5,000,000 shares, none issued and outstanding	-	-
Common stock, $0.001 par value: authorized 145,000,000 shares, 94,857,444 and 93,274,113 shares issued and outstanding as of September 30, 2014 and June 30, 2014, respectively	95,000	93,000
Additional paid-in capital	7,736,000	7,399,000
Accumulated deficit	(8,473,000)	(8,276,000)
Total stockholders’ deficit	(642,000)	(784,000)
Total liabilities and stockholders’ deficit	$337,000	$462,000

The accompanying notes are an integral part of these financial statements.

FLUX POWER HOLDINGS, INC.

CONDENDED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended September 30, 2014 and 2013

(Unaudited)

	2014	2013
Net revenue (1)	$86,000	$34,000
Cost of revenue	79,000	21,000

Gross profit	7,000	13,000

Operating expenses:
Selling and administrative expenses	507,000	269,000
Amortization of prepaid advisory fees	-	411,000
Research and development	121,000	107,000

Total operating expense	628,000	787,000

Operating loss	(621,000)	(774,000)

Other income (expense):
Change in fair value of warrant derivative liability	438,000	81,000
Interest expense, net	(14,000)	(53,000)

Net loss	$(197,000)	$(746,000)

Net loss per common share – basic and diluted	$(0.00)	$(0.02)

Weighted average number of common shares outstanding – basic and diluted	93,857,083	47,493,619

(1)	Includes sales to related parties of approximately $0 and $3,000 for the three months ended September 30, 2014 and 2013, respectively.

The accompanying notes are an integral part of these financial statements.

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended September 30, 2014 and 2013

(Unaudited)

	2014	2013
Cash flows from operating activities:
Net loss	$(197,000)	$(746,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,000	12,000
Amortization of prepaid advisory fees	-	411,000
Change in fair value of warrant liability	(438,000)	(81,000)
Stock-based compensation	51,000	23,000
Stock issued for services	-	20,000
Changes in operating assets and liabilities:
Accounts receivable	103,000	5,000
Inventories	(17,000)	(3,000)
Other current assets	(20,000)	57,000
Accounts payable	123,000	12,000
Accrued expenses	79,000	(108,000)
Accrued interest	-	52,000
Customer deposits	-	14,000
Customer deposits from related party	-	(2,000)
Net cash used in operating activities	(306,000)	(334,000)

Cash flows from investing activities:
Purchases of equipment	(6,000)	-
Net cash used in investing activities	(6,000)	-

Cash flows from financing activities:
Net proceeds from the sale of common stock and warrants, net of offering costs paid	129,000	-
Proceeds from related party note payable and line of credit	125,000	363,000
Net cash provided by financing activities	254,000	363,000

Net (decrease) increase in cash	(58,000)	29,000
Cash, beginning of period	116,000	20,000

Cash, end of period	$58,000	$49,000

Supplemental disclosures of Non-cash Financing Activities:
Issuance of warrants recorded as deferred financing costs	$3,000	$-
Debt discount related to warrants and beneficial conversion feature	$80,000	-

The accompanying notes are an integral part of these financial statements.

FLUX POWER HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

NOTE 1 – BASIS OF PRESENTATION AND NATURE OF BUSINESS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) applicable to interim reports and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 filed with the SEC. In the opinion of management, the accompanying condensed consolidated interim financial statements include all adjustments, necessary in order to make the financial statements not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or any other future period. Certain notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Company’s Annual Report on Form 10-K have been omitted. The accompanying condensed consolidated balance sheet at June 30, 2014 has been derived from the audited balance sheet at June 30, 2014 contained in such Form 10-K.

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

Flux Power develops and sells rechargeable advanced energy storage systems. The Company has structured its business around its core technology, “The Battery Management System” (“BMS”). The Company’s BMS provides three critical functions to their battery systems: cell balancing, monitoring and error reporting. Using its proprietary management technology, the Company is able to offer complete integrated energy storage solutions or custom modular standalone systems to their clients. The Company has also developed a suite of complementary technologies and products that accompany their core products. Sales during the three months ended September 30, 2014 and 2013 were primarily to customers located throughout the United States.

As used herein, the terms “we,” “us,” “our,” and “Company” mean Flux Power Holdings, Inc., unless otherwise indicated. All dollar amounts herein are in U.S. dollars unless otherwise stated.

NOTE 2 – LIQUIDITY AND GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred an accumulated deficit of $8,473,000 through September 30, 2014, and as of September 30, 2014 had limited cash and a working capital deficit. To date, the Company’s revenues and operating cash flows have not been sufficient to sustain its operations and it has relied on debt and equity financing to fund its operations. Management estimates that additional capital of approximately $1.6 million is required to fund planned operations through June 30, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon our ability to raise additional capital on a timely basis until such time as revenues and related cash flows are sufficient to fund our operations.

Management plans to continue to seek funding, as necessary, through private placements of equity securities. The Company initiated a private placement in August 2014 to raise $990,000. A total of $322,500 has been raised as of November 14, 2014. In addition, the Company is pursuing other investment structures that management believes may generate the necessary funding for the Company. Although management believes that the additional required funding will be obtained, there is no guarantee the Company will be able to obtain the additional required funds on a timely basis or that funds will be available on terms acceptable to the Company. If such funds are not available when required, management will be required to curtail its investments in additional sales and marketing and product development resources, and capital expenditures, which may have a material adverse effect on the Company’s future cash flows and results of operations, and its ability to continue operating as a going concern. The accompanying financial statements do not include any adjustments that would be necessary should the Company be unable to continue as a going concern and, therefore, be required to liquidate its assets and discharge its liabilities in other than the normal course of business and at amounts that may differ from those reflected in the accompanying condensed consolidated financial statements.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company’s significant accounting policies consistently applied in the preparation of the accompanying condensed consolidated financial statements follows:

Basis of Consolidation

The condensed consolidated financial statements include the Flux Power Holdings, Inc. and its wholly-owned subsidiary Flux Power Inc. after elimination of all intercompany accounts and transactions.

Subsequent Events

Management has evaluated events subsequent to September 30, 2014 through the date filed with the Securities and Exchange Commission for transactions and other events that may require adjustment of and/or disclosure in such financial statements.

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

Cash and Cash Equivalents

As of September 30, 2014, cash totaled approximately $58,000 and consists of funds held in a non-interest bearing bank deposit account. The Company considers all highly liquid short term investments with maturities of less than three months when acquired to be cash equivalents. The Company had no other cash equivalents at September 30, 2014 and June 30, 2014.

Fair Values of Financial Instruments

The carrying amount of our accounts payable and accounts receivable approximates their estimated fair values due to the short-term maturities of those financial instruments. The carrying amount of notes payable and line of credit approximates their fair value as the interest approximates current market interest rates for the similar instruments. Derivative liabilities recorded in connection with warrants are reported at their estimated fair value, with changes in fair value being reported in results of operations (see Note 8). Except for derivative liabilities referenced above, the Company does not have any other assets or liabilities that are measured at fair value on a nonrecurring basis.

Accounts Receivable and Customer Deposits

Accounts receivable are carried at their estimated collectible amounts. The Company may require advance deposits from its customers prior to shipment of the ordered products. The Company has not experienced collection issues related to its accounts receivable, and has not recorded an allowance for doubtful accounts at either September 30, 2014 or June 30, 2014.

Inventories

Inventories consist primarily of battery management systems and the related subcomponents, and are stated at the lower of cost (first-in, first-out) or market. The Company evaluates inventories to determine if write-downs are necessary due to obsolescence or if the inventory levels are in excess of anticipated demand at market value based on consideration of historical sales and product development plans. The Company did not record an adjustment related to obsolete inventory at either September 30, 2014 or June 30, 2014.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation and amortization are provided using the straight-line method over the estimated useful lives, of the related assets ranging from three to ten years, or, in the case of leasehold improvements, over the lesser of the useful life of the related asset or the lease term.

 Stock-based Compensation

Pursuant to the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 718-10, Compensation–Stock Compensation, which establishes accounting for equity instruments exchanged for employee service, we utilize the Black-Scholes option pricing model to estimate the fair value of employee stock option awards at the date of grant. This model, which requires the input of highly subjective assumptions, includes expected volatility and expected life of the options. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions will be based on, or determined from, external data and other assumptions may be derived from our historical experience with stock-based payment arrangements. The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances. In accordance with this guidance, the estimated grant-date fair value of options expected to vest is recognized as compensation expense on a pro-rata basis over the vesting period of the options.

Common stock or equity instruments such as warrants issued for services to non-employees are valued at their estimated fair value at the measurement date (the date when a firm commitment for performance of the services is reached, typically the date of issuance, or when performance is complete).

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, price is fixed or determinable, and collectability of the selling price is reasonably assured. Delivery occurs when risk of loss is passed to the customer, as specified by the terms of the applicable customer agreements. When a right of return exists, contractually or implied, the Company recognizes revenue on the sell-through method. Under this method, revenue is not recognized upon delivery of the inventory components. Instead, the Company records deferred revenue upon delivery and recognize revenue when the inventory components are sold through to the end user. During the three months ended September 30, 2014 and 2013, the Company did not record any deferred revenue.

Sales Returns and Allowances

The Company evaluates its exposure to sales returns and allowances based on historical experience. The Company has not experienced returns during the three months ended September 30, 2014 and 2013, and accordingly, the Company did not record sales returns and allowance.

Product Warranties

The Company evaluates its exposure to product warranty obligations based on historical experience. Our products are warrantied for five years unless modified by a separate agreement. As of September 30, 2014 and June 30, 2014, the Company recorded warranty liability of approximately $12,000, which was included in accrued expenses on the Company’s balance sheet.

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

We also follow the provisions of FASB ASC Topic No.740 relating to uncertain tax provisions and have analyzed filing positions in all of the federal and state jurisdictions where the Company is required to file income tax returns, as well as all open tax years in these jurisdictions. Based on our analysis, no unrecognized tax benefits have been identified as of September 30, 2014 or June 30, 2014, and accordingly, no additional tax liabilities have been recorded.

Net Income (Loss) Per Common Share

The Company calculates basic income (loss) per common share by dividing net earnings or loss by the weighted average number of common shares outstanding during the periods. Diluted earnings (loss) per common share include the impact from all dilutive potential common shares relating to outstanding convertible securities.

For the three months, ended September 30, 2014, basic and diluted weighted-average common shares outstanding were 93,857,083. The Company incurred a net loss for the three months ended September 30, 2014, and therefore, basic and diluted loss per share for those periods are the same because the inclusion of potential common equivalent shares were excluded from diluted weighted-average common shares outstanding during the period, as the inclusion of such shares would be anti-dilutive. As of September 30, 2014, there were 2,625,992 potentially dilutive common shares outstanding, which include common shares underlying outstanding stock options and warrants that were excluded from diluted weighted-average common shares outstanding.

For the three months, ended September 30, 2013, basic and diluted weighted-average common shares outstanding were 47,493,619. The Company incurred a net loss for the three months ended September 30, 2013, and therefore, basic and diluted loss per share for those periods are the same because the inclusion of potential common equivalent shares were excluded from diluted weighted-average common shares outstanding during the period, as the inclusion of such shares would be anti-dilutive. As of September 30, 2013, there were 808,662 potentially dilutive common shares outstanding, which include common shares underlying outstanding stock options and warrants that were excluded from diluted weighted-average common shares outstanding.

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

New Accounting Standards

In August 2014, The FASB issued Accounting Standards Update (ASU) No. 2014-15 regarding ASC topic No. 205, Presentation of Financial Statements – Going Concern. The standard requires all companies to evaluate if conditions or events raise substantial doubt about an entity’s ability to continue as a going concern and requires different disclosure of items that raise substantial doubt bit are, or are not, alleviated as a result of consideration of management’s plans. ASU 2014-15 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. Early adoption is permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

NOTE 4 - RELATED PARTY NOTES PAYABLE AND LINE OF CREDIT

In October 2011, we entered into a revolving promissory note agreement (“Revolving Note”) for $1,000,000 with Esenjay Investments, LLC (“Esenjay”), which is one of our major stockholders who beneficially own approximately 47% of our common stock. Mr. Michael Johnson is a current member of our board of directors and is the director and sole shareholder of Esenjay. The Revolving Note had an interest rate of 8% per annum, and an original maturity date of September 30, 2013, as amended, and borrowings under this line are secured by substantially all of the assets of the Company. As of September 30, 2013, the balance outstanding payable on the note was $1,000,000. On October 16, 2013, we entered into the Second Amendment to the Revolving Note pursuant to which the Revolving Note was amended to: (i) extend the maturity date from September 30, 2013, to December 31, 2015; (ii) change the interest rate on the outstanding principal amount as of October 16, 2013, and forward to 6% per annum, and (iii) grant the holder of the Revolving Note the option to convert any or all of the amount outstanding under the Revolving Note, as amended, into shares of our common stock at a conversion price of $ 0.30 per share until December 31, 2015.

On March 7, 2012, we entered into an additional note payable agreement with Esenjay for $250,000 (“Bridge Note”). The Bridge Note had an original maturity date of March 7, 2014, and bore interest at the rate of 8% per annum. As of September 30, 2013, the balance outstanding payable on the Bridge Note was $250,000 and there were no further funds available under the Bridge Note. On October 16, 2013, we entered into the First Amendment to the Bridge Loan Promissory Note (the “Amendment”) pursuant to which the Bridge Note was amended to: (i) extend the maturity date from March 7, 2014, to December 31, 2015; (ii) change the interest rate on the outstanding principal amount as of October 16, 2013, and forward to 6% per annum; and (iii) grant the holder of the Bridge Note the option to convert any or all of the amount outstanding under the Bridge Note, as amended, into shares of our common stock at a conversion price of $0.30 per share until December 31, 2015. As of September 30, 2014, the remaining principal balance on the Bridge Note was $25,000.

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

During fiscal 2014, a total of $3,136,000 of debt principal was converted to equity, which resulted in an ending balance of $0 for the Revolving Note, Bridge Note and Line of Credit at June 30, 2014. The exchange was accounted for as a capital transaction in accordance with ASC Topic No. 470-50-40, “Debt, Modifications and Extinguishments”. Accordingly, no gain or loss was recognized.

On August 21, 2014, we borrowed $25,000 under our Bridge Loan Note with Esenjay. This takedown represents our only outstanding debt under our three credit lines as of September 30, 2014. Total unused credit under these debt instruments was $3,225,000 at September 30, 2014. Esenjay has no obligation to loan funds and the right to not advance funds under these facilities. For the takedown, the interest rate is 6% and the note matures December 31, 2015.

On  October 2, 2014, the Company entered in a line of credit agreement in the maximum amount of $500,000 (“Second Line of Credit”) with Leon Frenkel (“Lender”). The Lender had advanced funds totaling $50,000 on September 19, 2014 and $50,000 on September 30, 2014, in anticipation of signing the Second Line of Credit on October 2, 2014. Borrowings under the Second Line of Credit bears interest at 8% per annum, with all unpaid principal and accrued interest due and payable on September 19, 2016 pursuant to the terms of the Secured Convertible Promissory Note (the “Note”). In addition, at the election of Lender, all or any portion of the outstanding principal, accrued but unpaid interest and/or late charges under the Second Line of Credit may be converted into shares of the Company’s common stock at any time at a conversion price of $0.12 per share. Borrowings under the Second Line of Credit are guaranteed by the Company and its wholly owned subsidiary, and are secured by all of the assets of the Company pursuant to the terms of a certain Security Agreement and Guaranty Agreement dated as of October 2, 2014. Proceeds from the Second Line of Credit can be solely used for working capital purposes. As of September 30, 2014, the Company borrowed a total of $100,000 under the Second Line of Credit. As of November 14, 2014, the Company has borrowed approximately $190,000 under the Second Line of Credit. In connection with the Second Line of Credit, Lender is entitled to purchase a certain number of shares of common stock of the Company equal to the outstanding advances under the Second Line of Credit divided by the conversion price of $0.12, for a term of five years, at an exercise price per share equal to $0.20. Accordingly, in connection with the advance of $190,000, Lender will be issued a warrant, pursuant to which he may exercise into 1,583,333 shares of common stock at $0.20 per share. The Lender has no other material relationship with the Company or its affiliates. The estimated relative fair value of warrants issued in connection with advances under the Second Line of Credit is recorded as a debt discount and is amortized as additional interest expense over the term of the underlying debt. In connection with advances under the Second Line of Credit through September 30, 2014 the Company issued 833,333 warrants to Lender and recorded debt discount of approximately $40,000 based on the relative fair value of these warrants. In addition, as the effective conversion price of the debt was less than the market price of the underlying common stock on the date of issuance, the Company recorded additional debt discount of approximately $40,000 related to the beneficial conversion feature. As of September 30, 2014, the $100,000 principal amount outstanding under this agreement is presented net of unamortized debt discount totaling $80,000.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

From time to time, we may be involved in litigation relating to claims arising out of our operations. As of September 30, 2014, we are not a party to any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or operating results.

NOTE 6 - STOCKHOLDERS’ EQUITY

At September 30, 2014, the Company had 145,000,000 shares of common stock, par value of $0.001 authorized for issuance.

In addition, at September 30, 2014 the Company is authorized to issue up to 5,000,000 shares of preferred stock, par value of $0.001 in one or more classes or series within a class pursuant to our Articles of Incorporation. There are currently no shares of preferred stock issued and outstanding.

Holders of common stock are entitled to receive dividends, when, as, and if declared by the Board of Directors, out of any assets legally available to the Company. Dividends are declared and paid in an equal per-share amount on the outstanding shares of each series of common stock. To date the Board of Directors has neither declared nor paid common stock dividends to shareholders.

Common Stock and Warrants

Private Placements – Fiscal 2015

On July 31, 2014, the board approved a second round of financing for calendar year 2014. As such, starting in August 2014, the Company has been conducting a Private Placement Offering of Units (“September Offering”) that is intended to raise a total of $990,000. As of September 30, 2014, we have sold 1.58 units to 9 accredited investors (“Investors”) for total gross proceeds of $142,500, pursuant to which we issued 1,583,333 shares of common stock and warrants to purchase up to 791,667 shares of common stock. The warrants are exercisable for three years and each warrant entitles the holder to purchase one share of common stock at $0.25 per share. The units were offered only to accredited investors and the purchase price of each unit was $90,000, with each unit consisting of 1,000,000 shares of common stock and 500,000 warrants. Security Research Associates, Inc. (“SRA”) served as our placement agent. SRA earned a cash commission of $12,825 based on 9% of gross proceeds and was issued a warrant to purchase 142,500 shares of our common stock at an exercise price of $0.09 for its services as our private placement agent. The cash commission of $12,825 and the estimated fair value of these warrants of approximately $10,300 was recorded as a cost of equity financing. The securities offered and sold have not been registered under the Securities Act. The securities were offered and sold in reliance upon exemptions from registration pursuant to Rule 506 promulgated thereunder.

Private Placements – Fiscal 2014

From January to March 2014, the Company conducted a Private Placement Offering of Units (“March Offering”). The Units were offered only to accredited investors and the purchase price of each Unit was $60,000, with each Unit consisting of 1,000,000 shares of common stock and 500,000 warrants. The warrants are exercisable for 5 years and each warrant entitles the holder to purchase one share of common stock at an exercise price of $0.20 per share. On March 12, 2014, the Company completed the March Offering by selling an aggregate of 32.4 Units to 41 accredited investors resulting in the conversion of debt to equity in the amount of $550,000 and cash proceeds of approximately $1,394,000, and issuance of 32,400,000 shares of common stock and warrants to purchase up to 16,200,000 shares of common stock. The March Offering was conducted in three tranches. On January 13, 2014, we completed our first tranche of the March Offering by selling 10 Units to Esenjay for an aggregate purchase price of $600,000, of which (i) $200,000 was paid in cash, and (ii) $400,000 was a conversion of $400,000 of principal amount outstanding under the Revolving Note, as amended (see Note 4). In connection with Esenjay’s purchase of the Units, we issued 10,000,000 shares of our common stock and warrants to purchase up to 5,000,000 shares of our common stock. On February 14, 2014, we completed our second tranche of the March Offering by selling 2.8 Units to five accredited investors for an aggregate purchase price of $168,000, all of which were paid in cash. In connection with the closing of the second tranche, we issued a total of 2,800,000 shares of our common stock and warrants to purchase up to 1,400,000 shares of our common stock. On March 12, 2014, we completed the final tranche, to a cumulative total of 41 accredited investors, of the March Offering by closing on the sale of 19.6 Units for total purchase price of $1,176,000, pursuant to which we issued 19,600,000 shares of common stock and warrants to purchase up to 9,800,000 shares of common stock. Esenjay participated in the final tranche by purchasing a total of 2.5 Units for an aggregate purchase price of $150,000, of which the $150,000 was a conversion of principal amount outstanding under the Revolving Note, as amended (see Note 4).

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

All of the above mentioned debt conversions have been accounted for as a capital transaction in accordance with FASB ASC Topic No. 470-50-40, “ Debt, Modifications and Extinguishments ”. Accordingly, no gain or loss has been recognized.

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

Private Placements – Fiscal 2013 and Fiscal 2012

During fiscal years 2012 and 2013, the Company issued 5,347,839 shares of common stock and 1,069,570 five year warrants to purchase shares of our common stock at an exercise price of $0.41 per share, resulting in aggregate proceeds of approximately $2,215,000, pursuant to private placement transactions. Tranches of these transactions closed during each month during June through August of 2012 and a final tranche in October of 2012.

Repricing of Warrants

The fiscal year 2013 and fiscal year 2012 offering (see above) included warrants issued at a price of $0.20, which triggered an anti-dilution protection for Company’s warrant holders issued under our 2012 Private Placements that were issued for an offering price of our common stock at $0.41. As a result, the Board of Directors gave approval to amend the exercise price of 2,907,347 common share purchase warrants issued by way of our completed 2012 Private Placements, which included the July, August and October 2012 closings of 507,019, our June 2012 closing of 562,551 and the Baytree advisory agreement warrants of 1,837,777. The exercise price of the 2,907,347 common share purchase warrants was reduced to $0.27 from $0.41 per warrant share and applies to all warrants issued in our 2012 Private Placements. On April 2, 2014, the Company provided notice of adjustment to the Warrant Holders in accordance with the applicable section of the warrant certificate. The remaining terms, including expiration dates, of all warrants remain unchanged. The modified exercise price of the warrants to $0.27 resulted in a repricing modification charge of $98,000 that was recorded as a cost of capital raised in connection with the offering. For subsequent stock and warrant issuances including the debt conversion on June 11, 2014, the private placements in August and September, and the convertible credit line in September, the review of potential repricing of warrants resulted no further change from the exercise price of $0.27.

Advisory Agreements

Catalyst Global LLC. On October 14, 2013, the Company entered into a contract with Catalyst Global LLC (“CGL”), pursuant to which CGL agreed to provide investor relations services for 12 months in exchange for monthly fees of $2,000 per month and 450,000 shares of restricted common stock issued as follows: 180,000 shares upon signing and the balance vesting pro rata upon each of the three-, six-, and nine-month anniversaries of the contract. The initial tranche was valued at $0.05 per share or $9,000 when issued on November 8, 2013. During the three months ended September 30, 2014, we recorded expense of approximately $2,000. As of September 30, 2014, the total remaining balance of the prepaid investor relation services was approximately $1,000, and is included in other current assets and will be fully amortized by the end of the contract in October 2014.

On March 19, 2014, the Company issued the second tranche shares valued at $ 0.38 per share, based on the price per share of the Company’s common stock. The costs associated with the 90,000 shares issued of $34,000 is being amortized over the remaining annual contract ending in October 2014. During the three months ended September 30, 2014, we recorded expense of approximately $17,000. As of September 30, 2014, the remaining balance of the prepaid investor relation services relating to the second tranche is $0.

On April 23, 2014, the Company issued the third tranche shares valued at $ 0.30 per share, based on the price per share of the Company’s common stock. The costs associated with the 90,000 shares issued of $27,000 is being amortized over the remaining annual contract ending in October 2014. During the three months ended September 30, 2014, we recorded expense of approximately $14,000. As of September 30, 2014, the remaining balance of the prepaid investor relation services relating to the third tranche is $0.

As of September 30, 2014, a liability was established to accrue for estimated costs of the fourth and final tranche that was issued on October 15, 2014, and was valued at $0.12 per share, based on the price per share of the Company’s common stock. The costs associated with the 90,000 shares issued of $10,800 will be fully expensed upon issuance, based on terms of the contract.

Security Research Associates, Inc. On June 26, 2013, the Company entered into an agreement with Security Research Associates, Inc., (“SRA”), pursuant to which SRA agreed to provide business and advisory services. SRA served as our placement agent in connection with the Company’s 2014 Private Placement Offering (“Offering”) and was paid cash compensation in the amount of 9% of the gross proceeds raised and a warrant to purchase the number of shares of our common stock equal to 9% of the aggregate gross proceeds from the Offering received by the Company from all investors (excluding Esenjay) placed by SRA divided by $0.06 per share. SRA was paid $107,460 in cash and reimbursement for related expenses of approximately $10,000 and issued a warrant to purchase 1,791,000 shares of our common stock at an exercise price of $0.06 for its services as our private placement agent in the Offering. In connection with this agreement, the estimated fair value of the warrants issued in the approximate amount of $107,460 (1,791,000 warrants at $0.06) and related expenses of approximately $10,000 was recorded as an offset to equity related to expense associated with the Offering. The Company’s contract with SRA has been amended to reflect renewal to support the March 2014 placement and the recent August 2014 placement. In connection with the August 2014 placement, SRA earned a cash commission of $12,825 based on 9% of total gross proceeds raised and issued a warrant to purchase 142,500 shares of our common stock at an exercise price of $0.09 for its services as our private placement agent. The securities offered and sold have not been registered under the Securities Act. The securities were offered and sold in reliance upon exemptions from registration pursuant to Rule 506 promulgated thereunder.

The Company has retained SRA on a best-efforts basis, as its placement agent for the placement of debt. The Company will pay to SRA for services rendered in conjunction with this debt financing in the amount of five percent (5%) of the gross proceeds raised and a warrant for the purchase of the Common Shares. The number Common Shares subject to the warrant will equal five percent (5%) of the aggregate gross proceeds from the Note received by the Company from the Lender divided by Twenty Cents ($0.20) per share. The warrant will have a term of three (3) years and will include cashless exercise provisions as well as representations and warranties that are customary and standard in warrants issued to placement agents or underwriters. The exercise price will equal twenty cents ($0.20). The Company also agrees to reimburse SRA periodically, upon request, or upon termination of SRA’s services, for SRA’s expenses incurred in connection with SRA’s financial advisory services, including fees and expenses of legal counsel, travel expenses and printing. All such non-accountable fees and expenses for the debt offering shall not exceed a combined aggregate amount  of ten thousand dollars ($10,000). For the three months ended September 30, 2014, SRA earned $5,000 in cash commissions and 41,667 warrants with an estimated fair value of $3,000 based on loan proceeds on the Frenkel loan. As of November 14, 2014, SRA earned a cash commission of $9,500 at 5% of gross proceeds; and a right to exercise 79,167 warrants, exercisable into shares of common stock at $0.12 per share.

Warrant Activity

Warrant activity during the three months ended September 30, 2014 and related balances outstanding as of such dates are reflected below:

	Number	Weighted Average Exercise Price Per Share	Remaining Contract Term (# years)
Shares purchasable under outstanding warrants at June 30, 2014	22,798,347	$0.21
Stock purchase warrants issued	1,809,167	0.14
Stock purchase warrants exercised	-	-
Shares purchasable under outstanding warrants at September 30, 2014	24,607,514	$0.21	2.70 - 5.00

Warrant activity during the three months ended September 30, 2013 and related balances outstanding as of such dates are reflected below:

	Number	Weighted Average Exercise Price Per Share	Remaining Contract Term (# years)
Shares purchasable under outstanding warrants at June 30, 2013	2,907,347	$0.41
Stock purchase warrants issued	-	-
Stock purchase warrants exercised	-	-
Shares purchasable under outstanding warrants at September 30, 2013	2,907,347	$0.41	3.71 - 4.09

Stock-based Compensation

During the three months ended September 30, 2014, the Company issued 400,000 non-qualified stock options of the Company’s common stock to a consultant, pursuant to a consulting agreement. These options were valued using the Black-Scholes model on the day they were originally due to be issued per agreement, and the Company recorded an accrual in the amount of $76,000 during the year ended June 30, 2014. Such options were issued in July 2014 when the current fair value of $64,000 was determined using the Black-Scholes model. The change in fair value of $12,000 was recorded as a reduction to stock based compensation expense during the period ended September 30, 2014. The Company has not registered the shares of common stock underlying stock options outstanding as of September 30, 2014.

Activity in options during the three months ended September 30, 2014 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2014	6,335,695	$0.19
Granted	400,000
Exercised	-
Forfeited and cancelled	-
Outstanding at September 30, 2014	6,735,695	$0.18	7.47
Exercisable at September 30, 2014	4,246,573	$0.17	6.67

Activity in options during the three months ended September 30, 2013 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2013	2,527,389	$0.15
Granted	3,010,973
Exercised	—
Forfeited and cancelled	—
Outstanding at September 30, 2013	5,538,362	$0.12	8.23
Exercisable at September 30, 2013	3,635,462	$0.19	7.49

Stock-based compensation expense recognized in our condensed consolidated statements of operations for the three months ended September 30, 2014 and 2013 includes compensation expense for stock-based options and awards granted, based on the grant date fair value. For options and awards granted, expenses are amortized under the straight-line method over the expected vesting period. Stock-based compensation expense recognized in the condensed consolidated statements of operations has been reduced for estimated forfeitures of options that are subject to vesting. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The closing price of our stock at September 30, 2014 was $0.11. As a result, the intrinsic value of the exercisable options at September 30, 2014 is $90,000.

We allocated stock-based compensation expense included in the condensed consolidated statements of operations for employee option grants and non-employee option grants as follows:

Three months ended September 30,	2014	2013
Research and development	$3,000	$(1,000)
General and administration	48,000	24,000
Total stock-based compensation expense	$51,000	$23,000

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. The fair value of stock options was measured at the grant date using the assumptions (annualized percentages) in the table below:

Three months ended September 30,	2014	2013
Expected volatility	100%	218%
Risk free interest rate	0.96%	1.4% to 1.7%
Forfeiture rate	0%	13%
Dividend yield	0%	0%
Expected term	3 years	3-5 years

During the three months ended September 30, 2014, options granted were fully vested on the grant date. Accordingly, a forfeiture rate was not factored into the expense calculation. On options that have vesting, the current forfeiture rate of 17% will be used.

The remaining amount of unrecognized stock-based compensation expense at September 30, 2014 is approximately $355,000, which is expected to be recognized over the weighted average period of 1.8 years.

NOTE 7 – WARRANT DERIVATIVE LIABILITY

At September 30, 2014 there were 2,907,347 outstanding warrants classified as derivative liabilities due to exercise price re-set provisions included in the underlying warrant agreements.

Warrants classified as derivative liabilities are recorded at their estimated fair values at the issuance date and are revalued at each subsequent reporting date. These warrants were determined to have an estimated fair value per share and aggregate value as of September 30, 2014 and an aggregate value as of June 30, 2014 as follows:

	Issued Warrants	Estimated Fair Value Per Share $ as of September 30, 2014	Estimated Total Fair Value in Aggregate $ as of September 30, 2014	Estimated Total Fair Value in Aggregate $ as of June 30, 2014

June 2012 Warrants	562,551	$0.05	$26,000	$110,000
July 2012 Warrants	338,013	0.05	16,000	67,000
August 2012 Warrants	120,719	0.05	6,000	24,000
October 2012 Warrants	48,287	0.05	2,000	10,000
Advisory Agreement Warrants	1,837,777	0.05	83,000	360,000
Total	2,907,347		$133,000	$571,000

The change in aggregate estimated fair value of the warrants classified as derivative liabilities during the three months ended September 30, 2014 totaling $438,000 is recorded on the accompanying condensed consolidated statement operations as other income.

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

Following is a summary as of the reporting date of the fair values and applicable level within the fair value hierarchy of assets and liabilities measured at fair value on a recurring basis:

At September 30, 2014:	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Description:
Warrant derivative liabilities	$-	$-	$133,000

At June 30, 2014:	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Description:
Warrant derivative liabilities	$-	$-	$571,000

The table below sets forth a summary of changes in the fair value of our (Level 3) financial instruments for the three months ended September 30, 2014:

	Balance at June 30, 2014	Estimated fair value of new derivative liabilities	Change in estimated fair value recognized in results of operations	Balance at September 30, 2014

Warrant derivative liabilities	$571,000	$-	$(438,000)	$133,000

NOTE 9 – OTHER RELATED PARTY TRANSACTIONS

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

The Company received $4,000 from Epic Boats during the three months ended September 30, 2014 and paid to Epic Boats $15,000 during the three months ended September 30, 2013 related to sublease rent expense and income.

On October 21, 2009, we entered into an agreement with Epic Boats where Epic Boats assigned and transferred to Flux Power the entire right, title, and interest into products, technology, intellectual property, inventions and all improvements thereof, for several product types. As of this date, Flux Power began selling products to Epic Boats under Flux Power's standard terms and conditions and has continued to sell products to Epic Boats as a customer. During the three months ended September 30, 2014 and 2013, Flux Power had $0 and $3,000 sales of product to Epic Boats, respectively. On April 7, 2014, the Company sold $3,000 worth of assets that were fully depreciated, with no anticipated use for the Company to Epic Boats. The customer deposits balance received from Epic Boats at September 30, 2014 and June 30, 2014 is approximately $136,000. There were no receivables outstanding from Epic Boats as of September 30, 2014 or June 30, 2014.

NOTE 10 – CONCENTRATIONS

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments. The Company maintains cash balances at a financial institution in San Diego, California. The Company’s cash balance at this institution is secured by the Federal Deposit Insurance Corporation. As of September 30, 2014, cash totaled approximately $58,000, which consists of funds held in a non-interest bearing bank deposit account. The Company has not experienced any losses in such accounts. Management believes that the Company is not exposed to any significant credit risk with respect to its cash.

Customer Concentrations

During the three months ended September 30, 2014, the Company had three customers that represented more than 10% of its revenues on an individual basis, and approximately $62,000 and 72%, in the aggregate.

During the three months ended September 30, 2013, the Company had five customers that represented more than 10% of its revenues on an individual basis, and approximately $28,000 and 80%, in the aggregate.

Suppliers/Vendor Concentrations

We obtain components and supplies included in our products from a small group of suppliers. During the three months ended September 30, 2014, we had four suppliers who accounted for more than 10% of our total inventory purchases on an individual basis and approximately 69% in the aggregate.

During the three months ended September 30, 2013, we had four suppliers who accounted for more than 10% of our total inventory purchases on an individual basis and approximately 77% in the aggregate.

In the past we have sourced Lithium batteries from a number of suppliers. We realign our battery sourcing periodically to improve consistency, responsiveness, and quality.

NOTE 11 – SUBSEQUENT EVENTS

As discussed in Note 4, on October 2, 2014, the Company entered in a line of credit agreement in the maximum amount of $500,000 (“Second Line of Credit”) with Leon Frenkel (“Lender”). Borrowings under the Second Line of Credit bears interest at 8% per annum, with all unpaid principal and accrued interest due and payable on September 19, 2016 pursuant to the terms of the Secured Convertible Promissory Note (the “Note”). In addition, at the election of Lender, all or any portion of the outstanding principal, accrued but unpaid interest and/or late charges under the Second Line of Credit may be converted into shares of the Company’s common stock at any time at a conversion price of $0.12 per share. Borrowings under the Second Line of Credit are guaranteed by the Company and its wholly owned subsidiary, and are secured by all of the assets of the Company pursuant to the terms of a certain Security Agreement and Guaranty Agreement dated as of October 2, 2014. Proceeds from the Second Line of Credit can be solely used for working capital purposes. As of November 14, 2014, the Company has borrowed approximately $190,000 under the Second Line of Credit. In connection with the Second Line of Credit, Lender is entitled to purchase a certain number of shares of common stock of the Company equal to the outstanding advances under the Second Line of Credit divided by the conversion price of $0.12, for a term of five years, at an exercise price per share equal to $0.20. The Lender has no other material relationship with the Company or its affiliates. In connection services provided by SRA with the placement of the note, as of November 14, 2014, SRA earned a cash commission of $9,500 at 5% of gross proceeds; and 79,167 warrants, exercisable into shares of common stock at $0.12 per share. Additionally in connection with the draw of $190,000, Lender will be issued a warrant, pursuant to which he may exercise into 1,583,333 shares of common stock at $0.20 per share.

On October 15, 2014, we issued the fourth and final tranche of shares to Catalyst Global, LLC, valued at $ 0.12 per share, based on the price per share of the Company’s common stock. The costs associated with the 90,000 shares issued of $10,800 will be amortized upon issuance.

On October 17, 2014, we sold 2 units to one (1) accredited investor for total gross proceeds of $180,000, pursuant to which we issued 2,000,000 shares of common stocks and warrants to purchase up to 1,000,000 shares of common stock. The warrants are exercisable for three years and each warrant entitles the holder to purchase one share of common stock at $0.25 per share. The units were offered only to accredited investors and the purchase price of each unit was $90,000, with each unit consisting of 1,000,000 shares of common stock and 500,000 warrants. SRA served as our placement agent. SRA earned $16,000 as a commission at 9% of gross proceeds and issued a warrant to purchase 180,000 shares of our common stock at an exercise price of $0.09 for its services as our private placement agent. The securities offered and sold have not been registered under the Securities Act. The securities were offered and sold in reliance upon exemptions from registration pursuant to Rule 506 promulgated thereunder.

On October 24, 2014, we received and accepted Mr. James Gevarges resignation letter, dated October 10, 2014, from the board of directors of Flux Power Holdings, Inc. (the “Company”), effective October 24, 2014. Mr. Gevarges’s resignation was not the result of any disagreements with the Company on any matters relating to the Company’s operations, policies or practices. Mr. Gevarges indicated that he resigned for personal reasons.

On November 3, 2014, the Company announced formation of an Advisory Board of up to six members, and named Sir Nigel Burney and Steven Capelli as inaugural Advisory Board members.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the unaudited interim condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended June 30, 2014.

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

Recent Developments

On July 23, 2014, the Company and Institutional Analyst approved a stock option grant of 400,000 options as compensation for services provided, as part of the contract approved December 18, 2013. Institutional Analyst has provided investor relations services. The non-qualified stock options vested immediately with an exercise price of $0.06 per share and were valued on the grant date, using a Black-Scholes model.

On July 31, 2014, the board approved a second round of financing for calendar year 2014. As such, starting in August 2014, the Company has been conducting a Private Placement Offering of Units (“September Offering”) that is intended to raise a total of $990,000. As of November 14, 2014, we have sold 3.58 units to 10 accredited investors (“Investors”) for total gross proceeds of $322,500, pursuant to which we issued 3,583,333 shares of common stock and warrants to purchase up to 1,791,667 shares of common stock. The warrants are exercisable for three years and each warrant entitles the holder to purchase one share of common stock at $0.25 per share. The units were offered only to accredited investors and the purchase price of each unit was $90,000, with each unit consisting of 1,000,000 shares of common stock and 500,000 warrants. Security Research Associates, Inc. (“SRA”) served as our placement agent. SRA earned a cash commission at 9%, for a total of $29,025 and we issued warrants to purchase 322,500 shares of our common stock at an exercise price of $0.09 for its services as our private placement agent. The securities offered and sold have not been registered under the Securities Act. The securities were offered and sold in reliance upon exemptions from registration pursuant to Rule 506 promulgated thereunder.

On August 21, 2014, we borrowed $25,000 under our Bridge Loan Note with Esenjay. This takedown represents our only outstanding debt under our three credit lines. Total unused credit under these lines is $3,225,000. Esenjay has no obligation to loan funds and the right to not advance funds under these facilities. For the takedown, the interest rate is 6% and the note matures December 31, 2015.

On August 21, 2014, we announced a one-time development and delivery of a 46-kilowatt, 48-volt lithium-iron phosphate battery array for Penguin Automated Systems Inc. to power a state-of-the-art, three-ton robot for underground mining and civil construction.

On  October 2, 2014, the Company entered in a line of credit agreement in the maximum amount of $500,000 (“Second Line of Credit”) with Leon Frenkel (“Lender”). The lender had advanced funds totaling $50,000 on September 19, 2014 and $50,000 on September 30, 2014, in anticipation of signing the Second Line of Credit on October 2, 2014. Borrowings under the Second Line of Credit bears interest at 8% per annum, with all unpaid principal and accrued interest due and payable on September 19, 2016 pursuant to the terms of the Secured Convertible Promissory Note (the “Note”). In addition, at the election of Lender, all or any portion of the outstanding principal, accrued but unpaid interest and/or late charges under the Second Line of Credit may be converted into shares of the Company’s common stock at any time at a conversion price of $0.12 per share. Borrowings under the Second Line of Credit are guaranteed by the Company and its wholly owned subsidiary, and are secured by all of the assets of the Company pursuant to the terms of a certain Security Agreement and Guaranty Agreement dated as of October 2, 2014. Proceeds from the Second Line of Credit can be solely used for working capital purposes. As of September 30, 2014, the Company borrowed a total of $100,000 under the Second Line of Credit. As of November 14, 2014, the Company has borrowed approximately $190,000 under the Second Line of Credit. In connection with the Second Line of Credit, Lender is entitled to purchase a certain number of shares of common stock of the Company equal to the outstanding advances under the Second Line of Credit divided by the conversion price of $0.12, for a term of five years, at an exercise price per share equal to $0.20. Accordingly, in connection with the advance of $190,000, Lender will be issued a warrant, pursuant to which he may exercise into 1,583,333 shares of common stock at $0.20 per share. The Lender has no other material relationship with the Company or its affiliates. The estimated relative fair value of warrants issued in connection with advances under the Second Line of Credit is recorded as a debt discount and is amortized as additional interest expense over the term of the underlying debt. In connection with advances under the Second Line of Credit through September 30, 2014 the Company issued 833,333 warrants to Lender and recorded debt discount of approximately $40,000 based on the relative fair value of these warrants. In addition, as the effective conversion price of the debt was less than the market price of the underlying common stock on the date of issuance, the Company recorded additional debt discount of approximately $40,000 related to the beneficial conversion feature. As of September 30, 2014, the $100,000 principal amount outstanding under this agreement is presented net of unamortized debt discount totaling $80,000.

The Company has retained SRA on a best-efforts basis, as its placement agent for the placement of debt. The Company will pay to SRA for services rendered in conjunction with this debt financing in the amount of five percent (5%) of the gross proceeds raised and a warrant for the purchase of the Common Shares. The number Common Shares subject to the warrant will equal five percent (5%) of the aggregate gross proceeds from the Note received by the Company from the Lender divided by Twenty Cents ($0.20) per share. The warrant will have a term of three (3) years and will include cashless exercise provisions as well as representations and warranties that are customary and standard in warrants issued to placement agents or underwriters. The exercise price will equal twenty cents ($0.20). The Company also agrees to reimburse SRA periodically, upon request, or upon termination of SRA’s services, for SRA’s expenses incurred in connection with SRA’s financial advisory services, including fees and expenses of legal counsel, travel expenses and printing. All such non-accountable fees and expenses for the debt offering shall not exceed a combined aggregate amount  of ten thousand dollars ($10,000). For the three months ended September 30, 2014, SRA earned $5,000 in cash commissions and 41,667 warrants with an estimated fair value of $3,000 based on loan proceeds on the Frenkel loan. As of November 14, 2014, SRA earned a cash commission of $9,500 at 5% of gross proceeds; and a right to exercise 79,167 warrants, exercisable into shares of common stock at $0.12 per share.

Segment and Related Information

We operate as a single reportable segment.

Results of Operations and Financial Condition

Comparison for the Three Months Ended September 30, 2014 and 2013

Net Loss

Net losses reported were approximately $197,000 for the three months ended September 30, 2014 as compared to approximately $746,000 for the three months ended September 30, 2013.

Revenues

We currently sell products primarily through a distribution network of equipment dealers and battery distributors in North America. This distribution network mostly sells to large company, national accounts. We do sell certain battery packs directly to other accounts including industrial equipment manufacturers and third party integrators serving the military.

Revenues for the three months ended September 30, 2014, increased by approximately $52,000, or 153%, compared to the three months ended September 30, 2013. This increase in sales was primarily attributable to sales of lift equipment.

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

Cost of Revenues

Cost of revenues for the three months ended September 30, 2014 increased approximately $58,000 or 276%, compared to the three months ended September 30, 2013. This increase in cost of revenues was attributable to the increase in costs to support higher revenues and the higher mix of lift packs, which have a higher cost per unit than sales of components and other products.

Gross Profit

Gross profit for the three months ended September 30, 2014 decreased by approximately $6,000 or 46%, compared to the three months ended September 30, 2013. Gross profit as a percentage of revenue for the three months ended September 30, 2014 decreased to 8%, compared to 38%, for the three months ended September 30, 2013. Gross profit margins during three months ended September 30, 2014 declined primarily due to the sales mix and selling lower margin product.

Selling, and General and Administrative Expenses

Selling, and general and administrative expenses for the three months ended September 30, 2014 and 2013 were approximately $507,000 and $269,000, respectively. Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, public company costs, consulting costs, professional fees and other expenses. The increase of approximately $238,000 or 88% was primarily due to increased sales and marketing expense, including demonstration lift packs, to promote lift equipment sales, plus additional expense for board of director equity incentives.

Amortization of Prepaid Advisory Fees

Amortization of prepaid advisory fees for the three months ended September 30, 2014 and 2013 were approximately $0 and $411,000, respectively. The prepaid advisory fees are related to the fair value of the warrants issued under an advisory agreement with Baytree Capital dated June 14, 2012, and to value of the shares of our common stock issued pursuant to the same agreement where Baytree Capital agreed to provide us with business and advisory services. The prepaid advisory fees related to this arrangement were fully amortized as of June 30, 2014.

Research and Development Expense

Research and development expenses for the three months ended September 30, 2014 and 2013 were approximately $121,000 and $107,000, respectively. Such expenses consist primarily of materials, supplies, salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses. The increase of approximately $14,000 or 13% was primarily due to an increase in expense related to product and OEM testing fees.

Change in Fair Value of Warrant Derivative Liability

We follow FASB ASC Topic No. 820, Fair Value Measurements and Disclosures (“ASC 820”) in connection with financial assets and liabilities measured at fair value on a recurring basis subsequent to initial recognition. Changes in the warrant derivative liability fair value during the three months ended September 30, 2014 and 2013 resulted in a reduction of the liability and related gains of approximately $438,000 and $81,000, respectively (see Note 8, to the financial statements). During the year ended June 30, 2014, as a result of anti-dilution provisions in the outstanding warrants, the Company re-priced its outstanding warrants issued under the 2012 Private Placement closings to a lower exercise price, resulting in a revaluation of the warrants as compared to prior periods (see Note 6, to the financial statements). The impact of the re-pricing was a reduction in the outstanding warrant liability of $98,000, which was recorded in equity, as this was deemed to be an expense relating to an equity financing. The warrant liability and revaluations have not had a cash impact on the Company’s working capital, liquidity or business operations. The in fair value of warrant derivative liabilities resulting from the change in the estimated fair value of derivative liabilities that we recorded during the three months ended September 30, 2014 and 2013, related to warrants issued in connection with our private placement transactions and Baytree Advisory Agreement (see Note 6, to the financial statements).

Liquidity and Capital Resources

Overview

As of September 30, 2014, we had a cash balance of approximately $58,000, negative working capital of approximately $698,000 and an accumulated deficit of approximately $8,473,000. We do not have sufficient liquidity and capital resources to fund planned operations through our fiscal year ending June 30, 2015. See “Future Liquidity Needs” below.

Cash Flows

Operating Activities

Our operating activities resulted in net cash used in operations of approximately $306,000, for the three months ended September 30, 2014 compared to net cash used in operations of approximately $334,000 for the three months ended September 30, 2013.

The net cash used in operating activities for the three months ended September 30, 2014 reflects our use of proceeds to build the business including launching lift equipment products and increasing expenditures such as additional marketing and research and development. The net loss of approximately $197,000 was offset by non-cash items including; depreciation of approximately $10,000, stock-based compensation of approximately $51,000, an decrease in accounts receivable of $103,000 and an increase in accounts payable and accrued expenses for a combined $202,000. These reductions of the net loss were supplemented by increases of $438,000 for the change in the fair value of warrants liability, an increase in inventory of $17,000 and an increase in prepaid and other assets of $20,000.

The net cash used in operating activities for the three months ended September 30, 2013 reflects our use of proceeds to build the business including increasing expenditures such as additional marketing and research and development. We generated $334,000 of cash outflows primarily due to the payment of operating expenses of $272,000 and R&D expenses of $108,000.

Investing Activities

Net cash used in investing activities during the three months ended September 30, 2014 consist primarily of purchases of equipment of approximately $6,000. There were no investing activities for the three months ended September 30, 2013.

Financing Activities

Net cash provided by financing activities during the three months ended September 30, 2014 and 2013 was approximately $254,000 and $363,000, respectively.

Future Liquidity Needs

We have evaluated our expected cash requirements over the next twelve months, which include, but are not limited to, investments in additional sales and marketing and product development resources, capital expenditures, and working capital requirements and have determined that our existing cash resources are not sufficient to meet our anticipated needs during the next twelve months, and that additional financing is required to support current operations. Based on our current and planned levels of expenditure, we estimate that total financing proceeds of approximately $1.6 million will be required to fund current and planned operations through the fiscal year ended June 30, 2015. In addition, we anticipate that further additional financing may be required to fund our business plan subsequent to that date, until such time as revenues and related cash flows become sufficient to support our operating costs.

We intend to continue to seek capital through the private placement of securities. We launched a round of private placement in August 2014 with the intent of raising $990,000, of which $322,500 has been raised as of November 14, 2014. The timing of our need for additional capital will depend in part on our future operating performance in terms of revenue growth and the level of operating expenses and capital expenditures incurred. We are exploring alternative financing options and investment structures that may provide us with additional cash funding.

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

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended June 30, 2014. We believe that as of the date of this filing, there had been no material changes to this information.

Recent Accounting Pronouncements

In August 2014, The FASB issued Accounting Standards Update (ASU) No. 2014-15 regarding ASC topic No. 205, Presentation of Financial Statements – Going Concern. The standard requires all companies to evaluate if conditions or events raise substantial doubt about an entity’s ability to continue as a going concern and requires different disclosure of items that raise substantial doubt bit are, or are not, alleviated as a result of consideration of management’s plans. ASU 2014-15 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. Early adoption is permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with the SEC under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow for timely decisions regarding required disclosure. As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (“Exchange Act”) and concluded that our disclosure controls and procedures are effective to ensure the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed and reported within the time periods specified in the SEC’s rules and forms.

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

ITEM 1A — RISK FACTORS

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described in our Annual Report on Form 10-K as filed with the SEC on October 7, 2014 and all of the information contained in our public filings before deciding whether to purchase our common stock. There have been no material revisions to the “Risk Factors” as set forth in our Annual Report on Form 10-K as filed with the SEC on October 7, 2014.

 ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Compensation Issuance

In connection with our contract with Catalyst Global LLC for investor relations services, on October 15, 2014, we issued Catalyst Global LLC 90,000 shares of restricted common stock, valued at $0.12 per share, as its third tranche payment. The shares of common stock issued have not been registered under the Securities Act and have been issued pursuant to exemption available under Section 4(a)(2) of the Securities Act.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 — MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 — OTHER INFORMATION

None.

ITEM 6 — EXHIBITS

The following exhibits are filed as part of this Report

Exhibit No.	Description
10.1	Credit Facility Agreement(1)
31.1 31.2	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.* Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.*
32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.*
32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.FRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Filed herewith.
(1)	Incorporated by reference to Form 8-K filed with the SEC on October 8, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Flux Power Holding, Inc.

Date: November 14, 2014	By:	/s/ Ronald Dutt
Name: Ronald F. Dutt
Title: Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer

