Form 10-Q
period 2014-12-31
Flux Power Holdings, Inc.
filed 2015-02-13
CIK 1083743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of: February 13, 2015
Common Stock, $0.001 par value	99,314,112

FLUX POWER HOLDINGS, INC.

FORM 10-Q

For the Quarterly Period Ended December 31, 2014

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

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this report only:

•	the “Company,” “we,” “us,” and “our” refer to the combined business of Flux Power Holdings, Inc., a Nevada corporation and its wholly-owned subsidiary, Flux Power, Inc. (“Flux Power”), a California corporation;
•	“Exchange Act” refers the Securities Exchange Act of 1934, as amended;
•	“SEC” refers to the Securities and Exchange Commission; and
•	“Securities Act” refers to the Securities Act of 1933, as amended.

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Item 1. Financial Statements

	December 31, 2014 (Unaudited)	June 30, 2014
ASSETS
Current assets:
Cash	$19,000	$116,000
Accounts receivable, net	157,000	140,000
Inventories, net	130,000	85,000
Other current assets	46,000	18,000

Total current assets	352,000	359,000

Other Assets	29,000	25,000
Property, plant and equipment, net	61,000	78,000

Total assets	$442,000	$462,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	518,000	320,000
Accrued expenses	166,000	219,000
Customer deposits from related party	136,000	136,000
Warrant derivative liability	133,000	571,000
Note payable – related party	175,000	—
Total current liabilities	1,128,000	1,246,000

Long term liabilities:
Line of credit, net of discount	56,000	—

Total liabilities	1,184,000	1,246,000

Commitments and contingencies (Notes 5 and 11)

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value: authorized 5,000,000 shares, none issued and outstanding	—	—
Common stock, $0.001 par value: authorized 145,000,000 shares, 99,314,112 and 93,274,113 shares issued and outstanding as of December 31, 2014 and June 30, 2014, respectively	99,000	93,000
Additional paid-in capital	8,250,000	7,399,000
Accumulated deficit	(9,091,000)	(8,276,000)
Total stockholders’ deficit	(742,000)	(784,000)
Total liabilities and stockholders’ deficit	$442,000	$462,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Six Month Periods Ended December 31, 2014 and 2013

(Unaudited)

	Three months Ended		Six months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Net revenue	$210,000	$28,000	$296,000	$62,000
Cost of sales	193,000	19,000	272,000	40,000

Gross profit	17,000	9,000	24,000	22,000

Operating expenses:
Selling and administrative expenses	474,000	342,000	949,000	612,000
Amortization of prepaid advisory fees	1,000	414,000	33,000	825,000
Research and development	141,000	123,000	262,000	230,000

Total operating expenses	616,000	879,000	1,244,000	1,667,000

Operating loss	(599,000)	(870,000)	(1,220,000)	(1,645,000)

Other income (expense):
Change in fair value of derivate liabilities	—	2,000	438,000	83,000
Interest expense, net	(23,000)	(47,000)	(23,000)	(100,000)
Other income (expense)	4,000	—	(10,000)	—

Net loss	$(618,000)	$(915,000)	$(815,000)	$(1,662,000)

Net loss per share – basic and diluted	$(0.01)	$(0.02)	$(0.01)	$(0.03)
Weighted average number of common shares outstanding – basic and diluted	97,399,546	47,715,793	95,628,315	47,604,706

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended December 31, 2014 and 2013

(Unaudited)

	Six Months Ended
	December 31, 2014	December 31, 2013
Cash flows from operating activities:
Net loss	$(815,000)	$(1,662,000)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	18,000	33,000
Amortization of prepaid advisory fees	33,000	825,000
Change in fair value of warrant liability	(438,000)	(83,000)
Stock-based compensation	113,000	60,000
Stock issuance for services	11,000	53,000
Gain on sale of property and equipment	(4,000)	—
Amortization of line of credit discount	18,000	—
Changes in operating assets and liabilities:
Accounts receivable	(17,000)	7,000
Inventories	(45,000)	13,000
Other current assets	(61,000)	17,000
Accounts payable	198,000	(8,000)
Accrued expenses	18,000	(55,000)
Accrued interest	5,000	101,000
Customer deposits	—	17,000
Customer deposits from related party	—	(2,000)
Net cash used in operating activities	(966,000)	(684,000)

Cash flows from investing activities:
Purchases of equipment	(6,000)	—
Proceeds from the sale of equipment	9,000	—
Net cash provided by investing activities	3,000	—

Cash flows from financing activities:
Proceeds from the sale of common stock and warrants, net of offering costs paid	501,000	—
Proceeds from note payable – related party	365,000	668,000
Net cash provided by financing activities	866,000	668,000

Net decrease in cash	(97,000)	(16,000)
Cash, beginning of period	116,000	20,000

Cash, end of period	$19,000	$4,000

Supplemental Disclosures of Non-cash Investing and Financing Activities::
Issuance of warrants recorded as deferred financing costs	$4,000	$—
Debt discount related to warrants and beneficial conversion feature	$152,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 1 – BASIS OF PRESENTATION AND NATURE OF BUSINESS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) applicable to interim reports of companies filing as a smaller reporting company. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 filed with the SEC. In the opinion of management, the accompanying condensed consolidated interim financial statements include all adjustments, necessary in order to make the financial statements not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or any other future period. Certain notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Company’s Annual Report on Form 10-K have been omitted. The accompanying condensed consolidated balance sheet at June 30, 2014 has been derived from the audited balance sheet at June 30, 2014 contained in such Form 10-K.

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

 NOTE 2 – LIQUIDITY AND GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred an accumulated deficit of $9,091,000 through December 31, 2014, and as of December 31, 2014 had limited cash and a substantial working capital deficit. To date, the Company’s revenues and operating cash flows have not been sufficient to sustain its operations and it has relied on debt and equity financing to fund its operations. Management estimates that additional capital of approximately $1.5 million is required to fund planned operations through June 30, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon our ability to raise additional capital on a timely basis until such time as revenues and related cash flows are sufficient to fund our operations.

Management plans to continue to seek funding, as necessary, through private placements of equity securities. The Company initiated a private placement in August 2014 to raise $990,000. A total of $535,500 of gross proceeds has been raised as of February 1, 2015 as part of this private placement Also, $215,000 has been raised through a convertible line of credit entered into in October 2014. In addition, the Company is pursuing other investment structures that management believes may generate the necessary funding for the Company. Although management believes that the additional required funding will be obtained, there is no guarantee the Company will be able to obtain the additional required funds on a timely basis or that funds will be available on terms acceptable to the Company. If such funds are not available when required, management will be required to curtail its investments in additional sales and marketing and product development resources, and capital expenditures, which may have a material adverse effect on the Company’s future cash flows and results of operations, and its ability to continue operating as a going concern. The accompanying financial statements do not include any adjustments that would be necessary should the Company be unable to continue as a going concern and, therefore, be required to liquidate its assets and discharge its liabilities in other than the normal course of business and at amounts that may differ from those reflected in the accompanying condensed consolidated financial statements.

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

Subsequent Events

Management has evaluated events subsequent to December 31, 2014, through the date of this filing with the Securities and Exchange Commission for transactions and other events that may require adjustment of and/or disclosure in such financial statements.

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

Cash and Cash Equivalents

The Company considers all liquid short-term investments with maturities of less than three months when acquired to be cash equivalents. The Company had no other cash equivalents at December 31, 2014 and June 30, 2014.

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

Accounts Receivable and Customer Deposits

Accounts receivable are carried at their estimated collectible amounts. The Company may require advance deposits from its customers prior to shipment of the ordered products. The Company has not experienced collection issues related to its accounts receivable, and has not recorded an allowance for doubtful accounts during the three and six months ended December 31, 2014 and 2013.

Inventories

Inventories consist primarily of battery management systems and the related subcomponents, and are stated at the lower of cost (first-in, first-out) or market. The Company evaluates inventories to determine if write-downs are necessary due to obsolescence or if the inventory levels are in excess of anticipated demand at market value based on consideration of historical sales and product development plans. The Company did not record an adjustment related to obsolete inventory during the three and six months ended December 31, 2014 and 2013.

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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, price is fixed or determinable, and collectability of the selling price is reasonably assured. Delivery occurs when risk of loss is passed to the customer, as specified by the terms of the applicable customer agreements. When a right of return exists, contractually or implied, the Company recognizes revenue on the sell-through method. Under this method, revenue is not recognized upon delivery of the inventory components. Instead, the Company records deferred revenue upon delivery and recognizes revenue when the inventory components are sold through to the end user. During the three and six months ended December 31, 2014, and 2013, the Company did not record any deferred revenue.

Product Warranties

The Company evaluates its exposure to product warranty obligations based on historical experience. Our products are warrantied for five years unless modified by a separate agreement. As of December 31, 2014, the Company carries a warranty liability of approximately $21,000, which is included in accrued expenses on the Company’s balance sheets.

Shipping and Handling Costs

The Company records shipping and handling costs charged to customers as revenue and shipping and handling costs to cost of sales as incurred. During the three and six months ended December 31, 2014, the Company recorded $9,000 and $13,000, respectively, which are included in revenue in the accompanying condensed consolidated statements of operations.

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

We also follow the provisions of FASB ASC Topic No.740 relating to uncertain tax provisions and have analyzed filing positions in all of the federal and state jurisdictions where the Company is required to file income tax returns, as well as all open tax years in these jurisdictions. Based on our analysis, no unrecognized tax benefits have been identified as of December 31, 2014, or June 30, 2014, and accordingly, no additional tax liabilities have been recorded.

Net Income (Loss) Per Common Share

The Company calculates basic income (loss) per common share by dividing net earnings or loss by the weighted average number of common shares outstanding during the periods. Diluted earnings (loss) per common share include the impact from all dilutive potential common shares relating to outstanding convertible securities.

For the three and six months ended December 31, 2014, basic and diluted weighted-average common shares outstanding were 97,399,546 and 95,628,315, respectively. The Company incurred a net loss for the three and six months ended December 31, 2014, and therefore, basic and diluted loss per share for those periods are the same because the inclusion of potential common equivalent shares were excluded from diluted weighted-average common shares outstanding during the period, as the inclusion of such shares would be anti-dilutive. As of December 31, 2014, there were 2,230,018 potentially dilutive common shares outstanding, which include common shares underlying outstanding stock options that were excluded from diluted weighted-average common shares outstanding.

For the three and six months ended December 31, 2013, basic and diluted weighted-average common shares outstanding were 47,715,793 and 47,604,706, respectively. The Company incurred a net loss for the three and six months ended December 31, 2013, and therefore, basic and diluted loss per share for those periods are the same because the inclusion of potential common equivalent shares were excluded from diluted weighted-average common shares outstanding during the period, as the inclusion of such shares would be anti-dilutive. As of December 31, 2014, there were 460,713 potentially dilutive common shares outstanding, which include common shares underlying outstanding stock options that were excluded from diluted weighted-average common shares outstanding.

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

NOTE 4 – RELATED PARTY NOTES PAYABLE AND LINE OF CREDIT

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

On March 7, 2012, we entered into an additional note payable agreement with Esenjay for $250,000 (“Bridge Note”). The Bridge Note had an original maturity date of March 7, 2014, and bore interest at the rate of 8% per annum. As of September 30, 2013, the balance outstanding payable on the Bridge Note was $250,000 and there were no further funds available under the Bridge Note. On October 16, 2013, we entered into the First Amendment to the Bridge Loan Promissory Note (the “Amendment”) pursuant to which the Bridge Note was amended to: (i) extend the maturity date from March 7, 2014, to December 31, 2015; (ii) change the interest rate on the outstanding principal amount as of October 16, 2013, and forward to 6% per annum; and (iii) grant the holder of the Bridge Note the option to convert any or all of the amount outstanding under the Bridge Note, as amended, into shares of our common stock at a conversion price of $0.30 per share until December 31, 2015. As of December 31, 2014, the remaining principal balance on the Bridge Note was $175,000.

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

During our fiscal year ended June 30, 2014, a total of $3,136,000 of debt principal was converted to equity, which resulted in ending balances of $0 for each the Revolving Note, Bridge Note and Line of Credit at June 30, 2014. The exchange was accounted for as a capital transaction in accordance with ASC Topic No. 470-50-40, “Debt, Modifications and Extinguishments”. Accordingly, no gain or loss was recognized.

Total unused credit under these debt instruments was $3,075,000 at December 31, 2014. Esenjay has no obligation to loan funds and the right to not advance funds under these facilities. For the takedown, the interest rate is 6% and the note matures December 31, 2015.

On October 2, 2014, the Company entered in a line of credit agreement in the maximum amount of $500,000 (“Second Line of Credit”) with Leon Frenkel (“Lender”). The Lender had advanced funds totaling $50,000 on September 19, 2014 and $50,000 on September 30, 2014, in anticipation of signing the Second Line of Credit on October 2, 2014. Borrowings under the Second Line of Credit bears interest at 8% per annum, with all unpaid principal and accrued interest due and payable on September 19, 2016 pursuant to the terms of the Secured Convertible Promissory Note (the “Note”). In addition, at the election of Lender, all or any portion of the outstanding principal, accrued but unpaid interest and/or late charges under the Second Line of Credit may be converted into shares of the Company’s common stock at any time at a conversion price of $0.12 per share. Borrowings under the Second Line of Credit are guaranteed by Flux Power, the Company’s wholly-owned subsidiary, and are secured by all of the assets of the Company and Flux Power pursuant to the terms of a certain Security Agreement and Guaranty Agreement dated as of October 2, 2014. Proceeds from the Second Line of Credit can be solely used for working capital purposes. As of December 31, 2014, the Company borrowed a total of $190,000 under the Second Line of Credit. In connection with the Second Line of Credit, the Company granted a warrant to the Lender to purchase a certain number of shares of common stock of the Company equal to the outstanding advances under the Second Line of Credit divided by the conversion price of $0.12, for a term of five years, at an exercise price per share equal to $0.20. Accordingly, in connection with the advance of $190,000, Lender is entitled to purchase up to 1,583,333 shares of common stock upon exercise of the warrant at $0.20 per share. The Lender has no other material relationship with the Company or its affiliates. The estimated relative fair value of warrants issued in connection with advances under the Second Line of Credit is recorded as a debt discount and is amortized as additional interest expense over the term of the underlying debt. The Company recorded debt discount of approximately $76,000 based on the relative fair value of these warrants. In addition, as the effective conversion price of the debt was less than the market price of the underlying common stock on the date of issuance, the Company recorded additional debt discount of approximately $76,000 related to the beneficial conversion feature. As of December 31, 2014, the $190,000 principal amount outstanding under this agreement is presented net of unamortized debt discount totaling $134,000. During the six months ended December 31, 2014, the Company recorded approximately $18,000 of debt discount amortization, which is included in interest expense in the accompanying condensed consolidated statements of operations. The Company retained Security Research Associates Inc. (“SRA”), on a best-efforts basis, as its placement agent for the placement of the Note. The Company agreed to pay SRA a cash amount equal to 5% of the gross proceeds raised and a warrant for the purchase of the common stock of the Company. The number of common stock subject to the warrant equals 5% of the aggregate gross proceeds from the Note received by the Company from the Lender divided by $0.12 per share. The warrant will have a term of 5 years, an exercise price equal to $0.12 per share and will also include cashless exercise provisions as well as representations and warranties that are customary and standard in warrants issued to placement agents or underwriters. As of December 31, 2014 and in connection with the Second Line of Credit, SRA earned a commission of $9,500 and warrants to purchase 79,167 shares of our common stock at $0.12 per share. The earned cash commission was unpaid and included in the ending accrued expense balance as of December 31, 2014.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

From time to time, we may be involved in litigation relating to claims arising out of our operations. On January 8, 2015, funding pursuant to a securities purchase agreement and a convertible debenture agreement with KBM Worldwide for a principal amount of $54,000 was received. The term sheet for these agreements was agreed to on December 23, 2014, and the related securities purchase agreement and convertible promissory note were signed December 31, 2014. The note matures on October 2, 2015 and bears interest at a rate of 8% per annum. The note is convertible into shares of the Company’s common stock at any time after the maturity date and is convertible at a rate of 61% of the market price (39% discount), which will be determined by taking an average of the lowest three trading prices for the common stock during the ten trading day period prior to the conversion date. In accordance with the terms of these agreements, the Company is required to maintain authorized and reserved shares of common stock equal to five times the number of shares issuable upon conversion of the note. The note provides for prepayment at 30 day intervals for the first six months, with a prepayment penalty starting at 10% up to 30 days after issuance of the note, with 5% increases to the penalty amount every 30 days, up to a maximum penalty of 35% if paid between days 151 and 180 of the note. After the 180 days, the Company will have no right of prepayment. As funding did not occur until after December 31, 2014, no assets or liabilities have been recorded by the Company as of December 31, 2014 in connection with this note.

NOTE 6 - STOCKHOLDERS’ EQUITY

At December 31, 2014, the Company had 145,000,000 shares of common stock, par value of $ 0.001 authorized for issuance, of which 99,314,112 shares were issued and outstanding.

In addition, at December 31, 2014, the Company is authorized to issue up to 5,000,000 shares of preferred stock, par value of $0.001, in one or more classes or series within a class pursuant to our Articles of Incorporation. There are currently no shares of preferred stock issued and outstanding.

Holders of common stock are entitled to receive dividends, when, as, and if declared by the Board of Directors, out of any assets legally available to the Company. Dividends are declared and paid in an equal per-share amount on the outstanding shares of each series of common stock. To date the Board of Directors has neither declared nor paid common stock dividends to shareholders.

Common Stock and Warrants

Private Placements – Fiscal 2015

On July 31, 2014, the board approved a second round of financing for calendar year 2014. As such, starting in August 2014, the Company has been conducting a Private Placement Offering of Units (“September Offering”) that is intended to raise a total of $990,000. As of December 31, 2014, we have sold 5.95 units to 14 accredited investors (“Investors”) for total gross proceeds of $535,500, pursuant to which we issued 5,949,999 shares of common stock and warrants to purchase up to 2,974,999 shares of common stock. The warrants are exercisable for three years and each warrant entitles the holder to purchase one share of common stock at $0.25 per share. The units were offered only to accredited investors and the purchase price of each unit was $90,000, with each unit consisting of 1,000,000 shares of common stock and 500,000 warrants. SRA served as our placement agent. SRA earned a cash commission of $34,695 based on 9% of gross proceeds and have earned warrants to purchase 385,500 shares of our common stock at an exercise price of $0.09 for its services as our private placement agent. The cash commission of $34,695 was recorded as a cost of equity financing. The securities offered and sold have not been registered under the Securities Act. The securities were offered and sold in reliance upon exemptions from registration pursuant to Rule 506 promulgated thereunder.

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

Repricing of Warrants

The fiscal year 2013 and fiscal year 2012 offering (see above) included warrants issued at a price of $0.20, which triggered an anti-dilution protection for Company’s warrant holders issued under our 2012 Private Placements that were issued for an offering price of our common stock at $0.41. As a result, the Board of Directors gave approval to amend the exercise price of 2,907,347 common share purchase warrants issued by way of our completed 2012 Private Placements, which included the July, August and October 2012 closings of 507,019, our June 2012 closing of 562,551 and the Baytree advisory agreement warrants of 1,837,777. The exercise price of the 2,907,347 common share purchase warrants was reduced to $0.27 from $0.41 per warrant share and applies to all warrants issued in our 2012 Private Placements. On April 2, 2014, the Company provided notice of adjustment to the Warrant Holders in accordance with the applicable section of the warrant certificate. The remaining terms, including expiration dates, of all warrants remain unchanged. The modified exercise price of the warrants to $0.27 resulted in a repricing modification charge of $98,000 that was recorded as a cost of capital raised in connection with the offering. For subsequent stock and warrant issuances including the debt conversion on June 11, 2014, the private placements in August through December, and the convertible credit line in September, the review of potential repricing of warrants resulted no further change from the exercise price of $0.27.

Advisory Agreements

Catalyst Global LLC. On October 14, 2013, the Company entered into a contract with Catalyst Global LLC (“CGL”), pursuant to which CGL agreed to provide investor relations services for 12 months in exchange for monthly fees of $2,000 per month and 450,000 shares of restricted common stock issued as follows: 180,000 shares upon signing and the balance vesting pro rata upon each of the three-, six-, and nine-month anniversaries of the contract. The initial tranche was valued at $0.05 per share or $9,000 when issued on November 8, 2013. During the six months ended December 31, 2014, we recorded expense of approximately $2,000. As of December 31, 2014, the total remaining balance of the prepaid investor relation services was 0.

On March 19, 2014, the Company issued the second tranche shares valued at $0.38 per share, based on the price per share of the Company’s common stock. The costs associated with the 90,000 shares issued of $34,000 were amortized over the remaining annual contract that ended in October 2014. During the six months ended December 31, 2014, we recorded expense of approximately $17,000. As of December 31, 2014, the remaining balance of the prepaid investor relation services relating to the second tranche is $0.

On April 23, 2014, the Company issued the third tranche shares valued at $0.30 per share, based on the price per share of the Company’s common stock. The costs associated with the 90,000 shares issued of $27,000 were amortized over the remaining annual contract that ended in October 2014. During the six months ended December 31, 2014, we recorded expense of approximately $14,000. As of December 31, 2014, the remaining balance of the prepaid investor relation services relating to the third tranche is $0.

On October 15, 2014, the Company issued the fourth and final tranche shares valued at $0.12 per share, based on the price per share of the Company’s common stock. The costs associated with the 90,000 shares issued of $10,800 were fully expensed upon issuance, based on terms of the contract.

Security Research Associates, Inc. On June 26, 2013, the Company entered into an agreement with Security Research Associates, Inc., (“SRA”), pursuant to which SRA agreed to provide business and advisory services. SRA served as our placement agent in connection with the Company’s 2014 Private Placement Offering (“Offering”) and was paid cash compensation in the amount of 9% of the gross proceeds raised and a warrant to purchase the number of shares of our common stock equal to 9% of the aggregate gross proceeds from the Offering received by the Company from all investors (excluding Esenjay) placed by SRA divided by $0.06 per share. SRA was paid $107,460 in cash and reimbursement for related expenses of approximately $10,000 and issued a warrant to purchase 1,791,000 shares of our common stock at an exercise price of $0.06 for its services as our private placement agent in the Offering. In connection with this agreement, the estimated fair value of the warrants issued in the approximate amount of $107,460 (1,791,000 warrants at $0.06) and related expenses of approximately $10,000 was recorded as an offset to equity related to expense associated with the Offering. The Company’s contract with SRA has been amended to reflect renewal to support the March 2014 placement and the recent August 2014 placement. In connection with the August 2014 placement, SRA earned a cash commission of $34,695 based on 9% of total gross proceeds raised and issued a warrant to purchase 385,500 shares of our common stock at an exercise price of $0.09 for its services as our private placement agent. The securities offered and sold have not been registered under the Securities Act. The securities were offered and sold in reliance upon exemptions from registration pursuant to Rule 506 promulgated thereunder.

The Company has retained SRA on a best-efforts basis, as its placement agent for the placement of debt. The Company will pay to SRA for services rendered in conjunction with this debt financing in the amount of five percent (5%) of the gross proceeds raised and a warrant for the purchase of the Common Shares. The number Common Shares subject to the warrant will equal five percent (5%) of the aggregate gross proceeds from the Note received by the Company from the Lender divided by Twenty Cents ($0.20) per share. The warrant will have a term of three (3) years and will include cashless exercise provisions as well as representations and warranties that are customary and standard in warrants issued to placement agents or underwriters. The exercise price will equal twenty cents ($0.20). The Company also agrees to reimburse SRA periodically, upon request, or upon termination of SRA’s services, for SRA’s expenses incurred in connection with SRA’s financial advisory services, including fees and expenses of legal counsel, travel expenses and printing. All such non-accountable fees and expenses for the debt offering shall not exceed a combined aggregate amount of ten thousand dollars ($10,000). For the three and six months ended December 31, 2014, SRA earned $4,500 and $9,500 in cash commissions and 37,500 and 79,167 warrants, respectively, with an estimated fair value of $4,000 based on loan proceeds on the Frenkel loan. As of February 1, 2015, SRA earned a cash commission of $10,750 at 5% of gross proceeds; and a right to exercise 89,583 warrants, exercisable into shares of common stock at $0.12 per share.

Warrant Activity

Warrant activity during the six months ended December 31, 2014, and related balances outstanding as of such dates are reflected below:

	Number	Weighted Average Exercise Price Per Share	Remaining Contract Term (# years)
Shares purchasable under outstanding warrants at June 30, 2014	22,798,347	$0.21
Stock purchase warrants issued	5,023,000	0.22
Stock purchase warrants exercised	—	—
Shares purchasable under outstanding warrants at December 31, 2014	27,821,347	$0.21	2.45 – 4.20

Warrant activity during the six months ended December 31, 2013, and related balances outstanding as of such dates are reflected below:

	Number	Weighted Average Exercise Price Per Share	Remaining Contract Term (# years)
Shares purchasable under outstanding warrants at June 30, 2013	2,907,347	$0.41
Stock purchase warrants issued	—	—
Stock purchase warrants exercised	—	—
Shares purchasable under outstanding warrants at December 31, 2013	2,907,347	$0.41	3.46 - 3.84

Stock-based Compensation

During the six months ended December 31, 2014, the Company issued 400,000 non-qualified stock options of the Company’s common stock to a consultant, pursuant to a consulting agreement entered into in December 2013. These options were valued using the Black-Scholes model on the day they were originally due to be issued per agreement, and the Company recorded an accrual in the amount of $76,000 during the year ended June 30, 2014. Such options were issued in July 2014 when the current fair value of $64,000 was determined using the Black-Scholes model. The change in fair value of $12,000 was recorded as a reduction to stock based compensation expense during the six month period ended December 31, 2014. The Company has not registered the shares of common stock underlying stock options outstanding as of December 31, 2014.

Activity in stock options during the six months ended December 31, 2014, and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2014	6,335,695	$0.19	5.85
Granted	400,000
Exercised	—
Forfeited and cancelled	(634,338)
Outstanding at December 31, 2014	6,101,357	$0.16	7.98
Exercisable at December 31, 2014	4,042,550	$0.14	7.53

Activity in stock options during the six months ended December 31, 2013, and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2013	2,527,389	$0.15	5.85
Granted	3,010,973
Exercised	—
Forfeited and cancelled	(460,001)
Outstanding at December 31, 2013	5,078,361	$0.14	8.69
Exercisable at December 31, 2013	3,357,982	$0.20	8.31

Stock-based compensation expense recognized in our condensed consolidated statements of operations for the six months ended December 31, 2014, and 2013, includes compensation expense for stock-based options and awards granted based on the grant date fair value. For options and awards granted, expenses are amortized under the straight-line method over the expected vesting period. Stock-based compensation expense recognized in the condensed consolidated statements of operations has been reduced for estimated forfeitures of options that are subject to vesting. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The closing price of our stock at December 31, 2014, was $0.11, and as a result the intrinsic value of the exercisable options at December 31, 2014, was $91,000.

We allocated stock-based compensation expense included in the condensed consolidated statements of operations for employee option grants and non-employee option grants as follows:

	For the Three Months Ended		For the Six Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Research and development	$3,000	$4,000	$6,000	$3,000
General and administration	59,000	33,000	107,000	57,000
Total stock-based compensation expense	$62,000	$37,000	$113,000	$60,000

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. The fair value of stock options was measured at the grant date using the assumptions (annualized percentages) in the table below:

Six months ended December 31,	2014	2013
Expected volatility	100%	218%
Risk free interest rate	.96%	1.4% to 1.7%
Forfeiture rate	0%	13%
Dividend yield	0%	0%
Expected term	3 years	3-5 years

The remaining amount of unrecognized stock-based compensation expense at December 31, 2014, is approximately $293,000, which is expected to be recognized over the weighted average period of 1.54 years.

NOTE 7 – Warrant Derivative Liability

At December 31, 2014 there were 2,907,347 outstanding warrants classified as derivative liabilities due to exercise price re-set provisions included in the underlying warrant agreements.

Warrants classified as derivative liabilities are recorded at their estimated fair values at the issuance date and are revalued at each subsequent reporting date. These warrants were determined to have an estimated fair value per share and aggregate value as of December 31, 2014 and an aggregate value as of June 30, 2014 as follows:

	Issued Warrants	Estimated Fair Value Per Share $ as of December 31, 2014	Estimated Total Fair Value in Aggregate $ as of December 31, 2014	Estimated Total Fair Value in Aggregate $ as of June 30, 2014

June 2012 Warrants	562,551	$0.05	$26,000	$110,000
July 2012 Warrants	338,013	0.05	16,000	67,000
August 2012 Warrants	120,719	0.05	6,000	24,000
October 2012 Warrants	48,287	0.05	2,000	10,000
Advisory Agreement Warrants	1,837,777	0.05	83,000	360,000
Total	2,907,347		$133,000	$571,000

There was no change in aggregate estimated fair value of the warrants classified as derivative liabilities during the three months ended December 31, 2014. The change in aggregate estimated fair value of the warrants classified as derivative liabilities during the six months ended December 31, 2014 totaling $438,000 is recorded on the accompanying condensed consolidated statement operations as other income.

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

Following is a summary as of the reporting date of the fair values and applicable level within the fair value hierarchy of assets and liabilities measured at fair value on a recurring basis:

At December 31, 2014:	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Description:
Warrant derivative liabilities	$-	$-	$133,000

At June 30, 2014:	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Description:
Warrant derivative liabilities	$-	$-	$571,000

The table below sets forth a summary of changes in the fair value of our (Level 3) financial instruments for the six months ended December 31, 2014:

	Balance at June 30, 2014	Estimated fair value of new derivative liabilities	Change in estimated fair value recognized in results of operations	Balance at December 31, 2014

Warrant derivative liabilities	$571,000	$-	$(438,000)	$133,000

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

 The Company received $4,000 and $7,000 from Epic Boats under the sublease rental agreement during the three months and six months ended December 31, 2014, respectively and paid to Epic Boats $15,000 and $30,000 during the three and six months ended December 31, 2013, respectively, related to sublease rent expense and income.

 On October 21, 2009, we entered into an agreement with Epic Boats where Epic Boats assigned and transferred to Flux Power the entire right, title, and interest into products, technology, intellectual property, inventions and all improvements thereof, for several product types. As of this date, Flux Power began selling products to Epic Boats under Flux Power's standard terms and conditions and has continued to sell products to Epic Boats as a customer. On April 7, 2014, the Company sold $3,000 worth of assets that were fully depreciated, with no anticipated use for the Company to Epic Boats. On October 1, 2014, the Company sold $9,000 worth of assets that were partially depreciated, with no anticipated use for the Company. The transaction related to Chris Anthony buying two electric vehicles (Columbia Park Car and a Torque) that were in inventory to support the Company’s products for electric cars several years ago. The gain on sale related to these vehicles was $4,000. This equipment was no longer needed by the Company due the product strategy focus on lift equipment. The customer deposits balance received from Epic Boats at December 31, 2014 and June 30, 2014 is approximately $136,000. There were no receivables outstanding from Epic Boats as of December 31, 2014 or June 30, 2014.

NOTE 10 – CONCENTRATIONS

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments. The Company maintains cash balances at a financial institution in San Diego, California. The Company’s cash balance at this institution is secured by the Federal Deposit Insurance Corporation up to $250,000. As of December 31, 2014, cash totaled approximately $19,000, which consists of funds held in a non-interest bearing bank deposit account. The Company has not experienced any losses in such accounts. Management believes that the Company is not exposed to any significant credit risk with respect to its cash.

Customer Concentrations

During the three and six months ended December 31, 2014, the Company had three customers that represented more than 10% of its revenues on an individual basis and approximately 49% and 50%, respectively, in the aggregate.

During the three and six months ended December 31, 2013, the Company had three customers that represented more than 10% of its revenues on an individual basis and approximately 94% and 73%, respectively, in the aggregate.

Suppliers/Vendor Concentrations

We obtain components and supplies included in our products from a small group of suppliers. During the three and six months ended December 31, 2014, we had two suppliers, who accounted for more than 10% of our total inventory purchases on an individual basis and approximately 48% and 46%, respectively, in the aggregate.

During the three and six months ended December 31, 2013, we had three and four suppliers, respectively, who accounted for more than 10% of our total inventory purchases on an individual basis and approximately 82% and 67%, respectively, in the aggregate.

 NOTE 11 – SUBSEQUENT EVENTS

On January 8, 2015, funding pursuant to a securities purchase agreement and a convertible debenture agreement with KBM Worldwide for a principal amount of $54,000 was received. The term sheet for these agreements was agreed to on December 23, 2014, and the related securities purchase agreement and convertible promissory note were signed December 31, 2014. The note matures on October 2, 2015 and bears interest at a rate of 8% per annum. The note is convertible into shares of the Company’s common stock at any time after the maturity date and is convertible at a rate of 61% of the market price (39% discount), which will be determined by taking an average of the lowest three trading prices for the common stock during the ten trading day period prior to the conversion date. In accordance with the terms of these agreements, the Company is required to maintain authorized and reserved shares of common stock equal to five times the number of shares issuable upon conversion of the note. The note provides for prepayment at 30 day intervals for the first six months, with a prepayment penalty starting at 10% up to 30 days after issuance of the note, with 5% increases to the penalty amount every 30 days, up to a maximum penalty of 35% if paid between days 151 and 180 of the note. After the 180 days, the Company will have no right of prepayment. As funding did not occur until after December 31, 2014, no assets or liabilities have been recorded by the Company as of December 31, 2014 in connection with this note.

On January 9, 2015, we borrowed $25,000 under the Frenkel line of credit. Accordingly, in connection with the advance of $25,000, Lender was issued a warrant certificate, pursuant to which he may exercise into 208,333 shares of common stock at $0.20 per share. SRA will be paid a cash commission of $1,250 and be entitled to 10,417 warrants exercisable at $0.12 per share in conjunction with this takedown. For the takedown, the interest rate is 8% and the note matures September 19, 2016.

Management has evaluated events subsequent to December 31, 2014, through the date of this filing with the Securities and Exchange Commission for transactions and other events that may require adjustment of and/or disclosure in such financial statements.

On January 28, 2015, we borrowed $150,000 from “Esenjay” (Esenjay Investments, LLC) under our revolving promissory note agreement.  This takedown results in a remaining balance of $2,925,000 under our three debt facilities with Esenjay.

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

Recent Developments

On November 3, 2014 the Company launched a Strategic Advisory Board with the appointment of Sir Nigel Burney and Stephen Capelli. The Flux Advisory Board will be comprised of up to six members and work directly with Flux’s CEO and Board of Directors. The Advisory Board’s mission is to support the Company in the formation and execution of its business strategy, with particular emphasis on business development, partnering and strategic and financial investor introductions. Advisory Board members will be compensated with a grant of stock in their first year of service.

On January 8, 2015, funding pursuant to a securities purchase agreement and a convertible debenture agreement with KBM Worldwide for a principal amount of $54,000 was received. The term sheet for these agreements was agreed to on December 23, 2014. In conjunction with closing of the note, $20k was paid to our external auditors from this funding and $4k will be used to pay transactional legal fees. The note matures on October 2, 2015 and bears interest at a rate of 8% per annum. The note is convertible into shares of the Company’s common stock at any time after the maturity date and is convertible at a rate of 61% of the market price (39% discount), which will be determined by taking an average of the lowest three trading prices for the common stock during the ten trading day period prior to the conversion date. In accordance with the terms of these agreements, the Company is required to maintain authorized and reserved shares of common stock equal to five times the number of shares issuable upon conversion of the note. The note provides for prepayment at 30 day intervals for the first six months, with a prepayment penalty starting at 10% up to 30 days after issuance of the note, with 5% increases to the penalty amount every 30 days, up to a maximum penalty of 35% if paid between days 151 and 180 of the note. After the 180 days, the company will have no right of prepayment. As funding did not occur until after December 31, 2014, no assets or liabilities have been recorded by the Company as of December 31, 2014 in connection with this note.

Segment and Related Information

We operate as a single reportable segment.

Results of Operations and Financial Condition

Comparison for the Three Months Ended December 31, 2014 and 2013

Net Loss

Net losses reported were approximately $618,000 for the three months ended December 31, 2014, as compared to net losses of approximately $915,000 for the three months ended December 31, 2013.

Revenues

We currently sell products primarily through a distribution network of equipment dealers and battery distributors in North America. This distribution network mostly sells to large company, national accounts. We do sell certain battery packs directly to other accounts including industrial equipment manufacturers and third party integrators serving the military.

Revenues for the three months ended December 31, 2014, increased by approximately $182,000, or 650%, compared to the three months ended December 31, 2013. This increase in sales was primarily attributable to the sales of lift equipment in the current year, while in the prior year. The Company had not yet launched its forklift products.

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

Cost of Revenues

Cost of revenues for the three months ended December 31, 2014, increased approximately $174,000, or 916%, compared to the three months ended December 31, 2013. This large increase in cost of revenues was attributable to the increase in related sales costs as discussed above. Additionally, this increase in cost of revenues was attributable to the increase in costs to support higher revenues and the higher mix of lift packs, which have a higher cost per unit than sales of components and other products.

Gross Profit

Gross profit for the three months ended December 31, 2014, increased by approximately $8,000, or 89%, compared to the three months ended December 31, 2013. Gross profit as a percentage of revenue for the three months ended December 31, 2014, decreased to 8% compared to 32% in the three months ended December 31, 2013.

Selling and Administrative Expenses

Selling and administrative expenses for the three months ended December 31, 2014, and 2013, were approximately $474,000 and $342,000, respectively. Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, public company costs, consulting costs, professional fees and other expenses. The increase of approximately $132,000, or 39%, was primarily due to increased sales and marketing expense, including demonstration lift packs, to promote lift equipment sales, plus additional expense for board of director equity incentives.

Amortization of Prepaid Advisory Fees

Amortization of prepaid advisory fees for the three months ended December 31, 2014, and 2013, was approximately $1,000 and $414,000, respectively. The prepaid advisory fees amortized during the three months ended December 31, 2014 are related to the fair value of shares of the Company’s common stock issued in connection with an advisory agreement with Catalyst Global LLC dated October 14, 2013. The fair value of the shares issued pursuant to this agreement has been recognized over the term of the contract which ended in October 2014. The prepaid advisory fees amortized during the three months ended December 31, 2013 were related to the fair value of the warrants issued under an advisory agreement with Baytree Capital dated June 14, 2012, and to value of the shares of the Company’s common stock issued pursuant to the same agreement where Baytree Capital agreed to provide business and advisory services to the Company. The prepaid advisory fees related to this arrangement were fully amortized as of June 30, 2014.

Research and Development Expense

Research and development expenses for the three months ended December 31, 2014, and 2013, were approximately $141,000 and $123,000, respectively. Such expenses consist primarily of materials, supplies, salaries and personnel related expenses, stock-based compensation expense, consulting costs, and other expenses. The increase of approximately $18,000, or 15%, was primarily due to an increase in expense related to product and OEM testing fees.

Change in Fair Value of Warrant Derivative Liability

We follow FASB ASC Topic No. 820, Fair Value Measurements and Disclosures (“ASC 820”) in connection with financial assets and liabilities measured at fair value on a recurring basis subsequent to initial recognition. The change in the fair value for the three months ended December 31, 2014, and 2013, was approximately $0 and $2,000, respectively (see Note 8, to the financial statements) and is recorded as other income in the accompanying condensed consolidated statements of operations.

Comparison for the Six Months Ended December 31, 2014 and 2013

Net Loss

Net losses reported were approximately $815,000 for the six months ended December 31, 2014, as compared to net losses of approximately $1,662,000 for the six months ended December 31, 2013.

Revenues

Revenues for the six months ended December 31, 2014, increased by approximately $234,000, or 377%, compared to the six months ended December 31, 2013. This increase in sales was primarily attributable to sales of lift equipment.

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

Cost of Revenues

Cost of revenues for the six months ended December 31, 2014, increased approximately $232,000, or 580%, compared to the six months ended December 31, 2013. This increase in cost of revenues was attributable to the increase in sales, as well as in costs to support higher revenues and the higher mix of lift packs, which have a higher cost per unit than sales of components and other products.

Gross Profit

Gross profit for the six months ended December 31, 2014, increased by approximately $2,000, or 9%, compared to the six months ended December 31, 2013. Gross profit as a percentage of revenue for the six months ended December 31, 2014, decreased to 8% compared to 35% in the six months ended December 31, 2013.

Selling and Administrative Expenses

Selling and administrative expenses for the six months ended December 31, 2014, and 2013, were approximately $949,000 and $612,000, respectively. Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, public company costs, consulting costs, professional fees, and other expenses. The increase of approximately $337,000, or 55%, was primarily due to increased sales and marketing expense, including demonstration lift packs, to promote lift equipment sales, plus additional expense for board of director equity incentives.

Amortization of Prepaid Advisory Fees

Amortization of prepaid advisory fees for the six months ended December 31, 2014, and 2013, was approximately $33,000 and $825,000, respectively. The prepaid advisory fees amortized during the six months ended December 31, 2014 are related to the fair value of shares of the Company’s common stock issued in connection with an advisory agreement with Catalyst Global LLC dated October 14, 2013. The fair value of the shares issued pursuant to this agreement has been recognized over the term of the contract which ended in October 2014. The prepaid advisory fees amortized during the six months ended December 31, 2013 were related to the fair value of the warrants issued under an advisory agreement with Baytree Capital dated June 14, 2012, and to value of the shares of the Company’s common stock issued pursuant to the same agreement where Baytree Capital agreed to provide business and advisory services to the Company. The prepaid advisory fees related to this arrangement were fully amortized as of June 30, 2014.

Research and Development Expense

Research and development expenses for the six months ended December 31, 2014, and 2013, were approximately $262,000 and $230,000, respectively. Such expenses consist primarily of materials, supplies, salaries and personnel related expenses, stock-based compensation expense, consulting costs, and other expenses. The increase of approximately $32,000, or 14%, was primarily due to an increase in expense related to product and OEM testing fees.

Change in Fair Value of Warrant Derivative Liability

We follow FASB ASC Topic No. 820, Fair Value Measurements and Disclosures (“ASC 820”) in connection with financial assets and liabilities measured at fair value on a recurring basis subsequent to initial recognition. The change in the fair value for the six months ended December 31, 2014, and 2013, was approximately $438,000 and $83,000, respectively (see Note 8, to the financial statements) and is recorded as other income in the accompanying condensed consolidated statements of operations.

Liquidity and Capital Resources

Overview

As of December 31, 2014, we had a cash balance of approximately $19,000, negative working capital of approximately $776,000, and an accumulated deficit of approximately $9,091,000. We do not have sufficient liquidity and capital resources to fund planned operations through our fiscal year ending June 30, 2015. To date, our revenues and operating cash flows have not been sufficient to sustain our operations and we have relied on debt and equity financing to fund our operations. See “Future Liquidity Needs” below.

Cash Flows

Operating Activities

Our operating activities resulted in net cash used in operations of approximately $966,000 for the six months ended December 31, 2014, compared to net cash used in operations of approximately $684,000 for the six months ended December 31, 2013.

Net cash used in operating activities during the six months ended December 31, 2014, reflects the net loss of approximately $815,000 for the period offset by non-cash items including: depreciation of approximately $18,000, amortization of prepaid advisory fees of $33,000, stock-based compensation of approximately $113,000, stock issued for services of $11,000, amortization of the line of credit discount of $18,000, a change in AP of $198,000 and combined changes in accrued expenses and interest of $23,000. These were offset by changes in the fair value of warrants liability of approximately $438,000, the gain on sale of fixed assets of $4,000, a change in accounts receivable of $17,000, a change in inventories of $45,000 and a change in prepaid expenses and other current assets of $61,000.

The net cash used in operating activities for the six months ended December 31, 2013 reflects our use of proceeds to build the business including increasing expenditures such as additional marketing and research and development. We incurred $684,000 of cash outflows primarily due to the payment of operating expenses of $467,000 and R&D expenses of $227,000.

Investing Activities

Net cash provided by investing activities during the six months ended December 31, 2014 consists primarily of the sale of equipment for $9,000 that was partially offset by purchases of equipment of approximately $6,000. There were no investing activities for the six months ended December 31, 2013.

Financing Activities

Net cash provided by financing activities during the six months ended December 31, 2014, and 2013, was approximately $866,000 and $668,000, respectively. The increase in financing activities is the result of proceeds from the sale of debt and equity securities pursuant to private placements.

Future Liquidity Needs

We have evaluated our expected cash requirements over the next twelve months, which include, but are not limited to, investments in additional sales and marketing and product development resources, capital expenditures, and working capital requirements and have determined that our existing cash resources are not sufficient to meet our anticipated needs during the next twelve months, and that additional financing is required to support current operations. Based on our current and planned levels of expenditure, we estimate that total financing proceeds of approximately $1.5 million will be required to fund current and planned operations through the fiscal year ended June 30, 2015. In addition, we anticipate that further additional financing may be required to fund our business plan subsequent to that date, until such time as revenues and related cash flows become sufficient to support our operating costs. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional capital on a timely basis until such time as revenues and related cash flows are sufficient to fund our operations.

We intend to continue to seek capital through the private placement of securities. We commenced a private placement of our securities in August 2014 with the intent of raising $990,000. A total of $535,500 has been raised as of February 1, 2015 as part of this private placement Also, $215,000 has been raised as part of a convertible line of credit. In addition, the Company is pursuing other investment structures that management believes may generate the necessary funding for the Company. The timing of our need for additional capital will depend in part on our future operating performance in terms of revenue growth and the level of operating expenses and capital expenditures incurred. We are exploring alternative financing options and investment structures that may provide us with additional cash funding.

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 31, 2014, the board approved a second round of financing for calendar year 2014. As such, starting in August 2014, the Company commenced a Private Placement Offering of Units (“September Offering”) for a total of $990,000. As of December 31, 2014, we have sold 5.95 units to 14 accredited investors (“Investors”) for total gross proceeds of $535,500, pursuant to which we issued 5,949,999 shares of common stock and warrants to purchase up to 2,974,999 shares of common stock. The warrants are exercisable for three years and each warrant entitles the holder to purchase one share of common stock at $0.25 per share. The units were offered only to accredited investors and the purchase price of each unit was $90,000, with each unit consisting of 1,000,000 shares of common stock and 500,000 warrants. Security Research Associates, Inc. (“SRA”) served as our placement agent. SRA earned a cash commission of $34,695 based on 9% of gross proceeds and have earned warrants to purchase 385,500 shares of our common stock at an exercise price of $0.09 for its services as our private placement agent. The cash commission of $34,695 was recorded as a cost of equity financing. The securities offered and sold have not been registered under the Securities Act. The securities were offered and sold in reliance upon exemptions from registration pursuant to Rule 506 promulgated thereunder.

On January 8, 2015, the Company closed on a convertible debenture agreement with KBM Worldwide for a principal amount of $54,000. The note matures on October 2, 2015 and bears interest at a rate of 8% per annum. The note is convertible into shares of the Company’s common stock at any time after the maturity date and is convertible at a rate of 61% of the market price (39% discount), which will be determined by taking an average of the lowest three trading prices for the common stock during the ten trading day period prior to the conversion date. The note provides for prepayment at 30 day intervals for the first six months, with a prepayment penalty starting at 10% up to 30 days after issuance of the note, with 5% increases to the penalty amount every 30 days, up to a maximum penalty of 35% if paid between days 151 and 180 of the note. After the 180 days, the company will have no right of prepayment. The Company entered into this agreement by executing a term sheet on December 23, 2014. Proceeds from the loan were received by the Company on January 8, 2015. The securities were offered and sold in reliance upon exemptions from registration pursuant to Rule 506 promulgated thereunder.

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

Flux Power Holding, Inc.

Date: February 13, 2015	By:	By:	/s/ Ronald F. Dutt
Name: Ronald F. Dutt
Title: Chief Executive Officer
Principal Executive Officer