Form 10-Q
period 2015-03-31
Flux Power Holdings, Inc.
filed 2015-05-15
CIK 1083743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-25909

FLUX POWER HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	86-0931332
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

985 Poinsettia Avenue, Suite A, Vista, California	92081
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 5, 2015
Common Stock, $0.001 par value	99,464,112

FLUX POWER HOLDINGS, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2015

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

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this report only:

•	the “Company,” “we,” “us,” and “our” refer to the combined business of Flux Power Holdings, Inc., a Nevada corporation and its wholly-owned subsidiary, Flux Power, Inc. (“Flux Power”), a California corporation;
•	“Exchange Act” refers the Securities Exchange Act of 1934, as amended;
•	“SEC” refers to the Securities and Exchange Commission; and
•	“Securities Act” refers to the Securities Act of 1933, as amended.

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Item 1. Financial Statements

	March 31, 2015 (Unaudited)	June 30, 2014
ASSETS
Current assets:
Cash	$69,000	$116,000
Accounts receivable, net	151,000	140,000
Inventories, net	166,000	85,000
Other current assets	61,000	18,000

Total current assets	447,000	359,000

Other Assets	25,000	25,000
Property, plant and equipment, net	61,000	78,000

Total assets	$533,000	$462,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	399,000	320,000
Accrued expenses	201,000	219,000
Customer deposits from related party	136,000	136,000
Warrant derivative liability	73,000	571,000
Note payable – related party	925,000	—
Total current liabilities	1,734,000	1,246,000

Long term liabilities:
Line of credit, net of discount	88,000	—

Total liabilities	1,822,000	1,246,000

Commitments and contingencies (Notes 11)

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value: authorized 5,000,000 shares, none issued and outstanding	—	—
Common stock, $0.001 par value: authorized 300,000,000 and 145,000,000 shares as of March 31, 2015 and June 30, 2014, respectively, 99,464,112 and 93,274,113 shares issued and outstanding as of March 31, 2015 and June 30, 2014, respectively	99,000	93,000
Additional paid-in capital	8,336,000	7,399,000
Accumulated deficit	(9,724,000)	(8,276,000)
Total stockholders’ deficit	(1,289,000)	(784,000)
Total liabilities and stockholders’ deficit	$533,000	$462,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Nine Month Periods Ended March 31, 2015 and 2014

(Unaudited)

	Three months Ended		Nine months Ended

	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Net revenue	$199,000	$94,000	$495,000	$157,000
Cost of sales	220,000	48,000	492,000	88,000

Gross profit (loss)	(21,000)	46,000	3,000	69,000

Operating expenses:

Selling and administrative expenses	498,000	476,000	1,447,000	1,089,000
Amortization of prepaid advisory fees	2,000	427,000	35,000	1,252,000
Research and development	137,000	139,000	399,000	369,000

Total operating expenses	637,000	1,042,000	1,881,000	2,710,000

Operating loss	(658,000)	(996,000)	(1,878,000)	(2,641,000)

Other income (expense):
Change in fair value of derivative liabilities	60,000	(650,000)	498,000	(567,000)
Interest expense, net	(42,000)	(41,000)	(65,000)	(141,000)
Other income (expense)	8,000	(58,000)	(2,000)	(58,000)
Net loss	$(632,000)	$(1,745,000)	$(1,447,000)	$(3,407,000)

Net loss per share – basic and diluted	$(0.01)	$(0.03)	$(0.01)	$(0.06)
Weighted average number of common shares outstanding – basic and diluted	99,384,111	62,455,356	96,861,970	52,482,656

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended March 31, 2015 and 2014

(Unaudited)

	Nine Months Ended
	March 31, 2015	March 31, 2014
Cash flows from operating activities:
Net loss	$(1,447,000)	$(3,407,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	26,000	45,000
Amortization of prepaid advisory fees	35,000	1,252,000
Change in fair value of warrant liability	(498,000)	567,000
Stock-based compensation	174,000	194,000
Stock issuance for services	21,000	125,000
Gain on sale of property and equipment	(4,000)	—
Amortization of debt discount	38,000	—
Changes in operating assets and liabilities:
Accounts receivable	(11,000)	(44,000)
Inventories	(81,000)	(39,000)
Other current assets	(73,000)	(39,000)
Accounts payable	79,000	(105,000)
Accrued expenses	42,000	3,000
Accrued interest	16,000	142,000
Customer deposits	—	17,000
Customer deposits from related party	—	(2,000)
Net cash used in operating activities	(1,683,000)	(1,291,000)

Cash flows from investing activities:
Purchases of equipment	(14,000)	—
Proceeds from the sale of equipment	9,000	—
Net cash used by investing activities	(5,000)	—

Cash flows from financing activities:
Proceeds from the sale of common stock and warrants, net of offering costs paid	501,000	1,276,000
Proceeds from note payable – related party and line of credit	1,140,000	668,000
Net cash provided by financing activities	1,641,000	1,944,000

Net (decrease) increase in cash	(47,000)	653,000
Cash, beginning of period	116,000	20,000

Cash, end of period	$69,000	$673,000

Supplemental Disclosures of Non-cash Investing and Financing Activities:
Conversion of debt to equity	—	$550,000
Issuance of warrants recorded as deferred financing costs	$5,000	$—
Debt discount related to warrants and beneficial conversion feature	$165,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

NOTE 1 – BASIS OF PRESENTATION AND NATURE OF BUSINESS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) applicable to interim reports of companies filing as a smaller reporting company. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 filed with the SEC. In the opinion of management, the accompanying condensed consolidated interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or any other future period. Certain notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Company’s Annual Report on Form 10-K have been omitted. The accompanying condensed consolidated balance sheet at June 30, 2014 has been derived from the audited balance sheet at June 30, 2014 contained in such Form 10-K.

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

Flux Power develops and sells rechargeable advanced energy storage systems. The Company has structured its business around its core technology, “The Battery Management System” (“BMS”). The Company’s BMS provides three critical functions to their battery systems: cell balancing, monitoring and error reporting. Using its proprietary management technology, the Company is able to offer complete integrated energy storage solutions or custom modular standalone systems to their clients. The Company has also developed a suite of complementary technologies and products that accompany their core products. Sales during the three months ended March 31, 2015 and 2014 were primarily to customers located throughout the United States.

As used herein, the terms “we,” “us,” “our,” and “Company” mean Flux Power Holdings, Inc., unless otherwise indicated. All dollar amounts herein are in U.S. dollars unless otherwise stated.

NOTE 2 – LIQUIDITY AND GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred an accumulated deficit of $9,724,000 through March 31, 2015, and as of March 31, 2015 had limited cash and a substantial working capital deficit. To date, the Company’s revenues and operating cash flows have not been sufficient to sustain its operations and it has relied on debt and equity financing to fund its operations. Management estimates that additional capital of approximately $2 million is required to fund planned operations through March 31, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon our ability to raise additional capital on a timely basis until such time as revenues and related cash flows are sufficient to fund our operations.

Management plans to continue to seek funding, as necessary, through private placements of debt and/or equity securities. The Company initiated a private placement in August 2014 to raise $990,000. A total of $535,500 of gross proceeds has been raised as of March 31, 2015 as part of this private placement. Also, between July 1, 2014 and March 31, 2014, the Company has raised $925,000 and $215,000 through a related party credit facilities and convertible line of credit with a non-related party, respectively. In April 2015, we borrowed additional $500,000 from the related party and pursuant to existing agreements, an aggregate of $1,825,000 is available for future draws at the lender’s discretion. The related party credit facilities mature in December 2015, but may be further extended by lender. The convertible line of credit was entered into in October 2014 and matures on September 19, 2016, but can be extended if the lender provides in writing. At March 31, 2015, $285,000 was available for future draws and there have been no subsequent draws on this line of credit. In addition, the Company is pursuing other investment structures that management believes may generate the necessary funding for the Company. Although management believes that the additional required funding will be obtained, there is no guarantee the Company will be able to obtain the additional required funds on a timely basis or that funds will be available on terms acceptable to the Company. If such funds are not available when required, the Company will be required to curtail its investments in additional sales and marketing and product development resources, and capital expenditures, which may have a material adverse effect on the Company’s future cash flows and results of operations, and its ability to continue operating as a going concern. The accompanying financial statements do not include any adjustments that would be necessary should the Company be unable to continue as a going concern and, therefore, be required to liquidate its assets and discharge its liabilities in other than the normal course of business and at amounts that may differ from those reflected in the accompanying condensed consolidated financial statements.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company’s significant accounting policies which have been consistently applied in the preparation of the accompanying condensed consolidated financial statements follows:

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

Cash and Cash Equivalents

The Company considers all liquid short-term investments with maturities of less than three months when acquired to be cash equivalents. The Company had no cash equivalents at March 31, 2015 and June 30, 2014.

Fair Values of Financial Instruments

The carrying amount of our accounts payable and accounts receivable approximates their estimated fair values due to the short-term maturities of those financial instruments. The carrying amount of notes payable and line of credit approximates their fair value as the interest approximates current market interest rates for the similar instruments. Derivative liabilities recorded in connection with outstanding warrants are reported at their estimated fair value, with changes in fair value being reported in results of operations (see Note 8).  Except for derivative liabilities referenced above, the Company does not have any other assets or liabilities that are measured at fair value on a recurring or non-recurring basis.

Accounts Receivable and Customer Deposits

Accounts receivable are carried at their estimated collectible amounts. The Company may require advance deposits from its customers prior to shipment of the ordered products. The Company has not experienced collection issues related to its accounts receivable, and has not recorded an allowance for doubtful accounts during the three and nine months ended March 31, 2015 and 2014.

Inventories

Inventories consist primarily of battery management systems and the related subcomponents, and are stated at the lower of cost (first-in, first-out) or market. The Company evaluates inventories to determine if write-downs are necessary due to obsolescence or if the inventory levels are in excess of anticipated demand at market value based on consideration of historical sales and product development plans. The Company did not record an adjustment related to obsolete inventory during the three and nine months ended March 31, 2015 and 2014.

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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, price is fixed or determinable, and collectability of the selling price is reasonably assured. Delivery occurs when risk of loss is passed to the customer, as specified by the terms of the applicable customer agreements. When a right of return exists, contractually or implied, the Company recognizes revenue on the sell-through method. Under this method, revenue is not recognized upon delivery of the inventory components. Instead, the Company records deferred revenue upon delivery and recognizes revenue when the inventory components are sold through to the end user. During the three and nine months ended March 31, 2015, and 2014, the Company did not record any deferred revenue.

Product Warranties

The Company evaluates its exposure to product warranty obligations based on historical experience. Our products are warrantied for five years unless modified by a separate agreement. As of March 31, 2015, the Company carries a warranty liability of approximately $29,000, which is included in accrued expenses on the Company’s balance sheets.

Shipping and Handling Costs

The Company has simplified its treatment of shipping and handling costs for deliveries of product to customers to conform with lift equipment industry practice. Cost to deliver sold product to customers is paid by the Company and classified in operating expense. No additional pricing for shipping is invoiced to the customer. Shipping costs of inbound inventory to build product are charged to cost of goods sold. For the quarter ended March 31, 2015, costs for inbound inventory were $3,000 and the shipping costs for finished product delivered to customers totaled $31,000.

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

The Company also follows the provisions of FASB ASC Topic No.740 relating to uncertain tax provisions and have analyzed filing positions in all of the federal and state jurisdictions where the Company is required to file income tax returns, as well as all open tax years in these jurisdictions. Based on our analysis, no unrecognized tax benefits have been identified as of March 31, 2015, or June 30, 2014, and accordingly, no additional tax liabilities have been recorded.

Net Loss Per Common Share

The Company calculates basic loss per common share by dividing net loss by the weighted average number of common shares outstanding during the periods. Diluted loss per common share include the impact from all dilutive potential common shares relating to outstanding convertible securities.

For the three and nine months ended March 31, 2015, basic and diluted weighted-average common shares outstanding were 99,384,111 and 96,861,970, respectively. The Company incurred a net loss for the three and nine months ended March 31, 2015, and therefore, basic and diluted loss per share for those periods are the same because the inclusion of potential common equivalent shares were excluded from diluted weighted-average common shares outstanding during the period, as the inclusion of such shares would be anti-dilutive. As of March 31, 2015, there were 1,761,832 potentially dilutive common shares outstanding, which include common shares underlying outstanding stock options that were excluded from diluted weighted-average common shares outstanding.

For the three and nine months ended March 31, 2014, basic and diluted weighted-average common shares outstanding were 62,455,356 and 52,482,656, respectively. The Company incurred a net loss for the three and nine months ended March 31, 2014, and therefore, basic and diluted loss per share for those periods are the same because the inclusion of potential common equivalent shares were excluded from diluted weighted-average common shares outstanding during the period, as the inclusion of such shares would be anti-dilutive. As of March 31, 2014, there were 2,090,555 potentially dilutive common shares outstanding, which include common shares underlying outstanding stock options that were excluded from diluted weighted-average common shares outstanding.

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

New Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606) . This update outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. This guidance was originally effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016, which for the Company is January 1, 2017; early adoption was not permitted. In April 2015, the FASB voted to propose a deferral of the effective date of the new standard by one year, but to permit companies to adopt one year earlier if they choose. The standard may be adopted using a full retrospective or a modified retrospective (cumulative effect) method. The Company does not anticipate that the adoption of this update will have a material impact on its financial position or results of operations.

In August 2014, The FASB issued ASU No. 2014-15 regarding ASC topic No. 205, Presentation of Financial Statements – Going Concern. The standard requires all companies to evaluate if conditions or events raise substantial doubt about an entity’s ability to continue as a going concern and requires different disclosure of items that raise substantial doubt bit are, or are not, alleviated as a result of consideration of management’s plans. ASU 2014-15 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. For public business entities, the ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Entities should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, entities are required to comply with the applicable disclosures for a change in an accounting principle. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

NOTE 4 – RELATED PARTY DEBT AGREEMENTS

Between October 2011 and October 2013, the Company has entered into and/or amended various debt agreements with Esenjay Investments, LLC (“Esenjay”), with an aggregate borrowing limit of $3,250,000. Esenjay is deemed to be a related party as Mr. Michael Johnson, the sole shareholder and a director of Esenjay is a current member of our board of directors and a major shareholder of the Company (with beneficial ownership of approximately 51% as of March 31, 2015).

During our fiscal year ended June 30, 2014, a total of $3,136,000 of debt principal, which represented the total principal outstanding under these various debt agreements with Esenjay was converted to equity, which resulted in ending balances of $0 at June 30, 2014. The exchanges were accounted for as a capital transaction in accordance with ASC Topic No. 470-50-40, “Debt, Modifications and Extinguishments”. Accordingly, no gain or loss was recognized.

Between July 1, 2014 and March 31, 2015, the Company borrowed an aggregate of $925,000 pursuant to these various debt agreements with Esenjay and at March 31, 2015 total unused credit amount under these various debt instruments was $2,325,000. Under the terms of these debt agreements, additional borrowings are subject to pre-approval by Esenjay and Esenjay has no obligation to loan additional funds under these facilities. For the takedowns, the interest rate is 6% and the notes mature December 31, 2015. At March 31, 2015, the outstanding balance under these various debt instruments with Esenjay was $925,000. Esenjay has the option to convert any or all of the remaining amount outstanding under these debt instruments into shares of our common stock at a conversion price of $0.30 per share until December 31, 2015.

NOTE 5 – LINE OF CREDIT AND SHORT TERM LOAN

Line of Credit

On October 2, 2014, the Company entered in a line of credit (“Line of Credit”) agreement in the maximum amount of $500,000 with Leon Frenkel (“Lender”). The Lender had advanced funds totaling $50,000 on September 19, 2014 and $50,000 on September 30, 2014, in anticipation of signing the Line of Credit on October 2, 2014. Borrowings under the Line of Credit bears interest at 8% per annum, with all unpaid principal and accrued interest due and payable on September 19, 2016 pursuant to the terms of the Secured Convertible Promissory Note (the “Note”). In addition, at the election of Lender, all or any portion of the outstanding principal, accrued but unpaid interest and/or late charges under the Line of Credit may be converted into shares of the Company’s common stock at any time at a conversion price of $0.12 per share. Borrowings under the Line of Credit are guaranteed by Flux Power, the Company’s wholly-owned subsidiary, and are secured by all of the assets of the Company and Flux Power pursuant to the terms of a certain Security Agreement and Guaranty Agreement dated as of October 2, 2014. Proceeds from the Line of Credit can be solely used for working capital purposes. As of March 31, 2015, the Company borrowed a total of $215,000 under the Line of Credit. In connection with the Line of Credit, the Company granted a warrant to the Lender to purchase a certain number of shares of common stock of the Company equal to the outstanding advances under the Line of Credit divided by the conversion price of $0.12, for a term of five years, at an exercise price per share equal to $0.20. Accordingly, in connection with the advance of $215,000, Lender is entitled to purchase up to 1,791,667 shares of common stock upon exercise of the warrant at $0.20 per share. The Lender has no other material relationship with the Company or its affiliates. The estimated relative fair value of warrants issued in connection with advances under the Line of Credit is recorded as a debt discount and is amortized as additional interest expense over the term of the underlying debt. The Company recorded debt discount of approximately $85,000 based on the relative fair value of these warrants. In addition, as the effective conversion price of the debt was less than the market price of the underlying common stock on the date of issuance, the Company recorded additional debt discount of approximately $80,000 related to the beneficial conversion feature. As of March 31, 2015, the $215,000 principal amount outstanding under this agreement is presented net of unamortized debt discount totaling $127,000. During the nine months ended March 31, 2015, the Company recorded approximately $38,000 of debt discount amortization, which is included in interest expense in the accompanying condensed consolidated statements of operations.

The Company retained Security Research Associates Inc. (“SRA”), on a best-efforts basis, as its placement agent for the placement of the Note. The Company agreed to pay SRA a cash amount equal to 5% of the gross proceeds raised and a warrant for the purchase of the common stock of the Company. The number of common stock subject to the warrant equals 5% of the aggregate gross proceeds from the Note received by the Company from the Lender divided by $0.12 per share. The warrant will have a term of 3 years, an exercise price equal to $0.12 per share and will also include cashless exercise provisions as well as representations and warranties that are customary and standard in warrants issued to placement agents or underwriters. As of March 31, 2015 and in connection with the Line of Credit, SRA earned a commission of $10,750 and warrants to purchase 89,583 shares of our common stock at $0.12 per share. The earned cash commission was unpaid and included in the ending accrued expense balance as of March 31, 2015. Mr. Timothy Collins, the Executive Chairman of the Company’s board of directors is the Chief Executive Officer, President, director and shareholder of SRA.

Short Term Loan

On January 8, 2015, the Company received an advance of $54,000 under an unrelated third party convertible note agreement entered into on December 31, 2014 (“Convertible Note”). Under the term of this agreement the Convertible Note had a maturity date of October 2, 2015 and bore interest at a rate of 8% per annum. The note was convertible into shares of the Company’s common stock at any time after the maturity date at an exercise price of 61% of the market price (39% discount). The Convertible Note provided for prepayment at 30 day intervals for the first six months, with a prepayment penalty starting at 10% up to 30 days after issuance of the note, with 5% increases to the penalty amount every 30 days, up to a maximum penalty of 35% if paid between days 151 and 180 of the note.

On February 17, 2015, the Company repaid the full principal amount of $54,000 and the outstanding interest and prepayment penalty of $9,000.

NOTE 6 - STOCKHOLDERS’ EQUITY

At March 31, 2015, the Company had 300,000,000 shares of common stock, par value of $ 0.001 authorized for issuance, of which 99,464,112 shares were issued and outstanding. At the annual shareholders meeting held on February 17, 2015, the total authorized shares were increased from 145,000,000 to 300,000,000 as part of an approved amendment to the articles of incorporation. In addition the shareholders also approved the Company’s 2014 Equity Plan reserving 10,000,000 shares for issuance of stock options and restricted stock.

In addition, at March 31, 2015, the Company is authorized to issue up to 5,000,000 shares of preferred stock, par value of $0.001, in one or more classes or series within a class pursuant to the Company’s Amended and Restated Articles of Incorporation. As of March 31, 2015 and June 30, 2014 there are no shares of preferred stock issued and outstanding.

Holders of common stock are entitled to receive dividends, when, as, and if declared by the Board of Directors, out of any assets legally available to the Company. Dividends are declared and paid in an equal per-share amount on the outstanding shares of each series of common stock. To date the Board of Directors has neither declared nor paid common stock dividends to shareholders.

Common Stock and Warrants

Private Placements – Fiscal 2015

On July 31, 2014, the board of directors approved a private placement equity financing that is intended to raise up to a total of $990,000. In connection with this private placement, the Company is offering accredited investors units, consisting of 1,000,000 shares of common stock and 500,000 warrants at a purchase price of $90,000 per unit. As of March 31, 2015, we have sold 5.95 units to 14 investors for total gross proceeds of $535,500, pursuant to which we issued 5,949,999 shares of common stock and warrants to purchase up to 2,974,999 shares of common stock. The warrants are exercisable for three years and each warrant entitles the holder to purchase one share of common stock at $0.25 per share. SRA served as our placement agent. SRA earned a cash commission of $34,695 based on 9% of gross proceeds and have earned warrants to purchase 385,500 shares of our common stock at an exercise price of $0.09 for its services as our private placement agent. The cash commission of $34,695 was recorded as a cost of equity financing. The securities offered and sold in the Offering have not been registered under the Securities Act of 1933, as amended (“Securities Act”). The Securities were offered and sold to accredited investors in reliance upon exemptions from registration pursuant to Rule 506 promulgated thereunder.

Private Placements – Fiscal 2014

From January to March 2014, the Company conducted a private placement equity financing, pursuant to which the Company issued to accredited investors a total of 32.4 units, which consisted of 1,000,000 shares of common stock and 500,000 warrants at a purchase price of $60,000 per unit. The warrants are exercisable for 5 years and each warrant entitles the holder to purchase one share of common stock at an exercise price of $0.20 per share. This offering resulted in the receipt by the Company of gross proceeds totaling approximately $1,394,000 and the conversion of previously outstanding related party debt to equity in the amount of $550,000, and the issuance of 32,400,000 shares of common stock and warrants to purchase up to 16,200,000 shares of common stock. In connection with this offering a total of 12.5 Units were sold to Esenjay for total of $750,000. Of the total purchase price, Esenjay paid cash in the aggregate amount of $200,000 and converted a total of $550,000 of previously outstanding debt principal (See Note 4).

The securities offered and sold in this offering have not been registered under the Securities Act of 1933, as amended (“Securities Act”). The Securities were offered and sold to accredited investors in reliance upon exemptions from registration pursuant to Rule 506 promulgated thereunder.

SRA served as Company’s placement agent in connection with this offering and received cash compensation in the amount of 9% of the gross proceeds raised and a warrant to purchase the number of shares of common stock equal to 9% of the aggregate gross proceeds from the offering received by the Company from all investors placed by SRA divided by $0.06 per share. The Company paid SRA $107,460 and issued a warrant to purchase 1,791,000 shares of our common stock at an exercise price of $0.06 for its services as the Company’s private placement agent in this offering.

Debt Conversion with Related Party

In June 2014, the Company converted all of the then outstanding principal and accrued interest owed under various debt agreements with Esenjay totaling $2,586,000 and $304,000, respectively. Pursuant to this conversion, the Company issued 12.1 million shares of common stock-based on a conversion price of $0.24 per share. In addition, Esenjay was granted 3-year warrants to purchase 1.9 million shares of common stock at $0.30 per share, as an incentive for the conversion.

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

Advisory Agreements

Catalyst Global LLC. On October 14, 2013, the Company entered into a contract with Catalyst Global LLC (“CGL”), pursuant to which CGL agreed to provide investor relations services for 12 months in exchange for monthly fees of $2,000 per month and 450,000 shares of restricted common stock issued as follows: 180,000 shares upon signing and 90,000 shares on each of the subsequent three-, six-, and nine-month anniversaries of the contract. The fair value of the shares on the issuance date was recorded as a prepaid expense and amortized over the contract period. The initial tranche was valued at $0.05 per share or $9,000 when issued on November 8, 2013, the second tranche of 90,000 shares was issued on March 19, 2014 and was valued at $0.38 per share, or $34,000, the third tranche of 90,000 shares was issued on April 23, 2014 and was valued at $0.30 per share, or $27,000 and the fourth tranche of 90,000 shares was issued on October 15, 2014 and was valued at $0.12 per share, or $10,800. During the three and nine months ended March 31, 2015, we recorded expense of approximately $2,000 and $35,000, respectively, in connection with this agreement. During the three and nine months ended March 31, 2014, the Company recorded expense of approximately $4,000 and $5,000, respectively. As of March 31, 2015, the total remaining balance of the prepaid investor relation services was $0.

On February 11, 2015, the Company signed a renewal contract with CGL, pursuant to which CGL agreed to provide investor relations services for 12 months in exchange for monthly fees of $2,000 per month and 450,000 shares of restricted common stock issued as follows: 150,000 shares upon signing and the balance vesting pro rata upon each of the three-, six-, and nine-month anniversaries of the contract. The initial tranche was valued at $0.07 per share or $10,500 when issued on February 17, 2015. During the nine months ended March 31, 2015, we recorded expense of approximately $2,000. As of March 31, 2015, the total remaining balance of the prepaid investor relation services was approximately $9,000.

Security Research Associates, Inc. On June 26, 2013, the Company entered into an agreement with SRA pursuant to which SRA agreed to provide business and advisory services. SRA served as our placement agent in connection with the Company’s 2014 and 2015 private placement offerings described above. In connection with these private placements, SRA was paid aggregate cash compensation in the amount of $142,155 and warrants to purchase a total of 2,176,500 at exercise prices ranging from $0.06 - $0.09 per share. Compensation under the SRA agreement is based on 9% of the gross proceeds raised and a warrant to purchase the number of shares of our common stock equal to 9% of the aggregate gross proceeds from the offerings received from all investors (excluding Esenjay) placed by SRA divided by $0.06 per share.

The Company entered into a renewal agreement with SRA on March 18, 2015 pursuant to which it retained SRA as the Company’s exclusive placement agent on a “best-efforts” basis in connection with private placement of stock or convertible securities by the Company. The engagement period commenced on the date of the renewal agreement and will terminate upon the earlier of the termination of the renewal agreement or July 31, 2015 no changes were made to terms of compensation., During the engagement period, the Company agreed that it will not retain any additional placement agents to perform the same or similar services to be performed by SRA under the renewal agreement and the Company will refer to SRA all offers and inquiries with respect to the financing by any person or entity, with the exception of participation by Esenjay Investment LLC.

Warrant Activity

Warrant activity during the nine months ended March 31, 2015, and related balances outstanding as of such dates are reflected below:

	Number	Weighted Average Exercise Price Per Share	Remaining Contract Term (# years)
Shares purchasable under outstanding warrants at June 30, 2014	22,798,347	$0.21
Stock purchase warrants issued	5,241,749	0.22
Stock purchase warrants exercised	—	—
Shares purchasable under outstanding warrants at March 31, 2015	28,040,096	$0.21	2.25 – 4.75

Warrant activity during the nine months ended March 31, 2014, and related balances outstanding as of such dates are reflected below:

	Number	Weighted Average Exercise Price Per Share	Remaining Contract Term (# years)
Shares purchasable under outstanding warrants at June 30, 2013, repriced	2,907,347	$0.27	3.21
Stock purchase warrants issued	17,991,000	0.19	5.00
Stock purchase warrants exercised	—	—
Shares purchasable under outstanding warrants at March 31, 2014	20,898,347	$0.20	3.21 – 5.00

Stock-based Compensation

During the nine months ended March 31, 2015, the Company issued 400,000 non-qualified stock options of the Company’s common stock to a consultant, pursuant to a consulting agreement entered into in December 2013. These options were valued using the Black-Scholes model on the day they were originally due to be issued per agreement, and the Company recorded an accrual in the amount of $76,000 during the year ended June 30, 2014. Such options were issued in July 2014 when the current fair value of $64,000 was determined using the Black-Scholes model. The change in fair value of $12,000 was recorded as a reduction to stock based compensation expense during the nine month period ended March 31, 2015. The Company has not registered the shares of common stock underlying stock options outstanding as of March 31, 2015.

Activity in stock options during the nine months ended March 31, 2015, and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2014	6,335,695	$0.19	5.10
Granted	400,000	0.06	1.95
Exercised	—
Forfeited and cancelled	(634,338)
Outstanding at March 31, 2015	6,101,357	$0.16	7.73
Exercisable at March 31, 2015	4,394,399	$0.15	7.40

Activity in stock options during the nine months ended March 31, 2014, and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2013	2,527,389	$0.15	5.85
Granted	5,310,973	0.17	8.89
Exercised	—
Forfeited and cancelled	(792,836)
Outstanding at March 31, 2014	7,045,526	$0.18	8.57
Exercisable at March 31, 2014	3,317,097	$0.14	8.02

Stock-based compensation expense recognized in our condensed consolidated statements of operations for the nine months ended March 31, 2015, and 2014, includes compensation expense for stock-based options and awards granted based on the grant date fair value. For options and awards granted, expenses are amortized under the straight-line method over the expected vesting period. Stock-based compensation expense recognized in the condensed consolidated statements of operations has been reduced for estimated forfeitures of options that are subject to vesting. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The closing price of our stock at March 31, 2015, was $0.06, and as a result the intrinsic value of the exercisable options at March 31, 2015, was $13,000.

We allocated stock-based compensation expense included in the condensed consolidated statements of operations for employee option grants and non-employee option grants as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Research and development	$3,000	$4,000	$9,000	$7,000
General and administration	58,000	129,000	165,000	186,000
Total stock-based compensation expense	$61,000	$133,000	$174,000	$193,000

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. The fair value of stock options was measured at the grant date using the assumptions (annualized percentages) in the table below:

Nine months ended March 31,	2015	2014
Expected volatility	100%	218%
Risk free interest rate	0.96%	0.7% to 1.7%
Forfeiture rate	0%	13%
Dividend yield	0%	0%
Expected term	3 years	3-5 years

The remaining amount of unrecognized stock-based compensation expense at March 31, 2015, is approximately $231,000, which is expected to be recognized over the weighted average period of 1.34 years.

NOTE 7 – Warrant Derivative Liability

At March 31, 2015 there were 2,907,347 outstanding warrants classified as derivative liabilities due to exercise price re-set provisions included in the underlying warrant agreements.

Warrants classified as derivative liabilities are recorded at their estimated fair values at the issuance date and are revalued at each subsequent reporting date. These warrants were determined to have an estimated fair value per share and aggregate value as of March 31, 2015 and an aggregate value as of June 30, 2014 as follows:

	Issued Warrants	Estimated Fair Value Per Share $ as of March 31, 2015	Estimated Total Fair Value in Aggregate $ as of March 31, 2015	Estimated Total Fair Value in Aggregate $ as of June 30, 2014

June 2012 Warrants	562,551	$0.03	$14,000	$110,000
July 2012 Warrants	338,013	0.03	9,000	67,000
August 2012 Warrants	120,719	0.03	3,000	24,000
October 2012 Warrants	48,287	0.03	1,000	10,000
Advisory Agreement Warrants	1,837,777	0.03	46,000	360,000
Total	2,907,347		$73,000	$571,000

The change in aggregate estimated fair value of the warrants classified as derivative liabilities during the three and nine months ended March 31, 2015 totaling $60,000 and $498,000, respectively and are recorded on the accompanying condensed consolidated statement operations as other income.

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

The table below sets forth a summary of changes in the fair value of our (Level 3) financial instruments for the nine months ended March 31, 2015:

	Balance at June 30, 2014	Estimated fair value of new derivative liabilities	Change in estimated fair value recognized in results of operations	Balance at March 31, 2015

Warrant derivative liabilities	$571,000	$-	$(498,000)	$73,000

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

The Company received $4,000 and $11,000 from Epic Boats under the sublease rental agreement during the three months and nine months ended March 31, 2015 respectively. Prior to February 2014, the Company was under a separate sublease agreement with Epic Boats, and paid rental fees of $8,000 and $56,000 during the three and nine months ended March 31, 2014, respectively, related to sublease rent expense.

On October 21, 2009, we entered into an agreement with Epic Boats where Epic Boats assigned and transferred to Flux Power the entire right, title, and interest into products, technology, intellectual property, inventions and all improvements thereof, for several product types. As of this date, Flux Power began selling products to Epic Boats under Flux Power's standard terms and conditions and has continued to sell products to Epic Boats as a customer. On April 7, 2014, the Company sold $3,000 worth of assets that were fully depreciated, with no anticipated use for the Company to Epic Boats. On October 1, 2014, the Company sold $9,000 worth of assets that were partially depreciated, with no anticipated use for the Company. The transaction related to Chris Anthony buying two electric vehicles (Columbia Park Car and a Torque) that were in inventory to support the Company’s products for electric cars several years ago. The gain on sale related to these vehicles was $4,000. This equipment was no longer needed by the Company due the product strategy focus on lift equipment. The customer deposits balance received from Epic Boats at March 31, 2015 and June 30, 2014 is approximately $136,000. There were no receivables outstanding from Epic Boats as of March 31, 2015 or June 30, 2014.

NOTE 10 – CONCENTRATIONS

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments. The Company maintains cash balances at a financial institution in San Diego, California. The Company’s cash balance at this institution is secured by the Federal Deposit Insurance Corporation up to $250,000. As of March 31, 2015, cash totaled approximately $69,000, which consists of funds held in a non-interest bearing bank deposit account. The Company has not experienced any losses in such accounts. Management believes that the Company is not exposed to any significant credit risk with respect to its cash.

Customer Concentrations

During the three months ended March 31, 2015, the Company had three customers that represented more than 10% of its revenues on an individual basis, representing approximately 55%, respectively, in the aggregate.

During the nine months ended March 31, 2015, the Company had two customers that represented more than 10% of its revenues on an individual basis, representing approximately 33%, respectively, in the aggregate.

During the three and nine months ended March 31, 2014, the Company had four customers that represented more than 10% of its revenues on an individual basis and approximately 76% and 64%, respectively, in the aggregate.

Suppliers/Vendor Concentrations

We obtain components and supplies included in our products from a small group of suppliers. During the three months ended March 31, 2015, we had two suppliers who accounted for more than 10% of our total inventory purchases on an individual basis and approximately 44% in the aggregate.

During the nine months ended March 31, 2015, we had one supplier who accounted for more than 10% of our total inventory purchases on an individual basis and approximately 20%.

During the three and nine months ended March 31, 2014, we had four suppliers, who accounted for more than 10% of our total inventory purchases on an individual basis and approximately 79% and 62%, respectively, in the aggregate.

NOTE 11 – SUBSEQUENT EVENTS

Management has evaluated events subsequent to March 31, 2015, through the date of this filing with the SEC for transactions and other events that may require adjustment of and/or disclosure in such financial statements.

In April 2015, we borrowed an aggregate of $500,000 from Esenjay under our related party credit facilities.  Based on these takedowns, the remaining available balance under our three debt facilities with Esenjay is $1,825,000 (See Note 4).

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

Recent Developments

On April 3, 2015, we borrowed $200,000 from Esenjay under our revolving promissory note agreement. On April 30, 2015, the Company borrowed $300,000 from Esenjay under our revolving promissory note agreement. These takedowns result in a remaining available balance of $1,825,000 under our various debt agreements with Esenjay. The funds were used to support working capital requirements for growth and operating expenses.

On March 18, 2015, our board of directors approved a private placement of an aggregate of $2 million principal amount of its 6% - 8% Convertible Promissory Notes (the “Notes”) due three (3) years after closing (“Debt Offering”) only to accredited investors. Subject to certain conditions, the Notes will be convertible into shares of Common Stock. The securities offered will not be or have not been registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

On February 17, 2015, the Company held its 2015 Annual Meeting of Shareholders to vote on the six proposals: the election of all board director positions; an increase in common shares authorized from 145 million to 300 million pursuant to the Amended and Restated Articles of Incorporation; a 2014 Equity Incentive Plan; ratification of appointment of the independent public accounting firm, Squar Milner, Peterson, Miranda & Williamson, LLP; an advisory vote on named executive officer compensation; and an advisory vote on the frequency of the advisory vote on executive compensation. All proposals were approved by shareholder vote.

Segment and Related Information

We operate as a single reportable segment.

Results of Operations and Financial Condition

Comparison for the Three Months Ended March 31, 2015 and 2014

Net Loss

Net losses reported were approximately $632,000 for the three months ended March 31, 2015, as compared to net losses of approximately $1,745,000 for the three months ended March 31, 2014.

Revenues

Our product focus is primarily on Lift Equipment, with a strategy to expand on an opportunistic basis to adjacent applications, including stationary and portable power. We feel that we are well positioned to address these markets, which include applications such as industrial electric vehicles like electric forklifts, floor scrubbers, back-up power, grid-tie power, solar storage, electric service vehicles, pallet drivers, and mobile cooling units. However, we cannot guarantee that we will be successful in transitioning companies in these segments from legacy lead-acid technologies to our advanced energy storage solutions.

We currently sell products primarily through a distribution network of equipment dealers and battery distributors in North America. This distribution network mostly sells to large company, national accounts. However, we do sell certain battery packs directly to other accounts including industrial equipment manufacturers and third party integrators serving the military.

Revenues for the three months ended March 31, 2015, increased by approximately $105,000, or 112%, compared to the three months ended March 31, 2014 from $94,000 to $199,000. This increase in sales was primarily attributable to the sales of lift equipment in the current year, while in the prior year, the Company had just launched its lift equipment products.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2015, increased approximately $172,000, or 358%, compared to the three months ended March 31, 2014 from $48,000 to $220,000. This large increase in cost of revenues was attributable to the increase in related sales costs as discussed above. Additionally, this increase in cost of revenues was attributable to the increase in costs to support higher revenues and the higher mix of lift packs, which have a higher cost per unit than sales of components and other products.

Gross Profit

Gross profit for the three months ended March 31, 2015, decreased by approximately $67,000, or 146%, compared to the three months ended March 31, 2014. We incurred a gross loss as a percentage of revenue of 11% for the three months ended March 31, 2015, compared to a gross profit of 49% in the three months ended March 31, 2014. This year over year decrease in gross profit primarily reflects an estimate of inventory based on analysis and not a physical count for the quarter ended March 31, 2014; the related COGS estimate was correspondingly understated. Adjustments were made at year end 2014 to reflect the physical count of inventory at year end. The inventory levels at quarter end March 31, 2015 are based on a physical count. Gross loss for the three months ended March 31, 2015 primarily reflects continued launch costs including incentives and customer accommodations as part of introduction of product to new customers.

Selling and Administrative Expenses

Selling and administrative expenses for the three months ended March 31, 2015, and 2014, were approximately $498,000 and $476,000, respectively. Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, public company costs, consulting costs, professional fees and other expenses and was nominally increased by approximately $22,000, or 5%.

Amortization of Prepaid Advisory Fees

Amortization of prepaid advisory fees for the three months ended March 31, 2015, and 2014, was approximately $2,000 and $427,000, respectively. The prepaid advisory fees amortized during the three months ended March 31, 2015 are related to the fair value of shares of the Company’s common stock issued in connection with an advisory agreement with Catalyst Global LLC dated October 14, 2013. The fair value of the shares issued pursuant to this agreement has been recognized over the term of the contract which ended in October 2014. The prepaid advisory fees amortized during the three months ended March 31, 2014 were related to the fair value of the warrants issued under an advisory agreement with Baytree Capital dated June 14, 2012, and to value of the shares of the Company’s common stock issued pursuant to the same agreement where Baytree Capital agreed to provide business and advisory services to the Company. The prepaid advisory fees related to this arrangement were fully amortized as of June 30, 2014.

Research and Development Expense

Research and development expenses for the three months ended March 31, 2015, and 2014, were approximately $137,000 and $139,000, respectively. Such expenses consist primarily of materials, supplies, salaries and personnel related expenses, stock-based compensation expense, consulting costs, and other expenses and was nominally decreased by approximately $2,000, or 1%.

Change in Fair Value of Warrant Derivative Liability

We follow FASB ASC Topic No. 820, Fair Value Measurements and Disclosures (“ASC 820”) in connection with financial assets and liabilities measured at fair value on a recurring basis subsequent to initial recognition. Increases or decreases in the fair value of the warrants for the three months ended March 31, 2015, and 2014 are included as a component of other income (expense) in the accompanying condensed consolidated statements of operations for the respective period. For the three months ended March 31, 2015, the change in the fair value of the warrants was resulted in other income of $60,000 compared to other expense of $650,000 in the same quarter in the prior year (see Note 8, to the financial statements).

Comparison for the Nine Months Ended March 31, 2015 and 2014

Net Loss

Net losses reported were approximately $1,447,000 for the nine months ended March 31, 2015, as compared to net losses of approximately $3,407,000 for the nine months ended March 31, 2014.

Revenues

Revenues for the nine months ended March 31, 2015, increased by approximately $338,000, or 215%, compared to the nine months ended March 31, 2014. This increase in sales was primarily attributable to the launch and sales of lift equipment.

Cost of Revenues

Cost of revenues for the nine months ended March 31, 2015, increased approximately $404,000, or 459%, compared to the nine months ended March 31, 2014. This increase in cost of revenues was attributable to the increase in sales, as well as in costs to support higher revenues and the higher mix of lift packs, which have a higher cost per unit than sales of components and other products.

Gross Profit

Gross profit for the nine months ended March 31, 2015, decreased by approximately $66,000, or 96%, compared to the nine months ended March 31, 2014, as a result of higher costs related to introduction and launch of it lift equipment products. Gross profit as a percentage of revenue for the nine months ended March 31, 2015, decreased to 1% compared to 44% in the nine months ended March 31, 2014. Gross loss for the nine months ended March 31, 2015 primarily reflects continued launch costs including incentives and customer accommodations as part of introduction of product to new customers.

Selling and Administrative Expenses

Selling and administrative expenses for the nine months ended March 31, 2015, and 2014, were approximately $1,447,000 and $1,089,000, respectively. Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, public company costs, consulting costs, professional fees, and other expenses. The increase of approximately $358,000, or 33%, was primarily due to increased sales and marketing expense, including demonstration lift packs, to promote lift equipment sales, plus additional expense for board of director equity incentives.

Amortization of Prepaid Advisory Fees

Amortization of prepaid advisory fees for the nine months ended March 31, 2015, and 2014, was approximately $35,000 and $1,252,000, respectively. The prepaid advisory fees amortized during the nine months ended March 31, 2015 are related to the fair value of shares of the Company’s common stock issued in connection with an advisory agreement with Catalyst Global LLC dated October 14, 2013. The fair value of the shares issued pursuant to this agreement has been recognized over the term of the contract which ended in October 2014. The prepaid advisory fees amortized during the nine months ended March 31, 2014 were related to the fair value of the warrants issued under an advisory agreement with Baytree Capital dated June 14, 2012, and to value of the shares of the Company’s common stock issued pursuant to the same agreement where Baytree Capital agreed to provide business and advisory services to the Company. The prepaid advisory fees related to this arrangement were fully amortized as of June 30, 2014.

Research and Development Expense

Research and development expenses for the nine months ended March 31, 2015, and 2014, were approximately $399,000 and $369,000, respectively. Such expenses consist primarily of materials, supplies, salaries and personnel related expenses, stock-based compensation expense, consulting costs, and other expenses. The increase of approximately $30,000, or 8%, was primarily due to an increase in expense related to product and OEM testing fees.

Change in Fair Value of Warrant Derivative Liability

We follow FASB ASC Topic No. 820, Fair Value Measurements and Disclosures (“ASC 820”) in connection with financial assets and liabilities measured at fair value on a recurring basis subsequent to initial recognition. Increases or decreases in the fair value of warrants for the nine months ended March 31, 2015, and 2014 are included as a component of other income (expense) in the accompanying condensed consolidated statements of operations for the respective period. For the nine months ended March 31, 2015 the change in the fair value of the warrants resulted in other income of $489,000 compared to an expense of $567,000 in the nine month period in the prior year (see Note 8, to the financial statements).

Liquidity and Capital Resources

Overview

As of March 31, 2015, we had a cash balance of approximately $69,000, negative working capital of approximately $1,287,000, and an accumulated deficit of approximately $9,724,000. We do not have sufficient liquidity and capital resources to fund planned operations through the coming 12 months. To date, our revenues and operating cash flows have not been sufficient to sustain our operations and we have relied on debt and equity financing to fund our operations. See “Future Liquidity Needs” below.

Cash Flows

Operating Activities

Our operating activities resulted in net cash used in operations of approximately $1,683,000 for the nine months ended March 31, 2015, compared to net cash used in operations of approximately $1,291,000 for the nine months ended March 31, 2014.

Net cash used in operating activities during the nine months ended March 31, 2015, reflects the net loss of approximately $1,447,000 for the period offset by non-cash items including: depreciation of approximately $26,000, amortization of prepaid advisory fees of $35,000, stock-based compensation of approximately $174,000, stock issued for services of $21,000, amortization of the line of credit discount of $38,000, a change in accounts payable of $79,000 and combined changes in accrued expenses and interest of $58,000. These were offset by changes in the fair value of warrants liability of approximately $498,000, the gain on sale of fixed assets of $4,000, a change in accounts receivable of $11,000, a change in inventories of $81,000 and a change in prepaid expenses and other current assets of $73,000.

The net cash used in operating activities for the nine months ended March 31, 2014 reflects our use of proceeds to build the business including increasing expenditures such as demonstration packs for product introduction and additional marketing and research and development.

Investing Activities

Our investment activities resulted in net cash used by financing activities of $5,000 for the nine months ended March 31, 2015 compared to $0 for the nine months ended March 31, 2014. Net cash used by investing activities during the nine months ended March 31, 2015 consists primarily of the sale of equipment for $9,000 that was partially offset by purchases of equipment of approximately $14,000. There were no investing activities for the nine months ended March 31, 2014.

Financing Activities

Net cash provided by financing activities during the nine months ended March 31, 2015, and 2014, was approximately $1,641,000 and $1,944,000, respectively. The decrease in cash provided by financing activities is the result lower proceeds from sale of common stock which was partially offset by higher proceeds from notes payable and line of credit.

Future Liquidity Needs

We have evaluated our expected cash requirements over the next twelve months, which include, but are not limited to, investments in additional sales and marketing and product development resources, capital expenditures, and working capital requirements and have determined that our existing cash resources are not sufficient to meet our anticipated needs during the next twelve months, and that additional financing is required to support current operations. Based on our current and planned levels of expenditure, we estimate that total financing proceeds of approximately $0.4 million will be required to fund current and planned operations through the fiscal year ending June 30, 2015. We do not have sufficient liquidity and capital resources to fund planned operations through our fiscal year ending June 30, 2015. In addition, management estimates that additional capital of approximately $2 million is required to fund planned operations through March 31, 2015 to March 31, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon our ability to raise additional capital on a timely basis until such time as revenues and related cash flows are sufficient to fund our operations. In addition, we anticipate that further additional financing may be required to fund our business plan subsequent to that date, until such time as revenues and related cash flows become sufficient to support our operating costs. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional capital on a timely basis until such time as revenues and related cash flows are sufficient to fund our operations.

We intend to continue to seek capital through the private placement of debt and equity securities. We commenced a private placement of our Units in August 2014 and have raised a total of $535,500 pursuant to this offering. Also, $215,000 has been raised pursuant to a convertible line of credit. At March 31, 2015, we had $2.3 million available under our various debt instruments with Esenjay, provided however, Esenjay has no obligation to loan funds and retains the right to not advance funds under these facilities. In addition, the Company is currently conducting a debt offering of up to $2 million. The timing of our need for additional capital will depend in part on our future operating performance in terms of revenue growth and the level of operating expenses and capital expenditures incurred. We are exploring alternative financing options and investment structures that may provide us with additional cash funding.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). This update outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. This guidance was originally effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016, which for the Company is January 1, 2017; early adoption was not permitted. In April 2015, the FASB voted to propose a deferral of the effective date of the new standard by one year, but to permit companies to adopt one year earlier if they choose. The standard may be adopted using a full retrospective or a modified retrospective (cumulative effect) method. The Company does not anticipate that the adoption of this update will have a material impact on its financial position or results of operations.

In August 2014, The FASB issued ASU No. 2014-15 regarding ASC topic No. 205, Presentation of Financial Statements – Going Concern. The standard requires all companies to evaluate if conditions or events raise substantial doubt about an entity’s ability to continue as a going concern and requires different disclosure of items that raise substantial doubt bit are, or are not, alleviated as a result of consideration of management’s plans. ASU 2014-15 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. Early adoption is permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

 In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. For public business entities, the ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Entities should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, entities are required to comply with the applicable disclosures for a change in an accounting principle. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 4 — CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with the SEC under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow for timely decisions regarding required disclosure. As required by SEC Rules 13a-15(e) and 15d-15(e) 15d-15(b), we carried out an evaluation as of the end of the fiscal quarter ended March 31, 2015, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (“Exchange Act”) and concluded that our disclosure controls and procedures were effective to ensure the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed and reported within the time periods specified in the SEC’s rules and forms.

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 11, 2015, we signed a renewal contract with Catalyst Global LLC (“CGL”), pursuant to which CGL agreed to provide investor relations services for 12 months in exchange for monthly fees of $2,000 per month and 450,000 shares of restricted common stock issued as follows: 150,000 shares upon signing and the balance vesting pro rata upon each of the three-, six-, and nine-month anniversaries of the contract. Pursuant to the renewal agreement, we issued 150,000 shares of our common stock to CGL in February 2015 (“Initial Shares”). The Initial Shares was valued at $0.07 per share or $10,500 when issued on February 17, 2015. The Initial Shares have not been registered under the Securities Act. The Initial Shares were offered and sold in reliance upon exemptions from registration pursuant to Section 4(a)(2) of the Securities Act.

On July 31, 2014, the board approved a second round of financing for calendar year 2014. As such, starting in August 2014, the Company commenced a Private Placement Offering of Units (“September Offering”) for a total of $990,000. As of March 31, 2015, we have sold 5.95 units to 14 accredited investors (“Investors”) for total gross proceeds of $535,500, pursuant to which we issued 5,949,999 shares of common stock and warrants to purchase up to 2,974,999 shares of common stock. The warrants are exercisable for three years and each warrant entitles the holder to purchase one share of common stock at $0.25 per share. The units were offered only to accredited investors and the purchase price of each unit was $90,000, with each unit consisting of 1,000,000 shares of common stock and 500,000 warrants. Security Research Associates, Inc. (“SRA”) served as our placement agent. SRA earned a cash commission of $34,695 based on 9% of gross proceeds and have earned warrants to purchase 385,500 shares of our common stock at an exercise price of $0.09 for its services as our private placement agent. The cash commission of $34,695 was recorded as a cost of equity financing. The securities offered and sold have not been registered under the Securities Act. The securities were offered and sold in reliance upon exemptions from registration pursuant to Rule 506 promulgated thereunder.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 — MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 — OTHER INFORMATION

None.

ITEM 6 — EXHIBITS

The following exhibits are filed as part of this Report

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation (1)
10.23	2014 Equity Incentive Plan*
31.1 31.2	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.* Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.*
32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.*
32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.FRE	XBRL Taxonomy Extension Presentation Linkbase*

(1)	Incorporated by reference to Form 8-K filed with the SEC on February 19, 2015.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Flux Power Holding, Inc.

Date: May 15, 2015	By:	/s/ Ronald F. Dutt
Name: Ronald F. Dutt
Title: Chief Executive Officer
Principal Executive Officer

