Form 10-K
period 2015-06-30
Flux Power Holdings, Inc.
filed 2015-09-30
CIK 1083743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

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

Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of registrant’s common stock outstanding as of September 25, 2015 was 150,710,137

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check one): Yes ☐       No ☑

FLUX POWER HOLDINGS, INC.

FORM 10-K ANNUAL REPORT

For the Fiscal Year Ended June 30, 2015

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

We are leveraging from our prior experience of developing and shipping over 14 megawatts of battery packs in a variety of applications ranging from electrical vehicles, electric boats, and various industry specific applications. The current process of working with the lift equipment sector has included securing “technical approval” by the OEMs for compatibility with their equipment and then developing a sales network utilizing existing battery distributors and equipment dealers. Our product development has included pilot programs and trials with national account end users and industrial equipment manufacturers. We formally launched our products to the lift equipment industry in January 2014; this launch typically includes shipping demonstration units to equipment dealers and battery distributors who invite their customers to try the battery packs. These trial periods have a duration ranging from two weeks to several months.

In addition, we are developing advanced energy storage systems for other related industrial equipment, portable power, and stationary grid applications ranging from 24 volt to 48 volt applications. One of these larger applications included shipment to support a 48 volt, 900 amp hour pack for robotic mining equipment in South America. We have also developed portable 24 volt battery packs for the US military, which is currently in the trial period.

In summary, the Company has also developed a suite of complementary technologies and products that utilizes our core BMS technology. Sales during the twelve months ended June 30, 2015 were primarily to customers located throughout the United States.

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

We operate our business through our wholly-owned subsidiary, Flux Power, Inc. (“Flux Power”). Flux Power was incorporated in October 2009 to provide solutions to exploit the lithium battery market for small electric vehicles and began shipping prototype product in the second quarter of 2010 while continuing to develop its intellectual property portfolio.

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

DESCRIPTION OF OUR BUSINESS

Our Business

We are in the business of energy storage and battery management. In October 2009, we started to develop technologies for the advanced energy storage market and began shipping prototype product in the second quarter of 2010 while continuing to develop our intellectual property portfolio. In 2011, we began shipping Federal Motor Vehicle Safety Standards validated products and then started shipping ancillary products to enhance our overall product line. Focusing on cell management of large format lithium cells, our technology dramatically extends the battery system life, lowering the overall cost of ownership to a level which makes lithium competitive with lead-acid in numerous applications. We have spent over four years developing lithium battery energy storage technology, including shipping over 14 megawatts of power in a variety of applications ranging from electrical vehicles to industrial equipment applications. We are currently in the process of qualifying for an Underwriters Laboratory (“UL”) Listing which will provide tangible credibility of the safety and integrity of our products.

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

Lift Equipment – Material Handling Equipment

We currently focus our business on lift equipment. Lift equipment commonly called a forklift truck (also called a lift truck, a fork truck, or a forklift) is a powered industrial truck used to lift and transport materials. The modern forklift was developed in the 1960s by various companies including the transmission manufacturing company Clark and the hoist company Yale & Towne Manufacturing. The forklift has since become an indispensable piece of equipment in manufacturing and warehousing operations. Lift equipment is produced in a range of power capacities from smaller lift type equipment such as a Walkie (ie, pallet jack) to a ride-on fork-lift. Lift equipment vehicles are not new technology and don’t require new testing, which can cause delays in product placement. The existing lift equipment market uses lead-acid batteries, which is outdated technology and can lead to customer dissatisfaction with life cycles, performance, and additional maintenance costs. We believe the replacement of lead-acid batteries with lithium cells dramatically extends run time and the battery system life, lowering the overall cost of ownership to a level which makes lithium competitive with lead-acid in numerous applications.

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

Our Products and Services

We seek to gain market share in the advanced energy storage segment, with current focus on lift equipment, using our system technologies that extend life, add much needed safety mechanisms, and communication and cycle life memory tools. We are focused on cell and system management tools. From our modular 24-volt energy storage solutions to stackable charging, we provide the building blocks to create custom systems designed for a diverse set of applications. Whether it is vehicle or stationary storage systems, we provide capable systems that meet cost and performance targets which we believe, in many cases and based on the life cycle data of the lead-acid batteries provided by the manufacturers; outperform traditional lead-acid technologies on both metrics. Our systems use lithium-ion cells that are denser in energy than traditional lead-acid batteries, which allow our batteries to hold more charge over the same weight. In addition, our BMS protects the lithium-ion batteries enabling the lithium-ion batteries to reach their full life and cycle potential and outlasting lead-acid based batteries which would have to be replaced and thereby adding additional costs over the same time period. Our systems manage individual cells and their charge cycles, which generally allows for more consistent discharge capability and ease of maintenance over an unmanaged battery. Through our BMS, we have enhanced battery systems overall to provide safer, more reliable and extended life rechargeable energy storage systems for applications including motive, marine, industrial, military, stationary, and grid management markets.

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

During the fiscal year ended June 30, 2015, we had three major customers that each represented more than 10% of our revenues on an individual basis, or approximately $341,000 or 47% of our total revenues, which was a result of sales to three customers, Southern States Motive Power, Shoppa’s Material Handling, and Bjorkman Industrial Power Corporation, which represented $149,000 or 21%, $110,000 or 15%, and $82,000 or 11% of sales, respectively.

During the fiscal year ended June 30, 2014, we had two major customer that represented more than 10% of our revenues on an individual basis, or approximately $129,000 or 36% of our total revenues, which was a result of sales to two customers, Penguin ASI and Southern States Motive Power, which represented $67,000 or 19% and $62,000 or 17% of sales, respectively.

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

Batteries. Since our battery management system and battery modules are not tied to any specific lithium-ion battery chemistry, we can source our batteries from a variety of manufacturers to meet our needs as well as our customer’s needs. During this past year, we have sourced our batteries from several suppliers, all having manufacturing operations in China, with some having wholesale warehouses in the United States.

Battery Modules and Packs. We design all of our battery modules and packs in-house. In addition, we occasionally design and assemble prototype battery packs and storage systems for our customers.

Chargers. We currently buy chargers from several sources, all of whom are U.S. based suppliers.

BMS. In the past, our BMS units and CAN Current Sensor Builds were outsourced to LHV Power, one of our early business supporters. LHV Power’s chief executive officer, president and owner, James Gevarges, was a former member of our Board of Directors and is one of our major shareholders. LHV Power has an advanced engineering team that has produced products for Hewlett Packard, Dell, Black and Decker, Train, and Carrier. LHV has several contracts with manufacturing facilities in China and Taiwan. In addition, LHV had assisted us with manufacturing assessments of our other products. Our relationship with LHV Power was formerly governed by the Manufacturing Agreement dated August 1, 2009 which expired on August 1, 2014. We have no near term plans to use LHV Power as a supplier. We plan to outsource the manufacturing of our BMS to other manufacturers in the future.

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

Suppliers

During the fiscal year ended June 30, 2015, we obtained a limited number of components and supplies included in our products from a small group of suppliers and had three suppliers who accounted for more than 10% of our total purchases, on an individual basis. Purchases for these three suppliers totaled $528,000, for a total of 66% of our total purchases.

During the fiscal year ended June 30, 2014, we obtained a limited number of components and supplies included in our products from a small group of suppliers and had two suppliers who accounted for more than 10% of our total purchases, on an individual basis. Purchases for these two suppliers totaled $96,000 for a total of 39% of our total purchases.

In the past we have sourced Lithium batteries from a number of suppliers. We are realigning our battery sourcing to improve consistency, responsiveness, and quality.

Research and Development

Research and development expenses for the fiscal years ended June 30, 2015 and 2014 were approximately $655,000 and $536,000, respectively. Such expenses consist primarily of materials, supplies, salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses. The increase in research and development expenses was primarily due to increase in personnel costs and benefits, and material and labor costs associated with the project to have UL certify our LiFT Packs. We currently perform our research and development at our facility in Vista, California. We seek to develop innovative new and improved products for cell and system management along with associated communication, display, current sensing and charging tools.

Competition

Our competitors in the lift equipment sector are major lead acid battery manufacturers, including, but not limited to: GNB, Hawker, Deka, Enersys, Crown Battery and Interstate. We are not aware that these suppliers currently offer lithium-based products for lift equipment in any significant volume to end users, equipment dealers, OEMs or battery distributors.

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

Grid Management Solutions: Our products’ telematics, modularity, longevity and low cost solutions fit with smart grid management solutions, peak shaving devices, bulk storage, back-up power, and frequency modulation devices at every level of grid management. These devices have the longest integration timelines, but have the potential to become our largest revenue component over time. These applications are part of our product roadmap over the next several years.

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

In connection with our BMS, we are actively pursuing patent applications relating to determining battery life and remaining battery life cycles. Several patent applications relating to these inventions have been approved and others will be filed with the U.S. Patent & Trademark Office. We are developing a certain number of BMS related patents. In addition, we have a number of trademark applications and registrations protecting the Flux Power name and logo. These include Flux, Flux Power, and the Flux Power logo.

As of June 30, 2015, we have 11 patent applications pending with the United States Patent and Trademark Office, with two patents approved and issued. In addition, we intend to continue to file additional patent applications with respect to our technology and to seek protection of our intellectual property internationally in a broad range of areas. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims. Even if granted, there can be no assurance that these pending patent applications will provide us with protection.

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

Employees

As of June 30, 2015, we have nineteen (19) employees, of which fourteen (14) are full-time and five (5) are part-time. We engage outside consultants for business development and operations or other functions from time to time. None of our employees are currently represented by a trade union. We consider our relations with our employees to be good.

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

In their audit opinion issued in connection with our financial statements as of June 30, 2015 and for the year then ended, our independent registered public accounting firm included a going concern explanatory paragraph which stated there was substantial doubt about our ability to continue as a going concern.  We have prepared our financial statements on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. Our financial statements do not include any adjustments that would be necessary should we be unable to continue as a going concern and, therefore, be required to liquidate our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.  If we are unable to continue as a going concern, our stockholders may lose all or a substantial portion or all of their investment.

We have a history of losses and negative working capital and currently our lender has the right not to advance funds under our credit facilities, and require additional funding to support operations and provide working capital for growth.

As of June 30, 2015, we had a cash balance of approximately $53,000, negative working capital of approximately $2,175,000 and an accumulated deficit of approximately $10,691,000. We have a history of losses and have experienced a lack of revenue due to the time to launch our revised business strategy. We have experienced an increase in our revenues and a decrease in gross profit. Our revenues for the fiscal year ended June 30, 2015, increased approximately $357,000, or about 100%, compared to the year ended June 30, 2014. Our net loss of $2,415,000 for the fiscal year ended June 30, 2015, decreased by approximately $1,884,000, compared to the fiscal year ended June 30, 2014 net loss of $4,299,000. The Company does not currently believe that its existing cash resources are sufficient to meet its anticipated needs during the next twelve months. Our operations have been primarily funded through the sale of our securities and borrowings under our credit facilities. Our continued operations and growth are dependent on our ability to complete equity financings, make borrowings under our credit facilities or/and generate positive cash flows from operating activities. For the twelve months ended June 30, 2015, we have conducted private placements of our common stock and warrants to accredited investors and raised gross cash proceeds of approximately $536,000. In addition, as of June 30, 2015, a total of $1.6 million was owed by the Company under existing agreements with Esenjay Investment LLC (“Esenjay”). We are currently pursuing additional funds through private placements. In addition, we are pursuing additional sources of funding, which could result from certain distributor relationships, joint operating ventures, acquisitions or mergers. We expect to cover our anticipated operating expenses through cash on hand, collections on additional customer billings, borrowings under our lines of credit, and proceeds from the private placement of equity securities. However, there is no guarantee we will be able to obtain additional funds in the future if required or that funds will be available on terms acceptable to us, or that shareholders will not experience dilution as a result of funds raised through the sale of securities. If such funds are not available, management will be required to curtail its investments in additional sales and marketing and product development resources and capital expenditures, which may have a material adverse effect on our future cash flows and results of operations, and its ability to continue operating as a going concern.

Our level of indebtedness and an event of default under existing notes and credit facility could adversely affect our business, financial condition, results of operations or liquidity.

We have substantial indebtedness and have relied on our credit facilities to provide working capital. As of June 30, 2015 we have an outstanding balance of $1.6 million under our existing credit facilities with Esenjay; however our ability to borrow under these facilities is at the discretion of Esenjay. Also, Esenjay has no obligation to disburse such funds and has the right not to advance funds under these loans. Credit Lines include: revolving note for $1.0 million (“Revolving Note”), additional note payable of $250,000 (“Bridge Note”) and line of credit for $2.0 million (“Credit Line”). A total of $1.65 million is available under these lines as of June 30, 2015. The three credit lines with Esenjay mature on December 31, 2015. We are currently pursuing plans to refinance the related outstanding balances. Under the Revolving Note, Bridge Note and Credit Line, the interest rate on unpaid balance of all lines accrue interest at a rate of 6%. In addition, as a secured party, upon an event of default, Esenjay will have a right to the collateral granted to them under the Revolving Note, Bridge Note and Credit Line, and we may lose our ownership interest in the assets. A loss of our collateral will have material adverse effect on our operations, our business and financial condition.

We have realigned our marketing focus to smaller number of products and selling to customers that do not require extensive product development.

Beginning 2010, we focused on providing customized solutions to larger OEM customers.  Recent experience has shown that we could achieve higher longer-term revenue by focusing on a smaller number of products and selling to customers that do not require extensive and lengthy product development and negotiation periods. An example was the decision in late 2013 by NACCO to pursue a much larger supplier that can provide extensive resources to support lengthy prove-out requirements for one of their product areas.  As a response, we have determined to narrow our focus to product segments including “lift equipment” and related verticals.. We feel that we are well positioned to address these markets, which include applications such as industrial electric vehicles like lift equipment, tug equipment, back-up power, grid tie power, solar storage, electric service vehicles and pallet drivers. However, we cannot guarantee that we will be successful in transitioning companies in these segments from legacy lead-acid technologies to our advanced energy storage solutions.

We have a limited operating history which makes evaluating our business and future prospects difficult and may increase the risk of your investment.

There are risks and difficulties we face as an early stage company with limited operating history. If we do not successfully address these risks, our business, prospects, operating results and financial condition will be materially and adversely harmed. We began delivering our first battery product and BMS in the second quarter of 2010, and as of June 30, 2015, we have 39 customers, almost all of which are in the lift equipment, robotic equipment, emergency back-up power supply, or solar storage market segments. We have a very limited operating history on which investors can base an evaluation of its business and operating results can vary significantly.

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

Additionally, even if a manufacturer or their equipment dealers decide to use our batteries, the manufacturer may not be able to market and sell its products successfully. The manufacturer’s inability to market and sell its products successfully could materially and adversely affect our business and prospects because this manufacturer may not order new products from us. Therefore, our business, financial condition, results of operations and future success would be materially and adversely affected.

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

Our battery cells, which are an integral part of our battery products and systems, are currently sourced from two manufacturers, which are located in China with one of them having distribution in the United States. While we obtain components for our products and systems from multiple sources whenever possible, we have spent a great deal of time in developing and testing our battery cells that we receive from these two manufacturers. We refer to these battery cell suppliers as our limited source suppliers. To date we have no qualified alternative sources for our battery cells and we generally do not maintain long-term agreements with our limited source suppliers. We continue to evaluate additional battery suppliers. While we believe that we will be able to establish alternate supply relationships for our battery cells, we may be unable to do so in the short term or at all at prices, quality or costs that are favorable to us.

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

Our business depends substantially on the continuing efforts of the members of our senior management team, and our business may be severely disrupted if we lose their services.

We believe that our success is largely dependent upon the continued service of the members of our senior management team, who are critical to establishing our corporate strategies and focus, and ensuring our continued growth. Our continued success will depend on our ability to attract and retain a qualified and competent management team in order to manage our existing operations and support our expansion plans. Although we are not aware of any change, if any of the members of our senior management team are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Therefore, our business may be severely disrupted, and we may incur additional expenses to recruit and retain their replacement. In addition, if any of the members of our senior management team joins a competitor or forms a competing company, we may lose some of our customers.

Workforce reductions may impair our ability to comply with legal and regulatory requirements as a Public Company.

There can be no assurance that our management team will be able to implement and affect programs and policies in an effective and timely manner especially if subject to workforce reductions, that adequately respond to increased legal, regulatory compliance and reporting requirements imposed by such laws and regulations. Our failure to comply with such laws and regulations could lead to the imposition of fines and penalties and further result in the deterioration of our business.

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

As of September 25, 2015, our present directors and executive officers, and their respective affiliates beneficially owned approximately 76.4% of our outstanding common stock, including underlying options and warrants that were exercisable or which would become exercisable within 60 days.  As a result of their ownership, our directors and executive officers and their respective affiliates collectively are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  This concentration of ownership may also have the effect of delaying or preventing a change in control.

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

ITEM 1B — UNRESOLVED STAFF COMMENTS

None.

ITEM 2 — PROPERTIES

On March 1, 2014, Flux Power entered into a two-year lease agreement to rent the office, warehouse and manufacturing facility located in Vista, California, at approximately $12,000 per month. On March 26, 2014, Flux Power as the sub-lessor entered into a new sublease agreement with Epic Boats (an entity founded and controlled by Chris Anthony, our board director and former chief executive officer) as the sub-lessee, whereas Epic Boats agrees to pay Flux Power 10% of facility costs on a month to month basis, for a period no longer than through the end of the two year lease agreement. We believe our facility at Vista, California provide adequate space for our current and projected needs.

The Company recorded rent expense, net of sublease income during the fiscal years ended June 30, 2015 and 2014, of approximately $101,000 and approximately $77,000, respectively.

ITEM 3 — LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. We are currently a party to a legal proceeding arising from a work related injury. While we do not presently believe that the ultimate outcome of such proceedings will have a material adverse effect on our business, operating results or financial condition, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, it is possible that such ruling could have a material adverse impact on our business, operating results or financial condition in the period in which the ruling occurs. Our current estimates of the potential impact from such legal proceeding could change in the future.

 ITEM 4 — MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Data

Our common stock is quoted on the OTCQB under the stock symbol “FLUX.” The following table sets forth the range of the closing prices for our common stock during each quarter for the period July 1, 2013 through June 30, 2015, as set forth below.  Such prices do not represent actual transactions, and do not include retail mark-ups, mark-downs or commissions.

	High	Low
Fiscal year ended June 30, 2015
First quarter	$0.31	$0.10
Second quarter	$0.13	$0.09
Third quarter	$0.11	$0.05
Fourth quarter	$0.07	$0.05

Fiscal year ended June 30, 2014
First quarter	$0.15	$0.03
Second quarter	$0.10	$0.04
Third quarter	$0.40	$0.06
Fourth quarter	$0.39	$0.19

Shareholders

The approximate number of record holders of our common stocks as of September 25, 2015 was 1,380.

Recent Sales of Unregistered Securities

None that have not been previously reported.

Purchases of Equity Securities

We have never repurchased any of our equity securities.

Dividends

The Company did not declare or pay dividends on its common stock during fiscal years 2015 and 2014 and we presently do not expect to declare or pay such dividends in the foreseeable future and expect to reinvest all undistributed earnings to expand our operations, which the management believes would be of the most benefit to our shareholders. The declaration of dividends, if any, will be subject to the discretion of our Board of Directors, which may consider such factors as our results of operations, financial condition, capital needs and acquisition strategy, among others.

Equity Compensation Plan Information

Information for our equity compensation plans in effect as of the end of fiscal year 2015 is as follows:

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Equity compensation plans approved by security holders	N/A	N/A	10,000,000
Equity compensation plans not approved by security holders *	6,101,357	$0.16	0

Total	6,101,357	$0.16	0

* Consists of 790,384 options granted under the 2010 Stock Option Plan (“Option Plan”) and assumed by the Company in a Reverse Acquisition. An additional 5,310,973 “non-qualified” options were issued for a total outstanding at June 30, 2015 of 6,101,357. No additional shares of common stock may be granted under the Option Plan.

DESCRIPTION OF SECURITIES

Common Stock

We are authorized to issue up to 300,000,000 shares of common stock, par value $0.001 per share. Each outstanding share of common stock entitles the holder thereof to one vote per share on all matters. Our bylaws provide that any vacancy occurring in the Board of Directors may be filled by the affirmative vote of a majority of the remaining directors though less than a quorum of the Board of Directors.

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

We sold our first validated product in the second quarter of 2010 and have since delivered over 15 mega watt-hours of Advanced Energy Storage to clients such as NACCO Material Handling Group,Inc. (NACCO), GreenTech Automotive, Inc. (GTA), Crown Equipment Corporation, Damascus Corporation, Columbia Parcar Corporation, Wheego Electric Cars, Inc., (“Wheego”), Epic Electric Vehicles, and Texas Association of Local Health Officials (“TALHO”).

We are currently primarily focusing on the lift equipment market targeting dealers and distributors, and secondarily, with the non-OEM micro-grid market. We anticipate that these markets will be the strongest for aggressive revenue growth over the coming year. A Prototype Agreement with NACCO confirmed that our advanced energy storage systems can address a broad range of lift equipment. However, the OEM market proved to be elusive and time consuming. In addition, working exclusively with one manufacturer would significantly limit our market opportunity. As such, we have shifted our focus from an OEM market to a non-OEM, national distribution network across all OEM markets, which pose fewer barriers to entry. Currently, we are working with various lift equipment OEM’s, their dealers and battery distributors to bring our advanced energy storage systems to the lift equipment market which provides a more direct market path without the delays and issues that accompany an OEM’s world-wide deployment of new energy solutions for lift truck equipment.

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

Proposed Acquisition

In June 2013, we entered into a non-binding letter of intent (“LOI”), disclosed in the Company’s Form 8-K filed with the SEC on June 27, 2013, to acquire KleenSpeed Technologies (“KleenSpeed”), a company controlled by Tim Collins, our former executive chairman. KleenSpeed develops technology for distributed energy markets, including grid storage. After two years of negotiations and due diligence, the Company and KleenSpeed were unable to agree on a strategy or suitable terms for the acquisition. On July 21, 2015, the Company’s Board of Directors decided to abandon the proposed acquisition of KleenSpeed.

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

We believe the following critical accounting policies and estimates affect the preparation of our financial statements:

Inventory Valuation

Inventories consist primarily of batteries, battery management systems and the related subcomponents, and are stated at the lower of cost or market. Prepaid inventory represents deposits made by us for inventory purchases. We evaluate inventories to determine if write-downs are necessary due to obsolescence or if the inventory levels are in excess of anticipated demand at market value based on consideration of historical sales and product development plans. We recorded an adjustment related to obsolete inventory in the amount of approximately $29,000 during the fiscal year ended June 30, 2014.

We reviewed our inventory valuation with regard to our Gross Margin loss for the fiscal year ended June 30, 2015. The Gross Margin loss was due to factors related to new product launch, such as low volume, early higher cost designs, and limited sourcing. As such, we do not believe the loss is related to raw material inventory issues that would require writedowns.

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

There was no deferred revenue recognized during the twelve months ended June 30, 2015 or accrued at June 30, 2015 or 2014.

Derivative Financial Instruments

We follow Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic No. 815, Derivatives and Hedging to classify and value warrant liabilities. Warrants classified as derivative liabilities are recorded at their fair values at the issuance date and are revalued at each subsequent reporting date, using a Monte Carlo simulation model (see Note 9, to the financial statements).

We have certain outstanding warrants, issued in 2013, that offer the holders of such warrants protection against dilution whereby the exercise price of the warrants can be adjusted if the Company completes a subsequent round of financing at less than $1 per share. This provision requires the warrants issued in 2013 be accounted for as derivative liabilities (See Note 9, to the financial statements).

Share-based Compensation

We account for share-based compensation in accordance with the provisions of FASB ASC Topic No. 718, “Compensation—Stock Compensation” (“ASC 718”) and ASC 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”) requiring the measurement and recognition of compensation expense for all share-based payment awards based on estimated grant or measurement date fair values. ASC Topic No. 718 and ASC Topic No. 505-50 require the use of subjective assumptions, including expected stock price volatility, forfeitures and the estimated term of each award. If actual results differ significantly from our estimates, stock-based compensation expense and our results of operations could be materially impacted.

Shipping and Handling Costs

The Company has simplified its treatment of shipping and handling costs for deliveries of product to customers to conform with the lift equipment industry practice. Cost to deliver sold product to customers is paid by the Company and classified in operating expense. No additional pricing for shipping is invoiced to the customer. Shipping costs of inbound inventory to build product are charged to cost of goods sold. For the years ended June 30, 2015 and 2014, costs for inbound inventory were approximately $19,000 and $20,000, respectively. Shipping costs for finished products delivered to customers totaled approximately $100,000 and $26,000 for the years ended June 30, 2015 and 2014, respectively. Inbound shipping costs for year ended June 30, 2014 reflected inbound freight costs form sourcing cells primarily from China, compared with local sourcing for the year ended, June 30, 2015.

Segment and Related Information

We operate as a single reportable segment.

Comparison of Results of Operations

For the years ended June 30, 2015 and June 30, 2014

Net Loss

During 2015, we reported net loss of approximately $2,415,000, as compared to a net loss of approximately $4,299,000 in fiscal year 2014. Excluding the impact of the amortization of $1,561,000 of consulting expense which was incurred in 2012 and amortized over the contract term, we would have reported a net loss of $2,738,000 in fiscal year 2014.

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

Revenues for the fiscal year ended June 30, 2015, increased by approximately $357,000, or 100%, compared to the year ended June 30, 2014. This increase in sales was primarily attributable to gaining momentum with the launch of our LiFT Pack products in fiscal year 2015.

Cost of Revenues

Cost of revenues for the fiscal year ended June 30, 2015, increased approximately $451,000 compared to the fiscal year ended June 30, 2014. This increase in cost of revenues was attributable primarily to the increase in sales of our LiFT Packs as discussed above reflecting the launch of our LiFT Pack products and higher costs from startup volumes and higher related production labor and overhead. We expect costs to decrease to approximately 75% of revenues once higher sales volume is achieved in 2016 and future years.

Selling and Administrative Expenses

Selling and administrative expenses for the fiscal years ended June 30, 2015 and 2014 were approximately $2,108,000 and $1,659,000, respectively. Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, public company costs, consulting costs, professional fees and other expenses. The increase of approximately $449,000 or 27% was primarily due to increased engineering support, sales and marketing costs to support the launch of LiFT Packs.

Amortization of Prepaid Advisory Fees

Amortization of prepaid advisory fees for the fiscal years ended June 30, 2015 and 2014 were approximately $17,000 and $1,561,000, respectively. The prepaid advisory fees amortized during the fiscal year 2015 are related to the fair value of shares of the Company’s common stock issued in connection with an advisory agreement with Catalyst Global LLC dated October 14, 2013 of $49,000 offset by $32,000 adjustment to amortization expense related to planned issuance of common stock to other consultants in 2014 which was not issued. The fair value of the shares issued pursuant to this agreement has been recognized over the term of the contract which ended in October 2014. We renewed our annual contract with Catalyst Global on February 11, 2015. The prepaid advisory fees amortized during the fiscal year 2014 are primarily related to the fair value of the warrants issued under an advisory agreement with Baytree Capital dated June 14, 2012, and to value of the shares of the Company’s common stock issued pursuant to the same agreement where Baytree Capital agreed to provide business and advisory services to the Company. The prepaid advisory fees related to this arrangement were fully amortized as of June 30, 2014. Additionally, in fiscal year ended June 30, 2014, we issued common stock to other consultants for payment of advisory services, with an estimated fair value of $32,000, that are amortized and included in the amount of amortized prepaid advisory fees for the twelve months ended June 30, 2014.

Research and Development Expense

Research and development expenses for the fiscal years ended June 30, 2015 and 2014 were approximately $655,000 and $536,000, respectively. Such expenses consist primarily of materials, supplies, salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses. The increase of approximately $119,000 or 22% was primarily due to increase in personnel costs and benefits, and material and labor costs associated with the project to have UL certify our LiFT Packs.

Change in Fair Value of Warrant Derivative Liability

We follow FASB ASC Topic No. 820, Fair Value Measurements and Disclosures (“ASC 820”) in connection with financial assets and liabilities measured at fair value on a recurring basis subsequent to initial recognition. Changes in the fair value of the warrants for the fiscal years ended June 30, 2015 and 2014, are included as a component of other income (expense) in the accompanying condensed consolidated statements of operations for the respective period. For the fiscal year ended June 30, 2015, the change in the fair value of the warrants was resulted in other income of $548,000 compared to other expense of $330,000 for the fiscal year ended June 30, 2014 (see Note 9, to the financial statements).

Liquidity and Capital Resources

Overview

As of June 30, 2015, we had a cash balance of approximately $53,000, negative working capital of approximately $2,175,000 and an accumulated deficit of approximately $10,691,000. We do not have sufficient liquidity and capital resources to fund planned operations through our fiscal year ending June 30, 2016. See “Future Liquidity Needs” below.

Cash Flows

Operating Activities

Our operating activities resulted in net cash used in operations of approximately $2,363,000, for the fiscal year ended June 30, 2015, compared to net cash used in operations of approximately $2,151,000 for the fiscal year ended June 30, 2014.

The net cash used in operating activities for the fiscal year ended June 30, 2015 reflects our use of proceeds to build the business including launching lift equipment products and increasing expenditures such as additional marketing and research and development. The net loss of approximately $2,415,000 was offset by a decrease of $71,000 in accounts receivable, an increase of $133,000 in accounts payable, and an increase of $179,000 in accrued expenses. In addition, net cash used in operating activities was impacted by an increase of $96,000 in inventory, an increase of $50,000 in other current assets, and non-cash activity of $185,000 in total. Non-cash items mainly included; depreciation of approximately $32,000, amortization of prepaid advisory fees of approximately $17,000, stock-based compensation of approximately $237,000, amortization of debt discount of $60,000, stock issuance for services of $21,000, offset by a decrease in fair value of warrant liability of $548,000.

The net cash used in operating activities for the fiscal year ended June 30, 2014 reflects our use of proceeds to build the business including increasing expenditures such as additional marketing and research and development. The net loss of $4,299,000 was offset by a decrease of $104,000 in inventory, a decrease of $42,000 in other current assets, and non-cash activity of $2,384,000. In addition, net cash used in operating activities was impacted by an increase of $127,000 in accounts receivable, a decrease of $50,000 in accounts payable, and a decrease of $203,000 in accrued expenses. Non-cash items mainly included; amortization of prepaid advisory fees of approximately $1,561,000, increase in fair value of warrant liability of $330,000, depreciation of approximately $55,000, stock-based compensation of approximately $315,000, and stock issuance for services of $152,000, inventory valuation adjustment of $29,000.

Investing Activities

Net cash used in investing activities for the fiscal years ended June 30, 2015 and 2014 consist primarily of purchases of equipment of approximately $25,000 and $4,000, respectively, and $9,000 and $3,000 proceeds from the sale of certain fixed asset during fiscal years ended June 30, 2015 and 2014, respectively.

Financing Activities

Net cash provided by financing activities for the fiscal years ended June 30, 2015 and 2014 was approximately $2,316,000 and $2,248,000, respectively. The increase in financing activities is the result of additional requirements for capital.

Future Liquidity Needs

We have evaluated our expected cash requirements over the next twelve months, which include, but are not limited to, investments in additional sales and marketing and product development resources, capital expenditures, and working capital requirements and have determined that our existing cash resources are not sufficient to meet our anticipated needs during the next twelve months, and that additional financing is required to support current operations. Based on our current and planned levels of expenditure, we estimate that total financing proceeds of approximately $2,000,000 will be required to fund current and planned operations through June 30, 2016. In addition, we anticipate that further additional financing may be required to fund our business plan subsequent to that date, until such time as revenues and related cash flows become sufficient to support our operating costs.

We launched a round of private placement in August 2014 with the intent of raising $990,000, of which approximately $536,000 was raised during fiscal year ended June 30, 2015. We intend to continue to seek capital through the private placement of securities and debt. The Company expects to continue to finance its operations in this manner for the immediate future. The Company is currently in discussions with several investors to finance the Company through the issuance of stock or convertible debentures, but no assurance can be given that these discussions and negotiations will culminate in adequate funding, or any funding at all. In the event that the Company is unable to obtain adequate financing, management will be required to curtail its investments in additional sales and marketing and product development resources, and capital expenditures, which may have a material adverse effect on our future cash flows and results of operations, and its ability to continue operating as a going concern.

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

Additionally, the stabilizing economy during 2015 provides less uncertainty of market demand for industrial equipment, but is no guarantee of demand for Flux products.

Going Concern

For the year ended and through June 30, 2015, we incurred net losses from operations and have incurred an accumulated deficit of approximately $2,415,000 and $10,691,000, respectively. In addition, as of June 30, 2015 we had limited available cash balances and negative working capital, and were in need of additional capital to fund operations. In their report on the annual consolidated financial statements for the fiscal year ended June 30, 2015, our independent auditors included an explanatory paragraph in which they expressed substantial doubt regarding the Company’s ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to raise additional capital on a timely basis until such time as revenues and related cash flows are sufficient to fund our operations. Management’s plans are to continue to seek funding, as necessary, through private placements of equity securities.

The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. (See Note 2, to the financial statements)

Off-Balance Sheet Arrangements

As of June 30, 2015, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

In July 2015, The FASB issued Accounting Standards Update (“ASU”) No. 2015-11, Inventory, which simplifies the subsequent measurement of inventory for which cost is determined by methods other than last-in first-out (“LIFO”) and the retail inventory method. For inventory within the scope of the new guidance, entities will be required to compare the cost of inventory to only one measure, its net realizable value, and not the three measures required by the existing guidance. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The new guidance should not change how entities initially measure the cost of inventory. The guidance will be effective for the Company’s fiscal year beginning July 1, 2017. Early adoption is permitted. We have not yet determined the impact this new guidance may have on our financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The new guidance is effective for the Company’s fiscal year beginning July 1, 2016. Entities should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, entities are required to comply with the applicable disclosures for a change in an accounting principle. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

In January 2015, the FASB issued an ASU No. 2015-01, Extraordinary and Unusual Items, which eliminates the concept of extraordinary items. Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. Eliminating the extraordinary classification simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration. The new guidance is effective for the Company’s fiscal year beginning July 1, 2016. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not believe the adoption of this standard will have a material impact on its financial position, results of operations or related financial statement disclosures.

In August 2014, The FASB issued ASU No. 2014-15 regarding ASC topic No. 205, Presentation of Financial Statements – Going Concern. The standard requires all companies to evaluate if conditions or events raise substantial doubt about an entity’s ability to continue as a going concern and requires different disclosure of items that raise substantial doubt but are, or are not, alleviated as a result of consideration of management’s plans. The new guidance is effective for the Company’s fiscal year beginning July 1, 2017. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This update outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. In May 2015, the FASB issued ASU No. 2015-14 deferring the effective date to annual reporting periods beginning after December 15, 2017, which is effective for the Company’s fiscal year beginning July 1, 2018. Early adoption is permitted only as of an annual reporting period beginning after December 15, 2016. The Company is currently evaluating the impact this guidance will have on the Company’s consolidated financial statements.

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

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based on the management's assessment and review of our financial statements and results for the fiscal year ended June 30, 2015, we have concluded that our disclosure controls and procedures were effective for purposes stated above.

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

(a)	Management’s Report on Internal Control over Financial Reporting

Our management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. As of June 30, 2015 management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of June 30, 2015 based on the COSO criteria.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding the effectiveness of the Company’s internal control over financial reporting, as such report is not required due to the Company’s status as a smaller reporting company.

Change in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the fiscal year ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name	Age	Position
Christopher L. Anthony	39	Chairman and Former Chief Executive Officer and President
Ronald F. Dutt	68	Director, Chief Executive Officer, Interim Chief Financial Officer, and Interim Corporate Secretary

Michael Johnson	67	Director

There are no arrangements or understandings between our directors and executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

Business Experience

Christopher L. Anthony, Chairman. Mr. Anthony was appointed as chairman on September 3, 2015 and has been a board member since June 14, 2012. Mr. Anthony was also the Company’s chief executive officer from June 14, 2012 to June 28, 2013. Prior to the Company’s Reverse Acquisition of Flux Power Holdings, Inc., in June 2012 Mr. Anthony served as Chairman and chief executive officer of Flux Power since it was incorporated in 2009. Mr. Anthony is the founder and a majority owner of Epic Boats, LLC (“Epic Boats”) a Delaware Corporation and has served as an R&D advisor since it was founded in 2002 and also served as chief executive officer though October 2010. On June 28, 2013 Mr. Anthony resigned as Flux Power’s chief executive officer to return full time to his position as chief executive officer of Epic Boats to manage the day to day operations. Epic Boats is primarily engaged in the business of providing recreational and competitive watercrafts, including an electric wake boarding boat. From 2005 to 2009 Mr. Anthony served as the chief operating officer of Aptera Motors, Inc., a Delaware company engaged in the business of manufacturing a three-wheel electric car (“Aptera Motors”) and was a director of that company from 2005 to 2010. Aptera Motors and Epic Boats are not affiliates of the Company. Mr. Anthony is an expert in energy storage, electric propulsion systems, and advanced composite manufacturing processes. He has significant experience building advanced products in the marine and commuter vehicle industries. Mr. Anthony has a Bachelor’s of Science degree in finance from the Cameron School of Business.

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

Michael Johnson, Director. Mr. Johnson has been our director since July 12, 2012. Mr. Johnson has been a director of Flux Power since it was incorporated. Since 2002, Mr. Johnson has been a director and the chief executive officer of Esenjay Petroleum Corporation (“Esenjay Petroleum”), a Delaware company located in Corpus Christi, Texas which is engaged in the business oil exploration and production. Mr. Johnson’s primary responsibility at Esenjay Petroleum is to manage the business and company as chief executive officer. Mr. Johnson is director and shareholder of Esenjay Investments LLC, a Delaware company engaged in business of investing in companies, and an affiliate of the Company beneficially owning approximately 51.2% of the issued and outstanding shares of the Company. As a result of Mr. Johnson’s leadership and business experience he is an industry expert in the natural gas exploration industry and brings a wealth of management and successful company building experience to the board. Mr. Johnson received a BS degree in mechanical engineering from the University of Southwestern Louisiana in 1971.

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

Compliance with Section 16 of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission (hereinafter referred to as the “Commission”) initial statements of beneficial ownership, reports of changes in ownership and Annual Reports concerning their ownership, of Common Stock and other of our equity securities on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% stockholders are required by Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on information available to us in public filings, we believe that all reports required by Section 16(a) for transactions in the fiscal year ended June 30, 2015, were timely filed except for the late Form 4 filings by Christopher Anthony and Ronald Dutt.

ITEM 11 — EXECUTIVE COMPENSATION

Compensation for our Named Executive Officers

The following table sets forth information concerning all forms of compensation earned by our named executive officers during the fiscal years ended June 30, 2015 and 2014 for services provided to the Company and its subsidiaries. None of our current executive officers earned compensation that exceeded $100,000 during the fiscal year ended June 30, 2013.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	All Other Compensation ($)	Total ($)

Ronald F. Dutt (5),	2015	$170,000	$—	$—	$-	$—	$—	$170,000
Chief Executive Officer, Interim Chief Financial Officer, Director and Interim Corporate Secretary	2014	$146,681	$—	$—	$108,937	$—	$—	$255,618

(1)	Amounts listed under the “Bonus” column for fiscal 2015 and 2014 reflect the discretionary bonuses paid (if any) to each of the Named Executive Officers.
(2)	The “Stock Awards” column is the grant date fair value of stock awards issued during each respective year, adjusted where applicable for our assessment of the probability that performance conditions will be achieved. The grant date fair value was determined in accordance with the provisions of FASB ASC Topic No. 718. There were no stock awards issued in fiscal year ended June 30, 2015 or 2014.
(3)	The grant date fair value was determined in accordance with the provisions of FASB ASC Topic No. 718 using the Black-Scholes valuation model with assumptions described in more detail in the notes to our audited financial statements included in this report.
(4)	There were no bonuses paid in fiscal 2015 or 2014 related to Incentive Plan performance.
(5)	Mr. Dutt’s Employment Agreement effective December 11, 2012 provided for option grants of 200,000 and on July 30, 2013, Mr. Dutt was granted 1,750,000 shares of non-qualified stock options subject to certain vesting restrictions, respectively.

Benefit Plans

We do not have any profit sharing plan or similar plans for the benefit of our officers, directors or employees. However, we may establish such plan in the future.

Equity Compensation Plan Information

In connection with the Reverse Acquisition, we assumed the Option Plan. As of June 30, 2015, the number of shares of common stock outstanding under the 2010 Option Plan was 1,190,384. No additional shares of common stock may be granted under the Option Plan.

On November 26, 2014, our board of directors approved our 2014 Equity Incentive Plan (the “2014 Plan”), which was approved by our shareholders on February 17, 2015. The 2014 Plan offers selected employees, directors, and consultants the opportunity to acquire our common stock, and serves to encourage such persons to remain employed by us and to attract new employees. The 2014 Plan allows for the award of stock and options, up to 10,000,000 shares of our common stock. We have not issued any options or stock under the 2014 Plan.

In addition, at June 30, 2015, we have 5,310,973 “non-qualified” options outstanding which were granted outside of the Option Plan and 2014 Plan.

The following table sets forth certain information concerning unexercised options, stock that has not vested, and equity compensation plan awards outstanding as of June 30, 2015 for the named executive officers below:

	Option Awards(1)						Stock Awards
Name	Award Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Ronald Dutt	7/30/2013	1,312,500	437,500	—	0.10	7/30/2023	—	$—	—	$—

(1)	The fair value of each option grant is estimated at the date of grant using the Black-Scholes option pricing model. Expected volatility is calculated based on the historical volatility of the Company’s stock. The risk free interest rate is based on the U.S. Treasury yield for a term equal to the expected life of the options at the time of grant.

Compensation of Non-Executive Directors

In connection with Mr. Collins’ appointment to the Board back in March 2014, the Board granted Mr. Collins (1) non-qualified stock options to purchase 1,000,000 shares of common stock of the Company at an exercise price of $0.31 per share (the closing price of common stock on March 13, 2014), which are subject to vesting over a 2 year period in quarterly installments, and also (2) 100,000 shares of restricted common stock as a stock bonus valued at $31,000. Upon Mr. Collins’ resignation from the Board on August 10, 2015, option to purchase 750,000 shares of common stock of the Company has been fully vested.

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

There were no performance based bonuses paid for fiscal years ended June 30, 2015 and 2014.

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

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934, as amended, as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose of or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, subject to community property laws where applicable. As of September 25, 2015 we had a total of 150,710,137 shares of common stock issued outstanding.

The following table sets forth, as of September 25, 2015, information concerning the beneficial ownership of shares of our common stock held by our directors, our named executive officers, our directors and executive officers as a group, and each person known by us to be a beneficial owner of 5% or more of our outstanding common stock. Unless otherwise indicated, the business address of each of our directors and executive officers is c/o Flux Power Holdings, Inc., 985 Poinsettia Avenue, Suite A, Vista, California 92081. Each person has sole voting and investment power with respect to the shares of our common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percentage of Ownership

Directors and Named Executive Officers

Christopher L. Anthony, Chairman and Former Chief Executive Officer	9,081,316	(2)	6.0%
Ronald F. Dutt, Director, Chief Executive Officer and Interim Chief Financial Officer	1,408,185	(3)	0.9%
Michael Johnson (Esenjay Investments, LLC), Director	121,340,284	(4)	69.5%
Current Executive Officers & Directors as a Group (3 people)	131,829,785		76.4%

5% Beneficial Owners
None

(1)	As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934, as amended, as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose of or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, subject to community property laws where applicable. Accordingly, shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be beneficially owned and outstanding for the purpose of computing the percentage ownership of any other person shown in the table.
(2)	Includes 300,000 stock options, of which 262,500 are vested.
(3)	Includes 1,750,000 stock options, of which 1,367,188 are vested.
(4)

Includes shares held by Esenjay Investments, LLC, a Texas limited liability company of which Mr. Johnson is the sole director and beneficial owner. Includes 595,000 stock options, of which 557,970 are vested, 8,983,333 of warrants and 14,375,000 shares issuable related to existing convertible debt.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

On June 26, 2013, we entered into an agreement with Security Research Associates, Inc. (“SRA”), a company which Mr. Collins, our former executive chairman is also the chief executive office, president, director and shareholder of SRA, pursuant to which SRA agreed to provide business and advisory services. SRA served as our placement agent in connection with the Company’s 2014 Private Placement Offering (“Offering”) and was paid cash compensation in the amount of 9% of the gross proceeds raised and a warrant to purchase the number of shares of our common stock equal to 9% of the aggregate gross proceeds from the Offering received by the Company from all investors (excluding Esenjay) placed by SRA divided by $0.06 per share. SRA was paid $107,460 in cash and reimbursement for related expenses of approximately $10,000 and issued a warrant to purchase 1,791,000 shares of our common stock at an exercise price of $0.06 for its services as our private placement agent in the Offering. In connection with this agreement, the estimated fair value of the warrants issued in the approximate amount of $107,460 (1,791,000 warrants at $0.06) and related expenses of approximately $10,000 was recorded as an offset to equity related to expense associated with the Offering. The Company’s contract with SRA was amended to reflect renewal to support the March 2014 placement and the August 2014 placement. For the August 2014 placement, SRA was paid $34,695 in cash commissions and awarded warrants to purchase our common stock at an exercise price of $0.09 for its services. Additionally, SRA placed a convertible line of credit with Leon Frenkel totaling $500,000 that has, at June 30, 2015 outstanding balance of $215,000, including grants of warrant to purchase 1,791,667 shares of the Company’s common stock at $0.12 per share. The agreement with SRA expired on July 31, 2015.

Loans from Stockholder and Conversion into Common Stock

In October 2011, we entered into a revolving promissory note agreement (“Revolving Note”) for $1,000,000 with Esenjay Investments, LLC (“Esenjay”), which is one of our major stockholders who beneficially own approximately 51.2% of our common stock. Mr. Michael Johnson is a current member of our board of directors and is the director and sole shareholder of Esenjay. The Revolving Note had an interest rate of 8% per annum, and an original maturity date of September 30, 2013, as amended, and is secured by substantially all of the assets of the Company. As of September 30, 2013, the balance outstanding payable on the note was $1,000,000. On October 16, 2013, we entered into the Second Amendment to the Revolving Note pursuant to which the Revolving Note was amended to: (i) extend the maturity date from September 30, 2013, to December 31, 2015; (ii) change the interest rate on the outstanding principal amount as of October 16, 2013, and forward to 6% per annum, and (iii) grant the holder of the Revolving Note the option to convert any or all of the amount outstanding under the Revolving Note, as amended, into shares of our common stock at a conversion price of $0.30 per share until December 31, 2015. As of June 30, 2015, the remaining outstanding principal balance on the Revolving Note was $0.

On March 7, 2012, we entered into an additional note payable agreement with Esenjay for $250,000 (“Bridge Note”). The Bridge Note had an original maturity date of March 7, 2014, and bore interest at the rate of 8% per annum. As of September 30, 2013, the balance outstanding payable on the Bridge Note was $250,000 and there were no further funds available under the Bridge Note. On October 16, 2013, we entered into the First Amendment to the Bridge Loan Promissory Note (the “Amendment”) pursuant to which the Bridge Note was amended to: (i) extend the maturity date from March 7, 2014, to December 31, 2015; (ii) change the interest rate on the outstanding principal amount as of October 16, 2013, and forward to 6% per annum; and (iii) grant the holder of the Bridge Note the option to convert any or all of the amount outstanding under the Bridge Note, as amended, into shares of our common stock at a conversion price of $0.30 per share until December 31, 2015. As of June 30, 2015, the remaining outstanding principal balance on the Bridge Note was $0.

On September 24, 2012, we entered into a Line of Credit agreement with Esenjay for $1,500,000 (“Line of Credit”). Borrowings under the Line of Credit are secured by our assets and bore interest at the rate of 8% per annum, with all unpaid principal and accrued interest due and payable on September 24, 2014. On October 16, 2013, we entered into the First Amendment to the Line of Credit (the “Amendment”) pursuant to which the Line of Credit was amended to: (i) extend the maturity date from September 24, 2014, to December 31, 2015; (ii) change the interest rate on the outstanding principal amount as of October 16, 2013, and forward to 6% per annum; (iii) increase the line of credit to $2,000,000; and (iv) grant holder the option to convert up to $400,000 of the outstanding amount under the Line of Credit into shares of our common stock at a conversion price of $0.06 per share until December 31, 2013, and the option to convert any or all of the remaining amount outstanding under the Line of Credit into shares of our common stock at a conversion price of $0.30 per share until December 31, 2015. As of June 30, 2015, the remaining outstanding principal balance on the credit line was $1,600,000.

On September 3, 2015, we entered into a Loan Conversion Agreement (“Conversion Agreement”) with Esenjay pursuant to which we agreed to issue 51,171,025 shares of our common stock (based on $0.04 per share) in exchange for the cancellation of a total principal amount of $2,000,000 (“Principal Amount”) outstanding under the Revolving Note, the Bridge Note and the Line of Credit (collectively, the “Loan Agreements”), with Esenjay, plus $46,841 in accrued and unpaid interest on such Principal Amount as of September 3, 2015 (the accrued interest together with the Principal Amount referred to as the “Debt”). In addition, under the Conversion Agreement, we agreed to allow Esenjay the right to convert additional amounts to be borrowed under the Loan Agreements at the conversion price equal to the future offering price of our Shares. The Loan Agreements expire December 31, 2015.

As of September 25, 2015, the remaining outstanding principal balance on the Loan Agreement was $575,000. Under the terms of these Loan Agreements, additional borrowings are subject to pre-approval by Esenjay and Esenjay has no obligation to loan additional funds under these facilities. The Loan Agreements expire on December 31, 2015.

Stockholder Agreements

Effective July 1, 2013, the Company relocated its principal office and manufacturing to the Epic Boats (an entity founded and controlled by Chris Anthony, our former chief executive officer and board member) facility in Vista, California. The Company entered into a month-to-month sub-lease agreement for shared space with Epic Boats. On February 25, 2014, the Company entered into a two-year agreement to rent the property, at $12,130 per month, with an annual increase of 3%. The agreement provides for monthly payments of approximately 10% of the monthly rental payment, which was terminated on March 1, 2014. Subsequently, the Company became the tenant of that space and enter into a sublease with Epic Boats, as the sub-lessee in which Epic Boats agreed to pay the Company 10% of the facility costs through June 30, 2014, with March as a transition month requiring 20% of the facility cost.

The Company recorded rent expense, net of sublease income during the fiscal years ended June 30, 2015 and 2014, of approximately $101,000 and approximately $77,000, respectively.

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

As of this date, Flux Power began selling products to Epic Boats under Flux Power’s standard terms and conditions and has continued to sell products to Epic Boats as a customer. During the fiscal years ended June 30, 2015 and 2014, Flux Power sold approximately $0 and $3,000, respectively, of product to Epic Boats. The customer deposits balance received from Epic Boats at June 30, 2015 and 2014 is approximately $136,000. There were no receivables outstanding from Epic Boats as of June 30, 2015.

Promoters and Certain Control Persons

The Reverse Acquisition resulted in a change of control by issuance of our securities to the following entities and individuals:

•	Christopher Anthony. Mr. Anthony, our director and former chief executive officer and president, is one of our major shareholders which beneficially owns approximately 9.1% of our common stock.
•	Esenjay Investments, LLC. Esenjay Investment, LLC is one of our major shareholders which beneficially own approximately 51.2% of our common stock. Mr. Michael Johnson, our director, is the director and shareholder of this entity.

Director Independence

We currently do not have any independent directors as the term “independent” is defined by the rules of the Nasdaq Stock Market.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditor

For the fiscal years ended June 30, 2015 and 2014, the Company’s independent public accounting firm was Squar Milner LLP.

Fees Paid to Principal Independent Registered Public Accounting Firm

The aggregate fees billed by our Independent Registered Public Accounting Firm, for fiscal years ended June 30, are as follows:

	2015	2014
Audit fees	$91,000	$77,000
Audit related fees	—	—
Tax fees	—	—
All other fees	—	27,000
Total	$91,000	$104,000

Audit Fees

Audit fees are the aggregate fees billed for professional services rendered by our independent auditors for the audit of our annual financial statements, the review of the financial statements included in each of our quarterly reports and services provided in connection with statutory and regulatory filings or engagements.

Audit Related Fees

Audit related fees are the aggregate fees billed by our independent auditors for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not described in the preceding category. Other fees shown for the year ended June 30, 2014 represent fees paid by the Company in connection with the audit of a potential acquisition target.

Tax Fees

Tax fees are billed by our independent auditors for tax compliance, tax advice and tax planning.

All Other Fees

All other fees include fees billed by our independent auditors for products or services other than as described in the immediately preceding three categories.

The Company’s Board of Directors serves as the Audit Committee and has unanimously approved all audit and non-audit services provided by the independent auditors. The independent accountants and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent accountants, and the fees for the services performed to date. The Company has not adopted a Charter for the Audit Committee as of June 30, 2015.

PART IV

ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Financial Statement Schedules.

1.	The following financial statements of Flux Power Holdings, Inc., and Report of Squar Milner LLP, independent registered public accounting firm, are included in this report:

2.	Financial Statement Schedules: All schedules have been omitted because the required information is included in the financial statements or notes thereto or because they are not required.

3.	See Subsection (b) below:

(b) Exhibits:

The following exhibits are filed as part of this Report

Exhibit No.	Description
2.1	Securities Exchange Agreement dated May 18, 2012. Incorporated by reference to Exhibit 2.1 on Form 8-K filed with the SEC on May 24, 2012.
2.2	Amendment No. 1 to the Securities Exchange Agreement dated June 13, 2012. Incorporated by reference to Exhibit 2.2 on Form 8-K filed with the SEC on June 18, 2012.
3.1	Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 on Form 8-K filed with the SEC on February 19, 2015.
3.2	Amended and Restated Bylaws of Flux Power Holdings, Inc. Incorporated by reference to Exhibit 3.1 on Form 8-K filed with the SEC on May 31, 2012.
10.1	Esenjay Secondary Revolving Promissory Note for Operating Capital dated October 1, 2011. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on June 18, 2012.
10.2	Esenjay Bridge Loan Promissory Note dated March 7, 2012. Incorporated by reference to Exhibit 10.2 on Form 8-K filed with the SEC on June 18, 2012.
10.3	Flux Power Holdings, Inc. 2010 Stock Plan. Incorporated by reference to Exhibit 10.5 on Form 8-K filed with the SEC on June 18, 2012.
10.4	Flux Power Holdings, Inc. 2010 Stock Plan: Form of Stock Option Agreement. Incorporated by reference to Exhibit 10.6 on Form 8-K filed with the SEC on June 18, 2012.
10.5	LHV Power Corporation Term Sheet dated June 19, 2009. Incorporated by reference to Exhibit 10.7 on Form 8-K filed with the SEC on June 18, 2012.
10.6	LHV Manufacturing Implementation Agreement dated August 1, 2009. Incorporated by reference to Exhibit 10.8 on Form 8-K filed with the SEC on June 18, 2012.
10.7	Baytree Capital Advisory Agreement dated June 14, 2012. Incorporated by reference to Exhibit 10.8 on Form 8-K filed with the SEC on June 18, 2012.
10.8	Form of Warrant. Incorporated by reference to Exhibit 4.1 on Form 8-K filed with the SEC on June 26, 2012.
10.9	Form of Securities Purchase Agreement. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on June 26, 2012.

10.10	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.12 on Form 8-K filed with the SEC on June 18, 2012.
10.11	Vendor Agreement dated January 15, 2010. Incorporated by reference to Exhibit 10.13 on Form 8-K/A (Amendment No. 2) filed with the SEC on August 29, 2012.
10.12	Unrestricted and Open Line of Credit dated September 24, 2012. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on September 27, 2012.
10.13	Terms of Employment with Ronald F. Dutt. Incorporated by reference to Exhibit 10.16 on Form 8-K filed with the SEC on December 13, 2012.
10.14	Agreement to Amend Unrestricted and Open Line of Credit. Incorporated by reference to Exhibit 10.1 on Form 10-Q/A filed with the SEC on May 13, 2013.
10.15	Second Amendment to the Secondary Revolving Promissory Note. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on October 22, 2013.
10.16	First Amendment to the Bridge Loan Promissory Note. Incorporated by reference to Exhibit 10.2 on Form 8-K filed with the SEC on October 22, 2013.
10.17	First Amendment to the Unrestricted and Open Line of Credit. Incorporated by reference to Exhibit 10.3 on Form 8-K filed with the SEC on October 22, 2013.
10.18	Subscription Agreement Dated January 13, 2014. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on January 15, 2014.
10.19	Warrant. Incorporated by reference to Exhibit 4.1 on Form 8-K filed with the SEC on January 15, 2014.
10.20	Form of Unit Subscription. Incorporated by reference to Exhibit 10.18 on Form 10-Q filed with the SEC on February 14, 2014.
10.21	Loan Conversion Agreement. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on June 11, 2014.
10.22	Form of Unit Subscription. Incorporated by reference to Exhibit 10.22 on Form 10-K filed with the SEC on October 7, 2014.
10.23	2014 Equity Incentive Plan. Incorporated by reference to Exhibit 10.23 on Form 10-Q filed with the SEC on May 15, 2015.
10.24	Credit Facility Agreement. Incorporated by reference to Exhibit 10.01 on Form 8-K filed with the SEC on October 8, 2014
10.25	Loan Conversion Agreement. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on September 9, 2015.
21.1	Subsidiaries. Incorporated by reference to Exhibit 21.1 on Form 8-K filed with the SEC on June 18, 2012.
31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.*
31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.*
32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.*
32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.*

101.INS	XBRL Instance Document (*)
101.SCH	XBRL Taxonomy Extension Schema (*)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (*)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (*)
101.LAB	XBRL Taxonomy Extension Label Linkbase (*)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (*)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Flux Power Holdings, Inc.

Dated: September 28, 2015	By:	/s/ Ronald F. Dutt
Ronald F. Dutt
Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Financial and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chris Anthony	Chairman of the Board	September 28, 2015
Chris Anthony

/s/ Ronald F. Dutt	Director, Chief Executive Officer	September 28, 2015
Ronald F. Dutt	Interim Chief Financial Officer (Principal Executive Officer and Principal Financial and Principal Accounting Officer)

/s/ Michael Johnson	Director	September 28, 2015
Michael Johnson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Flux Power Holdings, Inc., and its subsidiary (the “Company”) as of June 30, 2015 and 2014, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Flux Power Holdings, Inc., as of June 30, 2015 and 2014, and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has incurred a significant accumulated deficit through June 30, 2015 and requires immediate additional financing to sustain its operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SQUAR MILNER LLP (formerly Squar, Milner, Peterson, Miranda & Williamson, LLP)

San Diego, California

September 28, 2015

FLUX POWER HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2015 and 2014

	2015	2014
ASSETS
Current assets:
Cash	$53,000	$116,000
Accounts receivable	69,000	140,000
Inventories	181,000	85,000
Other current assets	56,000	18,000

Total current assets	359,000	359,000

Other assets	25,000	25,000
Property, plant and equipment, net	66,000	78,000

Total assets	$450,000	$462,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$453,000	$320,000
Accrued expenses	322,000	219,000
Customer deposits from related party	136,000	136,000
Warrant derivative liability	23,000	571,000
Line of credit – related party	1,600,000	-
Total current liabilities	2,534,000	1,246,000

Long term liabilities:
Line of credit, net of discount	110,000	-

Total liabilities	2,644,000	1,246,000
Commitments and contingencies (Note 7)
STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value: authorized 5,000,000 shares, none issued and outstanding	-	-
Common stock, $0.001 par value: authorized 300,000,000 and 145,000,000 shares as of June 30, 2015 and June 30, 2014, respectively, 99,464,000 and 93,274,000 shares issued and outstanding as of June 30, 2015 and June 30, 2014, respectively	99,000	93,000
Additional paid-in capital	8,398,000	7,399,000
Accumulated deficit	(10,691,000)	(8,276,000)
Total stockholders’ deficit	(2,194,000)	(784,000)
Total liabilities and stockholders’ deficit	$450,000	$462,000

The accompanying notes are an integral part of these financial statements.

FLUX POWER HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended June 30, 2015 and 2014

	2015	2014
Net revenue	$715,000	$358,000
Cost of revenue	774,000	323,000

Gross (loss) profit	(59,000)	35,000

Operating expenses:
Selling and administrative expenses	2,108,000	1,659,000
Amortization of prepaid advisory fees	17,000	1,561,000
Research and development	655,000	536,000

Total operating expense	2,780,000	3,756,000

Operating loss	(2,839,000)	(3,721,000)

Other income (expense):
Change in fair value of warrant derivative liability	548,000	(330,000)
Interest expense, net	(114,000)	(169,000)
Other expenses	(10,000)	(79,000)

Net loss	$(2,415,000)	$(4,299,000)

Net loss per common share – basic and diluted	$(0.02)	$(0.06)

Weighted average number of common shares outstanding – basic and diluted	97,527,682	73,327,069

The accompanying notes are an integral part of these financial statements.

FLUX POWER HOLDINGS, INC.

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Years Ended June 30, 2015 and 2014

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2013	47,356,000	$47,000	$2,436,000	$(3,977,000)	$(1,494,000)
Issuance of common stock – services and director fees	1,160,000	1,000	151,000	-	152,000
Issuance of common stock – option exercises	258,000	-	-	-	-
Issuance of common stock – private placement transactions, net	23,233,000	24,000	1,154,000	-	1,178,000
Issuance of common stock – conversion of related party debt to equity	21,267,000	21,000	3,419,000	-	3,440,000
Stock-based compensation	-	-	239,000	-	239,000
Net loss	-	-	-	(4,299,000)	(4,299,000)
Balance at June 30, 2014	93,274,000	$93,000	$7,399,000	$(8,276,000)	$(784,000)
Issuance of common stock – services	240,000	-	21,000	-	21,000
Warrants issued related to debt financing	-	-	170,000	-	170,000
Issuance of common stock – private placement transactions, net	5,950,000	6,000	495,000	-	501,000
Stock-based compensation	-	-	313,000	-	313,000
Net loss	-	-	-	(2,415,000)	(2,415,000)
Balance at June 30, 2015	99,464,000	$99,000	$8,398,000	$(10,691,000)	$(2,194,000)

The accompanying notes are an integral part of these financial statements.

FLUX POWER HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended June 30, 2015 and 2014

	2015	2014
Cash flows from operating activities:
Net loss	$(2,415,000)	$(4,299,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	32,000	55,000
Amortization of prepaid advisory fees	17,000	1,561,000
Inventory valuation adjustment	-	(29,000)
Change in fair value of warrant liability	(548,000)	330,000
Stock-based compensation	237,000	315,000
Stock issuance for services	21,000	152,000
Gain on sale of property and equipment	(4,000)	-
Amortization of debt discount	60,000	-
Changes in operating assets and liabilities:
Accounts receivable	71,000	(127,000)
Inventories	(96,000)	104,000
Other current assets	(50,000)	42,000
Accounts payable	133,000	(50,000)
Accrued expenses	179,000	(203,000)
Customer deposits from related party	-	(2,000)
Net cash used in operating activities	(2,363,000)	(2,151,000)

Cash flows from investing activities:
Purchases of equipment	(25,000)	(4,000)
Proceeds from the sale of equipment	9,000	3,000
Net cash used in investing activities	(16,000)	(1,000)

Cash flows from financing activities:
Proceeds from the sale of common stock and warrants, net of offering costs paid	501,000	1,276,000
Proceeds from stockholders note payable and line of credit	1,815,000	972,000
Net cash provided by financing activities	2,316,000	2,248,000

Net (decrease) increase in cash	(63,000)	96,000
Cash, beginning of year	116,000	20,000

Cash, end of year	$53,000	$116,000

Supplemental disclosures of non-cash investing and financing activities:
Conversion of debt to equity	$-	$3,136,000
Conversion of accrued interest into equity	$-	304,000
Issuance of warrants recorded as deferred financing costs	$5,000	$-
Debt discount related to warrants and beneficial conversion feature	$165,000	$-

The accompanying notes are an integral part of these financial statements.

FLUX POWER HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 and 2014

NOTE 1 – NATURE OF BUSINESS AND REVERSE ACQUISITION

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

On May 23, 2012, by way of a merger, Lone Pine Holdings, Inc. changed its name to Flux Power Holdings, Inc. (“FPH”) a Nevada corporation. The transaction has been reflected as a reverse merger where FPH was the surviving legal entity after the merger. Flux Power remained the accounting acquirer. The merger has been accounted for as a recapitalization as of the earliest period presented. Accordingly, the historical condensed consolidated financial statements represented are those of Flux Power.

Flux Power develops and sells rechargeable advanced energy storage systems. The Company has structured its business around its core technology, “The Battery Management System” (“BMS”). The Company’s BMS provides three critical functions to their battery systems: cell balancing, monitoring and error reporting. Using its proprietary management technology, the Company is able to offer complete integrated energy storage solutions or custom modular standalone systems to their clients. The Company has also developed a suite of complementary technologies and products that accompany their core products. Sales during the twelve months ended June 30, 2015 and 2014 were primarily to customers located throughout the United States.

As used herein, the terms “we,” “us,” “our,” and “Company” mean Flux Power Holdings, Inc., unless otherwise indicated. All dollar amounts herein are in U.S. dollars unless otherwise stated.

Reverse Acquisition of Flux Power Inc.

On June 14, 2012, we completed the acquisition of Flux Power (the “Reverse Acquisition”) pursuant to a Securities Exchange Agreement dated May 18, 2012 (“Exchange Agreement”) by and among Flux Power, and its shareholders, Mr. Christopher Anthony, Esenjay Investments, LLC, and Mr. James Gevarges (collectively the “Flux Power Shareholders”). In connection with the Reverse Acquisition, we purchased 100% of the issued and outstanding shares of common stock of Flux Power from the Flux Power Shareholders in exchange for 37,714,514 newly issued shares of our common stock (“Exchange Shares”) based on an exchange ratio of 2.9547039 (“Share Exchange Ratio”). As a result of the Reverse Acquisition, the Flux Power Shareholders collectively owned approximately 91% of the issued and outstanding shares of our common stock, and Flux Power became our wholly-owned operating subsidiary. The Reverse Acquisition was accounted for as a recapitalization affected by a share exchange, wherein Flux Power is considered the acquirer for accounting and financial reporting purposes and has been reflected in the accompanying condensed consolidated financial statements as of the earliest period presented. The assets and liabilities of the acquired entity have been brought forward at their book value and no goodwill has been recognized.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred an accumulated deficit of $10,691,000 through June 30, 2015, and as of June 30, 2014 had limited cash and a substantial working capital deficit. To date, the Company’s revenues and operating cash flows have not been sufficient to sustain its operations and it has relied on debt and equity financing to fund its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon our ability to raise additional capital on a timely basis until such time as revenues and related cash flows are sufficient to fund our operations.

Management plans to continue to seek funding, as necessary, through private placements of debt and/or equity securities. The Company initiated a private placement in August 2014 to raise $990,000. A total of approximately $536,000 has been raised as of June 30, 2015. Also, between July 1, 2014 and June 30, 2015, the Company has raised $1.6 million and $215,000 through a convertible related party credit facilities and convertible line of credit with a non-related party, respectively. An aggregate of $1,825,000 was available for future draws at the lender’s discretion under existing credit facilities at June 30, 2015. The related party credit facilities mature in December 2015, but may be further extended by lender. The convertible line of credit was entered into in October 2014 and matures on September 19, 2016, but can be extended if the lender provides in writing. In addition, the Company is pursuing other investment structures that management believes may generate the necessary funding for the Company. Although management believes that the additional required funding will be obtained, there is no guarantee the Company will be able to obtain the additional required funds on a timely basis or that funds will be available on terms acceptable to the Company. If such funds are not available when required, management will be required to curtail its investments in additional sales and marketing and product development resources, and capital expenditures, which may have a material adverse effect on the Company’s future cash flows and results of operations, and its ability to continue operating as a going concern. The accompanying financial statements do not include any adjustments that would be necessary should the Company be unable to continue as a going concern and, therefore, be required to liquidate its assets and discharge its liabilities in other than the normal course of business and at amounts that may differ from those reflected in the accompanying condensed consolidated financial statements.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company’s significant accounting policies which have been consistently applied in the preparation of the accompanying condensed consolidated financial statements follows:

Basis of Presentation and Principal of Consolidation

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

Subsequent Events

Management has evaluated events subsequent to June 30, 2015, through the date of this filing with the Securities and Exchange Commission for transactions and other events that may require adjustment of and/or disclosure in such financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation for comparative purposes.

Use of Estimates in Financial Statement Preparation

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as certain financial statement disclosures. Significant estimates include valuation allowances relating to accounts receivable, inventory, and deferred tax assets, and valuation of derivative liabilities and equity instruments. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from these estimates.

Cash and Cash Equivalents

As of June 30, 2015, cash totaled approximately $53,000 and consists of funds held in a non-interest bearing bank deposit account. The Company considers all liquid short-term investments with maturities of less than three months when acquired to be cash equivalents. The Company had no cash equivalents at June 30, 2015 and 2014.

Fair Values of Financial Instruments

The carrying amount of our cash, accounts payable, accounts receivable, and accrued liabilities approximates their estimated fair values due to the short-term maturities of those financial instruments. The carrying amount of the line of credit agreement approximates its fair values as interest approximates current market interest rates for similar instruments. Management has concluded that it is not practical to determine the estimated fair value of amounts due to related parties because the transactions cannot be assumed to have consummated at arm’s length, the terms are not deemed to be market terms, there are no quoted values available for these instruments, and an independent valuation would not be practical due to the lack of data regarding similar instruments, if any, and the associated potential costs. Derivative liabilities recorded in connection with warrants are reported at their estimated fair value, with changes in fair value being reported in results of operations (see Note 11).

Except for derivative liabilities referenced above, the Company does not have any other assets or liabilities that are measured at fair value on a recurring or non-recurring.

Accounts Receivable and Customer Deposits

Accounts receivable are carried at their estimated collectible amounts. The Company may require advance deposits from its customers prior to shipment of the ordered products. The Company has not experienced collection issues related to its accounts receivable, and has not recorded an allowance for doubtful accounts during the fiscal years ended June 30, 2015 and 2014.

Inventories

Inventories consist primarily of battery management systems and the related subcomponents, and are stated at the lower of cost (first-in, first-out) or market. The Company evaluates inventories to determine if write-downs are necessary due to obsolescence or if the inventory levels are in excess of anticipated demand at market value based on consideration of historical sales and product development plans. The Company recorded an adjustment related to obsolete inventory in the amount of approximately $0 and $29,000 during the fiscal years ended June 30, 2015 and 2014, respectively.

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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, price is fixed or determinable, and collectability of the selling price is reasonably assured. Delivery occurs when risk of loss is passed to the customer, as specified by the terms of the applicable customer agreements. When a right of return exists, contractually or implied, the Company recognizes revenue on the sell-through method. Under this method, revenue is not recognized upon delivery of the product. Instead, the Company records deferred revenue upon delivery and recognize revenue when the product are sold through to the end user. As of June 30, 2015 and 2014 the Company did not have any deferred revenue.

Product Warranties

The Company evaluates its exposure to product warranty obligations based on historical experience. Our products, primarily lift equipment packs, are warrantied for five years unless modified by a separate agreement. As of June 30, 2015 and 2014, the Company carried warranty liability of approximately $45,000 and $12,000, respectively, which is included in accrued expenses on the Company’s consolidated balance sheet.

Shipping and Handling Costs

The Company has simplified its treatment of shipping and handling costs for deliveries of product to customers to conform with the lift equipment industry practice. Cost to deliver sold product to customers is paid by the Company and classified in operating expense. No additional pricing for shipping is invoiced to the customer. Shipping costs of inbound inventory to build product are charged to cost of goods sold. For the years ended June 30, 2015 and 2014, costs for inbound inventory were approximately $19,000 and $20,000, respectively. Shipping costs for finished products delivered to customers totaled approximately $100,000 and $26,000 for the years ended June 30, 2015 and 2014, respectively. Inbound shipping costs for year ended June 30, 2014 reflected inbound freight costs form sourcing cells primarily from China, compared with local sourcing for the year ended, June 30, 2015.

Impairment of Long-lived Assets

In accordance with authoritative guidance for the impairment or disposal of long-lived assets, if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through the undiscounted future operating cash flows.

If impairment is indicated, the Company measures the amount of such impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset. The Company believes that no impairment indicators were present, and accordingly no impairment losses were recognized during the fiscal years ended June 30, 2015 and 2014.

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

The Company also follows the provisions of FASB ASC Topic No.740 relating to uncertain tax provisions and has analyzed filing positions in all of the federal and state jurisdictions where the Company is required to file income tax returns, as well as all open tax years in these jurisdictions. As a result, no unrecognized tax benefits have been identified as of June 30, 2015 or June 30, 2014, and accordingly, no additional tax liabilities have been recorded.

Net Loss Per Common Share

The Company calculates basic loss per common share by dividing net loss by the weighted average number of common shares outstanding during the periods. Diluted loss per common share includes the impact from all dilutive potential common shares relating to outstanding convertible securities.

For the year ended June 30, 2015, basic and diluted weighted-average common shares outstanding were 97,527,682. The Company incurred a net loss for the twelve months ended June 30, 2015, and therefore, basic and diluted loss per share for the fiscal year are the same because the inclusion of potential common equivalent shares were excluded from diluted weighted-average common shares outstanding during the period, as the inclusion of such shares would be anti-dilutive. The total potentially dilutive common shares outstanding at June 30, 2015, excluded from diluted weighted-average common shares outstanding, which include common shares underlying outstanding stock options and warrants, were 1,514,868.

For the year ended June 30, 2014, basic and diluted weighted-average common shares outstanding were 73,327,069. The Company incurred a net loss for the twelve months ended June 30, 2014, and therefore, basic and diluted loss per share for the fiscal year are the same because the inclusion of potential common equivalent shares were excluded from diluted weighted-average common shares outstanding during the period, as the inclusion of such shares would be anti-dilutive. The total potentially dilutive common shares outstanding at June 30, 2014, excluded from diluted weighted-average common shares outstanding, which include common shares underlying outstanding stock options and warrants, were 1,839,480.

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

The Company follows FASB ASC Topic No. 815, Derivatives and Hedging to classify and value warrant liabilities. Warrants classified as derivative liabilities are recorded at their fair values at the issuance date and are revalued at each subsequent reporting date, using a Monte Carlo simulation (“MCS”). A MCS model uses a simulation technique to generate multiple random price paths for the stock price to simulate many possible future outcomes, which are then discounted at the risk-free rate. These simulated paths are then averaged to determine the fair value of the warrants (see Note 9).

Beneficial Conversion Feature of Notes Payable

The convertible feature of certain notes payable provides for a rate of conversion that is below market value. Such feature is normally characterized as a "beneficial conversion feature” of which we measure the estimated fair value in circumstances in which the conversion feature is not required to be separated from the host instrument and accounted for separately, and record that value in the consolidated financial statements as a discount from the face amount of the notes. Such discounts are amortized to interest expense over the term of the notes.

New Accounting Standards

In July 2015, The FASB issued Accounting Standards Update (“ASU”) No. 2015-11, Inventory, which simplifies the subsequent measurement of inventory for which cost is determined by methods other than last-in first-out (“LIFO”) and the retail inventory method. For inventory within the scope of the new guidance, entities will be required to compare the cost of inventory to only one measure, its net realizable value, and not the three measures required by the existing guidance. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The new guidance should not change how entities initially measure the cost of inventory. The guidance will be effective for the Company’s fiscal year beginning July 1, 2017. Early adoption is permitted. We have not yet determined the impact this new guidance may have on our financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The new guidance is effective for the Company’s fiscal year beginning July 1, 2016. Entities should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, entities are required to comply with the applicable disclosures for a change in an accounting principle. The adoption of this ASU is not expected to have a material impact on our financial statements.

In January 2015, the FASB issued an ASU No. 2015-01, Extraordinary and Unusual Items, which eliminates the concept of extraordinary items. Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. Eliminating the extraordinary classification simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration. The new guidance is effective for the Company’s fiscal year beginning July 1, 2016. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not believe the adoption of this standard will have a material impact on its financial position, results of operations or related financial statement disclosures.

In August 2014, The FASB issued ASU No. 2014-15 regarding ASC topic No. 205, Presentation of Financial Statements – Going Concern. The standard requires all companies to evaluate if conditions or events raise substantial doubt about an entity’s ability to continue as a going concern and requires different disclosure of items that raise substantial doubt that are, or are not, alleviated as a result of consideration of management’s plans. The new guidance is effective for the Company’s fiscal year beginning July 1, 2017. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This update outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. In May 2015, the FASB issued ASU No. 2015-14 deferring the effective date to annual reporting periods beginning after December 15, 2017, which is effective for the Company’s fiscal year beginning July 1, 2018. Early adoption is permitted only as of an annual reporting period beginning after December 15, 2016. The Company is currently evaluating the impact this guidance will have on our consolidated financial statements.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of the following at June 30, 2015 and 2014:

	2015	2014
Vehicles	$1,000	$48,000
Machinery and equipment	66,000	60,000
Office equipment	105,000	86,000
Furniture and Equipment	34,000	34,000
	206,000	228,000
Less: Accumulated depreciation	(140,000)	(150,000)
Property, plant and equipment, net	$66,000	$78,000

Depreciation expense was approximately $32,000 and $55,000, for fiscal 2015 and 2014, respectively, and is included in selling and administrative expenses in the accompanying condensed consolidated statements of operations.

NOTE 5 – RELATED PARTY DEBT AGREEMENTS

In October 2011, we entered into a revolving promissory note agreement (“Revolving Note”) for $1,000,000 with Esenjay Investments, LLC (“Esenjay”), which is one of our major stockholders who beneficially own approximately 51.2% of our common stock. Mr. Michael Johnson is a current member of our board of directors and is the director and sole shareholder of Esenjay. The Revolving Note had an interest rate of 8% per annum, and an original maturity date of September 30, 2013, as amended, and is secured by substantially all of the assets of the Company. As of September 30, 2013, the balance outstanding payable on the note was $1,000,000. On October 16, 2013, we entered into the Second Amendment to the Revolving Note pursuant to which the Revolving Note was amended to: (i) extend the maturity date from September 30, 2013, to December 31, 2015; (ii) change the interest rate on the outstanding principal amount as of October 16, 2013, and forward to 6% per annum, and (iii) grant the holder of the Revolving Note the option to convert any or all of the amount outstanding under the Revolving Note, as amended, into shares of our common stock at a conversion price of $0.30 per share until December 31, 2015. As described below, during the year ended June 30, 2014 all outstanding principal under the agreement was converted to equity and accordingly, as of June 30, 2015 and 2014, the remaining outstanding principal balance was $0.

On March 7, 2012, we entered into an additional note payable agreement with Esenjay for $250,000 (“Bridge Note”). The Bridge Note had an original maturity date of March 7, 2014, and bore interest at the rate of 8% per annum. As of September 30, 2013, the balance outstanding payable on the Bridge Note was $250,000 and there were no further funds available under the Bridge Note. On October 16, 2013, we entered into the First Amendment to the Bridge Loan Promissory Note (the “Amendment”) pursuant to which the Bridge Note was amended to: (i) extend the maturity date from March 7, 2014, to December 31, 2015; (ii) change the interest rate on the outstanding principal amount as of October 16, 2013, and forward to 6% per annum; and (iii) grant the holder of the Bridge Note the option to convert any or all of the amount outstanding under the Bridge Note, as amended, into shares of our common stock at a conversion price of $0.30 per share until December 31, 2015. As described below, during the year ended June 30, 2014 all outstanding principal under the agreement was converted to equity and accordingly, as of June 30, 2015 and 2014, the remaining outstanding principal balance was $0.

On September 24, 2012, we entered into a Line of Credit agreement with Esenjay for $1,500,000 (“Line of Credit”). Borrowings under the Line of Credit are secured by our assets and bore interest at the rate of 8% per annum, with all unpaid principal and accrued interest due and payable on September 24, 2014. On October 16, 2013, we entered into the First Amendment to the Line of Credit (the “Amendment”) pursuant to which the Line of Credit was amended to: (i) extend the maturity date from September 24, 2014, to December 31, 2015; (ii) change the interest rate on the outstanding principal amount as of October 16, 2013, and forward to 6% per annum; (iii) increase the line of credit to $2,000,000; and (iv) grant holder the option to convert up to $400,000 of the outstanding amount under the Line of Credit into shares of our common stock at a conversion price of $0.06 per share until December 31, 2013, and the option to convert any or all of the remaining amount outstanding under the Line of Credit into shares of our common stock at a conversion price of $0.30 per share until December 31, 2015. As of June 30, 2015, the remaining outstanding principal balance on the credit line was $1,600,000. All of the outstanding balance was converted to common stock in September 2015 (see Note 14).

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

The debt conversions during the year ended June 30, 2014 have been accounted for as a capital transaction in accordance with FASB ASC Topic No. 470-50-40, “Debt, Modifications and Extinguishments”. Accordingly, no gain or loss has been recognized.

At June 30, 2015, total unused credit amount under these various debt instruments was $1,650,000. Under the terms of these debt agreements, additional borrowings are subject to pre-approval by Esenjay, and Esenjay has no obligation to loan additional funds under these facilities. Subsequent to June 30, 2015, we have borrowed $975,000 against these debt instruments (see Note 14).

NOTE 6 – LINE OF CREDIT AND SHORT TERM LOAN

Line of Credit

On October 2, 2014, the Company entered in a line of credit (“Second Line of Credit”) agreement in the maximum amount of $500,000 with a non-related lender (“Lender”). Borrowings under the Second Line of Credit bear interest at 8% per annum, with all unpaid principal and accrued interest due and payable on September 19, 2016 pursuant to the terms of the Secured Convertible Promissory Note (the “Note”). In addition, at the election of Lender, all or any portion of the outstanding principal, accrued but unpaid interest and/or late charges under the Second Line of Credit may be converted into shares of the Company’s common stock at any time at a conversion price of $0.12 per share. Borrowings under the Second Line of Credit are guaranteed by the Company, and are secured by all of the assets of the Company pursuant to the terms of a certain Security Agreement and Guaranty Agreement dated as of October 2, 2014. Proceeds from the Second Line of Credit can be solely used for working capital purposes. As of June 30, 2015, the Company borrowed a total of $215,000 under the Second Line of Credit. In connection with the Second Line of Credit, the Company granted a warrant to the Lender to purchase a certain number of shares of common stock of the Company equal to the outstanding advances under the Second Line of Credit divided by the conversion price of $0.12, for a term of five years, at an exercise price per share equal to $0.20. Accordingly, in connection with the advance of $215,000, Lender is entitled to purchase up to 1,791,667 shares of common stock upon exercise of the warrant at $0.20 per share. The Lender has no other material relationship with the Company or its affiliates. The estimated relative fair value of warrants issued in connection with advances under the Second Line of Credit is recorded as a debt discount and is amortized as additional interest expense over the term of the underlying debt. The Company recorded debt discount of approximately $85,000 based on the relative fair value of these warrants. In addition, as the effective conversion price of the debt was less than the market price of the underlying common stock on the date of issuance, the Company recorded additional debt discount of approximately $80,000 related to the beneficial conversion feature. As of June 30, 2015, the $215,000 principal amount outstanding under this agreement is presented net of unamortized debt discount totaling $105,000. During the fiscal year ended June 30, 2015, the Company recorded approximately $60,000 of debt discount amortization, which is included in interest expense in the accompanying condensed consolidated statements of operations.

The Company retained Security Research Associates Inc. (“SRA”), on a best-efforts basis, as its placement agent for the placement of the Second Line of Credit. The Company agreed to pay SRA a cash amount equal to 5% of the gross proceeds raised and a warrant for the purchase of the common stock of the Company. The number of common stock subject to the warrant equals 5% of the aggregate gross proceeds from the Second Line of Credit received by the Company from the Lender divided by $0.12 per share. The warrant will have a term of 3 years, an exercise price equal to $0.12 per share and will also include cashless exercise provisions as well as representations and warranties that are customary and standard in warrants issued to placement agents or underwriters. As of June 30, 2015 and in connection with the Second Line of Credit, SRA earned a commission of $10,750 and warrants to purchase 89,583 shares of the Company’s common stock at $0.12 per share. The earned cash commission was unpaid and included in the ending accrued expense balance as of June 30, 2015. Mr. Timothy Collins, the former executive chairman of the Company’s board of directors is the chief executive officer, president, director and shareholder of SRA.

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

From time to time, we may be involved in litigation relating to claims arising out of our operations. We are currently a party to a legal proceeding arising from a work related injury. While we do not presently believe that the ultimate outcome of such proceedings will have a material adverse effect on our business, operating results or financial condition, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, it is possible that such ruling could have a material adverse impact on our business, operating results or financial condition in the period in which the ruling occurs. Our current estimates of the potential impact from such legal proceeding could change in the future.

Operating Leases

 The Company’s corporate headquarters totals 22,054 square feet and is located in Vista, California.  Effective February 25, 2014, the Company entered into a two year lease agreement for this facility with average monthly rent payments of approximately $12,000 per month.  In conjunction with the amended lease facility, the Company paid a security deposit of $25,000, or approximately 2 months of rent. The Company also subleases space to a related party, Epic Boats, on a month-to-month basis at a rate of 10% of lease expense.

Total rent expense was approximately $102,000 and $77,000 for the fiscal years ended June 30, 2015 and 2014, respectively, net of sublease income.

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are approximately $100,000 for the year ending June 30, 2016 as, unless extended, the current lease is expiring on February 28, 2016.

NOTE 8 - STOCKHOLDERS’ EQUITY

At June 30, 2015 the Company had 300,000,000 shares of common stock, par value of $0.001 authorized for issuance, of which 99,464,112 shares were issued and outstanding. At the annual shareholders meeting held on February 17, 2015, the total authorized shares were increased from 145,000,000 to 300,000,000 as part of an approved amendment to the articles of incorporation. In addition the shareholders also approved the Company’s 2014 Equity Plan reserving 10,000,000 shares for issuance of stock options and restricted stock.

In addition, at June 30, 2015, the Company is authorized to issue up to 5,000,000 shares of preferred stock, par value of $0.001, in one or more classes or series within a class pursuant to the Company’s Amended and Restated Articles of Incorporation. As of June 30, 2015 and 2014 there were no shares of preferred stock issued and outstanding.

Holders of common stock are entitled to receive dividends, when, as, and if declared by the Board of Directors, out of any assets legally available to the Company. Dividends are declared and paid in an equal per-share amount on the outstanding shares of each series of common stock. To date the Board of Directors has neither declared nor paid common stock dividends to shareholders.

Common Stock and Warrants

Private Placements – 2015

On July 31, 2014, the board of directors approved a private placement equity financing that is intended to raise up to a total of $990,000. In connection with this private placement, the Company is offering accredited investors units, consisting of 1,000,000 shares of common stock and 500,000 warrants at a purchase price of $90,000 per unit. As of June 30, 2015, we have sold 5.95 units to 14 investors for total gross proceeds of approximately $536,000, pursuant to which we issued 5,949,999 shares of common stock and warrants to purchase up to 2,974,999 shares of common stock. The warrants are exercisable for three years and each warrant entitles the holder to purchase one share of common stock at $0.25 per share. SRA served as our placement agent and earned a cash commission of approximately $35,000 based on 9% of gross proceeds and have earned warrants to purchase 385,500 shares of our common stock at an exercise price of $0.09 for its services. The cash commission of approximately $35,000 was recorded as a cost of equity financing. The securities offered and sold in the Offering have not been registered under the Securities Act of 1933, as amended (“Securities Act”). The securities were offered and sold to accredited investors in reliance upon exemptions from registration pursuant to Rule 506 promulgated thereunder.

Private Placements – 2014

From January to March 2014, the Company conducted a private placement equity financing, pursuant to which the Company issued to accredited investors a total of 32.4 units, which consisted of 1,000,000 shares of common stock and 500,000 warrants at a purchase price of $60,000 per unit. The warrants are exercisable for 5 years and each warrant entitles the holder to purchase one share of common stock at an exercise price of $0.20 per share. This offering resulted in the receipt by the Company of gross proceeds totaling approximately $1,394,000 and the conversion of previously outstanding related party debt to equity in the amount of $550,000, and the issuance of 32,400,000 shares of common stock and warrants to purchase up to 16,200,000 shares of common stock. In connection with this offering a total of 12.5 Units were sold to Esenjay for total of $750,000. Of the total purchase price, Esenjay paid cash in the aggregate amount of $200,000 and converted a total of $550,000 of previously outstanding debt principal (See Note 5).

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

The securities offered and sold in this offering have not been registered under the Securities Act. The securities were offered and sold to accredited investors in reliance upon exemptions from registration pursuant to Rule 506 promulgated thereunder.

Option Exercise

In connection with a cashless exercise by one of the Company’s option holder, on April 28, 2014, the Company issued 258,536 shares of common stock, based on per share price of $0.32. The shares of common stock issued have not been registered under the Securities Act and have been issued pursuant to exemption available under Section 4(a)(2) of the Securities Act.

Advisory Agreements

Baytree Capital On June 14, 2012, the Company entered into an Advisory Agreement (“Advisory Agreement”) with Baytree Capital, a significant shareholder of the Company, pursuant to which Baytree Capital agreed to provide business and advisory services for 24 months in exchange for 100,000 restricted shares of our newly issued common stock at the commencement of each six (6) month period in return for its services, and a warrant to purchase 1,837,777 restricted shares of our common stock for a period of five (5) years at an exercise price of $0.41 per share (“Advisory Agreement Warrants”). In connection with this agreement, the estimated fair value of the warrants issued in the approximate amount of $3,258,000 was recorded as prepaid advisory fees, which is expected to be amortized on a pro-rata basis over the term of the agreement. During the twelve months ended June 30, 2014, we recorded expense of approximately $1,561,000 based on the amortization of the prepaid advisory fees. As of June 30, 2015 and 2014, there was no remaining unamortized balance of the prepaid advisory fees.

Catalyst Global LLC. On October 14, 2013, the Company entered into a contract with Catalyst Global LLC (“CGL”), pursuant to which CGL agreed to provide investor relations services for 12 months in exchange for monthly fees of $2,000 per month and 450,000 shares of restricted common stock issued as follows: 180,000 shares upon signing and 90,000 shares on each of the subsequent three-, six-, and nine-month anniversaries of the contract. The fair value of the shares on the issuance date was recorded as a prepaid expense and amortized over the contract period. The initial tranche was valued at $0.05 per share or $9,000 when issued on November 8, 2013, the second tranche of 90,000 shares was issued on March 19, 2014 and was valued at $0.38 per share, or $34,000, the third tranche of 90,000 shares was issued on April 23, 2014 and was valued at $0.30 per share, or $27,000 and the fourth tranche of 90,000 shares was issued on October 15, 2014 and was valued at $0.12 per share, or $10,800. During the twelve months ended June 30, 2015 and 2014, we recorded expense of approximately $44,000 and $37,000, respectively, in connection with this agreement. As of June, 2015, the total remaining balance of the prepaid investor relation services was $0.

On February 11, 2015, the Company signed a renewal contract with CGL, pursuant to which CGL agreed to provide investor relations services for 12 months in exchange for monthly fees of $2,000 per month and 450,000 shares of restricted common stock issued as follows: 150,000 shares upon signing and the balance vesting pro rata upon each of the three-, six-, nine-, and twelve-month anniversaries of the contract. The initial tranche was valued at $0.07 per share or $10,500 when issued on February 17, 2015 and the second tranche of 75,000 shares was issued on May 11, 2015 and was valued at $0.06 per share, or $4,500. During the twelve months ended June 30, 2015, we recorded expense of approximately $5,000. As of June 30, 2015, the total remaining balance of the prepaid investor relation services was approximately $10,000.

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

The Company entered into a renewal agreement with SRA on March 18, 2015 pursuant to which it retained SRA as the Company’s exclusive placement agent on a “best-efforts” basis in connection with private placement of stock or convertible securities by the Company. The engagement period commenced on the date of the renewal agreement and will terminate upon the earlier of the termination of the renewal agreement or July 31, 2015 and no changes were made to terms of compensation., During the engagement period, the Company agreed that it will not retain any additional placement agents to perform the same or similar services to be performed by SRA under the renewal agreement and the Company will refer to SRA all offers and inquiries with respect to the financing by any person or entity, with the exception of participation by Esenjay Investment LLC.

Institutional Analyst Holdings, Inc. On December 18, 2013, the Company entered into a contract with Institutional Analyst Holdings, Inc. (“IA”), pursuant to which IA agreed to provide investor relations and report writing services for six months in exchange for an initial payment of $2,500 and 400,000 restricted shares of the Company’s common stock upon execution of the contract. In addition, under the agreement, an additional 400,000 restricted shares of the Company’s common stock would be issued 60 days from the date of the contract. The initial tranche was valued at $24,000 based on the share price of $0.06 per share on the date of issuance, December 18, 2013. During the year ended June 30, 2014, we recorded expense of approximately $24,000. As of June 30, 2014, there was no remaining unamortized balance of the prepaid investor relation services. On February 18, 2014, an agreement was reached between the Company and IA to convert the remaining compensation of 400,000 common stock shares owed under the agreement to 400,000 non-qualified stock options at an exercise price of $0.06. These 400,000 options, which were valued at $76,000, were formally issued on July 14, 2014, and were fully vested upon issuance. An accrual of $76,000 was made at June 30, 2014 relating to this option grant. The value of the accrual was determined by using the Black-Scholes model on the day the options were granted.

Warrant Activity

Warrant activity during the twelve months ended June 30, 2015 and related balances outstanding as of that date are reflected below:

	Number	Weighted Average Exercise Price Per Share	Remaining Contract Term (# years)
Shares purchasable under outstanding warrants at June 30, 2014	22,798,347	$0.21	1.95 – 3.70
Stock purchase warrants issued	5,241,749	0.22	1.53 – 2.54
Stock purchase warrants exercised	-	-
Shares purchasable under outstanding warrants at June 30, 2015	28,040,096	$0.21	1.53 – 3.70

Stock-based Compensation

We adopted the Flux Power Option Plan in June 2012, under which 2,000,000 shares of common stock were reserved for issuance, and all stock options of Flux’s outstanding as of June 14, 2012, whether or not exercised and whether or not vested were substituted by us at that time, with 4,536,949 new Company options based on the Share Exchange Ratio. The substituted options continue to have, and are subject to, the substantially the same terms and conditions as before, but are convertible into shares of our common stock, as adjusted given effect to the Share Exchange Ratio. However, we will not be able to grant additional options under the Option Plan. All additional subsequent option grants have been “non-qualified options”.

On November 26, 2014, our board of directors approved our 2014 Equity Incentive Plan (the “2014 Plan”), which was approved by our shareholders on February 17, 2015. The 2014 Plan offers selected employees, directors, and consultants the opportunity to acquire our common stock, and serves to encourage such persons to remain employed by us and to attract new employees. The 2014 Plan allows for the award of stock and options, up to 10,000,000 shares of our common stock. We have not issued any options or stock under the 2014 Plan.

During the twelve months ended June 30, 2015, the Company issued 400,000 non-qualified stock options of the Company’s common stock to a consultant, pursuant to a consulting agreement entered into in December 2013. These options were valued using the Black-Scholes model on the day they were originally due to be issued per agreement, and the Company recorded an accrual in the amount of $76,000 during the year ended June 30, 2014. Such options were issued in July 2014 when the current fair value of $64,000 was determined using the Black-Scholes model. The change in fair value of $12,000 was recorded as a reduction to stock based compensation expense during the twelve month period ended June 30, 2015. The Company has not registered the shares of common stock underlying stock options outstanding as of June 30, 2015.

Activity in stock options during the twelve months ended June 30, 2015 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2014	6,335,695	$0.19	8.04
Granted	400,000
Exercised	-
Forfeited and cancelled	(634,338)
Outstanding at June 30, 2015	6,101,357	$0.16	7.48
Exercisable at June 30, 2015	4,749,859	$0.16	7.25

Activity in stock options during the twelve months ended June 30, 2014 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2013	2,527,388	$0.15	5.85
Granted	4,910,973
Exercised	(295,470)
Forfeited and cancelled	(807,196)
Outstanding at June 30, 2014	6,335,695	$0.19	8.04
Exercisable at June 30, 2014	3,272,169	$0.16	6.98

Stock-based compensation expense recognized in our condensed consolidated statements of operations for the twelve months ended June 30, 2015 and 2014, includes compensation expense for stock-based options and awards granted based on the grant date fair value. For options and awards granted, expenses are amortized under the straight-line method over the expected vesting period. Stock-based compensation expense recognized in the condensed consolidated statements of operations has been reduced for estimated forfeitures of options that are subject to vesting. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

We allocated stock-based compensation expense included in the consolidated statements of operations for employee option grants and non-employee option grants as follows:

Years ended June 30,	2015	2014
Research and development	$12,000	$9,000
General and administration	225,000	306,000
Total stock-based compensation expense	$237,000	$315,000

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. The fair value of stock options was measured at the grant date using the assumptions (annualized percentages) in the table below:

	2015	2014
Expected volatility	100%	100%
Risk free interest rate	0.96%	1.7% to 1.8%
Forfeiture rate	0%	17%
Dividend yield	0%	0%
Expected term	3 years	5 years

The remaining amount of unrecognized stock-based compensation expense at June 30, 2015 relating to outstanding stock options, is approximately $169,000, which is expected to be recognized over the weighted average period of 1.18 years.

The following table summarizes by price range the number, weighted average exercise price and weighted average life (in years) of options outstanding and the number and weighted average exercise price of exercisable options as of June 30, 2015.

Exercise Price Range	Total Outstanding			Total Exercisable
	Number of Shares	Weighted Average		Number of Shares	Weighted Average Exercise Price
		Exercise Price	Life
$0.04 - $0.41	6,101,357	$0.16	7.48	4,749,859	$0.16

Total	6,101,357	$0.16	7.48	4,749,859	$0.16

The closing price of our stock at June 30, 2015, was $0.05, and as a result the intrinsic value of exercisable options at June 30, 2015, was approximately $7,000.

NOTE 9 - Warrant Derivative Liability

At June 30, 2015 there were 2,907,347 outstanding warrants classified as derivative liabilities due to exercise price re-set provisions included in the underlying warrant agreements.

Warrants classified as derivative liabilities are recorded at their fair values at the issuance date and are revalued at each subsequent reporting date, using a Monte Carlo simulation model. These warrants were determined to have a fair value per share and aggregate value as of June 30, 2015 and in aggregate value as of June 30, 2014 as follows:

	Issued Warrants	Fair Value Per Share $ as of June 30, 2015	Total Fair Value in Aggregate $ as of June 30, 2015	Total Fair Value in Aggregate $ as of June 30, 2014

June 2012 Warrants	562,551	$0.008	$4,000	$110,000
July 2012 Warrants	338,013	$0.008	$3,000	$67,000
August 2012 Warrants	120,719	$0.009	$1,000	$24,000
October 2012 Warrants	48,287	$0.009	$1,000	$10,000
Advisory Agreement Warrants	1,837,777	$0.011	$14,000	$360,000
Total	2,907,347		$23,000	$571,000

Significant assumptions used to estimate the fair value of the warrants classified as derivative liabilities at June 30, 2015 are summarized below:

Risk-free interest rate	0.62% – 0.76%
Expected life (average)	1.96 - 2.34 years
Stock price (based on prices on valuation date)	$0.05
Exercise price	$0.27
Expected volatility	100%

NOTE 10 - INCOME TAXES

Pursuant to the provisions of FASB ASC Topic No. 740 Income Taxes (“ASC 740”), deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income taxes has been made in the accompanying statement of operations because no recoverable taxes were paid previously. Significant components of the Company’s net deferred tax assets at June 30, 2015 and 2014 are shown below. A valuation allowance of approximately $6,259,000 and $5,105,000 has been established to offset the net deferred tax assets as of June 30, 2014 and 2013, respectively, due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets.

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

	Year Ended June 30,
	2015	2014
Deferred Tax Assets:
Net operating loss carryforwards	$4,694,000	$3,584,000
Stock compensation	1,459,000	1,431,000
Other, net	106,000	90,000
Net deferred tax assets	6,259,000	5,105,000
Valuation allowance for deferred tax assets	(6,259,000)	(5,105,000)
Net deferred tax assets	$-	$-

The Company recognizes windfall tax benefits associated with the exercise of stock options directly to stockholders' equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards from windfall tax benefits occurring from January 1, 2006 onward. At June 30, 2015, deferred tax assets do not include excess tax benefits from stock-based compensation.

At June 30, 2015, the Company had unused net operating loss carryovers of approximately $11,627,000 and $11,586,000 that are available to offset future federal and state taxable income, respectively. These operating losses begin to expire in 2030. Both the federal and state net operating loss carryovers at June 30, 2015 may be adjusted once the Company’s 2015 tax returns are filed.

The provision for income taxes on earnings subject to income taxes differs from the statutory federal rate at June 30, 2015 and 2014, due to the following:

	Year Ended June 30,
	2015	2014
Federal income taxes at 34%	$(801,000)	$(1,462,000)
State income taxes, net	(137,000)	(251,000)
Warrants	-	-
Change in the estimated fair market value of derivatives	(218,000)	131,000
Other True Ups, if any	2,000	(682,000)
Change in valuation allowance	1,154,000	2,264,000
Provision for income taxes	$-	$-

Internal Revenue Code Sections 382 limits the use of our net operating loss carryforwards if there has been a cumulative change in ownership of more than 50% within a three-year period. We plan to complete a Section 382 analysis regarding whether there are limitations of the net operating loss prior to utilizing any net operating losses. The Company has not yet completed a Section 382 net operating loss analysis. In the event that such analysis determines there is a limitation on the use on net operating loss carryovers to offset future taxable income, the recorded deferred tax asset relating to such net operating loss carryforwards will be reduced. However, as the Company has recorded a full valuation allowance against its net deferred tax assets, there is no impact on the Company’s consolidated financial statements as of June 30, 2015 and 2014.

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

We follow the provisions of ASC 740 relating to uncertain tax provisions and have commenced analyzing filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. As a result of adoption, no additional tax liabilities have been recorded. There are no unrecognized tax benefits as of June 30, 2015 or June 30, 2014.

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

NOTE 11 - FAIR VALUE MEASUREMENTS

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

The fair value of our recorded derivative liabilities is determined based on unobservable inputs that are not corroborated by market data, which is a (Level 3) classification. We record derivative liabilities on our balance sheet at fair value with changes in fair value recorded in our condensed consolidated statements of operations.

Following is a summary as of the reporting date of the fair values and applicable level within the fair value hierarchy of assets and liabilities measured at fair value on a recurring basis:

At June 30, 2015:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Description:
Warrant derivative liabilities	$-	$-	$23,000

At June 30, 2014:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Description:
Warrant derivative liabilities	$-	$-	$571,000

The table below sets forth a summary of changes in the fair value of our (Level 3) financial instruments for the twelve months ended June 30, 2015:

Fair value measurements of warrants using significant unobservable inputs (Level 3)
Balance at June 30, 2014	$571,000
Change in fair value of warrant liability	(548,000)
Balance at June 30, 2015	$23,000

Quantitative Information about Significant Unobservable Inputs used in (Level 3) Fair Value Measurements

The following table represents the Plan’s level 3 financial instruments at June 30, 2015, the valuation techniques used to measure the fair value of those financial instruments, and the significant unobservable inputs and the ranges of values for those inputs:

Instrument	Fair Value	Principal Valuation Technique	Significant Unobservable Inputs	Range of Significant Input Values

Warrant derivative liabilities	$23,000	Monte Carlo simulation	Volatility	100%

			Risk free rates	0.62% – 0.76%

			Probability of subsequent financing	95%

NOTE 12 – OTHER RELATED PARTY TRANSACTIONS

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

The Company received $15,000 and $7,000 from Epic Boats under the sublease rental agreement during the fiscal years ended June 30, 2015 and 2014, respectively. Prior to February 2014, the Company was under a separate sublease agreement with Epic Boats, and paid rental fees of $37,000 during the fiscal year ended June 30, 2014 related to the sublease rental agreement.

On October 21, 2009, we entered into an agreement with Epic Boats where Epic Boats assigned and transferred to Flux Power the entire right, title, and interest into products, technology, intellectual property, inventions and all improvements thereof, for several product types. As of this date, Flux Power began selling products to Epic Boats under Flux Power's standard terms and conditions and has continued to sell products to Epic Boats as a customer. On April 7, 2014, the Company sold $3,000 worth of assets that were fully depreciated, with no anticipated use for the Company to Epic Boats. On October 1, 2014, the Company sold $9,000 worth of assets that were partially depreciated, with no anticipated use for the Company. The transaction related to Chris Anthony buying two electric vehicles (Columbia Park Car and a Torque) that were in inventory to support the Company’s products for electric cars several years ago. The gain on sale related to these vehicles was $4,000. This equipment was no longer needed by the Company due the product strategy focus on lift equipment. During the fiscal years ended June 30, 2015 and 2014, Flux Power sold approximately $0 and $3,000, respectively, of product to Epic Boats. The customer deposits balance received from Epic Boats at June 30, 2015 and June 30, 2014 is approximately $136,000. There were no receivables outstanding from Epic Boats as of June 30, 2015 or June 30, 2014.

NOTE 13 - CONCENTRATIONS

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and unsecured trade accounts receivable. The Company maintains cash balances at a financial institution in San Diego, California. The Company’s cash balance at this institution is secured by the Federal Deposit Insurance Corporation up to $250,000. As of June 30, 2015, cash totaled approximately $53,000, which consists of funds held in a non-interest bearing bank deposit account. The Company has not experienced any losses in such accounts. Management believes that the Company is not exposed to any significant credit risk with respect to its cash.

Customer Concentrations

During the twelve months ended June 30, 2015, the Company had three major customers that each represented more than 10% of its revenues on an individual basis, or approximately $341,000 or 47% of the Company’s total revenues, which was a result of sales to three customers, which represented $149,000 or 21%, $110,000 or 15%, and $82,000 or 11% of sales, respectively.

During the twelve months ended June 30, 2014, the Company had two major customers that each represented more than 10% of its revenues on an individual basis, or approximately $129,000 or 36% of the Company’s total revenues, which was a result of sales to two customers, which represented $67,000 or 19% and $62,000 or 17% of sales, respectively.

The following table represents customers that are more than 10% of its revenues on an individual basis for the twelve months ended June 30, 2015 and 2014:

	2015		2014
Customers:
Penguin ASI	$-	-%	$67,000	19%
Southern States Motive Power	149,000	21%	62,000	17%
Shoppa’s Material Handling	110,000	15%	-	-
Bjorkman Industrial Power Corp	82,000	11%	-	-

Subtotal	341,000	47%	129,000	36%

Other customers (39)	374,000	53%	229,000	64%

Total revenue	$715,000	100%	$358,000	100%

Suppliers/Vendor Concentrations

We obtain a limited number of components and supplies included in our products from a small group of suppliers. During the fiscal year ended June 30, 2015 we had three suppliers who accounted for more than 10% of our total purchases, on an individual basis. Purchases for these three suppliers totaled $528,000 for a total of 66%% of our total purchases.

We obtain a limited number of components and supplies included in our products from a small group of suppliers. During the fiscal years ended June 30, 2014 we had two suppliers who accounted for more than 10% of our total purchases, on an individual basis. Purchases for these two suppliers totaled $96,000 for a total of 39% of our total purchases.

In the past we have sourced Lithium batteries from a number of suppliers. We realign our battery sourcing periodically to improve consistency, responsiveness, and quality.

NOTE 14 – SUBSEQUENT EVENTS

Management has evaluated events subsequent to June 30, 2015, through the date of this filing with the SEC for transactions and other events that may require adjustment of and/or disclosure in such financial statements.

In July, August and September 2015, we borrowed an aggregate of $975,000 from Esenjay under our related party credit facilities.

On July 27, 2015 we issued 75,000 shares of common stock to Catalyst Global, our Investor Relations firm, as part of our annual contract. The stock price on the date of grant was $0.04 per share.

On July 21, 2015, the Board of Directors decided to abandon a proposed acquisition of KleenSpeed Technologies, an energy storage solutions company focused on consumer applications, controlled by Mr. Collins. The KleenSpeed acquisition was contemplated in a non-binding letter of intent disclosed in the Company’s Form 8-K filed with the SEC on June 27, 2013. After two years of negotiations, the Company and KleenSpeed were unable to agree on a strategy or suitable terms for the acquisition, and the transaction was ultimately abandoned by the Company.

On July 31, 2015, the Agency Agreement with SRA to raise securities for the Company reached its termination date, without intention by the Company to renew. The Company is pursuing other alternatives to raise capital.

On August 10, 2015, we received and accepted the resignation from Mr. Timothy Collins as executive chairman and director of Flux Power Holdings, Inc. (the “Company”), effective August 10, 2015.

On September 3, 2015, we entered into a Loan Conversion Agreement (“Conversion Agreement”) with Esenjay pursuant to which we agreed to issue 51,171,025 shares of our common stock based on a $0.04 per share in exchange for the cancellation of a total principal amount of $2,000,000 (“Principal Amount”) outstanding under the Line of Credit, plus $46,841 in accrued and unpaid interest as of September 3, 2015. In addition, under the Conversion Agreement, we agreed to allow Esenjay the right to convert additional amounts to be borrowed under Revolving Note, Bridge Note and Line of Credit at the conversion price equal to the future offering price of our Shares. Subsequent draws since the conversion date were $575,000.

