Form 10-Q
period 2015-09-30
Flux Power Holdings, Inc.
filed 2015-11-16
CIK 1083743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 12, 2015
Common Stock, $0.001 par value	150,860,137

FLUX POWER HOLDINGS, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2015

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

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this report only:

•	the “Company,” “we,” “us,” and “our” refer to the combined business of Flux Power Holdings, Inc., a Nevada corporation and its wholly-owned subsidiary, Flux Power, Inc. (“Flux Power”), a California corporation;
•	“Exchange Act” refers the Securities Exchange Act of 1934, as amended;
•	“SEC” refers to the Securities and Exchange Commission; and
•	“Securities Act” refers to the Securities Act of 1933, as amended.

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Item 1. Financial Statements

	September 30, 2015 (Unaudited)	June 30, 2015
ASSETS
Current assets:
Cash	$72,000	$53,000
Accounts receivable	90,000	69,000
Inventories	179,000	181,000
Other current assets	105,000	56,000

Total current assets	446,000	359,000

Other assets	25,000	25,000
Property, plant and equipment, net	58,000	66,000

Total assets	$529,000	$450,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	485,000	453,000
Accrued expenses	295,000	322,000
Customer deposits from related party	136,000	136,000
Warrant derivative liability	23,000	23,000
Line of credit – related party	575,000	1,600,000
Total current liabilities	1,514,000	2,534,000

Long term liabilities:
Line of credit, net of discount	132,000	110,000

Total liabilities	1,646,000	2,644,000

Commitments and contingencies (Note 11)

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value: authorized 5,000,000 shares, none issued and outstanding	—	—
Common stock, $0.001 par value: authorized 300,000,000, 150,785,000 and 99,464,000 shares issued and outstanding as of September 30, 2015 and June 30, 2015, respectively	151,000	99,000
Additional paid-in capital	10,431,000	8,398,000
Accumulated deficit	(11,699,000)	(10,691,000)
Total stockholders’ deficit	(1,117,000)	(2,194,000)
Total liabilities and stockholders’ deficit	$529,000	$450,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three Month Periods Ended September 30, 2015 and 2014

(Unaudited)

	Three months Ended
	September 30, 2015	September 30, 2014

Net revenue	$171,000	$86,000
Cost of sales	238,000	79,000

Gross (loss) profit	(67,000)	7,000

Operating expenses:

Selling and administrative expenses	555,000	507,000
Amortization of prepaid advisory fees	4,000	—
Research and development	332,000	121,000

Total operating expenses	891,000	628,000

Operating loss	(958,000)	(621,000)

Other income (expense):
Change in fair value of derivative liabilities	—	438,000
Interest expense, net	(50,000)	(14,000)

Net loss	$(1,008,000)	$(197,000)

Net loss per share – basic and diluted	$(0.01)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	114,537,944	93,857,083

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended September 30, 2015 and 2014

(Unaudited)

	Three Months Ended
	September 30, 2015	September 30, 2014
Cash flows from operating activities:
Net loss	$(1,008,000)	$(197,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,000	10,000
Amortization of prepaid advisory fees	4,000	—
Change in fair value of warrant liability	—	(438,0000)
Stock-based compensation	30,000	51,000
Stock issuance for services	3,000	—
Amortization of debt discount	22,000	—
Changes in operating assets and liabilities:
Accounts receivable	(21,000)	103,000
Inventories	2,000	(17,000)
Other current assets	(50,000)	(20,000)
Accounts payable	32,000	123,000
Accrued expenses	22,000	79,000
Net cash used in operating activities	(956,000)	(306,000)

Cash flows from investing activities:
Purchases of equipment	—	(6,000)
Net cash used in investing activities	—	(6,000)

Cash flows from financing activities:
Proceeds from the sale of common stock and warrants, net of offering costs paid	—	129,000
Proceeds from note payable – related party and line of credit	975,000	125,000
Net cash provided by financing activities	975,000	254,000

Net increase (decrease) in cash	19,000	(58,000)
Cash, beginning of period	53,000	116,000

Cash, end of period	$72,000	$58,000

Supplemental Disclosures of Non-cash Investing and Financing Activities::
Conversion of debt to equity	$2,047,000	$—
Issuance of warrants recorded as deferred financing costs	$—	$3,000
Debt discount related to warrants and beneficial conversion feature	$—	$80,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

NOTE 1 – BASIS OF PRESENTATION AND NATURE OF BUSINESS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) applicable to interim reports of companies filing as a smaller reporting company. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015 filed with the SEC on September 28, 2015. In the opinion of management, the accompanying condensed consolidated interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or any other future period. Certain notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Company’s Annual Report on Form 10-K have been omitted. The accompanying condensed consolidated balance sheet at June 30, 2015 has been derived from the audited balance sheet at June 30, 2015 contained in such Form 10-K.

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

Flux Power develops and sells rechargeable advanced energy storage systems. The Company has structured its business around its core technology, “The Battery Management System” (“BMS”). The Company’s BMS provides three critical functions to their battery systems: cell balancing, monitoring and error reporting. Using its proprietary management technology, the Company is able to offer complete integrated energy storage solutions or custom modular standalone systems to their clients. The Company has also developed a suite of complementary technologies and products that accompany their core products. Sales during the three months ended September 30, 2015 and 2014 were primarily to customers located throughout the United States.

As used herein, the terms “we,” “us,” “our,” and “Company” mean Flux Power Holdings, Inc., unless otherwise indicated. All dollar amounts herein are in U.S. dollars unless otherwise stated.

NOTE 2 – LIQUIDITY AND GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred an accumulated deficit of $11,699,000 through September 30, 2015, and as of September 30, 2015 had limited cash and a substantial working capital deficit. To date, the Company’s revenues and operating cash flows have not been sufficient to sustain its operations and it has relied on debt and equity financing to fund its operations. Management estimates that additional capital of approximately $2 million is required to fund planned operations through September 30, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon our ability to raise additional capital on a timely basis until such time as revenues and related cash flows are sufficient to fund our operations.

Management plans to continue to seek funding, as necessary, through the private placements of debt and equity securities. The Company initiated a private placement in August 2014 and has raised a total of $536,000 of gross proceeds as of September 30, 2015 as part of this private placement. Also, between July 1, 2014 and September 30, 2015, the Company has received a total of $2,575,000 through related party credit facilities of which, $2,000,000 was converted to equity in September 2015. As of September 30, 2015 an aggregate of $2,675,000 is available for future draws at the lender’s discretion. The related party credit facilities mature in December 2015, but may be further extended by lender. A convertible line of credit with an unrelated party was entered into in October 2014 and matures on September 19, 2016, but can be extended if the lender provides in writing. At September 30, 2015, $285,000 was available for future draws and there have been no subsequent draws on this line of credit. In addition, the Company is pursuing other investment structures that management believes may generate the necessary funding for the Company. Although management believes that the additional required funding will be obtained, there is no guarantee the Company will be able to obtain the additional required funds on a timely basis or that funds will be available on terms acceptable to the Company. If such funds are not available when required, the Company will be required to curtail its investments in additional sales and marketing and product development resources, and capital expenditures, which may have a material adverse effect on the Company’s future cash flows and results of operations, and its ability to continue operating as a going concern. The accompanying financial statements do not include any adjustments that would be necessary should the Company be unable to continue as a going concern and, therefore, be required to liquidate its assets and discharge its liabilities in other than the normal course of business and at amounts that may differ from those reflected in the accompanying condensed consolidated financial statements.

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

Cash and Cash Equivalents

The Company considers all liquid short-term investments with maturities of less than three months when acquired to be cash equivalents. The Company had no cash equivalents at September 30, 2015 and June 30, 2015.

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

Accounts Receivable and Customer Deposits

Accounts receivable are carried at their estimated collectible amounts. The Company may require advance deposits from its customers prior to shipment of the ordered products. The Company has not experienced collection issues related to its accounts receivable, and has not recorded an allowance for doubtful accounts during the three months ended September 30, 2015 and 2014.

Inventories

Inventories consist primarily of battery management systems and the related subcomponents, and are stated at the lower of cost (first-in, first-out) or market. The Company evaluates inventories to determine if write-downs are necessary due to obsolescence or if the inventory levels are in excess of anticipated demand at market value based on consideration of historical sales and product development plans. The Company did not record an adjustment related to obsolete inventory during the three months ended September 30, 2015 and 2014.

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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, price is fixed or determinable, and collectability of the selling price is reasonably assured. Delivery occurs when risk of loss is passed to the customer, as specified by the terms of the applicable customer agreements. When a right of return exists, contractually or implied, the Company recognizes revenue on the sell-through method. Under this method, revenue is not recognized upon delivery of the inventory components. Instead, the Company records deferred revenue upon delivery and recognizes revenue when the inventory components are sold through to the end user. During the three months ended September 30, 2015, and 2014, the Company did not record any deferred revenue.

Product Warranties

The Company evaluates its exposure to product warranty obligations based on historical experience. Our products are warrantied for five years unless modified by a separate agreement. As of  September 30, 2015, the Company carried warranty liability of approximately $52,000, which is included in accrued expenses on the Company’s consolidated condensed balance sheet.

Shipping and Handling Costs

The Company has simplified its treatment of shipping and handling costs for deliveries of product to customers to conform with lift equipment industry practice. Cost to deliver sold product to customers is paid by the Company and classified in operating expense. No additional pricing for shipping is invoiced to the customer. Shipping costs of inbound inventory to build product are charged to cost of goods sold. For the quarter ended September 30, 2015, costs for inbound inventory were $7,000 and the shipping costs for finished product delivered to customers totaled $19,000.

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

The Company also follows the provisions of FASB ASC Topic No.740 relating to uncertain tax provisions and have analyzed filing positions in all of the federal and state jurisdictions where the Company is required to file income tax returns, as well as all open tax years in these jurisdictions. Based on our analysis, no unrecognized tax benefits have been identified as of September 30, 2015, or June 30, 2015, and accordingly, no additional tax liabilities have been recorded.

Net Loss Per Common Share

The Company calculates basic loss per common share by dividing net loss by the weighted average number of common shares outstanding during the periods. Diluted loss per common share include the impact from all dilutive potential common shares relating to outstanding convertible securities.

For the three months ended September 30, 2015, basic and diluted weighted-average common shares outstanding were 114,537,944. The Company incurred a net loss for the three months ended September 30, 2015, and therefore, basic and diluted loss per share for those periods are the same because the inclusion of potential common equivalent shares were excluded from diluted weighted-average common shares outstanding during the period, as the inclusion of such shares would be anti-dilutive. As of September 30, 2015, there were 117,571 potentially dilutive common shares outstanding, which include common shares underlying outstanding stock options that were excluded from diluted weighted-average common shares outstanding.

For the three months ended September 30, 2014, basic and diluted weighted-average common shares outstanding were 93,857,083. The Company incurred a net loss for the three months ended September 30, 2014, and therefore, basic and diluted loss per share for those periods are the same because the inclusion of potential common equivalent shares were excluded from diluted weighted-average common shares outstanding during the period, as the inclusion of such shares would be anti-dilutive. As of September 30, 2014, there were 2,625,992 potentially dilutive common shares outstanding, which include common shares underlying outstanding stock options that were excluded from diluted weighted-average common shares outstanding.

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

NOTE 4 – RELATED PARTY DEBT AGREEMENTS

Between October 2011 and October 2013, the Company entered into and/or amended various debt agreements with Esenjay Investments, LLC (“Esenjay”), with an aggregate borrowing limit of $3,250,000. Esenjay is deemed to be a related party as Mr. Michael Johnson, the sole shareholder and a director of Esenjay is a current member of our board of directors and a major shareholder of the Company (with beneficial ownership of approximately 58% as of September 30, 2015).

Between July 1, 2014 and September 30, 2015, the Company borrowed an aggregate of $2,575,000 pursuant to these various debt agreements with Esenjay.

On September 3, 2015, the Company entered into a Loan Conversion Agreement (“Conversion Agreement”), as amended on October 6, 2015 and November 13, 2015 (the “Amendments”), with Esenjay pursuant to which Company agreed to issue 51,171,025 shares of our common stock (based on $0.04 per share) (the “Shares”) in exchange for the cancellation of principal amount of $2,000,000 (“Principal Amount”) of the total $2,200,000 outstanding under the Secondary Revolving Promissory Note, the Bridge Loan Promissory Note and the Unrestricted Line of Credit (collectively, the “Loan Agreements”), with Esenjay, plus $46,841 in accrued and unpaid interest on such Principal Amount as of September 3, 2015 (the accrued interest together with the Principal Amount referred to as the “Debt”). The Loan Agreements expire December 31, 2015. In connection with the Conversion Agreement, as amended, on September 9, 2015, Company issued 51,171,025 shares (“Esenjay Shares”) to Esenjay in exchange for cancellation of Principal Amount. The Esenjay Shares have not been registered under the Securities Act. The Esenjay Shares were offered and sold in reliance upon exemptions from registration pursuant to Section 4(a)(2) of the Securities Act.

At September 30, 2015, the total unused credit amount under the Loan Agreements was $2,675,000. Additional borrowings under the Loan Agreements are subject to pre-approval by Esenjay and Esenjay has no obligation to loan additional funds under the Loan Agreements. The instruments bare interest rate at 6% per annum and mature on December 31, 2015. At September 30, 2015, the outstanding balance under the Loan Agreements with Esenjay was $575,000. Esenjay has the option to convert the amount outstanding at September 30, 2015 and amounts of any future borrowings under the Loan Agreements into shares of our common stock at a conversion price of $0.30 per share until December 31, 2015.

The above mentioned debt conversion have been accounted for as a capital transaction in accordance with FASB ASC Topic No. 470-50, “ Debt, Modifications and Extinguishments ”. Accordingly, no gain or loss has been recognized.

The common stock issued in connection with the debt conversion have not been registered under the Securities Act of 1933, as amended (“Securities Act”). This stock was issued in reliance upon exemptions from registration pursuant to Rule 506 promulgated thereunder.

NOTE 5 – LINE OF CREDIT AND SHORT TERM LOAN

Line of Credit

On October 2, 2014, the Company entered in a line of credit (“Line of Credit”) agreement in the maximum amount of $500,000 with Leon Frenkel (“Lender”). Borrowings under the Line of Credit bears interest at 8% per annum, with all unpaid principal and accrued interest due and payable on September 19, 2016 pursuant to the terms of the Secured Convertible Promissory Note (the “Note”). In addition, at the election of Lender, all or any portion of the outstanding principal, accrued but unpaid interest and/or late charges under the Line of Credit may be converted into shares of the Company’s common stock at any time at a conversion price of $0.12 per share. Borrowings under the Line of Credit are guaranteed by Flux Power, the Company’s wholly-owned subsidiary, and are secured by all of the assets of the Company and Flux Power pursuant to the terms of a certain Security Agreement and Guaranty Agreement dated as of October 2, 2014. Proceeds from the Line of Credit can be solely used for working capital purposes. As of September 30, 2015, the Company borrowed a total of $215,000 under the Line of Credit. In connection with the Line of Credit, the Company granted a warrant to the Lender to purchase a certain number of shares of common stock of the Company equal to the outstanding advances under the Line of Credit divided by the conversion price of $0.12, for a term of five years, at an exercise price per share equal to $0.20. Accordingly, in connection with the advance of $215,000, Lender is entitled to purchase up to 1,791,667 shares of common stock upon exercise of the warrant at $0.20 per share. The Lender has no other material relationship with the Company or its affiliates. The estimated relative fair value of warrants issued in connection with advances under the Line of Credit is recorded as a debt discount and is amortized as additional interest expense over the term of the underlying debt. The Company recorded debt discount of approximately $85,000 based on the relative fair value of these warrants. In addition, as the effective conversion price of the debt was less than the market price of the underlying common stock on the date of issuance, the Company recorded additional debt discount of approximately $80,000 related to the beneficial conversion feature. As of September 30, 2015, the $215,000 principal amount outstanding under this agreement is presented net of unamortized debt discount totaling $83,000. During the three months ended September 30, 2015, the Company recorded approximately $22,000 of debt discount amortization, which is included in interest expense in the accompanying condensed consolidated statements of operations.

The Company retained Security Research Associates Inc. (“SRA”), on a best-efforts basis, as its placement agent for the placement of the Line of Credit. The Company agreed to pay SRA a cash amount equal to 5% of the gross proceeds raised and a warrant for the purchase of common stock of the Company equal to 5% of the aggregate gross proceeds from the Note received by the Company from the Lender divided by $0.12 per share. Warrants issued in connection with this agreement will have a term of 3 years, an exercise price equal to $0.12 per share and will include cashless exercise provisions as well as representations and warranties that are customary and standard in warrants issued to placement agents or underwriters. As of September 30, 2015 and in connection with the Line of Credit, SRA earned a commission of $10,750 and warrants to purchase 89,583 shares of our common stock at $0.12 per share. The earned cash commission was unpaid and included in the ending accrued expense balance as of September 30, 2015. Mr. Timothy Collins, the former Executive Chairman of the Company’s board of directors is the Chief Executive Officer, President, director and shareholder of SRA. On July 31, 2015, the Agency Agreement with SRA reached its termination date, and was not renewed.

NOTE 6 - STOCKHOLDERS’ DEFICIT

At September 30, 2015, the Company had 300,000,000 shares of common stock, par value of $ 0.001 authorized for issuance, of which 150,785,137 shares were issued and outstanding.

In addition, at September 30, 2015, the Company is authorized to issue up to 5,000,000 shares of preferred stock, par value of $0.001, in one or more classes or series within a class pursuant to the Company’s Amended and Restated Articles of Incorporation. As of September 30, 2015 and June 30, 2015 there are no shares of preferred stock issued and outstanding.

Holders of common stock are entitled to receive dividends, when, as, and if declared by the Board of Directors, out of any assets legally available to the Company. Dividends are declared and paid in an equal per-share amount on the outstanding shares of each series of common stock. To date the Board of Directors has neither declared nor paid common stock dividends to shareholders.

Common Stock and Warrants

Private Placements – Fiscal 2015

On July 31, 2014, the board of directors approved a private placement equity financing that is intended to raise up to a total of $990,000. In connection with this private placement, the Company is offering accredited investors units, consisting of 1,000,000 shares of common stock and 500,000 warrants at a purchase price of $90,000 per unit. During our fiscal year ended June 30, 2015, we sold 5.95 units to 14 investors for total gross proceeds of $536,000, pursuant to which we issued 5,949,999 shares of common stock and warrants to purchase up to 2,974,999 shares of common stock. The warrants are exercisable for three years and each warrant entitles the holder to purchase one share of common stock at $0.25 per share. SRA served as our placement agent. SRA earned a cash commission of approximately $35,000 based on 9% of gross proceeds and have earned warrants to purchase 385,500 shares of our common stock at an exercise price of $0.09 for its services. The cash commission of approximately $35,000 was recorded as a cost of equity financing. The securities offered and sold in the Offering have not been registered under the Securities Act of 1933, as amended (“Securities Act”). The Securities were offered and sold to accredited investors in reliance upon exemptions from registration pursuant to Rule 506 promulgated thereunder.

Advisory Agreements

On February 11, 2015, the Company entered into a contract with Catalyst Global LLC (“CGL), pursuant to which CGL agreed to provide investor relations services for 12 months in exchange for monthly fees of $2,000 per month and 450,000 shares of restricted common stock issued as follows: 150,000 shares upon signing and the balance vesting pro rata upon each of the three-, six-, nine-, and twelve-month anniversaries of the contract. The initial tranche was valued at $0.07 per share or $10,500 when issued on February 17, 2015, the second tranche of 75,000 shares was issued on May 11, 2015 and was valued at $0.06 per share, or $4,500 and the third tranche of 75,000 shares was issued on August 11, 2015 and was valued at $0.04 per share, or $3,000. During the three months ended September 30, 2015, we recorded expense of approximately $4,000. As of September 30, 2015, the total remaining balance of the prepaid investor relation services was approximately $9,000.

Security Research Associates, Inc. On June 26, 2013, the Company entered into an agreement with SRA pursuant to which SRA agreed to provide business and advisory services. SRA served as our placement agent in connection with the Company’s 2014 and 2015 private placement offerings described above. In connection with these private placements, SRA was paid aggregate cash compensation in the amount of $142,155 and warrants to purchase a total of 2,176,500 shares of our common stock at exercise prices ranging from $0.06 - $0.09 per share. Compensation under the SRA agreement is based on 9% of the gross proceeds raised and a warrant to purchase the number of shares of our common stock equal to 9% of the aggregate gross proceeds from the offerings received from all investors (excluding Esenjay) placed by SRA divided by $0.06 per share.

The Company entered into a renewal agreement with SRA on March 18, 2015 pursuant to which it retained SRA as the Company’s exclusive placement agent on a “best-efforts” basis in connection with private placement of stock or convertible securities by the Company. The engagement period commenced on the date of the renewal agreement and will terminate upon the earlier of the termination of the renewal agreement or July 31, 2015 and no changes were made to terms of compensation. During the engagement period, the Company agreed that it will not retain any additional placement agents to perform the same or similar services to be performed by SRA under the renewal agreement and the Company will refer to SRA all offers and inquiries with respect to the financing by any person or entity, with the exception of participation by Esenjay Investment LLC. On July 31, 2015, the Agency Agreement with SRA reached its termination date, and was not renewed.

Warrant Activity

During the three months ended September 30, 2015 there were no warrants issued, exercised or cancelled. Information relating to warrants outstanding at September 30, 2015 is shown below:

	Number	Weighted Average Exercise Price Per Share	Remaining Contract Term (# years)
Shares purchasable under outstanding warrants at September 30, 2015	28,040,096	$0.21	1.75 – 4.25

Stock-based Compensation

During the three months ended September 30, 2015, the Company did not issue any stock options of the Company’s common stock. During the three months ended September 30, 2014, the Company issued 400,000 non-qualified stock options of the Company’s common stock to a consultant, pursuant to a consulting agreement entered into in December 2013. These options were valued using the Black-Scholes model on the day they were originally due to be issued per agreement, and the Company recorded an accrual in the amount of $76,000 during the year ended June 30, 2014. Such options were issued in July 2014 when the current fair value of $64,000 was determined using the Black-Scholes model. The change in fair value of $12,000 was recorded as a reduction to stock based compensation expense during the three month period ended September 30, 2014. The Company has not registered the shares of common stock underlying stock options outstanding as of September 30, 2015.

Activity in stock options during the three months ended September 30, 2015, and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2015	6,101,357	$0.16
Granted	—
Exercised	—
Forfeited and cancelled	(389,774)	0.30
Outstanding at September 30, 2015	5,711,583	$0.15	6.20
Exercisable at September 30, 2015	4,849,251	$0.15	6.02

Activity in stock options during the three months ended September 30, 2014, and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2014	6,335,695	$0.19
Granted	400,000	0.06
Exercised	—
Forfeited and cancelled	—
Outstanding at September 30, 2014	6,735,695	$0.18	7.47
Exercisable at September 30, 2014	4,246,573	$0.17	6.67

Stock-based compensation expense recognized in our condensed consolidated statements of operations for the three months ended September 30, 2015, and 2014, includes compensation expense for stock-based options and awards granted based on the grant date fair value. For options and awards granted, expenses are amortized under the straight-line method over the expected vesting period. Stock-based compensation expense recognized in the condensed consolidated statements of operations has been reduced for estimated forfeitures of options that are subject to vesting. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The closing price of our stock at September 30, 2015, was $0.05, and as a result the intrinsic value of the exercisable options at September 30, 2015, was $7,000.

We allocated stock-based compensation expense included in the condensed consolidated statements of operations for employee option grants and non-employee option grants as follows:

	For the Three Months Ended
	September 30, 2015	September 30, 2014
Research and development	$3,000	$3,000
General and administration	27,000	48,000
Total stock-based compensation expense	$30,000	$51,000

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. The fair value of stock options was measured at the grant date using the assumptions (annualized percentages) in the table below:

Three months ended September 30,	2014
Expected volatility	100%
Risk free interest rate	0.96%
Forfeiture rate	0%
Dividend yield	0%
Expected term	3 years

The remaining amount of unrecognized stock-based compensation expense at September 30, 2015, is approximately $74,000, which is expected to be recognized over the weighted average period of 1.39 years.

NOTE 7 – WARRANT DERIVATIVE LIABILITY

At September 30, 2015 there were 2,907,347 outstanding warrants classified as derivative liabilities due to exercise price re-set provisions included in the underlying warrant agreements.

Warrants classified as derivative liabilities are recorded at their estimated fair values at the issuance date and are revalued at each subsequent reporting date. These warrants were determined to have an estimated fair value per share and aggregate value as of September 30, 2015 and an aggregate value as of June 30, 2015 as follows:

	Issued Warrants	Estimated Fair Value Per Share $ as of September 30, 2015	Estimated Total Fair Value in Aggregate $ as of September 30, 2015	Estimated Total Fair Value in Aggregate $ as of June 30, 2015

June 2012 Warrants	562,551	$0.008	$4,000	$4,000
July 2012 Warrants	338,013	0.008	3,000	3,000
August 2012 Warrants	120,719	0.009	1,000	1,000
October 2012 Warrants	48,287	0.009	1,000	1,000
Advisory Agreement Warrants	1,837,777	0.011	14,000	14,000
Total	2,907,347		$23,000	$23,000

There was no change in aggregate estimated fair value of the warrants classified as derivative liabilities during the three months ended September 30, 2015.

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

There were no changes in the fair value of our (Level 3) financial instruments for the three months ended September 30, 2015:

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

The Company received $4,000 from Epic Boats under the sublease rental agreement during the three months ended September 30, 2015 and 2014, which is recorded as a reduction to rent expense.

On October 21, 2009, we entered into an agreement with Epic Boats where Epic Boats assigned and transferred to Flux Power the entire right, title, and interest into products, technology, intellectual property, inventions and all improvements thereof, for several product types. On April 7, 2014, the Company sold $3,000 worth of assets that were fully depreciated, with no anticipated use for the Company to Epic Boats. On October 1, 2014, the Company sold $9,000 worth of assets that were partially depreciated, with no anticipated use for the Company. The customer deposits balance received from Epic Boats at September 30, 2015 and June 30, 2015 is approximately $136,000. There were no receivables outstanding from Epic Boats as of September 30, 2015 or June 30, 2015. As of this date, Flux Power began selling products to Epic Boats under Flux Power's standard terms and conditions and has continued to sell products to Epic Boats as a customer.

We believe our facility at Vista, California provide adequate space for our current and projected needs.

NOTE 10 – CONCENTRATIONS

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments. The Company maintains cash balances at a financial institution in San Diego, California. The Company’s cash balance at this institution is secured by the Federal Deposit Insurance Corporation up to $250,000. As of September 30, 2015, cash totaled approximately $72,000, which consists of funds held in a non-interest bearing bank deposit account. The Company has not experienced any losses in such accounts. Management believes that the Company is not exposed to any significant credit risk with respect to its cash.

Customer Concentrations

During the three months ended September 30, 2015, the Company had one customer that represented more than 10% of its revenues on an individual basis and approximately 59% in the aggregate.

During the three months ended September 30, 2014, the Company had three customers that represented more than 10% of its revenues on an individual basis, and approximately 72% in the aggregate.

Suppliers/Vendor Concentrations

We obtain components and supplies included in our products from a small group of suppliers. During the three months ended September 30, 2015, we had two suppliers who accounted for more than 10% of our total inventory purchases on an individual basis and approximately 44% in the aggregate.

During the three months ended September 30, 2014, we had four suppliers, who accounted for more than 10% of our total inventory purchases on an individual basis and approximately 69% in the aggregate.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

 From time to time, we may be involved in litigation relating to claims arising out of our operations. We are currently a party to a legal proceeding arising from a work related injury. While we do not presently believe that the ultimate outcome of such proceedings will have a material adverse effect on our business, operating results or financial condition, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, it is possible that such ruling could have a material adverse impact on our business, operating results or financial condition in the period in which the ruling occurs. Our current estimates of the potential impact from such legal proceeding could change in the future. No loss has been recorded as of September 30, 2015 in connection with this matter as we do not believe that it is probable that the Company will incur a material loss or that the amount of any potential loss can be reasonably estimated. Our current estimate of the potential impact from such proceeding could change in the future.

NOTE 12 – SUBSEQUENT EVENTS

Management has evaluated events subsequent to September 30, 2015, through the date of this filing with the SEC for transactions and other events that may require adjustment of and/or disclosure in such financial statements.

In October and November 2015, we borrowed an aggregate of $600,000 from Esenjay under our related party credit facilities.  Based on these borrowings, the remaining available balance under our three debt facilities with Esenjay is $2,075,000 (See Note 4).

On October 7, 2015, the Company signed an engagement letter (“Agreement”) with Monarch Bay Securities (“MBS”) to assist the Company in raising capital. The arrangement is on a non-exclusive basis and has an initial term of six months Pursuant to the arrangement, the Company shall pay to MBS a non-refundable cash retainer of $20,000 payable in installments, as stated in the Agreement. In addition, upon a successful closing of financing during the period stated in the Agreement, the Company will pay MBS a fee of 8% of gross proceeds raised in cash and warrants to purchase 8% of total number of shares issued and issuable by the Company to investors under each successful financing.

On November 11, 2015, pursuant to the contract with CGL, we issued the third tranche of 75,000 shares of restricted common stock valued at $0.05 per share.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the unaudited interim condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended June 30, 2015.

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

Recent Developments

In October and November 2015, we borrowed an aggregate of $600,000 from Esenjay under our revolving promissory note agreement. These borrowings result in a remaining available balance of $2,075,000 under our various debt agreements with Esenjay. The funds were used to support the Company’s working capital requirements.

On September 4, 2015, the Company converted $2,000,000 of the total $2,200,000 outstanding principal and $47,000 of the accrued interest owed under the debt agreements with Esenjay to equity and pursuant to this conversion, the Company issued 51.2 million shares of common stock based on a conversion price of $0.04 per share. At September 30, 2015, total unused credit amount under these various debt instruments was $2,675,000 and the outstanding balance was $575,000. Esenjay has the option to convert any or all of the remaining amount outstanding under such debt instruments into shares of our common stock at a conversion price of $0.30 per share until December 31, 2015.

We are currently in the process of qualifying for an Underwriters Laboratory (“UL”) Listing which will provide tangible credibility of the safety and integrity of our products. We are currently near the end of UL testing, with one more test to complete which has already commenced. Upon successful completion of all testing, UL will review results, provide a written report, and conduct an on-site inspection. Upon successful completion of these requirements, a UL Listing would be issued.

Segment and Related Information

We operate as a single reportable segment.

Results of Operations and Financial Condition

Comparison for the Three Months Ended September 30, 2015 and 2014

Net Loss

Net losses reported were approximately $1,008,000 for the three months ended September 30, 2015, as compared to net losses of approximately $197,000 for the three months ended September 30, 2014.

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

Revenues for the three months ended September 30, 2015, increased by approximately $85,000, or 99%, compared to the three months ended September 30, 2014 from $86,000 to $171,000. This increase in sales was primarily attributable to the sales of lift equipment in the current year, while in the prior year, the Company had just launched its lift equipment products.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2015, increased approximately $159,000, or 201%, compared to the three months ended September 30, 2014 from $79,000 to $238,000. The increase in cost of revenues was attributable to the increase in costs to support higher revenues and the higher mix of lift packs, which have a higher cost per unit than sales of components and other products.

Gross Profit/Loss

Gross loss for the three months ended September 30, 2015 of approximately $67,000 represents a decrease in margin of approximately $74,000, compared to the three months ended September 30, 2014. The negative margin for the three months ended September 30, 2015 resulted primarily from higher costs related to the launch of our LiFT Pack products and continued launch costs including incentives and customer accommodations as part of introduction of product to new customers.

Selling and Administrative Expenses

Selling and administrative expenses for the three months ended September 30, 2015, and 2014, were approximately $555,000 and $507,000, respectively. Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, public company costs, consulting costs, professional fees and other expenses. The increase during the three months ended September 30, 2015 of approximately $48,000, or 9% resulted primarily from increased expenses in marketing and customer accommodation costs related to demo and service packs shipped to customers, and consulting costs, partially offset by decreased stock compensation expenses..

Amortization of Prepaid Advisory Fees

Amortization of prepaid advisory fees for the three months ended September 30, 2015 was approximately $4,000. The prepaid advisory fees amortized during the three months ended September 30, 2015 is related to the fair value of shares of the Company’s common stock issued in connection with an advisory agreement with Catalyst Global LLC dated February 11, 2015. The fair value of the shares issued pursuant to this agreement has been recognized over the term of the contract which will expire in February 2016.

Research and Development Expense

Research and development expenses for the three months ended September 30, 2015, and 2014, were approximately $332,000 and $121,000, respectively. Such expenses consist primarily of materials, supplies, salaries and personnel related expenses, stock-based compensation expense, consulting costs, and other expenses. The increase of approximately $211,000 or 174% was primarily due to increase personnel costs and benefits of approximately $20,000, and material and labor costs of approximately $191,000 associated with the project to have Underwriters Laboratory (“UL”) certify our LiFT Packs.

Change in Fair Value of Warrant Derivative Liability

We follow FASB ASC Topic No. 820, Fair Value Measurements and Disclosures (“ASC 820”) in connection with financial assets and liabilities measured at fair value on a recurring basis subsequent to initial recognition. . The change in the fair value for the three months ended September 30, 2015, and 2014, was approximately $0 and $438,000, respectively (see Note 8, to the financial statements) and is recorded as other income in the accompanying condensed consolidated statements of operations.

Liquidity and Capital Resources

Overview

As of September 30, 2015, we had a cash balance of approximately $72,000, negative working capital of approximately $1,068,000, and an accumulated deficit of approximately $11,699,000. We do not have sufficient liquidity and capital resources to fund planned operations through the coming 12 months. To date, our revenues and operating cash flows have not been sufficient to sustain our operations and we have relied on debt and equity financing to fund our operations. See “Future Liquidity Needs” below.

Cash Flows

Operating Activities

Our operating activities resulted in net cash used in operations of approximately $956,000 for the three months ended September 30, 2015, compared to net cash used in operations of approximately $306,000 for the three months ended September 30, 2014.

 Net cash used in operating activities during the three months ended September 30, 2015, reflects the net loss of approximately $1,008,000 for the period offset by non-cash items including: depreciation of approximately $8,000, amortization of prepaid advisory fees of $4,000, stock-based compensation of approximately $30,000, stock issued for services of $3,000, amortization of the line of credit discount of $22,000, a change in accounts payable of $32,000, a change in inventories of $2,000 and combined changes in accrued expenses and accrued interest of $22,000. These were offset by a change in accounts receivable of $21,000, and a change in prepaid expenses and other current assets of $50,000.

Net cash used in operating activities during the three months ended September 30, 2014, reflects the net loss of approximately $197,000 for the period offset by non-cash items including: depreciation of approximately $10,000, stock-based compensation of approximately $51,000, a change in accounts receivable of $103,000, a change in accounts payable of $123,000, and combined changes in accrued expenses and accrued interest of $79,000. These were offset by, a change in fair value of warrant liability of $438,000, a change in inventories of $17,000 and a change in prepaid expenses and other current assets of $20,000.

Investing Activities

There were no investing activities for the three months ended September 30, 2015. Our investment activities resulted in net cash used by investing activities of $6,000 for the three months ended September 30, 2014. Net cash used by investing activities during the three months ended September 30, 2014 consists of purchases of equipment of approximately $6,000.

Financing Activities

Net cash provided by financing activities during the three months ended September 30, 2015 and 2014, was approximately $975,000 and $254,000, respectively. The increase in cash provided by financing activities is the result of higher proceeds from notes payable and line of credit of approximately $850,000, which was partially offset by lower proceeds from sale of common stock of approximately $129,000.

Future Liquidity Needs

We have evaluated our expected cash requirements over the next twelve months, which include, but are not limited to, investments in additional sales and marketing and product development resources, capital expenditures, and working capital requirements and have determined that our existing cash resources are not sufficient to meet our anticipated needs during the next twelve months, and that additional financing is required to support current operations. We do not have sufficient liquidity and capital resources to fund planned operations through our fiscal year ending June 30, 2016. Based on our current and planned levels of expenditure, management estimates that additional capital of approximately $2 million is required to fund current and planned operations from September 30, 2015 to September 30, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon our ability to raise additional capital on a timely basis until such time as revenues and related cash flows are sufficient to fund our operations. In addition, we anticipate that further additional financing may be required to fund our business plan subsequent to that date, until such time as revenues and related cash flows become sufficient to support our operating costs. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional capital on a timely basis until such time as revenues and related cash flows are sufficient to fund our operations.

We intend to continue to seek capital through the private placement of debt and equity securities. We commenced a private placement of our Units in August 2014 and have raised a total of $536,000 pursuant to this offering through September 30, 2015. Also, as of September 30, 2015, we have $285,000 available under our convertible line of credit with an unrelated party. At September 30, 2015, we had $2.7 million available under our various debt instruments with Esenjay, provided however, Esenjay has no obligation to loan funds and retains the right to not advance funds under these facilities. The timing of our need for additional capital will depend in part on our future operating performance in terms of revenue growth and the level of operating expenses and capital expenditures incurred. We are exploring alternative financing options and investment structures that may provide us with additional cash funding.

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

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended June 30, 2015.

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

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with the SEC under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow for timely decisions regarding required disclosure. As required by SEC Rules 13a-15(e) and 15d-15(e) 15d-15(b), we carried out an evaluation as of the end of the fiscal quarter ended September 30, 2015, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (“Exchange Act”) and concluded that our disclosure controls and procedures were effective to ensure the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed and reported within the time periods specified in the SEC’s rules and forms.

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

ITEM 1A — RISK FACTORS

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described in our Annual Report on Form 10-K as filed with the SEC on September 28, 2015 and all of the information contained in our public filings before deciding whether to purchase our common stock. There have been no material revisions to the “Risk Factors” as set forth in our Annual Report on Form 10-K as filed with the SEC on September 28, 2015.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 11, 2015, we signed a renewal contract with Catalyst Global LLC (“CGL”), pursuant to which CGL agreed to provide investor relations services for 12 months in exchange for monthly fees of $2,000 per month and 450,000 shares of restricted common stock issued as follows: 150,000 shares upon signing and the balance vesting pro rata upon each of the three-, six-, nine-, and twelve-month anniversaries of the contract. Pursuant to the renewal agreement, we issued 150,000 shares of our common stock to CGL in February 2015 (“Initial Shares”). The Initial Shares was valued at $0.07 per share or $10,500 when issued on February 17, 2015, the second tranche of 75,000 shares was issued on May 11, 2015 and was valued at $0.06 per share, or $4,500 and the third tranche of 75,000 shares was issued on August 11, 2015 and was valued at $0.04 per share, or $3,000. These Shares have not been registered under the Securities Act. These Shares were offered and sold in reliance upon exemptions from registration pursuant to Section 4(a)(2) of the Securities Act.

On July 31, 2014, the board approved a second round of financing for calendar year 2014. As such, starting in August 2014, the Company commenced a Private Placement Offering of Units (“September Offering”) for a total of $990,000. As of September 30, 2015, we have sold 5.95 units to 14 accredited investors (“Investors”) for total gross proceeds of $536,000, pursuant to which we issued 5,949,999 shares of common stock and warrants to purchase up to 2,974,999 shares of common stock. The warrants are exercisable for three years and each warrant entitles the holder to purchase one share of common stock at $0.25 per share. The units were offered only to accredited investors and the purchase price of each unit was $90,000, with each unit consisting of 1,000,000 shares of common stock and 500,000 warrants. Security Research Associates, Inc. (“SRA”) served as our placement agent. SRA earned a cash commission of $35,000 based on 9% of gross proceeds and have earned warrants to purchase 385,500 shares of our common stock at an exercise price of $0.09 for its services as our private placement agent. The cash commission of $35,000 was recorded as a cost of equity financing. The securities offered and sold have not been registered under the Securities Act. The securities were offered and sold in reliance upon exemptions from registration pursuant to Rule 506 promulgated thereunder.

On September 3, 2015, we entered into a Loan Conversion Agreement (“Conversion Agreement”), as amended on October 6, 2015 and further amended on November 13, 2015 (the “Amendments”), with Esenjay Investments LLC, our major stockholder and principal credit line holder (“Esenjay”), pursuant to which we agreed to issue 51,171,025 shares of our common stock (based on $0.04 per share) (the “Shares”) in exchange for the cancellation of a principal amount of $2,000,000 (“Principal Amount”) of the total of $2,200,000 outstanding under the Secondary Revolving Promissory Note, the Bridge Loan Promissory Note and the Unrestricted Line of Credit (collectively, the “Loan Agreements”), with Esenjay, plus $46,841 in accrued and unpaid interest on such Principal Amount as of September 3, 2015 (the accrued interest together with the Principal Amount referred to as the “Debt”). The Loan Agreements expire December 31, 2015. Michael Johnson, our director, is a director and shareholder of Esenjay as further described in our Form 10-K for the fiscal year ended June 30, 2015. In connection with the Conversion Agreement, as amended, on September 9, 2015, we issued 51,171,025 shares (“Esenjay Shares”) to Esenjay in exchange for cancellation of Principal Amount. The Esenjay Shares have not been registered under the Securities Act. The Esenjay Shares were offered and sold in reliance upon exemptions from registration pursuant to Section 4(a)(2) of the Securities Act.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 — MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 — OTHER INFORMATION

None.

ITEM 6 — EXHIBITS

The following exhibits are filed as part of this Report

Exhibit No.	Description
10.1	Loan Conversion Agreement (1)
10.2	Amendment to Loan Conversion Agreement (2)
10.3	Amendment No. 2 to the Loan Conversion Agreement (3)
31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.*
31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.*
32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.*
32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

(1)	Incorporated by reference to Form 8-K filed with the SEC on September 9, 2015.
(2)	Incorporated by reference to Form 8-K/A filed with the SEC on October 7, 2015.
(3)	Incorporated by reference to Form 8-K filed with the SEC on November 16, 2015
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Flux Power Holding, Inc.

Date: November 16, 2015	By:	/s/ Ronald F. Dutt
Name: Ronald F. Dutt
Title: Chief Executive Officer
Principal Executive Officer