Form 10-Q
period 2015-12-31
Flux Power Holdings, Inc.
filed 2016-02-16
CIK 1083743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of February 16, 2016
Common Stock, $0.001 par value	150,935,137

FLUX POWER HOLDINGS, INC.

FORM 10-Q

For the Quarterly Period Ended December 31, 2015

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

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this report only:

•	the “Company,” “we,” “us,” and “our” refer to the combined business of Flux Power Holdings, Inc., a Nevada corporation and its wholly-owned subsidiary, Flux Power, Inc. (“Flux Power”), a California corporation;
•	“Exchange Act” refers the Securities Exchange Act of 1934, as amended;
•	“SEC” refers to the Securities and Exchange Commission; and
•	“Securities Act” refers to the Securities Act of 1933, as amended.

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Item 1. Financial Statements

	December 31, 2015 (Unaudited)	June 30, 2015

ASSETS

Current assets:
Cash	$63,000	$53,000
Accounts receivable	75,000	69,000
Inventories	330,000	181,000
Deferred financing cost	310,000	-
Other current assets	29,000	56,000
Total current assets	807,000	359,000

Other assets	25,000	25,000
Property, plant and equipment, net	52,000	66,000

Total assets	$884,000	$450,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$734,000	$593,000
Accrued expenses	235,000	182,000
Customer deposits from related party	136,000	136,000
Warrant derivative liability	23,000	23,000
Line of credit - related party	1,575,000	1,600,000
Line of credit, net of discount	153,000	110,000
Total current liabilities	2,856,000	2,644,000

Total liabilities	2,856,000	2,644,000

Commitments and contingencies (Note 11)

Stockholders’ deficit:

Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 150,860,137 and 99,464,000 shares issued and outstanding at December 31, 2015 and June 30, 2015, respectively	151,000	99,000
Additional paid-in capital	10,792,000	8,398,000
Accumulated deficit	(12,915,000)	(10,691,000)

Total stockholders’ deficit	(1,972,000)	(2,194,000)

Total liabilities and stockholders’ deficit	$884,000	$450,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Six Months Ended December 31, 2015 and 2014

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014

Net revenue	$106,000	$210,000	$277,000	$296,000
Cost of sales	202,000	193,000	440,000	272,000

Gross (loss) profit	(96,000)	17,000	(163,000)	24,000

Operating expenses:
Selling and administrative expenses	597,000	474,000	1,152,000	949,000
Amortization of prepaid advisory fees	8,000	1,000	12,000	33,000
Research and development	469,000	141,000	801,000	262,000
Total operating expenses	1,074,000	616,000	1,965,000	1,244,000

Operating loss	$(1,170,000)	$(599,000)	$(2,128,000)	$(1,220,000)

Other income (expense):
Change in fair value of derivative liabilities	-	-	-	438,000
Interest expense, net	(46,000)	(23,000)	(96,000)	(23,000)
Other income (expense)	-	4,000	-	(10,000)

Net loss	$(1,216,000)	$(618,000)	$(2,224,000)	$(815,000)

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	150,825,082	97,399,546	132,681,921	95,628,315

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended December 31, 2015 and 2014

(Unaudited)

	Six Months Ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(2,224,000)	$(815,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	14,000	18,000
Amortization of prepaid advisory fees	12,000	33,000
Change in fair value of warrant liability	-	(438,000)
Stock-based compensation	78,000	113,000
Stock issuance for services	11,000	11,000
Gain on sale of property and equipment	-	(4,000)
Amortization of debt discount	43,000	18,000
Changes in operating assets and liabilities:
Accounts receivable	(6,000)	(17,000)
Inventories	(149,000)	(45,000)
Other current assets	15,000	(61,000)
Accounts payable	141,000	198,000
Accrued expenses	100,000	23,000
Net cash used in operating activities	(1,965,000)	(966,000)

Cash flows from investing activities:
Purchases of equipment	-	(6,000)
Proceeds from the sale of equipment	-	9,000
Net cash provided by investing activities	-	3,000

Cash flows from financing activities:
Proceeds from the sale of common stock and warrants, net of offering costs paid	-	501,000
Proceeds from line of credit - related party and line of credit	1,975,000	365,000
Net cash provided by financing activities	1,975,000	866,000

Net increase (decrease) in cash	10,000	(97,000)
Cash, beginning of period	53,000	116,000

Cash, end of period	$63,000	$19,000

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Conversion of debt to equity	$2,047,000	$-
Deferred financing cost related to the line of credit - related party	$310,000	$-
Issuance of warrants recorded as deferred financing costs	$-	$4,000
Debt discount related to warrants and beneficial conversion feature	$-	$152,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER, 2015

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

Flux Power develops and sells rechargeable advanced energy storage systems. The Company has structured its business around its core technology, “The Battery Management System” (“BMS”). The Company’s BMS provides three critical functions to their battery systems: cell balancing, monitoring and error reporting. Using its proprietary management technology, the Company is able to offer complete integrated energy storage solutions or custom modular standalone systems to their clients. The Company has also developed a suite of complementary technologies and products that accompany their core products. Sales during the six months ended December 31, 2015 and 2014 were primarily to customers located throughout the United States.

As used herein, the terms “we,” “us,” “our,” and “Company” mean Flux Power Holdings, Inc., unless otherwise indicated. All dollar amounts herein are in U.S. dollars unless otherwise stated.

NOTE 2 - LIQUIDITY AND GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred an accumulated deficit of $12,915,000 through December 31, 2015, and as of December 31, 2015 had limited cash and a substantial working capital deficit. To date, the Company’s revenues and operating cash flows have not been sufficient to sustain its operations and it has relied on debt and equity financing to fund its operations. Management estimates that additional capital of approximately $2 million is required to fund planned operations through December 31, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon our ability to raise additional capital on a timely basis until such time as revenues and related cash flows are sufficient to fund our operations.

Management plans to continue to seek funding, as necessary, through the private placements of debt and equity securities. The Company initiated a private placement in August 2014 and has raised a total of $536,000 of gross proceeds as of December 31, 2015 as part of this private placement. Also, between July 1, 2014 and December 31, 2015, the Company has received a total of $3,575,000 through related party credit facilities of which $2,000,000 was converted to equity in September 2015. As of December 31, 2015 an aggregate of $925,000 is available for future draws at the lender’s discretion. The related party credit facility matures in July 2016, but may be further extended by lender. A convertible line of credit with an unrelated party was entered into in October 2014 and matures on September 19, 2016, but can be extended if the lender provides in writing. At December 31, 2015, $285,000 was available for future draws and there have been no subsequent draws on this line of credit. In addition, the Company is pursuing other investment structures that management believes may generate the necessary funding for the Company. Although management believes that the additional required funding will be obtained, there is no guarantee the Company will be able to obtain the additional required funds on a timely basis or that funds will be available on terms acceptable to the Company. If such funds are not available when required, the Company will be required to curtail its investments in additional sales and marketing and product development resources, and capital expenditures, which may have a material adverse effect on the Company’s future cash flows and results of operations, and its ability to continue operating as a going concern. The accompanying financial statements do not include any adjustments that would be necessary should the Company be unable to continue as a going concern and, therefore, be required to liquidate its assets and discharge its liabilities in other than the normal course of business and at amounts that may differ from those reflected in the accompanying condensed consolidated financial statements.

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

Cash and Cash Equivalents

The Company considers all liquid short-term investments with maturities of less than three months when acquired to be cash equivalents. The Company had no cash equivalents at December 31, 2015 and June 30, 2015.

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

Accounts Receivable and Customer Deposits

Accounts receivable are carried at their estimated collectible amounts. The Company may require advance deposits from its customers prior to shipment of the ordered products. The Company has not experienced collection issues related to its accounts receivable, and has not recorded an allowance for doubtful accounts during the three and six months ended December 31, 2015 and 2014.

Inventories

Inventories consist primarily of battery management systems and the related subcomponents, and are stated at the lower of cost (first-in, first-out) or market. The Company evaluates inventories to determine if write-downs are necessary due to obsolescence or if the inventory levels are in excess of anticipated demand at market value based on consideration of historical sales and product development plans. The Company determined that no valuation allowance relating to obsolete or slow moving inventory was necessary at December 31, 2015 and June 30, 2015.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation and amortization are provided using the straight-line method over the estimated useful lives, of the related assets ranging from three to ten years, or, in the case of leasehold improvements, over the lesser of the useful life of the related asset or the lease term.

Stock-based Compensation

Pursuant to the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 718-10, Compensation-Stock Compensation , which establishes accounting for equity instruments exchanged for employee service, we utilize the Black-Scholes option pricing model to estimate the fair value of employee stock option awards at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions will be based on, or determined from, external data and other assumptions may be derived from our historical experience with stock-based payment arrangements. The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances.

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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, price is fixed or determinable, and collectability of the selling price is reasonably assured. Delivery occurs when risk of loss is passed to the customer, as specified by the terms of the applicable customer agreements. When a right of return exists, contractually or implied, the Company recognizes revenue on the sell-through method. Under this method, revenue is not recognized upon delivery of the inventory components. Instead, the Company records deferred revenue upon delivery and recognizes revenue when the inventory components are sold through to the end user. During the three and six months ended December 31, 2015, and 2014, the Company did not record any deferred revenue.

Product Warranties

The Company evaluates its exposure to product warranty obligations based on historical experience. Our products are warrantied for five years unless modified by a separate agreement. As of December 31, 2015, the Company carried warranty liability of approximately $78,000, which is included in accrued expenses on the Company’s consolidated condensed balance sheet.

Shipping and Handling Costs

The Company has simplified its treatment of shipping and handling costs for deliveries of product to customers to conform with lift equipment industry practice. Cost to deliver sold product to customers is paid by the Company and classified in operating expense. No additional pricing for shipping is invoiced to the customer. Shipping costs of inbound inventory to build product are charged to cost of goods sold. Shipping costs for finished product delivered to customers for the three and six months ended December 31, 2015 were $4,000 and $23,000, respectively. Shipping costs for inbound inventory for the three and six months ended December 31, 2015, were $45,000 and $71,000, respectively.

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

The Company records deferred tax assets and liabilities based on the differences between the financial statement and tax bases of assets and liabilities and on operating loss carry forwards using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. As of December 31, 2015, the Company has recorded a full valuation allowance against its deferred tax assets due to uncertainties relating to the Company’s ability to generate future taxable income to realize these assets.

The Company also follows the provisions of FASB ASC Topic No.740 relating to uncertain tax provisions and have analyzed filing positions in all of the federal and state jurisdictions where the Company is required to file income tax returns, as well as all open tax years in these jurisdictions. Based on our analysis, no unrecognized tax benefits have been identified as of December 31, 2015, or June 30, 2015, and accordingly, no additional tax liabilities have been recorded.

Net Loss Per Common Share

The Company calculates basic loss per common share by dividing net loss by the weighted average number of common shares outstanding during the periods. Diluted loss per common share include the impact from all dilutive potential common shares relating to outstanding convertible securities.

For the three and six months ended December 31, 2015, basic and diluted weighted-average common shares outstanding were 150,825,082 and 132,681,921, respectively. The Company incurred a net loss for the three and six months ended December 31, 2015, and therefore, basic and diluted loss per share for those periods are the same because the inclusion of potential common equivalent shares were excluded from diluted weighted-average common shares outstanding during the period, as the inclusion of such shares would be anti-dilutive. As of December 31, 2015, there were 116,689 potentially dilutive common shares outstanding, which include common shares underlying outstanding stock options that were excluded from diluted weighted-average common shares outstanding.

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

New Accounting Standards

In January 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-01, Financial Instruments - Overall, primarily to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The amendments in this ASU include, among other items, guidance to classify equity securities with readily determinable fair values into different categories and require equity securities to be measured at fair value with changes in the fair value recognized through net income. The amendments allow equity investments that do not have readily determinable fair values to be re-measured at fair value either upon the occurrence of an observable price change or upon identification of an impairment. The amendments also require enhanced disclosures about those investments. The amendments improve financial reporting by providing relevant information about an entity’s equity investments and reducing the number of items that are recognized in other comprehensive income. The adoption of this ASU is not expected to have a material impact on the Company’s financial position, results of operations or related financial statement disclosures.

In July 2015, The FASB issued ASU No. 2015-11, Inventory, which simplifies the subsequent measurement of inventory for which cost is determined by methods other than last-in first-out (“LIFO”) and the retail inventory method. For inventory within the scope of the new guidance, entities will be required to compare the cost of inventory to only one measure, its net realizable value, and not the three measures required by the existing guidance. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The new guidance should not change how entities initially measure the cost of inventory. The guidance will be effective for the Company’s fiscal year beginning July 1, 2017. Early adoption is permitted. We have not yet determined the impact this new guidance may have on our financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The new guidance is effective for the Company’s fiscal year beginning July 1, 2016. Early adoption is permitted. Entities should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, entities are required to comply with the applicable disclosures for a change in an accounting principle. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

In August 2015, the FASB issued ASU No. 2015-15 which amends ASU 2015-03 to clarify presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. We adopted ASU 2015-15 during the quarter ended December 31, 2015 and during this quarter, recorded approximately $310,000 of deferred debt issuance costs in connection with a line of credit amendment agreement (See Note 4).

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

In August 2014, The FASB issued ASU No. 2014-15 regarding ASC topic No. 205, Presentation of Financial Statements - Going Concern. The standard requires all companies to evaluate if conditions or events raise substantial doubt about an entity’s ability to continue as a going concern and requires different disclosure of items that raise substantial doubt but are, or are not, alleviated as a result of consideration of management’s plans. The new guidance is effective for the Company’s fiscal year beginning July 1, 2017. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on the Company’s consolidated financial statements.

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

NOTE 4 - RELATED PARTY DEBT AGREEMENTS

Between October 2011 and December 2015, the Company entered into and/or amended various debt agreements with Esenjay Investments, LLC (“Esenjay”), with an aggregate borrowing limit of $3,750,000. On December 31, 2015, the Bridge Loan Promissory Note and the Secondary Revolving Promissory Note expired leaving the Unrestricted Line of Credit, with a maximum $2,500,000 principal amount, available for future draws, of which $925,000 remains available for borrowing as of December 31, 2015. Additional borrowings under the Unrestricted Line of Credit are subject to pre-approval by Esenjay and Esenjay has no obligation to loan additional funds under such agreements. The borrowings bear an interest rate at 6% per annum and mature on July 30, 2016. Esenjay is deemed to be a related party as Mr. Michael Johnson, the sole shareholder and a director of Esenjay is a current member of our board of directors and a major shareholder of the Company (with beneficial ownership of approximately 65% as of December 31, 2015).

Between July 1, 2014 and December 31, 2015, the Company borrowed an aggregate of $3,575,000 pursuant to these various debt agreements with Esenjay of which $2,000,000 was converted to equity in September 2015 as discussed below.

On September 3, 2015, the Company entered into a Loan Conversion Agreement (“Conversion Agreement”), as amended on October 6, 2015 and November 13, 2015 (the “Amendments”), with Esenjay pursuant to which Company agreed to issue 51,171,025 shares of our common stock (based on $0.04 per share) (the “Shares”) in exchange for the cancellation of principal amount of $2,000,000 (“Principal Amount”) of the total $2,200,000 outstanding under the Secondary Revolving Promissory Note, the Bridge Loan Promissory Note and the Unrestricted Line of Credit (collectively, the “Loan Agreements”), with Esenjay, plus $46,841 in accrued and unpaid interest on such Principal Amount as of September 3, 2015 (the accrued interest together with the Principal Amount referred to as the “Debt”). In connection with the Conversion Agreement, as amended, on September 9, 2015, the Company issued 51,171,025 shares (“Esenjay Shares”) to Esenjay in exchange for cancellation of Principal Amount. The Esenjay Shares have not been registered under the Securities Act. The Esenjay Shares were offered and sold in reliance upon exemptions from registration pursuant to Section 4(a)(2) of the Securities Act. The debt conversion has been accounted for as a capital transaction in accordance with FASB ASC Topic No. 470-50, “Debt, Modifications and Extinguishments”. Accordingly, no gain or loss has been recognized.

On December 29, 2015, we entered into a Second Amendment to the Unrestricted Line of Credit (“Second Amendment”), with Esenjay, pursuant to which we agreed to amend certain terms of the Unrestricted Line of Credit agreement dated September 24, 2012 and amended on October 16, 2013. Under the Second Amendment, the agreement was modified and amended to (i) extend the maturity date to July 30, 2016; (ii) increase the maximum principal amount available from $2,000,000 to $2,500,000; and (iii) reduce the conversion price from $0.30 to $0.06. The estimated change in fair value of the conversion price of approximately $310,000 was determined to be a debt issuance cost, and accordingly, was recorded as a deferred financing cost at the date of the Second Amendment.  This cost will be amortized as interest expense over the term of the amended Unrestricted Line of Credit agreement. No amortization was recorded during the three months ended December 31, 2015. The outstanding principal balance of the Unrestricted Line of Credit as of December 31, 2015 was $1,575,000 resulting in a remaining $925,000 available for future draws under this agreement, subject to lender’s approval.

NOTE 5 - LINE OF CREDIT AND SHORT TERM LOAN

Line of Credit

On October 2, 2014, the Company entered in a line of credit (“Line of Credit”) agreement in the maximum amount of $500,000 with Leon Frenkel (“Lender”). Borrowings under the Line of Credit bears interest at 8% per annum, with all unpaid principal and accrued interest due and payable on September 19, 2016 pursuant to the terms of the Secured Convertible Promissory Note (the “Note”). In addition, at the election of Lender, all or any portion of the outstanding principal, accrued but unpaid interest and/or late charges under the Line of Credit may be converted into shares of the Company’s common stock at any time at a conversion price of $0.12 per share. Borrowings under the Line of Credit are guaranteed by Flux Power, the Company’s wholly-owned subsidiary, and are secured by all of the assets of the Company and Flux Power pursuant to the terms of a certain Security Agreement and Guaranty Agreement dated as of October 2, 2014. Proceeds from the Line of Credit can be solely used for working capital purposes. As of December 31, 2015, the Company borrowed a total of $215,000 under the Line of Credit. In connection with the Line of Credit, the Company granted a warrant to the Lender to purchase a certain number of shares of common stock of the Company equal to the outstanding advances under the Line of Credit divided by the conversion price of $0.12, for a term of five years, at an exercise price per share equal to $0.20. Accordingly, in connection with the advance of $215,000, Lender is entitled to purchase up to 1,791,667 shares of common stock upon exercise of the warrant at $0.20 per share. The Lender has no other material relationship with the Company or its affiliates. The estimated relative fair value of warrants issued in connection with advances under the Line of Credit is recorded as a debt discount and is amortized as additional interest expense over the term of the underlying debt. The Company recorded debt discount of approximately $85,000 based on the relative fair value of these warrants. In addition, as the effective conversion price of the debt was less than the market price of the underlying common stock on the date of issuance, the Company recorded additional debt discount of approximately $80,000 related to the beneficial conversion feature. As of December 31, 2015, the $215,000 principal amount outstanding under this agreement is presented net of unamortized debt discount totaling $62,000. During the three and six months ended December 31, 2015, the Company recorded approximately $22,000 and $43,000, respectively of debt discount amortization, which is included in interest expense in the accompanying condensed consolidated statements of operations.

The Company retained Security Research Associates Inc. (“SRA”), on a best-efforts basis, as its placement agent for the placement of the Line of Credit. The Company agreed to pay SRA a cash amount equal to 5% of the gross proceeds raised and a warrant for the purchase of common stock of the Company equal to 5% of the aggregate gross proceeds from the Note received by the Company from the Lender divided by $0.12 per share. Warrants issued in connection with this agreement have a term of 3 years, an exercise price equal to $0.12 per share and include cashless exercise provisions as well as representations and warranties that are customary and standard in warrants issued to placement agents or underwriters. As of December 31, 2015 and in connection with the Line of Credit, SRA earned a commission of $10,750 and warrants to purchase 89,583 shares of our common stock at $0.12 per share. The earned cash commission was unpaid and included in the ending accrued expense balance as of December 31, 2015. Mr. Timothy Collins, the former Executive Chairman of the Company’s board of directors is the Chief Executive Officer, President, director and shareholder of SRA. On July 31, 2015, the Agency Agreement with SRA reached its termination date, and was not renewed.

NOTE 6 - STOCKHOLDERS’ DEFICIT

At December 31, 2015, the Company had 300,000,000 shares of common stock, par value of $ 0.001 authorized for issuance, of which 150,860,137 shares were issued and outstanding.

In addition, at December 31, 2015, the Company is authorized to issue up to 5,000,000 shares of preferred stock, par value of $0.001, in one or more classes or series within a class pursuant to the Company’s Amended and Restated Articles of Incorporation. As of December 31, 2015 and June 30, 2015 there are no shares of preferred stock issued and outstanding.

Holders of common stock are entitled to receive dividends, when, as, and if declared by the Board of Directors, out of any assets legally available to the Company. Dividends are declared and paid in an equal per-share amount on the outstanding shares of each series of common stock. To date the Board of Directors has neither declared nor paid common stock dividends to shareholders.

Common Stock and Warrants

Private Placements - Fiscal 2015

On July 31, 2014, the board of directors approved a private placement equity financing that was intended to raise up to a total of $990,000. In connection with this private placement, the Company offered accredited investors units, consisting of 1,000,000 shares of common stock and 500,000 warrants at a purchase price of $90,000 per unit. During our fiscal year ended June 30, 2015, we sold 5.95 units to 14 investors for total gross proceeds of $536,000, pursuant to which we issued 5,949,999 shares of common stock and warrants to purchase up to 2,974,999 shares of common stock. The warrants are exercisable for three years and each warrant entitles the holder to purchase one share of common stock at $0.25 per share. SRA served as our placement agent. SRA earned a cash commission of approximately $35,000 based on 9% of gross proceeds and have earned warrants to purchase 385,500 shares of our common stock at an exercise price of $0.09 for its services. The cash commission of approximately $35,000 was recorded as a cost of equity financing. The securities offered and sold in the Offering have not been registered under the Securities Act. The Securities were offered and sold to accredited investors in reliance upon exemptions from registration pursuant to Section 4(a)(2) of the Securities Act, thereunder.

Advisory Agreements

Monarch Bay Securities. On October 7, 2015, the Company signed an engagement letter (“Agreement”) with Monarch Bay Securities (“MBS”) to assist the Company in raising capital. The arrangement is on a non-exclusive basis and has an initial term of six months. Pursuant to the arrangement, the Company has paid to MBS a non-refundable cash retainer of $20,000 of which $5,000 was accrued as of December 31, 2015. The $20,000 retainer was fully expensed and is included in selling and administrative expenses during the three and six months ended December 31, 2015 in the accompanying condensed consolidated statement of operations. In addition, upon a successful closing of financing during the period stated in the Agreement, the Company will pay MBS a fee of 8% of gross proceeds raised in cash and warrants to purchase 8% of total number of shares issued and issuable by the Company to investors under each successful financing.

Catalyst Global LLC. On February 11, 2015, the Company entered into a contract with Catalyst Global LLC (“CGL), pursuant to which CGL agreed to provide investor relations services for 12 months in exchange for monthly fees of $2,000 per month and 450,000 shares of restricted common stock issued as follows: 150,000 shares upon signing and the balance vesting pro rata upon each of the three-, six-, nine-, and twelve-month anniversaries of the contract. The initial tranche was valued at $0.07 per share or $10,500 when issued on February 17, 2015, the second tranche of 75,000 shares was granted and valued at $0.06 per share, or $4,500, on May 11, 2015 and issued on July 28, 2015, the third tranche of 75,000 shares was issued on August 11, 2015 and was valued at $0.04 per share, or $3,000 and the fourth tranche of 75,000 shares was issued on November 12, 2015 and was valued at $0.05 per share, or $3,750. During the three and six months ended December 31, 2015, we recorded expense of approximately $8,000 and $12,000, respectively. As of December 31, 2015, the total remaining balance of the prepaid investor relation services was approximately $4,000.

Security Research Associates, Inc. On June 26, 2013, the Company entered into an agreement with SRA pursuant to which SRA agreed to provide business and advisory services. SRA served as our placement agent in connection with the Company’s 2015 private placement offerings described above. In connection with these private placements, SRA was paid aggregate cash compensation in the amount of $142,155 and warrants to purchase a total of 2,176,500 shares of our common stock at exercise prices ranging from $0.06 - $0.09 per share. Compensation under the SRA agreement is based on 9% of the gross proceeds raised and a warrant to purchase the number of shares of our common stock equal to 9% of the aggregate gross proceeds from the offerings received from all investors (excluding Esenjay) placed by SRA divided by $0.06 per share.

The Company entered into a renewal agreement with SRA on March 18, 2015 pursuant to which it retained SRA through July 2015 as the Company’s exclusive placement agent on a “best-efforts” basis in connection with private placement of stock or convertible securities by the Company. The engagement period commenced on the date of the renewal agreement and there were no changes to terms of compensation. During the engagement period, the Company agreed that it would not retain any additional placement agents to perform the same or similar services to be performed by SRA under the renewal agreement and the Company would refer to SRA all offers and inquiries with respect to the financing by any person or entity, with the exception of participation by Esenjay Investment LLC. No additional funding was received by the Company, and no additional fees were paid to SRA, during the renewal period. On July 31, 2015, the Agency Agreement with SRA reached its termination date, and was not renewed.

Warrant Activity

During the six months ended December 31, 2015 there were no warrants issued, exercised or cancelled. Information relating to warrants outstanding at December 31, 2015 is shown below:

	Number	Weighted Average Exercise Price Per Share	Remaining Contract Term (# years)
Shares purchasable under outstanding warrants at December 31, 2015	28,040,096	$0.21	1.45 - 4.25

Stock-based Compensation

During the six months ended December 31, 2015, pursuant to the 2014 Equity Incentive Plan, the Company issued 4,385,000 incentive stock options of the Company’s common stock, with an aggregated estimated grant-date fair value of $113,000, to seventeen Company employees. During the six months ended December 31, 2014, the Company issued 400,000 non-qualified stock options of the Company’s common stock to a consultant, pursuant to a consulting agreement entered into in December 2013. These options were valued using the Black-Scholes model on the day they were originally due to be issued per agreement, and the Company recorded an accrual in the amount of $76,000 during the year ended June 30, 2014. Such options were issued in July 2014 when the current fair value of $64,000 was determined using the Black-Scholes model. The change in fair value of $12,000 was recorded as a reduction to stock based compensation expense during the six months ended December 31, 2014. The Company has not registered the shares of common stock underlying stock options outstanding as of December 31, 2015.

Activity in stock options during the six months ended December 31, 2015, and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2015	6,101,357	$0.15
Granted	4,385,000	0.05
Exercised	-
Forfeited and cancelled	(389,774)	$0.10
Outstanding at September 30, 2015	10,096,583	$0.11	7.72
Exercisable at September 30, 2015	6,056,827	$0.14	6.49

Activity in stock options during the six months ended December 31, 2014, and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2014	6,335,695	$0.19
Granted	400,000	$0.31
Exercised	-
Forfeited and cancelled	(634,338)	$0.41
Outstanding at December 31, 2014	6,101,357	$0.16	7.47
Exercisable at December 31, 2014	4,042,550	$0.14	6.67

Stock-based compensation expense recognized in our condensed consolidated statements of operations for the six months ended December 31, 2015, and 2014, as shown below, includes compensation expense for stock-based options and awards granted based on the grant date fair value. For options and awards granted, expenses are amortized under the straight-line method over the expected vesting period. Stock-based compensation expense recognized in the condensed consolidated statements of operations has been reduced for estimated forfeitures of options that are subject to vesting. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The closing price of our stock at December 31, 2015, was $0.05, and as a result the intrinsic value of the exercisable options at December 31, 2015, was $5,661.

We allocated stock-based compensation expense included in the condensed consolidated statements of operations for employee option grants and non-employee option grants as follows:

	For the Three Months Ended		For the Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2015	2014	2015	2014
Research and development	$11,000	$3,000	$14,000	$6,000
General and administration	37,000	59,000	64,000	107,000
Total stock-based compensation expense	$48,000	$62,000	$78,000	$113,000

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. The fair value of stock options was measured at the grant date using the assumptions (annualized percentages) in the table below:

Six months ended December 31,	2015	2014
Expected volatility	100%	100%
Risk free interest rate	1.31%	0.96%
Forfeiture rate	17.00%	0%
Dividend yield	0%	0%

The remaining amount of unrecognized stock-based compensation expense at December 31, 2015, is approximately $140,000, which is expected to be recognized over the weighted average period of 2.31 years.

NOTE 7 - WARRANT DERIVATIVE LIABILITY

At December 31, 2015 there were 2,907,347 outstanding warrants classified as derivative liabilities due to exercise price re-set provisions included in the underlying warrant agreements.

Warrants classified as derivative liabilities are recorded at their estimated fair values at the issuance date and are revalued at each subsequent reporting date. These warrants were determined to have an estimated fair value per share and aggregate value as of December 31, 2015 and an aggregate value as of June 30, 2015 as follows:

	Issued Warrants	Estimated Fair Value Per Share $ as of December 31, 2015	Estimated Total Fair Value in Aggregate $ as of December 31, 2015	Estimated Total Fair Value in Aggregate $ as of June 30, 2015

June 2012 Warrants	562,551	$0.008	$4,000	$4,000
July 2012 Warrants	338,013	0.008	3,000	3,000
August 2012 Warrants	120,719	0.009	1,000	1,000
October 2012 Warrants	48,287	0.009	1,000	1,000
Advisory Agreement Warrants	1,837,777	0.011	14,000	14,000
Total	2,907,347		$23,000	$23,000

There was no change in aggregate estimated fair value of the warrants classified as derivative liabilities during the three and six months ended December 31, 2015.

NOTE 8 - FAIR VALUE MEASUREMENTS

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

There were no changes in the fair value of our (Level 3) financial instruments for the three and six months ended December 31, 2015.

 NOTE 9 - OTHER RELATED PARTY TRANSACTIONS

Transactions with Epic Boats

The Company subleases office and manufacturing space to Epic Boats (an entity founded and controlled by Chris Anthony, our board member and former Chief Executive Officer) in our facility in Vista, California pursuant to a month-to-month sublease agreement.  Pursuant to this agreement, Epic Boats pays Flux Power 10% of facility costs for a period no longer than through the end of the Company’s two-year lease agreement.

The Company received $4,000 and $8,000 during the three and six months ended December 31, 2015, respectively, from Epic Boats under the sublease rental agreement which is recorded as a reduction to rent expense.

On October 21, 2009, we entered into an agreement with Epic Boats where Epic Boats assigned and transferred to Flux Power the entire right, title, and interest into products, technology, intellectual property, inventions and all improvements thereof, for several product types. As of that date, Flux Power began selling products to Epic Boats under Flux Power's standard terms and conditions and has continued to sell products to Epic Boats as a customer. On April 7, 2014, the Company sold $3,000 worth of assets that were fully depreciated, with no anticipated use for the Company to Epic Boats. On October 1, 2014, the Company sold $9,000 worth of assets that were partially depreciated, with no anticipated use for the Company. The customer deposits balance received from Epic Boats at December 31, 2015 and June 30, 2015 is approximately $136,000. There were no receivables outstanding from Epic Boats as of December 31, 2015 or June 30, 2015.

We believe our facility at Vista, California provide adequate space for our current and projected needs.

NOTE 10 - CONCENTRATIONS

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments. The Company maintains cash balances at a financial institution in San Diego, California. The Company’s cash balance at this institution is secured by the Federal Deposit Insurance Corporation up to $250,000. As of December 31, 2015, cash totaled approximately $63,000, which consists of funds held in a non-interest bearing bank deposit account. The Company has not experienced any losses in such accounts. Management believes that the Company is not exposed to any significant credit risk with respect to its cash.

Customer Concentrations

During the three and six months ended December 31, 2015, the Company had two customers that represented more than 10% of its revenues on an individual basis and approximately 66% and 64%, respectively, in the aggregate.

During the three and six months ended December 31, 2014, the Company had two customers that represented more than 10% of its revenues on an individual basis, and approximately 36% and 39%, respectively, in the aggregate.

Suppliers/Vendor Concentrations

We obtain components and supplies included in our products from a small group of suppliers. During the three and six months ended December 31, 2015, we had three suppliers who accounted for more than 10% of our total inventory purchases on an individual basis and approximately 72% and 64%, respectively, in the aggregate.

During the three months ended December 31, 2014, we had two suppliers, who accounted for more than 10% of our total inventory purchases on an individual basis and approximately 48% and 46%, respectively, in the aggregate.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

 From time to time, we may be involved in litigation relating to claims arising out of our operations. We are currently a party to a legal proceeding arising from a work related injury. While we do not presently believe that the ultimate outcome of such proceedings will have a material adverse effect on our business, operating results or financial condition, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, it is possible that such ruling could have a material adverse impact on our business, operating results or financial condition in the period in which the ruling occurs. Our current estimates of the potential impact from such legal proceeding could change in the future. No loss has been recorded as of December 31, 2015 in connection with this matter as we do not believe that it is probable that the Company will incur a material loss or that the amount of any potential loss can be reasonably estimated. Our current estimate of the potential impact from such proceeding could change in the future.

NOTE 12 - SUBSEQUENT EVENTS

Management has evaluated events subsequent to December 31, 2015, through the date of this filing with the SEC for transactions and other events that may require adjustment of and/or disclosure in such financial statements.

In January 2016, we borrowed an aggregate of $275,000 from Esenjay under our Unrestricted Line of Credit.  Based on these borrowings, the remaining available balance under our Unrestricted Line of Credit is $650,000 (See Note 4).

On February 11, 2016, pursuant to the contract with CGL, we issued the fifth tranche of 75,000 shares of restricted common stock valued at $3,000 or $0.04 per share.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We sold our first validated product in the second quarter of 2010 and have since delivered over 15 mega watt-hours of Advanced Energy Storage to clients such as NACCO Materials Handling Group, Inc. (NACCO), GreenTech Automotive, Inc. (GTA), Crown Equipment Corporation, Damascus Corporation, Columbia Parcar Corporation, Wheego Electric Cars Inc., (Wheego), Epic Electric Vehicles, and Texas Association of Local Health Officials (TALHO).

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

Recent Developments

In January 2016, we obtained UL certification on our Light EV battery packs for forklift use listed to UL 2271. The UL Listing, issued by UL, a global safety science organization, demonstrates the quality, safety and reliability of our LiFT Pack line for customers, distributors, dealers and OEM partners. We believe we have emerged from this effort with a substantially enhanced product line, particularly in the areas of overall design and durability, as well as, additional features that improve our LiFT Packs’ value and performance for customers. We have also passed our Initial Production Inspection by UL to allow LiFT Packs with the UL Listing to be shipped and anticipate we will begin shipping the UL certified LiFT Packs to our customers in the later part of Q3 2016.

In order to fund our working capital needs, as well as, support our research and development efforts in obtaining the UL Listing, during fiscal year 2016, we have borrowed an aggregate of $2,250,000 from Esenjay (including $275,000 subsequent to December 31, 2015) under our Unrestricted Line of Credit. As of the date of this Quarterly Report, borrowings, net of any conversions, result in an outstanding principal balance of $1,850,000 with a remaining available balance of $650,000 under our Unrestricted Line of Credit. Esenjay has the option to convert any or all of the amount outstanding, as well as, any future borrowings under the Unrestricted Line of Credit into shares of our common stock at a conversion price of $0.06 per share until July 30, 2016.

Segment and Related Information

We operate as a single reportable segment.

Results of Operations and Financial Condition

Comparison for the Three Months Ended December 31, 2015 and 2014

Net Loss

Net losses reported were approximately $1,216,000 for the three months ended December 31, 2015, as compared to net losses of approximately $618,000 for the three months ended December 31, 2014.

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

Revenues for the three months ended December 31, 2015, decreased by approximately $104,000, or 50%, compared to the three months ended December 31, 2014 from $210,000 to $106,000. This decrease in sales was primarily attributable to our focus during the current period on obtaining our UL Listing and incorporating product development changes, as well as, an increase in product returns requiring us to utilize our resources to repair products under warranty.

Cost of Sales

Cost of sales for the three months ended December 31, 2015, increased approximately $9,000, or 5%, compared to the three months ended December 31, 2014 from $193,000 to $202,000, despite our decrease in revenues. The increase in cost of sales was primarily attributable to an increase in returned products under warranty requiring repair and/or replacement. We feel we have identified the problems, primarily related to product launch issues, with our LiFT Packs that were creating such a high return rate and have re-engineered the product to avoid such issues in the future. Our products, walkie pallet jacks, can be subjected to very harsh vibration in certain operational settings. We believe we have “hardened” our packs going forward to sustain the harshest of environments. However, we anticipate that we may still incur a high rate of product returns over the next six months as LiFT Packs currently in the field are returned for repair. As of December 31, 2015, we had approximately $78,000 accrued for warranty liability.

Gross Profit/Loss

Gross loss for the three months ended December 31, 2015 of approximately $96,000 represents a decrease in margin of approximately $113,000, compared to the three months ended December 31, 2014. The negative margin for the three months ended December 31, 2015 resulted primarily from an increase in returned products under warranty requiring repair and/or replacement. Additionally, we have incurred higher costs related to the launch of our LiFT Pack products and continued launch costs including incentives and customer accommodations as part of introduction of product to new customers.

Selling and Administrative Expenses

Selling and administrative expenses for the three months ended December 31, 2015 and 2014, were approximately $597,000 and $474,000, respectively. Such expenses consist primarily of salaries and personnel related expenses, travel, stock-based compensation expense, public company costs, consulting costs, professional fees and other expenses. The increase during the three months ended December 31, 2015 of approximately $123,000, or 26% resulted primarily from an increase in engineering costs associated with product design changes and documentation, as well as, consulting fees paid for investor relations and advisory services related to capital raise efforts.

Amortization of Prepaid Advisory Fees

Amortization of prepaid advisory fees for the three months ended December 31, 2015 was approximately $8,000. The prepaid advisory fees amortized during the three months ended December 31, 2015 is related to the fair value of shares of the Company’s common stock issued in connection with an advisory agreement with Catalyst Global LLC dated February 11, 2015. The fair value of the shares issued pursuant to this agreement has been recognized over the term of the contract which will expire in February 2016.

Research and Development Expense

Research and development expenses for the three months ended December 31, 2015 and 2014, were approximately $469,000 and $141,000, respectively. Such expenses consist primarily of materials, supplies, salaries and personnel related expenses, stock-based compensation expense, consulting costs, and other expenses. The increase of approximately $328,000 or 233% was primarily due to testing and certification fees paid of approximately $131,000, increase in personnel costs and benefits of approximately $69,000, and material and labor costs of approximately $70,000 associated with the project to have Underwriters Laboratory (“UL”) certify our LiFT Packs. We also incurred related costs to add durability and customer requests to the design of our packs.

Change in Fair Value of Warrant Derivative Liability

We follow FASB ASC Topic No. 820, Fair Value Measurements and Disclosures (“ASC 820”) in connection with financial assets and liabilities measured at fair value on a recurring basis subsequent to initial recognition. There was no change in the fair value of our warrant derivative liability for the three months ended December 31, 2015 and 2014 (see Note 8, to the financial statements).

Comparison for the Six Months Ended December 31, 2015 and 2014

Net Loss

Net losses reported were approximately $2,224,000 for the six months ended December 31, 2015, as compared to net losses of approximately $815,000 for the six months ended December 31, 2014.

Revenues

Revenues for the six months ended December 31, 2015, decreased by approximately $19,000, or 6%, compared to the six months ended December 31, 2014 from $296,000 to $277,000. This decrease in sales was primarily attributable to our focus during the current period on obtaining our UL Listing and related design improvements as well as, an increase in product returns requiring us to utilize our resources to repair products under warranty.

Cost of Sales

Cost of sales for the six months ended December 31, 2015, increased approximately $168,000, or 62%, compared to the six months ended December 31, 2014 from $272,000 to $440,000, despite our decrease in revenues. The increase in cost of sales was primarily attributable to an increase in returned products under warranty requiring repair and/or replacement. We feel we have identified the problems with our LiFT Packs that were creating such a high return rate and have re-engineered the product to avoid such issues in the future. However, we anticipate that we may still incur a high rate of product returns over the next six months as LiFT Packs currently in the field are returned for repair. As of December 31, 2015, we had approximately $78,000 accrued for warranty liability.

Gross Profit/Loss

Gross loss for the six months ended December 31, 2015 of approximately $163,000 represents a decrease in margin of approximately $187,000, compared to the six months ended December 31, 2014. The negative margin for the six months ended December 31, 2015 resulted primarily from an increase in returned products under warranty requiring repair and/or replacement. Additionally, we have incurred higher costs related to the launch of our LiFT Pack products and continued launch costs including incentives and customer accommodations as part of introduction of product to new customers.

Selling and Administrative Expenses

Selling and administrative expenses for the six months ended December 31, 2015 and 2014, were approximately $1,152,000 and $949,000, respectively. Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, public company costs, consulting costs, professional fees and other expenses. The increase during the six months ended December 31, 2015 of approximately $203,000, or 21% resulted primarily from increased expenses in marketing and customer accommodation costs related to demo and service packs shipped to customers, engineering costs associated with product design changes and documentation, as well as, consulting fees paid for investor relations and advisory services related to capital raise efforts.

Amortization of Prepaid Advisory Fees

Amortization of prepaid advisory fees for the six months ended December 31, 2015 was approximately $12,000. The prepaid advisory fees amortized during the six months ended December 31, 2015 is related to the fair value of shares of the Company’s common stock issued in connection with an advisory agreement with Catalyst Global LLC dated February 11, 2015. The fair value of the shares issued pursuant to this agreement has been recognized over the term of the contract which will expire in February 2016.

Research and Development Expense

Research and development expenses for the six months ended December 31, 2015 and 2014, were approximately $801,000 and $262,000, respectively. Such expenses consist primarily of materials, supplies, salaries and personnel related expenses, stock-based compensation expense, consulting costs, and other expenses. The increase of approximately $539,000 or 206% was primarily due to testing and certification fees paid of approximately $156,000, increase in personnel costs and benefits of approximately $146,000, and material and labor costs of approximately $70,000 associated with the project to have Underwriters Laboratory (“UL”) certify our LiFT Packs. We also incurred related costs to add durability and customer requests to the design of our packs.

Change in Fair Value of Warrant Derivative Liability

We follow FASB ASC Topic No. 820, Fair Value Measurements and Disclosures (“ASC 820”) in connection with financial assets and liabilities measured at fair value on a recurring basis subsequent to initial recognition. The change in the fair value for the six months ended December 31, 2015, and 2014, was approximately $0 and $438,000, respectively (see Note 8, to the financial statements) and is recorded as other income in the accompanying condensed consolidated statements of operations.

Liquidity and Capital Resources

Overview

As of December 31, 2015, we had a cash balance of approximately $63,000, negative working capital of approximately $2,049,000, and an accumulated deficit of approximately $12,915,000. We do not have sufficient liquidity and capital resources to fund planned operations through the coming 12 months. To date, our revenues and operating cash flows have not been sufficient to sustain our operations and we have relied on debt and equity financing to fund our operations. See “Future Liquidity Needs” below.

Cash Flows

Operating Activities

Our operating activities resulted in net cash used in operations of approximately $1,965,000 for the six months ended December 31, 2015, compared to net cash used in operations of approximately $966,000 for the six months ended December 31, 2014.

 Net cash used in operating activities during the six months ended December 31, 2015, reflects the net loss of approximately $2,224,000 for the period offset by non-cash items including: depreciation of approximately $14,000, amortization of prepaid advisory fees of $12,000, stock-based compensation of approximately $78,000, stock issued for services of $11,000, amortization of the line of credit discount of $43,000, a change in accounts payable of $141,000 and combined changes in accrued expenses and accrued interest of $100,000. These were offset by a change in accounts receivable of $6,000, a change in inventories of $149,000 and a change in prepaid expenses and other current assets of $15,000.

Net cash used in operating activities during the six months ended December 31, 2014, reflects the net loss of approximately $815,000 for the period offset by non-cash items including: depreciation of approximately $18,000, amortization of prepaid advisory fees of $33,000, a change in fair value of warrant liability of $438,000, stock-based compensation of approximately $113,000, stock issued for services of $11,000, gain on sale of property and equipment of $4,000, amortization of the line of credit discount of $18,000, a change in accounts receivable of $17,000, a change in inventories of $149,000, and a change in prepaid expenses and other current assets of $61,000. These were offset by a change in fair value of accounts payable of $198,000 and combined changes in accrued expenses and accrued interest of $23,000.

Investing Activities

There were no investing activities for the six months ended December 31, 2015. Our investment activities resulted in net cash used by investing activities of $3,000 for the six months ended December 31, 2014. Net cash provided by investing activities during the six months ended December 31, 2014 consists primarily of the sale of equipment for $9,000 that was partially offset by purchases of equipment of approximately $6,000.

Financing Activities

Net cash provided by financing activities during the six months ended December 31, 2015 and 2014, was approximately $1,975,000 and $866,000, respectively. The increase in cash provided by financing activities is the result of continued borrowing from our line of credit with Esenjay.

Future Liquidity Needs

We have evaluated our expected cash requirements over the next twelve months, which include, but are not limited to, investments in additional sales and marketing and product development resources, capital expenditures, and working capital requirements and have determined that our existing cash resources are not sufficient to meet our anticipated needs during the next twelve months, and that additional financing is required to support current operations. We do not have sufficient liquidity and capital resources to fund planned operations through our fiscal year ending June 30, 2016. Based on our current and planned levels of expenditure, management estimates that additional capital of approximately $2 million is required to fund current and planned operations from December 31, 2015 to December 31, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon our ability to raise additional capital on a timely basis until such time as revenues and related cash flows are sufficient to fund our operations. In addition, we anticipate that further additional financing may be required to fund our business plan subsequent to that date, until such time as revenues and related cash flows become sufficient to support our operating costs. Our ability to continue as a going concern is dependent upon our ability to raise additional capital on a timely basis until such time as revenues and related cash flows are sufficient to fund our operations.

We intend to continue to seek capital through the private placement of debt and equity securities. We commenced a private placement of our Units in August 2014 and have raised a total of $536,000 pursuant to this offering through December 31, 2015. Also, as of December 31, 2015, we have $285,000 available under our convertible line of credit with an unrelated party. At December 31, 2015 and February 16, 2016, we had $925,000 and $650,000, respectively, available under our Unrestricted Line of Credit with Esenjay, however, Esenjay has no obligation to loan funds and retains the right to not advance funds under the Unrestricted Line of Credit. The timing of our need for additional capital will depend in part on our future operating performance in terms of revenue growth and the level of operating expenses and capital expenditures incurred. We are exploring alternative financing options and investment structures that may provide us with additional cash funding.

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

Recent Accounting Pronouncements

In January 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-01, Financial Instruments - Overall, primarily to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The amendments in this ASU include, among other items, guidance to classify equity securities with readily determinable fair values into different categories and require equity securities to be measured at fair value with changes in the fair value recognized through net income. The amendments allow equity investments that do not have readily determinable fair values to be re-measured at fair value either upon the occurrence of an observable price change or upon identification of an impairment. The amendments also require enhanced disclosures about those investments. The amendments improve financial reporting by providing relevant information about an entity’s equity investments and reducing the number of items that are recognized in other comprehensive income. The adoption of this ASU is not expected to have a material impact on the Company’s financial position, results of operations or related financial statement disclosures.

In July 2015, The FASB issued ASU No. 2015-11, Inventory, which simplifies the subsequent measurement of inventory for which cost is determined by methods other than last-in first-out (“LIFO”) and the retail inventory method. For inventory within the scope of the new guidance, entities will be required to compare the cost of inventory to only one measure, its net realizable value, and not the three measures required by the existing guidance. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The new guidance should not change how entities initially measure the cost of inventory. The guidance will be effective for the Company’s fiscal year beginning July 1, 2017. Early adoption is permitted. We have not yet determined the impact this new guidance may have on our financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The new guidance is effective for the Company’s fiscal year beginning July 1, 2016. Early adoption is permitted. Entities should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, entities are required to comply with the applicable disclosures for a change in an accounting principle. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

In August 2015, the FASB issued ASU No. 2015-15 which amends ASU 2015-03 to clarify presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. We adopted ASU 2015-15 during the quarter ended December 31, 2015 and during this quarter, recorded approximately $310,000 of deferred debt issuance costs in connection with a line of credit amendment agreement.

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

In August 2014, The FASB issued ASU No. 2014-15 regarding ASC topic No. 205, Presentation of Financial Statements - Going Concern. The standard requires all companies to evaluate if conditions or events raise substantial doubt about an entity’s ability to continue as a going concern and requires different disclosure of items that raise substantial doubt but are, or are not, alleviated as a result of consideration of management’s plans. The new guidance is effective for the Company’s fiscal year beginning July 1, 2017. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on the Company’s consolidated financial statements.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with the SEC under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow for timely decisions regarding required disclosure. As required by SEC Rules 13a-15(e) and 15d-15(e) 15d-15(b), we carried out an evaluation as of the end of the fiscal quarter ended December 31, 2015, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (“Exchange Act”) and concluded that our disclosure controls and procedures were effective to ensure the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

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

ITEM 1A - RISK FACTORS

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 11, 2015, we signed a renewal contract with Catalyst Global LLC (“CGL”), pursuant to which CGL agreed to provide investor relations services for 12 months in exchange for monthly fees of $2,000 per month and 450,000 shares of restricted common stock issued as follows: 150,000 shares upon signing and the balance vesting pro rata upon each of the three-, six-, nine-, and twelve-month anniversaries of the contract. Pursuant to the renewal agreement, we issued 150,000 shares of our common stock to CGL in February 2015 (“Initial Shares”). The Initial Shares were valued at $0.07 per share or $10,500 when issued on February 17, 2015, the second tranche of 75,000 shares was granted and valued at $0.06 per share, or $4,500, on May 11, 2015 and issued on July 28, 2015, the third tranche of 75,000 shares was issued on August 11, 2015 and was valued at $0.04 per share, or $3,000, the fourth tranche of 75,000 shares was issued on November 12, 2015 and was valued at $0.05 per share, or $3,750 and the fifth tranche of 75,000 shares was issued on February 11, 2016 and was valued at $.04 per share, or $3,000. These Shares have not been registered under the Securities Act. These Shares were offered and sold in reliance upon exemptions from registration pursuant to Section 4(a)(2) of the Securities Act.

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

The following exhibits are filed as part of this Report

Exhibit No.	Description
10.1	Loan Conversion Agreement (1)
10.2	Amendment to Loan Conversion Agreement (2)
10.3	Amendment No. 2 to the Loan Conversion Agreement (3)
10.4	Second Amendment to the Unrestricted and Open Line of Credit(4)
31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.*
31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.*
32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.*
32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

(1)	Incorporated by reference to Form 8-K filed with the SEC on September 9, 2015.
(2)	Incorporated by reference to Form 8-K/A filed with the SEC on October 7, 2015.
(3)	Incorporated by reference to Form 8-K filed with the SEC on November 16, 2015.
(4)	Incorporated by reference to From 8-K filed with the SEC on January 5, 2016.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Flux Power Holding, Inc.

Date: February 16, 2016	By:	/s/ Ronald F. Dutt
Name: Ronald F. Dutt
Title: Chief Executive Officer
Principal Executive Officer

