Form 10-Q
period 2016-03-31
Flux Power Holdings, Inc.
filed 2016-05-13
CIK 1083743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 13, 2016
Common Stock, $0.001 par value	197,185,137

FLUX POWER HOLDINGS, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2016

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

PART I - Financial Information

Item 1. Financial Statements

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016 (Unaudited)	June 30, 2015
ASSETS

Current assets:
Cash	$80,000	$53,000
Accounts receivable	23,000	69,000
Inventories	191,000	181,000
Deferred financing costs	177,000	-
Other current assets	46,000	56,000
Total current assets	517,000	359,000

Other assets	25,000	25,000
Property, plant and equipment, net	46,000	66,000

Total assets	$588,000	$450,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$678,000	$593,000
Accrued expenses	297,000	182,000
Customer deposits from related party	136,000	136,000
Warrant derivative liability	7,000	23,000
Line of credit - related party	2,475,000	1,600,000
Line of credit, net of discount	175,000	110,000
Total current liabilities	3,768,000	2,644,000

Total liabilities	3,768,000	2,644,000

Commitments and contingencies (Note 11)

Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 150,935,137 and 99,464,000 shares issued and outstanding at March 31, 2016 and June 30, 2015, respectively	151,000	99,000
Additional paid-in capital	10,816,000	8,398,000
Accumulated deficit	(14,147,000)	(10,691,000)

Total stockholders’ deficit	(3,180,000)	(2,194,000)

Total liabilities and stockholders’ deficit	$588,000	$450,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015

Net revenue	$117,000	$199,000	$394,000	$495,000
Cost of sales	327,000	220,000	767,000	492,000

Gross (loss) profit	(210,000)	(21,000)	(373,000)	3,000

Operating expenses:
Selling and administrative expenses	588,000	498,000	1,746,000	1,447,000
Amortization of prepaid advisory fees	7,000	2,000	19,000	35,000
Research and development	253,000	137,000	1,048,000	399,000
Total operating expenses	848,000	637,000	2,813,000	1,881,000

Operating loss	(1,058,000)	(658,000)	(3,186,000)	(1,878,000)

Other income (expense):
Change in fair value of derivative liabilities	16,000	60,000	16,000	498,000
Interest expense	(190,000)	(42,000)	(286,000)	(65,000)
Other income (expense)	-	8,000	-	(2,000)

Net loss	$(1,232,000)	$(632,000)	$(3,456,000)	$(1,447,000)

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of common shares outstanding - basic and diluted	150,901,345	99,384,111	138,710,894	96,861,970

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(3,456,000)	$(1,447,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	20,000	26,000
Amortization of prepaid advisory fees	19,000	35,000
Change in fair value of warrant liability	(16,000)	(498,000)
Stock-based compensation	99,000	174,000
Stock issuance for services	14,000	21,000
Gain on sale of property and equipment	-	(4,000)
Amortization of deferred financing costs	133,000	-
Amortization of debt discount	65,000	38,000
Changes in operating assets and liabilities:
Accounts receivable	46,000	(11,000)
Inventories	(10,000)	(81,000)
Other current assets	(9,000)	(73,000)
Accounts payable	85,000	79,000
Accrued expenses	162,000	58,000
Net cash used in operating activities	(2,848,000)	(1,683,000)

Cash flows from investing activities:
Purchases of equipment	-	(14,000)
Proceeds from the sale of equipment	-	9,000
Net cash used in investing activities	-	(5,000)

Cash flows from financing activities:
Proceeds from the sale of common stock and warrants, net of offering costs paid	-	501,000
Proceeds from line of credit - related party and line of credit	2,875,000	1,140,000
Net cash provided by financing activities	2,875,000	1,641,000

Net change in cash	27,000	(47,000)
Cash, beginning of period	53,000	116,000

Cash, end of period	$80,000	$69,000

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Conversion of debt to equity	$2,047,000	$-
Deferred financing cost related to the line of credit – related party	$(310,000)	$-
Issuance of warrants recorded as deferred financing costs	$-	$5,000
Debt discount related to warrants and beneficial conversion feature	$-	$165,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

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

Flux Power develops and sells rechargeable advanced energy storage systems. The Company has structured its business around its core technology, “The Battery Management System” (“BMS”). The Company’s BMS provides three critical functions to their battery systems: cell balancing, monitoring and error reporting. Using its proprietary management technology, the Company is able to offer complete integrated energy storage solutions or custom modular standalone systems to their clients. The Company has also developed a suite of complementary technologies and products that accompany their core products. Sales during the nine months ended March 31, 2016 and 2015 were primarily to customers located throughout the United States.

As used herein, the terms “we,” “us,” “our,” and “Company” mean Flux Power Holdings, Inc., unless otherwise indicated. All dollar amounts herein are in U.S. dollars unless otherwise stated.

NOTE 2 - LIQUIDITY AND GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred an accumulated deficit of $14,147,000 through March 31, 2016, and as of March 31, 2016 had limited cash and a substantial working capital deficit. To date, the Company’s revenues and operating cash flows have not been sufficient to sustain our operations and the Company has relied on debt and equity financing to fund its operations. Management estimates that additional capital of approximately $2 million is required to fund planned operations through March 31, 2017. Based on management’s evaluation of the Company’s expected cash requirements over the next twelve months, which include, but are not limited to, investments in additional sales and marketing and product development resources, capital expenditures, and working capital requirements, we have determined that the Company’s existing cash resources are not sufficient to meet our anticipated needs during the next twelve months, and that additional financing is required to support current operations. These factors raise substantial doubt about Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital on a timely basis until such time as revenues and related cash flows are sufficient to fund our operations.

Management plans to continue to seek funding, as necessary, through the private placements of debt and equity securities. Between July 1, 2014 and March 31, 2016, the Company has received a total of $4,475,000 through related party credit facilities of which $2,000,000 was converted to equity in September 2015. As of March 31, 2016 an aggregate of $1,025,000 was available for future draws at the lender’s discretion. The related party credit facility matures in July 2016, but may be further extended by the lender. A convertible line of credit with an unrelated party was entered into in October 2014 and matures on September 19, 2016, but can be extended if the lender provides for such in writing. At March 31, 2016, we have borrowed $215,000 under this line of credit and $285,000 remains available for future draws. We are pursuing other investment structures that management believes may generate the necessary funding for the Company. Although management believes that the additional required funding will be obtained, there is no guarantee that we will be able to obtain the additional required funds on a timely basis or that funds will be available on terms acceptable to the Company. If such funds are not available when required, we will be required to curtail our investments in additional sales and marketing and product development resources, and capital expenditures, which may have a material adverse effect on our future cash flows and results of operations, and our ability to continue operating as a going concern. The accompanying financial statements do not include any adjustments that would be necessary should we be unable to continue as a going concern and, therefore, be required to liquidate our assets and discharge our liabilities in other than the normal course of business and at amounts that may differ from those reflected in the accompanying condensed consolidated financial statements.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation for comparative purposes.

Use of Estimates in Financial Statement Preparation

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as certain financial statement disclosures. Significant estimates include valuation allowances relating to accounts receivable, inventory, deferred tax assets, and valuations of derivative liabilities and equity instruments. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all liquid short-term investments with maturities of less than three months when acquired to be cash equivalents. The Company had no cash equivalents at March 31, 2016 and June 30, 2015.

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

Accounts Receivable and Customer Deposits

Accounts receivable are carried at their estimated collectible amounts. The Company may require advance deposits from its customers prior to shipment of the ordered products. The Company has not experienced collection issues related to its accounts receivable, and has not recorded an allowance for doubtful accounts during the three and nine months ended March 31, 2016 and 2015.

Inventories

Inventories consist primarily of battery management systems and the related subcomponents, and are stated at the lower of cost (first-in, first-out) or market. The Company evaluates inventories to determine if write-downs are necessary due to obsolescence or if the inventory levels are in excess of anticipated demand at market value based on consideration of historical sales and product development plans. The Company determined that no valuation allowance relating to obsolete or slow moving inventory was necessary at March 31, 2016 and June 30, 2015.

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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, price is fixed or determinable, and collectability of the selling price is reasonably assured. Delivery occurs when risk of loss is passed to the customer, as specified by the terms of the applicable customer agreements. When a right of return exists, contractually or implied, the Company recognizes revenue on the sell-through method. Under this method, revenue is not recognized upon delivery of the inventory components. Instead, the Company records deferred revenue upon delivery and recognizes revenue when the inventory components are sold through to the end user. During the three and nine months ended March 31, 2016 and 2015, the Company did not record any deferred revenue.

Product Warranties

We evaluate our exposure to product warranty obligations based on historical experience. Our products are warrantied for five years unless modified by a separate agreement. As of March 31, 2016, we carried warranty liability of $144,000, which is included in accrued expenses on our condensed consolidated balance sheet.

Shipping and Handling Costs

Our treatment of shipping and handling costs for deliveries of product to customers is consistent with those in the lift equipment industry. Cost to deliver sold product to customers is paid by the Company and classified in operating expense. No additional pricing for shipping is invoiced to the customer. Shipping costs of inbound inventory to build product are charged to cost of goods sold. Shipping costs for finished product delivered to customers for the three and nine months ended March 31, 2016 were $9,000 and $32,000, respectively. Shipping costs for inbound inventory for the three and nine months ended March 31, 2016, were $26,000 and $97,000, respectively.

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

Research and Development

We are actively engaged in new product development efforts. Research and development cost relating to possible future products are expensed as incurred.

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

We record deferred tax assets and liabilities based on the differences between the financial statement and tax bases of assets and liabilities and on operating loss carry forwards using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. As of March 31, 2016, we have recorded a full valuation allowance against its deferred tax assets due to uncertainties relating to the Company’s ability to generate future taxable income to realize these assets.

We also follow the provisions of FASB ASC Topic No.740 relating to uncertain tax provisions and have analyzed filing positions in all of the federal and state jurisdictions where the Company is required to file income tax returns, as well as all open tax years in these jurisdictions. Based on our analysis, no unrecognized tax benefits have been identified as of March 31, 2016 or June 30, 2015, and accordingly, no additional tax liabilities have been recorded.

Net Loss Per Common Share

The Company calculates basic loss per common share by dividing net loss by the weighted average number of common shares outstanding during the periods. Diluted loss per common share include the impact from all dilutive potential common shares relating to outstanding convertible securities.

For the three and nine months ended March 31, 2016, basic and diluted weighted-average common shares outstanding were 150,901,345 and 138,710,894, respectively. We incurred a net loss for the three and nine months ended March 31, 2016, and therefore, basic and diluted loss per share for those periods are the same because the inclusion of potential common equivalent shares were excluded from diluted weighted-average common shares outstanding during the period, as the inclusion of such shares would be anti-dilutive. As of March 31, 2016, there were potential common equivalent shares totaling 77,549,763 which include common shares underlying outstanding convertible debt, stock options and warrants.

As a result of financing transactions completed subsequent to March 31, 2016, as described in Note 12, a total of 46,250,000 common shares would have been added to the shares outstanding and the number of potential common shares not included in the calculation of diluted weighted-average common shares outstanding would have decreased by 16,333,333 if the transactions had occurred prior the end of the current period.

For the three and nine months ended March 31, 2015, basic and diluted weighted-average common shares outstanding were 99,384,111 and 96,861,970, respectively. The Company incurred a net loss for the three and nine months ended March 31, 2015, and therefore, basic and diluted loss per share for those periods are the same because the inclusion of potential common equivalent shares were excluded from diluted weighted-average common shares outstanding during the period, as the inclusion of such shares would be anti-dilutive. As of March 31, 2015, there were potential common equivalent shares totaling 37,664,955, which include common shares underlying outstanding convertible debt, stock options and warrants.

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

New Accounting Standards

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). The amendments in this ASU change the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The guidance is effective for the Company’s fiscal year beginning July 1, 2019. Early adoption is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact of adopting the new leases standard on its consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall, primarily to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The amendments in this ASU include, among other items, guidance to classify equity securities with readily determinable fair values into different categories and require equity securities to be measured at fair value with changes in the fair value recognized through net income. The amendments allow equity investments that do not have readily determinable fair values to be re-measured at fair value either upon the occurrence of an observable price change or upon identification of an impairment. The amendments also require enhanced disclosures about those investments. The amendments improve financial reporting by providing relevant information about an entity’s equity investments and reducing the number of items that are recognized in other comprehensive income. The adoption of this ASU is not expected to have a material impact on the Company’s financial position, results of operations or related financial statement disclosures.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The new guidance is effective for the Company’s fiscal year beginning July 1, 2016. Early adoption is permitted. Entities should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, entities are required to comply with the applicable disclosures for a change in an accounting principle. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements. In August 2015, the FASB issued ASU No. 2015-15 which amends ASU 2015-03 to clarify presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. We adopted ASU 2015-15 during the quarter ended December 31, 2015 and, during the quarter ended December 31, 2015, recorded approximately $310,000 of deferred debt issuance costs in connection with a line of credit amendment agreement (See Note 4).

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

NOTE 4 - RELATED PARTY DEBT AGREEMENTS

Between October 2011 and September 2012, the Company entered into three debt agreement with Esenjay Investments, LLC (“Esenjay”). Esenjay is deemed to be a related party as Mr. Michael Johnson, the sole shareholder and a director of Esenjay is a current member of our board of directors and a major shareholder of the Company (with beneficial ownership of approximately 65% as of March 31, 2016). The three debt agreements consisted of a Bridge Loan Promissory Note, a Secondary Revolving Promissory Note and an Unrestricted Line of Credit (collectively, the “Loan Agreements”). On December 31, 2015, the Bridge Loan Promissory Note and the Secondary Revolving Promissory Note expired leaving the Unrestricted Line of Credit, with a maximum borrowing amount of $2,500,000, available for future draws. As discussed below, on March 29, 2016, the Unrestricted Line of Credit was amended resulting in an increase in the maximum borrowing amount to $3,500,000. Additional borrowings under the Unrestricted Line of Credit are subject to pre-approval by Esenjay and Esenjay has no obligation to loan additional funds under such agreements. The borrowings bear an interest rate at 6% per annum and mature on July 30, 2016.

Between July 1, 2014 and March 31, 2016, we borrowed an aggregate of $4,475,000 pursuant to these various debt agreements with Esenjay. On September 3, 2015, we entered into a Loan Conversion Agreement with Esenjay (“Conversion Agreement”), as amended on October 6, 2015 and November 13, 2015, pursuant to which we agreed to issue 51,171,025 shares of our common stock (based on $0.04 per share) in exchange for the cancellation of $2,000,000 (“Principal Amount”) of the total $2,200,000 outstanding under the Loan Agreements, plus $46,841 in accrued interest on such Principal Amount as of September 3, 2015 (the accrued interest together with the Principal Amount referred to as the “Debt”). In connection with the Conversion Agreement, as amended, on September 9, 2015, we issued 51,171,025 shares (“Esenjay Shares”) to Esenjay in exchange for cancellation of the Debt. The Esenjay Shares have not been registered under the Securities Act. The Esenjay Shares were offered and sold in reliance upon exemptions from registration pursuant to Section 4(a)(2) of the Securities Act. The debt conversion has been accounted for as a capital transaction in accordance with FASB ASC Topic No. 470-50, “Debt, Modifications and Extinguishments”. Accordingly, no gain or loss has been recognized.

On December 29, 2015, we entered into a Second Amendment to the Unrestricted Line of Credit (“Second Amendment”), with Esenjay, pursuant to which we agreed to amend certain terms of the Unrestricted Line of Credit agreement dated September 24, 2012 and amended on October 16, 2013. Under the Second Amendment, the agreement was modified and amended to (i) extend the maturity date to July 30, 2016; (ii) increase the maximum principal amount available from $2,000,000 to $2,500,000; and (iii) reduce the conversion price from $0.30 to $0.06. The estimated change in fair value of the conversion price of approximately $310,000 was determined to be a debt issuance cost, and accordingly, was recorded as a deferred financing cost at the date of the Second Amendment to be amortized over the remaining seven-month term of the amended Unrestricted Line of Credit agreement. During the nine months ended March 31, 2016, we recorded $133,000 of deferred financing amortization costs, which are included in interest expense in the accompanying condensed consolidated statements of operations.

On March 29, 2016, we entered into a Third Amendment to the Unrestricted Line of Credit with Esenjay, pursuant to which the maximum principal amount available was increased to $3,500,000. As of March 31, 2016, the net amount owed to Esenjay under the Unrestricted Line of Credit was $2,475,000.

In April 2016, $1,350,000 of the outstanding debt under this agreement was settled via the issuance of 33,750,000 shares of our common stock and during the period April 1, 2016 through May 13, 2016, the Company borrowed an aggregate of $370,000 (See Note 12).

NOTE 5 - LINE OF CREDIT AND SHORT TERM LOAN

Line of Credit

On October 2, 2014, we entered in a line of credit (“Line of Credit”) agreement in the maximum amount of $500,000 with Leon Frenkel (“Lender”). Borrowings under the Line of Credit bears interest at 8% per annum, with all unpaid principal and accrued interest due and payable on September 19, 2016 pursuant to the terms of the Secured Convertible Promissory Note (the “Note”). In addition, at the election of Lender, all or any portion of the outstanding principal, accrued but unpaid interest and/or late charges under the Line of Credit may be converted into shares of the Company’s common stock at any time at a conversion price of $0.12 per share. Borrowings under the Line of Credit are guaranteed by Flux Power, our wholly-owned subsidiary, and are secured by all of the assets of the Company and Flux Power pursuant to the terms of a certain Security Agreement and Guaranty Agreement dated as of October 2, 2014. Proceeds from the Line of Credit can be solely used for working capital purposes. As of March 31, 2016, we borrowed a total of $215,000 under the Line of Credit. In connection with the Line of Credit, we granted a warrant to the Lender to purchase a certain number of shares of common stock of the Company equal to the outstanding advances under the Line of Credit divided by the conversion price of $0.12, for a term of five years, at an exercise price per share equal to $0.20. Accordingly, in connection with the advance of $215,000, Lender is entitled to purchase up to 1,791,667 shares of common stock upon exercise of the warrant at $0.20 per share. The Lender has no other material relationship with us or our affiliates. The estimated relative fair value of warrants issued in connection with advances under the Line of Credit is recorded as a debt discount and is amortized as additional interest expense over the term of the underlying debt. We recorded debt discount of approximately $85,000 based on the relative fair value of these warrants. In addition, as the effective conversion price of the debt was less than the market price of the underlying common stock on the date of issuance, we recorded additional debt discount of approximately $80,000 related to the beneficial conversion feature. As of March 31, 2016, the $215,000 principal amount outstanding under this agreement is presented net of unamortized debt discount totaling $40,000. During the three and nine months ended March 31, 2016, we recorded approximately $21,000 and $65,000, respectively of debt discount amortization, which is included in interest expense in the accompanying condensed consolidated statements of operations.

We retained Security Research Associates Inc. (“SRA”), on a best-efforts basis, as our placement agent for the placement of the Line of Credit. We agreed to pay SRA a cash amount equal to 5% of the gross proceeds raised and a warrant for the purchase of common stock of the Company equal to 5% of the aggregate gross proceeds from the Note received by the Company from the Lender divided by $0.12 per share. Warrants issued in connection with this agreement have a term of 3 years, an exercise price equal to $0.12 per share and include cashless exercise provisions as well as representations and warranties that are customary and standard in warrants issued to placement agents or underwriters. SRA earned a commission of $10,750 and warrants to purchase 89,583 shares of our common stock at $0.12 per share in connection with the Line of Credit. Mr. Timothy Collins, the former Executive Chairman of the Company’s board of directors is the Chief Executive Officer, President, director and shareholder of SRA. On July 31, 2015, the Agency Agreement with SRA reached its termination date, and was not renewed.

NOTE 6 - STOCKHOLDERS’ DEFICIT

At March 31, 2016, we had 300,000,000 shares of common stock, par value of $ 0.001 authorized for issuance, of which 150,935,137 shares were issued and outstanding. During the nine months ended March 31, 2016, we issued 51,171,025 shares of our common stock, valued at $2,046,840, as conversion of debt and accrued interest (see Note 5) and 300,000 shares of our common stock, valued at $14,250 as payment for investor relations services (See Catalyst Global LLC below).

In addition, at March 31, 2016, we are authorized to issue up to 5,000,000 shares of preferred stock, par value of $0.001, in one or more classes or series within a class pursuant to the Company’s Amended and Restated Articles of Incorporation. As of March 31, 2016 and June 30, 2015 there are no shares of preferred stock issued and outstanding.

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

Private Placement – Fiscal 2016

In May 2016, the Company completed an initial closing under a new private placement authorized by the Company’s Board of Directors in April 2016. (See Note 12).

Advisory Agreements

Monarch Bay Securities. On October 7, 2015, the Company signed an engagement letter (“Agreement”) with Monarch Bay Securities (“MBS”) to assist the Company in raising capital. The arrangement is on a non-exclusive basis and has an initial term of six months. Pursuant to the arrangement, we have paid to MBS a non-refundable cash retainer of $20,000. The $20,000 retainer was fully expensed and is included in selling and administrative expenses during the three and nine months ended March 31, 2016 in the accompanying condensed consolidated statement of operations. In addition, upon a successful closing of financing during the period stated in the Agreement, the Company will pay MBS a fee of 8% of gross proceeds raised in cash and warrants to purchase 8% of total number of shares issued and issuable by the Company to investors under each successful financing.

Catalyst Global LLC. On February 11, 2015, we entered into a contract with Catalyst Global LLC (“CGL), pursuant to which CGL agreed to provide investor relations services for 12 months in exchange for monthly fees of $2,000 per month and 450,000 shares of restricted common stock issued as follows: 150,000 shares upon signing and the balance vesting pro rata upon each of the three-, six-, nine-, and twelve-month anniversaries of the contract. The initial tranche was valued at $0.07 per share or $10,500 when issued on February 17, 2015, the second tranche of 75,000 shares was granted and valued at $0.06 per share, or $4,500, on May 12, 2015 and issued on July 28, 2015, the third tranche of 75,000 shares was issued on August 11, 2015 and was valued at $0.04 per share, or $3,000, the fourth tranche of 75,000 shares was issued on November 12, 2015 and was valued at $0.05 per share, or $3,750 and the fifth and final tranche of 75,000 shares was issued on February 11, 2016 and was valued at $0.04 per share or $3,000. During the three and nine months ended March 31, 2016, we recorded expense of approximately $7,000 and $20,000, respectively.

Security Research Associates, Inc. On June 26, 2013, we entered into an agreement with SRA pursuant to which SRA agreed to provide business and advisory services. SRA served as our placement agent in connection with the Company’s Fiscal 2015 private placement offerings described above. In connection with these private placements, SRA was paid aggregate cash compensation in the amount of $142,155 and warrants to purchase a total of 2,176,500 shares of our common stock at exercise prices ranging from $0.06 - $0.09 per share. Compensation under the SRA agreement was based on 9% of the gross proceeds raised and a warrant to purchase the number of shares of our common stock equal to 9% of the aggregate gross proceeds from the offerings received from all investors (excluding Esenjay) placed by SRA divided by $0.06 per share.

We entered into a renewal agreement with SRA on March 18, 2015 pursuant to which we retained SRA through July 2015 as our exclusive placement agent on a “best-efforts” basis in connection with private placement of stock or convertible securities by the Company. No additional funding was received by the Company, and no additional fees were paid to SRA, during the renewal period. On July 31, 2015, the Agency Agreement with SRA reached its termination date, and was not renewed.

Warrant Activity

During the nine months ended March 31, 2016 there were no warrants issued, exercised or cancelled. Information relating to warrants outstanding at March 31, 2016 is shown below:

	Number	Weighted Average Exercise Price Per Share	Remaining Contract Term (# years)
Shares purchasable under outstanding warrants at March 31, 2016	28,040,096	$0.21	1.2-4.0

Stock-based Compensation

During the nine months ended March 31, 2016, pursuant to the 2014 Equity Incentive Plan, we issued 4,385,000 incentive stock options of the Company’s common stock, with an aggregated estimated grant-date fair value of $113,000, to seventeen Company employees. During the nine months ended March 31, 2015, the Company issued 400,000 non-qualified stock options of the Company’s common stock to a consultant, pursuant to a consulting agreement entered into in December 2013. These options were valued using the Black-Scholes model on the day they were originally due to be issued per agreement, and the Company recorded an accrual in the amount of $76,000 during the year ended June 30, 2014. Such options were issued in July 2014 when the current fair value of $64,000 was determined using the Black-Scholes model. The change in fair value of $12,000 was recorded as a reduction to stock based compensation expense during the nine months ended March 31, 2015. We have not registered the shares of common stock underlying stock options outstanding as of March 31, 2016.

Activity in stock options during the nine months ended March 31, 2016, and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2015	6,101,357	$0.15
Granted	4,385,000	$0.05
Exercised	-
Forfeited and cancelled	(1,239,837)	$0.13
Outstanding at March 31, 2016	9,246,520	$0.11	6.70
Exercisable at March 31, 2016	6,467,999	$0.13	5.55

Activity in stock options during the nine months ended March 31, 2015, and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2014	6,335,695	$0.19
Granted	400,000	$0.06
Exercised	-
Forfeited and cancelled	(634,338)	$0.41
Outstanding at March 31, 2015	6,101,357	$0.16	7.73
Exercisable at March 31, 2015	4,394,399	$0.15	7.40

Stock-based compensation expense recognized in our condensed consolidated statements of operations for the nine months ended March 31, 2016 and 2015, as shown below, includes compensation expense for stock-based options and awards granted based on the grant date fair value. For options and awards granted, expenses are amortized under the straight-line method over the expected vesting period. Stock-based compensation expense recognized in the condensed consolidated statements of operations has been reduced for estimated forfeitures of options that are subject to vesting. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The closing price of our stock at March 31, 2016, was $0.04, and as a result the intrinsic value of the exercisable options at March 31, 2016, was $4,000.

We allocated stock-based compensation expense included in the condensed consolidated statements of operations for employee option grants and non-employee option grants as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2016	2015	2016	2015
Research and development	$4,000	$3,000	$18,000	$9,000
General and administration	17,000	58,000	81,000	165,000
Total stock-based compensation expense	$21,000	$61,000	$99,000	$174,000

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. The fair value of stock options was measured at the grant date using the assumptions (annualized percentages) in the table below:

Nine months ended March 31,	2016	2015
Expected volatility	100%	100%
Risk free interest rate	1.31%	0.96%
Forfeiture rate	17.00%	0%
Dividend yield	0%	0%

The remaining amount of unrecognized stock-based compensation expense at March 31, 2016, is approximately $90,000, which is expected to be recognized over the weighted average period of 2.21 years.

NOTE 7 - WARRANT DERIVATIVE LIABILITY

At March 31, 2016 there were 2,907,347 outstanding warrants classified as derivative liabilities due to exercise price re-set provisions included in the underlying warrant agreements.

Warrants classified as derivative liabilities are recorded at their estimated fair values at the issuance date and are revalued at each subsequent reporting date, using the Black-Scholes valuation model. These warrants were determined to have an estimated fair value per share and aggregate value as of March 31, 2016 and an aggregate value as of June 30, 2015 as follows:

	Issued Warrants	Estimated Fair Value Per Share $ as of March 31, 2016	Estimated Total Fair Value in Aggregate $ as of March 31, 2016	Estimated Total Fair Value in Aggregate $ as of June 30, 2015

June 2012 Warrants	562,551	$0.008	$1,000	$4,000
July 2012 Warrants	338,013	0.008	1,000	3,000
August 2012 Warrants	120,719	0.009	1,000	1,000
October 2012 Warrants	48,287	0.009	-	1,000
Advisory Agreement Warrants	1,837,777	0.011	4,000	14,000
Total	2,907,347		$7,000	$23,000

Significant assumptions used to estimate the fair value of the warrants classified as derivative liabilities are summarized below:

	As of March 31, 2016	As of June 30, 2015
Risk-free interest rate	0.25% - 0.65%	0.62% - 0.76%
Expected life (average)	1.20 – 2.58 years	1.96 - 2.34 years
Stock price (based on prices on valuation date)	$0.045	$0.05
Exercise price	$0.18	$0.27
Expected volatility	100%	100%

The change in the estimated fair value of warrants classified as derivative liabilities during the nine months ended March 31, 2016 and 2015 was $16,000 and $498,000, respectively, and is included as a component of other income (expense) in the accompanying condensed consolidated statements of operations.

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

The fair value of our recorded derivative liabilities is determined based on unobservable inputs that are not corroborated by market data, which is a Level 3 classification. As of March 31, 2016 and June 30, 2015, the fair value of our Level 3 financial instruments was $7,000 and $23,000, respectively. The table below sets forth a summary of changes in the fair value of our Level 3 financial instruments for the nine months ended March 31, 2016:

Fair value measurements of warrants using significant unobservable inputs (Level 3)
Balance at June 30, 2015	$23,000
Change in fair value of warrant liability	(16,000)
Balance at March 31, 2016	$7,000

NOTE 9 - OTHER RELATED PARTY TRANSACTIONS

Transactions with Epic Boats

The Company subleases office and manufacturing space to Epic Boats (an entity founded and controlled by Chris Anthony, our board member and former Chief Executive Officer) in our facility in Vista, California pursuant to a month-to-month sublease agreement.  Pursuant to this agreement, Epic Boats pays Flux Power 10% of facility costs through the end of our lease agreement.

The Company received $4,000 and $12,000 during the three and nine months ended March 31, 2016, respectively, from Epic Boats under the sublease rental agreement which is recorded as a reduction to rent expense.

On October 21, 2009, we entered into an agreement with Epic Boats where Epic Boats assigned and transferred to Flux Power the entire right, title, and interest into products, technology, intellectual property, inventions and all improvements thereof, for several product types. As of that date, Flux Power began selling products to Epic Boats under Flux Power's standard terms and conditions and has continued to sell products to Epic Boats as a customer. As of March 31, 2016 and June 30, 2015, we had received approximately $136,000 from Epic Boats as deposits for various products. There were no receivables outstanding from Epic Boats as of March 31, 2016 or June 30, 2015.

NOTE 10 - CONCENTRATIONS

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments. We maintain cash balances at a financial institution in San Diego, California. Our cash balance at this institution is secured by the Federal Deposit Insurance Corporation up to $250,000. As of March 31, 2016, cash totaled approximately $80,000, which consists of funds held in a non-interest bearing bank deposit account. The Company has not experienced any losses in such accounts. Management believes that the Company is not exposed to any significant credit risk with respect to its cash.

Customer Concentrations

During the three months ended March 31, 2016, the Company had four customers that represented more than 10% of its revenues on an individual basis, representing approximately 92%, in the aggregate. During the nine months ended March 31, 2016, the Company had four customers that represented more than 10% of its revenues on an individual basis, representing approximately 75%, in the aggregate.

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

Suppliers/Vendor Concentrations

We obtain components and supplies included in our products from a small group of suppliers. During the three months ended March 31, 2016, we had three suppliers who accounted for more than 10% of our total inventory purchases on an individual basis and approximately 62% in the aggregate. During the nine months ended March 31, 2016, we had two suppliers who accounted for more than 10% of our total inventory purchases on an individual basis and approximately 50%.

During the three months ended March 31, 2015, we had two suppliers who accounted for more than 10% of our total inventory purchases on an individual basis and approximately 44% in the aggregate. During the nine months ended March 31, 2015, we had one supplier who accounted for more than 10% of our total inventory purchases on an individual basis and approximately 20%.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

From time to time, we may be involved in litigation relating to claims arising out of our operations. We are currently a party to a legal proceeding arising from a work related injury. While we do not presently believe that the ultimate outcome of such proceedings will have a material adverse effect on our business, operating results or financial condition, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, it is possible that such ruling could have a material adverse impact on our business, operating results or financial condition in the period in which the ruling occurs. Our current estimates of the potential impact from such legal proceeding could change in the future. No loss has been recorded as of March 31, 2016 in connection with this matter as we do not believe that it is probable that the Company will incur a material loss or that the amount of any potential loss can be reasonably estimated. Our current estimate of the potential impact from such proceeding could change in the future.

NOTE 12 - SUBSEQUENT EVENTS

Management has evaluated events subsequent to March 31, 2016, through the date of this filing with the SEC for transactions and other events that may require adjustment to and/or disclosure in such financial statements.

In April 2016, our Board of Directors approved the private placement of up to 77,500,000 shares of our common stock to select accredited investors for a total amount of $3,100,000, or $0.04 per share of common stock (the “Offering”). On May 5, 2016, we completed an initial closing of the Offering, pursuant to which we sold 46,250,000 shares of common stock, at $0.04 per share, for a total purchase price of $1,850,000 to two (2) accredited investors. Esenjay, our controlling shareholder and primary credit line holder, participated in the Offering as an investor by purchasing 33,750,000 shares in exchange for the settlement of $1,350,000 of debt owed to Esenjay by the Company. In addition, we sold 12,500,000 shares of common stock to an unrelated accredited investor for $500,000 in cash.

The initial closing of the Offering at a price of $0.04 per share triggered an anti-dilution provision under our outstanding warrants pursuant to which an aggregate of 2,907,347 shares of common stock may be purchased upon exercise (See Note 7). As a result, the exercise price of such warrants was reduced to $0.15 per share. The remaining terms, including expiration dates, of all effected warrants remain unchanged.

The aggregate 46,250,000 shares discussed above have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act. Such shares were offered and sold to the accredited investors in reliance upon exemptions from registration pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D.

During the period from April 1, 2016 through May 13, 2016 we borrowed an aggregate of $370,000 from Esenjay under our Unrestricted Line of Credit.  As of May 13, 2016, the amount outstanding under the Unrestricted Line of Credit was $1,495,000, with an aggregate of $2,005,000 available under the Unrestricted Line of Credit for future draws at Esenjay’s discretion. As of May 13, 2016, Esenjay owns approximately 67% of our issued and outstanding common stock (See Note 4).

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

We sold our first validated product in the second quarter of 2010 and have since delivered over 15 mega watt-hours of Advanced Energy Storage to clients such as NACCO Materials Handling Group, Inc. (NACCO), GreenTech Automotive, Inc., Crown Equipment Corporation, Damascus Corporation, Columbia Parcar Corporation, Wheego Electric Cars Inc., Epic Electric Vehicles, and Texas Association of Local Health Officials.

We are currently primarily focusing on the lift equipment market targeting dealers and distributors, and secondarily, on the airline ground support equipment market. We believe that these markets will be the strongest for aggressive revenue growth over the coming year. A Prototype Agreement with NACCO confirmed that our advanced energy storage systems can address a broad range of lift equipment. However, the OEM market proved to be elusive and time consuming. In addition, working exclusively with one manufacturer would significantly limit our market opportunity. As such, we have shifted our focus from an OEM market to a non-OEM, national distribution network across all OEM markets, which pose fewer barriers to entry. Currently, we are working with various lift equipment OEM’s, their dealers and battery distributors to bring our advanced energy storage systems to the lift equipment market which provides a more direct market path without the delays and issues that accompany an OEM’s world-wide deployment of new energy solutions for lift truck equipment.

Recent Developments

In January 2016, we obtained certification from Underwriters Laboratory (“UL”) on our Light EV battery packs for forklift use listed to UL 2271. The UL Listing, issued by UL, a global safety science organization, demonstrates the quality, safety and reliability of our LiFT Pack line for customers, distributors, dealers and OEM partners. We believe we have emerged from this effort with a substantially enhanced product line, particularly in the areas of overall design and durability, as well as, additional features that improve our LiFT Packs’ value and performance for customers. We have also passed our Initial Production Inspection by UL to allow LiFT Packs with the UL Listing to be shipped and anticipate we will begin shipping the UL certified LiFT Packs to our customers beginning in May 2016.

In April 2016, we began testing a prototype battery pack on ground support equipment in partnership with a domestic airline. Working with a distributor focused on the airlines, we are planning to provide more test units for additional airlines.

Segment and Related Information

We operate as a single reportable segment.

Results of Operations and Financial Condition

Comparison for the Three Months Ended March 31, 2016 and 2015

Net Loss

Net losses reported were approximately $1,232,000 for the three months ended March 31, 2016, as compared to net losses of approximately $632,000 for the three months ended March 31, 2015.

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

Revenues for the three months ended March 31, 2016, decreased by approximately $82,000, or 41%, compared to the three months ended March 31, 2015 from $199,000 to $117,000. This decrease in revenues was primarily attributable to our significant slowing of production associated with a model changeover to new UL Listed Packs. This model changeover included design changes driven by both UL requirements and ongoing product development changes.

Cost of Sales

Cost of sales for the three months ended March 31, 2016, increased approximately $107,000, or 49%, compared to the three months ended March 31, 2015 from $220,000 to $327,000, despite our decrease in revenues. The increase in cost of sales was primarily attributable to an increase in warranty expense of repairing products in the field and returned products. Our assessment and tracking of product issues indicates resolution of most problems, including assembly and product launch issues. Our LiFT Packs, can be subjected to very harsh vibration in certain operational settings. We believe we have “hardened” our packs going forward to sustain the harshest of environments. However, we anticipate that we may still incur issues on packs in the field that do not have the benefit of certain fixes. As of March 31, 2016, we had approximately $144,000 accrued for product warranty liability.

Selling and Administrative Expenses

Selling and administrative expenses for the three months ended March 31, 2016 and 2015, were approximately $588,000 and $498,000, respectively. Such expenses consist primarily of salaries and personnel related expenses, insurance, stock-based compensation expense, public company costs, consulting costs, professional fees and other expenses. The increase during the three months ended March 31, 2016 of approximately $90,000, or 18% resulted primarily from an increase in administrative costs associated with documentation relating to product design changes, as well as, consulting fees paid for investor relations and advisory services related to capital raise efforts.

Amortization of Prepaid Advisory Fees

Amortization of prepaid advisory fees for the three months ended March 31, 2016 was approximately $7,000. The prepaid advisory fees amortized during the three months ended March 31, 2016 is related to the fair value of shares of the Company’s common stock issued in connection with an advisory agreement with Catalyst Global LLC dated February 11, 2015. The fair value of the shares issued pursuant to this agreement has been recognized over the term of the contract which expired in February 2016.

Research and Development Expense

Research and development expenses for the three months ended March 31, 2016 and 2015, were approximately $253,000 and $137,000, respectively. Such expenses consist primarily of materials, supplies, salaries and personnel related expenses, stock-based compensation expense, consulting costs, and other expenses associated with the continued development of our LiFT pack, as well as, research into new product opportunities. The increase of approximately $116,000 or 85% was primarily due to increases in personnel costs and benefits associated with the continued development of our UL Listed LiFT Packs, as well as, and material costs associated with the improvement of our LiFT Packs. We also incurred related costs to add durability and customer requests to the design of our packs.

Change in Fair Value of Warrant Derivative Liability

We follow FASB ASC Topic No. 820, Fair Value Measurements and Disclosures (“ASC 820”) in connection with financial assets and liabilities measured at fair value on a recurring basis subsequent to initial recognition. Changes in the fair value of the warrants for the three months ended March 31, 2016 and 2015, are included as a component of other income (expense) in the accompanying condensed consolidated statements of operations for the respective period. For the three months ended March 31, 2016 and 2015, the change in the fair value of the warrants resulted in other income of $16,000 and $60,000, respectively (see Note 8, to the financial statements). The resulting decrease in the warrant derivative liability is primarily attributable to the decrease in the market value of our common stock.

Interest Expense

Interest expense for the three months ended March 31, 2016 and 2015 was approximately $190,000 and $42,000, respectively, and consists primarily of deferred financing costs. On December 29, 2015 we entered into the Second Amendment of our Unrestricted Line of Credit (see Note 4 to the financial statement) which included, among other provisions, the reduction in the conversion price of the Unrestricted Line of Credit from $0.30 to $0.06 per share on December 29, 2015. The estimated change in fair value of the conversion price of approximately $310,000 was recorded as a deferred financing cost at the date of the Second Amendment and is being amortized over the remaining seven-month term of the amended Unrestricted Line of Credit agreement. During the three months ended March 31, 2016, we recorded approximately $133,000 of deferred financing amortization cost, which is included in interest expense in the accompanying condensed consolidated statements of operations. Also included in interest expense for the three months ended March 31, 2016 and 2015 was approximately $57,000 and $42,000, respectively, of interest expense related to our outstanding lines of credit, as well as, deferred discount amortization (see Note 5 – Line of Credit in the accompanying condensed consolidated financial statements).

Comparison for the Nine Months Ended March 31, 2016 and 2015

Net Loss

Net losses reported were approximately $3,456,000, for the nine months ended March 31, 2016, as compared to net losses of approximately $1,447,000 for the nine months ended March 31, 2015.

Revenues

Revenues for the nine months ended March 31, 2016, decreased by approximately $101,000, or 20%, compared to the nine months ended March 31, 2015 from $495,000 to $394,000. This decrease in revenues was primarily attributable to our significant slowing of production associated with a model changeover to new UL Listed Packs. This model changeover included design changes driven by both UL requirements and ongoing product development changes.

Cost of Sales

Cost of sales for the nine months ended March 31, 2016, increased approximately $275,000, or 56%, compared to the nine months ended March 31, 2015 from $492,000 to $767,000, despite our decrease in revenues. The increase in cost of sales was primarily attributable to an increase in warranty expense of repairing products in the field and returned products. Our assessment and tracking of product issues indicates resolution of most problems, including assembly and product launch issues. Our LiFT Packs, can be subjected to very harsh vibration in certain operational settings. We believe we have “hardened” our packs going forward to sustain the harshest of environments. However, we anticipate that we may still incur issues on packs in the field that do not have the benefit of certain fixes. As of March 31, 2016, we had approximately $144,000 accrued for product warranty liability.

Selling and Administrative Expenses

Selling and administrative expenses for the nine months ended March 31, 2016 and 2015, were approximately $1,746,000 and $1,447,000, respectively. Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, public company costs, consulting costs, professional fees and other expenses. The increase during the nine months ended March 31, 2016 of approximately $299,000 or 21% resulted primarily from increased expenses in marketing and customer accommodation costs related to demo and service packs shipped to customers, administrative costs associated with documentation relating to product design changes, as well as, consulting fees paid for investor relations and advisory services related to capital raise efforts.

Amortization of Prepaid Advisory Fees

Amortization of prepaid advisory fees for the nine months ended March 31, 2016 was approximately $19,000. The prepaid advisory fees amortized during the nine months ended March 31, 2016 is related to the fair value of shares of the Company’s common stock issued in connection with an advisory agreement with Catalyst Global LLC dated February 11, 2015. The fair value of the shares issued pursuant to this agreement has been recognized over the term of the contract which expired in February 2016.

Research and Development Expense

Research and development expenses for the nine months ended March 31, 2016 and 2015, were approximately $1,048,000 and $399,000, respectively. Such expenses consist primarily of materials, supplies, salaries and personnel related expenses, stock-based compensation expense, consulting costs, and other expenses associated with the continued development of our LiFT pack, as well as, research into new product opportunities. The increase of approximately $649,000 or 163% was primarily due to testing and certification fees, an increase in personnel costs and benefits, and material and labor costs associated with the project to have UL certify our LiFT Packs. We also incurred related costs to add durability and customer requests to the design of our packs.

Change in Fair Value of Warrant Derivative Liability

We follow FASB ASC Topic No. 820, Fair Value Measurements and Disclosures (“ASC 820”) in connection with financial assets and liabilities measured at fair value on a recurring basis subsequent to initial recognition. Changes in the fair value of the warrants for the nine months ended March 31, 2016 and 2015, are included as a component of other income (expense) in the accompanying condensed consolidated statements of operations for the respective period. For the nine months ended March 31, 2016 and 2015, the change in the fair value of the warrants resulted in other income of $16,000 and $498,000, respectively. (see Note 8, to the financial statements). The resulting decrease in the warrant derivative liability is primarily attributable to the decrease in the market value of our common stock.

Interest Expense

Interest expense for the nine months ended March 31, 2016 and 2015 was approximately $286,000 and $65,000, respectively, and consists primarily of deferred financing costs. On December 29, 2015 we entered into the Second Amendment of our Unrestricted Line of Credit (see Note 4 to the financial statement) which included, among other provisions, the reduction in the conversion price of the Unrestricted Line of Credit from $0.30 to $0.06 per share on December 29, 2015. The estimated change in fair value of the conversion price of approximately $310,000 was recorded as a deferred financing cost at the date of the Second Amendment and is being amortized over the remaining seven-month term of the amended Unrestricted Line of Credit agreement. During the nine months ended March 31, 2016, we recorded approximately $133,000 of deferred financing amortization cost, which is included in interest expense in the accompanying condensed consolidated statements of operations. Also included in interest expense for the nine months ended March 31, 2016 and 2015 was approximately $153,000 and $65,000, respectively, of interest expense related to our outstanding lines of credit, as well as, deferred discount amortization (see Note 5 – Line of Credit in the accompanying condensed consolidated financial statements).

Liquidity and Capital Resources

Overview

As of March 31, 2016, we had a cash balance of approximately $80,000, negative working capital of approximately $3,251,000, and an accumulated deficit of approximately $14,147,000. We do not have sufficient liquidity and capital resources to fund planned operations through the coming twelve months. To date, our revenues and operating cash flows have not been sufficient to sustain our operations and we have relied on debt and equity financing to fund our operations. See “Future Liquidity Needs” below.

Cash Flows

Operating Activities

Our operating activities resulted in net cash used in operations of approximately $2,848,000 for the nine months ended March 31, 2016, compared to net cash used in operations of approximately $1,683,000 for the nine months ended March 31, 2015.

Net cash used in operating activities during the nine months ended March 31, 2016, reflects the net loss of approximately $3,456,000 for the period offset primarily by non-cash items including stock based compensation, stock issued for services and the amortization of deferred financing costs, as well as, an increase in accounts payable and accrued expenses.

Net cash used in operating activities during the nine months ended March 31, 2015, reflects the net loss of approximately $1,447,000 for the period offset primarily by non-cash items including the change in fair value of our warrant liability and stock based compensation, as well as, inventory purchases and increases in other current assets, accounts payable and accrued expenses.

Investing Activities

There were no investing activities for the nine months ended March 31, 2016. Net cash used by investing activities during the nine months ended March 31, 2015 consists primarily of the sale of equipment for $9,000 that was partially offset by purchases of equipment of approximately $14,000.

Financing Activities

Net cash provided by financing activities during the nine months ended March 31, 2016 and 2015, was approximately $2,875,000 and $1,641,000, respectively. The increase in cash provided by financing activities is the result of continued borrowing from our line of credit with Esenjay.

Future Liquidity Needs

We have evaluated our expected cash requirements over the next twelve months, which include, but are not limited to, investments in additional sales and marketing and product development resources, capital expenditures, and working capital requirements and have determined that our existing cash resources are not sufficient to meet our anticipated needs during the next twelve months, and that additional financing is required to support current operations. Based on our current and planned levels of expenditure, management estimates that additional capital of approximately $2 million is required to fund current and planned operations from March 31, 2016 to March 31, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon our ability to raise additional capital on a timely basis until such time as revenues and related cash flows are sufficient to fund our operations. In addition, we anticipate that further additional financing may be required to fund our business plan subsequent to that date, until such time as revenues and related cash flows become sufficient to support our operating costs. Our ability to continue as a going concern is dependent upon our ability to raise additional capital on a timely basis until such time as revenues and related cash flows are sufficient to fund our operations.

We intend to continue to seek capital through the private placement of debt and equity securities. We are exploring alternative financing options and investment structures that may provide us with additional cash funding. In April 2016, our Board of Directors approved the private placement of up to 77,500,000 shares of our common stock to select accredited investors for a total amount of $3,100,000, or $0.04 per share of common stock (the “Offering”). On May 5, 2016, we completed an initial closing of the Offering, pursuant to which we sold 46,250,000 shares of common stock, at $0.04 per share, for a total purchase price of $1,850,000 to two (2) accredited investors. Esenjay, our controlling shareholder and primary credit line holder, participated in the Offering as an investor by purchasing 33,750,000 shares in exchange for the settlement of $1,350,000 of debt owed to Esenjay by the Company. In addition, we sold 12,500,000 shares of common stock to an unrelated accredited investor for $500,000 in cash. The shares of common stock offered and sold in the Offering have not been registered under the Securities Act, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act. The shares were offered and sold to the accredited investors in reliance upon exemptions from registration pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D. Between July 1, 2014 and May 13, 2016, the Company has received a total of $4,845,000 through related party credit facilities of which $3,350,000 has been converted to equity. As of May 13, 2016, the amount outstanding under the Unrestricted Line of Credit with Esenjay was $1,495,000, with an aggregate of $2,005,000 available under the Unrestricted Line of Credit for future draws at Esenjay’s discretion. The credit facility matures in July 2016, but may be further extended by the lender. As of May 13, 2016, Esenjay owns approximately 67% of our issued and outstanding common stock. Also, a $500,000 convertible line of credit with an unrelated party was entered into in October 2014 and matures on September 19, 2016, but can be extended if the lender provides for such in writing. As of May 13, 2016, we have borrowed $215,000 under this line of credit and $285,000 remains available for future draws.

Although management believes that the additional required funding will be obtained, there is no guarantee we will be able to obtain the additional required funds in the future or that funds will be available on terms acceptable to us. If such funds are not available, management will be required to curtail its investments in additional sales and marketing and product development resources, and capital expenditures, which will have a material adverse effect on our future cash flows and results of operations, and its ability to continue operating as a going concern.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). The amendments in this ASU change the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The guidance is effective for the Company’s fiscal year beginning July 1, 2019. Early adoption is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact of adopting the new leases standard on its consolidated financial statements.

In January 2016, the FASB issued Accounting Standards Update ASU No. 2016-01, Financial Instruments - Overall, primarily to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The amendments in this ASU include, among other items, guidance to classify equity securities with readily determinable fair values into different categories and require equity securities to be measured at fair value with changes in the fair value recognized through net income. The amendments allow equity investments that do not have readily determinable fair values to be re-measured at fair value either upon the occurrence of an observable price change or upon identification of an impairment. The amendments also require enhanced disclosures about those investments. The amendments improve financial reporting by providing relevant information about an entity’s equity investments and reducing the number of items that are recognized in other comprehensive income. The adoption of this ASU is not expected to have a material impact on the Company’s financial position, results of operations or related financial statement disclosures.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The new guidance is effective for the Company’s fiscal year beginning July 1, 2016. Early adoption is permitted. Entities should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, entities are required to comply with the applicable disclosures for a change in an accounting principle. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements. In August 2015, the FASB issued ASU No. 2015-15 which amends ASU 2015-03 to clarify presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. We adopted ASU 2015-15 during the quarter ended December 31, 2015 and, during this quarter, recorded approximately $310,000 of deferred debt issuance costs in connection with a line of credit amendment agreement (See Note 4).

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

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with the SEC under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow for timely decisions regarding required disclosure. As required by SEC Rules 13a-15(e) and 15d-15(e) 15d-15(b), we carried out an evaluation as of the end of the fiscal quarter ended March 31, 2016, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (“Exchange Act”) and concluded that our disclosure controls and procedures were effective to ensure the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed and reported within the time periods specified in the SEC’s rules and forms.

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

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

The following exhibits are filed as part of this Report

Exhibit No.	Description

10.1	Third Amendment to the Unrestricted and Open Line of Credit(1)
10.2	Subscription Agreement(2)
31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.*
31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.*
32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.*
32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

(1)	Incorporated by reference to Form 8-K filed with the SEC on March 31, 2016.
(2)	Incorporated by reference to Form 8-K filed with the SEC on May 9, 2016.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Flux Power Holding, Inc.

Date: May 13, 2016	By:	/s/ Ronald F. Dutt
Name: Ronald F. Dutt
Title: Chief Executive Officer
Principal Executive Officer

