Form 10-K
period 2016-06-30
Flux Power Holdings, Inc.
filed 2016-09-26
CIK 1083743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended June 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-25909

FLUX POWER HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	86-0931332
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

985 Poinsettia Avenue, Suite A, Vista, California	92081
(Address of principal executive offices)	(Zip Code)

877-505-3589

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock,$0.001 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐  No  ☒

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of December 31, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1,641,000.

The number of shares of registrant’s common stock outstanding as of September 26, 2016 was 249,856,478.

Documents incorporated by reference: None.

FLUX POWER HOLDINGS, INC.

FORM 10-K ANNUAL REPORT

For the Fiscal Year Ended June 30, 2016

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

PART I

ITEM 1 - BUSINESS

Overview

We design, develop and sell rechargeable advanced lithium-ion batteries for industrial uses, including our first-ever UL 2771 Listed lithium-ion “LiFT Pack” forklift batteries. We have developed an innovative high power battery cell management system (“BMS”) and have structured our business around this core technology. Our proprietary BMS provides three critical functions to our battery systems:

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

Current Business Strategy

We are primarily focusing on the lift equipment market targeting dealers and distributors, and secondarily, on the airline ground support equipment market. We believe that these markets will be the strongest for aggressive revenue growth over the coming year. A Prototype Agreement with NACCO confirmed that our advanced energy storage systems can address a broad range of lift equipment. We initially focused our efforts on the original equipment manufacturer (“OEM”) market.  However, such efforts proved to be time consuming and elusive. In addition, working exclusively with one manufacturer would significantly limit our market opportunity. As such, we shifted our focus from an OEM market to a non-OEM, national distribution network across all OEM markets, which pose fewer barriers to entry. Currently, we are working with various lift equipment OEM’s, their dealers and battery distributors to bring our advanced energy storage systems to the lift equipment market.  This provides a more direct market path to the consumer without the delays and issues that accompany dealing solely with the OEM.

We are leveraging from our prior experience of developing and shipping over 15 megawatts of battery packs in a variety of applications ranging from electrical vehicles, electric boats, and various industry specific applications. The current process of working with the lift equipment sector has included securing “technical approval” by the OEMs for compatibility with their equipment and then developing a sales network utilizing existing battery distributors and equipment dealers. Our product development has included pilot programs and trials with national account end users and industrial equipment manufacturers. Such pilot programs have been highly beneficial in providing us with the much needed feedback necessary to improve our battery packs.  It also led us to securing a UL Listing on our LiFT Pack as more fully discussed below.

Our primary focus has been with our entry-level LiFT Pack line to power walkie pallet jack forklifts. During fiscal year 2016, the pace of sales has been limited by our focus on converting Flux’s production from small-run production and prototyping into large scale production of our UL-listed products. We purposely dialed down production over the last two quarters in order to incorporate the improvements gleaned from the UL review process last winter, as well as, implement important engineering features that stem from a model changeover. During the fourth quarter of fiscal year 2016, we also developed specialized assembly and testing stations designed to speed production time frames by automating many facets of testing and assembly.  We expect to see the results of these design and production enhancements, in the way of improved gross margins, during the second quarter of fiscal 2017.

In addition, we are developing advanced energy storage systems for other related industrial equipment, portable power, and stationary grid applications ranging from 24-volt to 72-volt applications. During the fourth quarter of 2016, we successfully completed a pilot of our custom-developed, 72-volt battery pack to power electric aviation ground support equipment with a leading regional airline at Los Angeles International Airport. Prior to that, we shipped a 48-volt, 900 amp hour pack for robotic mining equipment to South America and developed a portable 24-volt battery pack for the US military, which is currently in the trial period.

In summary, we are developing a suite of complementary technologies and products that utilize our core BMS technology. Sales during the year ended June 30, 2016 were primarily to customers located throughout the United States.

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

The Reverse Acquisition has been reflected as a reverse merger where Flux was the surviving legal entity after the merger. Flux Power remained the accounting acquirer. The merger has been accounted for as a recapitalization as of the earliest period presented. Accordingly, the historical consolidated financial statements represented are those of Flux Power.

DESCRIPTION OF OUR BUSINESS

Our Business

We are in the business of energy storage and battery management. In October 2009, we started to develop technologies for the advanced energy storage market and began shipping prototype product in the second quarter of 2010 while continuing to develop our intellectual property portfolio. In 2011, we began shipping Federal Motor Vehicle Safety Standards validated products and then started shipping ancillary products to enhance our overall product line. Focusing on cell management of large format lithium cells, our technology dramatically extends the battery system life, lowering the overall cost of ownership to a level which makes lithium competitive with lead-acid in numerous applications. We have spent over five years developing lithium battery energy storage technology, including shipping over 15 megawatts of power in a variety of applications ranging from electrical vehicles to industrial equipment applications.

In January 2016, we obtained certification from Underwriters Laboratory (“UL”) on our LiFT Packs for forklift use listed to UL 2271. The UL Listing, issued by UL, a global safety science organization, demonstrates the quality, safety and reliability of our LiFT Pack line for customers, distributors, dealers and OEM partners. We believe we have emerged from this effort with a substantially enhanced product line, particularly in the areas of overall design and durability, as well as, features that improve our LiFT Packs’ value and performance for customers. We passed our Initial Production Inspection by UL to allow LiFT Packs with the UL Listing to be shipped and two subsequent surprise UL inspections. We shipped our first UL certified LiFT Pack to our customers beginning in May 2016. Our LiFT Packs are now the first and only UL Listed lithium-ion batteries available.

In April 2016, we began piloting our custom-developed, 72-volt battery pack for use with electric aviation ground support equipment.  The pilot program, organized by Averest, Inc., a leading distributor of industrial batteries and chargers for aviation ground support equipment, was with a leading regional airline at Los Angeles International Airport. The test program wrapped up in August 2016 and was deemed a success.  Now, working with a distributor focused on the airlines, we are planning to provide more test units for additional airlines. The successful development and 3-month pilot highlights the scalability of our design and engineering capabilities, as well as, our proprietary battery management technology for a broad array of motive power applications. Importantly it also moves us into a customer price point of roughly $20,000 to $25,000 per pack for several power rating alternatives, creating an excellent new leg of growth potential.

We design, develop, and sell rechargeable advanced energy storage systems. We have developed an innovative high power battery cell management system (“BMS”) and have structured our business around this core technology. Our proprietary BMS provides three critical functions to our battery systems:

●

Cell Balancing: This is performed by continuously adjusting the capacity of each cell in a storage system according to temperature, voltage, and internal impedance metrics. This management assures longevity of the overall system.

●

Monitoring: This is performed through temperature probes, a physical connection to individual cells for voltage and calculations from basic metrics to determine remaining capacity and internal impedance. This monitoring assures accurate measurements to best manage the system and assure longevity.

●

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

Lift Equipment - Material Handling Equipment

We currently focus our business on lift equipment. Lift equipment commonly called a forklift truck (also called a lift truck, a fork truck, or a forklift) is a powered industrial truck used to lift and transport materials. The modern forklift was developed in the 1960s by various companies including the transmission manufacturing company Clark and the hoist company Yale & Towne Manufacturing. The forklift has since become an indispensable piece of equipment in manufacturing and warehousing operations. Lift equipment is produced in a range of power capacities from smaller lift type equipment such as a Walkie (ie., pallet jack) to a ride-on forklift. Lift equipment vehicles are not new technology and don’t require new testing, which can cause delays in product placement. The existing lift equipment market primarily uses lead-acid batteries, which is a legacy technology and can lead to customer dissatisfaction with life cycles, performance, and additional maintenance costs. We believe the replacement of lead-acid batteries with lithium cells dramatically extends run time and the battery system life, lowering the overall cost of ownership to a level which makes lithium very competitive with lead-acid in numerous applications.

Other Equipment Solutions

We have produced battery packs on an opportunistic basis for applications including robotic mining equipment, portable packs for field operations by the U.S. military, and solar, grid-tie energy storage in an office setting. We currently are building and selling prototypes for airport equipment, commonly called ground support equipment, to power the baggage/cargo trucks. These packs provide much higher levels of power ratings of up to 400 amp hours at 72 volts. Initial customer response indicates our packs to be performing very well with high satisfaction.

 Battery Types

The most common battery technologies currently available to address forklift equipment, electric vehicle and grid management markets include the following:

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

Battery Modules. We supply high-power, energy-dense advanced energy storage modules for the electrical vehicles, industrial, governmental and grid storage applications. Our primary product consists of the Flux Power 24-volt lithium pack and individual 3.2 volt cells in various sizes from 60AH to 900AH. We offer varying chemistries and configurations based on the applications. Our battery modules are designed for our BMS.  We currently use Lithium-ion cells, specifically lithium iron phosphate (LiFePO4). We are not in the business of developing new battery cell chemistries and are thus “agnostic” as to chemistry and can take advantage of new chemistries when available in the market.

Chargers. Our smart charging solutions are designed to interface with our battery management system. Our smart chargers consist of both air-cooled and liquid-cooled chargers. These modular chargers can be stacked from 3kW - 300kW.

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

During the year ended June 30, 2016, we had three major customers that each represented more than 10% of our revenues on an individual basis, or approximately $285,000 or 51% of our total revenues.

During the fiscal year ended June 30, 2015, we had three major customers that each represented more than 10% of our revenues on an individual basis, or approximately $341,000 or 47% of our total revenues.

Technology

We believe our cell management and communication tools extend battery system life and improve system performance by managing individual cells in a system, communicating individual cell conditions to ancillary devices, and communicating individual cell conditions to other devices which either require or supply power. Whether it is vehicle, lift equipment or grid storage systems, we provide capable systems that meet cost and performance targets which we believe, in many cases and based on the life cycle data of the lead-acid batteries provided by the manufacturers; outperform traditional lead-acid technologies on both metrics. Our systems use lithium-ion cells that are denser in energy than traditional lead-acid batteries, which allow our batteries to hold more charge over the same weight. In addition, our BMS protects the lithium-ion batteries enabling the lithium-ion batteries to reach their full life and cycle potential and outlasting lead-acid based batteries which would have to be replaced and thereby adding additional costs over the same time period. Our systems manage individual cells and their charge cycles, which generally allow for more consistent discharge capability and ease of maintenance over an unmanaged battery by:

☐	Managing individual cells within a system to maximize:
●	Life Cycles
●	Discharge Rate
●	Depth of Discharge per Cycle
☐	Allowing Cells to communicate their State of Health to:
●	Ensure Proper Charging
●	Protect the Cells from Over Discharge
●	Adjust System Parameters during Varying Temperature
☐	Enabling other system components to adjust their functions to:
●	Protect Drive Components from Damage
●	Tie Properly to Grid Power Systems
●	Optimize Charge Efficiency
☐	Other benefits of our battery packs:
●	Lower total costs of ownership
●	Maintenance free
●	Lighter in weight
●	Longer life than lead-acid batteries

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

BMS. We design our BMS modules/boards and have two granted patents. We source manufacturing of the boards to two local board houses. We are currently developing further technology enhancements to this BMS technology, including the use of more efficient board components.

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

Suppliers

We obtain a limited number of components and supplies included in our products from a small group of suppliers. During the fiscal year ended June 30, 2016 we had three suppliers who accounted for more than 10% of our total purchases, on an individual basis. Purchases for these three suppliers totaled $793,000 for a total of 66% of our total purchases.

During the fiscal year ended June 30, 2015, we had three suppliers who accounted for more than 10% of our total purchases, on an individual basis. Purchases for these three suppliers totaled $528,000, for a total of 66% of our total purchases.

In the past we have sourced Lithium batteries from a number of suppliers. We continuously assess our battery sourcing to improve consistency, responsiveness, and quality.

Research and Development

Research and development expenses for the fiscal years ended June 30, 2016 and 2015 were approximately $1,296,000 and $655,000, respectively. Such expenses consist primarily of materials, supplies, salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses. The increase in research and development expenses was primarily due to increase in personnel costs and benefits, and material and labor costs associated with the project to obtain UL listing for our LiFT Packs, as well as, costs associated with the development and testing of a prototype battery pack for ground support equipment in partnership with a domestic airline. We currently perform our research and development at our facility in Vista, California. We seek to develop innovative new and improved products for cell and system management along with associated communication, display, current sensing and charging tools.

Competition

Our competitors in the lift equipment sector are primarily major lead acid battery manufacturers, including, but not limited to: GNB, Hawker, Deka, Enersys, Crown Battery, Douglas and Interstate. We are not aware that these suppliers currently offer lithium-based products for lift equipment in any significant volume to end users, equipment dealers, OEMs or battery distributors. There are several new lithium products being introduced to the lift equipment sector, in apparent small volume, by several manufacturers who do not have ties to the major battery companies or OEM lift equipment manufacturers.

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

Our UL Listing, received in January 2016, demonstrates the quality, safety and reliability of our LiFT Pack line for customers, distributors, dealers and OEM partners. We believe we have emerged from this effort with a substantially enhanced product line, particularly in the areas of overall design and durability, as well as, features that improve our LiFT Packs’ value and performance for customers. Our LiFT Packs are now the first and only UL Listed lithium-ion batteries available.

Our marketing and sales strategy is to actively pursue the following market segments:

Lift Equipment - Material Handling Equipment: The advantage of the lift equipment market is that it is an indispensable piece of equipment in manufacturing and warehousing operations. Lift equipment vehicles are not new technology and don’t require new testing which can cause delays in product placement. The existing lift equipment market uses lead-acid batteries, which is outdated technology and can lead to customer dissatisfaction with life cycles, performance, and additional maintenance costs. The replacement of lead-acid batteries with lithium cells dramatically extends the battery system life, lowering the overall cost of ownership to a level which makes lithium competitive with lead-acid in numerous applications. We believe with marketing efforts we will be able to reach larger target markets.

Ground Support Equipment: Our products’ telematics, modularity, longevity and low cost solutions fit with airport equipment solutions, commonly known as ground support equipment, operated by all airlines to transport baggage and related cargo. These applications are well suited to our modular and scalable pack designs and benefit from our pack innovation derived from LiFT Packs and the related harsh environments. We have conducted successful pilot programs and plan to continue introduction of these packs to a variety of customers, with expectations of significant revenue opportunity in the coming year.

Military (Defense) and Municipal: Our products’ longevity, easy integration and telematics make it a fit for energy storage applications for both the military and municipal markets. Although these markets have longer integration timelines, we believe they represent potentially significant additions to our revenue mix in future periods.

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

We have developed our intellectual property portfolio through our continued investment in research and development, and through our acquisition of technologies from Epic Boats (an entity founded and controlled by Chris Anthony, our Chairman of the Board and former chief executive officer), Gottlieb Inventions, and Joseph Gottlieb.

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

As of June 30, 2016, we have 5 patent applications pending with the United States Patent and Trademark Office, with two patents approved and issued. In addition, we intend to continue to file additional patent applications with respect to our technology and to seek protection of our intellectual property internationally in a broad range of areas. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims. Even if granted, there can be no assurance that these pending patent applications will provide us with protection.

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

Employees

As of June 30, 2016, we have twenty-eight (28) employees, of which twenty-six (26) are full-time and two (2) are part-time. We engage outside consultants for business development and operations or other functions from time to time. None of our employees are currently represented by a trade union.

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

Our principal executive office is located at 985 Poinsettia Avenue, Suite A, Vista, CA 92081. The telephone number at our principal executive office is (760) 741-3589 (FLUX).

ITEM 1A - RISK FACTORS

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

In their audit opinion issued in connection with our financial statements as of June 30, 2016 and for the year then ended, our independent registered public accounting firm included a going concern explanatory paragraph which stated there was substantial doubt about our ability to continue as a going concern.  We have prepared our financial statements on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. Our financial statements do not include any adjustments that would be necessary should we be unable to continue as a going concern and, therefore, be required to liquidate our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.  If we are unable to continue as a going concern, our stockholders may lose all or a substantial portion or all of their investment.

We have a history of losses and negative working capital and currently our lender has the right not to advance funds under our credit facilities, and we will require additional funding to support operations and provide working capital.

As of June 30, 2016, we had a cash balance of $127,000, negative working capital of $720,000 and an accumulated deficit of $15,262,000. We have a history of losses and have experienced a lack of revenue due to the time to launch our revised business strategy. Our revenues for the fiscal year ended June 30, 2016, decreased approximately $157,000, or 22%, compared to the fiscal year ended June 30, 2015. Our net loss of $4,571,000 for the fiscal year ended June 30, 2016, increased by approximately $2,156,000, or 89%, compared to the net loss for the fiscal year ended June 30, 2015. Based on our current and planned level of expenditures, we estimate that total financing proceeds of approximately $2,500,000 will be required to fund current and planned operations through June 30, 2017. The Company does not currently believe that its existing cash resources are sufficient to meet its anticipated needs during the next twelve months. Our operations have been primarily funded through the sale of our securities and borrowings under our credit facilities. Our continued operations and growth are dependent on our ability to complete equity financings, make borrowings under our credit facilities or/and generate positive cash flows from operating activities. We initiated a private placement in April 2016 to raise $3,100,000, subsequently amended in August 2016 to increase offering amount to $4,000,000. As of August 31, 2016, a total of $3,900,000 has been raised of which $2,125,000 was received in cash and $1,775,000 was received via the settlement of outstanding liabilities.  Additionally, during fiscal year 2016 we borrowed $2,950,000 under our existing related party credit facility with Esenjay Investments, LLC (“Esenjay”) and converted $3,350,000 of debt outstanding under this credit facility to equity. As of June 30, 2016, there was $2,300,000 available for future draws under this credit facility, subject to the prior approval by Esenjay.  We are currently pursuing additional funds through private placements. In addition, we are pursuing additional sources of funding, which could result from certain distributor relationships, joint operating ventures, acquisitions or mergers. We expect to cover our anticipated operating expenses through cash on hand, collections on additional customer billings, borrowings under our lines of credit, and proceeds from the private placement of equity securities. However, there is no guarantee we will be able to obtain additional funds in the future if required or that funds will be available on terms acceptable to us, or that shareholders will not experience dilution as a result of funds raised through the sale of securities. If such funds are not available, management will be required to curtail its investments in additional sales and marketing and product development resources and capital expenditures, which may have a material adverse effect on our future cash flows and results of operations, and its ability to continue operating as a going concern.

Our level of indebtedness and an event of default under our existing credit facility could adversely affect our business, financial condition, results of operations or liquidity.

We have substantial indebtedness and have relied on our credit facilities to provide working capital. As of September 26, 2016 we have an outstanding balance of $920,000 under our existing Unrestricted Line of Credit with Esenjay and $2,580,000 available for future draws. However, our ability to borrow under this facility is at the discretion of Esenjay. Also, Esenjay has no obligation to disburse such funds and has the right not to advance funds under the line of credit. The Unrestricted Line of Credit with Esenjay has a maximum borrowing amount of $3,500,000, matures on January 31, 2018, is convertible at $0.06 per share of common stock and accrues interest at 6%. Pursuant to a side letter, Esenjay has agreed to limit its right of conversion under the Unrestricted Line of Credit to such number of shares so that upon conversion, if any, it will not cause the Company to exceed its authorized number of shares of common stock. In addition, as a secured party, upon an event of default, Esenjay will have a right to the collateral granted to them under the line of credit, and we may lose our ownership interest in the assets. A loss of our collateral will have material adverse effect on our operations, our business and financial condition.

We may not have a sufficient number of shares of common stock authorized under our Articles of Incorporation to raise the capital through the sale of our common stock which could adversely affect our business, financial conditions, and results of operations.

As discussed above, we have been raising capital through the private placement of our common stock. Under our Articles of Incorporation, we are authorized to issue 300,000,000 shares of common stock, of which 249,856,478 shares of common stock are outstanding as of September 26, 2016, and approximately 32,000,000 warrants and options are exercisable. In addition, the outstanding debt under our lines of credit are convertible into shares of common stock. The limited number of shares of common stock available for issuance may limit our ability to raise funding through the sale of our common stock, and in such an event we will have to seek alternative sources of funding unless we increase our authorized shares of common stock or effect a reverse stock split.

We have realigned our marketing focus to a smaller number of products and selling to customers that do not require extensive product development.

Beginning in 2010, we focused on providing customized solutions to larger OEM customers.  Recent experience has shown that we could achieve higher longer-term revenue by focusing on a smaller number of products and selling to customers that do not require extensive and lengthy product development and negotiation periods. As a response, we have determined to narrow our focus to product segments including “lift equipment” and related verticals. We feel that we are well positioned to address these markets, which include applications such as industrial electric vehicles like lift equipment, airport ground support equipment, portable power, and specialized equipment such as robotic mining equipment. However, we cannot guarantee that we will be successful in transitioning companies in these segments from legacy lead-acid technologies to our advanced energy storage solutions.

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

Our battery cells, which are an integral part of our battery products and systems, are currently sourced from one manufacturer, which is located in China and has distribution in the United States. While we obtain components for our products and systems from multiple sources whenever possible, we have spent a great deal of time in developing and testing our battery cells that we receive from this manufacturer. We refer to the battery cell supplier as our limited source supplier. To date we have no qualified alternative sources for our battery cells and we generally do not maintain long-term agreements with our limited source suppliers. We continue to evaluate additional battery suppliers. While we believe that we will be able to establish alternate supply relationships for our battery cells, we may be unable to do so in the short term or at all at prices, quality or costs that are favorable to us.

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

●

the inability or unwillingness of current battery manufacturers to supply the number of lithium-iron phosphate cells required to support our sales as demand for such rechargeable battery cells increases;

●	disruption in the supply of cells due to quality issues or recalls by the battery cell manufacturers; and
●	an increase in the cost of raw materials, such as iron and phosphate, used in lithium-iron phosphate cells.

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

            The protection provided by the patent laws is and will be important to our future opportunities. However, such patents and agreements and various other measures we take to protect our intellectual property from use by others may not be effective for various reasons, including the following:

●	the patents we have been granted may be challenged, invalidated or circumvented because of the pre-existence of similar patented or unpatented intellectual property rights or for other reasons;
●	the costs associated with enforcing patents, confidentiality and invention agreements or other intellectual property rights may make aggressive enforcement impracticable; and
●	current and future competitors may independently develop similar technology and/or duplicate our systems in a way that circumvents our patents.

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

The market price of our common stock can become volatile. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include:

●	our earnings releases, actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investors;
●	changes in financial estimates by us or by any securities analysts who might cover our stock;
●	speculation about our business in the press or the investment community;
●	significant developments relating to our relationships with our customers or suppliers;
●	stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in our industry;
●	limited “public float” in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock;
●	customer demand for our products;
●	investor perceptions of our industry in general and our Company in particular;
●	general economic conditions and trends;
●	announcements by us or our competitors of new products, significant acquisitions, strategic partnerships or divestitures;
●	changes in accounting standards, policies, guidance, interpretation or principles;
●	loss of external funding sources;
●	sales of our common stock, including sales by our directors, officers or significant stockholders; and
●	additions or departures of key personnel.

The ownership of our stock is highly concentrated in our management, and we have one controlling stockholder.

As of September 26, 2016, our present directors and executive officers, and their respective affiliates beneficially owned approximately 73.8% of our outstanding common stock, including common shares underlying options, warrants and convertible debt that were exercisable or convertible or which would become exercisable or convertible within 60 days.  More specifically, Michael Johnson, our director and beneficial owner of Esenjay, beneficially owns approximately 67.3% of such outstanding common stock.  As a result of their ownership, our directors and executive officers and their respective affiliates collectively, and Esenjay, individually, are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  This concentration of ownership may also have the effect of delaying or preventing a change in control.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

 The Company’s corporate headquarters totals 22,054 square feet and is located in Vista, California.  Effective February 25, 2014, the Company entered into a two-year lease agreement for this facility with average monthly rent payments of approximately $12,000 per month and paid a security deposit of $25,000. On February 20, 2016, we entered into a First Amendment to the Lease extending the expiration of the lease to May 31, 2016 and increasing the monthly rent payments for the period from March 1, 2016 to May 31, 2016 to $14,300 per month. On May 24, 2016, we entered into a Second Amendment to the Lease extending the lease term through May 31, 2018.

The Company also subleases space to a related party, Epic Boats, on a month-to-month basis at a rate of 10% of lease expense.

Total rent expense was $137,000 and $102,000 for the years ended June 30, 2016 and 2015, respectively, net of sublease income.

ITEM 3 - LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations. Since June 2015, we have been a party to a legal proceeding arising from a work related injury that took place in June 2013. We deny and dispute all liability and damage allegations made by or on behalf of the plaintiff. However, having fully considered the risks, time and costs associated with continued litigation of this claim, as well as an appeal, we have decided to fully and finally resolve and settle the dispute. Accordingly, on August 26, 2016 we entered into a settlement agreement with the plaintiff whereby in exchange for the plaintiff releasing Flux Power from any and all claims of any nature that the plaintiff had or now has or might in the future have against us, we agreed to pay the plaintiff $10,000 as settlement. Included in accrued expenses in the accompanying consolidated financial statements as of June 30, 2016 is a $10,000 accrual associated with this claim, which was paid in September 2016 to the plaintiff.

 ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Data

Our common stock is quoted on the OTCQB under the stock symbol “FLUX.” The following table sets forth the range of the high and low prices for our common stock during each quarter for the period July 1, 2014 through June 30, 2016, as set forth below.  Such prices do not represent actual transactions, and do not include retail mark-ups, mark-downs or commissions.

	High	Low
Fiscal year ended June 30, 2016
First quarter	$0.06	$0.03
Second quarter	$0.06	$0.03
Third quarter	$0.06	$0.02
Fourth quarter	$0.06	$0.02

Fiscal year ended June 30, 2015
First quarter	$0.31	$0.10
Second quarter	$0.13	$0.09
Third quarter	$0.11	$0.05
Fourth quarter	$0.07	$0.05

Stockholders

The approximate number of record holders of our common stock as of September 26, 2016 was 1,360, based on information provided by our transfer agent. The foregoing number of record holders does not include an unknown number of stockholders who hold their stock in “street name.”

Recent Sales of Unregistered Securities

None that have not been previously reported.

Purchases of Equity Securities

We have never repurchased any of our equity securities.

Dividends

The Company did not declare or pay dividends on its common stock during fiscal years 2016 and 2015 and we presently do not expect to declare or pay such dividends in the foreseeable future and expect to reinvest all undistributed earnings to expand our operations, which the management believes would be of the most benefit to our shareholders. The declaration of dividends, if any, will be subject to the discretion of our Board of Directors, which may consider such factors as our results of operations, financial condition, capital needs and acquisition strategy, among others.

Equity Compensation Plan Information

Information for our equity compensation plans in effect as of the end of fiscal year 2016 is as follows:

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Equity compensation plans approved by security holders(1)	3,415,000	0.05	6,585,000
Equity compensation plans not approved by security holders(2)	5,589,000	$0.15	-

Total	9,004,000	$0.11	6,585,000

(1) Represents incentive stock options granted under our 2014 Stock Option Plan (“2014 Option Plan) during the fiscal year ended June 30, 2016. The 2014 Equity Incentive Program was approved February 17, 2015 and provided for the issuance of incentive stock options.

(2) Consists of 787,337 options granted under the 2010 Stock Option Plan (“2010 Option Plan”) and assumed by the Company in a Reverse Acquisition. An additional 4,801,683 non-qualified options were issued for a total outstanding at June 30, 2016 of 5,589,020.

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

ITEM 6 - SELECTED FINANCIAL DATA

As a Smaller Reporting Company as defined by Rule12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We design, develop and sell rechargeable advanced lithium-ion batteries for industrial uses, including our first-ever UL 2771 Listed lithium-ion “LiFT Pack” forklift batteries. We have developed an innovative high power battery cell management system (“BMS”) and have structured our business around this core technology. Our proprietary BMS provides three critical functions to our battery systems:

●

Cell Balancing: This is performed by continuously adjusting the capacity of each cell in a storage system according to temperature, voltage, and internal impedance metrics. This management assures longevity of the overall system.

●

Monitoring: This is performed through temperature probes, a physical connection to individual cells for voltage and calculations from basic metrics to determine remaining capacity and internal impedance. This monitoring assures accurate measurements to best manage the system and assure longevity.

●

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

Using our proprietary battery management technology, we are able to offer completely integrated energy storage solutions or custom modular standalone systems to our customers. In addition, we have also developed a suite of complementary technologies and products that accompany and enhance the abilities of our BMS to meet the needs of the growing advanced energy storage market.

We are primarily focusing on the lift equipment market targeting dealers and distributors, and secondarily, on the airline ground support equipment market.  In January 2016, we obtained certification from Underwriters Laboratory (“UL”) on our LiFT Packs for forklift use listed to UL 2271. The UL Listing, issued by UL, a global safety science organization, demonstrates the quality, safety and reliability of our LiFT Pack line for customers, distributors, dealers and OEM partners. We believe we have emerged from this effort with a substantially enhanced product line, particularly in the areas of overall design and durability, as well as, features that improve our LiFT Packs’ value and performance for customers. We passed our Initial Production Inspection by UL to allow LiFT Packs with the UL Listing to be shipped and two subsequent surprise UL inspections. We shipped our first UL certified LiFT Pack to our customers beginning in May 2016. Our LiFT Packs are now the first and only UL Listed lithium-ion batteries available. During the fourth quarter of fiscal year 2016, we also developed specialized assembly and testing stations designed to speed production time frames by automating many facets of testing and assembly.  We expect to see the results of these design and production enhancements, in the way of improved gross margins, during the second quarter of fiscal 2017.

In April 2016, we began piloting our custom-developed, 72-volt battery pack for use with electric aviation ground support equipment.  The pilot program, organized by Averest, Inc., a leading distributor of industrial batteries and chargers for aviation ground support equipment, was with a leading regional airline at Los Angeles International Airport. The test program wrapped up in August 2016 and was deemed a success.  Now, working with a distributor focused on the airlines, we are planning to provide more test units for additional airlines. The successful development and 3-month pilot highlights the scalability of our design and engineering capabilities, as well as, our proprietary battery management technology for a broad array of motive power applications. Importantly it also moves us into a customer price point of roughly $20,000 to $25,000 per pack for several power rating alternatives, creating an excellent new leg of growth potential.

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

We believe the following critical accounting policies and estimates affect the preparation of our financial statements:

Inventories

Inventories consist primarily of batteries, battery management systems and the related subcomponents, and are stated at the lower of cost or market. We evaluate inventories to determine if write-downs are necessary due to obsolescence or if the inventory levels are in excess of anticipated demand at market value based on consideration of historical sales and product development plans. We recorded an adjustment related to obsolete inventory in the amount of approximately $30,000 during the fiscal year ended June 30, 2016.

We reviewed our inventory valuation with regard to our gross loss for the fiscal year ended June 30, 2016. The gross loss was due to factors related to new product launch, such as low volume, early higher cost designs, and limited sourcing, as well as, an increase in warranty expense of repairing products in the field and returned products. As such, we do not believe the loss is related to raw material inventory issues that would require write-downs.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, price is fixed or determinable, and collectability of the selling price is reasonably assured. Delivery occurs when risk of loss is passed to the customer, as specified by the terms of the applicable customer agreements. When a product is sold on consignment, the item remains in our inventory and revenue is not recognized until the product is ultimately sold to the end user. When a right of return exists, contractually or implied, the Company recognizes revenue on the sell-through method. Under this method, revenue is not recognized upon delivery of the product. Instead, the Company records deferred revenue upon delivery and recognize revenue when the product are sold through to the end user. As of June 30, 2016 and 2015 the Company did not have any deferred revenue.

Derivative Financial Instruments

We follow Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic No. 815, Derivatives and Hedging to classify and value warrant liabilities. Warrants classified as derivative liabilities are recorded at their fair values at the issuance date and are revalued at each subsequent reporting date, using a Monte Carlo simulation model (see Note 8, to the financial statements).

We have certain outstanding warrants, issued in 2013, that offer the holders of such warrants protection against dilution whereby the exercise price of the warrants can be adjusted if the Company completes a subsequent round of financing at less than $1 per share. This provision requires the warrants issued in 2013 be accounted for as derivative liabilities (See Note 8, to the financial statements).

Stock-based Compensation

We account for stock-based compensation in accordance with the provisions of FASB ASC Topic No. 718, “ Compensation-Stock Compensation ” (“ASC 718”) which establishes accounting for equity instruments exchanged for employee service, we utilize the Black-Scholes option pricing model to estimate the fair value of employee stock option awards at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions will be based on, or determined from, external data and other assumptions may be derived from our historical experience with stock-based payment arrangements. The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances.

Shipping and Handling Costs

We have simplified our treatment of shipping and handling costs for deliveries of product to customers to conform with the lift equipment industry practice. Cost to deliver sold product to customers is paid by the Company and classified in operating expense. No additional pricing for shipping is invoiced to the customer. Shipping costs of inbound inventory to build product are charged to cost of goods sold. For the years ended June 30, 2016 and 2015, costs for inbound inventory were approximately $31,000 and $19,000, respectively. Shipping costs for finished products delivered to customers totaled approximately $107,000 and $100,000 for the years ended June 30, 2016 and 2015, respectively.

Segment and Related Information

We operate as a single reportable segment.

Comparison of Results of Operations

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Annual Report.

The following table represents our statement of operations for the years ended June 30, 2016 (“Fiscal 2016”) and June 30, 2015 (“Fiscal 2015”)

	Fiscal 2016		Fiscal 2015
	$	% of Revenues	$	% of Revenues

Revenues	$558,000	100%	$715,000	100%
Cost of goods sold	1,098,000	197%	774,000	108%
Gross loss	(540,000)	-97%	(59,000)	-8%

Operating expenses:
Selling and administrative expenses	2,240,000	401%	2,108,000	295%
Amortization of prepaid advisory fees	34,000	6%	17,000	2%
Research and development	1,296,000	232%	655,000	92%
Total operating expenses	3,570,000	639%	2,780,000	389%

Operating loss	(4,110,000)	-737%	(2,839,000)	-397%
Other income (expense):
Change in fair value of derivative liabilities	11,000	2%	548,000	77%
Interest expense, net	(472,000)	-85%	(114,000)	-16%
Other expense	-	-%	(10,000)	-1%

Net loss	$(4,571,000)	-820%	$(2,415,000)	-337%

Revenues

Our product focus is primarily on lift equipment, with a strategy to expand on an opportunistic basis to adjacent applications, including stationary and portable power. We feel that we are well positioned to address these markets, which include applications such as industrial electric vehicles, such as electric forklifts, airline ground support equipment and portable power. However, we cannot guarantee that we will be successful in transitioning companies in these segments from legacy lead-acid technologies to our advanced energy storage solutions.

We currently sell products primarily through a distribution network of equipment dealers and battery distributors in North America. This distribution network mostly sells to large company, national accounts. However, we do sell certain battery packs directly to other accounts including industrial equipment manufacturers and third party integrators serving the military.

Revenues for Fiscal 2016 decreased $157,000 or 22%, compared to Fiscal 2015. This decrease in revenues was primarily attributable to our significant slowing of production associated with a model changeover to new UL Listed Packs. This model changeover included design changes driven by both UL requirements and ongoing product development changes.

Cost of Sales

Cost of sales for Fiscal 2016 increased $324,000 or 42%, compared to Fiscal 2015. The increase in cost of sales was primarily attributable to an increase in warranty expense of repairing products in the field and returned products. Our assessment and tracking of product issues indicates resolution of most problems, including assembly and product launch issues. Our LiFT Packs can be subjected to very harsh vibration in certain operational settings. We believe we have “hardened” our packs going forward to sustain the harshest of environments. However, we anticipate that we may still incur issues on packs in the field that do not have the benefit of certain fixes. As of June 30, 2016, we had approximately $120,000 accrued for product warranty liability.

Selling and Administrative Expenses

Selling and administrative expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, public company costs, consulting costs, professional fees and other expenses. Such expenses for Fiscal 2016 increased $132,000 or 6%, compared to Fiscal 2015. The increase in Fiscal 2016 resulted primarily from increased expenses in marketing and customer accommodation costs related to demo and service packs shipped to customers, administrative costs associated with documentation relating to product design changes, as well as, consulting fees paid for investor relations and advisory services related to capital raise efforts.

Amortization of Prepaid Advisory Fees

Amortization of prepaid advisory fees for Fiscal 2016 increased $17,000 or 100%, compared to Fiscal 2015. The prepaid advisory fees amortized during Fiscal 2016 relate to the fair value of shares of the Company’s common stock issued in connection with an advisory agreement with Catalyst Global LLC (“CGL”) dated February 11, 2015. The fair value of the shares issued pursuant to this agreement have been recognized over the term of the contract which expired in February 2016. The prepaid advisory fees amortized during Fiscal 2015 are related to the fair value of shares of the Company’s common stock issued in connection with an advisory agreement with CGL dated October 14, 2013 which expired in October 2014. Effective April 1, 2016, we entered into a renewal contract with CGL, pursuant to which CGL agreed to provide investor relations services for 12 months in exchange for monthly fees of $2,000 per month and 540,000 shares of restricted common stock issued as follows: 315,000 shares on June 30, 2016 for services provided during the three months ended June 30, 2016 and the balance vesting pro rata upon each of the six-, nine-, and twelve-month anniversaries of the contract. The initial tranche was valued at $0.05 per share or approximately $14,500 when issued on June 30, 2016.

Research and Development Expense

Research and development expenses for the Fiscal 2016 increased $641,000 or 98%, compared to Fiscal 2015. Such expenses consist primarily of materials, supplies, salaries and personnel related expenses, stock-based compensation expense, consulting costs, and other expenses associated with the continued development of our LiFT pack, as well as, research into new product opportunities. The increase was primarily due to testing and certification fees, an increase in personnel costs and benefits, and material and labor costs associated with the project to have UL certify our LiFT Packs. We also incurred related costs to add durability and customer requests to the design of our packs.

Change in Fair Value of Warrant Derivative Liability

We follow ASC 820 in connection with financial assets and liabilities measured at fair value on a recurring basis subsequent to initial recognition. Changes in the fair value of the warrants for Fiscal 2016 and Fiscal 2015 are included as a component of other income (expense) in the accompanying consolidated statements of operations for the respective period. The change in the fair value of the warrant derivative liabilities income for Fiscal 2016 decreased $537,000 or 98%, compared to Fiscal 2015. The decrease in the income is due primarily to a reset of the exercise price of the warrants resulting from the triggering of the warrants anti-dilution (see Note 8 to the consolidated financial statements).

Interest Expense

Interest expense for Fiscal 2016 increased $358,000 or 314%, compared to Fiscal 2015. On December 29, 2015 we entered into the Second Amendment of our Unrestricted Line of Credit (see Note 4 to the financial statement) which included, among other provisions, the reduction in the conversion price of the Unrestricted Line of Credit from $0.30 to $0.06 per share. The estimated change in fair value of the conversion price of approximately $310,000 was recorded as a deferred financing cost at the date of the Second Amendment and is being amortized over the remaining seven-month term of the amended Unrestricted Line of Credit agreement. During Fiscal 2016, we recorded approximately $266,000 of deferred financing amortization cost, which is included in interest expense in the accompanying consolidated statements of operations. Also included in Fiscal 2016 and Fiscal 2015 interest expense was approximately $118,000 and $153,000, respectively, of interest expense related to our outstanding lines of credit, as well as deferred discount amortization (see Notes 5 and 6 to the consolidated financial statements).

Net Loss

Net Loss during Fiscal 2016 increased $2,156,000 or 89%, compared to Fiscal 2015. The increase is due primarily to increased warranty expense and research and development costs, as discussed above, combined with a decrease in revenues while we transitioned over to our new UL LiFT packs.

Liquidity and Capital Resources

Overview

As of June 30, 2016, we had a cash balance of $127,000, negative working capital of approximately $720,000 and an accumulated deficit of $15,262,000. We do not have sufficient liquidity and capital resources to fund planned operations through our fiscal year ending June 30, 2017. See “Future Liquidity Needs” below.

Cash Flows

Operating Activities

Our operating activities resulted in net cash used in operations of $3,920,000 for Fiscal 2016, compared to net cash used in operations of $2,363,000 for the Fiscal 2015.

The net cash used in operating activities for Fiscal 2016 reflects the net loss of $4,571,000 for the period offset primarily by non-cash items including stock based compensation, stock issued for services and the amortization of deferred financing costs and debt discount, as well as, reductions in accounts receivables, inventories, other assets and accrued expenses.

The net cash used in operating activities for Fiscal 2015 reflects the net loss of $2,415,000 for the period offset primarily by non-cash items including the change in fair value of warrant liability, stock based compensation, stock issued for services and the amortization of debt discount, as well as, increases in accounts receivables, accounts payable and accrued expense, offset by decreases in inventories and other current assets. inventories, other assets and accrued expenses.

Investing Activities

Net cash used in investing activities for Fiscal 2016 and Fiscal 2015 totaled $5,000 and $16,000, respectively. Fiscal 2016 net cash used in investing activities resulted from the purchase of $5,000 of equipment. Net cash used in investing activities during the Fiscal 2015 consists primarily of the sale of equipment for $9,000 that was offset by purchases of equipment of $25,000.

Financing Activities

Net cash provided by financing activities during Fiscals 2016 and 2015, was $3,999,000 and $2,316,000, respectively. The increase in cash provided by financing activities is the result of continued borrowing from our Unrestricted Line of Credit with Esenjay.

Future Liquidity Needs

We have evaluated our expected cash requirements over the next twelve months, which include, but are not limited to, investments in additional sales and marketing and product development resources, capital expenditures, and working capital requirements and have determined that our existing cash resources are not sufficient to meet our anticipated needs during the next twelve months, and that additional financing is required to support current operations. Based on our current and planned levels of expenditure, we estimate that total financing proceeds of approximately $2,500,000 will be required to fund current and planned operations through June 30, 2017. In addition, we anticipate that further additional financing may be required to fund our business plan subsequent to that date, until such time as revenues and related cash flows become sufficient to support our operating costs.

We intend to continue to seek capital through the private placement of debt and equity securities. We are exploring alternative financing options and investment structures that may provide us with additional cash funding. In April 2016, our Board of Directors approved the private placement of up to 77,500,000 shares of our common stock to select accredited investors for a total amount of $3,100,000, or $0.04 per share of common stock. On July 28, 2016, our Board of Directors increased the aggregate amount offered to up to $4,000,000 and extended the termination date to August 31, 2016 (the “Offering”).   As of August 31, 2016, a total of 97,500,000 shares of common stock have been sold to ten (10) accredited investors for a total aggregate offering amount of $3,900,000 of which $2,125,000 was received in cash, $1,750,000 was received in exchange of settlement of outstanding liabilities under the Unrestricted Line of Credit with Esenjay, and $25,000 was received in the form of settlement of accounts payable to a vendor.

Between July 1, 2014 and September 26, 2016, we borrowed $4,670,000 pursuant to various related party credit facilities of which $3,750,000 has been converted to equity. As of September 26, 2016, the amount outstanding under the Unrestricted Line of Credit with Esenjay was $920,000, with an aggregate of $2,580,000 available under the Unrestricted Line of Credit for future draws at Esenjay’s discretion. The credit facility matures on January 31, 2018, but may be further extended by Esenjay, and is convertible into shares of common stock at $0.06 per share, to the extent such will not cause us to exceed our authorized number of shares of common stock.  As of September 26, 2016, Esenjay owns approximately 67% of our issued and outstanding common stock. Also, a $500,000 convertible line of credit with an unrelated party was entered into in October 2014 and matures on September 19, 2016, but can be extended if the lender provides for such in writing. As of September 26, 2016, we have borrowed $215,000 under this line of credit and $285,000 remains available for future draws.

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

Going Concern

During Fiscal 2016, we incurred net losses from operations of $4,571,000 and have incurred an accumulated deficit of $15,262,000 as of June 30, 2016. In addition, as of June 30, 2016 we had limited available cash balances and negative working capital, and were in need of additional capital to fund operations. In their report on the annual consolidated financial statements for the fiscal year ended June 30, 2016, our independent auditors included an explanatory paragraph in which they expressed substantial doubt regarding the Company’s ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to raise additional capital on a timely basis until such time as revenues and related cash flows are sufficient to fund our operations. Management’s plans are to continue to seek funding, as necessary, through private placements of equity securities.

The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. (See Note 2 to the financial statements)

Off-Balance Sheet Arrangements

As of June 30, 2016, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In July 2015, The FASB issued Accounting Standards Update (“ASU”) No. 2015-11, Inventory, which simplifies the subsequent measurement of inventory for which cost is determined by methods other than last-in first-out (“LIFO”) and the retail inventory method. For inventory within the scope of the new guidance, entities will be required to compare the cost of inventory to only one measure, its net realizable value, and not the three measures required by the existing guidance. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The new guidance should not change how entities initially measure the cost of inventory. The guidance will be effective for the Company’s fiscal year beginning July 1, 2017. Early adoption is permitted. We elected to early adopt ASU No. 2015-11 during the fourth quarter of fiscal 2016. The adoption had no impact on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The new guidance is effective for the Company’s fiscal year beginning July 1, 2016. Early adoption is permitted. We elected to early adopt ASU No. 2015-03 during the fourth quarter of fiscal 2016. The adoption had no impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments, which provides guidance on reducing the diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. In addition to other specific cash flow issues, ASU 2016-15 provides clarification on when an entity should separate cash receipts and cash payments into more than one class of cash flows and when an entity should classify those cash receipts and payments into one class of cash flows on the basis of predominance. The new guidance is effective for the fiscal years beginning after December 31, 2017, and interim periods within those fiscal years. Early adoption is permitted including an adoption in an interim period. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this ASU change the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The guidance is effective for the Company’s fiscal year beginning July 1, 2019. Early adoption is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall, primarily to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The amendments in this ASU include, among other items, guidance to classify equity securities with readily determinable fair values into different categories and require equity securities to be measured at fair value with changes in the fair value recognized through net income. The amendments allow equity investments that do not have readily determinable fair values to be re-measured at fair value either upon the occurrence of an observable price change or upon identification of an impairment. The amendments also require enhanced disclosures about those investments. The amendments improve financial reporting by providing relevant information about an entity’s equity investments and reducing the number of items that are recognized in other comprehensive income. The guidance is effective for the Company for fiscal years beginning after December 15, 2017. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, Extraordinary and Unusual Items, which eliminates the concept of extraordinary items. Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. Eliminating the extraordinary classification simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration. The new guidance is effective for the Company’s fiscal year beginning July 1, 2016. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item begin on page F-1 with the index to financial statements followed by the financial statements.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based on the management's assessment and review of our financial statements and results for the fiscal year ended June 30, 2016, we have concluded that our disclosure controls and procedures were effective for purposes stated above.

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

(a)	Management’s Report on Internal Control over Financial Reporting

Our management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. As of June 30, 2016 management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of June 30, 2016 based on the COSO criteria.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding the effectiveness of the Company’s internal control over financial reporting, as such report is not required due to the Company’s status as a smaller reporting company.

Change in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the fiscal year ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Name	Age	Position
Christopher L. Anthony	40	Chairman and Former Chief Executive Officer and President
Ronald F. Dutt	69	Director, Chief Executive Officer, Interim Chief Financial Officer, and Interim Corporate Secretary
Michael Johnson	68	Director
James Gevarges	51	Director

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

Ronald F. Dutt. Director, Chief Executive Officer, Interim Chief Financial Officer, Director and Interim Corporate Secretary. Mr. Dutt has been our chief executive officer, interim chief financial officer and director since March 19, 2014. Previously he was our chief financial officer since December 7, 2012 and our interim chief executive officer since June 28, 2013. Mr. Dutt has served as the Company’s interim corporate secretary since June 28, 2013. Mr. Dutt will serve as the interim of chief financial officer and corporate secretary until the Company and Board replaces the position(s) with qualified individuals. Prior to Flux Power, Mr. Dutt provided chief financial officer and chief operating officer consulting services during 2008 through 2012. In this capacity Mr. Dutt provided financial consulting, including strategic business modeling and managed operations. Prior to 2008, Mr. Dutt served in several capacities as executive vice president, chief financial officer and treasurer for various public and private companies including SOLA International, Directed Electronics, Fritz Companies DHL Americas, Aptera Motors, Inc., and Visa International. Currently, Mr. Dutt serves as a board member of Rising International, a not-for-profit organization in Santa Cruz, California since 2011, and as a board advisor for Tyga-Box Systems, a New York City based company since 2011. Rising International and Tyga-Box are not affiliates of the Company. Mr. Dutt holds an MBA in Finance from University of Washington and an undergraduate degree in Chemistry from the University of North Carolina. Additionally, Mr. Dutt served in the United States Navy and received an honorable discharge as a Lieutenant.

Michael Johnson, Director. Mr. Johnson has been our director since July 12, 2012. Mr. Johnson has been a director of Flux Power since it was incorporated. Since 2002, Mr. Johnson has been a director and the chief executive officer of Esenjay Petroleum Corporation (“Esenjay Petroleum”), a Delaware company located in Corpus Christi, Texas which is engaged in the business oil exploration and production. Mr. Johnson’s primary responsibility at Esenjay Petroleum is to manage the business and company as chief executive officer. Mr. Johnson is director and beneficial owner of Esenjay Investments LLC, a Delaware company engaged in the business of investing in companies, and an affiliate of the Company owning approximately 67.3% of our outstanding shares, including common shares underlying options, warrants and convertible debt that were exercisable or convertible or which would become exercisable or convertible within 60 days. As a result of Mr. Johnson’s leadership and business experience he is an industry expert in the natural gas exploration industry and brings a wealth of management and successful company building experience to the board. Mr. Johnson received a BS degree in mechanical engineering from the University of Southwestern Louisiana in 1971.

James Gevarges, Director. Mr. Gevarges served on our Board as director from July 14, 2012 to October 24, 2014 at which time he resigned. On September 30, 2015, Mr. Gevarges was reinstated as a director. Mr. Gevarges is the President, Chief Executive Officer, and a majority owner of Current Ways, Inc., a California company engaged in the business of manufacturing chargers and other components for electric vehicles, which he founded in 2010. Current Ways, Inc. is not an affiliate of the Company. Since 1991 Mr. Gevarges has also been a Director and the Chief Executive Officer of LHV Power Corporation (formerly known as HiTek Power, Corp) (“LHV Power”), a California company located in Santee, California which is engaged in the business of designing, manufacturing and marketing of power supply systems. Mr. Gevarges is the sole owner of LHV Power. LHV Power is not an affiliate of the Company. Mr. Gevarges’ primary responsibilities at LHV Power are to manage the company and business as Chief Executive Officer and President. As a result of Mr. Gevarges’ management and industry experience he is a power supply industry expert and brings an enormous amount of manufacturing and successful company management experience to the Company. Mr. Gevarges has a Bachelor’s of Science degree in electrical engineering from Louisiana State University.

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

Code of Conduct and Ethics

We have not adopted a Code of Conduct for our senior executive officers.

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

Compliance with Section 16 of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission (hereinafter referred to as the “Commission”) initial statements of beneficial ownership, reports of changes in ownership and Annual Reports concerning their ownership, of Common Stock and other of our equity securities on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% stockholders are required by Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on information available to us in public filings, we believe that all reports required by Section 16(a) for transactions in the fiscal year ended June 30, 2016, were timely filed, except as follows:

●

On September 3, 2015, Esenjay acquired 51,171,025 shares of common stock (at $0.04 per share) in consideration for cancellation of debt in the amount of $2,046,841. On September 10, 2015, a Form 4 was filed for Mr. Johnson, the sole director and beneficial owner of Esenjay, and our director.

●

On December 22, 2015, Ronald Dutt, our director, Chief Executive Officer and interim Chief Financial Officer, acquired a right to purchase up to 1,900,000 shares of our common stock.  The stock option vests over a 3 year period in quarterly installments, with 25% vesting on December 22, 2015.  The exercise price is $.05 per share (which was the closing market price on December 22, 2015).  On January 5, 2016, a Form 4 was filed for Mr. Dutt.

●

On May 5, 2016, Esenjay acquired 33,750,000 shares of common stock (at $0.04 per share) in exchange for the settlement $1,350,000 of debt owed to Esenjay by the Company. On May 18, 2016 a Form 4 was filed for Mr. Johnson, the sole director and beneficial owner of Esenjay.

●

On June 2, 2016, Esenjay acquired 6,250,000 shares of common stock (at $0.04 per share) or $250,000 in cash. On June 9, 2016 a Form 4 was filed for Mr. Johnson, the sole director and beneficial owner of Esenjay.

ITEM 11 - EXECUTIVE COMPENSATION

Compensation for our Named Executive Officers

The following table sets forth information concerning all forms of compensation earned by our named executive officers during the fiscal years ended June 30, 2016 and 2015 for services provided to the Company and its subsidiaries.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Ronald F. Dutt, Chief Executive Officer, Interim Chief Financial Officer, Director and Interim Corporate Secretary(2)	2016	$170,000	$-	$-	$48,968	$-	$-	$218,968
	2015	$170,000	$-	$-	$-	$-	$-	$170,000

(1)

The grant date fair value was determined in accordance with the provisions of FASB ASC Topic No. 718 using the Black-Scholes valuation model with assumptions described in more detail in the notes to our audited financial statements included in this report.

(2)

Mr. Dutt’s Employment Agreement effective December 11, 2012 provided for option grants of 200,000. On July 30, 2013, Mr. Dutt was granted 1,750,000 shares of non-qualified stock options. On December 22, 2015, Mr. Dutt was granted 1,900,000 shares of incentive stock options subject to certain vesting restrictions.

Benefit Plans

We do not have any profit sharing plan or similar plans for the benefit of our officers, directors or employees. However, we may establish such plan in the future.

Equity Compensation Plan Information

In connection with the Reverse Acquisition, we assumed the 2010 Option Plan. As of June 30, 2016, the number of shares of common stock outstanding under the 2010 Option Plan was 1,190,384. No additional shares of common stock may be granted under the 2010 Option Plan.

On November 26, 2014, our board of directors approved our 2014 Equity Incentive Plan (the “2014 Option Plan”), which was approved by our shareholders on February 17, 2015. The 2014 Option Plan offers selected employees, directors, and consultants the opportunity to acquire our common stock, and serves to encourage such persons to remain employed by us and to attract new employees. The 2014 Option Plan allows for the award of stock and options, up to 10,000,000 shares of our common stock. We granted 4,385,000 incentive stock options under the 2014 Option Plan during the year ended June 30, 2016.

As of June 30, 2016, we have 3,415,000 incentive stock options and 5,589,000 non-qualified options exercisable and outstanding which were granted from the 2014 Option Plan and 2010 Option Plan, respectively.

The following table sets forth certain information concerning unexercised options, stock that has not vested, and equity compensation plan awards outstanding as of June 30, 2016 for the named executive officers below:

	Option Awards(1)						Stock Awards
Name	Award Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Ronald Dutt	12/22/2015	712,500	1,187,500	1,187,500	0.05	12/22/2025	-	$-	-	$-
	7/30/2013	1,513,021	236,979	-	0.10	7/30/2023	-	$-	-	$-

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

Employment Agreements with Executive Officers

We entered into an Employment Agreement with our current chief executive officer, Ronald F. Dutt effective December 11, 2012. Mr. Dutt is an “at-will” employee of Flux Power Holdings, Inc. The Employment Agreement provides an annual salary of $170,000 and option grants of 200,000 shares of non-qualified stock options, subject to the following vesting schedule: 25% shares vest after 12 months, and remaining shares vest monthly over 36 months. Effective May 27, 2013 Mr. Dutt agreed to a temporary reduced salary of $2,776 per month or $33,312 per year. On June 28, 2013 Flux’s chief executive officer and president, Christopher Anthony tendered his resignation and the Board of Directors appointed Mr. Dutt as interim chief executive officer and corporate secretary, to assume the duties as such and to continue to hold the position of chief financial officer until further notice from the Board of Directors. Mr. Dutt is not paid additional compensation for his interim role. However, related to this added responsibility, effective July 26, 2013, the Board has authorized an increase in his salary from $2,776 to $11,333 per month, reflecting 80% restoration of the salary identified in his employment agreement dated December 7, 2012. Additionally, Mr. Dutt was granted 1,750,000 non-qualified stock options at an exercise price equal to $0.10, the fair market value of the Company’s common stock on July 30, 2013, with a vesting schedule of 50% immediately and 50% quarterly over the next four years, pursuant to the terms of the Company's form of Non-Qualified Option Agreement. On December 22, 2015 Mr. Dutt was granted 1,900,000 incentive stock options at an exercise price equal to $0.05, the fair market value of the Company’s common stock on the date of grant, with a vesting schedule of 25% immediately and 75% quarterly over the next three years, pursuant to the terms of the Company's form of Incentive Stock Option Agreement. All other terms of Mr. Dutt's employment agreement, dated December 11, 2012 remains unchanged.

There were no performance based bonuses paid for fiscal years ended June 30, 2016 and 2015.

Compensation Committee Interlocks and Insider Participation

We have not established a Compensation Committee and our Board of Directors will serve this function.

Director Independence

We currently do not have any independent directors as the term “independent” is defined by the rules of the Nasdaq Stock Market.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934, as amended, as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose of or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, subject to community property laws where applicable. As of September 26, 2016 we had a total of 249,856,478 shares of common stock issued outstanding.

The following table sets forth, as of September 26, 2016, information concerning the beneficial ownership of shares of our common stock held by our directors, our named executive officers, our directors and executive officers as a group, and each person known by us to be a beneficial owner of 5% or more of our outstanding common stock. Unless otherwise indicated, the business address of each of our directors and executive officers is c/o Flux Power Holdings, Inc., 985 Poinsettia Avenue, Suite A, Vista, California 92081. Each person has sole voting and investment power with respect to the shares of our common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percentage of Ownership

Directors and Named Executive Officers

Christopher L. Anthony, Chairman and Former Chief Executive Officer	9,118,816	(2)	3.3%
Ronald F. Dutt, Director, Chief Executive Officer and Interim Chief Financial Officer	2,439,955	(3)	0.9%
James Gevarges	6,504,878	(4)	2.4%
Michael Johnson (Esenjay Investments, LLC), Director	184,836,117	(5)	67.3%

Current Executive Officers & Directors as a Group (4 people)	202,899,766		73.9%

_________________

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

(2)	The 9,118,816 shares beneficially owned includes 8,818,816 shares of common stock and 300,000 stock options.
(3)	The 2,439,955 shares beneficially owned includes 40,997 shares of common stock and 2,398,958 stock options.
(4)	The 6,504,878 shares beneficially owned includes 5,909,408 shares of common stock and 595,470 stock options.
(5)

The 184,836,117 shares beneficially owned includes shares held by Esenjay Investments, LLC, of which Mr. Johnson is the sole director and beneficial owner. Includes 159,923,981 shares of common stock, 595,470 stock options, 8,983,333 of warrants and 15,333,333 shares issuable related to existing convertible debt so long as such conversion will not cause the Company to exceed the authorized number of shares of common stock.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

On June 26, 2013, we entered into an agreement with Security Research Associates, Inc. (“SRA”), a company which Mr. Collins, our former executive chairman is also the chief executive officer, president, director and shareholder of SRA, pursuant to which SRA agreed to provide business and advisory services. SRA served as our placement agent in connection with the Company’s 2014 Private Placement Offering (“2014 Offering”) and was paid cash compensation in the amount of 9% of the gross proceeds raised and a warrant to purchase the number of shares of our common stock equal to 9% of the aggregate gross proceeds from the 2014 Offering received by the Company from all investors (excluding Esenjay) placed by SRA divided by $0.06 per share. SRA was paid $107,460 in cash and reimbursement for related expenses of approximately $10,000 and issued a warrant to purchase 1,791,000 shares of our common stock at an exercise price of $0.06 for its services as our private placement agent in the 2014 Offering. In connection with this agreement, the estimated fair value of the warrants issued in the approximate amount of $107,460 (1,791,000 warrants at $0.06) and related expenses of approximately $10,000 was recorded as an offset to equity related to expense associated with the 2014 Offering. The Company’s contract with SRA was amended to reflect renewal to support the March 2014 placement and the August 2014 placement. For the August 2014 placement, SRA was paid $34,695 in cash commissions and awarded warrants to purchase our common stock at an exercise price of $0.09 for its services. Additionally, SRA placed a convertible line of credit with Leon Frenkel totaling $500,000 that has, at June 30, 2016 an outstanding balance of $215,000, including a warrant to purchase 1,791,667 shares of the Company’s common stock at $0.12 per share. The agreement with SRA expired on July 31, 2015.

On June 29, 2016 and August 15, 2016 two (2) accredited investors, who are siblings of Mr. Johnson, invested an aggregate of $200,000 for the purchase of 5,000,000 shares of our common stock in our Offering.

Loans from Stockholder and Conversion into Common Stock

In October 2011, we entered into a revolving promissory note agreement (“Revolving Note”) for $1,000,000 with Esenjay Investments, LLC (“Esenjay”), which is one of our major stockholders who beneficially own approximately 67.3% of our common stock as of September 26, 2016. Mr. Michael Johnson is a current member of our board of directors and is the director and beneficial owner of Esenjay. The Revolving Note had an interest rate of 8% per annum, and an original maturity date of September 30, 2013, as amended, and is secured by substantially all of the assets of the Company. On October 16, 2013, we entered into the Second Amendment to the Revolving Note pursuant to which the Revolving Note was amended to: (i) extend the maturity date from September 30, 2013, to December 31, 2015; (ii) change the interest rate on the outstanding principal amount as of October 16, 2013, and forward to 6% per annum, and (iii) grant the holder of the Revolving Note the option to convert any or all of the amount outstanding under the Revolving Note, as amended, into shares of our common stock at a conversion price of $0.30 per share until December 31, 2015.

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

On September 24, 2012, we entered into a Unrestricted Line of Credit agreement with Esenjay for $1,500,000 (“Unrestricted Line of Credit”). Borrowings under the Unrestricted Line of Credit are secured by our assets and bore interest at the rate of 8% per annum, with all unpaid principal and accrued interest due and payable on September 24, 2014. On October 16, 2013, we entered into the First Amendment to the Unrestricted Line of Credit (the “Amendment”) pursuant to which the Unrestricted Line of Credit was amended to: (i) extend the maturity date from September 24, 2014, to December 31, 2015; (ii) change the interest rate on the outstanding principal amount as of October 16, 2013, and forward to 6% per annum; (iii) increase the Unrestricted Line of Credit to $2,000,000; and (iv) grant holder the option to convert up to $400,000 of the outstanding amount under the Unrestricted Line of Credit into shares of our common stock at a conversion price of $0.06 per share until December 31, 2013, and the option to convert any or all of the remaining amount outstanding under the Unrestricted Line of Credit into shares of our common stock at a conversion price of $0.30 per share until December 31, 2015.

On September 3, 2015, the Company entered into a Loan Conversion Agreement (“Conversion Agreement”), as amended on October 6, 2015 and November 13, 2015 (the “Amendments”), with Esenjay pursuant to which we agreed to issue 51,171,025 shares of our common stock (based on $0.04 per share) (the “Shares”) in exchange for the cancellation of principal amount of $2,000,000 (“Principal Amount”) of the total $2,200,000 outstanding under the Revolving Note, the Bridge Note and the Unrestricted Line of Credit (collectively, the “Loan Agreements”), with Esenjay, plus $46,841 in accrued and unpaid interest on such Principal Amount as of September 3, 2015 (the accrued interest together with the Principal Amount referred to as the “Debt”). In connection with the Conversion Agreement, as amended, on September 9, 2015, the Company issued 51,171,025 shares (“Esenjay Shares”) to Esenjay in exchange for cancellation of Principal Amount. The Revolving Note and Bridge Note expired on December 31, 2015 and the Unrestricted Line of Credit was amended as discussed below.

On December 29, 2015, we entered into a Second Amendment to the Unrestricted Line of Credit (“Second Amendment”), with Esenjay, pursuant to which we agreed to amend certain terms of the Unrestricted Line of Credit agreement dated September 24, 2012 and amended on October 16, 2013. Under the Second Amendment, the agreement was modified and amended to (i) extended the maturity date to July 30, 2016; (ii) increased the maximum principal amount available from $2,000,000 to $2,500,000; and (iii) reduced the conversion price from $0.30 to $0.06. The estimated change in fair value of the conversion price of approximately $310,000 was determined to be a debt issuance cost, and accordingly, was recorded as a deferred financing cost at the date of the Second Amendment to be amortized over the remaining seven-month term through July 30, 2016. During the year ended June 30, 2016, we recorded approximately $266,000 of deferred financing amortization costs, which are included in interest expense in the accompanying consolidated statements of operations.

On March 29, 2016, we entered into a Third Amendment to the Unrestricted Line of Credit with Esenjay, pursuant to which the maximum principal amount available was increased to $3,500,000. In April 2016, $1,350,000 of the outstanding debt under the Unrestricted Line of Credit was settled, in conjunction with our then outstanding private placement via the issuance of 33,750,000 shares of our common stock. In August 2016, $400,000 of the outstanding debt under the Unrestricted Line of Credit was settled, in conjunction with our then outstanding private placement via the issuance of 10,000,000 shares of our common stock. See further discussion in Note 7 of our consolidated financial statements included herein. The outstanding principal balance of the Unrestricted Line of Credit as of June 30, 2016 was $1,200,000 resulting in a remaining $2,300,000 available for future draws under this agreement, subject to lender’s approval.

In April 2016, pursuant to a certain Side Letter, Esenjay agreed to limit its right of conversion under the Unrestricted Line of Credit to such number of shares so that upon conversion, if any, it will not cause the Company to exceed the authorized number of shares of common stock.

On July 28, 2016, we entered into a Fourth Amendment to the Unrestricted Line of Credit with Esenjay, pursuant to which we modified and amended to extend the maturity date to January 31, 2018. The outstanding principal balance of the Unrestricted Line of Credit as of September 26, 2016 was $920,000 resulting in a remaining $2,580,000 available for future draws under this agreement, subject to Esenjay’s approval.

Lease Agreements

Effective July 1, 2013, the Company relocated its principal office and manufacturing to the Epic Boats (an entity founded and controlled by Chris Anthony, our former chief executive officer and board member) facility in Vista, California. The Company entered into a month-to-month sub-lease agreement for shared space with Epic Boats. On February 25, 2014, the Company entered into a two-year agreement to rent the property, at $12,130 per month, with an annual increase of 3%. The agreement provides for monthly payments of approximately 10% of the monthly rental payment, which was terminated on March 1, 2014. Subsequently, the Company became the tenant of that space and entered into a sublease with Epic Boats, as the sub-lessee in which Epic Boats agreed to pay the Company 10% of the facility costs through June 30, 2014, with March as a transition month requiring 20% of the facility cost.

The Company recorded rent expense, net of sublease income during the fiscal years ended June 30, 2016 and 2015, of approximately $137,000 and approximately $102,000, respectively.

Title Transfer and Deposit Agreements - Related Parties

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

As of this date, Flux Power began selling products to Epic Boats under Flux Power’s standard terms and conditions and has continued to sell products to Epic Boats as a customer. We have not sold any products to Epic Boats during the fiscal years ended June 30, 2016 and 2015. The customer deposits balance received from Epic Boats at June 30, 2016 and 2015 is approximately $136,000. There were no receivables outstanding from Epic Boats as of June 30, 2016 and 2015.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditor

For the fiscal years ended June 30, 2016 and 2015, the Company’s independent public accounting firm was Squar Milner LLP.

Fees Paid to Principal Independent Registered Public Accounting Firm

The aggregate fees billed by our Independent Registered Public Accounting Firm, for fiscal years ended June 30, are as follows:

	2016	2015
Audit fees(1)	$106,000	$91,000
Audit related fees(2)	-	-
Tax fees(3)	-	-
All other fees(4)	-
Total	$106,000	$91,000

(1)

Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and the review of our quarterly financial statements and those services normally provided in connection with statutory or regulatory filings or engagements including comfort letters, consents and other services related to SEC matters. This information is presented as of the latest practicable date for this annual report.

(2)

Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees.” No such fees were incurred during the fiscal years ended June 30, 2016 or 2015.

(3)	Squar Milner LLP does not provide us with tax compliance, tax advice or tax planning services.
(4)

All other fees include fees billed by our independent auditors for products or services other than as described in the immediately preceding three categories. No such fees were incurred during the fiscal years ended June 30, 2016 or 2015.

The Company’s Board of Directors serves as the Audit Committee and has unanimously approved all audit and non-audit services provided by the independent auditors. The independent accountants and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent accountants, and the fees for the services performed to date. The Company has not adopted a Charter for the Audit Committee as of June 30, 2016.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Financial Statement Schedules.

The following financial statements of Flux Power Holdings, Inc., and Report of Squar Milner LLP, independent registered public accounting firm, are included in this report:

Financial Statement Schedules: All schedules have been omitted because the required information is included in the financial statements or notes thereto or because they are not required.

See Subsection (b) below:

(b) Exhibits:

The following exhibits are filed as part of this Report

Exhibit No.	Description
2.1	Securities Exchange Agreement dated May 18, 2012. Incorporated by reference to Exhibit 2.1 on Form 8-K filed with the SEC on May 24, 2012.
2.2	Amendment No. 1 to the Securities Exchange Agreement dated June 13, 2012. Incorporated by reference to Exhibit 2.2 on Form 8-K filed with the SEC on June 18, 2012.
3.1	Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 on Form 8-K filed with the SEC on February 19, 2015.
3.2	Amended and Restated Bylaws of Flux Power Holdings, Inc. Incorporated by reference to Exhibit 3.1 on Form 8-K filed with the SEC on May 31, 2012.
10.1	Esenjay Secondary Revolving Promissory Note for Operating Capital dated October 1, 2011. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on June 18, 2012.
10.2	Esenjay Bridge Loan Promissory Note dated March 7, 2012. Incorporated by reference to Exhibit 10.2 on Form 8-K filed with the SEC on June 18, 2012.
10.3	Flux Power Holdings, Inc. 2010 Stock Plan. Incorporated by reference to Exhibit 10.5 on Form 8-K filed with the SEC on June 18, 2012.
10.4	Flux Power Holdings, Inc. 2010 Stock Plan: Form of Stock Option Agreement. Incorporated by reference to Exhibit 10.6 on Form 8-K filed with the SEC on June 18, 2012.
10.5	Form of Warrant. Incorporated by reference to Exhibit 4.1 on Form 8-K filed with the SEC on June 26, 2012.
10.6	Form of Securities Purchase Agreement. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on June 26, 2012.
10.7	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.12 on Form 8-K filed with the SEC on June 18, 2012.
10.8	Unrestricted and Open Line of Credit dated September 24, 2012. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on September 27, 2012.
10.9	Terms of Employment with Ronald F. Dutt. Incorporated by reference to Exhibit 10.16 on Form 8-K filed with the SEC on December 13, 2012.
10.10	Agreement to Amend Unrestricted and Open Line of Credit. Incorporated by reference to Exhibit 10.1 on Form 10-Q/A filed with the SEC on May 13, 2013.
10.11	Second Amendment to the Secondary Revolving Promissory Note. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on October 22, 2013.
10.12	First Amendment to the Bridge Loan Promissory Note. Incorporated by reference to Exhibit 10.2 on Form 8-K filed with the SEC on October 22, 2013.
10.13	First Amendment to the Unrestricted and Open Line of Credit. Incorporated by reference to Exhibit 10.3 on Form 8-K filed with the SEC on October 22, 2013.
10.14	Subscription Agreement Dated January 13, 2014. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on January 15, 2014.
10.15	Warrant. Incorporated by reference to Exhibit 4.1 on Form 8-K filed with the SEC on January 15, 2014.
10.16	Form of Unit Subscription. Incorporated by reference to Exhibit 10.18 on Form 10-Q filed with the SEC on February 14, 2014.
10.17	Loan Conversion Agreement. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on June 11, 2014.
10.18	Form of Unit Subscription. Incorporated by reference to Exhibit 10.22 on Form 10-K filed with the SEC on October 7, 2014.
10.19	2014 Equity Incentive Plan. Incorporated by reference to Exhibit 10.23 on Form 10-Q filed with the SEC on May 15, 2015.
10.20	Credit Facility Agreement. Incorporated by reference to Exhibit 10.01 on Form 8-K filed with the SEC on October 8, 2014
10.21	Loan Conversion Agreement. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on September 9, 2015.
10.22	Amendment to Loan Conversion Agreement by reference to Exhibit 10.2 on Form 8-K/A filed with the SEC on October 7, 2015
10.23	Amendment No. 2 to the Loan Conversion Agreement by reference to Exhibit 10.1 on Form 8-K filed with the SEC on November 16, 2015
10.24	Second Amendment to the Unrestricted and Open Line of Credit by reference to Exhibit 10.1 on Form 8-K filed with the SEC on January 5, 2016
10.25	Third Amendment to the Unrestricted and Open Line of Credit by reference to Exhibit 10.1 on Form 8-K filed with the SEC on March 31, 2016
10.26	Subscription Agreement by reference to Exhibit 10.1 on Form 8-K filed with the SEC on May 9, 2016
10.27	Fourth Amendment to the Unrestricted and Open Line of Credit by reference to Exhibit 10.1 on Form 8-K filed with the SEC on August 2, 2016
10.28	Subscription Agreement by reference to Exhibit 10.1 on Form 8-K filed with the SEC on August 19, 2016
21.1	Subsidiaries. Incorporated by reference to Exhibit 21.1 on Form 8-K filed with the SEC on June 18, 2012.

31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.*
31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.*
32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.*
32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.*
101.INS	XBRL Instance Document (*)
101.SCH	XBRL Taxonomy Extension Schema (*)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (*)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (*)
101.LAB	XBRL Taxonomy Extension Label Linkbase (*)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (*)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Flux Power Holdings, Inc.

Dated: September 26, 2016	By:	/s/ Ronald F. Dutt
Ronald F. Dutt
Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Financial and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher Anthony	Chairman of the Board	September 26, 2016
Christopher Anthony

/s/ Ronald F. Dutt	Director, Chief Executive Officer	September 26, 2016
Ronald F. Dutt	Interim Chief Financial Officer (Principal Executive Officer and Principal Financial and Principal Accounting Officer)

/s/ Michael Johnson	Director	September 26, 2016
Michael Johnson

/s/ James Gevarges	Director	September 26, 2016
James Gevarges

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Flux Power Holdings, Inc. and its subsidiary (the “Company”) as of June 30, 2016 and 2015, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Flux Power Holdings, Inc. and its subsidiary, as of June 30, 2016 and 2015, and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has incurred a significant accumulated deficit through June 30, 2016 and requires immediate additional financing to sustain its operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SQUAR MILNER LLP

San Diego, California

September 26, 2016

FLUX POWER HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2016	June 30, 2015

ASSETS

Current assets:
Cash	$127,000	$53,000
Accounts receivable	82,000	69,000
Inventories	202,000	181,000
Deferred financing costs	44,000	-
Other current assets	42,000	56,000
Total current assets	497,000	359,000

Other assets	16,000	25,000
Property, plant and equipment, net	46,000	66,000

Total assets	$559,000	$450,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$526,000	$593,000
Accrued expenses	335,000	182,000
Customer deposits from related party	136,000	136,000
Warrant derivative liability	24,000	23,000
Line of credit - related party	-	1,600,000
Line of credit, net of discount	196,000	110,000
Total current liabilities	1,217,000	2,644,000

Long term liabilities:
Line of credit - related party	1,200,000	-

Total liabilities	2,417,000	2,644,000

Commitments and contingencies (Note 13)

Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 209,375,137 and 99,464,000 shares issued and outstanding at June 30, 2016 and 2015, respectively	209,000	99,000
Additional paid-in capital	13,195,000	8,398,000
Accumulated deficit	(15,262,000)	(10,691,000)

Total stockholders’ deficit	(1,858,000)	(2,194,000)

Total liabilities and stockholders’ deficit	$559,000	$450,000

The accompanying notes are an integral part of these consolidated financial statements.

FLUX POWER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended June 30,
	2016	2015

Net revenue	$558,000	$715,000
Cost of sales	1,098,000	774,000

Gross loss	(540,000)	(59,000)

Operating expenses:
Selling and administrative expenses	2,240,000	2,108,000
Amortization of prepaid advisory fees	34,000	17,000
Research and development	1,296,000	655,000
Total operating expenses	3,570,000	2,780,000

Operating loss	(4,110,000)	(2,839,000)

Other income (expense):
Change in fair value of derivative liabilities	11,000	548,000
Interest expense	(472,000)	(114,000)
Other expense	-	(10,000)

Net loss	$(4,571,000)	$(2,415,000)

Net loss per share - basic and diluted	$(0.03)	$(0.02)

Weighted average number of common shares outstanding - basic and diluted	149,273,899	97,527,682

The accompanying notes are an integral part of these consolidated financial statements.

FLUX POWER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the Years Ended June 30, 2016 and 2015

	Common Stock		Additional
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance at June 30, 2014	93,274,000	$93,000	$7,399,000	$(8,276,000)	$(784,000)
Issuance of common stock - services	240,000	-	21,000	-	21,000
Issuance of common stock - private placement	5,950,000	6,000	495,000	-	501,000
Warrants issued related to debt financing	-	-	170,000	-	170,000
Stock-based compensation	-	-	313,000	-	313,000
Net loss	-	-	-	(2,415,000)	(2,415,000)
Balance at June 30, 2015	99,464,000	$99,000	$8,398,000	$(10,691,000)	$(2,194,000)
Issuance of common stock – conversion of related party debt to equity	84,921,000	85,000	3,312,000	-	3,397,000
Issuance of common stock - services	615,000	1,000	28,000	-	29,000
Issuance of common stock - private placement transactions, net	24,375,000	24,000	938,000	-	962,000
Private placement subscription	-	-	100,000	-	100,000
Deferred financing costs related to debt modification	-	-	310,000	-	310,000
Stock based compensation	-	-	109,000	-	109,000
Net loss	-	-	-	(4,571,000)	(4,571,000)
Balance at June 30, 2016	209,375,000	$209,000	$13,195,000	$(15,262,000)	$(1,858,000)

The accompanying notes are an integral part of these consolidated financial statements.

FLUX POWER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(4,571,000)	$(2,415,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	25,000	32,000
Amortization of prepaid advisory fees	34,000	17,000
Change in fair value of warrant liability	(11,000)	(548,000)
Stock-based compensation	109,000	237,000
Stock issuance for services	29,000	21,000
Gain on sale of property and equipment	-	(4,000)
Amortization of deferred financing costs	266,000	-
Amortization of debt discount	86,000	60,000
Changes in operating assets and liabilities:
Accounts receivable	(13,000)	71,000
Inventories	(21,000)	(96,000)
Other current assets	(11,000)	(50,000)
Accounts payable	(42,000)	133,000
Accrued expenses	200,000	179,000
Net cash used in operating activities	(3,920,000)	(2,363,000)

Cash flows from investing activities:
Purchases of equipment	(5,000)	(25,000)
Proceeds from the sale of equipment	-	9,000
Net cash used in investing activities	(5,000)	(16,000)

Cash flows from financing activities:
Proceeds from the sale of common stock and warrants	949,000	501,000
Private placement subscription	100,000	-
Borrowings from line of credit - related party and line of credit	2,950,000	1,815,000
Net cash provided by financing activities	3,999,000	2,316,000

Net change in cash	74,000	(63,000)
Cash, beginning of period	53,000	116,000

Cash, end of period	$127,000	$53,000

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Conversion of debt to equity	$3,397,000	$-
Issuance of common stock in private placement for reduction of accounts payable	$25,000	$-
Warrant re-pricing modification	$(12,000)	$-
Deferred financing cost related to the line of credit – related party	$(310,000)	$-
Issuance of warrants recorded as deferred financing costs	$-	$5,000
Debt discount related to warrants and beneficial conversion feature	$-	$165,000

The accompanying notes are an integral part of these consolidated financial statements.

FLUX POWER HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016 and 2015

NOTE 1 - NATURE OF BUSINESS AND REVERSE ACQUISITION

Nature of Business

Flux Power Holdings, Inc. ("Flux") was incorporated as Olerama, Inc. in Nevada in 1998. Since its incorporation, there have been several name changes, including the change in January 2010 whereby the name was changed to Lone Pine Holdings, Inc. Following the completion of a reverse merger on June 14, 2012, as described below, Flux's operations have been conducted through its wholly owned subsidiary, Flux Power, Inc. (“Flux Power”), a California corporation (collectively, the "Company").

Flux Power develops and sells rechargeable advanced energy storage systems. The Company has structured its business around its core technology, “The Battery Management System” (“BMS”). The Company’s BMS provides three critical functions to their battery systems: cell balancing, monitoring and error reporting. Using its proprietary management technology, the Company is able to offer complete integrated energy storage solutions or custom modular standalone systems to their clients. The Company has also developed a suite of complementary technologies and products that accompany their core products. Sales during the year ended June 30, 2016 and 2015 were primarily to customers located throughout the United States.

As used herein, the terms “we,” “us,” “our,”, “Flux” and “Company” mean Flux Power Holdings, Inc., unless otherwise indicated. All dollar amounts herein are in U.S. dollars unless otherwise stated.

Reverse Acquisition of Flux Power Inc.

On June 14, 2012, we completed the acquisition of Flux Power (the “Reverse Acquisition”) pursuant to a Securities Exchange Agreement dated May 18, 2012 (“Exchange Agreement”) by and among Flux Power, and its shareholders, Mr. Christopher Anthony, Esenjay Investments, LLC, and Mr. James Gevarges (collectively the “Flux Power Shareholders”). In connection with the Reverse Acquisition, we purchased 100% of the issued and outstanding shares of common stock of Flux Power from the Flux Power Shareholders in exchange for 37,714,514 newly issued shares of our common stock (“Exchange Shares”) based on an exchange ratio of 2.9547039 (“Share Exchange Ratio”). As a result of the Reverse Acquisition, the Flux Power Shareholders collectively owned approximately 91% of the issued and outstanding shares of our common stock, and Flux Power became our wholly-owned operating subsidiary. The Reverse Acquisition was accounted for as a recapitalization affected by a share exchange, wherein Flux Power is considered the acquirer for accounting and financial reporting purposes and has been reflected in the accompanying consolidated financial statements as of the earliest period presented. The assets and liabilities of the acquired entity have been brought forward at their book value and no goodwill has been recognized.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred an accumulated deficit of $15,262,000 through June 30, 2016, and as of June 30, 2016 had a substantial working capital deficit. To date, our revenues and operating cash flows have not been sufficient to sustain our operations and we have relied on debt and equity financing to fund our operations. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional capital on a timely basis until such time as revenues and related cash flows are sufficient to fund our operations.

Management plans to raise additional required capital through private placements of equity securities and through draws on our existing related-party credit facility. We initiated a private placement of equity securities in April 2016 under which we are authorized by the Board of Directors to raise up to $4,000,000 (See Note 7). Through June 30, 2016, a total of $2,425,000 was raised pursuant to this private placement. Of this total, $1,050,000 was received in cash and $1,375,000 represented the settlement of outstanding liabilities.  Between July 1, 2016 and August 31, 2016 a total of $1,475,000 was raised, of which $1,075,000 was received in cash and $400,000 represented the settlement of outstanding liabilities.

As of June 30, 2016, there was an aggregate of $2,300,000 available under our existing related-party credit facility. Future borrowing under this agreement are subject to approval by the lender. Between July 1, 2016 and August 31, 2016, we borrowed an aggregate of $120,000 under this agreement (See Notes 5 and 14).  In addition, we are pursuing other investment structures that management believes may generate the necessary funding for the Company.

Although management believes that the additional required funding will be obtained, there is no guarantee we will be able to obtain the additional required funds on a timely basis or that funds will be available on terms acceptable to us. If such funds are not available when required, management will be required to curtail its investments in additional sales and marketing and product development resources, and capital expenditures, which may have a material adverse effect on our future cash flows and results of operations, and our ability to continue operating as a going concern. The accompanying financial statements do not include any adjustments that would be necessary should we be unable to continue as a going concern and, therefore, be required to liquidate its assets and discharge its liabilities in other than the normal course of business and at amounts that may differ from those reflected in the accompanying consolidated financial statements.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company’s significant accounting policies which have been consistently applied in the preparation of the accompanying consolidated financial statements follows:

Principles of Consolidation

The consolidated financial statements include Flux Power Holdings, Inc. and its wholly-owned subsidiary Flux Power, Inc. after elimination of all intercompany accounts and transactions.

Subsequent Events

Management has evaluated events subsequent to June 30, 2016, through the date of this filing with the Securities and Exchange Commission for transactions and other events that may require adjustment of and/or disclosure in such financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation for comparative purposes.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as certain financial statement disclosures. Significant estimates include valuation allowances relating to accounts receivable, inventory, and deferred tax assets, and valuation of derivative liabilities and equity instruments. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from these estimates.

Cash and Cash Equivalents

As of June 30, 2016, cash totaled approximately $127,000 and consists of funds held in a non-interest bearing bank deposit account. The Company considers all liquid short-term investments with maturities of less than three months when acquired to be cash equivalents. The Company had no cash equivalents at June 30, 2016 and 2015.

Fair Values of Financial Instruments

The carrying amount of our cash, accounts payable, accounts receivable, and accrued liabilities approximates their estimated fair values due to the short-term maturities of those financial instruments. The carrying amount of the line of credit agreement approximates its fair values as interest approximates current market interest rates for similar instruments. Management has concluded that it is not practical to determine the estimated fair value of amounts due to related parties because the transactions cannot be assumed to have been consummated at arm’s length, the terms are not deemed to be market terms, there are no quoted values available for these instruments, and an independent valuation would not be practical due to the lack of data regarding similar instruments, if any, and the associated potential costs. Derivative liabilities recorded in connection with warrants are reported at their estimated fair value, with changes in fair value reported in results of operations (see Note 10).

Except for derivative liabilities referenced above, the Company does not have any other assets or liabilities that are measured at fair value on a recurring or non-recurring basis.

Accounts Receivable and Customer Deposits

Accounts receivable are carried at their estimated collectible amounts. The Company may require advance deposits from its customers prior to shipment of the ordered products. The Company has not experienced collection issues related to its accounts receivable, and has not recorded an allowance for doubtful accounts during the fiscal year ended June 30, 2016 and 2015.

Inventories

Inventories consist primarily of battery management systems and the related subcomponents, and are stated at the lower of cost (first-in, first-out) or market. The Company evaluates inventories to determine if write-downs are necessary due to obsolescence or if the inventory levels are in excess of anticipated demand at market value based on consideration of historical sales and product development plans. The Company recorded an adjustment related to obsolete inventory in the amount of approximately $30,000 during the fiscal year ended June 30, 2016.

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

Common stock or equity instruments such as warrants issued for services to non-employees are valued at their estimated fair value at the measurement date (the date when a firm commitment for performance of the services is reached, typically the date of issuance, or when performance is complete). If the total value exceeds the par value of the stock issued, the value in excess of the par value is added to the additional paid-in-capital.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, price is fixed or determinable, and collectability of the selling price is reasonably assured. Delivery occurs when risk of loss is passed to the customer, as specified by the terms of the applicable customer agreements. When a product is sold on consignment, the item remains in our inventory and revenue is not recognized until the product is ultimately sold to the end user. When a right of return exists, contractually or implied, the Company recognizes revenue on the sell-through method. Under this method, revenue is not recognized upon delivery of the products. Instead, the Company records deferred revenue upon delivery and recognize revenue when the product are sold through to the end user. As of June 30, 2016 and 2015, the Company did not have any deferred revenue.

Product Warranties

The Company evaluates its exposure to product warranty obligations based on historical experience. Our products, primarily lift equipment packs, are warrantied for five years unless modified by a separate agreement. As of June 30, 2016 and 2015, the Company carried warranty liability of approximately $120,000 and $45,000, respectively, which is included in accrued expenses on the Company’s consolidated balance sheets.

Shipping and Handling Costs

Shipping costs for finished products delivered to customers totaled approximately $107,000 and $100,000 for the years ended June 30, 2016 and 2015, respectively. We classify the cost to deliver sold product to customers, paid by the Company in operating expense. No additional pricing for shipping is invoiced to the customer. Shipping costs of inbound inventory to build product are charged to cost of sales. For the years ended June 30, 2016 and 2015, costs for inbound inventory were approximately $31,000 and $19,000, respectively.

Impairment of Long-lived Assets

In accordance with authoritative guidance for the impairment or disposal of long-lived assets, if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through the undiscounted future operating cash flows.

If impairment is indicated, the Company measures the amount of such impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset. The Company believes that no impairment indicators were present, and accordingly no impairment losses were recognized during the fiscal years ended June 30, 2016 and 2015.

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

The Company also follows the provisions of FASB ASC Topic No.740 relating to uncertain tax provisions and has analyzed filing positions in all of the federal and state jurisdictions where the Company is required to file income tax returns, as well as all open tax years in these jurisdictions. As a result, no unrecognized tax benefits have been identified as of June 30, 2016 or June 30, 2015, and accordingly, no additional tax liabilities have been recorded.

Net Loss Per Common Share

The Company calculates basic loss per common share by dividing net loss by the weighted average number of common shares outstanding during the periods. Diluted loss per common share includes the impact from all dilutive potential common shares relating to outstanding convertible securities.

For the year ended June 30, 2016, basic and diluted weighted-average common shares outstanding were 149,273,899. The Company incurred a net loss for the years ended June 30, 2016 and 2015, and therefore, basic and diluted loss per share for the fiscal year are the same because the inclusion of potential common equivalent shares were excluded from diluted weighted-average common shares outstanding during the period, as the inclusion of such shares would be anti-dilutive. The total potentially dilutive common shares outstanding at June 30, 2015, excluded from diluted weighted-average common shares outstanding, which include common shares underlying outstanding convertible debt, stock options and warrants, were 57,952,924.  For the year ended June 30, 2015, basic and diluted weighted-average common shares outstanding were 97,527,682. The total potentially dilutive common shares outstanding at June 30, 2015, excluded from diluted weighted-average common shares outstanding, which include common shares underlying outstanding convertible debt, stock options and warrants, were 1,514,868.

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

Instruments classified as derivative liabilities are recorded initially at their estimated fair value and are re-measured each reporting period (or upon reclassification). The change in fair value is recorded on our consolidated statements of operations in other (income) expense.

The Company follows FASB ASC Topic No. 815, Derivatives and Hedging ("ASC No. 815") to classify and value warrant liabilities. Warrants classified as derivative liabilities are recorded at their fair values at the issuance date and are revalued at each subsequent reporting date. Using a Monte Carlo simulation model, multiple random price paths for the stock price are generated to simulate many possible future outcomes, which are then discounted at the risk-free rate. These simulated paths are then averaged to determine the fair value of the warrants (see Note 8).

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

New Accounting Standards

Recently Adopted Accounting Pronouncements

In July 2015, The FASB issued Accounting Standards Update (“ASU”) No. 2015-11, Inventory, which simplifies the subsequent measurement of inventory for which cost is determined by methods other than last-in first-out (“LIFO”) and the retail inventory method. For inventory within the scope of the new guidance, entities will be required to compare the cost of inventory to only one measure, its net realizable value, and not the three measures required by the existing guidance. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The new guidance should not change how entities initially measure the cost of inventory. The guidance will be effective for the Company’s fiscal year beginning July 1, 2017. Early adoption is permitted. We elected to early adopt ASU No. 2015-11 during the fourth quarter of fiscal 2016. The adoption had no impact on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The new guidance is effective for the Company’s fiscal year beginning July 1, 2016. Early adoption is permitted. We elected to early adopt ASU No. 2015-03 during the fourth quarter of fiscal 2016. The adoption had no impact on our consolidated financial statements as the deferred financing costs presented on the consolidated balance sheet as of June 30, 2016 are related to the line of credit - related party.

Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments, which provides guidance on reducing the diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. In addition to other specific cash flow issues, ASU 2016-15 provides clarification on when an entity should separate cash receipts and cash payments into more than one class of cash flows and when an entity should classify those cash receipts and payments into one class of cash flows on the basis of predominance. The new guidance is effective for the fiscal years beginning after December 31, 2017, and interim periods within those fiscal years. Early adoption is permitted including an adoption in an interim period. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this ASU change the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The guidance is effective for the Company’s fiscal year beginning July 1, 2019. Early adoption is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall, primarily to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The amendments in this ASU include, among other items, guidance to classify equity securities with readily determinable fair values into different categories and require equity securities to be measured at fair value with changes in the fair value recognized through net income. The amendments allow equity investments that do not have readily determinable fair values to be re-measured at fair value either upon the occurrence of an observable price change or upon identification of an impairment. The amendments also require enhanced disclosures about those investments. The amendments improve financial reporting by providing relevant information about an entity’s equity investments and reducing the number of items that are recognized in other comprehensive income. The guidance is effective for the Company for fiscal years beginning after December 15, 2017. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, Extraordinary and Unusual Items, which eliminates the concept of extraordinary items. Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. Eliminating the extraordinary classification simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration. The new guidance is effective for the Company’s fiscal year beginning July 1, 2016. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

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

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of the following at June 30, 2016 and 2015:

	2016	2015
Vehicles	$1,000	$1,000
Machinery and equipment	71,000	66,000
Office equipment	105,000	105,000
Furniture and Equipment	34,000	34,000
	211,000	206,000
Less: Accumulated depreciation	(165,000)	(140,000)
Property, plant and equipment, net	$46,000	$66,000

Depreciation expense was approximately $25,000 and $32,000, for fiscal years 2016 and 2015, respectively, and is included in selling and administrative expenses in the accompanying consolidated statements of operations.

NOTE 5 - RELATED PARTY DEBT AGREEMENTS

Between October 2011 and September 2012, the Company entered into three debt agreement with Esenjay Investments, LLC (“Esenjay”). Esenjay is deemed to be a related party as Mr. Michael Johnson, the beneficial owner and director of Esenjay is a current member of our board of directors and a major shareholder of the Company (owning approximately 66% of our outstanding common shares as of June 30, 2016). The three debt agreements consisted of a Bridge Loan Promissory Note, a Secondary Revolving Promissory Note and an Unrestricted Line of Credit (collectively, the “Loan Agreements”). On December 31, 2015, the Bridge Loan Promissory Note and the Secondary Revolving Promissory Note expired leaving the Unrestricted Line of Credit, with a maximum borrowing amount of $2,500,000, available for future draws. As discussed below, the Unrestricted Line of Credit has been amended resulting in an increase in the maximum borrowing amount to $3,500,000. Additional borrowings under the Unrestricted Line of Credit are subject to pre-approval by Esenjay which has no obligation to loan additional funds under the agreement. The borrowings bear an interest rate at 6% per annum and, as amended on July 28, 2016, mature on January 31, 2018.

Between July 1, 2014 and June 30, 2016, we borrowed an aggregate of $4,550,000 pursuant to these various debt agreements with Esenjay. On September 3, 2015, we entered into a Loan Conversion Agreement with Esenjay (“Conversion Agreement”), as amended on October 6, 2015 and November 13, 2015, pursuant to which we agreed to issue 51,171,025 shares of our common stock (based on $0.04 per share) in exchange for the cancellation of $2,000,000 (“Principal Amount”) of the total $2,200,000 outstanding under the Loan Agreements, plus $46,841 in accrued interest on such Principal Amount as of September 3, 2015 (the accrued interest together with the Principal Amount referred to as the “Debt”). In connection with the Conversion Agreement, as amended, on September 9, 2015, we issued 51,171,025 shares to Esenjay in exchange for settlement of the Debt.

On December 29, 2015, we entered into a Second Amendment to the Unrestricted Line of Credit (“Second Amendment”), with Esenjay which modified the following terms: (i) extended the maturity date to July 30, 2016; (ii) increased the maximum principal amount available from $2,000,000 to $2,500,000; and (iii) reduced the conversion price from $0.30 to $0.06. The estimated change in fair value of the conversion price of approximately $310,000 was determined to be a debt issuance cost, and accordingly, was recorded as a deferred financing cost at the date of the Second Amendment to be amortized over the remaining seven-month term through July 30, 2016. During the year ended June 30, 2016, we recorded approximately $266,000 of deferred financing amortization costs, which are included in interest expense in the accompanying consolidated statements of operations.

On March 29, 2016, we entered into a Third Amendment to the Unrestricted Line of Credit with Esenjay, pursuant to which the maximum principal amount available was increased to $3,500,000.

In April 2016, $1,350,000 of the outstanding debt under the Unrestricted Line of Credit was settled, in conjunction with our then outstanding private placement discussed further in Note 7, via the issuance of 33,750,000 shares of our common stock.

The common stock shares issued during fiscal 2016 as settlement of the Debt and/or Unrestricted Line of Credit have not been registered under the Securities Act. The shares were offered and sold in reliance upon exemptions from registration pursuant to Section 4(a)(2) of the Securities Act. The transactions have been accounted for as a capital transaction in accordance with FASB ASC Topic No. 470-50, “Debt, Modifications and Extinguishments”. Accordingly, no gain or loss has been recognized.

The outstanding principal balance of the Unrestricted Line of Credit as of June 30, 2016 was $1,200,000 resulting in a remaining $2,300,000 available for future draws under this agreement, subject to lender’s approval.  During fiscal 2016 and 2015, the Company recorded approximately $92,000 and $29,000, respectively of interest expense in the accompanying consolidated statements of operations related to the Unrestricted Line of Credit.  Subsequent to June 30, 2016, we have borrowed $120,000 under the credit facility and entered into a Fourth Amendment to the Unrestricted Line of Credit extending the maturity date to January 31, 2018 (see Note 14).

NOTE 6 - LINE OF CREDIT AND SHORT TERM LOAN

Line of Credit

On October 2, 2014, the Company entered into a line of credit (“Line of Credit”) agreement in the maximum amount of $500,000 with a non-related lender (“Lender”). Borrowings under the Line of Credit bear interest at 8% per annum, with all unpaid principal and accrued interest due and payable on September 19, 2016 pursuant to the terms of the Secured Convertible Promissory Note (the “Note”). In addition, at the election of Lender, all or any portion of the outstanding principal, accrued but unpaid interest and/or late charges under the Second Line of Credit may be converted into shares of the Company’s common stock at any time at a conversion price of $0.12 per share. Borrowings under the Line of Credit are guaranteed by the Company, and are secured by all of the assets of the Company pursuant to the terms of a certain Security Agreement and Guaranty Agreement dated as of October 2, 2014. Proceeds from the Line of Credit can be solely used for working capital purposes. As of June 30, 2016 and 2015, the Company had borrowed a total of $215,000 under the Line of Credit.  We are currently in the process of renegotiating the maturity date of the Line of Credit with the Lender.

In connection with the Line of Credit, the Company granted a warrant to the Lender to purchase a certain number of shares of common stock of the Company equal to the outstanding advances under the Line of Credit divided by the conversion price of $0.12, for a term of five years, at an exercise price per share equal to $0.20. Accordingly, in connection with the advance of $215,000, Lender is entitled to purchase up to 1,791,667 shares of common stock upon exercise of the warrant at $0.20 per share. The Lender has no other material relationship with the Company or its affiliates. The estimated relative fair value of warrants issued in connection with advances under the Line of Credit is recorded as a debt discount and is amortized as additional interest expense over the term of the underlying debt. The Company recorded debt discount of approximately $85,000 based on the relative fair value of these warrants. In addition, as the effective conversion price of the debt was less than the market price of the underlying common stock on the date of issuance, the Company recorded additional debt discount of approximately $80,000 related to the beneficial conversion feature. As of June 30, 2016 and 2015, the $215,000 principal amount outstanding under this agreement is presented net of unamortized debt discount totaling $19,000 and $105,000, respectively. During fiscal 2016 and 2015, the Company recorded approximately $86,000 and $60,000 of debt discount amortization, which is included in interest expense in the accompanying consolidated statements of operations.

The Company retained Security Research Associates Inc. (“SRA”), on a best-efforts basis, as its placement agent for the placement of the Line of Credit. The Company agreed to pay SRA a cash amount equal to 5% of the gross proceeds raised and a warrant for the purchase of the common stock of the Company. The number of common stock shares subject to the warrant equals 5% of the aggregate gross proceeds from the Line of Credit received by the Company from the Lender divided by $0.12 per share. The warrant will have a term of 3 years, an exercise price equal to $0.12 per share and will also include cashless exercise provisions as well as representations and warranties that are customary and standard in warrants issued to placement agents or underwriters. During fiscal 2015 and in connection with the Line of Credit, SRA earned a commission of $10,750 and warrants to purchase 89,583 shares of the Company’s common stock at $0.12 per share. Mr. Timothy Collins, the former Executive Chairman of the Company’s board of directors is the Chief Executive Officer, President, director and shareholder of SRA. On July 31, 2015, the Agency Agreement with SRA reached its termination date, and was not renewed.

NOTE 7 - STOCKHOLDERS’ DEFICIT

At June 30, 2016 the Company had 300,000,000 shares of common stock, par value of $0.001 authorized for issuance, of which 209,375,137 shares were issued and outstanding.

In addition, at June 30, 2016, the Company is authorized to issue up to 5,000,000 shares of preferred stock, par value of $0.001, in one or more classes or series within a class pursuant to the Company’s Amended and Restated Articles of Incorporation. As of June 30, 2016 and 2015 there were no shares of preferred stock issued and outstanding.

Holders of common stock are entitled to receive dividends, when, as, and if declared by the Board of Directors, out of any assets legally available to the Company. Dividends are declared and paid in an equal per-share amount on the outstanding shares of each series of common stock. To date the Board of Directors has neither declared nor paid common stock dividends to shareholders.

Common Stock and Warrants

Private Placement – Fiscal 2016

In April 2016, our Board of Directors approved the private placement of up to 77,500,000 shares of our common stock to select accredited investors for a total amount of $3,100,000, or $0.04 per share of common stock. On July 28, 2016, our Board of Directors increased the aggregate amount offered to up to $4,000,000 and extended the termination date to August 31, 2016 (the “Offering”). As of June 30, 2016, a total of $2,425,000 has been raised of which $1,050,000 was received in cash and $1,375,000 was received via the settlement of outstanding liabilities. Esenjay, our controlling shareholder and primary credit line holder, participated in the Offering as an investor by purchasing 6,250,000 shares for cash proceeds of $250,000 and 33,750,000 shares in exchange for the settlement of $1,350,000 of debt owed to Esenjay by the Company. In addition, we sold 20,000,000 shares (of which 2,500,000 shares were not issued until subsequent to June 30, 2016) shares to two unrelated accredited investors for $800,000 in cash and 625,000 shares in exchange for settlement of accounts payable to a vendor. On April 15, 2016, we entered into an agreement with Esenjay, whereby Esenjay agreed to limit its right of conversion under the Unrestricted Line of Credit to such number of shares so that upon conversion, if any, it will not cause us to exceed our authorized number of shares of common stock. The securities offered and sold in the Offering have not been registered under the Securities Act. The securities were offered and sold to accredited investors in reliance upon exemptions from registration pursuant to Rule 506 promulgated thereunder. Subsequent to June 30, 2016 we sold an additional 36,875,000 shares under the private placement (See Note 14).

The initial closing of the Offering in May 2016 at a price of $0.04 per share triggered an anti-dilution provision for warrant holders under our 2012 Private Placement pursuant to which an aggregate of 2,907,347 shares of common stock may be purchased upon exercise . As a result, the exercise price of such warrants was reduced from $0.27 to $0.15 per share. The remaining terms, including expiration dates, of all effected warrants remain unchanged. The modified exercise price of the warrants to $0.15 resulted in a repricing modification charge of $12,000 that was recorded as a cost of capital raised in connection with the offering (See Note 8 and Note 14).

Private Placements - 2015

On July 31, 2014, the Board of Directors approved a private placement equity financing that was intended to raise up to a total of $990,000. In connection with this private placement, we offered accredited investors units, consisting of 1,000,000 shares of common stock and 500,000 warrants at a purchase price of $90,000 per unit. During fiscal 2015, we have sold 5.95 units to 14 investors for total gross proceeds of approximately $536,000, pursuant to which we issued 5,949,999 shares of common stock and warrants to purchase up to 2,974,999 shares of common stock. The warrants are exercisable for three years and each warrant entitles the holder to purchase one share of common stock at $0.25 per share. SRA served as our placement agent and earned a cash commission of approximately $35,000 based on 9% of gross proceeds and earned warrants to purchase 385,500 shares of our common stock at an exercise price of $0.09 for its services. The cash commission of approximately $35,000 was recorded as a cost of equity financing. The securities offered and sold in this offering have not been registered under the Securities Act. The securities were offered and sold to accredited investors in reliance upon exemptions from registration pursuant to Rule 506 promulgated thereunder.

Advisory Agreements

Monarch Bay Securities. On October 7, 2015, we signed an engagement letter (“Agreement”) with Monarch Bay Securities (“MBS”) to assist us in raising capital. The arrangement is on a non-exclusive basis and has an initial term of six months. Pursuant to the arrangement, we have paid to MBS a non-refundable cash retainer of $20,000. The $20,000 retainer was fully expensed and is included in selling and administrative expenses during the year ended June 30, 2016 in the accompanying consolidated statement of operations. In addition, upon a successful closing of financing during the period stated in the Agreement, we will pay MBS a fee of 8% of gross proceeds raised in cash and warrants to purchase 8% of total number of shares issued and issuable by the Company to investors under each successful financing.

Catalyst Global LLC. On October 14, 2013, we entered into a contract with Catalyst Global LLC (“CGL”), pursuant to which CGL agreed to provide investor relations services for 12 months in exchange for monthly fees of $2,000 per month and 450,000 shares of restricted common stock issued as follows: 180,000 shares upon signing and 90,000 shares on each of the subsequent three-, six-, and nine-month anniversaries of the contract. The fourth tranche of 90,000 shares was issued on October 15, 2014 and was valued at $0.12 per share, or $10,800. During the year ended June 30, 2015, we recorded expense of $44,000, in connection with this agreement.

On February 11, 2015, we entered into a renewal contract with CGL, pursuant to which CGL agreed to provide investor relations services for 12 months in exchange for monthly fees of $2,000 per month and 450,000 shares of restricted common stock issued as follows: 150,000 shares upon signing and the balance vesting pro rata upon each of the three-, six-, nine-, and twelve-month anniversaries of the contract. The initial tranche was valued at $0.07 per share or $10,500 when issued on February 17, 2015, the second tranche of 75,000 shares was issued on May 11, 2015 and was valued at $0.06 per share, or $4,500, the third tranche of 75,000 shares was issued on August 11, 2015 and was valued at $0.04 per share, or $3,000, the fourth tranche of 75,000 shares was issued on November 12, 2015 and was valued at $0.05 per share, or $3,750 and the fifth and final tranche of 75,000 shares was issued on February 11, 2016 and was valued at $0.04 per share or $3,000. During the years ended June 30, 2016, and 2015 we recorded expense of approximately $20,000 and $5,000, respectively. As of June 30, 2015, the total remaining balance of the prepaid investor relation services related to the 2015 contract was approximately $10,000.

Effective April 1, 2016, we entered into a renewal contract with CGL, pursuant to which CGL agreed to provide investor relations services for 12 months in exchange for monthly fees of $2,000 per month and 540,000 shares of restricted common stock issued as follows: 315,000 shares on June 30, 2016 for services provided during the three months ended June 30, 2016 and the balance vesting pro rata upon each of the six-, nine-, and twelve-month anniversaries of the contract. The initial tranche was valued at $0.05 per share or approximately $14,500 when issued on June 30, 2016. During the year ended June 30, 2016, we recorded expense of approximately $14,500.

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

Warrant Activity

Warrant detail for the year ended June 30, 2015 is reflected below:

	Number	Weighted Average Exercise Price Per Share	Remaining Contract Term (# years)
Shares purchaseable under outstanding warrants at June 30, 2014	22,798,347	$1.21	1.95	-	3.70
Stock purchase warrants issued	5,241,749	$0.22	1.53	-	2.54
Stock purchase warrants exercised	-	$-
Shares purchasable under outstanding warrants at June 30, 2015	28,040,096	$0.21	1.53	–	3.70

No warrants have been issued or exercised during the year ended June 30, 2016.  The weighted average exercise price per share and remaining contract term of the outstanding warrants at June 30, 2016 was $0.21 and 0.95-3.75 years, respectively.

Stock-based Compensation

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

During the year ended June 30, 2016, we issued 4,385,000 incentive stock options of the Company’s common stock, with an aggregated estimated grant-date fair value of $113,000, to seventeen of our employees. During the year ended June 30, 2015, we issued 400,000 non-qualified stock options of the Company’s common stock to a consultant, pursuant to a consulting agreement entered into in December 2013. These options were valued using the Black-Scholes model on the day they were originally due to be issued per agreement, and the Company recorded an accrual in the amount of $76,000 during the year ended June 30, 2014. Such options were issued in July 2014 when the current fair value of $64,000 was determined using the Black-Scholes model. The change in fair value of $12,000 was recorded as a reduction to stock based compensation expense during the year ended June 30, 2015. We have not registered the shares of common stock underlying stock options outstanding as of June 30, 2016.

Activity in stock options during the year ended June 30, 2016 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2015	6,101,357	$0.16
Granted	4,385,000	$0.05
Exercised	-
Forfeited and cancelled	(1,482,337)	$0.12
Outstanding at June 30, 2016	9,004,020	$0.11	7.55
Exercisable at June 30, 2016	6,525,902	$0.13	6.95

Activity in stock options during the year ended June 30, 2015 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2014	6,335,695	$0.19	8.04
Granted	400,000
Exercised	-
Forfeited and cancelled	(634,338)
Outstanding at June 30, 2015	6,101,357	$0.16	7.48
Exercisable at June 30, 2015	4,749,859	$0.16	7.25

Stock-based compensation expense recognized in our consolidated statements of operations for the year ended June 30, 2016 and 2015, includes compensation expense for stock-based options and awards granted based on the grant date fair value. For options and awards granted, expenses are amortized under the straight-line method over the expected vesting period. Stock-based compensation expense recognized in the consolidated statements of operations has been reduced for estimated forfeitures of options that are subject to vesting. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

 Our average stock price during the year ended June 30, 2016, was $0.05, and as a result the intrinsic value of the exercisable options at June 30, 2016, was $4,000.

We allocated stock-based compensation expense included in the consolidated statements of operations for employee option grants and non-employee option grants as follows:

Years ended June 30,	2016	2015
Research and development	$21,000	$12,000
General and administrative	88,000	225,000
Total stock-based compensation expense	$109,000	$237,000

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. The fair value of stock options was measured at the grant date using the assumptions (annualized percentages) in the table below:

	2016			2015
Expected volatility		100%		100%
Risk free interest rate		1.31%		0.96%
Forfeiture rate	17%	-	24%	17%
Dividend yield		0%		0%
Expected term (years)		3		3

The remaining amount of unrecognized stock-based compensation expense at June 30, 2016 relating to outstanding stock options, is approximately $80,000, which is expected to be recognized over the weighted average period of 2.22 years.

NOTE 8 - Warrant Derivative Liability

In 2012, we issued warrants to certain investors and a consultant (together, the "2012 Warrant Holders") to purchase a total of 2,970,347 shares of our common stock at $0.41 per share (the "2012 Warrants").  The 2012 Warrants include exercise price re-set provisions should future equity offerings be offered at a price lower than the warrant exercise price.  In accordance with ASC No. 815, the re-set provisions are recorded as derivative liabilities in the accompanying consolidated financial statements.

Warrants classified as derivative liabilities are recorded at their fair values at the issuance date and are revalued at each subsequent reporting date.  Using the Monte Carlo simulation model these warrants were determined to have a fair value per share and aggregate value as of June 30, 2016 and an aggregate value as of June 30, 2015 as follows:

	Issued Warrants	Fair Value Per Share $ as of June 30, 2016	Total Fair Value in Aggregate $ as of June 30, 2016	Total Fair Value in Aggregate $ as of June 30, 2015

June 2012 Warrants	562,551	$0.008	$5,000	$4,000
July 2012 Warrants	338,013	$0.009	$3,000	$3,000
August 2012 Warrants	120,719	$0.010	$1,000	$1,000
October 2012 Warrants	48,287	$0.012	$1,000	$1,000
Advisory Agreement Warrants	1,837,777	$0.008	$14,000	$14,000
Total	2,907,347		$24,000	$23,000

Significant assumptions used to estimate the fair value of the warrants classified as derivative liabilities are summarized below:

	As of June 30, 2016	As of June 30, 2015
Risk-free interest rate	0.44%-0.49%	0.62%-0.76%
Expected life (average) (years)	.96–1.33	1.96-2.34
Stock price (based on prices on valuation date)	$0.05	$0.05
Exercise price	$0.15	$0.27
Expected volatility	110%	100%

As discussed in Note 7 above, during May 2016 we sold shares of our common stock at a price of $0.04 per share, thereby triggering an anti-dilution provision included in the warrants to purchase an aggregate of 2,907,347 shares of common stock upon exercise. As a result, the exercise price of such warrants was reduced to $0.15 per share. The remaining terms, including expiration dates, of all effected warrants remain unchanged.

The change in the estimated fair value of warrants classified as derivative liabilities during the year ended June 30, 2016 and 2015 was $11,000 and $548,000, respectively, and is included as a component of other income (expense) in the accompanying consolidated statements of operations (see Note 10).

NOTE 9 - INCOME TAXES

Pursuant to the provisions of FASB ASC Topic No. 740 Income Taxes (“ASC 740”), deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income taxes has been made in the accompanying statement of operations because no recoverable taxes were paid previously. Significant components of the Company’s net deferred tax assets at June 30, 2016 and 2015 are shown below. A valuation allowance of approximately $8,107,000 and $6,259,000 has been established to offset the net deferred tax assets as of June 30, 2015 and 2014, respectively, due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets.

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

	Year Ended June 30,
	2016	2015
Deferred Tax Assets:
Net operating loss carryforwards	$6,473,000	$4,694,000
Stock compensation	1,503,000	1,459,000
Other, net	131,000	106,000
Net deferred tax assets	8,107,000	6,259,000
Valuation allowance for deferred tax assets	(8,107,000)	(6,259,000)
Net deferred tax assets	$-	$-

The Company recognizes windfall tax benefits associated with the exercise of stock options directly to stockholders' equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards from windfall tax benefits occurring from January 1, 2006 onward. At June 30, 2016, deferred tax assets do not include excess tax benefits from stock-based compensation.

At June 30, 2016, the Company had unused net operating loss carryovers of approximately $16,093,000 and $16,052,000 that are available to offset future federal and state taxable income, respectively. These operating losses begin to expire in 2030.

The provision for income taxes on earnings subject to income taxes differs from the statutory federal rate at June 30, 2016 and 2015, due to the following:

	Year Ended June 30,
	2016	2015
Federal income taxes at 34%	$(1,554,000)	$(801,000)
State income taxes, net	(404,000)	(137,000)
Permanent differences and other	121,000	2,000
Change in the estimated fair market value of derivatives	(11,000)	(218,000)
Change in valuation allowance	1,848,000	1,154,000
Provision for income taxes	$-	$-

Internal Revenue Code Sections 382 limits the use of our net operating loss carryforwards if there has been a cumulative change in ownership of more than 50% within a three-year period.  The Company has not yet completed a Section 382 net operating loss analysis. In the event that such analysis determines there is a limitation on the use on net operating loss carryforwards to offset future taxable income, the recorded deferred tax asset relating to such net operating loss carryforwards will be reduced. However, as the Company has recorded a full valuation allowance against its net deferred tax assets, there is no impact on the Company’s consolidated financial statements as of June 30, 2016 and 2015.

We follow FASB ASC Topic No. 740, Income Taxes (“ASC 740”), which clarifies the accounting for uncertainty in income taxes recognized in an entity's financial, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under ASC 740, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

In accordance with ASC 740, there are no unrecognized tax benefits as of June 30, 2016 or June 30, 2015.

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

ASC 820 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following categories:

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

Following is a summary as of the reporting date of the fair values and applicable level within the fair value hierarchy of assets and liabilities measured at fair value on a recurring basis:

At June 30, 2016:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Description:
Warrant derivative liabilities	$-	$-	$24,000

At June 30, 2015:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Description:
Warrant derivative liabilities	$-	$-	$23,000

The table below sets forth a summary of changes in the fair value of our (Level 3) financial instruments for the year ended June 30, 2015:

Fair value measurements of warrants using significant unobservable inputs (Level 3)
Balance at June 30, 2015	$23,000
Change in fair value of warrant liability	(11,000)
Warrant re-pricing modification charge (Note 7)	12,000
Balance at June 30, 2016	$24,000

The fair value of our warrant derivative liabilities and the change in the estimated fair value of derivative liabilities that we recorded during fiscal year 2016, related to warrants issued in connection with our private placement transactions (see Notes 7 and 8).

Quantitative Information about Significant Unobservable Inputs used in (Level 3) Fair Value Measurements

The following table represents the Plan’s level 3 financial instruments at June 30, 2016, the valuation techniques used to measure the fair value of those financial instruments, and the significant unobservable inputs and the ranges of values for those inputs:

Instrument	Fair Value	Principal Valuation Technique	Significant Unobservable Inputs	Range of Significant Input Values

Warrant derivative liabilities	$24,000	Monte Carlo simulation	Volatility		110%
			Risk free rates	0.44%	-	0.49%
			Probability of subsequent financing		95%

NOTE 11 - OTHER RELATED PARTY TRANSACTIONS

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

The Company received $16,000 and $15,000 during the fiscal years ended June 30, 2016 and 2015, respectively, from Epic Boats under the sublease rental agreement which is recorded as a reduction to rent expense.

On October 21, 2009, we entered into an agreement with Epic Boats where Epic Boats assigned and transferred to Flux Power the entire right, title, and interest into products, technology, intellectual property, inventions and all improvements thereof, for several product types. As of that date, Flux Power began selling products to Epic Boats under Flux Power's standard terms and conditions and has continued to sell products to Epic Boats as a customer. As of June 30, 2016 and 2015, we had received approximately $136,000 from Epic Boats as deposits for various products. There were no receivables outstanding from Epic Boats as of June 30, 2016 and 2015.

NOTE 12 - CONCENTRATIONS

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and unsecured trade accounts receivable. The Company maintains cash balances at a financial institution in San Diego, California. Our cash balance at this institution is secured by the Federal Deposit Insurance Corporation up to $250,000. As of June 30, 2016, cash totaled approximately $127,000, which consists of funds held in a non-interest bearing bank deposit account. The Company has not experienced any losses in such accounts. Management believes that the Company is not exposed to any significant credit risk with respect to its cash.

Customer Concentrations

During the year ended June 30, 2016, we had three major customers that each represented more than 10% of our revenues on an individual basis, or approximately $285,000 or 51% of our total revenues.

During the year ended June 30, 2015, we had three major customers that each represented more than 10% of our revenues on an individual basis, or approximately $341,000 or 47% of our total revenues.

Suppliers/Vendor Concentrations

We obtain a limited number of components and supplies included in our products from a small group of suppliers. During the year ended June 30, 2016 we had three suppliers who accounted for more than 10% of our total purchases, on an individual basis. Purchases for these three suppliers totaled $793,000 for a total of 66% of our total purchases.

We obtain a limited number of components and supplies included in our products from a small group of suppliers. During the year ended June 30, 2015 we had three suppliers who accounted for more than 10% of our total purchases, on an individual basis. Purchases for these three suppliers totaled $528,000 for a total of 66% of our total purchases.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

From time to time, we may be involved in litigation relating to claims arising out of our operations. Since June 2015, we have been a party to a legal proceeding arising from a work related injury that took place in June 2013. We deny and dispute all liability and damage allegations made by or on behalf of the plaintiff. However, having fully considered the risks, time and costs associated with continued litigation of this claim, as well as an appeal, we have decided to fully and finally resolve and settle the dispute. Accordingly, on August 26, 2016 we entered into a settlement agreement with the plaintiff whereby in exchange for the plaintiff releasing Flux Power from any and all claims of any nature that the plaintiff had or now has or might in the future have against us, we agreed to pay the plaintiff $10,000 as settlement. Included in accrued expenses in the accompanying consolidated financial statements as of June 30, 2016 is a $10,000 accrual associated with this claim, which was paid in September 2016.

Operating Leases

 The Company’s corporate headquarters totals 22,054 square feet and is located in Vista, California.  Effective February 25, 2014, the Company entered into a two-year lease agreement for this facility with average monthly rent payments of approximately $12,000 per month and paid a security deposit of $25,000, or approximately 2 months of rent. On February 20, 2016, we entered into a First Amendment to the Lease extending the expiration of the lease to May 31, 2016 and increasing the monthly rent payments for the period from March 1, 2016 to May 31, 2016 to $14,300 per month. On May 24, 2016, we entered into a Second Amendment to the Lease extending the lease term through May 31, 2018.

The Company also subleases space to a related party, Epic Boats, on a month-to-month basis at a rate of 10% of lease expense.

Total rent expense was $137,000 and $102,000 for the years ended June 30, 2016 and 2015, respectively, net of sublease income.

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are approximately $158,000 and $162,000 for the fiscal years ending June 30, 2017 and 2018, respectively under the current lease expiring on May 31, 2018.

NOTE 14 - SUBSEQUENT EVENTS

Management has evaluated events subsequent to June 30, 2016, through the date of this filing with the SEC for transactions and other events that may require adjustment of and/or disclosure in such financial statements.

On July 28, 2016, our Board of Directors increased the aggregate amount offered under our private placement to $4,000,000 or 100,000,000 shares of our common stock and extended the termination date to August 31, 2016. During the period July 1, 2016 through August 31, 2016, we sold 36,875,000 shares of common stock, at $0.04 per share, for a total purchase price of $1,475,000 to six (6) accredited investors of which $1,075,000 was received in cash and $400,000 was received via the settlement of outstanding liabilities. Esenjay, our controlling shareholder and primary credit line holder, participated in this subsequent tranche as an investor by purchasing 10,000,000 shares in exchange for the settlement of $400,000 of debt owed to Esenjay by the Company. Additionally, two (2) of the accredited investors who invested an aggregate of $200,000 are siblings of Mr. Johnson.

As a result of the additional investments under the Offering the anti-dilution provision for warrant holders under our 2012 Private Placement was triggered (See Note 7) and as a result, the exercise price of such warrants was reduced from $0.15 to $0.14 per share. The remaining terms, including expiration dates, of all effected warrants remain unchanged.

The 36,875,000 shares discussed above have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act. Such shares were offered and sold to the accredited investors in reliance upon exemptions from registration pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D.

On July 28, 2016 we entered into a Fourth Amendment to the Unrestricted Line of Credit with Esenjay, pursuant to which we extended the maturity date of the Unrestricted Line of Credit to January 31, 2018.

On August 23, 2016 we offered our 2012 Warrant Holders the option to convert their 2012 Warrants for shares of our common stock at a conversion rate of 0.602 shares of common stock per warrant share (the "Warrant Exchange").  The Warrant Exchange was offered in order to eliminate the derivative liability accounting, valuation and reporting associated with the 2012 Warrant exercise price re-set provisions. As of September 26, 2016, one (1) 2012 Warrant Holder has accepted this offer and accordingly, we have converted his warrant to purchase 1,837,777 shares of common stock at an exercise price of $0.14 per share into 1,106,341 shares of common stock valued at $0.04 per share, or $44,254.  At September 26, 2016, warrants to purchase 1,069,570 shares of common stock remain available to convert into 643,881 shares of common stock.

During the period from July 1, 2016 through September 26, 2016 we borrowed an aggregate of $120,000 from Esenjay under our Unrestricted Line of Credit and settled $400,000 of the liability through our private placement as discussed above.  As of September 26, 2016, the amount outstanding under the Unrestricted Line of Credit was $920,000, with an aggregate of $2,580,000 available under the Unrestricted Line of Credit for future draws at Esenjay’s discretion. As of September 26, 2016, Esenjay owns approximately 64% of our issued and outstanding common stock (See Note 5).