Form 10-Q
period 2016-09-30
Flux Power Holdings, Inc.
filed 2016-11-10
CIK 1083743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 10, 2016
Common Stock, $0.001 par value	249,931,478

FLUX POWER HOLDINGS, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2016

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements. The forward-looking statements are contained principally in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” below. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would,” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements include, among other things, statements relating to:

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

•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
•	“SEC” refers to the Securities and Exchange Commission; and
•	“Securities Act” refers to the Securities Act of 1933, as amended.

PART I - Financial Information

Item 1. Financial Statements

FLUX POWER HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016 (Unaudited)	June 30, 2016

ASSETS

Current assets:
Cash	$88,000	$127,000
Accounts receivable	125,000	82,000
Inventories	270,000	202,000
Deferred financing costs	-	44,000
Other current assets	20,000	42,000
Total current assets	503,000	497,000

Other assets	16,000	16,000
Property, plant and equipment, net	38,000	46,000

Total assets	$557,000	$559,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$491,000	$526,000
Accrued expenses	330,000	335,000
Warrant derivative liability	6,000	24,000
Line of credit, net of discount	215,000	196,000
Total current liabilities	1,042,000	1,081,000

Long term liabilities:
Customer deposits from related party	136,000	136,000
Line of credit - related party	920,000	1,200,000

Total liabilities	2,098,000	2,417,000

Commitments and contingencies (Note 11)

Stockholders’ deficit:

Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 249,931,478 and 209,375,137 shares issued and outstanding at September 30, 2016 and June 30, 2016, respectively	250,000	209,000
Additional paid-in capital	14,650,000	13,195,000
Accumulated deficit	(16,441,000)	(15,262,000)

Total stockholders’ deficit	(1,541,000)	(1,858,000)

Total liabilities and stockholders’ deficit	$557,000	$559,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ending September 30,
	2016	2015

Net revenue	$293,000	$171,000
Cost of sales	460,000	238,000

Gross loss	(167,000)	(67,000)

Operating expenses:
Selling and administrative expenses	647,000	555,000
Research and development	290,000	336,000
Total operating expenses	937,000	891,000

Operating loss	$(1,104,000)	$(958,000)

Other income (expense):
Change in fair value of derivative liabilities	11,000	-
Interest expense	(42,000)	(50,000)
Other expense	(44,000)	-

Net loss	$(1,179,000)	$(1,008,000)

Net loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	230,863,490	114,537,944

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,179,000)	$(1,008,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	16,000	8,000
Change in fair value of warrant liability	(11,000)	-
Stock-based compensation	10,000	30,000
Stock issuance for services	3,000	3,000
Amortization of deferred financing costs	44,000	-
Amortization of debt discount	19,000	22,000
Changes in operating assets and liabilities:
Accounts receivable	(43,000)	(21,000)
Inventories	(68,000)	2,000
Other current assets	22,000	(46,000)
Accounts payable	(34,000)	32,000
Accrued expenses	(5,000)	22,000
Net cash used in operating activities	(1,226,000)	(956,000)

Cash flows from investing activities
Purchases of equipment	(8,000)	-
Net cash used in investing activities	(8,000)	-

Cash flows from financing activities:
Proceeds from the sale of common stock	1,075,000	-
Proceeds from line of credit - related party and line of credit	120,000	975,000
Net cash provided by financing activities	1,195,000	975,000

Net change in cash	(39,000)	19,000
Cash, beginning of period	127,000	53,000

Cash, end of period	$88,000	$72,000

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Conversion of related party debt to equity	$400,000	$2,047,000

Fair value of warrants exchanged for common stock	$7,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

NOTE 1 - NATURE OF BUSINESS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) applicable to interim reports of companies filing as a smaller reporting company. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 filed with the SEC on September 26, 2016. In the opinion of management, the accompanying condensed consolidated interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or any other future period. Certain notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Company’s Annual Report on Form 10-K have been omitted. The accompanying condensed consolidated balance sheet at June 30, 2016 has been derived from the audited balance sheet at June 30, 2016 contained in such Form 10-K.

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

Flux Power develops and sells rechargeable advanced energy storage systems. The Company has structured its business around its core technology, “The Battery Management System” (“BMS”). The Company’s BMS provides three critical functions to their battery systems: cell balancing, monitoring and error reporting. Using its proprietary management technology, the Company is able to offer complete integrated energy storage solutions or custom modular standalone systems to their clients. The Company has also developed a suite of complementary technologies and products that accompany their core products. Sales during the three months ended September 30, 2016 and 2015 were primarily to customers located throughout the United States.

As used herein, the terms “we,” “us,” “our,” “Flux” and “Company” mean Flux Power Holdings, Inc., unless otherwise indicated. All dollar amounts herein are in U.S. dollars unless otherwise stated.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred an accumulated deficit of $16,441,000 through September 30, 2016, and as of September 30, 2016 had a working capital deficit of $539,000. To date, our revenues and operating cash flows have not been sufficient to sustain our operations and we have relied on debt and equity financing to fund our operations. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional capital on a timely basis until such time as revenues and related cash flows are sufficient to fund our operations.

Management plans to raise additional required capital through private placements of equity securities and through draws on our existing related-party credit facility. We initiated a private placement of equity securities in April 2016 under which we were authorized by the Board of Directors to raise up to $4,000,000. The private placement expired on August 31, 2016 (See Note 6). For the period from April 4, 2016 through August 31, 2016, a total of $3,900,000 was raised pursuant to this private placement. Of this total, $2,125,000 was received in cash and $1,775,000 resulted from the settlement of outstanding debt.

We currently have a line of credit facility with our largest shareholder with a maximum principal amount available of $3,500,000. As of September 30, 2016 an aggregate of $2,580,000 was available for future draws at the lender’s discretion. The related party credit facility matures on January 31, 2018, but may be further extended by the lender. Between October 1, 2016 and November 10, 2016, we borrowed an aggregate of $275,000 under this agreement (See Notes 4 and 12).  In addition, we are pursuing other investment structures that management believes may generate the necessary funding for the Company.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company's significant accounting policies are described in Note 3, "Summary of Significant Accounting Policies," in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2016. There have been no material changes in these policies or their application.

Principles of Consolidation

The condensed consolidated financial statements include Flux Power Holdings, Inc. and its wholly-owned subsidiary Flux Power, Inc. after elimination of all intercompany accounts and transactions.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation for comparative purposes.

Net Loss Per Common Share

The Company calculates basic loss per common share by dividing net loss by the weighted average number of common shares outstanding during the periods. Diluted loss per common share includes the impact from all dilutive potential common shares relating to outstanding convertible securities.

For the three months ended September 30, 2016 and 2015, basic and diluted weighted-average common shares outstanding were 230,863,490 and 114,537,944, respectively. The Company incurred a net loss for the three months ended September 30, 2016 and 2015, and therefore, basic and diluted loss per share for the periods are the same because the inclusion of potential common equivalent shares were excluded from diluted weighted-average common shares outstanding during the period, as the inclusion of such shares would be anti-dilutive. The total potentially dilutive common shares outstanding at September 30, 2016 and 2015, excluded from diluted weighted-average common shares outstanding, which include common shares underlying outstanding convertible debt, stock options and warrants, were 51,140,074 and 36,812,122, respectively.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of the Company’s consolidated financial statements, and believes that these recent pronouncements will not have a material effect on the Company’s consolidated financial statements.

NOTE 4 - RELATED PARTY DEBT AGREEMENTS

Between October 2011 and September 2012, the Company entered into three debt agreement with Esenjay Investments, LLC (“Esenjay”). Esenjay is deemed to be a related party as Mr. Michael Johnson, the beneficial owner and director of Esenjay is a current member of our board of directors and a major shareholder of the Company (owning approximately 64% of our outstanding common shares as of September 30, 2016). The three debt agreements consisted of a Bridge Loan Promissory Note, a Secondary Revolving Promissory Note and an Unrestricted Line of Credit (collectively, the “Loan Agreements”). On December 31, 2015, the Bridge Loan Promissory Note and the Secondary Revolving Promissory Note expired leaving the Unrestricted Line of Credit.

The Unrestricted Line of Credit, bearing an interest rate of 6% per annum, has since been amended resulting in an increase in the maximum borrowing amount from $2,000,000 to $3,500,000, a reduction in the conversion rate of $0.30 to $0.06 per share, and an extension of the maturity date from December 31, 2015 to January 31, 2018.  The change in the conversion rate took place on December 29, 2015 and resulted in an estimated change in fair value of the conversion price of $310,000. This change in fair value was recorded as a deferred financing cost on December 29, 2016 and was amortized over the then remaining seven-month term of the Unrestricted Line of Credit. The deferred financing cost totaled $0 and $44,000 on September 30, 2016 and June 30, 2016, respectively. During the three months ended September 30, 2016, we recorded $44,000 of deferred financing amortization costs, which is included in other expense in the accompanying condensed consolidated statements of operations.

Between July 1, 2014 and September 30, 2016, we borrowed an aggregate of $4,670,000 pursuant to these various debt agreements with Esenjay. On September 3, 2015, we entered into a Loan Conversion Agreement with Esenjay, as amended on October 6, 2015 and November 13, 2015, pursuant to which we issued 51,171,025 shares of our common stock (based on $0.04 per share) in exchange for the cancellation of $2,000,000 outstanding under the Loan Agreements, plus $46,841 in accrued interest. In conjunction with our then outstanding private placement (see Note 6) between April 1, 2016 and August 31, 2016, $1,750,000 of the outstanding debt under the Unrestricted Line of Credit was settled via the issuance of 43,750,000 shares of our common stock.

As of September 30, 2016 the outstanding principal balance of the Unrestricted Line of Credit was $920,000 resulting in $2,580,000 available for future draws. Borrowings under the Unrestricted Line of Credit are subject to pre-approval by Esenjay which has no obligation to loan additional funds. During the three months ended September 30, 2016 and 2015, the Company recorded approximately $16,000 and $20,000 of interest expense related to the Unrestricted Line of Credit, respectively.  Subsequent to September 30, 2016, we have borrowed an additional $275,000 under the Unrestricted Line of Credit (see Note 12).

NOTE 5 - LINE OF CREDIT

Line of Credit

On October 2, 2014, the Company entered into a line of credit (“Line of Credit”) agreement in the maximum amount of $500,000 with a non-related lender (“Lender”). Borrowings under the Line of Credit bear interest at 8% per annum, with all unpaid principal and accrued interest due and payable on September 19, 2016 pursuant to the terms of the Secured Convertible Promissory Note (the “Note”). In addition, at the election of Lender, all or any portion of the outstanding principal, accrued but unpaid interest and/or late charges under the Line of Credit may be converted into shares of the Company’s common stock at any time at a conversion price of $0.12 per share. Borrowings under the Line of Credit are guaranteed by the Company, and are secured by all of the assets of the Company pursuant to the terms of a certain Security Agreement and Guaranty Agreement dated as of October 2, 2014. Proceeds from the Line of Credit can be used solely for working capital purposes. As of September 30, 2016 and June 30, 2016, the Company had borrowed a total of $215,000 under the Line of Credit. Accrued interest at September 30, 2016 was $34,000. The Company’s inability to repay the Note on the September 19, 2016 due date has resulted in an event of default under the Note. Upon the occurrence of a default under the Note, the outstanding obligations are subject to a default interest rate of 18% and a penalty fee. In addition, Lender may exercise its rights as a secured party under the Security Agreement. We are currently in the process of renegotiating with Lender terms to remedy the event of default. As of the filing date of this Quarterly Report on Form 10-Q, Lender has not issued a notice of default.

In connection with the Line of Credit, the Company granted a warrant to the Lender to purchase a certain number of shares of common stock of the Company equal to the outstanding advances under the Line of Credit divided by the conversion price of $0.12, for a term of five years, at an exercise price per share equal to $0.20. Accordingly, in connection with the advance of $215,000, Lender is entitled to purchase up to 1,791,667 shares of common stock upon exercise of the warrant at $0.20 per share. The Lender has no other material relationship with the Company or its affiliates. The estimated relative fair value of warrants issued in connection with advances under the Line of Credit was recorded as a debt discount and amortized as additional interest expense over the term of the underlying debt. The Company recorded debt discount of approximately $85,000 based on the relative fair value of these warrants. In addition, as the effective conversion price of the debt was less than the market price of the underlying common stock on the date of issuance, the Company recorded additional debt discount of approximately $80,000 related to the beneficial conversion feature. As of September 30, 2016 and June 30, 2016, the $215,000 principal amount outstanding under this agreement is presented net of unamortized debt discount totaling $0 and $19,000, respectively. During the three months ended September 30, 2016 and 2015, the Company recorded debt discount amortization of approximately $19,000 and $22,000, respectively, which is included in interest expense in the accompanying condensed consolidated statements of operations.

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

NOTE 6 - STOCKHOLDERS’ DEFICIT

Common Stock and Warrants

We issued the following shares of common stock during the three months ended September 30, 2016:

	Value of Common Stock	Shares of Common Stock

Shares issued in 2016 Private Placement as Loan Conversion	$400,000	10,000,000
Shares issued in 2016 Private Placement for Cash	1,075,000	26,875,000
Shares issued in 2016 Private Placement for Private Placement Subscription	-	2,500,000
Shares issued for Services Rendered	3,000	75,000
Shares issued in Warrant Exchange	7,824	1,106,341
Total	$1,485,824	40,556,341

Private Placement –2016

In April 2016, our Board of Directors approved the private placement of up to 77,500,000 shares of our common stock to select accredited investors for a total amount of $3,100,000, or $0.04 per share of common stock. On July 28, 2016, our Board of Directors increased the aggregate amount offered to up to $4,000,000 and extended the termination date to August 31, 2016 (the “Offering”). During the three months ended September 30, 2016, $1,475,000 was raised of which $1,075,000 was received in cash and $400,000 was received via the settlement of outstanding debt. Esenjay, our controlling shareholder and primary credit line holder, participated in the Offering as an investor by purchasing 12,500,000 shares for cash proceeds of $500,000 and 10,000,000 shares in exchange for the settlement of $400,000 of debt owed to Esenjay by the Company. In addition, we sold 14,375,000 shares to unrelated accredited investors for $575,000 in cash and issued 2,500,000 shares to an unrelated accredited investor, for which we had received cash proceeds prior to June 30, 2016 of $100,000.  On April 15, 2016, we entered into an agreement with Esenjay, whereby Esenjay agreed to limit its right of conversion under the Unrestricted Line of Credit to such number of shares so that upon conversion, if any, it will not cause us to exceed our authorized number of shares of common stock. Upon termination of the Offering on August 31, 2016, we had raised a total of $3,900,000 of which $2,125,000 was received in cash and $1,775,000 was received via the settlement of outstanding debt and liabilities. The securities offered and sold in the Offering have not been registered under the Securities Act. The securities were offered and sold to accredited investors in reliance upon exemptions from registration pursuant to Rule 506 promulgated thereunder.

Advisory Agreements

Monarch Bay Securities. On October 7, 2015, we signed an engagement letter (“Agreement”) with Monarch Bay Securities (“MBS”) to assist us in raising capital. The arrangement is on a non-exclusive basis and has an initial term of six months. Pursuant to the arrangement, we have paid to MBS a non-refundable cash retainer of $20,000. The $20,000 retainer was fully expensed during the year ended June 30, 2016. In addition, upon a successful closing of financing during the period stated in the Agreement, we will pay MBS a fee of 8% of gross proceeds raised in cash and warrants to purchase 8% of total number of shares issued and issuable by the Company to investors under each successful financing. We are currently in the process of renegotiating a new agreement with MBS.

Catalyst Global LLC. Effective April 1, 2016, we entered into a renewal contract with Catalyst Global LLC (“CGL”) to provide investor relations services for 12 months in exchange for monthly fees of $2,000 per month and 540,000 shares of restricted common stock issued as follows: 315,000 shares on June 30, 2016 for services provided during the three months ended June 30, 2016 and the 75,000 shares issued upon each of the six-, nine-, and twelve-month anniversaries of the contract. The initial tranche was valued at $0.05 per share or approximately $14,500 when issued on June 30, 2016, the second tranche of 75,000 shares was issued on September 29, 2016 and was valued at $0.04 per share or $3,000. During the three months ended September 30, 2016, we recorded expense of approximately $3,000.

Warrant Activity

Warrant detail for the three months ended September 30, 2016 is reflected below:

	Number of Warrants	Weighted Average Exercise Price Per Warrant	Remaining Contract Term (# years)
Warrants outstanding and exercisable at June 30, 2016	28,040,096	$0.20	0.39	-	2.50
Warrants issued	-	$-		-
Warrants exchanged	(1,837,777)	$0.14		0.29
Warrants outstanding and exercisable at September 30, 2016	26,202,319	$0.20	0.29	-	2.23

In 2012, we issued warrants to certain investors and a consultant (together, the "2012 Warrant Holders") to purchase a total of 2,970,347 shares of our common stock at $0.41 per share (the "2012 Warrants").  On August 23, 2016 we offered our 2012 Warrant Holders the option to convert their 2012 Warrants for shares of our common stock at a conversion rate of 0.602 shares of common stock per warrant share (the "Warrant Exchange").  As of September 30, 2016, one (1) 2012 Warrant Holder has accepted this offer and accordingly, we have exchanged his warrant to purchase 1,837,777 shares of common stock at an exercise price of $0.14 per share into 1,106,341 shares of common stock valued at $0.04 per share, or approximately $44,000.  At September 30, 2016, warrants to purchase 1,069,570 shares of common stock remain available to convert into 643,881 shares of common stock (see Note 7).

The Warrant Exchange was accounted for in accordance with the Financial Accounting Standards Board, Accounting Standards Codification Topic No.480-35 Distinguishing Liabilities From Equities, Subsequent Measurement.  As such, the fair value of the warrants was calculated on the settlement date and recorded as a change in fair value of derivative liabilities.  The common stock issued in exchange for the warrants was recorded at the fair value of the remaining warrant derivative liability.

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

Activity in stock options during the three months ended September 30, 2016 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2016	9,004,020	$0.11
Granted	-
Exercised	-
Forfeited and cancelled	(801,320)	$0.25
Outstanding at September 30, 2016	8,202,700	$0.10	7.42
Exercisable at September 30, 2016	6,023,455	$0.12	6.40

Activity in stock options during the three months ended September 30, 2015 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2015	6,101,357	$0.16
Granted	-
Exercised	-
Forfeited and cancelled	(389,774)	0.30
Outstanding at September 30, 2015	5,711,583	$0.15	6.20
Exercisable at September 30, 2015	4,849,251	$0.15	6.02

Stock-based compensation expense recognized in our consolidated statements of operations for the three months ended September 30, 2016 and 2015, includes compensation expense for stock-based options and awards granted based on the grant date fair value. For options and awards granted, expenses are amortized under the straight-line method over the expected vesting period. Stock-based compensation expense recognized in the condensed consolidated statements of operations has been reduced for estimated forfeitures of options that are subject to vesting. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Our average stock price during the three months ended September 30, 2016, was $0.05, and as a result the intrinsic value of the exercisable options at September 30, 2016, was $4,000.

We allocated stock-based compensation expense included in the condensed consolidated statements of operations for employee option grants and non-employee option grants as follows:

Three months ended September 30,	2016	2015
Research and development	$7,000	$3,000
General and administrative	4,000	27,000
Total stock-based compensation expense	$11,000	$30,000

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. The fair value of stock options was measured at the grant date using the assumptions (annualized percentages) in the table below:

Three months ended September 30,	2016	2015
Expected volatility	100%	100%
Risk free interest rate	1.31%	0.96%
Forfeiture rate	23.0%	17%
Dividend yield	0%	0%
Expected term (years)	3	3

The remaining amount of unrecognized stock-based compensation expense at September 30, 2016 relating to outstanding stock options, is approximately $70,000, which is expected to be recognized over the weighted average period of 1.83 years.

NOTE 7 – WARRANT DERIVATIVE LIABILITY

The 2012 Warrants discussed in Note 6 include exercise price re-set provisions should future equity offerings be offered at a price lower than the warrant exercise price.  In accordance with ASC No. 815, the re-set provisions are recorded as derivative liabilities in the accompanying condensed consolidated financial statements.

Warrants classified as derivative liabilities are recorded at their fair values at the issuance date and are revalued at each subsequent reporting date.  These warrants were determined to have an average fair value per warrant and aggregate value as of September 30, 2016 of $0.01 and $6,000, respectively and an average fair value per warrant and aggregate value as of June 30, 2016 of $0.01 and $24,000, respectively.

Significant assumptions used to estimate the fair value of the warrants classified as derivative liabilities are summarized below:

	As of September 30, 2016			As of June 30, 2016
Risk-free interest rate		0.47%		0.44%	-	0.49%
Expected life (average) (years)	0.70	–	1.08	0.96	-	1.33
Stock price (based on prices on valuation date)		$0.05			$0.05
Exercise price		$0.14			$0.15
Expected volatility		110%			110%

As discussed in Note 6, in conjunction with the Offering, we sold shares of our common stock at a price of $0.04 per share, thereby triggering an anti-dilution provision in the 2012 Warrants. As a result, the exercise price of such warrants has been reduced to $0.14 per share as of September 30, 2016. The remaining terms, including expiration dates, of all effected warrants remain unchanged.

The change in the estimated fair value of warrants classified as derivative liabilities during the three months ended September 30, 2016 and 2015 was $10,000 and $0, respectively, and is included as a component of other income (expense) in the accompanying condensed consolidated statements of operations.

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

The fair value of our recorded derivative liabilities is determined based on unobservable inputs that are not corroborated by market data, which is a Level 3 classification. As of September 30, 2016 and June 30, 2016, the fair value of our Level 3 financial instruments was $6,000 and $24,000, respectively. The table below sets forth a summary of changes in the fair value of our Level 3 financial instruments for the three months ended September 30, 2016:

Fair value measurements of warrants using significant unobservable inputs (Level 3)
Balance at June 30, 2016	$24,000
Change in fair value of warrant liability	(11,000)
Warrant exchange for common stock (Note 6)	(7,000)
Balance at September 30, 2016	$6,000

The fair value of our warrant derivative liabilities and the change in the estimated fair value of derivative liabilities that we recorded during the three months ended September 30, 2016, related to warrants issued in connection with our private placement transactions (see Notes 6 and 7).

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

The Company received $4,000 during the three months ended September 30, 2016 and 2015, from Epic Boats under the sublease rental agreement which is recorded as a reduction to rent expense.

On October 21, 2009, we entered into an agreement with Epic Boats where Epic Boats assigned and transferred to Flux Power the entire right, title, and interest into products, technology, intellectual property, inventions and all improvements thereof, for several product types. As of September 30, 2016, we had received approximately $136,000 from Epic Boats as deposits for various products.

NOTE 10 - CONCENTRATIONS

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and unsecured trade accounts receivable. The Company maintains cash balances at a financial institution in San Diego, California. Our cash balance at this institution is secured by the Federal Deposit Insurance Corporation up to $250,000. As of September 30, 2016, cash totaled approximately $88,000, which consists of funds held in a non-interest bearing bank deposit account. The Company has not experienced any losses in such accounts. Management believes that the Company is not exposed to any significant credit risk with respect to its cash.

Customer Concentrations

During the three months ended September 30, 2016, we had 2 major customers that each represented more than 10% of our revenues on an individual basis, or approximately 50% in the aggregate.

During the three months ended September 30, 2015, we had one major customer that represented approximately 59% of our revenues.

Suppliers/Vendor Concentrations

We obtain a limited number of components and supplies included in our products from a small group of suppliers. During the three months ended September 30, 2016 we had three suppliers who accounted for more than 10% of our total inventory purchases on an individual basis or approximately 54% in the aggregate.

During the three months ended September 30, 2015 we had two suppliers who accounted for more than 10% of our total inventory purchases on an individual basis or approximately 44% in the aggregate.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

From time to time, we may be involved in litigation relating to claims arising out of our operations. Since June 2015, we have been a party to a legal proceeding arising from a work related injury that took place in June 2013. We deny and dispute all liability and damage allegations made by or on behalf of the plaintiff. However, having fully considered the risks, time and costs associated with continued litigation of this claim, as well as an appeal, we decided to fully and finally resolve and settle the dispute. Accordingly, on August 26, 2016 we entered into a settlement agreement with the plaintiff whereby in exchange for the plaintiff releasing Flux Power from any and all claims of any nature that the plaintiff had or now has or might in the future have against us, we paid the plaintiff $10,000 as settlement in September 2016.

NOTE 12 - SUBSEQUENT EVENTS

Management has evaluated events subsequent to September 30, 2016, through the date of this filing with the SEC for transactions and other events that may require adjustment of and/or disclosure in such financial statements.

On October 7, 2016, we paid back $50,000 of the principal balance owed under our Line of Credit resulting in $165,000 outstanding.

During the period from October 1, 2016 through November 10, 2016 we borrowed an aggregate of $275,000 from Esenjay under our Unrestricted Line of Credit.  As of November 10, 2016, the amount outstanding under the Unrestricted Line of Credit was $1,195,000, with an aggregate of $2,305,000 available under the Unrestricted Line of Credit for future draws at Esenjay’s discretion. As of November 10, 2016, Esenjay owns approximately 64% of our issued and outstanding common stock (See Note 4).

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the unaudited interim condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended June 30, 2016.

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

In April 2016, we began piloting our custom-developed, 72-volt battery pack for use with electric aviation ground support equipment.  The pilot program, organized by Averest, Inc., a leading distributor of industrial batteries and chargers for aviation ground support equipment, was with a leading regional airline at Los Angeles International Airport. The test program wrapped up in August 2016 and was deemed an unqualified success.  Now, working with a distributor focused on the airlines, we are planning to provide more test units for additional airlines. The successful development and 3-month pilot highlights the scalability of our design and engineering capabilities, as well as, our proprietary battery management technology for a broad array of motive power applications. Importantly it also moves us into a customer price point of roughly $20,000 to $25,000 per pack for several power rating alternatives, creating an excellent new leg of growth potential.

Segment and Related Information

We operate as a single reportable segment.

Results of Operations and Financial Condition

The following table represents our unaudited condensed consolidated statement of operations for the three months ended September 30, 2016 (“Q1 2017”) and September 30, 2015 (“Q1 2016”).

	Three months ended September 30,
	2016		2015
	$	% of Revenues	$	% of Revenues

Revenues	$293,000	100%	$171,000	100%
Cost of sales	460,000	157%	238,000	139%
Gross loss	(167,000)	-57%	(67,000)	-39%

Operating expenses:
Selling and administrative expenses	647,000	221%	555,000	325%
Research and development	290,000	99%	336,000	196%
Total operating expenses	937,000	320%	891,000	521%

Operating loss	(1,104,000)	-377%	(958,000)	-560%

Other income (expense):
Change in fair value of derivative liabilities	11,000	4%	-	0%
Interest expense, net	(42,000)	-14%	(50,000)	-29%
Other expense	(44,000)	-15%	-	0%

Net loss	$(1,179,000)	-402%	$(1,008,000)	-589%

Revenues

Our product focus is primarily on Lift Equipment, reflecting our current products for walkie pallet jacks and plans to introduce higher capacity packs in 2017 for Class I, II, and III forklifts. We also are implementing a with a strategy to expand on an opportunistic basis to adjacent applications, including airport ground service equipment in 2017. We feel that we are well positioned to address these markets, which would utilize our modular and scalable battery pack design and technology. However, we cannot guarantee that we will be successful in transitioning companies in these segments from legacy lead-acid technologies to our advanced energy storage solutions.

We currently sell products primarily through a distribution network of equipment dealers and battery distributors in North America. This distribution network mostly sells to large company, national accounts. However, we do sell certain battery packs directly to other accounts including industrial equipment manufacturers and third party integrators serving the military.

Revenues for Q1 2017, increased by $122,000 or 71%, compared to Q1 2016. This increase in revenues was directly attributable to an 84% increase in the number of LiFT Packs sold in Q1 2017 compared to Q1 2016. The increased sales resulted from the completion of design changes driven by both UL requirements and ongoing product development changes during the second half of fiscal year 2016. The increase in revenues was not as significant as the increase in packs sold due to discounts provided during Q1 2017 in order to introduce our products to the market. We anticipate that we will be able to reduce the amount of discounts provided, thus resulting in even greater revenues, once the benefits of our redesigned LiFT Packs are proven in the market place.

Cost of Sales

Cost of sales for Q1 2017, increased $222,000, or 93%, compared to Q1 2016. The increase in cost of sales is primarily related to our increase in LiFT Pack sales. As noted above, we had an increase in the number of LiFT Packs sold of approximately 84%. The increase in cost of sales was slightly higher than that due to an increase in warranty expense of repairing products in the field and returned products. Our assessment and tracking of product issues indicates resolution of all major experienced problems, including assembly and product launch issues. Our LiFT Packs, can be subjected to very harsh vibration in certain operational settings. We believe we have “hardened” our packs going forward to sustain the harshest of environments. However, we anticipate that we may still incur issues on packs in the field that do not have the benefit of certain fixes. As of September 30, 2016, we had $120,000 accrued for product warranty liability.

Selling and Administrative Expenses

Selling and administrative expenses for Q1 2017 increased $92,000 or 17%, compared to Q1 2016. Such expenses consist primarily of salaries and personnel related expenses, marketing, insurance, stock-based compensation expense, public company costs, and professional fees. The increase in Q1 2017 resulted primarily from (1) an increase in legal fees attributed to our 2016 Private Placement and the Warrant Exchange discussed in Note 6 of our condensed consolidated financial statements included herein; (2) increase marketing costs associated with the shipment of demo LiFT Packs sent to various customers to stimulate sales; (3) increased payroll costs associated with the hiring of a Director of Operations, mechanical engineer, and senior tech specialist, in March 2016 necessary to improve our production and further our presence in the Lift Equipment marketplace and; (4) increased shipping and handling costs resulting from the increase in LiFT Packs shipped during Q1 2017.

Research and Development Expense

Research and development expenses for Q1 2017 decreased $46,000 or 14%, compared to Q1 2016. Such expenses consist primarily of materials, supplies, salaries and personnel related expenses, stock-based compensation expense, consulting costs, and other expenses associated with the continued development of our LiFT Pack, as well as, research into new product opportunities, such as our aviation ground support equipment battery pack. The decrease in Q1 2017 is primarily due to decreased costs associated with our UL certification project which was substantially completed in January 2016. We anticipate research and development expenses continuing to be a significant portion of our expenses as we continue to develop new and improved products to our product line.

Change in Fair Value of Warrant Derivative Liability

We follow FASB ASC Topic No. 820, Fair Value Measurements and Disclosures (“ASC 820”) in connection with financial assets and liabilities measured at fair value on a recurring basis subsequent to initial recognition. For Q1 2017 and Q1 2016, the change in the fair value of the warrants resulted in other income of $11,000 and $0, respectively (see Note 7 in the accompanying condensed consolidated financial statements). The resulting decrease in the warrant derivative liability is primarily attributable to the decrease in the market value of our common stock and the exchange of approximately 63% of the outstanding warrants at June 30, 2016 into shares of common stock on during Q1 2017, thus eliminating a significant portion of the warrant liability at September 30, 2016.

Interest Expense

Interest expense for Q1 2017 and Q1 2016 was $42,000 and $50,000, respectively, and consists primarily of interest expense related to our outstanding lines of credit, as well as deferred discount amortization (see Notes 4 and 5 in the accompanying condensed consolidated financial statements).

Other Expense

Other expense during Q1 2017 consists of financing costs associated with our Unrestricted Line of Credit. On December 29, 2015 we entered into the Second Amendment of our Unrestricted Line of Credit which included, among other provisions, the reduction in the conversion price of the Unrestricted Line of Credit from $0.30 to $0.06 per share on December 29, 2015. The estimated change in fair value of the conversion price of approximately $310,000 was recorded as a deferred financing cost at the date of the Second Amendment and was amortized over the remaining seven-month term of the amended Unrestricted Line of Credit agreement. During the three months ended September 30, 2016, we amortized the remaining $44,000 of deferred financing costs which is included in other expenses.

Net Loss

Net losses for Q1 2017 increased $171,000 or 17%, as compared to net losses in Q1 2016.  The increase is primarily attributable to increased personnel and legal fees, as well as, financing costs as discussed above. These increases in our net loss our offset but increased revenues generated from the improved sales of our LiFT Packs.

Liquidity and Capital Resources

Overview

As of September 30, 2016, we had a cash balance of $88,000, negative working capital of $539,000, and an accumulated deficit of $16,441,000. To date, our revenues and operating cash flows have not been sufficient to sustain our operations and we have relied on debt and equity financing to fund our operations. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional capital on a timely basis until such time as revenues and related cash flows are sufficient to fund our operations. We do not have sufficient liquidity and capital resources to fund planned operations through the coming twelve months. See “Future Liquidity Needs” below.

Cash Flows

Operating Activities

Our operating activities resulted in net cash used in operations of $1,226,000 for Q1 2017, compared to net cash used in operations of $956,000 for Q1 2016.

 Net cash used in operating activities during Q1 2017, reflects the net loss of $1,179,000 for the period offset primarily by non-cash items including depreciation, the change in fair value of warrant liability, costs of financing and the amortization of debt discounts, as well as, increases in accounts receivable and inventories and a decrease in accounts payable.

Net cash used in operating activities during Q1 2016, reflects the net loss of $1,008,000 for the period offset primarily by non-cash items including stock-based compensation and the amortization of debt discount, as well as, increases in accounts receivable, prepaid and other assets, accounts payable and accrued expenses.

Investing Activities

Net cash used in investing activities during Q1 2017 consists primarily of the purchase of office equipment for $8,000. There were no investing activities during Q1 2016.

Financing Activities

Net cash provided by financing activities during Q1 2017 was $1,195,000 and consisted of $1,075,000 of proceeds from the sale of common stock and $120,000 of borrowings from our line of credit with Esenjay. Net cash provided by financing activities during Q1 2016 was $975,000 and resulted from the borrowings from our line of credit with Esenjay.

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

Between July 1, 2014 and September 30, 2016, we borrowed $4,670,000 pursuant to various related party credit facilities of which $3,750,000 has been converted to equity. As of September 30, 2016, the amount outstanding under the Unrestricted Line of Credit with Esenjay was $920,000, with an aggregate of $2,580,000 available under the Unrestricted Line of Credit for future draws at Esenjay’s discretion. As of November 10, 2016, the amount outstanding under the Unrestricted Line of Credit was $1,195,000, with an aggregate of $2,305,000 available under the Unrestricted Line of Credit for future draws. The credit facility matures on January 31, 2018, but may be further extended by Esenjay, and is convertible into shares of common stock at $0.06 per share, to the extent such will not cause us to exceed our authorized number of shares of common stock.  Esenjay owns approximately 64% of our issued and outstanding common stock as of November 10, 2016. In addition, in October 2014, pursuant to a certain Secured Convertible Promissory Note (the “Note”) a $500,000 convertible line of credit with an unrelated party (the “Lender”) was established, of which $215,000 in principal remains outstanding as of September 30, 2016. The Note matured on September 19, 2016. Our inability to repay the Note on the due date has resulted in an event of default under the Note. Upon the occurrence of a default under the Note, the outstanding obligations are subject to a default interest rate of 18% and a penalty fee. In addition, Lender may exercise its rights as a secured party under the Security Agreement. We are currently in the process of renegotiating with Lender terms to remedy the event of default. On October 7, 2016, we paid $50,000 to the Lender towards the Note’s outstanding principal.

We intend to continue to seek capital through the private placement of debt and equity securities. We are exploring alternative financing options and investment structures that may provide us with additional cash funding. However, there is no guarantee we will be able to obtain the additional required funds in the future or that funds will be available on terms acceptable to us. If such funds are not available, management will be required to curtail its investments in additional sales and marketing and product development resources, and capital expenditures, which will have a material adverse effect on our future cash flows and results of operations, and its ability to continue operating as a going concern.

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

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended June 30, 2016.

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

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with the SEC under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow for timely decisions regarding required disclosure. As required by SEC Rules 13a-15(e) and 15d-15(e) 15d-15(b), we carried out an evaluation as of the end of the fiscal quarter ended September 30, 2016, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (“Exchange Act”) and concluded that our disclosure controls and procedures were effective to ensure the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Since June 2015, we have been a party to a legal proceeding arising from a work related injury that took place in June 2013. We deny and dispute all liability and damage allegations made by or on behalf of the plaintiff. However, having fully considered the risks, time and costs associated with continued litigation of this claim, as well as an appeal, we decided to fully and finally resolve and settle the dispute. Accordingly, on August 26, 2016 we entered into a settlement agreement with the plaintiff whereby in exchange for the plaintiff releasing Flux Power from any and all claims of any nature that the plaintiff had or now has or might in the future have against us, we paid the plaintiff $10,000 as settlement in September 2016.

ITEM 1A - RISK FACTORS

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described in our Annual Report on Form 10-K as filed with the SEC on September 26, 2016 and all of the information contained in our public filings before deciding whether to purchase our common stock.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 23, 2016, we offered our 2012 Warrant Holders the option to convert their 2012 Warrants for shares of our common stock at a conversion rate of 0.602 shares of common stock per warrant share. As of September 26, 2016, one (1) 2012 Warrant Holder accepted this offer and accordingly, we have converted the warrant to originally purchase 1,837,777 shares of common stock at an exercise price of $0.14 per share into 1,106,341 shares of common stock valued at $0.04 per share, or $44,254.  Such shares were issued upon exemptions from registration pursuant to Section 4(1) of the Securities Act.

Effective April 1, 2016, we entered into a renewal contract with Catalyst Global LLC (“CGL”) to provide investor relations services for 12 months in exchange for monthly fees of $2,000 per month and 540,000 shares of restricted common stock issued as follows: 315,000 shares on June 30, 2016 for services provided during the three months ended June 30, 2016 and the 75,000 shares issued upon each of the six-, nine-, and twelve-month anniversaries of the contract. The initial tranche was valued at $0.05 per share or approximately $14,500 when issued on June 30, 2016, the second tranche of 75,000 shares was issued on September 29, 2016 and was valued at $0.04 per share or $3,000.  These shares have not been registered under the Securities Act.  Such shares were issued upon exemptions from registration pursuant to Section 4(a)(2) of the Securities Act.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

On October 2, 2014, we entered into a line of credit (“Line of Credit”) agreement with a non-related lender (“Lender”) with all unpaid principal and accrued interest due and payable on September 19, 2016 pursuant to the terms of the Secured Convertible Promissory Note (the “Note”). Borrowings under the Line of Credit are guaranteed by the Company, and are secured by all of the assets of the Company pursuant to the terms of a certain Security Agreement and Guaranty Agreement. We were unable to repay the Note and accrued interest on September 19, 2016 resulting in an event of default under the Note. Upon the occurrence of a default under the Note, the outstanding obligations are subject to a default interest rate of 18% per annum and a penalty fee of 2% of the delinquent amount. In addition, Lender may exercise its rights as a secured party under the Security Agreement. As of September 30, 2016, the Company had borrowed a total of $215,000 under the Line of Credit and had accrued interest of $34,000. We are currently in the process of renegotiating with Lender terms to remedy the event of default. On October 7, 2016, we paid $50,000 to the Lender towards the Note’s outstanding principal. As of the filing date of this Quarterly Report on Form 10-Q, Lender has not issued a notice of default.

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

Flux Power Holding, Inc.

Date: November 10, 2016	By:	/s/ Ronald F. Dutt
Name: Ronald F. Dutt
Title: Chief Executive Officer
Principal Executive Officer