Form 10-Q
period 2016-12-31
Flux Power Holdings, Inc.
filed 2017-02-14
CIK 1083743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of February 14, 2017
Common Stock, $0.001 par value	250,534,087

FLUX POWER HOLDINGS, INC.

FORM 10-Q

For the Quarterly Period Ended December 31, 2016

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements. The forward-looking statements are contained principally in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” below. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would,” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements include, among other things, statements relating to:

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

PART I - Financial Information

Item 1. Financial Statements

FLUX POWER HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2016 (Unaudited)	June 30, 2016
ASSETS

Current assets:
Cash	$72,000	$127,000
Accounts receivable	119,000	82,000
Inventories	513,000	202,000
Deferred financing costs	-	44,000
Other current assets	25,000	42,000
Total current assets	729,000	497,000

Other assets	16,000	16,000
Property, plant and equipment, net	45,000	46,000

Total assets	$790,000	$559,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$649,000	$526,000
Accrued expenses	251,000	335,000
Warrant derivative liability	3,000	24,000
Line of credit, net of discount	-	196,000
Total current liabilities	903,000	1,081,000

Long term liabilities:
Customer deposits from related party	128,000	136,000
Line of credit - related party	2,325,000	1,200,000

Total liabilities	3,356,000	2,417,000

Commitments and contingencies (Note 11)

Stockholders’ deficit:

Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-

Common stock, $0.001 par value; 300,000,000 shares authorized; 249,931,478 and 209,375,137 shares issued and outstanding at December 31, 2016 and June 30, 2016, respectively	250,000	209,000
Additional paid-in capital	14,660,000	13,195,000
Accumulated deficit	(17,476,000)	(15,262,000)

Total stockholders’ deficit	(2,566,000)	(1,858,000)

Total liabilities and stockholders’ deficit	$790,000	$559,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015

Net revenue	$181,000	$106,000	$474,000	$277,000
Cost of sales	311,000	202,000	771,000	440,000

Gross loss	(130,000)	(96,000)	(297,000)	(163,000)

Operating expenses:
Selling and administrative expenses	653,000	605,000	1,300,000	1,164,000
Research and development	219,000	469,000	509,000	801,000
Total operating expenses	872,000	1,074,000	1,809,000	1,965,000

Operating loss	(1,002,000)	(1,170,000)	(2,106,000)	(2,128,000)

Other income (expense):
Change in fair value of derivative liabilities	3,000	-	13,000	-
Interest expense	(36,000)	(46,000)	(121,000)	(96,000)

Net loss	$(1,035,000)	$(1,216,000)	$(2,214,000)	$(2,224,000)

Net loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of common shares outstanding - basic and diluted	249,931,477	150,825,082	240,449,582	132,681,921

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended December 31,

	2016	2015
Cash flows from operating activities:
Net loss	$(2,214,000)	$(2,224,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	25,000	14,000
Change in fair value of warrant liability	(13,000)	-
Stock-based compensation	20,000	78,000
Stock issuance for services	3,000	11,000
Amortization of prepaid advisory fees	-	12,000
Amortization of deferred financing costs	44,000	-
Amortization of debt discount	19,000	43,000
Changes in operating assets and liabilities:
Accounts receivable	(37,000)	(6,000)
Inventories	(311,000)	(149,000)
Other current assets	17,000	15,000
Accounts payable	124,000	141,000
Accrued expenses	(85,000)	100,000
Customer deposits	(8,000)	-
Net cash used in operating activities	(2,416,000)	(1,965,000)

Cash flows from investing activities
Purchases of equipment	(24,000)	-
Net cash used in investing activities	(24,000)	-

Cash flows from financing activities:
Repayment of line of credit	(215,000)	-
Proceeds from the sale of common stock	1,075,000	-
Proceeds from line of credit - related party and line of credit	1,525,000	1,975,000
Net cash provided by financing activities	2,385,000	1,975,000

Net change in cash	(55,000)	10,000
Cash, beginning of period	127,000	53,000

Cash, end of period	$72,000	$63,000

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Conversion of debt to equity	$400,000	$2,047,000
Deferred financing cost related to the line of credit - related party	$-	$310,000
Fair value of warrants exchanged for common stock	$7,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

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

Flux Power develops and sells rechargeable advanced energy storage systems. The Company has structured its business around its core technology, “The Battery Management System” (“BMS”). The Company’s BMS provides three critical functions to their battery systems: cell balancing, monitoring and error reporting. Using its proprietary management technology, the Company is able to offer complete integrated energy storage solutions or custom modular standalone systems to their clients. The Company has also developed a suite of complementary technologies and products that accompany their core products. Sales during the six months ended December 31, 2016 and 2015 were primarily to customers located throughout the United States.

As used herein, the terms “we,” “us,” “our,” “Flux” and “Company” mean Flux Power Holdings, Inc., unless otherwise indicated. All dollar amounts herein are in U.S. dollars unless otherwise stated.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred an accumulated deficit of $17,476,000 through December 31, 2016, and as of December 31, 2016, had a working capital deficit of $174,000. To date, our revenues and operating cash flows have not been sufficient to sustain our operations and we have relied on debt and equity financing to fund our operations. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional capital on a timely basis until such time as revenues and related cash flows are sufficient to fund our operations.

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

We currently have a line of credit facility with our largest shareholder with a maximum principal amount available of $3,500,000. As of December 31, 2016, an aggregate of $1,175,000 was available for future draws at the lender’s discretion. The related party credit facility matures on January 31, 2018, but may be further extended by the lender. Between January 1, 2017 and February 14, 2017, we borrowed an aggregate of $500,000 under this agreement (See Notes 4 and 12).  In addition, we are pursuing other investment structures that management believes may generate the necessary funding for the Company.

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

For the three months ended December 31, 2016 and 2015, basic and diluted weighted-average common shares outstanding were 249,931,477 and 150,825,082, respectively. For the six months ended December 31, 2016 and 2015, basic and diluted weighted-average common shares outstanding were 240,449,582 and 132,681,921, respectively. The Company incurred a net loss for the three and six months ended December 31, 2016 and 2015, and therefore, basic and diluted loss per share for the periods are the same because the inclusion of potential common equivalent shares were excluded from diluted weighted-average common shares outstanding during the period, as the inclusion of such shares would be anti-dilutive. The total potentially dilutive common shares outstanding at December 31, 2016 and 2015, excluded from diluted weighted-average common shares outstanding, which include common shares underlying outstanding convertible debt, stock options and warrants, were 73,191,394 and 62,353,032, respectively.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of the Company’s consolidated financial statements, and believes that these recent pronouncements will not have a material effect on the Company’s consolidated financial statements.

NOTE 4 - RELATED PARTY DEBT AGREEMENTS

Between October 2011 and September 2012, the Company entered into three debt agreement with Esenjay Investments, LLC (“Esenjay”). Esenjay is deemed to be a related party as Mr. Michael Johnson, the beneficial owner and director of Esenjay is a current member of our board of directors and a major shareholder of the Company (owning approximately 64% of our outstanding common shares as of December 31, 2016). The three debt agreements consisted of a Bridge Loan Promissory Note, a Secondary Revolving Promissory Note and an Unrestricted Line of Credit (collectively, the “Loan Agreements”). On December 31, 2015, the Bridge Loan Promissory Note and the Secondary Revolving Promissory Note expired leaving the Unrestricted Line of Credit.

The Unrestricted Line of Credit, bearing an interest rate of 6% per annum, has since been amended resulting in an increase in the maximum borrowing amount from $2,000,000 to $3,500,000, a reduction in the conversion rate of $0.30 to $0.06 per share, and an extension of the maturity date from December 31, 2015 to January 31, 2018.  The change in the conversion rate took place on December 29, 2015 and resulted in an estimated change in fair value of the conversion price of $310,000. This change in fair value was recorded as a deferred financing cost on December 29, 2016 and was amortized over the then remaining seven-month term of the Unrestricted Line of Credit. The deferred financing cost totaled $0 and $44,000 on December 31, 2016 and June 30, 2016, respectively. During the six months ended December 31, 2016, we recorded $44,000 of deferred financing amortization costs, which is included in interest expense in the accompanying condensed consolidated statements of operations.

Between July 1, 2014 and December 31, 2016, we borrowed an aggregate of $6,075,000 pursuant to these various debt agreements with Esenjay. On September 3, 2015, we entered into a Loan Conversion Agreement with Esenjay, as amended on October 6, 2015 and November 13, 2015, pursuant to which we issued 51,171,025 shares of our common stock (based on $0.04 per share) in exchange for the cancellation of $2,000,000 outstanding under the Loan Agreements, plus $46,841 in accrued interest. In conjunction with our then outstanding private placement (see Note 6) between April 1, 2016 and August 31, 2016, $1,750,000 of the outstanding debt under the Unrestricted Line of Credit was settled via the issuance of 43,750,000 shares of our common stock.

As of December 31, 2016, the outstanding principal balance of the Unrestricted Line of Credit was $2,325,000 resulting in $1,175,000 available for future draws. Borrowings under the Unrestricted Line of Credit are subject to pre-approval by Esenjay which has no obligation to loan additional funds. During the three and six months ended December 31, 2016, the Company recorded approximately $22,000 and $38,000 of interest expense related to the Unrestricted Line of Credit, respectively.  During the three and six months ended December 31, 2015, the Company recorded approximately $17,000 and $37,000 of interest expense related to the Unrestricted Line of Credit, respectively.  Subsequent to December 31, 2016, we have borrowed an additional $500,000 under the Unrestricted Line of Credit (see Note 12).

NOTE 5 - LINE OF CREDIT

Line of Credit

On October 2, 2014, the Company entered into a line of credit (“Line of Credit”) agreement in the maximum amount of $500,000 with a non-related lender (“Lender”). Borrowings under the Line of Credit bear interest at 8% per annum, with all unpaid principal and accrued interest due and payable in September 2016 pursuant to the terms of the Secured Convertible Promissory Note (the “Note”). In addition, at the election of Lender, all or any portion of the outstanding principal, accrued but unpaid interest and/or late charges under the Line of Credit may be converted into shares of the Company’s common stock at any time at a conversion price of $0.12 per share. Borrowings under the Line of Credit are guaranteed by the Company, and are secured by all of the assets of the Company pursuant to the terms of a certain Security Agreement and Guaranty Agreement dated as of October 2, 2014. Upon maturity there was $215,000 outstanding under the Note and accrued interest of $34,000. The Company did not pay the Lender upon maturity of the Line of Credit which subjected the Company to an increased interest rate of 18% and a penalty fee. The Lender did not declare the Line of Credit in default, and on December 23, 2016, the Company had repaid in full the $215,000 outstanding under the Note, accrued interest totaling approximately $42,000 and the penalty fee of approximately $5,000.

In connection with the Line of Credit, the Company granted a warrant to the Lender to purchase a certain number of shares of common stock of the Company equal to the outstanding advances under the Line of Credit divided by the conversion price of $0.12, for a term of five years, at an exercise price per share equal to $0.20. Accordingly, in connection with the advance of $215,000, Lender is entitled to purchase up to 1,791,667 shares of common stock upon exercise of the warrant at $0.20 per share. The Lender has no other material relationship with the Company or its affiliates. The estimated relative fair value of warrants issued in connection with advances under the Line of Credit was recorded as a debt discount and amortized as additional interest expense over the term of the underlying debt. The Company recorded debt discount of approximately $85,000 based on the relative fair value of these warrants. In addition, as the effective conversion price of the debt was less than the market price of the underlying common stock on the date of issuance, the Company recorded additional debt discount of approximately $80,000 related to the beneficial conversion feature. As of June 30, 2016, the $215,000 principal amount outstanding under this agreement is presented net of unamortized debt discount totaling $19,000. During the six months ended December 31, 2016 and 2015, the Company recorded debt discount amortization of approximately $19,000 and $43,000, respectively, which is included in interest expense in the accompanying condensed consolidated statements of operations.

The Company retained Security Research Associates Inc. (“SRA”), on a best-efforts basis, as its placement agent for the placement of the Line of Credit. The Company agreed to pay SRA a cash amount equal to 5% of the gross proceeds raised and a warrant for the purchase of the common stock of the Company. The number of common stock shares subject to the warrant equals 5% of the aggregate gross proceeds from the Line of Credit received by the Company from the Lender divided by $0.12 per share. The warrant had a term of 3 years, an exercise price equal to $0.12 per share and also included cashless exercise provisions as well as representations and warranties that are customary and standard in warrants issued to placement agents or underwriters. During fiscal 2015 and in connection with the Line of Credit, SRA earned a commission of $10,750 and warrants to purchase 89,583 shares of the Company’s common stock at $0.12 per share. Mr. Timothy Collins, the former Executive Chairman of the Company’s board of directors is the Chief Executive Officer, President, director and shareholder of SRA. On July 31, 2015, the Agency Agreement with SRA reached its termination date, and was not renewed.

NOTE 6 - STOCKHOLDERS’ DEFICIT

Common Stock and Warrants

We issued the following shares of common stock during the six months ended December 31, 2016:

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

Private Placement –2016

In April 2016, our Board of Directors approved the private placement of up to 77,500,000 shares of our common stock to select accredited investors for a total amount of $3,100,000, or $0.04 per share of common stock. On July 28, 2016, our Board of Directors increased the aggregate amount offered up to $4,000,000 and extended the termination date to August 31, 2016 (the “Offering”). During the period from July 1, 2016 through August 31, 2016, $1,475,000 was raised of which $1,075,000 was received in cash and $400,000 was received via the settlement of outstanding debt. Esenjay, our controlling shareholder and primary credit line holder, participated in the Offering as an investor by purchasing 12,500,000 shares for cash proceeds of $500,000 and 10,000,000 shares in exchange for the settlement of $400,000 of debt owed to Esenjay by the Company. On April 15, 2016, we entered into an agreement with Esenjay, whereby Esenjay agreed to limit its right of conversion under the Unrestricted Line of Credit to such number of shares so that upon conversion, if any, it will not cause us to exceed our authorized number of shares of common stock. In addition, we sold 14,375,000 shares to unrelated accredited investors for $575,000 in cash and issued 2,500,000 shares to an unrelated accredited investor, for which we had received cash proceeds prior to June 30, 2016 of $100,000.  Upon termination of the Offering on August 31, 2016, we had raised a total of $3,900,000 of which $2,125,000 was received in cash and $1,775,000 was received via the settlement of outstanding debt and liabilities. The securities offered and sold in the Offering have not been registered under the Securities Act. The securities were offered and sold to accredited investors in reliance upon exemptions from registration pursuant to Rule 506 promulgated thereunder.

Advisory Agreements

Boustead Securities. On December 2, 2016, we renewed our agreement with Boustead Securities, formerly known as Monarch Bay Securities, (“Boustead”) to assist us in raising capital. The arrangement is on a non-exclusive basis and has an initial term of six months. Pursuant to the arrangement, we have paid to Boustead a non-refundable cash retainer of $10,000. In addition, upon a successful closing of financing during the six-month period ending June 2, 2017, we will pay Boustead a fee of 8% of gross proceeds raised in cash and warrants to purchase 8% of total number of shares issued and issuable by the Company to investors under each successful financing.

Catalyst Global LLC. Effective April 1, 2016, we entered into a renewal contract with Catalyst Global LLC (“CGL”) to provide investor relations services for 12 months in exchange for monthly fees of $2,000 per month and 540,000 shares of restricted common stock issued as follows: 315,000 shares on June 30, 2016 for services provided during the three months ended June 30, 2016 and the 75,000 shares issued upon each of the six-, nine-, and twelve-month anniversaries of the contract. The initial tranche was valued at $0.05 per share or approximately $14,500 when issued on June 30, 2016, the second tranche of 75,000 shares was issued on September 29, 2016 and was valued at $0.04 per share or $3,000, and the third tranche of 75,000 shares was issued on January 23, 2017 and was valued at $0.04 per share or $3,000. During the three and six months ended December 31, 2016, we recorded expense of approximately $3,000 and $6,000, respectively.

Warrant Activity

Warrant detail for the six months ended December 31, 2016 is reflected below:

	Number of Warrants	Weighted Average Exercise Price Per Warrant	Remaining Contract Term (# years)
Warrants outstanding and exercisable at June 30, 2016	28,040,096	$0.20	0.39	-	2.50
Warrants issued	-	$-		-
Warrants exchanged	(1,837,777)	$0.14		-
Warrants outstanding and exercisable at December 31, 2016	26,202,319	$0.20	0.20	-	1.96

In 2012, we issued warrants to certain investors and a consultant (together, the "2012 Warrant Holders") to purchase a total of 2,970,347 shares of our common stock at $0.41 per share (the "2012 Warrants").  On August 23, 2016, we offered our 2012 Warrant Holders the option to convert their 2012 Warrants for shares of our common stock at a conversion rate of 0.602 shares of common stock per warrant share (the "Warrant Exchange").  As of December 31, 2016, one (1) 2012 Warrant Holder had accepted this offer and accordingly, we have exchanged his warrant to purchase 1,837,777 shares of common stock at an exercise price of $0.14 per share into 1,106,341 shares of common stock valued at $0.04 per share, or approximately $44,000.  Subsequent to December 31, 2016, nineteen (19) 2012 Warrant Holders agreed to exchange their warrants for common stock (see Note 12).

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

Activity in stock options during the six months ended December 31, 2016 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2016	9,004,020	$0.11
Granted	-
Exercised	-
Forfeited and cancelled	(801,320)	$0.25
Outstanding at December 31, 2016	8,202,700	$0.10	7.17
Exercisable at December 31, 2016	6,322,325	$0.11	6.55

Activity in stock options during the six months ended December 31, 2015, and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2015	6,101,357	$0.15
Granted	4,385,000	0.05
Exercised	-
Forfeited and cancelled	(389,774)	0.10
Outstanding at December 31, 2015	10,096,583	$0.11	7.72
Exercisable at December 31, 2015	6,056,827	$0.14	6.49

Stock-based compensation expense recognized in our consolidated statements of operations for the three and six months ended December 31, 2016 and 2015, includes compensation expense for stock-based options and awards granted based on the grant date fair value. For options and awards granted, expenses are amortized under the straight-line method over the expected vesting period. Stock-based compensation expense recognized in the condensed consolidated statements of operations has been reduced for estimated forfeitures of options that are subject to vesting. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Our average stock price during the six months ended December 31, 2016, was $0.04, and as a result the intrinsic value of the exercisable options at December 31, 2016, was $1,000.

We allocated stock-based compensation expense included in the condensed consolidated statements of operations for employee option grants and non-employee option grants as follows:

	For the Three Months Ended		For the Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2016	2015	2016	2015
Research and development	$3,000	$11,000	$7,000	$14,000
General and administration	7,000	37,000	13,000	64,000
Total stock-based compensation expense	$10,000	$48,000	$20,000	$78,000

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. The fair value of stock options was measured at the grant date using the assumptions (annualized percentages) in the table below:

Six months ended December 31,	2016	2015
Expected volatility	100%	100%
Risk free interest rate	1.31%	1.31%
Forfeiture rate	23.0%	17%
Dividend yield	0%	0%
Expected term (years)	3	3

The remaining amount of unrecognized stock-based compensation expense at December 31, 2016 relating to outstanding stock options, is approximately $60,000, which is expected to be recognized over the weighted average period of 1.84 years.

NOTE 7 – WARRANT DERIVATIVE LIABILITY

The 2012 Warrants discussed in Note 6 include exercise price re-set provisions should future equity offerings be offered at a price lower than the warrant exercise price.  In accordance with ASC No. 815, the re-set provisions are recorded as derivative liabilities in the accompanying condensed consolidated financial statements.

Warrants classified as derivative liabilities are recorded at their fair values at the issuance date and are revalued at each subsequent reporting date.  These warrants were determined to have an average fair value per warrant and aggregate value as of December 31, 2016 of $0.004 and $3,000, respectively and an average fair value per warrant and aggregate value as of June 30, 2016 of $0.01 and $24,000, respectively.

Significant assumptions used to estimate the fair value of the warrants classified as derivative liabilities are summarized below:

	As of December 31, 2016			As of June 30, 2016
Risk-free interest rate		0.47%		0.44%	–	0.49%
Expected life (average) (years)	0.49	–	0.83	0.96	–	1.33
Stock price (based on prices on valuation date)		$0.04			$0.05
Exercise price		$0.14			$0.15
Expected volatility		110%			110%

As discussed in Note 6, in conjunction with the Offering, we sold shares of our common stock at a price of $0.04 per share, thereby triggering an anti-dilution provision in the 2012 Warrants. As a result, the exercise price of such warrants has been reduced to $0.14 per share as of December 31, 2016. The remaining terms, including expiration dates, of all effected warrants remain unchanged.

The change in the estimated fair value of warrants classified as derivative liabilities during the three and six months ended December 31, 2016 was $3,000 and $13,000, respectively, and is included as a component of other income (expense) in the accompanying condensed consolidated statements of operations.

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

The fair value of our recorded derivative liabilities is determined based on unobservable inputs that are not corroborated by market data, which is a Level 3 classification. As of December 31, 2016 and June 30, 2016, the fair value of our Level 3 financial instruments was $3,000 and $24,000, respectively. The table below sets forth a summary of changes in the fair value of our Level 3 financial instruments for the six months ended December 31, 2016:

Fair value measurements of warrants using significant unobservable inputs (Level 3)
Balance at June 30, 2016	$24,000
Change in fair value of warrant liability	(14,000)
Warrant exchange for common stock (Note 6)	(7,000)
Balance at December 31, 2016	$3,000

The fair value of our warrant derivative liabilities and the change in the estimated fair value of derivative liabilities that we recorded during the six months ended December 31, 2016, related to warrants issued in connection with our private placement transactions (see Notes 6 and 7).

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

The Company received $4,000 and $8,000, respectively during the three months and six months ended December 31, 2016, from Epic Boats under the sublease rental agreement which is recorded as a reduction to rent expense and the customer deposits discussed below.

On October 21, 2009, we entered into an agreement with Epic Boats where Epic Boats assigned and transferred to Flux Power the entire right, title, and interest into products, technology, intellectual property, inventions and all improvements thereof, for several product types. As of December 31, and June 30, 2016, customer deposits totaling approximately $128,000 and $136,000, respectively, related to such products were recorded in the accompanying condensed consolidated balance sheets.

NOTE 10 - CONCENTRATIONS

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and unsecured trade accounts receivable. The Company maintains cash balances at a financial institution in San Diego, California. Our cash balance at this institution is secured by the Federal Deposit Insurance Corporation up to $250,000. As of December 31, 2016, cash totaled approximately $72,000, which consists of funds held in a non-interest bearing bank deposit account. The Company has not experienced any losses in such accounts. Management believes that the Company is not exposed to any significant credit risk with respect to its cash.

Customer Concentrations

During the three months ended December 31, 2016, we had two major customers that each represented more than 10% of our revenues on an individual basis, or approximately 78% in the aggregate. During the six months ended December 31, 2016, we had three major customers that each represented more than 10% of our revenues on an individual basis, or approximately 67% in the aggregate.

During the three and six months ended December 31, 2015, we had two customers that represented more than 10% of our revenues on an individual basis and approximately 66% and 64%, respectively, in the aggregate.

Suppliers/Vendor Concentrations

We obtain a limited number of components and supplies included in our products from a small group of suppliers. During the three and six months ended December 31, 2016 we had three suppliers who accounted for more than 10% of our total inventory purchases on an individual basis or approximately 59% and 63%, respectively, in the aggregate.

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

NOTE 12 - SUBSEQUENT EVENTS

Management has evaluated events subsequent to December 31, 2016, through the date of this filing with the SEC for transactions and other events that may require adjustment of and/or disclosure in such financial statements.

During the period from January 1, 2017 through February 14, 2017 we borrowed an aggregate of $500,000 from Esenjay under our Unrestricted Line of Credit.  As of February 14, 2017, the amount outstanding under the Unrestricted Line of Credit was $2,825,000, with an aggregate of $675,000 available under the Unrestricted Line of Credit for future draws at Esenjay’s discretion.

On August 23, 2016, we offered our 2012 Warrant Holders the option to convert their 2012 Warrants for shares of our common stock at a conversion rate of 0.602 shares of common stock per warrant share (the "Warrant Exchange").  On January 24, 2017, we issued an aggregate of 527,609 shares of common stock valued at $0.04 per share, or approximately $74,000 to nineteen (19) 2012 Warrant Holders in exchange for warrants to purchase 876,420 shares of common stock at an exercise price of $0.14.

On January 24, 2017, we issued 75,000 shares of common stock valued at $0.04 per share or $3,000, to Catalyst as payment for service rendered during the three months ended December 31, 2016. These shares have not been registered under the Securities Act. Such shares were issued upon exemptions from registration pursuant to Section 4(a)(2) of the Securities Act.

On February 1, 2017, we entered into an oral agreement with a shareholder ("Shareholder"), pursuant to which we received a $200,000 cash advance (the “Advance”) from Shareholder. As of February 14, 2017, we are in the process of negotiating the terms of the Advance, and the parties intend to formalize the terms of the Advance in a written agreement.

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

We are primarily focusing on the lift equipment market targeting dealers and distributors, and secondarily, on the airline ground support equipment market.  In January 2016, we obtained certification from Underwriters Laboratory (“UL”) on our LiFT Packs for forklift use listed to UL 2271. The UL Listing, issued by UL, a global safety science organization, demonstrates the quality, safety and reliability of our LiFT Pack line for customers, distributors, dealers and OEM partners. We believe we have emerged from this effort with a substantially enhanced product line, particularly in the areas of overall design and durability, as well as, features that improve our LiFT Packs’ value and performance for customers. We passed our Initial Production Inspection by UL to allow LiFT Packs with the UL Listing to be shipped and four subsequent surprise UL inspections. We shipped our first UL certified LiFT Pack to our customers beginning in May 2016. Our LiFT Packs are now the first and only UL Listed lithium-ion batteries available. During the fourth quarter of fiscal year 2016, we also developed specialized assembly and testing stations designed to speed production time frames by automating many facets of testing and assembly.  We have already begun to see the results of these design and production enhancements through reductions in warranty expense and improved gross margins during the second quarter of fiscal 2017 and expect these improvements to continue throughout fiscal 2017. With a focus on improvements to our LiFT Packs and overall production processes behind us, we are now positioned to accelerate our sales efforts in the upcoming months.

In April 2016, we began piloting our custom-developed, 72-volt battery pack for use with electric aviation ground support equipment.  The pilot program, organized by Averest, Inc., a leading distributor of industrial batteries and chargers for aviation ground support equipment, was with a leading regional airline at Los Angeles International Airport. The test program wrapped up in August 2016 and was deemed an unqualified success.  Now, working with a distributor focused on the airlines, we are planning to provide more test units for additional airlines. The successful development and 3-month pilot highlights the scalability of our design and engineering capabilities, as well as, our proprietary battery management technology for a broad array of motive power applications. Importantly it also moves us into a customer price point of roughly $24,000 to $34,000 per pack for several power rating alternatives, creating an excellent new leg of growth potential.

Segment and Related Information

We operate as a single reportable segment.

Results of Operations and Financial Condition

The following discussion should be read in conjunction with our interim condensed consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report.

Three months ended December 31, 2016 (“Q2 2017”) and December 31, 2015 (“Q2 2016”)

	Three Months Ended December 31,
	2016		2015
	$	% of Revenues	$	% of Revenues

Revenues	$181,000	100%	$106,000	100%
Cost of sales	311,000	172%	202,000	191%
Gross loss	(130,000)	-72%	(96,000)	-91%

Operating expenses:
Selling and administrative expenses	653,000	361%	605,000	571%
Research and development	219,000	121%	469,000	442%
Total operating expenses	872,000	482%	1,074,000	1013%

Operating loss	(1,002,000)	-554%	(1,170,000)	-1104%

Other income (expense):
Change in fair value of derivative liabilities	3,000	2%	-	0%
Interest expense, net	(36,000)	-20%	(46,000)	-43%

Net loss	$(1,035,000)	-572%	$(1,216,000)	-1147%

Revenues

Our product focus is primarily on Lift Equipment, reflecting our current products for walkie pallet jacks and plans to introduce higher capacity packs in 2017 for Class I, II, and III forklifts. We also are implementing a strategy to expand on an opportunistic basis to adjacent applications, including airport ground service equipment in 2017. We feel that we are well positioned to address these markets, which would utilize our modular and scalable battery pack design and technology.

We currently sell products primarily through a distribution network of equipment dealers and battery distributors in North America. This distribution network mostly sells to large, national accounts. However, we do sell certain battery packs directly to other accounts including industrial equipment manufacturers and third party integrators serving the military.

Revenues for Q2 2017, increased by $75,000 or 71%, compared to Q2 2016. This increase in revenues was directly attributable to a 61% increase in the number of LiFT Packs sold in Q2 2017 compared to Q2 2016. The increased sales resulted from the completion of design changes driven by both UL requirements and ongoing product development changes during the second half of fiscal 2016 and into 2017. The improvements to our LiFT Packs justified a modest increase in per pack sales price resulting in a larger percentage increase in revenues in comparison to the percentage increase in pack sales.

Cost of Sales

Cost of sales for Q2 2017, increased $109,000, or 54%, compared to Q2 2016. The increase in cost of sales is primarily related to our increase in LiFT Pack sales. As noted above, we had an increase in the number of LiFT Packs sold of approximately 61% in Q2 2017. Our LiFT Packs, can be subjected to very harsh vibration in certain operational settings. We believe we have “hardened” our packs going forward to sustain the harshest of environments. These improvements, made during the second half of fiscal 2016 and into fiscal 2017, resulted in a decrease in the warranty expense of repairing products in the field and returned products. As a result, the increase in cost of sales was notably lower that the increase in revenues. Our assessment and tracking of product issues indicates resolution of all major experienced problems, including assembly and product launch issues. However, we anticipate that we may still incur issues on packs in the field that do not have the benefit of certain fixes. As of December 31, 2016, we had $100,000 accrued for product warranty liability.

Selling and Administrative Expenses

Selling and administrative expenses for Q2 2017 increased $48,000 or 8%, compared to Q2 2016. Such expenses consist primarily of salaries and personnel related expenses, marketing, insurance, stock-based compensation expense, public company costs, and professional fees. Despite increases in marketing costs associated with the shipment of demo LiFT Packs sent to various customers to stimulate sales and increased payroll costs associated with the hiring of a Director of Operations, mechanical engineer, and senior tech specialist, necessary to improve our production and further our presence in the Lift Equipment marketplace, we recognized only a small increase in selling and administrative expenses in Q2 2017 when compared to Q2 2016. This is a result of decreases in the utilization of external consultants and engineers, as well as, decrease in legal fees during the current quarter.

Research and Development Expense

Research and development expenses for Q2 2017 decreased $250,000 or 53%, compared to Q2 2016. Such expenses consist primarily of materials, supplies, salaries and personnel related expenses, stock-based compensation expense, consulting costs, and other expenses associated with the continued development of our LiFT Pack, as well as, research into new product opportunities, such as our aviation ground support equipment battery pack. The decrease in Q2 2017 is primarily due to decreased costs associated with our UL certification project which was substantially completed in January 2016. We anticipate research and development expenses continuing to be a significant portion of our expenses as we continue to develop and add new and improved products to our product line.

Change in Fair Value of Warrant Derivative Liability

We follow FASB ASC Topic No. 820, Fair Value Measurements and Disclosures (“ASC 820”) in connection with financial assets and liabilities measured at fair value on a recurring basis subsequent to initial recognition. For Q2 2017 and Q2 2016, the change in the fair value of the warrants resulted in other income of $3,000 and $0, respectively (see Note 7 in the accompanying condensed consolidated financial statements). The resulting decrease in the warrant derivative liability is primarily attributable to the decrease in the market value of our common stock.

Interest Expense

Interest expense for Q2 2017 and Q2 2016 was $36,000 and $46,000, respectively, and consists primarily of interest expense related to our outstanding lines of credit, as well as deferred discount amortization (see Notes 4 and 5 in the accompanying condensed consolidated financial statements).

Net Loss

Net losses for Q2 2017 decreased $181,000 or 15%, as compared to net losses in Q2 2016.  The decrease is primarily attributable to the increased revenues generated from the improved sales of our LiFT Packs, as well as, decreases in our warranty and repair expense resulting from improvements in the packs.

Six months ended December 31, 2016 and December 31, 2015

	Six Months Ended December 31,
	2016		2015
	$	% of Revenues	$	% of Revenues

Revenues	$474,000	100%	$277,000	100%
Cost of sales	771,000	163%	440,000	159%
Net profit	(297,000)	-63%	(163,000)	-59%

Operating expenses:
Selling and administrative expenses	1,300,000	274%	1,164,000	420%
Research and development	509,000	107%	801,000	289%
Total operating expenses	1,809,000	381%	1,965,000	709%

Operating loss	(2,106,000)	-444%	(2,128,000)	-768%

Other income (expense):
Change in fair value of derivative liabilities	13,000	3%	-	0%
Interest expense, net	(121,000)	-25%	(96,000)	-35%

Net loss	$(2,214,000)	-466%	$(2,224,000)	-803%

Revenues

Revenues for the six months ended December 31, 2016, increased by $197,000 or 71%, compared to the six months ended December 31, 2015. This increase in revenues was directly attributable to a 75% increase in the number of LiFT Packs sold during the six months ended December 31, 2016. The increased sales resulted from the completion of design changes driven by both UL requirements and ongoing product development changes during the second half of fiscal 2016 and into 2017.

Cost of Sales

Cost of sales during the six months ended December 31, 2016, increased $331,000, or 75%, compared to the six months ended December 31, 2015. The increase in cost of sales is primarily related to our increase in LiFT Pack sales. We had an increase in the number of LiFT Packs sold during the six months ended December 31, 2016 of approximately 75% in comparison to the six months ended December 31, 2015. Our LiFT Packs, can be subjected to very harsh vibration in certain operational settings. We believe we have “hardened” our packs going forward to sustain the harshest of environments. The increased percentage in cost of sales is slightly higher than the increased percentage of sold packs due the continued warranty and repair costs incurred on packs manufactured prior to when such improvements were implemented. Our assessment and tracking of product issues indicates resolution of all major experienced problems, including assembly and product launch issues. However, we anticipate that we may still incur issues on packs in the field that do not have the benefit of certain fixes. As of December 31, 2016, we had $100,000 accrued for product warranty liability.

Selling and Administrative Expenses

Selling and administrative expenses for the six months ended December 31, 2016 increased $136,000 or 12%, compared to the six months ended December 31, 2015. Similar to the increase discussed regarding Q2 2016, despite increases in marketing and payroll costs, we recognized only a modest increase in selling and administrative expenses as a result of decreases in the utilization of external consultants, engineers and legal professionals, as well as, a decrease in stock based compensation during the current period.

Research and Development Expense

Research and development expenses for the six months ended December 31, 2016 decreased $292,000 or 36%, compared to the six months ended December 31, 2015 due primarily to decreased costs associated with our UL certification project which was substantially completed in January 2016. We anticipate research and development expenses continuing to be a significant portion of our expenses as we continue to develop and add new and improved products to our product line.

Change in Fair Value of Warrant Derivative Liability

For the six months ended December 31, 2016 and 2015, the change in the fair value of the warrants resulted in other income of $13,000 and $0, respectively (see Note 7 in the accompanying condensed consolidated financial statements). The resulting decrease in the warrant derivative liability is primarily attributable to the decrease in the market value of our common stock and the exchange of approximately 63% of the outstanding warrants at June 30, 2016 into shares of common stock during Q1 2017, thus eliminating a significant portion of the warrant liability at December 31, 2016.

Interest Expense

Interest expense during the six months ended December 31, 2016 and 2015 was $121,000 and $96,000, respectively, and consists primarily of interest expense related to our outstanding lines of credit, as well as deferred discount amortization. Also included is the amortization of deferred financing costs associated with our Unrestricted Line of Credit. On December 29, 2015, we entered into the Second Amendment of our Unrestricted Line of Credit which included, among other provisions, the reduction in the conversion price of the Unrestricted Line of Credit from $0.30 to $0.06 per share. The estimated change in fair value of the conversion price of approximately $310,000 was recorded as a deferred financing cost at the date of the Second Amendment and was amortized over the remaining seven-month term of the amended Unrestricted Line of Credit agreement. During the six months ended December 31, 2016, we amortized the remaining $44,000 of deferred financing costs.

Net Loss

Net losses for the six months ended December 31, 2016 decreased $10,000, as compared to net losses for the six months ended December 31, 2015.  The decrease is primarily attributable to the increased revenues generated from the improved sales of our LiFT Packs, offset by continued warranty and repair costs.

Liquidity and Capital Resources

Overview

As of December 31, 2016, we had a cash balance of $72,000, negative working capital of $174,000, and an accumulated deficit of $17,476,000. To date, our revenues and operating cash flows have not been sufficient to sustain our operations and we have relied on debt and equity financing to fund our operations. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional capital on a timely basis until such time as revenues and related cash flows are sufficient to fund our operations. We do not have sufficient liquidity and capital resources to fund planned operations through the coming twelve months. See “Future Liquidity Needs” below.

Cash Flows

Operating Activities

Our operating activities resulted in net cash used in operations of $2,416,000 during the six months ended December 31, 2016, compared to net cash used in operations of $1,965,000 during the six months ended December 31, 2015. The increase in net cash used of $451,000 results primarily from increases in inventory and accounts receivable balances.

 Net cash used in operating activities during the six months ended December 31, 2016, reflects the net loss of $2,214,000 for the period offset primarily by non-cash items including depreciation, the change in fair value of warrant liability, stock based compensation and the amortization of debt discounts and deferred financing costs, as well as, increases in accounts receivable, inventories and accounts payable and decreases in other current assets, accrued expenses and customer deposits.

Net cash used in operating activities during the six months ended December 31, 2015, reflects the net loss of approximately $2,224,000 for the period offset primarily by non-cash items including depreciation, stock-based compensation, stock issued for services, and amortization of the line of credit discount, as well as, increases in accounts receivable, inventories, accounts payable and accrued expenses.

Investing Activities

Net cash used in investing activities during the six months ended December 31, 2016 consists primarily of the purchase of office equipment, primarily computer related, for $24,000. There were no investing activities during the six months ended December 31, 2015.

Financing Activities

Net cash provided by financing activities during the six months ended December 31, 2016 was $2,385,000 and consisted of $1,075,000 of proceeds from the sale of common stock and $1,525,000 of borrowings from our line of credit with Esenjay, offset by the repayment of our Line of Credit of $215,000 with a non-related party. Net cash provided by financing activities during the six months ended December 31, 2015 was $1,975,000 and resulted from the borrowings from our line of credit with Esenjay.

Future Liquidity Needs

We have evaluated our expected cash requirements over the next twelve months, which include, but are not limited to, investments in additional sales and marketing and product development resources, capital expenditures, and working capital requirements and have determined that our existing cash resources are not sufficient to meet our anticipated needs during the next twelve months, and that additional financing is required to support current operations. Based on our current and planned levels of expenditure, we estimate that total financing proceeds of approximately $3,500,000 will be required to fund current and planned operations through December 31, 2017. In addition, we anticipate that further additional financing may be required to fund our business plan subsequent to that date, until such time as revenues and related cash flows become sufficient to support our operating costs.

Between July 1, 2014 and December 30, 2016, we borrowed $6,075,000 pursuant to various related party credit facilities of which $3,750,000 has been converted to equity. As of December 31, 2016, the amount outstanding under the Unrestricted Line of Credit with Esenjay was $2,325,000, with an aggregate of $1,175,000 available under the Unrestricted Line of Credit for future draws at Esenjay’s discretion. As of February 14, 2017, the amount outstanding under the Unrestricted Line of Credit was $2,825,000, with an aggregate of $675,000 available under the Unrestricted Line of Credit for future draws. The credit facility matures on January 31, 2018, but may be further extended by Esenjay, and is convertible into shares of common stock at $0.06 per share, to the extent such will not cause us to exceed our authorized number of shares of common stock.  Esenjay owns approximately 64% of our issued and outstanding common stock as of February 14, 2017. On February 1, 2017, we entered into an oral agreement with a shareholder ("Shareholder"), pursuant to which we received a $200,000 cash advance (the “Advance”) from Shareholder. As of February 14, 2017, we are in the process of negotiating the terms of the Advance, and the parties intend to formalize the terms of the Advance in a written agreement. .

During October 2014, pursuant to a certain Secured Convertible Promissory Note (the “Note”) a $500,000 convertible line of credit with an unrelated party (the “Lender”) was established. The Note matured in September 2016 with an outstanding balance of $215,000. We did not pay the Lender upon maturity of the Line of Credit which subjected us to an increased interest rate of 18% and a penalty fee. The Lender did not declare the Line of Credit in default, and on December 23, 2016, we had repaid in full the $215,000 outstanding under the Note, accrued interest totaling approximately $42,000 and the penalty fee of approximately $5,000.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

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

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with the SEC under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow for timely decisions regarding required disclosure. As required by SEC Rules 13a-15(e) and 15d-15(e) 15d-15(b), we carried out an evaluation as of the end of the fiscal quarter ended December 31, 2016, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (“Exchange Act”) and concluded that our disclosure controls and procedures were effective to ensure the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Since June 2015, we have been a party to a legal proceeding arising from a work-related injury that took place in June 2013. We deny and dispute all liability and damage allegations made by or on behalf of the plaintiff. However, having fully considered the risks, time and costs associated with continued litigation of this claim, as well as an appeal, we decided to fully and finally resolve and settle the dispute. Accordingly, on August 26, 2016 we entered into a settlement agreement with the plaintiff whereby in exchange for the plaintiff releasing Flux Power from any and all claims of any nature that the plaintiff had or now has or might in the future have against us, we paid the plaintiff $10,000 as settlement in September 2016.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective April 1, 2016, we entered into a renewal contract with Catalyst Global LLC (“CGL”) to provide investor relations services for 12 months in exchange for monthly fees of $2,000 per month and 540,000 shares of restricted common stock issued as follows: 315,000 shares on June 30, 2016 for services provided during the three months ended June 30, 2016 and the 75,000 shares issued upon each of the six-, nine-, and twelve-month anniversaries of the contract. The initial tranche was valued at $0.05 per share or approximately $14,500 when issued on June 30, 2016, the second tranche of 75,000 shares was issued on September 29, 2016 and was valued at $0.04 per share or $3,000 and the third tranche of 75,000 shares was issued on January 23, 2017 and was valued at $0.04 per share or $3,000.  These shares have not been registered under the Securities Act.  Such shares were issued upon exemptions from registration pursuant to Section 4(a)(2) of the Securities Act.

In 2012, we issued warrants to certain investors and a consultant (together, the "2012 Warrant Holders") to purchase a total of 2,970,347 shares of our common stock at $0.41 per share (the "2012 Warrants").  On August 23, 2016, we offered our 2012 Warrant Holders the option to convert their 2012 Warrants for shares of our common stock at a conversion rate of 0.602 shares of common stock per warrant share (the "Warrant Exchange").  As of December 31, 2016, one (1) 2012 Warrant Holder had accepted this offer and accordingly, we have exchanged his warrant to purchase 1,837,777 shares of common stock at an exercise price of $0.14 per share into 1,106,341 shares of common stock valued at $0.04 per share, or approximately $44,000.  Subsequent to December 31, 2016, nineteen (19) 2012 Warrant Holders agreed to exchange their warrants for common stock. The shares issued in connection with the 2012 Warrants (“Warrant Shares”) have not been registered under the Securities Act. The Warrant Shares were issued in reliance on Section 3(a)(9) of the Securities Act.

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

Flux Power Holding, Inc.

Date: February 14, 2017	By:	/s/ Ronald F. Dutt
Name: Ronald F. Dutt
Title: Chief Executive Officer
Principal Executive Officer