Form 10-Q
period 2017-03-31
Flux Power Holdings, Inc.
filed 2017-05-15
CIK 1083743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Yes   ☑   No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☑   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 15, 2017
Common Stock, $0.001 par value	250,609,087

FLUX POWER HOLDINGS, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2017

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

PART I - Financial Information

Item 1. Financial Statements

FLUX POWER HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017 (Unaudited)	June 30, 2016

ASSETS

Current assets:
Cash	$70,000	$127,000
Accounts receivable	84,000	82,000
Inventories	950,000	202,000
Deferred financing costs	-	44,000
Other current assets	49,000	42,000
Total current assets	1,153,000	497,000

Other assets	16,000	16,000
Property, plant and equipment, net	59,000	46,000

Total assets	$1,228,000	$559,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$673,000	$526,000
Accrued expenses	316,000	335,000
Warrant derivative liability	-	24,000
Line of credit - related party	3,325,000	1,200,000
Line of credit, net of discount	-	196,000
Total current liabilities	4,314,000	2,281,000

Long term liabilities:
Customer deposits from related party	124,000	136,000
Advance - related party	500,000	-

Total liabilities	4,938,000	2,417,000

Commitments and contingencies (Note 12)

Stockholders’ deficit:

Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-

Common stock, $0.001 par value; 300,000,000 shares authorized; 250,609,087 and 209,375,137 shares issued and outstanding at March 31, 2017 and June 30, 2016, respectively	251,000	209,000
Additional paid-in capital	14,678,000	13,195,000
Accumulated deficit	(18,639,000)	(15,262,000)

Total stockholders’ deficit	(3,710,000)	(1,858,000)

Total liabilities and stockholders’ deficit	$1,228,000	$559,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ending March 31,		Nine months ending March 31,
	2017	2016	2017	2016

Net revenue	$306,000	$117,000	$781,000	$394,000

Cost of sales	526,000	327,000	1,352,000	767,000

Gross loss	(220,000)	(210,000)	(571,000)	(373,000)

Operating expenses:
Selling and administrative expenses	664,000	595,000	1,910,000	1,765,000
Research and development	227,000	253,000	736,000	1,048,000
Total operating expenses	891,000	848,000	2,646,000	2,813,000

Operating loss	(1,111,000)	(1,058,000)	(3,217,000)	(3,186,000)

Other income (expense):
Change in fair value of derivative liabilities	1,000	16,000	14,000	16,000

Interest expense	(52,000)	(190,000)	(174,000)	(286,000)

Net loss	$(1,162,000)	$(1,232,000)	$(3,377,000)	$(3,456,000)

Net loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of common shares outstanding - basic and diluted	250,382,557	150,901,345	243,724,189	138,710,894

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(3,377,000)	$(3,456,000)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	32,000	20,000
Change in fair value of warrant liability	(14,000)	(16,000)
Stock-based compensation	30,000	99,000
Stock issuance for services	9,000	14,000
Amortization of prepaid advisory fees	-	19,000
Amortization of deferred financing costs	44,000	133,000
Amortization of debt discount	19,000	65,000
Changes in operating assets and liabilities:
Accounts receivable	(2,000)	46,000
Inventories	(748,000)	(10,000)
Other current assets	(7,000)	(9,000)
Accounts payable	148,000	85,000
Accrued expenses	(19,000)	162,000
Customer deposits from related party	(12,000)	-
Net cash used in operating activities	(3,897,000)	(2,848,000)

Cash flows from investing activities
Purchases of equipment	(45,000)	-
Net cash used in investing activities	(45,000)	-

Cash flows from financing activities:
Repayment of line of credit	(215,000)	-
Proceeds from the sale of common stock	1,075,000	-
Proceeds from line of credit and advance - related party, net	3,025,000	2,875,000
Net cash provided by financing activities	3,885,000	2,875,000

Net change in cash	(57,000)	27,000
Cash, beginning of period	127,000	53,000

Cash, end of period	$70,000	$80,000

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Conversion of debt to equity	$400,000	$2,047,000
Deferred financing cost related to the line of credit - related party	$-	$310,000
Fair value of warrants exchanged for common stock	$10,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

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

Flux Power develops and sells rechargeable advanced energy storage systems for industrial applications, such as, electric fork lifts and airport ground support equipment. The Company has structured its business around its core technology, “The Battery Management System” (“BMS”). The Company’s BMS provides three critical functions to their battery systems: cell balancing, monitoring and error reporting. Using its proprietary management technology, the Company is able to offer complete integrated energy storage solutions or custom modular standalone systems to their clients. The Company has also developed a suite of complementary technologies and products that accompany their core products. Sales during the nine months ended March 31, 2017 and 2016 were primarily to customers located throughout the United States.

As used herein, the terms “we,” “us,” “our,” “Flux” and “Company” mean Flux Power Holdings, Inc., unless otherwise indicated. All dollar amounts herein are in U.S. dollars unless otherwise stated.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred an accumulated deficit of $18,639,000 through March 31, 2017, and as of March 31, 2017, had a working capital deficit of $3,161,000. To date, our revenues and operating cash flows have not been sufficient to sustain our operations and we have relied on debt and equity financing to fund our operations. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional capital on a timely basis until such time as revenues and related cash flows are sufficient to fund our operations.

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

We currently have a line of credit facility with our largest shareholder with a maximum principal amount available of $5,000,000. As of May 15, 2017, an aggregate of $845,000 was available for future draws at the lender’s discretion. The related party credit facility matures on January 31, 2018, but may be further extended by the lender (see Notes 5 and 13).  In addition, we are pursuing other investment structures that management believes may generate the necessary funding for the Company.

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

For the three months ended March 3, 2017 and 2016, basic and diluted weighted-average common shares outstanding were 250,382,557 and 150,901,345, respectively. For the nine months ended March 31, 2017 and 2016, basic and diluted weighted-average common shares outstanding were 243,724,189 and 138,710,894, respectively. The Company incurred a net loss for the three and nine months ended March 31, 2017 and 2016, and therefore, basic and diluted loss per share for the periods are the same because the inclusion of potential common equivalent shares were excluded from diluted weighted-average common shares outstanding during the period, as the inclusion of such shares would be anti-dilutive. The total potentially dilutive common shares outstanding at March 31, 2017 and 2016, excluded from diluted weighted-average common shares outstanding, which include common shares underlying outstanding convertible debt, stock options and warrants, were 93,174,228 and 77,549,763, respectively.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of the Company’s consolidated financial statements, and believes that these recent pronouncements will not have a material effect on the Company’s consolidated financial statements.

NOTE 4 - INVENTORIES

Inventories consist of the following:

	March 31, 2017	June 30, 2016
Raw materials	$233,000	$189,000
Work in process	405,000	-
Finished goods	312,000	13,000
Total Inventories	$950,000	$202,000

Inventories consist primarily of our energy storage systems and the related subcomponents, and are stated at the lower of cost (first-in, first-out) or market. Inventory held at consignment locations is included in our finished goods inventory and totaled $33,000 and $10,000 as of March 31, 2017 and June 30, 2016, respectively.

NOTE 5 - RELATED PARTY DEBT AGREEMENTS

Between October 2011 and September 2012, the Company entered into three debt agreement with Esenjay Investments, LLC (“Esenjay”). Esenjay is deemed to be a related party as Mr. Michael Johnson, the beneficial owner and director of Esenjay is a current member of our board of directors and a major shareholder of the Company (owning approximately 64% of our outstanding common shares as of March 31, 2017). The three debt agreements consisted of a Bridge Loan Promissory Note, a Secondary Revolving Promissory Note and an Unrestricted Line of Credit (collectively, the “Loan Agreements”). On December 31, 2015, the Bridge Loan Promissory Note and the Secondary Revolving Promissory Note expired leaving the Unrestricted Line of Credit.

The Unrestricted Line of Credit, bearing an interest rate of 6% per annum, has since been amended resulting in an increase in the maximum borrowing amount from $2,000,000 to $3,500,000, a reduction in the conversion rate of $0.30 to $0.06 per share, and an extension of the maturity date from December 31, 2015 to January 31, 2018.   The change in the conversion rate took place on December 29, 2015 and resulted in an estimated change in fair value of the conversion price of $310,000. This change in fair value was recorded as a deferred financing cost on December 29, 2015 and was amortized over the then remaining seven-month term of the Unrestricted Line of Credit. The deferred financing cost was fully amortized as of July 31, 2016. During the nine months ended March 31, 2017, we recorded $44,000 of deferred financing amortization costs, which is included in interest expense in the accompanying condensed consolidated statements of operations.

Between July 1, 2014 and March 31, 2017, we borrowed an aggregate of $7,075,000 pursuant to these various debt agreements with Esenjay. On September 3, 2015, we entered into a Loan Conversion Agreement with Esenjay, as amended on October 6, 2015 and November 13, 2015, pursuant to which we issued 51,171,025 shares of our common stock (based on $0.04 per share) in exchange for the cancellation of $2,000,000 outstanding under the Loan Agreements, plus $46,841 in accrued interest. In conjunction with our then outstanding private placement (see Note 7) between April 1, 2016 and August 31, 2016, $1,750,000 of the outstanding debt under the Unrestricted Line of Credit was settled via the issuance of 43,750,000 shares of our common stock.

As of March 31, 2017, the outstanding principal balance of the Unrestricted Line of Credit was $3,325,000. Borrowings under the Unrestricted Line of Credit are subject to pre-approval by Esenjay which has no obligation to loan additional funds. During the three and nine months ended March 31, 2017, the Company recorded approximately $42,000 and $80,000 of interest expense related to the Unrestricted Line of Credit, respectively.  During the three and nine months ended March 31, 2016, the Company recorded approximately $30,000 and $80,000 of interest expense related to the Unrestricted Line of Credit, respectively.

On April 11, 2017, the Unrestricted Line of Credit was amended for a fifth time resulting in an increase in the maximum borrowing amount from $3,500,000 to $5,000,000 and an increase in the interest rate, effective April 1, 2017, from 6% per annum to 8% per annum on the outstanding balance and future drawdowns.  See Note 13.

During the three months ended March 31, 2017, we received cash advances totaling $500,000 (the “Advances”) from a shareholder (“Shareholder”). The Advances were received pursuant to an oral agreement, whereby we agreed to accrue interest on the Advances at 12% per annum. During the three ended March 31, 2017, the Company recorded approximately $7,000 of interest expense related to the Advances. See Note 13.

NOTE 6 - LINE OF CREDIT

Line of Credit

On October 2, 2014, the Company entered into a line of credit (“Line of Credit”) agreement in the maximum amount of $500,000 with a non-related lender (“Lender”). Borrowings under the Line of Credit bear interest at 8% per annum, with all unpaid principal and accrued interest due and payable in September 2016 pursuant to the terms of the Secured Convertible Promissory Note (the “Note”). In addition, at the election of Lender, all or any portion of the outstanding principal, accrued but unpaid interest and/or late charges under the Line of Credit may be converted into shares of the Company’s common stock at any time at a conversion price of $0.12 per share. Borrowings under the Line of Credit are guaranteed by the Company, and are secured by all of the assets of the Company pursuant to the terms of a certain Security Agreement and Guaranty Agreement dated as of October 2, 2014. Upon maturity, there was $215,000 outstanding under the Note and accrued interest of $34,000. The Company did not pay the Lender upon maturity of the Line of Credit which subjected the Company to an increased interest rate of 18% and a penalty fee. The Lender did not declare the Line of Credit in default, and on December 23, 2016, the Company had repaid in full the $215,000 outstanding under the Note, accrued interest totaling approximately $42,000 and the penalty fee of approximately $5,000.

In connection with the Line of Credit, the Company granted a warrant to the Lender to purchase a certain number of shares of common stock of the Company equal to the outstanding advances under the Line of Credit divided by the conversion price of $0.12, for a term of five years, at an exercise price per share equal to $0.20. Accordingly, in connection with the advance of $215,000, Lender is entitled to purchase up to 1,791,667 shares of common stock upon exercise of the warrant at $0.20 per share. The Lender has no other material relationship with the Company or its affiliates. The estimated relative fair value of warrants issued in connection with advances under the Line of Credit was recorded as a debt discount and amortized as additional interest expense over the term of the underlying debt. The Company recorded debt discount of approximately $85,000 based on the relative fair value of these warrants. In addition, as the effective conversion price of the debt was less than the market price of the underlying common stock on the date of issuance, the Company recorded additional debt discount of approximately $80,000 related to the beneficial conversion feature. As of June 30, 2016, the $215,000 principal amount outstanding under this agreement is presented net of unamortized debt discount totaling $19,000. During the nine months ended March 31, 2017 and 2016, the Company recorded debt discount amortization of approximately $19,000 and $65,000, respectively, which is included in interest expense in the accompanying condensed consolidated statements of operations.

NOTE 7 - STOCKHOLDERS’ DEFICIT

Common Stock and Warrants

We issued the following shares of common stock during the nine months ended March 31,2017:

	Value of Common Stock	Shares of Common Stock

Shares issued in 2016 Private Placement as Loan Conversion	$400,000	10,000,000
Shares issued in 2016 Private Placement for Cash	1,075,000	26,875,000
Shares issued in 2016 Private Placement for Private Placement Subscription	-	2,500,000
Shares issued for Services Rendered	9,375	225,000
Shares issued in Warrant Exchange	10,089	1,633,950
Total	$1,494,464	41,233,950

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

Catalyst Global LLC. Effective April 1, 2016, we entered into a renewal contract with Catalyst Global LLC (“CGL”) to provide investor relations services for 12 months in exchange for monthly fees of $2,000 per month and 540,000 shares of restricted common stock issued as follows: 315,000 shares on June 30, 2016 for services provided during the three months ended June 30, 2016 and 75,000 shares issued upon each of the six-, nine-, and twelve-month anniversaries of the contract. The initial tranche was valued at $0.05 per share or approximately $14,500 when issued on June 30, 2016, the second tranche of 75,000 shares was issued on September 29, 2016 and was valued at $0.04 per share or $3,000, the third tranche of 75,000 shares was issued on January 23, 2017 and was valued at $0.04 per share or $3,000 and the fourth tranche of 75,000 shares was issued on March 20, 2017 and was valued at $0.045 per share or $3,375. During the three and nine months ended March 31, 2017, we recorded expense of $3,375 and $9,375, respectively.

Warrant Activity

Warrant detail for the nine months ended March 31, 2017 is reflected below:

	Number of Warrants	Weighted Average Exercise Price Per Warrant	Remaining Contract Term (# years)
Warrants outstanding and exercisable at June 30, 2016	28,040,096	$0.20	0.39	-	2.50
Warrants issued	-	$-		-
Warrants exchanged	(2,714,197)	$0.14		-
Warrants outstanding and exercisable at March 31, 2017	25,325,900	$0.21	0.36	-	1.70

In 2012, we issued warrants to certain investors and a consultant (together, the "2012 Warrant Holders") to purchase a total of 2,907,347 shares of our common stock at $0.41 per share (the "2012 Warrants").  On August 23, 2016, we offered our 2012 Warrant Holders the option to convert their 2012 Warrants for shares of our common stock at a conversion rate of 0.602 shares of common stock per warrant share (the "Warrant Exchange").  As of March 31, 2017, twenty (20) 2012 Warrant Holder had accepted this offer and accordingly, we have exchanged warrant to purchase 2,714,197 shares of common stock at an exercise price of $0.14 per share, valued at approximately $10,000, into 1,633,950 shares of common stock.

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

Activity in stock options during the nine months ended March 31, 2017 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2016	9,004,020	$0.11
Granted	-	-
Exercised	-	-
Forfeited and cancelled	(1,841,249)	$0.16
Outstanding at March 31, 2017	7,162,771	$0.10	7.34
Exercisable at March 31, 2017	5,624,351	$0.11	7.00

Activity in stock options during the nine months ended March 31, 2016, and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2015	6,101,357	$0.15
Granted	4,385,000	0.05
Exercised	-	-
Forfeited and cancelled	(1,239,837)	0.13
Outstanding at March 31, 2016	9,246,520	$0.11	6.70
Exercisable at March 31, 2016	6,467,999	$0.13	5.55

Stock-based compensation expense recognized in our condensed consolidated statements of operations for the three and nine months ended March 31, 2017 and 2016, includes compensation expense for stock-based options and awards granted based on the grant date fair value. For options and awards granted, expenses are amortized under the straight-line method over the expected vesting period. Stock-based compensation expense recognized in the condensed consolidated statements of operations has been reduced for estimated forfeitures of options that are subject to vesting. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Our average stock price during the nine months ended March 31, 2017, was $0.04, and as a result the intrinsic value of the exercisable options at March 31, 2017, was $2,000.

We allocated stock-based compensation expense included in the condensed consolidated statements of operations for employee option grants and non-employee option grants as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Research and development	$3,000	$4,000	$10,000	$18,000
General and administration	7,000	17,000	20,000	81,000
Total stock-based compensation expense	$10,000	$21,000	$30,000	$99,000

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. The fair value of stock options was measured at the grant date using the assumptions (annualized percentages) in the table below:

Nine months ended March 31,	2017	2016
Expected volatility	100%	100%
Risk free interest rate	1.31%	1.31%
Forfeiture rate	23.0%	17%
Dividend yield	0%	0%
Expected term (years)	3	3

The remaining amount of unrecognized stock-based compensation expense at March 31, 2017 relating to outstanding stock options, is approximately $50,000, which is expected to be recognized over the weighted average period of 1.45 years.

NOTE 8 – WARRANT DERIVATIVE LIABILITY

The 2012 Warrants discussed in Note 7 include an exercise price re-set provision should future equity offerings be offered at a price lower than the warrant exercise price (the "Re-set Provision").  In accordance with ASC No. 815, the Re-set Provision has been recorded as a derivative liability in the accompanying condensed consolidated financial statements.

Warrants classified as derivative liabilities are recorded at their fair values at the issuance date and are revalued at each subsequent reporting date. On August 23, 2016, we proposed to our 2012 Warrant Holders that the Re-set Provision included in the 2012 Warrants be eliminated.  Upon receiving consents to eliminate the Re-set Provision from a majority of the 2012 Warrant Holders, the Re-set Provision and the related derivative liability were eliminated as of January 23, 2017.  Prior to elimination, the derivative liabilities had an average fair value per warrant and aggregate value as of January 23, 2017 of $0.001 and $1,000, respectively and an average fair value per warrant and aggregate value as of June 30, 2016 of $0.01 and $24,000, respectively.

Significant assumptions used to estimate the fair value of the warrants classified as derivative liabilities are summarized below:

	As of January 23, 2017			As of June 30, 2016
Risk-free interest rate		0.47%		0.44%	–	0.49%
Expected life (average) (years)	0.43	–	0.76	0.96	–	1.33
Stock price (based on prices on valuation date)		$0.04			$0.05
Exercise price		$0.14			$0.15
Expected volatility		110%			110%

The change in the estimated fair value of warrants classified as derivative liabilities during the three and nine months ended March 31, 2017 was $1,000 and $14,000, respectively, and is included as a component of other income (expense) in the accompanying condensed consolidated statements of operations.

NOTE 9 - FAIR VALUE MEASUREMENTS

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

The fair value of our recorded derivative liabilities is determined based on unobservable inputs that are not corroborated by market data, which is a Level 3 classification. As of March 31, 2017 and June 30, 2016, the fair value of our Level 3 financial instruments was $0 and $24,000, respectively. The table below sets forth a summary of changes in the fair value of our Level 3 financial instruments for the nine months ended March 31, 2017:

Fair value measurements of warrants using significant unobservable inputs (Level 3)
Balance at June 30, 2016	$24,000
Change in fair value of warrant liability	(14,000)
Warrant exchange for common stock (Note 7)	(10,000)
Balance at March 31, 2017	$-

The fair value of our warrant derivative liabilities and the change in the estimated fair value of derivative liabilities that we recorded during the nine months ended March 31, 2017, related to warrants issued in connection with our private placement transactions (see Notes 7 and 8).

NOTE 10 - OTHER RELATED PARTY TRANSACTIONS

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

The Company received $4,000 and $12,000, respectively during the three months and nine months ended March 31,2017, from Epic Boats under the sublease rental agreement which is recorded as a reduction to rent expense and the customer deposits discussed below.

On October 21, 2009, we entered into an agreement with Epic Boats where Epic Boats assigned and transferred to Flux Power the entire right, title, and interest into products, technology, intellectual property, inventions and all improvements thereof, for several product types. As of March 31, 2017 and June 30, 2016, customer deposits totaling approximately $124,000 and $136,000, respectively, related to such products were recorded in the accompanying condensed consolidated balance sheets.

NOTE 11 - CONCENTRATIONS

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and unsecured trade accounts receivable. The Company maintains cash balances at a financial institution in San Diego, California. Our cash balance at this institution is secured by the Federal Deposit Insurance Corporation up to $250,000. As of March 31, 2017, cash totaled approximately $70,000, which consists of funds held in a non-interest bearing bank deposit account. The Company has not experienced any losses in such accounts. Management believes that the Company is not exposed to any significant credit risk with respect to its cash.

Customer Concentrations

During the three months ended March 31, 2017, we had four major customers that each represented more than 10% of our revenues on an individual basis, or approximately 69% in the aggregate. During the nine months ended March 31, 2017, we had three major customers that each represented more than 10% of our revenues on an individual basis, or approximately 58% in the aggregate.

During the three months ended March 31, 2016, we had four customers that represented more than 10% of our revenues on an individual basis, representing approximately 92%, in the aggregate. During the nine months ended March 31, 2016, we had four customers that represented more than 10% of our revenues on an individual basis, representing approximately 75% in the aggregate.

Suppliers/Vendor Concentrations

We obtain a limited number of components and supplies included in our products from a small group of suppliers. During the three months ended March 31, 2017, we had two suppliers who accounted for more than 10% of our total inventory purchases on an individual basis or approximately 54% in the aggregate. During the nine months ended March 31, 2017, we had three suppliers who accounted for more than 10% of our total inventory purchases on an individual basis or approximately 60% in the aggregate.

During the three months ended March 31, 2016, we had three suppliers who accounted for more than 10% of our total inventory purchases on an individual basis and approximately 62% in the aggregate. During the nine months ended March 31, 2016, we had two suppliers who accounted for more than 10% of our total inventory purchases on an individual basis and approximately 50% in the aggregate.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

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

NOTE 13 - SUBSEQUENT EVENTS

Management has evaluated events subsequent to March 31, 2017, through the date of this filing with the SEC for transactions and other events that may require adjustment of and/or disclosure in such financial statements.

On April 11, 2017, we entered into a Fifth Amendment to the Unrestricted Line of Credit (the “Amendment”), pursuant to which we agreed to amend certain terms of the Unrestricted Line of Credit dated September 24, 2012, as amended by that certain First Amendment to the Unrestricted Line of Credit dated October 16, 2013, as amended by that certain Second Amendment to the Unrestricted Line of Credit dated December 29, 2015, as amended by that certain Third Amendment to the Unrestricted Line of Credit dated March 29, 2016, and as further amended by a certain Fourth Amendment to the Unrestricted Line of Credit dated July 27, 2016, (as amended, the “Agreement”). Under the Amendment, the Agreement was modified and amended to (i) increase the maximum principal amount of the loan provided under the Agreement from $3,500,000 to $5,000,000; and (ii) effective April 1, 2017, increase the annual interest rate on the outstanding balance and future drawdowns on the loan from 6% per annum to 8% per annum.

During the period from April 1, 2017 through May 15, 2017 we borrowed an aggregate of $830,000 from Esenjay under our Unrestricted Line of Credit.  As of May 15, 2017, the amount outstanding under the Unrestricted Line of Credit was $4,155,000, with an aggregate of $845,000 available under the Unrestricted Line of Credit for future draws at Esenjay’s discretion.

On April 27, 2017, we formalized an oral agreement for Advances totaling $500,000, received from Shareholder into a written Convertible Promissory Note (the “Convertible Note”). Borrowings under the Convertible Note accrue interest at 12% per annum, with all unpaid principal and accrued interest due and payable on October 27, 2018. In addition, at any time commencing on or after the date that is six (6) months from the issue date, at the election of Shareholder, all or any portion of the outstanding principal, accrued but unpaid interest and/or late charges under the Convertible Note may be converted into shares of the Company’s common stock at a conversion price of $0.12 per share; provided, however, the Shareholder shall not have the right to convert any portion of the Convertible Note to the extent that the Shareholder would beneficially own in excess of 5% of the total number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon conversion of the Convertible Note.

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

We are primarily focusing on the lift equipment market targeting dealers and distributors, and secondarily, on the airline ground support equipment market.  In January 2016, we obtained certification from Underwriters Laboratory (“UL”) on our LiFT Packs for forklift use listed to UL 2271. The UL Listing, issued by UL, a global safety science organization, demonstrates the quality, safety and reliability of our LiFT Pack line for customers, distributors, dealers and OEM partners. We believe we have emerged from this effort with a substantially enhanced product line, particularly in the areas of overall design and durability, as well as, features that improve our LiFT Packs’ value and performance for customers. We passed our Initial Production Inspection by UL to allow LiFT Packs with the UL Listing to be shipped and four subsequent surprise UL inspections. We shipped our first UL certified LiFT Pack to our customers beginning in May 2016.  During the fourth quarter of fiscal year 2016, we also developed specialized assembly and testing stations designed to speed production time frames by automating many facets of testing and assembly.  We have already begun to see the results of these design and production enhancements through reductions in warranty expense and improved gross margins during the second quarter of fiscal 2017 and expect these improvements to continue throughout fiscal 2017 and beyond. With a focus on improvements to our LiFT Packs and overall production processes behind us, we are now positioned to accelerate our sales efforts in the upcoming months.

In April 2016, we began piloting our custom-developed, 72-volt battery pack for use with electric aviation ground support equipment.  The pilot program, organized by Averest, Inc., a leading distributor of industrial batteries and chargers for aviation ground support equipment, was with a leading regional airline at Los Angeles International Airport. The test program wrapped up in August 2016 and was deemed an unqualified success.  Now, working with a distributor focused on the airlines, we are planning to provide more test units for additional airlines. The successful development and 3-month pilot highlights the scalability of our design and engineering capabilities, as well as, our proprietary battery management technology for a broad array of motive power applications. Importantly it also moves us into a customer price point of roughly $20,000 to $34,000 per pack for several power rating alternatives, creating an excellent new leg of growth potential.

Segment and Related Information

We operate as a single reportable segment.

Results of Operations and Financial Condition

The following discussion should be read in conjunction with our interim condensed consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report.

Three months ended March 31, 2017 (“Q3 2017”) and March 31, 2016 (“Q3 2016”)

	Three Months Ended March 31,
	2017		2016
	$	% of Revenues	$	% of Revenues

Revenues	$306,000	100%	$117,000	100%
Cost of sales	526,000	172%	327,000	279%
Gross loss	(220,000)	-72%	(210,000)	-179%

Operating expenses:
Selling and administrative expenses	664,000	217%	595,000	509%
Research and development	227,000	74%	253,000	216%
Total operating expenses	891,000	291%	848,000	725%

Operating loss	(1,111,000)	-363%	(1,058,000)	-904%

Other income (expense):
Change in fair value of derivative liabilities	1,000	0%	16,000	14%
Interest expense, net	(52,000)	-17%	(190,000)	-162%

Net loss	$(1,162,000)	-380%	$(1,232,000)	-1053%

Revenues

Our product focus is primarily on Lift Equipment, reflecting our current products for walkie pallet jacks and plans to introduce higher capacity packs in 2017 for Class 1, 2, and 3 forklifts. We also are implementing a strategy to expand on an opportunistic basis to adjacent applications, including airport ground support equipment (“GSE”) in 2017. We feel that we are well positioned to address these markets, which would utilize our modular and scalable battery pack design and technology.

We currently sell products primarily through a distribution network of equipment dealers and battery distributors in North America. This distribution network mostly sells to large, national accounts. However, we do sell certain battery packs directly to other accounts including industrial equipment manufacturers and third party integrators serving the military.

Revenues for Q3 2017, increased by $189,000 or 162%, compared to Q3 2016. This increase in revenues was directly attributable to a 117% increase in the number of LiFT Packs sold in Q3 2017 compared to Q3 2016. The increased sales resulted from the completion of design changes driven by both UL requirements and ongoing product development changes during the second half of fiscal 2016 and into 2017. The improvements to our LiFT Packs justified a modest increase in per pack sales price resulting in a larger percentage increase in revenues in comparison to the percentage increase in pack sales. Additionally, we recognized the sale of one GSE pack generating $30,000 of revenue during Q3 2017.

Cost of Sales

Cost of sales for Q3 2017, increased $199,000, or 61%, compared to Q3 2016. The increase in cost of sales is primarily related to our increase in LiFT Pack sales. As noted above, we had an increase in the number of LiFT Packs sold of approximately 117% in Q3 2017. Our LiFT Packs, can be subjected to very harsh vibration in certain operational settings. We believe we have “hardened” our packs going forward to sustain the harshest of environments. These improvements, made during the second half of fiscal 2016 and into fiscal 2017, resulted in a decrease in the warranty expense of repairing products in the field and returned products. As a result, the increase in cost of sales was notably lower that the increase in revenues. Our assessment and tracking of product issues indicates resolution of all major experienced problems, including assembly and product launch issues. However, we anticipate that we may still incur issues on packs in the field that do not have the benefit of certain fixes. Warranty expense included in cost of sales totaled $54,000 and $166,000 during Q3 2017 and Q3 2016, respectively, and as of March 31, 2017, we had $107,000 accrued for product warranty liability.

Selling and Administrative Expenses

Selling and administrative expenses for Q3 2017 increased $69,000 or 12%, compared to Q3 2016. Such expenses consist primarily of salaries and personnel related expenses, marketing, insurance, rent expense, public company costs, and professional fees. The increase in Q3 2017 primarily relates to marketing costs associated with the shipment of demo LiFT Packs sent to various customers to stimulate sales and increased payroll costs associated with the hiring of a Director of Operations, Director of Sales, mechanical engineer, and senior tech specialist, necessary to improve our production and further our presence in the Lift Equipment marketplace.

Research and Development Expense

Research and development expenses for Q3 2017 decreased $26,000 or 10%, compared to Q3 2016. Such expenses during Q3 2017 consist of materials, supplies, salaries and personnel related expenses, stock-based compensation expense, consulting costs, and other expenses associated with the continued development of our LiFT Pack, as well as, research into new product opportunities, such as our aviation GSE battery pack. The decrease in Q3 2017 is primarily due to decreased costs associated with our UL certification project which was substantially completed in January 2016. We anticipate research and development expenses continuing to be a significant portion of our expenses as we continue to develop and add new and improved products to our product line.

Change in Fair Value of Warrant Derivative Liability

We follow FASB ASC Topic No. 820, Fair Value Measurements and Disclosures (“ASC 820”) in connection with financial assets and liabilities measured at fair value on a recurring basis subsequent to initial recognition. For Q3 2017 and Q3 2016, the change in the fair value of the warrants resulted in other income of $1,000 and $16,000, respectively (see Note 8 in the accompanying condensed consolidated financial statements). The resulting decrease in the warrant derivative liability is primarily attributable to the decrease in the market value of our common stock and the exchange of approximately 93% of the outstanding warrants creating the warrant derivative liability at June 30, 2016 into shares of common stock during the nine months ended March 31, 2017, thus eliminating a significant portion of the warrant liability at March 31, 2017.

Interest Expense

Interest expense for Q3 2017 and Q3 2016 was $52,000 and $190,000, respectively, and consists primarily of interest expense related to our outstanding lines of credit, as well as deferred discount amortization (see Notes 5 and 6 in the accompanying condensed consolidated financial statements).

Net Loss

Net loss for Q3 2017 decreased $70,000 or 6%, as compared to net loss in Q3 2016.  The decrease is primarily attributable to the increased revenues generated from the improved sales of our LiFT Packs, as well as, decreases in our warranty and repair expense resulting from improvements in the packs.

Nine months ended March 31, 2017 and March 31, 2016

	Nine Months Ended March 31,
	2017		2016
	$	% of Revenues	$	% of Revenues

Revenues	$781,000	100%	$394,000	100%
Cost of sales	1,352,000	173%	767,000	195%
Gross loss	(571,000)	-73%	(373,000)	-95%

Operating expenses:
Selling and administrative expenses	1,910,000	245%	1,765,000	448%
Research and development	736,000	94%	1,048,000	266%
Total operating expenses	2,646,000	339%	2,813,000	714%

Operating loss	(3,217,000)	-412%	(3,186,000)	-809%

Other income (expense):
Change in fair value of derivative liabilities	14,000	2%	16,000	4%
Interest expense, net	(174,000)	-22%	(286,000)	-73%

Net loss	$(3,377,000)	-432%	(3,456,000)	-877%

Revenues

Revenues for the nine months ended March 31, 2017, increased by $387,000 or 98%, compared to the nine months ended March 31, 2016. This increase in revenues was directly attributable to a 118% increase in the number of LiFT Packs sold during the nine months ended March 31, 2017. The increased sales resulted from the completion of design changes driven by both UL requirements and ongoing product development changes during the second half of fiscal 2016 and into 2017.

Cost of Sales

Cost of sales during the nine months ended March 31, 2017, increased $585,000, or 76%, compared to the nine months ended March 31, 2016. The increase in cost of sales is primarily related to our increase in LiFT Pack sales. We had an increase in the number of LiFT Packs sold during the nine months ended March 31, 2017 of approximately 118% in comparison to the nine months ended March 31, 2016. Our LiFT Packs, can be subjected to very harsh vibration in certain operational settings. We believe we have “hardened” our packs going forward to sustain the harshest of environments. These improvements, made during the second half of fiscal 2016 and into fiscal 2017, resulted in a decrease in the warranty expense of repairing products in the field and returned products. As a result, the increase in cost of sales was notably lower than the increase in revenues. Our assessment and tracking of product issues indicates resolution of all major experienced problems, including assembly and product launch issues. However, we anticipate that we may still incur issues on packs in the field that do not have the benefit of certain fixes. Warranty expense included in cost of sales totaled $141,000 and $295,000 during the nine months ended March 31, 2017 and 2016, respectively and as of March 31, 2017, we had $107,000 accrued for product warranty liability.

Selling and Administrative Expenses

Selling and administrative expenses for the nine months ended March 31, 2017 increased $145,000 or 8%, compared to the nine months ended March 31, 2016. Despite increases in marketing and payroll costs, we recognized only a modest increase in selling and administrative expenses as a result of decreases in the utilization of external consultants, engineers and legal professionals, as well as, a decrease in stock based compensation during the current period.

Research and Development Expense

Research and development expenses for the nine months ended March 31, 2017 decreased $312,000 or 30%, compared to the nine months ended March 31, 2016 due primarily to decreased costs associated with our UL certification project which was substantially completed in January 2016. We anticipate research and development expenses continuing to be a significant portion of our expenses as we continue to develop and add new and improved products to our product line.

Change in Fair Value of Warrant Derivative Liability

For the nine months ended March 31, 2017 and 2016, the change in the fair value of the warrants resulted in other income of $14,000 and $16,000, respectively (see Note 8 in the accompanying condensed consolidated financial statements). The resulting decrease in the warrant derivative liability is primarily attributable to the decrease in the market value of our common stock and the exchange of approximately 93% of the outstanding warrants at June 30, 2016 into shares of common stock during the nine months ended March 31, 2017, thus eliminating a significant portion of the warrant liability at March 31, 2017.

Interest Expense

Interest expense during the nine months ended March 31, 2017 and 2016 was $174,000 and $286,000, respectively, and consists primarily of interest expense related to our outstanding lines of credit, as well as deferred discount amortization. Also included is the amortization of deferred financing costs associated with our Unrestricted Line of Credit. On December 29, 2015, we entered into the Second Amendment of our Unrestricted Line of Credit which included, among other provisions, the reduction in the conversion price of the Unrestricted Line of Credit from $0.30 to $0.06 per share. The estimated change in fair value of the conversion price of approximately $310,000 was recorded as a deferred financing cost at the date of the Second Amendment and was amortized over the remaining seven-month term of the amended Unrestricted Line of Credit agreement. During the nine months ended March 31, 2017, we amortized the remaining $44,000 of deferred financing costs.

Net Loss

Net loss for the nine months ended March 31, 2017 decreased $79,000, as compared to net loss for the nine months ended March 31, 2016.  The decrease is primarily attributable to the increased revenues generated from the improved sales of our LiFT Packs, offset by continued warranty and repair costs.

Liquidity and Capital Resources

Overview

As of March 31, 2017, we had a cash balance of $70,000, negative working capital of $3,161,000, and an accumulated deficit of $18,639,000. To date, our revenues and operating cash flows have not been sufficient to sustain our operations and we have relied on debt and equity financing to fund our operations. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional capital on a timely basis until such time as revenues and related cash flows are sufficient to fund our operations. We do not have sufficient liquidity and capital resources to fund planned operations through the coming twelve months. See “Future Liquidity Needs” below.

Cash Flows

Operating Activities

Our operating activities resulted in net cash used in operations of $3,897,000 during the nine months ended March 31, 2017, compared to net cash used in operations of $2,848,000 during the nine months ended March 31, 2016. The increase in net cash used of $1,049,000 results primarily from purchases of inventory used in the production of our LiFT packs.

 Net cash used in operating activities during the nine months ended March 31, 2017, reflects the net loss of $3,377,000 for the period offset primarily by non-cash items including depreciation, stock based compensation and the amortization of debt discounts and deferred financing costs, as well as, increases in inventories and accrued expenses offset by an increase in accounts payable.

Net cash used in operating activities during the nine months ended March 31, 2016, reflects the net loss of approximately $3,456,000 for the period offset primarily by non-cash items including depreciation, stock-based compensation, stock issued for services, and the amortization of debt discounts and deferred financing costs, as well as, decreases in accounts receivable and increases in accounts payable and accrued expenses.

Investing Activities

Net cash used in investing activities during the nine months ended March 31, 2017 consists primarily of the purchase of computer software, leasehold improvements and warehouse equipment for $45,000. There were no investing activities during the nine months ended March 31, 2016.

Financing Activities

Net cash provided by financing activities during the nine months ended March 31, 2017 was $3,885,000 and consisted of $1,075,000 of proceeds from the sale of common stock, $2,525,000 of borrowings from our line of credit with Esenjay, $500,000 advanced from a shareholder and the repayment of our Line of Credit of $215,000 with a non-related party. Net cash provided by financing activities during the nine months ended March 31, 2016 was $2,875,000 and resulted from the borrowings from our line of credit with Esenjay.

Future Liquidity Needs

We have evaluated our expected cash requirements over the next twelve months, which include, but are not limited to, investments in additional sales and marketing and product development resources, capital expenditures, and working capital requirements and have determined that our existing cash resources are not sufficient to meet our anticipated needs during the next twelve months, and that additional financing is required to support current operations. Based on our current and planned levels of expenditure, we estimate that total financing proceeds of approximately $6,000,000 will be required to fund current and planned operations through May 15, 2018. In addition, we anticipate that further additional financing may be required to fund our business plan subsequent to that date, until such time as revenues and related cash flows become sufficient to support our operating costs.

Between July 1, 2014 and March 31, 2017, we borrowed $7,075,000 pursuant to various related party credit facilities of which $3,750,000 has been converted to equity. As of March 31, 2017, the amount outstanding under the Unrestricted Line of Credit with Esenjay was $3,325,000, with an aggregate of $175,000 available under the Unrestricted Line of Credit for future draws at Esenjay’s discretion. On April 11, 2017, we entered into a Fifth Amendment to the Unrestricted Line of Credit, pursuant to which the Unrestricted Line of Credit was modified and amended to (i) increase the maximum principal amount of the loan provided under the Agreement from $3,500,000 to $5,000,000; and (ii) effective April 1, 2017, increase the annual interest rate on the outstanding balance and future drawdowns on the loan from 6% per annum to 8% per annum. The credit facility matures on January 31, 2018, but may be further extended by Esenjay, and is convertible into shares of common stock at $0.06 per share, to the extent such will not cause us to exceed our authorized number of shares of common stock.  Esenjay owns approximately 64% of our issued and outstanding common stock as of May 15, 2017. As of May 15, 2017, the amount outstanding under the Unrestricted Line of Credit was $4,155,000, with an aggregate of $845,000 available under the Unrestricted Line of Credit for future draws.

During the three months ended March 31, 2017 we received cash advances totaling $500,000 (the “Advances”) from a shareholder (the “Shareholder”). The Advances were received pursuant to an oral agreement, whereby we agreed to accrue interest on the Advances at 12% per annum. On April 27, 2017, we formalized the oral agreement into a written Convertible Promissory Note (the “Convertible Note”). Borrowings under the Convertible Note accrue interest at 12% per annum, with all unpaid principal and accrued interest due and payable on October 27, 2018. In addition, at any time commencing on or after the date that is six (6) months from the issue date, at the election of Shareholder, all or any portion of the outstanding principal, accrued but unpaid interest and/or late charges under the Convertible Note may be converted into shares of the Company’s common stock at a conversion price of $0.12 per share; provided, however, the Shareholder shall not have the right to convert any portion of the Convertible Note to the extent that the Shareholder would beneficially own in excess of 5% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon conversion of the Convertible Note.

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

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with the SEC under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow for timely decisions regarding required disclosure. As required by SEC Rules 13a-15(e) and 15d-15(e) 15d-15(b), we carried out an evaluation as of the end of the fiscal quarter ended March 31, 2017, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (“Exchange Act”) and concluded that our disclosure controls and procedures were effective to ensure the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective April 1, 2016, we entered into a renewal contract with Catalyst Global LLC (“CGL”) to provide investor relations services for 12 months in exchange for monthly fees of $2,000 per month and 540,000 shares of restricted common stock issued as follows: 315,000 shares on June 30, 2016 for services provided during the three months ended June 30, 2016 and 75,000 shares issued upon each of the six-, nine-, and twelve-month anniversaries of the contract. The initial tranche was valued at $0.05 per share or approximately $14,500 when issued on June 30, 2016, the second tranche of 75,000 shares was issued on September 29, 2016 and was valued at $0.04 per share or $3,000, the third tranche of 75,000 shares was issued on January 23, 2017 and was valued at $0.04 per share or $3,000 and the fourth tranche of 75,000 shares was issued on March 20, 2017 and was valued at $0.045 per share or $3,375. These shares have not been registered under the Securities Act.  Such shares were issued upon exemptions from registration pursuant to Section 4(a)(2) of the Securities Act.

In 2012, we issued warrants to certain investors and a consultant (together, the "2012 Warrant Holders") to purchase a total of 2,970,347 shares of our common stock at $0.41 per share (the "2012 Warrants").  On August 23, 2016, we offered our 2012 Warrant Holders the option to convert their 2012 Warrants for shares of our common stock at a conversion rate of 0.602 shares of common stock per warrant share (the "Warrant Exchange").  As of March 31, 2017, twenty (20) 2012 Warrant Holders had accepted this offer and accordingly, we have exchanged warrants to purchase 2,714,197 shares of common stock at an exercise price of $0.14 per share, valued at approximately $10,000, into 1,633,950 shares of common stock.  The shares issued in connection with the 2012 Warrants (“Warrant Shares”) have not been registered under the Securities Act. The Warrant Shares were issued in reliance on Section 3(a)(9) of the Securities Act.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

The following exhibits are filed as part of this Report

Exhibit No.	Description

10.1	Fifth Amendment to the Unrestricted and Open Line of Credit (1)
10.2	Convertible Promissory Note dated April 27, 2017*
31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.*
31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.*
32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.*
32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

(1) Incorporated by reference to Form 8-k filed with the SEC on April 24, 2017

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Flux Power Holding, Inc.

Date: May 15, 2017	By:	/s/ Ronald F. Dutt
Name: Ronald F. Dutt
Title: Chief Executive Officer
Principal Executive Officer