Form 10-K
period 2017-06-30
Flux Power Holdings, Inc.
filed 2017-09-22
CIK 1083743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended June 30, 2017

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

Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.        ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of December 31, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $2,803,509.

The number of shares of registrant’s common stock outstanding as of September 21, 2017 was 25,085,526.

Documents incorporated by reference: None.

FLUX POWER HOLDINGS, INC.

FORM 10-K ANNUAL REPORT

For the Fiscal Year Ended June 30, 2017

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

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this report only:

•

the “Company,” “Flux,” “we,” “us,” and “our” refer to the combined business of Flux Power Holdings, Inc., a Nevada corporation and its wholly-owned subsidiary, Flux Power, Inc. (“Flux Power”), a California corporation;

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

Current Business Strategy

We are primarily focusing on the lift equipment market targeting dealers and distributors, and secondarily, on the airline ground support equipment market.  Our strategy is to offer a full product lineup for forklifts within the coming year. In January 2016, we obtained certification from Underwriters Laboratory (“UL”), a global safety science organization, on our LiFT Packs for forklift use listed to UL 2271. The UL Listing demonstrates the quality, safety and reliability of our LiFT Pack line for customers, distributors, dealers and OEM partners. We believe we have emerged from this effort with a substantially enhanced product line, particularly in the areas of overall design and durability, as well as, features that improve our LiFT Packs’ value and performance for customers. We shipped our first UL certified LiFT Pack to our customers beginning in May 2016.  Currently, we are working with various lift equipment original equipment manufacturers (“OEM”), their dealers and battery distributors to bring our advanced energy storage systems to the lift equipment market.  This provides a more direct market path to the consumer without the delays and issues that accompany dealing solely with the OEM.

We have also begun marketing directly to end-users, primarily in the food and beverage industry, with a focus on educating the customer on the many benefits of utilizing lithium-ion batteries over the traditional lead acid batteries in their walkie pallet jack forklifts. Such benefits include less maintenance, faster charge times, longer lasting and greater power. Such efforts resulted in Flux being named one of Food Logistics Magazine’s 2017 Champions: Rock Stars of the [Food & Beverage] Supply Chain. This recognition underscores the increasing interest, piloting and shipments of Flux LiFT Packs to power multi-shift operations at a growing base of food industry distribution centers across America.

In addition, we are leveraging from our prior experience of developing and shipping over 15 megawatts of battery packs in a variety of applications ranging from electrical vehicles, electric boats, and various industry specific applications. The current process of working with the lift equipment sector has included securing “technical approval” by the OEMs for compatibility with their equipment and then developing a sales network utilizing existing battery distributors and equipment dealers. Our product development has included pilot programs and trials with national account end users and industrial equipment manufacturers. Such pilot programs have been highly beneficial in providing us with the much-needed feedback necessary to improve our battery packs.  It also led us to securing our UL Listing on our LiFT Pack.

Our primary focus has been with our entry-level LiFT Pack line to power walkie pallet jack forklifts. During fiscal 2016, the pace of sales was limited by our focus on converting Flux’s production from small-run production and prototyping into large scale production of our UL-listed products. We purposely dialed down production during the last six months of fiscal 2016 in order to incorporate the improvements gleaned from the UL review process, as well as, implement important engineering features that stem from a model changeover. During the fourth quarter of fiscal 2016, we developed specialized assembly and testing stations designed to speed production time frames by automating many facets of testing and assembly.  Throughout the fiscal 2017 we recognized the results of these design and production enhancements through reductions in warranty expense and improved gross margins and expect these improvements to continue into the future. With a focus on improvements to our LiFT Packs and overall production processes behind us, we are now positioned to accelerate our sales efforts in fiscal 2018.

In addition to the walkie pallet jack, in April 2016, we began piloting our custom-developed, 72-volt battery pack for use with electric aviation ground support equipment (“GSE”).  The pilot program, organized by Averest, Inc., a leading distributor of industrial batteries and chargers for aviation ground support equipment, was with a leading regional airline at Los Angeles International Airport. The test program wrapped up in August 2016 and was deemed an unqualified success.  Now, working with a distributor focused on the airlines, we are planning to provide more test units for additional airlines. The successful development and 3-month pilot highlights the scalability of our design and engineering capabilities, as well as, our proprietary battery management technology for a broad array of motive power applications. Importantly it also moves us into a customer price point of roughly $20,000 to $34,000 per pack for several power rating alternatives, creating an excellent new leg of growth potential.

We have since begun development of a LiFT Pack for use in Class 3 end rider forklifts with evaluation units going out to several accounts in July and August 2018. The evaluation units are providing us with relevant information on the further development of the battery packs in order to better serve this market. Along with the development of the LiFT pack for the Class 3 forklifts, our research and development group is designing LiFT Pack prototypes for Class 1 and Class 2 forklifts with evaluations expected to take place in the second quarter of Fiscal 2018.

In summary, we are developing a suite of complementary technologies and products that utilize our core BMS technology. Sales during the year ended June 30, 2017 were primarily to customers located throughout the United States.

History

We were incorporated in Nevada in 1998.  In May 2012, we changed our name to Flux Power Holdings, Inc. (“Flux”).

We operate our business through our wholly-owned subsidiary, Flux Power, Inc. (“Flux Power”). Flux Power was incorporated in October 2009 to provide solutions to exploit the lithium battery market for small electric vehicles.

Recent Corporate Transaction

On August 10, 2017, we filed a certificate of amendment to our articles of incorporation with the State of Nevada effectuating a reverse split of our common stock at a ratio of 1 for 10, whereby every ten pre-reverse stock split shares of common stock automatically converted into one-post reverse stock split share of common stock, without changing the $0.001 par value or authorized number of our common stock (the “Reverse Stock Split”). The Reverse Stock Split became effective in the State of Nevada on August 18, 2017. Michael Johnson, our director and beneficial owner of Esenjay, owning a majority of our issued and outstanding common stock approved the Reverse Stock Split on July 7, 2017 by written consent.

In connection with the Reverse Stock Split, proportionate adjustments have been made to the per share exercise price and the number of shares issuable upon the exercise or conversion of all outstanding options, warrants, convertible or exchangeable securities entitling the holders to purchase, exchange for, or convert into, shares of common stock.  All references to shares of common stock and per share data for all periods presented in this Annual Report on Form 10-K and the accompanying consolidated financial statements and notes thereto contained have been adjusted to reflect the Reverse Stock Split on a retroactive basis.

DESCRIPTION OF OUR BUSINESS

Our Business

We are in the business of energy storage and battery management. In October 2009, we started to develop technologies for the advanced energy storage market and began shipping prototype product in the second quarter of 2010 while continuing to develop our intellectual property portfolio. In 2011, we began shipping Federal Motor Vehicle Safety Standards validated products and then started shipping ancillary products to enhance our overall product line. Focusing on cell management of large format lithium cells, our technology dramatically extends the battery system life, lowering the overall cost of ownership to a level which makes lithium competitive with lead-acid in numerous applications. We have spent over six years developing lithium battery energy storage technology, including shipping over 15 megawatts of power in a variety of applications ranging from electrical vehicles to industrial equipment applications.

In January 2016, we obtained certification from Underwriters Laboratory (“UL”) on our LiFT Packs for forklift use listed to UL 2271. The UL Listing, issued by UL, a global safety science organization, demonstrates the quality, safety and reliability of our LiFT Pack line for customers, distributors, dealers and OEM partners. We believe we have emerged from this effort with a substantially enhanced product line, particularly in the areas of overall design and durability, as well as, features that improve our LiFT Packs’ value and performance for customers. We shipped our first UL certified LiFT Pack to our customers beginning in May 2016. Our LiFT Packs are now the first and only UL Listed lithium-ion batteries available across the brands of the major OEMs.

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

We have since begun development of a LiFT Pack for use in Class 3 end rider forklifts with evaluation units going out to several accounts in July and August 2017. The evaluation units are providing us with crucial information on the further development of the battery packs in order to better serve this market. Along with the development of the LiFT pack for the Class 3 forklifts, our research and development group is designing LiFT Pack prototypes for Class 1 and Class 2 forklifts with evaluations expected to take place in the second quarter of Fiscal 2018.

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

Other Equipment Solutions

We have produced battery packs on an opportunistic basis for applications including robotic mining equipment, portable packs for field operations by the U.S. military, and solar, grid-tie energy storage in an office setting. We currently are building and selling prototypes for airport equipment, commonly called ground support equipment, to power the baggage/cargo trucks. These packs provide much higher levels of power ratings of up to 600 amp hours at 72 volts. Initial customer response indicates our packs to be performing very well with high satisfaction.

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

Lowest Cost: Advanced energy storage systems provide power dense solutions with extended cycle life which, together, equate to very cost conscious solutions for most applications in the industrial vehicle equipment, portable power, and grid management market segments. We believe that, in our products, advanced energy storage systems can cost much less than legacy lead-acid technologies over the course of product operation.

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

Battery Modules. We supply high-power, energy-dense advanced energy storage modules for industrial equipment, electrical vehicles, and governmental applications. Our primary product consists of the Flux Power 24-volt lithium pack and individual 3.2 volt cells in various sizes from 60AH to 900AH. We offer varying chemistries and configurations based on the applications. Our battery modules are designed for our BMS.  We currently use Lithium-ion cells, specifically lithium iron phosphate (LiFePO4). We are not in the business of developing new battery cell chemistries and are thus “agnostic” as to chemistry and can take advantage of new chemistries when available in the market.

Chargers. Our smart charging solutions are designed to interface with our battery management system. Our smart chargers consist of both air-cooled and liquid-cooled chargers. These modular chargers can be stacked from 3kW - 300kW.

Application Integration. We are one of the few developers to successfully integrate lithium packs in a variety of applications including forklifts and related industrial equipment. The technology complexity of lithium requires knowledgeable engineering and testing.

Marketing and Sales

Customer Concentrations

We currently sell products directly to our customers, through OEMs, lift equipment dealers, battery distributors and the ultimate end-user. Our direct customers vary from small companies to Fortune 500 companies.

During the year ended June 30, 2017, we had three major customers that each represented more than 10% of our revenues on an individual basis, or approximately $524,000 or 58% of our total revenues.

During the year ended June 30, 2016, we had three major customers that each represented more than 10% of our revenues on an individual basis, or approximately $285,000 or 51% of our total revenues.

Technology

We believe our cell management and communication tools extend battery system life and improve system performance by managing individual cells in a system, communicating individual cell conditions to ancillary devices, and communicating individual cell conditions to other devices which either require or supply power. Whether it is lift equipment or related industrial equipment, we provide capable systems that meet cost and performance targets which we believe, in many cases and based on the life cycle data of the lead-acid batteries provided by the manufacturers; outperform traditional lead-acid technologies on both metrics. Our systems use lithium-ion cells that are denser in energy than traditional lead-acid batteries, which allow our batteries to hold more charge over the same weight. In addition, our BMS protects the lithium-ion batteries enabling the lithium-ion batteries to reach their full life and cycle potential and outlasting lead-acid based batteries which would have to be replaced and thereby adding additional costs over the same time period. Our systems manage individual cells and their charge cycles, which generally allow for more consistent discharge capability and ease of maintenance over an unmanaged battery by:

☐	Managing individual cells within a system to maximize:
●	Life Cycles
●	Discharge Rate
●	Depth of Discharge per Cycle
☐	Allowing Cells to communicate their State of Health to:
●	Ensure Proper Charging
●	Protect the Cells from Over Discharge
●	Adjust System Parameters during Varying Temperature
☐	Enabling other system components to adjust their functions to:
●	Protect Equipment from Damage
●	Optimize Charge Efficiency
☐	Other benefits of our battery packs:
●	Lower total costs of ownership
●	Maintenance free
●	Lighter in weight
●	Longer life than lead-acid batteries

Production process

Except for charger components and battery cells, we design and assemble all of our own products in-house and outsource manufacturing when possible.

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

BMS. We design our BMS modules/boards and have two granted patents. We source manufacturing of the boards to two local board houses. We are currently developing further technology enhancements to this BMS technology, including the use of more efficient board components, and are planning to file related patents.

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

Volume sales will enable cost reductions by:

Manufacturability Optimization: We are currently building products to be as robust and full-featured as possible to meet initial demand that typically reflects smaller quantity needs. With investment in equipment and process, labor assembly and process can drive cost reductions.

Low Cost Designs: As we receive more feedback from customers, we will strive to achieve cost reduction to improve alignment of pack features and quality that meet customer satisfaction at reduced cost.

Advanced Manufacturing Capabilities: We are currently seeking out advanced manufacturing relationships to further enhance our abilities.

Suppliers

We obtain a limited number of components and supplies included in our products from a small group of suppliers. During the year ended June 30, 2017 we had three suppliers who accounted for more than 10% of our total purchases, on an individual basis. Purchases for these three suppliers totaled $1,665,000 or 57% of our total purchases.

During the year ended June 30, 2016 we had three suppliers who accounted for more than 10% of our total purchases, on an individual basis. Purchases for these three suppliers totaled $793,000 or 66% of our total purchases.

In the past we have sourced Lithium batteries from a number of suppliers. We continuously assess our battery sourcing to improve consistency, responsiveness, and quality.

Research and Development

Research and development expenses for the fiscal years ended June 30, 2017 and 2016 were approximately $1,052,000 and $1,296,000, respectively. Such expenses consist primarily of materials, supplies, salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses. Research and development expenses in Fiscal 2016 were slightly higher than Fiscal 2017 due to the extensive personnel, material and testing costs associated with obtaining the UL listing for our LiFT Packs, as well as, costs associated with the development and testing of a prototype battery pack for ground support equipment in partnership with a domestic airline. As we continue to develop our product line, we anticipate that research and development expenses will continue to be a substantial part of our focus. We currently perform our research and development at our facility in Vista, California. We seek to develop innovative new and improved products for cell and system management along with associated communication, display, current sensing and charging tools.

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

We believe that we have several technological and business advantages over our competitors, which will lead to our success in the advanced energy storage market. Our concentration on cell and system management tools has allowed us to compete with a much lower capitalization structure. Further, since our BMS is not based on any specific cell chemistry, we can source cells from different manufacturers based on the performance needs and cost. This flexibility in cell sourcing allows us to provide complete storage systems at a lower cost versus our current competition. We are also differentiated by the ability to integrate battery packs successfully into a variety of applications.

Our UL Listing, received in January 2016, demonstrates the quality, safety and reliability of our LiFT Pack line for customers, distributors, dealers and OEM partners. We believe we have emerged from this effort with a substantially enhanced product line, particularly in the areas of overall design and durability, as well as, features that improve our LiFT Packs’ value and performance for customers. Our LiFT Packs are now the first and only UL Listed lithium-ion batteries available across the brands of the major OEMs.

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

Ground Support Equipment: Our products’ telematics, modularity, longevity and low-cost solutions fit with airport equipment solutions, commonly known as ground support equipment, operated by all airlines to transport baggage and related cargo. These applications are well suited to our modular and scalable pack designs and benefit from our pack innovation derived from LiFT Packs and the related harsh environments. We have conducted successful pilot programs and plan to continue introduction of these packs to a variety of customers, with expectations of significant revenue opportunity in the coming year.

Military (Defense) and Municipal: Our products’ longevity and easy integration make it a fit for energy storage applications for both the military and municipal markets. Although these markets have longer integration timelines, we believe they represent potentially significant additions to our revenue mix in future periods.

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

In connection with our BMS, we are actively pursuing patent applications relating to determining battery life and remaining battery life cycles. Several patent applications relating to these inventions have been approved and others will be filed with the U.S. Patent & Trademark Office. We are developing a certain number of BMS related patents. In addition, we have a number of trademark registrations protecting the Flux Power name and logo. These include Flux, Flux Power, and the Flux Power logo.

As of June 30, 2017, we have 3 patent applications pending with the U.S. Patent & Trademark Office, with two patents approved and issued. In addition, we intend to continue to file additional patent applications with respect to our technology and to seek protection of our intellectual property internationally in a broad range of areas. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims. Even if granted, there can be no assurance that these pending patent applications will provide us with protection.

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

Employees

As of June 30, 2017, we have twenty-nine (27) full-time employees. We engage outside consultants for business development and operations or other functions from time to time. None of our employees are currently represented by a trade union.

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

In their audit opinion issued in connection with our financial statements as of June 30, 2017 and June 30, 2016 and for the years then ended, our independent registered public accounting firm included a going concern explanatory paragraph which stated there was substantial doubt about our ability to continue as a going concern.  We have prepared our financial statements on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. Our financial statements do not include any adjustments that would be necessary should we be unable to continue as a going concern and, therefore, be required to liquidate our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.  If we are unable to continue as a going concern, our stockholders may lose all or a substantial portion or all of their investment.

We have a history of losses and negative working capital and currently our lender has the right not to advance funds under our credit facilities, and we will require additional funding to support operations and provide working capital.

As of June 30, 2017, we had a cash balance of $121,000 and an accumulated deficit of $19,697,000. We have a history of losses and have experienced a lack of revenue due to the time to launch our revised business strategy. Despite an increase in our revenues of $344,000 or 62%, our net loss of $4,435,000 represented a decrease of only $136,000 or 3% in comparison to the year ended June 30, 2016. Based on our current and planned level of expenditures, we estimate that total financing proceeds of approximately $5,000,000 will be required to fund current and planned operations for the twelve months following the date of this Annual Report on Form 10-K, September 21, 2017. The Company does not currently believe that its existing cash resources are sufficient to meet its anticipated needs during the next twelve months. Our operations have been primarily funded through the sale of our securities and borrowings under our credit facilities. Our continued operations and growth are dependent on our ability to complete equity financings, make borrowings under our credit facilities and/or generate positive cash flows from operating activities. We initiated a private placement in April 2016 to raise $3,100,000, subsequently amended in August 2016 to increase offering amount to $4,000,000. As of August 31, 2016, a total of $3,900,000 has been raised of which $2,125,000 was received in cash and $1,775,000 was received via the settlement of outstanding liabilities.  Additionally, during fiscal 2017 we borrowed $4,385,000 under our existing related party credit facility with Esenjay Investments, LLC (“Esenjay”) and converted $400,000 of debt outstanding under this credit facility to equity. The credit facility with Esenjay has a maximum borrowing amount of $10,000,000, matures on January 31, 2019, is convertible at $0.60 per share of common stock and accrues interest at 8% (the “Unrestricted Line of Credit”). Pursuant to a side letter, Esenjay has agreed to limit its right of conversion under the Unrestricted Line of Credit to such number of shares so that upon conversion, if any, it will not cause the Company to exceed its authorized number of shares of common stock. As of June 30, 2017, there was $4,815,000 available for future draws, subject to the prior approval by Esenjay.  We are currently pursuing additional funds through private placements. We are pursuing additional sources of funding, which could result from certain distributor relationships, joint operating ventures, acquisitions or mergers. We expect to cover our anticipated operating expenses through cash on hand, collections on additional customer billings, borrowings under our line of credit, and proceeds from the private placement of equity securities. However, there is no guarantee we will be able to obtain additional funds in the future if required or that funds will be available on terms acceptable to us, or that shareholders will not experience dilution as a result of funds raised through the sale of securities. If such funds are not available, management will be required to curtail its investments in additional sales and marketing and product development resources and capital expenditures, which may have a material adverse effect on our future cash flows and results of operations, and its ability to continue operating as a going concern.

Our level of indebtedness and an event of default under our existing credit facility could adversely affect our business, financial condition, results of operations or liquidity.

We have substantial indebtedness and have relied on our credit facilities to provide working capital. As of September 21, 2017 we have an outstanding balance of $6,520,000 under our existing Unrestricted Line of Credit with Esenjay and $3,480,000 available for future draws. However, our ability to borrow under this facility is at the discretion of Esenjay. Also, Esenjay has no obligation to disburse such funds and has the right not to advance funds under the line of credit. In addition, as a secured party, upon an event of default, Esenjay will have a right to the collateral granted to them under the line of credit, and we may lose our ownership interest in the assets. A loss of our collateral will have material adverse effect on our operations, our business and financial condition.

We have realigned our marketing focus to a smaller number of products and selling to customers that do not require extensive product development.

Since 2010, we have been focused on providing customized solutions to larger OEM customers.  Recent experience has shown that we could achieve higher shorter-term revenue by focusing on a smaller number of products and selling to customers that do not require extensive and lengthy product development and negotiation periods. As a response, we have determined to narrow our focus to product segments including “lift equipment” and related verticals. We feel that we are well positioned to address these markets, which include applications such as industrial electric vehicles like lift equipment, airport ground support equipment, portable power, and specialized equipment such as robotic mining equipment. However, we cannot guarantee that we will be successful in transitioning companies in these segments from legacy lead-acid technologies to our advanced energy storage solutions.

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

Lithium-ion battery modules in the marketplace have been observed to catch fire or vent smoke and flame, and such events have raised concerns over the use of large format high-power batteries.

We sell and supply large format high-power lithium based battery modules for industrial equipment and we intend to supply these lithium packs for industrial applications. Historically, lithium-ion batteries in laptops and cellphones have been reported to catch fire or vent smoke and flames, and more recently, news have been reported that several electric vehicles that use high-power lithium-ion batteries have caught on fire which trigger investigation as to the cause of the fires. As such, any adverse publicity and issues as to the use of high-power batteries in automotive or lift equipment applications will affect our business and prospects since we sell and supply large format high-power lithium based battery packs for industrial applications. In addition, any failure of our battery modules may cause damage to the industrial equipment or lead to personal injury or death and may subject us to lawsuits. We may have to recall our battery modules, which would be time consuming and expensive.

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

We believe that our success is largely dependent upon the continued service of the members of our senior management team, who are critical to establishing our corporate strategies and focus, and ensuring our continued growth. Our continued success will depend on our ability to attract and retain a qualified and competent management team in order to manage our existing operations and support our expansion plans. Although we are not aware of any change, if any of the members of our senior management team are unable or unwilling to continue in their present positions, we may not be able to replace them readily. Therefore, our business may be severely disrupted, and we may incur additional expenses to recruit and retain their replacement. In addition, if any of the members of our senior management team joins a competitor or forms a competing company, we may lose some of our customers.

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

As of September 21, 2017, our present directors and executive officers, and their respective affiliates beneficially owned approximately 79.8% of our outstanding common stock, including common shares underlying options, warrants and convertible debt that were exercisable or convertible or which would become exercisable or convertible within 60 days.  More specifically, Michael Johnson, our director and beneficial owner of Esenjay, beneficially owns approximately 75.6% of such outstanding common stock.  As a result of their ownership, our directors and executive officers and their respective affiliates collectively, and Esenjay, individually, are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  This concentration of ownership may also have the effect of delaying or preventing a change in control.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

 The Company’s corporate headquarters totals 22,054 square feet and is located in Vista, California.  Effective February 25, 2014, the Company entered into a two-year lease agreement for this facility with average monthly rent payments of approximately $12,000 per month and paid a security deposit of $25,000, or approximately 2 months of rent. Our lease was subsequently amended resulting in average rent expense of $14,000 per month and expiring on May 31, 2018.

The Company also subleases space to a related party, Epic Boats, on a month-to-month basis at a rate of 10% of lease expense.

Total rent expense was $140,000 and $137,000 for the years ended June 30, 2017 and 2016, respectively, net of sublease income.

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

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Data

Our common stock is quoted on the OTCQB under the stock symbol “FLUX.” The following table sets forth the range of the high and low prices for our common stock during each quarter for the period July 1, 2015 through June 30, 2017, as set forth below, which has been adjusted retroactively to reflect the Reverse Stock Split.  Such prices do not represent actual transactions, and do not include retail mark-ups, mark-downs or commissions.

	High	Low
Fiscal year ended June 30, 2017
First quarter	$0.50	$0.38
Second quarter	$0.42	$0.15
Third quarter	$0.55	$0.33
Fourth quarter	$0.50	$0.24

Fiscal year ended June 30, 2016
First quarter	$0.62	$0.31
Second quarter	$0.59	$0.31
Third quarter	$0.60	$0.16
Fourth quarter	$0.60	$0.22

Stockholders

The approximate number of record holders of our common stock as of September 21, 2017 was 1,360, based on information provided by our transfer agent. The foregoing number of record holders does not include an unknown number of stockholders who hold their stock in “street name.”

Recent Sales of Unregistered Securities

None that have not been previously reported.

Purchases of Equity Securities

We have never repurchased any of our equity securities.

Dividends

The Company did not declare or pay dividends on its common stock during fiscal years 2017 and 2016 and we presently do not expect to declare or pay such dividends in the foreseeable future and expect to reinvest all undistributed earnings to expand our operations, which the management believes would be of the most benefit to our shareholders. The declaration of dividends, if any, will be subject to the discretion of our Board of Directors, which may consider such factors as our results of operations, financial condition, capital needs and acquisition strategy, among others.

Equity Compensation Plan Information

Information for our equity compensation plans in effect as of June 30, 2017 is as follows:

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Equity compensation plans approved by security holders(1)	331,000	0.50	9,669,000
Equity compensation plans not approved by security holders(2)	385,000	1.44	-

Total	716,000	1.01	9,669,000

(1) Represents incentive stock options granted under our 2014 Stock Option Plan (“2014 Option Plan) during the fiscal year ended June 30, 2016. The 2014 Equity Incentive Program was approved February 17, 2015 and provided for the issuance of incentive stock options.

(2) Consists of 72,000 options granted under the 2010 Stock Option Plan (“2010 Option Plan”) and assumed by the Company in a Reverse Acquisition. An additional 313,000 non-qualified options were issued for a total outstanding at June 30, 2017 of 385,000.

DESCRIPTION OF SECURITIES

Common Stock

We are authorized to issue up to 300,000,000 shares of common stock, par value $0.001 per share. Each outstanding share of common stock entitles the holder thereof to one vote per share on all matters.

On August 10, 2017, we filed a certificate of amendment to our articles of incorporation with the State of Nevada effectuating a reverse split of the Company’s common stock at a ratio of 1 for 10 (the “Reverse Stock Split”). The Reverse Stock Split became effective in the State of Nevada on August 18, 2017. Michael Johnson, our director and beneficial owner of Esenjay, owning a majority of our issued and outstanding common stock approved the Reverse Stock Split on July 7, 2017.

In connection with the Reverse Stock Split, proportionate adjustments have been made to the per share exercise price and the number of shares issuable upon the exercise or conversion of all outstanding options, warrants, convertible or exchangeable securities entitling the holders to purchase, exchange for, or convert into, shares of common stock.  All references to shares of common stock and per share data for all periods presented in this Annual Report on Form 10-K and the accompanying consolidated financial statements and notes thereto contained have been adjusted to reflect the Reverse Stock Split on a retroactive basis.

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

Overview

We design, develop and sell rechargeable lithium-ion energy storage systems for industrial applications, such as, electric fork lifts and airport ground support equipment. We have structured our business around our BMS which provides three critical functions to our battery systems: cell balancing, monitoring and error reporting. Using our proprietary management technology, we are able to offer complete integrated energy storage solutions or custom modular standalone systems to our customers. We have also developed a suite of complementary technologies and products that accompany our core products.

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

We believe the following critical accounting policies and estimates affect the preparation of our financial statements:

Inventories

Inventories consist primarily of battery management systems and the related subcomponents, and are stated at the lower of cost (first-in, first-out) or market. The Company evaluates inventories to determine if write-downs are necessary due to obsolescence or if the inventory levels are in excess of anticipated demand at market value based on consideration of historical sales and product development plans. The Company recorded an adjustment related to obsolete inventory in the amount of approximately $56,000 and $30,000 during the years ended June 30, 2017 and 2016, respectively.

We reviewed our inventory valuation with regards to our gross loss for the fiscal year ended June 30, 2017. The gross loss was due to factors related to new product launch, such as low volume, early higher cost designs, and limited sourcing, as well as, the continued warranty expense of repairing products in the field and returned products. As such, we do not believe the loss is related to raw material inventory issues that would require write-downs.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, price is fixed or determinable, and collectability of the selling price is reasonably assured. Delivery occurs when risk of loss is passed to the customer, as specified by the terms of the applicable customer agreements. When a product is sold on consignment, the item remains in our inventory and revenue is not recognized until the product is ultimately sold to the end user. When a right of return exists, contractually or implied, the Company recognizes revenue on the sell-through method. Under this method, revenue is not recognized upon delivery of the products. Instead, the Company records deferred revenue upon delivery and recognizes revenue when the product is sold through to the end user. As of June 30, 2017 and 2016, the Company did not have any deferred revenue.

Derivative Financial Instruments

The Company follows FASB ASC Topic No. 815, Derivatives and Hedging ("ASC No. 815") to classify and value warrant liabilities. Warrants classified as derivative liabilities are recorded at their fair values at the issuance date and are revalued at each subsequent reporting date. Using a Monte Carlo simulation model, multiple random price paths for the stock price are generated to simulate many possible future outcomes, which are then discounted at the risk-free rate. These simulated paths are then averaged to determine the fair value of the warrants (see Note 9 to the audited consolidated financial statements).

We have certain outstanding warrants, issued in 2012, that originally offered the holders of such warrants protection against dilution whereby the exercise price of the warrants can be adjusted should future equity offerings be offered at a price lower than the warrant exercise price. This provision requires the warrants issued in 2012 be accounted for as derivative liabilities. On August 23, 2016, we proposed to the holders of these warrants that the re-set provision included in the warrants be eliminated.  Upon receiving consents to eliminate the re-set provision from a majority of the warrant holders, the re-set provision and the related derivative liability were eliminated as of January 23, 2017.  (See Note 9 to the audited consolidated financial statements).

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

The following table represents our statement of operations for the years ended June 30, 2017 (“Fiscal 2017”) and June 30, 2016 (“Fiscal 2016”).

	Fiscal 2017		Fiscal 2016
	$	% of Revenues	$	% of Revenues

Revenues	$902,000	100%	$558,000	100%
Cost of goods sold	1,622,000	180%	1,119,000	201%
Gross loss	(720,000)	-80%	(561,000)	-101%

Operating expenses:
Selling and administrative expenses	2,404,000	267%	2,253,000	404%
Research and development	1,052,000	117%	1,296,000	232%
Total operating expenses	3,456,000	384%	3,549,000	636%

Operating loss	(4,176,000)	-464%	(4,110,000)	-737%

Other income (expense):
Change in fair value of derivative liabilities	14,000	2%	11,000	2%
Interest expense, net	(273,000)	-30%	(472,000)	-85%

Net loss	$(4,435,000)	-492%	$(4,571,000)	-820%

Revenues

Our product focus is primarily on lift equipment, reflecting our current products for walkie pallet jacks and plans to introduce higher capacity packs in the latter half of 2017 for Class 1, 2, and 3 forklifts. We also are implementing a strategy to expand on an opportunistic basis to adjacent applications, including airport ground support equipment (“GSE”). We feel that we are well positioned to address these markets, which would utilize our modular and scalable battery pack design and technology.

We currently sell products primarily through a distribution network of equipment dealers and battery distributors in North America. This distribution network mostly sells to large company, national accounts. However, we do sell certain battery packs directly to other accounts including industrial equipment manufacturers and the ultimate end-user.

Revenues for Fiscal 2017 increased $344,000 or 62%, compared to Fiscal 2016. This increase in revenues during Fiscal 2017 was primarily attributable to our planned slowing of production in Fiscal 2016 associated with a model changeover to new UL Listed Packs. This model changeover included design changes driven by both UL requirements and ongoing product development changes. Upon completion of the model changeover, we were able to begin escalating our sales efforts in Fiscal 2017 resulting in the increased revenues.

Cost of Sales

Cost of sales for Fiscal 2017 increased $503,000 or 45%, compared to Fiscal 2016. The increase in cost of sales was primarily attributable to the increase in revenues during Fiscal 2017, as well as, increases in labor costs to facilitate our ramp up of production and maintain adequate staffing levels for anticipated growth.  Additionally, we recognized the write off of approximately $56,000 of obsolete parts resulting from improvements made to the LiFT Packs. These increases were offset by a decrease in warranty expense of $145,000.  During Fiscal 2016, we noted an increase in warranty related issues with our LiFT Packs that were primarily attributable to certain operational settings in which the LiFT Packs were subjected to very harsh vibrations. In response, we implemented a product changeover and various improvements to our LiFT Packs. Our assessment and tracking of product issues indicates resolution of most problems, including assembly and product launch issues. These improvements, made during the second half of Fiscal 2016 and into Fiscal 2017, resulted in a decrease in warranty expense during Fiscal 2017. Despite the decrease in warranty related issues during Fiscal 2017, warranty expense continues to represent a significant portion of our cost of sales, lending to the gross loss of $720,000.  As a result, the increase in cost of sales was notably lower that the increase in revenues. We anticipate that we may still incur issues on packs in the field that do not have the benefit of certain fixes. As of June 30, 2017, we had approximately $85,000 accrued for product warranty liability.

Selling and Administrative Expenses

Selling and administrative expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, public company costs, consulting costs, professional fees and other expenses. Such expenses for Fiscal 2017 increased $151,000 or 7%, compared to Fiscal 2016. Despite increases in marketing and payroll costs, we recognized only a modest increase in selling and administrative expenses as a result of decreases in the utilization of external consultants, engineers and legal professionals, as well as, a decrease in stock based compensation during the current period.

Research and Development

Research and development expenses for Fiscal 2017 decreased $244,000 or 19%, compared to Fiscal 2016. Such expenses consist primarily of materials, supplies, salaries and personnel related expenses, testing costs, consulting costs, and other expenses associated with the continued development of our LiFT pack, as well as, research into new product opportunities. The decrease in Fiscal 2017 was primarily due to testing and certification fees associated with the UL certification of our LiFT Packs primarily taking place in Fiscal 2016. Accordingly, such costs were not as significant in Fiscal 2017. We anticipate research and development expenses continuing to be a significant portion of our expenses as we continue to develop and add new and improved products to our product line-up.

Change in Fair Value of Derivative Liabilities

We follow ASC 820 in connection with financial assets and liabilities measured at fair value on a recurring basis subsequent to initial recognition. The change in the fair value of the derivative liabilities income for Fiscal 2017 increased $3,000 or 27%, compared to Fiscal 2016. The corresponding decrease in the warrant derivative liability is primarily attributable to the decrease in the market value of our common stock and the exchange of approximately 93% of the outstanding warrants at June 30, 2016 into shares of common stock during Fiscal 2017. On August 23, 2016, we proposed to our warrant holder that the re-set provision included in the warrant (that creating the derivative liability) be eliminated.  Upon receiving consents to eliminate the re-set provision from a majority of the warrant holders, the re-set provision and the related derivative liability were eliminated as of January 23, 2017 (see Note 9 to the audited consolidated financial statements).

Interest Expense

Interest expense for Fiscal 2017 decreased $199,000 or 42%, compared to Fiscal 2016 and consists primarily of interest expense related to our outstanding lines of credit, as well as deferred discount amortization. On December 29, 2015, we entered into the Second Amendment of our Unrestricted Line of Credit (see Note 6 to the audited consolidated financial statements) which included, among other provisions, the reduction in the conversion price of the Unrestricted Line of Credit from $3.00 to $0.60 per share. The estimated change in fair value of the conversion price of approximately $310,000 was recorded as a deferred financing cost at the date of the Second Amendment and was amortized over the then remaining seven-month term of the amended Unrestricted Line of Credit agreement. During Fiscal 2017 and Fiscal 2016, we recorded approximately $44,000 and $266,000, respectively of deferred financing amortization cost, which is included in interest expense in the accompanying consolidated statements of operations. Also included in Fiscal 2017 and Fiscal 2016 was interest expense of approximately $228,000 and $207,000, respectively, related to our outstanding lines of credit and deferred discount amortization (see Notes 6 and 7 to the audited consolidated financial statements).

Net Loss

Net loss during Fiscal 2017 decreased $136,000 or 3%, compared to Fiscal 2016. The decrease is due primarily to increased revenues and decreases in warranty expense, research and development costs and interest, as discussed above.

Liquidity and Capital Resources

Overview

As of June 30, 2017, we had a cash balance of $121,000 and an accumulated deficit of $19,697,000. We do not have sufficient liquidity and capital resources to fund planned operations for the twelve months following the date of this Annual Report. See “Future Liquidity Needs” below.

Cash Flows

Operating Activities

Our operating activities resulted in net cash used in operations of $5,698,000 for Fiscal 2017, compared to net cash used in operations of $3,920,000 for Fiscal 2016.

The net cash used in operating activities for Fiscal 2017 reflects the net loss of $4,435,000 for the period offset primarily by non-cash items including depreciation, stock based compensation, stock issued for services and the amortization of deferred financing costs and debt discount, as well as, the purchase of inventory and the payment of accounts payable and accrued interest.

The net cash used in operating activities for Fiscal 2016 reflects the net loss of $4,571,000 for the period offset primarily by non-cash items including stock based compensation, stock issued for services and the amortization of deferred financing costs and debt discount, as well as, reductions in accounts receivables, inventories, other assets and accrued expenses.

Investing Activities

Net cash used in investing activities for Fiscal 2017 and Fiscal 2016 totaled $53,000 and $5,000, respectively, which consisted primarily of office and warehouse equipment purchases.

Financing Activities

Net cash provided by financing activities during Fiscals 2017 and 2016, was $5,745,000 and $3,999,000, respectively. The increase in cash provided by financing activities primarily results from the borrowings from our Unrestricted Line of Credit with Esenjay totaling $4,385,000, as well as, proceeds from a $500,000 convertible note payable with another shareholder. Additionally, we received cash proceeds of $1,075,000 from the sale of common stock. These proceeds were offset by the $215,000 repayment on a line of credit from a non-affiliated lender.

Future Liquidity Needs

We have evaluated our expected cash requirements over the next twelve months, which include, but are not limited to, investments in additional sales and marketing and product development resources, capital expenditures, and working capital requirements and have determined that our existing cash resources are not sufficient to meet our anticipated needs during the next twelve months, and that additional financing is required to support current operations. Based on our current and planned levels of expenditure, we estimate that total financing proceeds of approximately $5,000,000 will be required to fund current and planned operations for the twelve months following the date of this Annual Report on Form 10-K, September 21, 2017. In addition, we anticipate that further additional financing may be required to fund our business plan subsequent to that date, until such time as revenues and related cash flows become sufficient to support our operating costs.

We intend to continue to seek capital through the sale of equity securities through private placements, in addition to utilizing our existing credit facility with Esenjay Investments, LLC (“Esenjay”). Esenjay is deemed to be a related party as Mr. Michael Johnson, the beneficial owner and director of Esenjay, is a current member of our board of directors and a major shareholder of the Company. The credit facility bears interest at 8 % per annum, matures on January 31, 2019, and is convertible into shares of common stock at $0.60 per share (the “Unrestricted Line of Credit”).  Between July 1, 2014 and June 30, 2017, we have borrowed an aggregate of $8,935,000, of which $3,750,000 has been converted to equity, pursuant to various credit facilities with Esenjay of which the Unrestricted Line of Credit remains outstanding. As of June 30, 2017, the amount outstanding under the Unrestricted Line of Credit was $5,185,000, with $4,815,000 available for future draws at Esenjay’s discretion. Esenjay owns approximately 64% of our issued and outstanding common stock as of September 21, 2017. As of September 21, 2017, the amount outstanding under the Unrestricted Line of Credit was $6,520,000, with an aggregate of $3,480,000 available for future draws.

During Fiscal 2017 we received cash advances totaling $500,000 (the “Advances”) from a shareholder (the “Shareholder”). The Advances were received pursuant to an oral agreement, whereby we agreed to accrue interest on the Advances at 12% per annum. On April 27, 2017, we formalized the oral agreement into a written Convertible Promissory Note (the “Convertible Note”). Borrowings under the Convertible Note accrue interest at 12% per annum, with all unpaid principal and accrued interest due and payable on October 27, 2018. In addition, at any time commencing on or after the date that is six (6) months from the issue date, at the election of Shareholder, all or any portion of the outstanding principal, accrued but unpaid interest and/or late charges under the Convertible Note may be converted into shares of the Company’s common stock at a conversion price of $1.20 per share; provided, however, the Shareholder shall not have the right to convert any portion of the Convertible Note to the extent that the Shareholder would beneficially own in excess of 5% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon conversion of the Convertible Note.

 In April 2016, our Board of Directors approved the private placement of up to 77,500,000 shares of our common stock to select accredited investors for a total amount of $3,100,000, or $0.40 per share of common stock. On July 28, 2016, our Board of Directors increased the aggregate amount offered to up to $4,000,000 and extended the termination date to August 31, 2016 (the “Offering”).   As of August 31, 2017, a total of 9,750,000 shares of common stock have been sold to ten (10) accredited investors for a total aggregate offering amount of $3,900,000 of which $2,125,000 was received in cash, $1,750,000 was received in exchange of settlement of outstanding liabilities under the Unrestricted Line of Credit with Esenjay, and $25,000 was received in the form of settlement of accounts payable to a vendor.

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

Going Concern

During Fiscal 2017, we incurred net losses from operations of $4,435,000 and have incurred an accumulated deficit of $19,697,000 as of June 30, 2017. In addition, as of June 30, 2017 we had limited available cash balances and were in need of additional capital to fund operations. In their report on the annual consolidated financial statements for Fiscal 2017, our independent auditors included an explanatory paragraph in which they expressed substantial doubt regarding the Company’s ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to raise additional capital on a timely basis until such time as revenues and related cash flows are sufficient to fund our operations. Management’s plans are to continue to seek funding, as necessary, through the sale of equity securities through private placements, credit line extensions and convertible debt placements.

The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. (See Note 2 to the audited consolidated financial statements)

Off-Balance Sheet Arrangements

As of June 30, 2017, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15 regarding ASC topic No. 205, Presentation of Financial Statements - Going Concern. The standard requires all companies to evaluate if conditions or events raise substantial doubt about an entity’s ability to continue as a going concern and requires different disclosure of items that raise substantial doubt that are, or are not, alleviated as a result of consideration of management’s plans. The new guidance is effective for annual periods ending after December 15, 2016. We adopted ASU No 2014-15 for Fiscal 2017 and have reflected the required disclosures in the accompanying audited consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation, (Topic 718):  Improvements to Employee Share-Based Payment Accounting, which will simplify how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as, classification in the statement of cash flows.  This pronouncement is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted.  The adoption of ASU No. 2016-09 is not expected to have a material impact on our consolidated financial statments.

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based on the management's assessment and review of our financial statements and results for the fiscal year ended June 30, 2017, we have concluded that our disclosure controls and procedures were effective for purposes stated above.

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

Management’s Report on Internal Control over Financial Reporting

Our management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. As of June 30, 2017 management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of June 30, 2017 based on the COSO criteria.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding the effectiveness of the Company’s internal control over financial reporting, as such report is not required due to the Company’s status as a smaller reporting company.

Change in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the fiscal year ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

On September 19, 2017, our Board of Directors appointed Ronald Dutt, age 70, as the president, chief financial officer and corporate secretary of the Company.  Mr. Dutt has been our chief executive officer, interim chief financial officer and director since March 19, 2014.  Previously, he was our chief financial officer since December 7, 2012 and our interim chief executive officer since June 28, 2013.  Mr. Dutt has served as the Company's interim corporate secretary since June 28, 2013. Prior to Flux Power, Mr. Dutt provided chief financial officer and chief operating officer consulting services during 2008 through 2012. In this capacity Mr. Dutt provided financial consulting, including strategic business modeling and managed operations. Prior to 2008, Mr. Dutt served in several capacities as executive vice president, chief financial officer and treasurer for various public and private companies including SOLA International, Directed Electronics, Fritz Companies, DHL Americas, Aptera Motors, Inc., and Visa International. Currently, Mr. Dutt serves as a board member of Rising International, a not-for-profit organization in Santa Cruz, California since 2011, and as a board advisor for Tyga-Box Systems, a New York City based company since 2011. Rising International and Tyga-Box are not affiliates of the Company. Mr. Dutt holds an MBA in Finance from University of Washington and an undergraduate degree in Chemistry from the University of North Carolina. Additionally, Mr. Dutt served in the United States Navy and received an honorable discharge as a Lieutenant.

In connection with his prior appointments, the Company previously entered into an employment agreement effective December 11, 2012.  In connection with Mr. Dutt's employment agreement, the Company has agreed to pay him an annual salary of $170,000.  He is not paid any additional compensation for his positions.  There are no family relationships among any of the directors and executive officers.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers and Significant Employees

Identification of Directors, Executive Officers and Significant Employees

The following table and text set forth the names and ages of our current directors, executive officers and significant employees as of the date of this report. Our Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders or until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships among any of the directors and executive officers. Our Board of Directors are not paid for their service.

Name	Age	Position
Christopher L. Anthony	41	Chairman
Ronald F. Dutt	70	Director, Chief Executive Officer, President, Chief Financial Officer, and Corporate Secretary
Michael Johnson	69	Director
James Gevarges	52	Director

There are no arrangements or understandings between our directors and executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

Business Experience

Christopher L. Anthony, Chairman. Mr. Anthony was appointed as chairman on September 3, 2015 and has been a board member since June 14, 2012. Mr. Anthony was also the Company’s former chief executive officer from June 14, 2012 to June 28, 2013. Prior to the Company’s reverse acquisition of Flux Power Holdings, Inc., in June 2012 Mr. Anthony served as chairman and chief executive officer of Flux Power since it was incorporated in 2009. Mr. Anthony is the founder and a majority owner of Epic Boats, LLC (“Epic Boats”) a Delaware Corporation and has served as an R&D advisor since it was founded in 2002 and also served as chief executive officer though October 2010. On June 28, 2013 Mr. Anthony resigned as Flux Power’s chief executive officer to return full time to his position as chief executive officer of Epic Boats to manage the day to day operations. Epic Boats is primarily engaged in the business of providing recreational and competitive watercrafts, including an electric wake boarding boat. From 2005 to 2009 Mr. Anthony served as the chief operating officer of Aptera Motors, Inc., a Delaware company engaged in the business of manufacturing a three-wheel electric car (“Aptera Motors”) and was a director of that company from 2005 to 2010. Aptera Motors and Epic Boats are not affiliates of the Company. Mr. Anthony is an expert in energy storage, electric propulsion systems, and advanced composite manufacturing processes. He has significant experience building advanced products in the marine and commuter vehicle industries. Mr. Anthony has a Bachelor’s of Science degree in finance from the Cameron School of Business.

Ronald F. Dutt. Director, Chief Executive Officer, President, Chief Financial Officer, Director and Corporate Secretary. Mr. Dutt has been our chief executive officer, interim chief financial officer and director since March 19, 2014. On September 19, 2017, he was also appointed as our president, chief financial officer and corporate secretary. Previously he was our chief financial officer since December 7, 2012 and our interim chief executive officer since June 28, 2013. Mr. Dutt has served as the Company’s interim corporate secretary since June 28, 2013. Prior to Flux Power, Mr. Dutt provided chief financial officer and chief operating officer consulting services during 2008 through 2012. In this capacity Mr. Dutt provided financial consulting, including strategic business modeling and managed operations. Prior to 2008, Mr. Dutt served in several capacities as executive vice president, chief financial officer and treasurer for various public and private companies including SOLA International, Directed Electronics, Fritz Companies DHL Americas, Aptera Motors, Inc., and Visa International. Currently, Mr. Dutt serves as a board member of Rising International, a not-for-profit organization in Santa Cruz, California since 2011, and as a board advisor for Tyga-Box Systems, a New York City based company since 2011. Rising International and Tyga-Box are not affiliates of the Company. Mr. Dutt holds an MBA in Finance from University of Washington and an undergraduate degree in Chemistry from the University of North Carolina. Additionally, Mr. Dutt served in the United States Navy and received an honorable discharge as a Lieutenant.

Michael Johnson, Director. Mr. Johnson has been our director since July 12, 2012. Mr. Johnson has been a director of Flux Power since it was incorporated. Since 2002, Mr. Johnson has been a director and the chief executive officer of Esenjay Petroleum Corporation (“Esenjay Petroleum”), a Delaware company located in Corpus Christi, Texas which is engaged in the business oil exploration and production. Mr. Johnson’s primary responsibility at Esenjay Petroleum is to manage the business and company as chief executive officer. Mr. Johnson is director and beneficial owner of Esenjay Investments LLC, a Delaware company engaged in the business of investing in companies, and an affiliate of the Company owning approximately 75.6% of our outstanding shares, including common shares underlying options, warrants and convertible debt that were exercisable or convertible or which would become exercisable or convertible within 60 days. As a result of Mr. Johnson’s leadership and business experience he is an industry expert in the natural gas exploration industry and brings a wealth of management and successful company building experience to the board. Mr. Johnson received a BS degree in mechanical engineering from the University of Southwestern Louisiana.

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

Compliance with Section 16 of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission (hereinafter referred to as the “Commission”) initial statements of beneficial ownership, reports of changes in ownership and Annual Reports concerning their ownership, of Common Stock and other of our equity securities on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% stockholders are required by Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on information available to us in public filings, we believe that all reports required by Section 16(a) for transactions in the fiscal year ended June 30, 2017, were timely filed, except as follows:

●

On August 16, 2016, Esenjay acquired 1,000,000 shares of common stock (at $0.40 per share) in consideration for cancellation of debt in the amount of $400,000 and on August 31, 2016, Esenjay acquired 1,250,000 shares of common stock (at $0.40 per share) for $500,000 in cash.  On September 7, 2016, a Form 4 was filed for Mr. Johnson, the sole director and beneficial owner of Esenjay, and our director.

ITEM 11 - EXECUTIVE COMPENSATION

Compensation for our Named Executive Officers

The following table sets forth information concerning all forms of compensation earned by our named executive officers during the fiscal years ended June 30, 2017 and 2016 for services provided to the Company and its subsidiaries.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Ronald F. Dutt, Chief Executive	2017	$170,000	$-	$-	$-	$-	$-	$170,000
Officer, President, Chief Financial Officer, Director and Corporate Secretary(2)	2016	$170,000	$-	$-	$48,968	$-	$-	$218,968

(1)

The grant date fair value was determined in accordance with the provisions of FASB ASC Topic No. 718 using the Black-Scholes valuation model with assumptions described in more detail in the notes to our audited financial statements included in this report.

(2)

Mr. Dutt’s Employment Agreement effective December 11, 2012 provided for option grants of 20,000. On July 30, 2013, Mr. Dutt was granted 175,000 shares of non-qualified stock options. On December 22, 2015, Mr. Dutt was granted 190,000 shares of incentive stock options subject to certain vesting restrictions.

Benefit Plans

We do not have any profit sharing plan or similar plans for the benefit of our officers, directors or employees. However, we may establish such plan in the future.

Equity Compensation Plan Information

In connection with the reverse acquisition of Flux Power, Inc in 2012, we assumed the 2010 Option Plan. As of June 30, 2017, the number of options outstanding to purchase common stock under the 2010 Option Plan was 385,000. No additional options to purchase common stock may be granted under the 2010 Option Plan.

On November 26, 2014, our board of directors approved our 2014 Equity Incentive Plan (the “2014 Option Plan”), which was approved by our shareholders on February 17, 2015. The 2014 Option Plan offers selected employees, directors, and consultants the opportunity to acquire our common stock, and serves to encourage such persons to remain employed by us and to attract new employees. The 2014 Option Plan allows for the award of stock and options, up to 10,000,000 shares of our common stock. We granted 438,000 incentive stock options under the 2014 Option Plan during Fiscal 2016 of which 331,000 remain outstanding at June 30, 2017. No options were granted during Fiscal 2017.

As of June 30, 2017, we have 331,000 incentive stock options and 385,000 non-qualified options exercisable and outstanding which were granted from the 2014 Option Plan and 2010 Option Plan, respectively.

The following table sets forth certain information concerning unexercised options, stock that has not vested, and equity compensation plan awards outstanding as of June 30, 2017 for the named executive officers below:

	Option Awards(1)						Stock Awards
Name	Award Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Ronald Dutt	12/22/2015	118,750	71,250	71,250	0.50	12/22/2025	-	$-	-	$-
	7/30/2013	173,177	1,823	-	1.0	7/30/2023	-	$-	-	$-

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

Employment Agreements with Executive Officers

We entered into an Employment Agreement with our current chief executive officer, Ronald F. Dutt effective December 11, 2012. Mr. Dutt is an “at-will” employee of Flux Power Holdings, Inc. The Employment Agreement provides for an annual salary of $170,000.

There were no performance based bonuses paid for fiscal years ended June 30, 2017 and 2016.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934, as amended, as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose of or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, subject to community property laws where applicable. As of September, 21, 2017 we had a total of 25,085,526 shares of common stock issued outstanding.

The following table sets forth, as of September 21, 2017, information concerning the beneficial ownership of shares of our common stock held by our directors, our named executive officers, our directors and executive officers as a group, and each person known by us to be a beneficial owner of more than 5% of our outstanding common stock. Unless otherwise indicated, the business address of each of our directors, executive officers and beneficial owners of more than 5% of our outstanding common stock is c/o Flux Power Holdings, Inc., 985 Poinsettia Avenue, Suite A, Vista, California 92081. Each person has sole voting and investment power with respect to the shares of our common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.   The amount of beneficial ownership set forth below has been adjusted to reflect the Reverse Stock Split.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percentage of Ownership

Directors and Named Executive Officers:
Christopher L. Anthony, Chairman and Former Chief Executive Officer	911,882	(2)	3.6%
Ronald F. Dutt, Director, Chief Executive Officer, President and Chief Financial Officer	322,857	(3)	1.3%
James Gevarges	650,488	(4)	2.6%
Michael Johnson (Esenjay Investments, LLC), Director	28,226,946	(5)	75.6%

Current Executive Officers & Directors as a Group (4 people)	30,112,173		79.8%

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

(2)	The 911,882 shares beneficially owned includes 881,882 shares of common stock and 30,000 stock options.
(3)	The 322,857 shares beneficially owned includes 4,100 shares of common stock and 318,757 stock options.
(4)	The 650,488 shares beneficially owned includes 590,941 shares of common stock and 59,547 stock options.
(5)

The 28,226,946 shares beneficially owned includes shares held by Esenjay Investments, LLC, of which Mr. Johnson is the sole director and beneficial owner. Includes 15,992,399 shares of common stock, 59,547 stock options, 708,333 warrants and 11,466,667 shares issuable related to existing convertible debt.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

On June 29, 2016 and August 15, 2016 two (2) accredited investors, who are siblings of Mr. Johnson, invested an aggregate of $200,000 for the purchase of 500,000 shares of our common stock in our Offering.

Loans from Stockholder and Conversion into Common Stock

In October 2011, we entered into a revolving promissory note agreement (“Revolving Note”) for $1,000,000 with Esenjay Investments, LLC (“Esenjay”), which is one of our major stockholders who beneficially own approximately 75.6% of our common stock as of September 21, 2017. Mr. Michael Johnson is a current member of our board of directors and is the director and beneficial owner of Esenjay. The Revolving Note had an interest rate of 8% per annum, and an original maturity date of September 30, 2013, as amended, and is secured by substantially all of the assets of the Company. On October 16, 2013, we entered into the Second Amendment to the Revolving Note pursuant to which the Revolving Note was amended to: (i) extend the maturity date from September 30, 2013, to December 31, 2015; (ii) change the interest rate on the outstanding principal amount as of October 16, 2013, and forward to 6% per annum, and (iii) grant the holder of the Revolving Note the option to convert any or all of the amount outstanding under the Revolving Note, as amended, into shares of our common stock at a conversion price of $3.00 per share until December 31, 2015.

On March 7, 2012, we entered into an additional note payable agreement with Esenjay for $250,000 (“Bridge Note”). The Bridge Note had an original maturity date of March 7, 2014, and bore interest at the rate of 8% per annum. As of September 30, 2013, the balance outstanding payable on the Bridge Note was $250,000 and there were no further funds available under the Bridge Note. On October 16, 2013, we entered into the First Amendment to the Bridge Loan Promissory Note (the “Amendment”) pursuant to which the Bridge Note was amended to: (i) extend the maturity date from March 7, 2014, to December 31, 2015; (ii) change the interest rate on the outstanding principal amount as of October 16, 2013, and forward to 6% per annum; and (iii) grant the holder of the Bridge Note the option to convert any or all of the amount outstanding under the Bridge Note, as amended, into shares of our common stock at a conversion price of $3.00 per share until December 31, 2015.

On September 24, 2012, we entered into a Unrestricted Line of Credit agreement with Esenjay for $1,500,000 (“Unrestricted Line of Credit”). Borrowings under the Unrestricted Line of Credit are secured by our assets and bore interest at the rate of 8% per annum, with all unpaid principal and accrued interest due and payable on September 24, 2014. On October 16, 2013, we entered into the First Amendment to the Unrestricted Line of Credit (the “Amendment”) pursuant to which the Unrestricted Line of Credit was amended to: (i) extend the maturity date from September 24, 2014, to December 31, 2015; (ii) change the interest rate on the outstanding principal amount as of October 16, 2013, and forward to 6% per annum; (iii) increase the Unrestricted Line of Credit to $2,000,000; and (iv) grant holder the option to convert up to $400,000 of the outstanding amount under the Unrestricted Line of Credit into shares of our common stock at a conversion price of $0.60 per share until December 31, 2013, and the option to convert any or all of the remaining amount outstanding under the Unrestricted Line of Credit into shares of our common stock at a conversion price of $3.00 per share until December 31, 2015.

On September 3, 2015, the Company entered into a Loan Conversion Agreement (“Conversion Agreement”), as amended on October 6, 2015 and November 13, 2015 (the “Amendments”), with Esenjay pursuant to which we agreed to issue 5,117,103 shares of our common stock (based on $0.40 per share) (the “Shares”) in exchange for the cancellation of principal amount of $2,000,000 (“Principal Amount”) of the total $2,200,000 outstanding under the Revolving Note, the Bridge Note and the Unrestricted Line of Credit (collectively, the “Loan Agreements”), with Esenjay, plus $46,841 in accrued and unpaid interest on such Principal Amount as of September 3, 2015 (the accrued interest together with the Principal Amount referred to as the “Debt”). In connection with the Conversion Agreement, as amended, on September 9, 2015, the Company issued 5,117,103 shares (“Esenjay Shares”) to Esenjay in exchange for cancellation of Principal Amount. The Revolving Note and Bridge Note expired on December 31, 2015 and the Unrestricted Line of Credit was amended as discussed below.

On December 29, 2015, we entered into a Second Amendment to the Unrestricted Line of Credit (“Second Amendment”), with Esenjay, pursuant to which we agreed to amend certain terms of the Unrestricted Line of Credit agreement dated September 24, 2012 and amended on October 16, 2013. Under the Second Amendment, the agreement was modified and amended to (i) extended the maturity date to July 30, 2016; (ii) increased the maximum principal amount available from $2,000,000 to $2,500,000; and (iii) reduced the conversion price from $3.00 to $0.60. The estimated change in fair value of the conversion price of approximately $310,000 was determined to be a debt issuance cost, and accordingly, was recorded as a deferred financing cost at the date of the Second Amendment to be amortized over the remaining seven-month term through July 30, 2016. During the Fiscal 2017 and Fiscal 2016, we recorded approximately $44,000 and $266,000, respectively, of deferred financing amortization costs, which are included in interest expense in the accompanying consolidated statements of operations.

On March 29, 2016, we entered into a Third Amendment to the Unrestricted Line of Credit with Esenjay, pursuant to which the maximum principal amount available was increased to $3,500,000. In April 2016, $1,350,000 of the outstanding debt under the Unrestricted Line of Credit was settled, in conjunction with our then outstanding private placement via the issuance of 3,375,000 shares of our common stock. In August 2016, $400,000 of the outstanding debt under the Unrestricted Line of Credit was settled, in conjunction with our then outstanding private placement via the issuance of 1,000,000 shares of our common stock. See further discussion in Note 8 of our consolidated financial statements included herein.

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

On April 11, 2017, the Unrestricted Line of Credit was amended for a fifth time resulting in an increase in the maximum borrowing amount to $5,000,000 and an increase in the interest rate, effective April 1, 2017, to 8% per annum on the outstanding balance and future drawdowns.

On June 29, 2017, the Unrestricted Line of Credit was amended for a sixth time resulting in an increase in the maximum borrowing amount from $10,000,000 and an extension in the maturity date to January 31, 2019. The outstanding principal balance of the Unrestricted Line of Credit as of June 30, 2017 was $5,185,000 resulting in a remaining $4,815,000 available for future draws under this agreement, subject to lender’s approval.

Lease Agreements

 The Company’s corporate headquarters totals 22,054 square feet and is located in Vista, California.  Effective February 25, 2014, the Company entered into a two-year lease agreement for this facility with average monthly rent payments of approximately $12,000 per month and paid a security deposit of $25,000, or approximately 2 months of rent. Our lease was subsequently amended resulting in average rent expense of $14,000 per month and expiring on May 31, 2018.

The Company also subleases space to a related party, Epic Boats, on a month-to-month basis at a rate of 10% of lease expense.

Total rent expense was $140,000 and $137,000 for the years ended June 30, 2017 and 2016, respectively, net of sublease income.

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

The Company received $16,000 during each of the years ended June 30, 2017 and 2016, respectively, from Epic Boats under the sublease rental agreement which is recorded as a reduction to rent expense and the customer deposits discussed below.

As of June 30, 2017 and 2016, customer deposits totaling approximately $120,000 and $136,000, respectively, related to such products were recorded in the accompanying consolidated balance sheets. There were no receivables outstanding from Epic Boats as of June 30, 2017 and 2016.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditor

For the years ended June 30, 2017 and 2016, the Company’s independent public accounting firm was Squar Milner LLP.

Fees Paid to Principal Independent Registered Public Accounting Firm

The aggregate fees billed by our Independent Registered Public Accounting Firm, for the years ended June 30, 2017 and 2016 are as follows:

	2017	2016
Audit fees(1)	$90,000	$95,000
Audit related fees(2)	-	-
Tax fees(3)	-	-
All other fees(4)	-	-
Total	$90,000	$95,000

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

(2)

Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees.” No such fees were incurred during the fiscal years ended June 30, 2017 or 2016.

(3)	Squar Milner LLP does not provide us with tax compliance, tax advice or tax planning services.
(4)

All other fees include fees billed by our independent auditors for products or services other than as described in the immediately preceding three categories. No such fees were incurred during the fiscal years ended June 30, 2017 or 2016.

The Company’s Board of Directors serves as the Audit Committee and has unanimously approved all audit and non-audit services provided by the independent auditors. The independent accountants and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent accountants, and the fees for the services performed to date. The Company has not adopted a Charter for the Audit Committee as of June 30, 2017.

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

See Subsection (b) below:

(b) Exhibits:

The following exhibits are filed as part of this Report

Exhibit No.	Description
2.1	Securities Exchange Agreement dated May 18, 2012. Incorporated by reference to Exhibit 2.1 on Form 8-K filed with the SEC on May 24, 2012.
2.2	Amendment No. 1 to the Securities Exchange Agreement dated June 13, 2012. Incorporated by reference to Exhibit 2.2 on Form 8-K filed with the SEC on June 18, 2012.
3.1	Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 on Form 8-K filed with the SEC on February 19, 2015.
3.2	Amended and Restated Bylaws of Flux Power Holdings, Inc. Incorporated by reference to Exhibit 3.1 on Form 8-K filed with the SEC on May 31, 2012.
3.3	Certificate of Amendment to Articles of Incorporation. Incorporated by reference to Exhibit 3.1 on Form 8-K filed with the SEC on August 18, 2017.
10.1	Esenjay Secondary Revolving Promissory Note for Operating Capital dated October 1, 2011. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on June 18, 2012.
10.2	Esenjay Bridge Loan Promissory Note dated March 7, 2012. Incorporated by reference to Exhibit 10.2 on Form 8-K filed with the SEC on June 18, 2012.
10.3	Flux Power Holdings, Inc. 2010 Stock Plan. Incorporated by reference to Exhibit 10.5 on Form 8-K filed with the SEC on June 18, 2012.
10.4	Flux Power Holdings, Inc. 2010 Stock Plan: Form of Stock Option Agreement. Incorporated by reference to Exhibit 10.6 on Form 8-K filed with the SEC on June 18, 2012.
10.5	Form of Warrant. Incorporated by reference to Exhibit 4.1 on Form 8-K filed with the SEC on June 26, 2012.
10.6	Form of Securities Purchase Agreement. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on June 26, 2012.
10.7	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.12 on Form 8-K filed with the SEC on June 18, 2012.
10.8	Unrestricted and Open Line of Credit dated September 24, 2012. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on September 27, 2012.
10.9	Terms of Employment with Ronald F. Dutt. Incorporated by reference to Exhibit 10.16 on Form 8-K filed with the SEC on December 13, 2012.
10.10	Agreement to Amend Unrestricted and Open Line of Credit. Incorporated by reference to Exhibit 10.1 on Form 10-Q/A filed with the SEC on May 13, 2013.
10.11	Second Amendment to the Secondary Revolving Promissory Note. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on October 22, 2013.
10.12	First Amendment to the Bridge Loan Promissory Note. Incorporated by reference to Exhibit 10.2 on Form 8-K filed with the SEC on October 22, 2013.

10.13	First Amendment to the Unrestricted and Open Line of Credit. Incorporated by reference to Exhibit 10.3 on Form 8-K filed with the SEC on October 22, 2013.
10.14	Subscription Agreement Dated January 13, 2014. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on January 15, 2014.
10.15	Warrant. Incorporated by reference to Exhibit 4.1 on Form 8-K filed with the SEC on January 15, 2014.
10.16	Form of Unit Subscription. Incorporated by reference to Exhibit 10.18 on Form 10-Q filed with the SEC on February 14, 2014.
10.17	Loan Conversion Agreement. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on June 11, 2014.
10.18	Form of Unit Subscription. Incorporated by reference to Exhibit 10.22 on Form 10-K filed with the SEC on October 7, 2014.
10.19	2014 Equity Incentive Plan. Incorporated by reference to Exhibit 10.23 on Form 10-Q filed with the SEC on May 15, 2015.
10.20	Credit Facility Agreement. Incorporated by reference to Exhibit 10.01 on Form 8-K filed with the SEC on October 8, 2014
10.21	Loan Conversion Agreement. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on September 9, 2015.
10.22	Amendment to Loan Conversion Agreement by reference to Exhibit 10.2 on Form 8-K/A filed with the SEC on October 7, 2015.
10.23	Amendment No. 2 to the Loan Conversion Agreement by reference to Exhibit 10.1 on Form 8-K filed with the SEC on November 16, 2015.
10.24	Second Amendment to the Unrestricted and Open Line of Credit by reference to Exhibit 10.1 on Form 8-K filed with the SEC on January 5, 2016.
10.25	Third Amendment to the Unrestricted and Open Line of Credit by reference to Exhibit 10.1 on Form 8-K filed with the SEC on March 31, 2016.
10.26	Subscription Agreement by reference to Exhibit 10.1 on Form 8-K filed with the SEC on May 9, 2016
10.27	Fourth Amendment to the Unrestricted and Open Line of Credit by reference to Exhibit 10.1 on Form 8-K filed with the SEC on August 2, 2016.
10.28	Subscription Agreement by reference to Exhibit 10.1 on Form 8-K filed with the SEC on August 19, 2016
10.29	Fifth Amendment to the Unrestricted and Open Line of Credit by reference to Exhibit 10.1 on Form 8-K filed with the SEC on April 24, 2017.
10.30	Convertible Promissory Note dated April 27, 2017. Incorporate by reference to Exhibit 10.2 on Form 10-Q filed with the SEC on May 15, 2017.
10.29	Sixth Amendment to the Unrestricted and Open Line of Credit by reference to Exhibit 10.1 on Form 8-K filed with the SEC on July 3, 2017.
21.1	Subsidiaries. Incorporated by reference to Exhibit 21.1 on Form 8-K filed with the SEC on June 18, 2012.

31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.*
31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.*
32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.*
32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.*
101.INS	XBRL Instance Document (*)
101.SCH	XBRL Taxonomy Extension Schema (*)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (*)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (*)
101.LAB	XBRL Taxonomy Extension Label Linkbase (*)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (*)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Flux Power Holdings, Inc.

Dated: September 21, 2017	By:	/s/ Ronald F. Dutt
Ronald F. Dutt
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher Anthony	Chairman of the Board	September 21, 2017
Christopher Anthony

/s/ Ronald F. Dutt	Director, Chief Executive Officer,	September 21, 2017
Ronald F. Dutt	President and Chief Financial Officer (Principal Executive Officer and Principal Financial and Principal Accounting Officer)

/s/ Michael Johnson	Director	September 21, 2017
Michael Johnson

/s/ James Gevarges	Director	September 21, 2017
James Gevarges

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Flux Power Holdings, Inc.

Vista, California

We have audited the accompanying consolidated balance sheets of Flux Power Holdings, Inc. and its subsidiary (the “Company”) as of June 30, 2017 and 2016, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Flux Power Holdings, Inc. and its subsidiary, as of June 30, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred a significant accumulated deficit through June 30, 2017 and requires immediate additional financing to sustain its operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SQUAR MILNER LLP

San Diego, California

September 21, 2017

FLUX POWER HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2017	June 30, 2016
ASSETS

Current assets:
Cash	$121,000	$127,000
Accounts receivable	80,000	82,000
Inventories	1,566,000	202,000
Other current assets	69,000	86,000
Total current assets	1,836,000	497,000

Other assets	26,000	16,000
Property, plant and equipment, net	59,000	46,000

Total assets	$1,921,000	$559,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$367,000	$526,000
Accrued expenses	259,000	229,000
Accrued interest	239,000	106,000
Warrant derivative liability	-	24,000
Line of credit, net of discount	-	196,000
Total current liabilities	865,000	1,081,000

Long term liabilities:
Line of credit - related party	5,185,000	1,200,000
Convertible promissory note - related party	500,000	-
Customer deposits from related party	120,000	136,000

Total liabilities	6,670,000	2,417,000

Commitments and contingencies (Note 14)

Stockholders’ deficit:

Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-

Common stock, $0.001 par value; 300,000,000 shares authorized; 25,085,526 and 20,937,513 shares issued and outstanding at June 30, 2017 and 2016, respectively	25,000	21,000
Additional paid-in capital	14,923,000	13,383,000
Accumulated deficit	(19,697,000)	(15,262,000)

Total stockholders’ deficit	(4,749,000)	(1,858,000)

Total liabilities and stockholders’ deficit	$1,921,000	$559,000

The accompanying notes are an integral part of these consolidated financial statements.

FLUX POWER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended June 30,
	2017	2016
Net revenue	$902,000	$558,000
Cost of sales	1,622,000	1,119,000

Gross loss	(720,000)	(561,000)

Operating expenses:
Selling and administrative expenses	2,404,000	2,253,000
Research and development	1,052,000	1,296,000
Total operating expenses	3,456,000	3,549,000

Operating loss	(4,176,000)	(4,110,000)

Other income (expense):
Change in fair value of derivative liabilities	14,000	11,000
Interest expense	(273,000)	(472,000)

Net loss	$(4,435,000)	$(4,571,000)

Net loss per share - basic and diluted	$(0.18)	$(0.31)

Weighted average number of common shares outstanding - basic and diluted	24,544,605	14,927,390

The accompanying notes are an integral part of these consolidated financial statements.

FLUX POWER HOLDING, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Years Ended June 30, 2017 and 2016

	Common Stock
	Shares	Capital Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at June 30, 2015	9,946,000	$10,000	$8,487,000	$(10,691,000)	$(2,194,000)
Issuance of common stock – conversion of related party debt to equity	8,492,000	9,000	3,388,000	-	3,397,000
Issuance of common stock - services	62,000	-	29,000	-	29,000
Issuance of common stock - private placement transactions, net	2,438,000	2,000	1,060,000	-	1,062,000
Deferred financing costs related to debt modification	-	-	310,000	-	310,000
Stock based compensation	-	-	109,000	-	109,000
Net loss	-	-	-	(4,571,000)	(4,571,000)

Balance at June 30, 2016	20,938,000	21,000	13,383,000	(15,262,000)	(1,858,000)

Issuance of common stock - conversion of related party debt to equity	1,000,000	1,000	399,000	-	400,000
Issuance of common stock - services	46,000	-	19,000	-	19,000
Issuance of common stock - private placement transactions	2,938,000	3,000	1,072,000	-	1,075,000
Warrants exchanged for common stock	163,000	-	10,000	-	10,000
Stock based compensation	-	-	40,000	-	40,000
Net loss	-	-	-	(4,435,000)	(4,435,000)

Balance at June 30, 2017	25,085,000	$25,000	$14,923,000	$(19,697,000)	$(4,749,000)

The accompanying notes are an integral part of these consolidated financial statements.

FLUX POWER HOLDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(4,435,000)	$(4,571,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	40,000	25,000
Change in fair value of warrant liability	(14,000)	(11,000)
Stock-based compensation	40,000	109,000
Stock issuance for services	19,000	29,000
Amortization of prepaid advisory fees	-	34,000
Amortization of deferred financing costs	44,000	266,000
Amortization of debt discount	19,000	86,000
Changes in operating assets and liabilities:
Accounts receivable	2,000	(13,000)
Inventories	(1,364,000)	(21,000)
Other current assets	(37,000)	(11,000)
Accounts payable	(159,000)	(42,000)
Accrued expenses	30,000	200,000
Accrued interest	133,000	-
Customer deposits	(16,000)	-
Net cash used in operating activities	(5,698,000)	(3,920,000)

Cash flows from investing activities
Purchases of equipment	(53,000)	(5,000)
Net cash used in investing activities	(53,000)	(5,000)

Cash flows from financing activities:
Repayment of line of credit	(215,000)	-
Proceeds from the sale of common stock	1,075,000	949,000
Borrowings from line of credit - related party	4,385,000	2,950,000
Borrowings from convertible promissory note - related party	500,000	-
Private placement subscription	-	100,000
Net cash provided by financing activities	5,745,000	3,999,000

Net change in cash	(6,000)	74,000
Cash, beginning of period	127,000	53,000

Cash, end of period	$121,000	$127,000

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Conversion of related party debt to equity	$400,000	$3,397,000
Fair value of warrants exchanged for common stock	$10,000	$-
Stock issuance for services	$19,000	$29,000
Issuance of common stock in private placement for reduction of accounts payable	$-	$25,000
Warrant re-pricing modification	$-	$12,000
Deferred financing cost related to the line of credit - related party	$-	$310,000

The accompanying notes are an integral part of these consolidated financial statements.

FLUX POWER HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 and 2016

NOTE 1 - NATURE OF BUSINESS AND REVERSE STOCK SPLIT

Nature of Business

Flux Power Holdings, Inc. ("Flux") was incorporated in 1998 in the State of Nevada.  On June 14, 2012, we changed our name to Flux Power Holdings, Inc. Flux's operations are conducted through its wholly owned subsidiary, Flux Power, Inc. (“Flux Power”), a California corporation (collectively, the "Company").

The Company designs, develops and sells rechargeable lithium-ion energy storage systems for industrial applications, such as, electric fork lifts and airport ground support equipment. The Company has structured its business around its core technology, “The Battery Management System” (“BMS”). The Company’s BMS provides three critical functions to their battery systems: cell balancing, monitoring and error reporting. Using its proprietary management technology, the Company is able to offer complete integrated energy storage solutions or custom modular standalone systems to their customers. The Company has also developed a suite of complementary technologies and products that accompany their core products. Sales during the years ended June 30, 2017 and 2016 were primarily to customers located throughout the United States.

As used herein, the terms “we,” “us,” “our,”, “Flux” and “Company” mean Flux Power Holdings, Inc., unless otherwise indicated. All dollar amounts herein are in U.S. dollars unless otherwise stated.

Reverse Stock Split

On August 10, 2017, we filed a certificate of amendment to our articles of incorporation with the State of Nevada effectuating a reverse split of the Company’s common stock at a ratio of 1 for 10, whereby every ten pre-reverse stock split shares of common stock automatically converted into one-post reverse stock split share of common stock, without changing the $0.001 par value or authorized number of our common stock (the “Reverse Stock Split”). The Reverse Stock Split became effective in the State of Nevada on August 18, 2017. Mr. Michael Johnson, a current member of our board of directors and a holder of a majority of our issued and outstanding common stock approved the Reverse Stock Split on July 7, 2017. On that date, every 10 issued and outstanding shares of the Company’s common stock automatically converted into one outstanding share. No fractional shares were issued in connection with the Reverse Stock Split. If, as a result of the Reverse Split, a stockholder would otherwise have been entitled to a fractional share, each fractional share was rounded up. As a result of the Reverse Stock Split, the number of the Company’s outstanding shares of common stock decreased from 250,842,418 (pre-split) shares to 25,085,526 (post-split) shares. The Reverse Stock Split affected all stockholders of the Company’s common stock uniformly, and did not affect any stockholder’s percentage of ownership interest, except for that which may have been effected by the rounding up of fractional shares. The par value of the Company’s stock remained unchanged at $0.001 per share and the number of authorized shares of common stock remained the same after the Reverse Stock Split. In addition, by reducing the number of the Company’s outstanding shares, the Company’s loss per share in all periods will be increased by a factor of ten.

As the par value per share of the Company’s common stock remained unchanged at $0.001 per share, a total of $226,000 was reclassified from common stock to additional paid-in capital. In connection with the Reverse Stock Split, proportionate adjustments have been made to the per share exercise price and the number of shares issuable upon the exercise or conversion of all outstanding options, warrants, convertible or exchangeable securities entitling the holders to purchase, exchange for, or convert into, shares of common stock.  All references to shares of common stock and per share data for all periods presented in the accompanying consolidated financial statements and notes thereto have been adjusted to reflect the Reverse Stock Split on a retroactive basis.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred an accumulated deficit of $19,697,000 through June 30, 2017 and a net loss of $4,435,000 for the year ended June 30, 2017. To date, our revenues and operating cash flows have not been sufficient to sustain our operations and we have relied on debt and equity financing to fund our operations. These factors raise substantial doubt about our ability to continue as a going concern for the twelve months following the date of our Annual Report on Form 10-K, September 21, 2017. Our ability to continue as a going concern is dependent upon our ability to raise additional capital on a timely basis until such time as revenues and related cash flows are sufficient to fund our operations.

Management has undertaken steps as part of a plan to improve operations with the goal of sustaining our operations. These steps include (a) developing additional products to cater to the Class 1 and Class 2 industrial equipment markets; and (b) expand our sales force throughout the United States. In that regard, the Company has increased its research and development efforts to focus on completing the development of energy storage solutions that can be used on larger fork lifts and has also doubled its sales force since December 2016 with personnel having significant experience in the industrial equipment handling industry.

Management also plans to raise additional required capital through the sale of equity securities through private placements, convertible debt placements and the utilization of our existing related-party credit facility.

We currently have a line of credit facility with our largest shareholder with a maximum principal amount available of $10,000,000. As of June 30, 2017 and September 21, 2017, an aggregate of $4,815,000 and $3,480,000, respectively was available for future draws at the lender’s discretion. The related party credit facility matures on January 31, 2019, but may be further extended by the lender (see Notes 6 and 15).

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

Cash and Cash Equivalents

As of June 30, 2017, cash totaled approximately $121,000 and consists of funds held in a non-interest bearing bank deposit account. The Company considers all liquid short-term investments with maturities of less than three months when acquired to be cash equivalents. The Company had no cash equivalents at June 30, 2017 and 2016.

Fair Values of Financial Instruments

The carrying amount of our cash, accounts payable, accounts receivable, and accrued liabilities approximates their estimated fair values due to the short-term maturities of those financial instruments. The carrying amount of the line of credit agreement approximates its fair values as interest approximates current market interest rates for similar instruments. Management has concluded that it is not practical to determine the estimated fair value of amounts due to related parties because the transactions cannot be assumed to have been consummated at arm’s length, the terms are not deemed to be market terms, there are no quoted values available for these instruments, and an independent valuation would not be practical due to the lack of data regarding similar instruments, if any, and the associated potential costs. Derivative liabilities recorded in connection with warrants are reported at their estimated fair value, with changes in fair value reported in results of operations (see Note 11).

Except for derivative liabilities referenced above, the Company does not have any other assets or liabilities that are measured at fair value on a recurring or non-recurring basis.

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. The Company has not experienced collection issues related to its accounts receivable, and has not recorded an allowance for doubtful accounts during the fiscal year ended June 30, 2017 and 2016.

Inventories

Inventories consist primarily of battery management systems and the related subcomponents, and are stated at the lower of cost (first-in, first-out) or market. The Company evaluates inventories to determine if write-downs are necessary due to obsolescence or if the inventory levels are in excess of anticipated demand at market value based on consideration of historical sales and product development plans. The Company wrote off obsolete inventory in the amount of approximately $56,000 and $30,000 during the years ended June 30, 2017 and 2016, respectively.

We reviewed our inventory valuation with regards to our gross loss for the year ended June 30, 2017. The gross loss was due to factors related to new product launch, such as low volume, early higher cost designs, and limited sourcing, as well as, the continued warranty expense of repairing products in the field and returned products. As such, we do not believe the loss is related to raw material inventory issues that would require write-downs.

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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, price is fixed or determinable, and collectability of the selling price is reasonably assured. Delivery occurs when risk of loss is passed to the customer, as specified by the terms of the applicable customer agreements. When a product is sold on consignment, the item remains in our inventory and revenue is not recognized until the product is ultimately sold to the end user. When a right of return exists, contractually or implied, the Company recognizes revenue on the sell-through method. Under this method, revenue is not recognized upon delivery of the products. Instead, the Company records deferred revenue upon delivery and recognizes revenue when the product is sold through to the end user. As of June 30, 2017 and 2016, the Company did not have any deferred revenue.

Product Warranties

The Company evaluates its exposure to product warranty obligations based on historical experience. Our products, primarily lift equipment packs, are warrantied for five years unless modified by a separate agreement. As of June 30, 2017 and 2016, the Company carried warranty liability of approximately $85,000 and $120,000, respectively, which is included in accrued expenses on the Company’s consolidated balance sheets.

Impairment of Long-lived Assets

In accordance with authoritative guidance for the impairment or disposal of long-lived assets, if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through the undiscounted future operating cash flows.

If impairment is indicated, the Company measures the amount of such impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset. The Company believes that no impairment indicators were present, and accordingly no impairment losses were recognized during the fiscal years ended June 30, 2017 and 2016.

Research and Development

The Company is actively engaged in new product development efforts. Research and development cost relating to possible future products are expensed as incurred.

Income Taxes

Pursuant to FASB ASC Topic No. 740, Income Taxes, deferred tax assets or liabilities are recorded to reflect the future tax consequences of temporary differences between the financial reporting basis of assets and liabilities and their tax basis at each year-end. These amounts are adjusted, as appropriate, to reflect enacted changes in tax rates expected to be in effect when the temporary differences reverse. The Company has analyzed filing positions in all of the federal and state jurisdictions where the Company is required to file income tax returns, as well as all open tax years in these jurisdictions. As a result, no unrecognized tax benefits have been identified as of June 30, 2017 or June 30, 2016, and accordingly, no additional tax liabilities have been recorded.

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

For the years ended June 30, 2017 and 2016, basic and diluted weighted-average common shares outstanding were 24,544,605 and 14,927,390, respectively. The Company incurred a net loss for the years ended June 30, 2017 and 2016, and therefore, basic and diluted loss per share for each fiscal year are the same because the inclusion of potential common equivalent shares were excluded from diluted weighted-average common shares outstanding during the period, as the inclusion of such shares would be anti-dilutive. The total potentially dilutive common shares outstanding at June 30, 2017 and 2016, excluded from diluted weighted-average common shares outstanding, which include common shares underlying outstanding convertible debt, stock options and warrants, were 12,607,853 and 5,795,292, respectively.

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

New Accounting Standards

Recently Adopted Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15 regarding ASC topic No. 205, Presentation of Financial Statements - Going Concern. The standard requires all companies to evaluate if conditions or events raise substantial doubt about an entity’s ability to continue as a going concern and requires different disclosure of items that raise substantial doubt that are, or are not, alleviated as a result of consideration of management’s plans. The new guidance is effective for annual periods ending after December 15, 2016. We adopted ASU No 2014-15 for the year ended June 30, 2017 and have reflected the required disclosures in the accompanying consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation, (Topic 718):  Improvements to Employee Share-Based Payment Accounting, which will simplify how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as, classification in the statement of cash flows.  This pronouncement is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted.  The adoption of ASU No. 2016-09 is not expected to have a material impact on our consolidated financial statments.

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

NOTE 4 - INVENTORIES

Inventories consist of the following:

	June 30, 2017	June 30, 2016
Raw materials	$445,000	$189,000
Work in process	251,000	-
Finished goods	870,000	13,000
Total Inventories	$1,566,000	$202,000

Inventories consist primarily of our energy storage systems and the related subcomponents, and are stated at the lower of cost or market. Inventory held at consignment locations is included in our finished goods inventory and totaled $32,000 and $10,000 as of June 30, 2017 and June 30, 2016, respectively.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of the following:

	June 30, 2017	June 30, 2016
Vehicles	$1,000	$1,000
Machinery and equipment	84,000	71,000
Office equipment	133,000	105,000
Furniture and Equipment	36,000	34,000
Leasehold improvements	10,000	-
	264,000	211,000
Less: Accumulated depreciation	(205,000)	(165,000)
Property, plant and equipment, net	$59,000	$46,000

Depreciation expense was approximately $40,000 and $25,000, for the years ended June 30, 2017 and 2016, respectively, and is included in selling and administrative expenses in the accompanying consolidated statements of operations.

NOTE 6 - RELATED PARTY DEBT AGREEMENTS

Esenjay Unrestricted Line Of Credit

Between October 2011 and September 2012, the Company entered into three debt agreement with Esenjay Investments, LLC (“Esenjay”). Esenjay is deemed to be a related party as Mr. Michael Johnson, the beneficial owner and director of Esenjay is a current member of our board of directors and a major shareholder of the Company (owning approximately 64% of our outstanding common shares as of June 30, 2017). The three debt agreements consisted of a Bridge Loan Promissory Note, a Secondary Revolving Promissory Note and an Unrestricted Line of Credit (collectively, the “Loan Agreements”). On December 31, 2015, the Bridge Loan Promissory Note and the Secondary Revolving Promissory Note expired leaving the Unrestricted Line of Credit, available for future draws.

The Unrestricted Line of Credit has a maximum borrowing amount of $10,000,000, is convertible at a rate of $0.60 per share, bears interest at 8% per annum and matures on January 31, 2019. Advances under the Unsecured Line of Credit are subject to Esenay's approval.

On December 29, 2015, we entered into a Second Amendment to the Unrestricted Line of Credit (“Second Amendment”), with Esenjay which modified certain terms of the Unrestricted Line of Credit resulting in approximately $310,000 of debt issuance costs, and accordingly, was amortized over the remaining seven-month term through July 30, 2016, at which time it was fully amortized. During the years ended June 30, 2017 and 2016, we recorded approximately $44,000 and $266,000, respectively of deferred financing amortization costs, which are included in interest expense in the accompanying consolidated statements of operations.

In August 2016 and April 2016, $400,000 and $1,350,000, respectively, of the outstanding debt under the Unrestricted Line of Credit was settled, in conjunction with our then outstanding private placement discussed further in Note 8, via the issuance of 4,375,000 shares of our common stock.

The common stock shares issued during fiscal 2017 and 2016 as settlement of the Unrestricted Line of Credit have not been registered under the Securities Act. The shares were offered and sold in reliance upon exemptions from registration pursuant to Section 4(a)(2) of the Securities Act. The transactions have been accounted for as a capital transaction in accordance with FASB ASC Topic No. 470-50, “Debt, Modifications and Extinguishments”. Accordingly, no gain or loss has been recognized.

The outstanding principal balance of the Unrestricted Line of Credit as of June 30, 2017 was $5,185,000, convertible into 8,642,000 shares of common stock, resulting in a remaining $4,815,000 available for future draws under this agreement, subject to lender’s approval.  During the years ended June 30, 2017 and 2016, the Company recorded approximately $162,000 and $92,000, respectively of interest expense in the accompanying consolidated statements of operations related to the Unrestricted Line of Credit.  Subsequent to June 30, 2017, we have borrowed $1,335,000 under the credit facility (see Note 15).

Shareholder Convertible Promissory Note

On April 27, 2017, we formalized an oral agreement for advances totaling $500,000, received from a shareholder (“Shareholder”) into a written Convertible Promissory Note (the “Convertible Note”). Borrowings under the Convertible Note accrue interest at 12% per annum, with all unpaid principal and accrued interest due and payable on October 27, 2018. In addition, at any time commencing on or after the date that is six (6) months from the issue date, at the election of Shareholder, all or any portion of the outstanding principal, accrued but unpaid interest and/or late charges under the Convertible Note may be converted into shares of the Company’s common stock at a conversion price of $1.20 per share; provided, however, the Shareholder shall not have the right to convert any portion of the Convertible Note to the extent that the Shareholder would beneficially own in excess of 5% of the total number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon conversion of the Convertible Note. As a result, the Convertible Note is convertible into 416,667 shares of common stock at June 30, 2017. During the year ended June 30, 2017, the Company recorded approximately $22,000 of interest expense in the accompanying consolidated statements of operations related to the Unrestricted Line of Credit.

NOTE 7 - LINE OF CREDIT

On October 2, 2014, the Company entered into a line of credit (“Line of Credit”) agreement in the maximum amount of $500,000 with a non-related lender (“Lender”). Borrowings under the Line of Credit bore interest at 8% per annum, with all unpaid principal and accrued interest due and payable on September 19, 2016.  On December 23, 2016, the Company had repaid in full the $215,000 outstanding under the Note, accrued interest totaling $42,000 and the late payment penalty fee of $5,000.

In connection with the Line of Credit, the Company granted a warrant to the Lender to purchase a certain number of shares of common stock of the Company equal to the outstanding advances under the Line of Credit divided by the conversion price of $1.20, for a term of five years, at an exercise price per share equal to $2.00. Accordingly, in connection with the advance of $215,000, Lender is entitled to purchase up to 179,167 shares of common stock upon exercise of the warrant at $2.00 per share. The Lender has no other material relationship with the Company or its affiliates. The estimated relative fair value of warrants issued in connection with advances under the Line of Credit is recorded as a debt discount and is amortized as additional interest expense over the term of the underlying debt. The Company recorded debt discount of approximately $85,000 based on the relative fair value of these warrants. In addition, as the effective conversion price of the debt was less than the market price of the underlying common stock on the date of issuance, the Company recorded additional debt discount of approximately $80,000 related to the beneficial conversion feature. As of June 30, 2017, the Line of Credit has been paid in full. As of June 30, 2016, the $215,000 principal amount outstanding under this agreement was presented net of unamortized debt discount totaling $19,000. During years ended June 30, 2017 and 2016 the Company recorded approximately $19,000 and $86,000, respectively of debt discount amortization, which is included in interest expense in the accompanying consolidated statements of operations.

NOTE 8 - STOCKHOLDERS’ DEFICIT

Private Placement – Fiscal 2016

In April 2016, our Board of Directors approved the private placement of up to 7,750,000 shares of our common stock to select accredited investors for a total amount of $3,100,000, or $0.40 per share of common stock. On July 28, 2016, our Board of Directors increased the aggregate amount offered to up to $4,000,000 and extended the termination date to August 31, 2016 (the “Offering”). During fiscal 2017, we sold 3,687,500 shares of common stock for a total purchase price of $1,475,000 to six accredited investors of which $1,075,000 was received in cash and $400,000 was received via the settlement of outstanding liabilities. Esenjay, our controlling shareholder and primary credit line holder, purchased 1,000,000 shares in exchange for the settlement of $400,000 of debt owed to Esenjay by the Company. Two of the accredited investors who invested an aggregate of $200,000 are siblings of Mr. Johnson. During fiscal 2016, a total of $2,425,000 had been raised of which $1,050,000 was received in cash and $1,375,000 was received via the settlement of outstanding liabilities. Esenjay purchased 625,000 shares for cash proceeds of $250,000 and 3,375,000 shares in exchange for the settlement of $1,350,000 of debt owed to Esenjay by the Company. In addition, we sold 2,000,000 shares (of which 250,000 shares (valued at $100,000) were not issued until subsequent to June 30, 2016) to two unrelated accredited investors for $800,000 in cash and 63,000 shares (valued at $25,000) in exchange for settlement of accounts payable to a vendor. On April 15, 2016, we entered into an agreement with Esenjay, whereby Esenjay agreed to limit its right of conversion under the Unrestricted Line of Credit to such number of shares so that upon conversion, if any, it will not cause us to exceed our authorized number of shares of common stock. The securities offered and sold in the Offering have not been registered under the Securities Act. The securities were offered and sold to accredited investors in reliance upon exemptions from registration pursuant to Rule 506 promulgated thereunder.

The initial closing of the Offering in May 2016 at a price of $0.40 per share triggered an anti-dilution provision for warrant holders under our 2012 Private Placement pursuant to which an aggregate of 297,035 shares of common stock may be purchased upon exercise. As a result, the exercise price of such warrants was reduced from $2.69 to $1.55 per share. The remaining terms, including expiration dates, of all effected warrants remain unchanged (See Note 9).

Advisory Agreements

Catalyst Global LLC. Effective April 1, 2016, we entered into a renewal contract (the “2016 Renewal”) with Catalyst Global LLC (“CGL”) to provide investor relations services for 12 months in exchange for monthly fees of $2,000 per month and 54,000 shares of unregistered common stock issued as follows: 31,500 shares on June 30, 2016 for services provided during the three months ended June 30, 2016 and 7,500 shares issued upon each of the six-, nine-, and twelve-month anniversaries of the contract. The initial tranche was valued at $0.50 per share or approximately $14,500 when issued on June 30, 2016, the second tranche of 7,500 shares was issued on September 29, 2016 and was valued at $0.40 per share or $3,000, the third tranche of 7,500 shares was issued on January 23, 2017 and was valued at $0.40 per share or $3,000 and the fourth tranche of 7,500 shares was issued on March 20, 2017 and was valued at $0.45 per share or $3,375.

Effective April 1, 2017, we entered into a renewal contract (the “2017 Renewal”) with Catalyst Global LLC (“CGL”) to provide investor relations services for 12 months in exchange for monthly fees of $3,500 per month and 7,777 shares of restricted common stock per month, issued on a quarterly basis. During the three months ended June 30, 2017, we issued 23,331 shares of common stock to Catalyst valued at $0.45 per share or $10,499. The 2017 Renewal is cancelable upon 60 days written notice.

Warrant Activity

Warrant detail is reflected below:

	Number	Weighted Average Exercise Price Per Share	Remaining Contract Term (# years)
Shares purchasable under outstanding warrants at June 30, 2016	2,804,010	$2.00	0.39	-	2.50
Stock purchase warrants expired	(190,000)	$3.00		-
Stock purchase warrants exchanged	(271,420)	$1.40		-
Shares purchasable under outstanding warrants at June 30, 2017	2,342,590	$1.97	0.12	-	1.55

In 2012, we issued warrants to certain investors and a consultant (together, the "2012 Warrant Holders") to purchase a total of 297,035 shares of our common stock at $4.10 per share (the "2012 Warrants").  On August 23, 2016, we offered our 2012 Warrant Holders the option to convert their 2012 Warrants for shares of our common stock at a conversion rate of 0.602 shares of common stock per warrant share (the "Warrant Exchange").  As of June 30, 2017, twenty (20) 2012 Warrant Holders had accepted this offer and accordingly, we have exchanged warrants to purchase 271,420 shares of common stock at an exercise price of $1.40 per share, valued at approximately $10,000, into 163,395 shares of common stock.

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

Activity in stock options during the year ended June 30, 2017 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2016	900,402	$1.13
Granted	-
Exercised	-
Forfeited and cancelled	(184,125)	$1.63
Outstanding at June 30, 2017	716,277	$1.10	7.09
Exercisable at June 30, 2017	589,476	$1.11	6.80

Activity in stock options during the year ended June 30, 2016 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2015	610,136	$1.61
Granted	438,500	$0.50
Exercised	-
Forfeited and cancelled	(148,234)	$1.21
Outstanding at June 30, 2016	900,402	$1.13	7.55
Exercisable at June 30, 2016	652,590	$1.35	6.95

Stock-based compensation expense recognized in our consolidated statements of operations for the year ended June 30, 2017 and 2016, includes compensation expense for stock-based options and awards granted based on the grant date fair value. For options and awards granted, expenses are amortized under the straight-line method over the expected vesting period. Stock-based compensation expense recognized in the consolidated statements of operations has been reduced for estimated forfeitures of options that are subject to vesting. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

 Our average stock price during the year ended June 30, 2017, was $0.43, and as a result the intrinsic value of the exercisable options at June 30, 2017, was $2,000.

We allocated stock-based compensation expense included in the consolidated statements of operations for employee option grants and non-employee option grants as follows:

Years ended June 30,	2017	2016
Research and development	$13,000	$21,000
General and administrative	27,000	88,000
Total stock-based compensation expense	$40,000	$109,000

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. The fair value of stock options was measured at the grant date using the assumptions (annualized percentages) in the table below:

	2017			2016
Expected volatility		100%			100%
Risk free interest rate		1.31%			1.31%
Forfeiture rate	17%	-	24%	17%	-	24%
Dividend yield		0%			0%
Expected term (years)		3			3

The remaining amount of unrecognized stock-based compensation expense at June 30, 2017 relating to outstanding stock options, is approximately $41,000, which is expected to be recognized over the weighted average period of 1.27 years.

NOTE 9 - Warrant Derivative Liability

In 2012, we issued warrants to certain investors and a consultant (together, the "2012 Warrant Holders") to purchase a total of 297,035 shares of our common stock at $4.10 per share (the "2012 Warrants").  The 2012 Warrants include exercise price re-set provisions (the "Re-set Provisions") should future equity offerings be offered at a price lower than the warrant exercise price.  In accordance with ASC No. 815, the Re-set Provisions are recorded as derivative liabilities in the accompanying consolidated financial statements.

Warrants classified as derivative liabilities are recorded at their fair values at the issuance date and are revalued at each subsequent reporting date. The change in the fair value of the derivative liabilities income for the years ended June 30, 2017 and 2016 totaled approximately $14,000 and $11,000, respectively, and is included as a component of other income (expense) in the accompanying consolidated statements of operations (see Note 11). The change in the warrant derivative liability is primarily attributable to the exchange of approximately 93% of the outstanding warrants at June 30, 2016 into shares of common stock during fiscal 2017 (see Note 8) and the decrease in the market value of our common stock. Additionally, on August 23, 2016, we proposed to our 2012 Warrant Holders that the Re-set Provision included in the 2012 Warrants be eliminated.  Upon receiving consents to eliminate the Re-set Provision from a majority of the 2012 Warrant Holders, the Re-set Provision and the related derivative liability were eliminated as of January 23, 2017.  The derivative liabilities had an average fair value per warrant and aggregate value as of June 30, 2016 of $0.10 and $24,000, respectively.

Significant assumptions used to estimate the fair value of the warrants classified as derivative liabilities are summarized below:

	As of June 30, 2016
Risk-free interest rate	0.44%	-	0.49%
Expected life (average) (years)	0.96	–	1.33
Stock price (based on prices on valuation date)			$0.50
Exercise price			$1.55
Expected volatility			110%

As discussed in Note 8 above, during May 2016 we sold shares of our common stock at a price of $0.40 per share, thereby triggering an anti-dilution provision included in the warrants to purchase an aggregate of 297,035 shares of common stock upon exercise. As a result, the exercise price of such warrants was reduced to $1.55 per share. The remaining terms, including expiration dates, of all effected warrants remain unchanged.

NOTE 10 - INCOME TAXES

Pursuant to the provisions of FASB ASC Topic No. 740 Income Taxes (“ASC 740”), deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income taxes has been made in the accompanying statement of operations because no recoverable taxes were paid previously. Significant components of the Company’s net deferred tax assets at June 30, 2017 and 2016 are shown below. A valuation allowance of approximately $9,927,000 and $8,107,000 has been established to offset the net deferred tax assets as of June 30, 2017 and 2016, respectively, due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets.

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

	Year Ended June 30,
	2017	2016
Deferred Tax Assets:
Net operating loss carryforwards	$8,126,000	$6,473,000
Stock compensation	1,646,000	1,503,000
Other, net	155,000	131,000
Net deferred tax assets	9,927,000	8,107,000
Valuation allowance for deferred tax assets	(9,927,000)	(8,107,000)
Net deferred tax assets	$-	$-

The Company recognizes windfall tax benefits associated with the exercise of stock options directly to stockholders' equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards from windfall tax benefits occurring from January 1, 2006 onward. At June 30, 2017, deferred tax assets do not include excess tax benefits from stock-based compensation.

At June 30, 2017, the Company had unused net operating loss carryovers of approximately $20,242,000 and $20,200,000 that are available to offset future federal and state taxable income, respectively. These operating losses begin to expire in 2030.

The provision for income taxes on earnings subject to income taxes differs from the statutory federal rate at June 30, 2017 and 2016, due to the following:

	Year Ended June 30,
	2017	2016
Federal income taxes at 34%	$(1,508,000)	$(1,554,000)
State income taxes, net	(392,000)	(404,000)
Permanent differences and other	83,000	121,000
Change in the estimated fair market value of derivatives	6,000	(11,000)
Other true ups, if any	(9,000)	-
Change in valuation allowance	1,820,000	1,848,000
Provision for income taxes	$-	$-

Internal Revenue Code Sections 382 limits the use of our net operating loss carryforwards if there has been a cumulative change in ownership of more than 50% within a three-year period.  The Company has not yet completed a Section 382 net operating loss analysis. In the event that such analysis determines there is a limitation on the use on net operating loss carryforwards to offset future taxable income, the recorded deferred tax asset relating to such net operating loss carryforwards will be reduced. However, as the Company has recorded a full valuation allowance against its net deferred tax assets, there is no impact on the Company’s consolidated financial statements as of June 30, 2017 and 2016.

We follow FASB ASC Topic No. 740, Income Taxes (“ASC 740”), which clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under ASC 740, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

In accordance with ASC 740, there are no unrecognized tax benefits as of June 30, 2017 or June 30, 2016.

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

The fair value of our recorded derivative liabilities is determined based on unobservable inputs that are not corroborated by market data, which is a (Level 3) classification. We record derivative liabilities on our balance sheet at fair value with changes in fair value recorded in our consolidated statements of operations.  The fair value of our warrant derivative liabilities at June 30, 2017 and 2016 was $0 and $24,000, respectively.

The table below sets forth a summary of changes in the fair value of our (Level 3) financial instruments for the year ended June 30, 2017:

Fair value measurements of warrants using significant unobservable inputs (Level 3)
Balance at June 30, 2016	$24,000
Change in fair value of warrant liability	(14,000)
Warrant re-pricing modification charge (Note 9)	(10,000)
Balance at June 30, 2017	$-

The fair value of our warrant derivative liabilities and the change in the estimated fair value of derivative liabilities that we recorded during fiscal year 2017, related to warrants issued in connection with our private placement transactions (see Notes 8 and 9).

NOTE 12 - OTHER RELATED PARTY TRANSACTIONS

The Company subleases office and manufacturing space to Epic Boats (an entity founded and controlled by Chris Anthony, our board member and former Chief Executive Officer) in our facility in Vista, California pursuant to a month-to-month sublease agreement.  Pursuant to this agreement, Epic Boats pays Flux Power 10% of facility costs through the end of our lease agreement.

The Company received $16,000 during each of the years ended June 30, 2017 and 2016, respectively, from Epic Boats under the sublease rental agreement which is recorded as a reduction to rent expense and the customer deposits discussed below.

As of June 30, 2017 and 2016, customer deposits totaling approximately $120,000 and $136,000, respectively, related to such products were recorded in the accompanying consolidated balance sheets. There were no receivables outstanding from Epic Boats as of June 30, 2017 and 2016.

NOTE 13 - CONCENTRATIONS

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and unsecured trade accounts receivable. The Company maintains cash balances at a financial institution in San Diego, California. Our cash balance at this institution is secured by the Federal Deposit Insurance Corporation up to $250,000. As of June 30, 2017, cash totaled approximately $121,000, which consists of funds held in a non-interest bearing bank deposit account. The Company has not experienced any losses in such accounts. Management believes that the Company is not exposed to any significant credit risk with respect to its cash.

Customer Concentrations

During the year ended June 30, 2017, we had three major customers that each represented more than 10% of our revenues on an individual basis, or approximately $524,000 or 58% of our total revenues.

During the year ended June 30, 2016, we had three major customers that each represented more than 10% of our revenues on an individual basis, or approximately $285,000 or 51% of our total revenues.

Suppliers/Vendor Concentrations

We obtain a limited number of components and supplies included in our products from a small group of suppliers. During the year ended June 30, 2017 we had three suppliers who accounted for more than 10% of our total purchases, on an individual basis. Purchases for these three suppliers totaled $1,665,000 or 57% of our total purchases.

During the year ended June 30, 2016 we had three suppliers who accounted for more than 10% of our total purchases, on an individual basis. Purchases for these three suppliers totaled $793,000 or 66% of our total purchases.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

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

Operating Leases

 The Company’s corporate headquarters totals 22,054 square feet and is located in Vista, California.  Effective February 25, 2014, the Company entered into a two-year lease agreement for this facility with average monthly rent payments of approximately $12,000 per month and paid a security deposit of $25,000, or approximately 2 months of rent. Our lease was subsequently amended resulting in average rent expense of $14,000 per month and expiring on May 31, 2018.

The Company also subleases space to a related party, Epic Boats, on a month-to-month basis at a rate of 10% of lease expense.

Total rent expense was $140,000 and $137,000 for the years ended June 30, 2017 and 2016, respectively, net of sublease income.

NOTE 15 - SUBSEQUENT EVENTS

During the period from July 1, 2017 through September 21, 2017 we borrowed an aggregate of $1,335,000 from Esenjay under our Unrestricted Line of Credit.  As of September 21, 2017, the amount outstanding under the Unrestricted Line of Credit was $6,520,000, with an aggregate of $3,480,000 available under the Unrestricted Line of Credit for future draws at Esenjay’s discretion. As of September 21, 2017, Esenjay owns approximately 64% of our issued and outstanding common stock (See Note 6).

On September 19, 2017, our Board of Directors appointed Ronald Dutt, as the president, chief financial officer and corporate secretary of the Company.  Mr. Dutt has been our chief executive officer, interim chief financial officer and director since March 19, 2014.  Previously, he was our chief financial officer since December 7, 2012 and our interim chief executive officer since June 28, 2013.  Mr. Dutt has served as the Company's interim corporate secretary since June 28, 2013.