Form 10-Q
period 2017-09-30
Flux Power Holdings, Inc.
filed 2017-11-14
CIK 1083743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes   ☑   No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☑   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 14, 2017
Common Stock, $0.001 par value	25,108,868

FLUX POWER HOLDINGS, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2017

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

PART I - Financial Information

Item 1. Financial Statements

FLUX POWER HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017 (Unaudited)	June 30, 2017

ASSETS

Current assets:
Cash	$40,000	$121,000
Accounts receivable	74,000	80,000
Inventories	1,756,000	1,566,000
Other current assets	6,000	69,000
Total current assets	1,876,000	1,836,000

Other assets	44,000	26,000
Property, plant and equipment, net	74,000	59,000

Total assets	$1,994,000	$1,921,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$273,000	$367,000
Accrued expenses	201,000	259,000
Accrued interest	397,000	239,000
Total current liabilities	871,000	865,000

Long term liabilities:
Line of credit - related party	6,680,000	5,185,000
Convertible promissory note - related party	500,000	500,000
Customer deposits from related party	115,000	120,000

Total liabilities	8,166,000	6,670,000

Commitments and contingencies (Note 8)

Stockholders’ deficit:

Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 25,108,868 and 25,085,526 shares issued and outstanding at September 30, 2017 and June 30, 2017, respectively	25,000	25,000
Additional paid-in capital	14,946,000	14,923,000
Accumulated deficit	(21,143,000)	(19,697,000)

Total stockholders’ deficit	(6,172,000)	(4,749,000)

Total liabilities and stockholders’ deficit	$1,994,000	$1,921,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,
	2017	2016
Net revenue	$153,000	$293,000
Cost of sales	298,000	468,000

Gross loss	(145,000)	(175,000)

Operating expenses:
Selling and administrative expenses	687,000	635,000
Research and development	478,000	294,000
Total operating expenses	1,165,000	929,000

Operating loss	(1,310,000)	(1,104,000)

Other income (expense):
Change in fair value of derivative liabilities	-	11,000
Interest expense	(136,000)	(42,000)
Other	-	(44,000)

Net loss	$(1,446,000)	$(1,179,000)

Net loss per share - basic and diluted	$(0.06)	$(0.05)

Weighted average number of common shares outstanding - basic and diluted	25,086,794	23,086,349

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(1,446,000)	$(1,179,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	12,000	16,000
Change in fair value of warrant liability	-	(11,000)
Stock-based compensation	11,000	10,000
Stock issuance for services	12,000	3,000
Amortization of deferred financing costs	-	44,000
Amortization of debt discount	-	19,000
Changes in operating assets and liabilities:
Accounts receivable	6,000	(43,000)
Inventories	(190,000)	(68,000)
Other current assets	45,000	22,000
Accounts payable	(94,000)	(34,000)
Accrued expenses	(58,000)	(25,000)
Accrued interest	158,000	20,000
Customer deposits	(5,000)	-
Net cash used in operating activities	(1,549,000)	(1,226,000)

Cash flows from investing activities
Purchases of equipment	(27,000)	(8,000)
Net cash used in investing activities	(27,000)	(8,000)

Cash flows from financing activities:
Proceeds from the sale of common stock	-	1,075,000
Proceeds from line of credit - related party and line of credit	-	120,000
Borrowings from line of credit - related party debt	1,495,000	-
Net cash provided by financing activities	1,495,000	1,195,000

Net change in cash	(81,000)	(39,000)
Cash, beginning of period	121,000	127,000

Cash, end of period	$40,000	$88,000

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Conversion of debt to equity	$-	$400,000
Fair value of warrants exchanged for common stock	$-	$7,000
Stock issuance for services	$12,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

NOTE 1 - NATURE OF BUSINESS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) applicable to interim reports of companies filing as a smaller reporting company. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017 filed with the SEC on September 22, 2017. In the opinion of management, the accompanying condensed consolidated interim financial statements include all necessary adjustments. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or any other future period. Certain notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Company’s Annual Report on Form 10-K have been omitted. The accompanying consolidated balance sheet at June 30, 2017 has been derived from the audited balance sheet at June 30, 2017 contained in such Form 10-K.

Nature of Business

Flux Power Holdings, Inc. designs, develops and sells rechargeable advanced lithium-ion batteries for industrial equipment. As used herein, the terms “we”, “us”, “our”, “Flux” and “Company” refer to Flux Power Holdings, Inc. and our wholly owned subsidiary, Flux Power, Inc. (“Flux Power”), unless otherwise indicated. We have structured our business around our core technology, “The Battery Management System” (“BMS”). Our BMS provides three critical functions to our battery systems: cell balancing, monitoring and error reporting. Using our proprietary management technology, we are able to offer complete integrated energy storage solutions or custom modular standalone systems to our customers. We have also developed a suite of complementary technologies and products that accompany our core products. Sales have been primarily to customers located throughout the United States.

Reverse Stock Split

On August 10, 2017, we filed a certificate of amendment to our articles of incorporation with the State of Nevada effectuating a reverse split of the Company’s common stock at a ratio of 1 for 10, whereby every ten pre-reverse stock split shares of common stock automatically converted into one-post reverse stock split share of common stock, without changing the $0.001 par value or authorized number of our common stock (the “Reverse Stock Split”). The Reverse Stock Split became effective in the State of Nevada on August 18, 2017. Mr. Michael Johnson, a current member of our board of directors and a holder of a majority of our issued and outstanding common stock approved the Reverse Stock Split on July 7, 2017. On that date, every 10 issued and outstanding shares of the Company’s common stock automatically converted into one outstanding share. No fractional shares were issued in connection with the Reverse Stock Split. If, as a result of the Reverse Split, a stockholder would otherwise have been entitled to a fractional share, each fractional share was rounded up. As a result of the Reverse Stock Split, the number of the Company’s outstanding shares of common stock decreased from 250,842,418 (pre-split) shares to 25,085,526 (post-split) shares. The Reverse Stock Split affected all stockholders of the Company’s common stock uniformly, and did not affect any stockholder’s percentage of ownership interest, except for that which may have been affected by the rounding up of fractional shares. The par value of the Company’s stock remained unchanged at $0.001 per share and the number of authorized shares of common stock remained the same after the Reverse Stock Split. In addition, by reducing the number of the Company’s outstanding shares, the Company’s loss per share in all periods was increased by a factor of ten.

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

NOTE 2 – LIQUIDITY AND GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred an accumulated deficit of $21,143,000 through September 30, 2017, and a net loss of $1,446,000 for the three months ended September 30, 2017. To date, our revenues and operating cash flows have not been sufficient to sustain our operations and we have relied on debt and equity financing to fund our operations. These factors raise substantial doubt about our ability to continue as a going concernfor the twelve months following the filing date of our Quarterly Report on Form 10-Q, November 14, 2017. Our ability to continue as a going concern is dependent upon our ability to raise additional capital on a timely basis until such time as revenues and related cash flows are sufficient to fund our operations.

Management has undertaken steps to improve operations with the goal of sustaining our operations. These steps include (a) developing additional products to serve the Class 1 and Class 2 industrial equipment markets; and (b) expand our sales force throughout the United States. In that regard, we have increased our research and development efforts to focus on completing the development of energy storage solutions that can be used on larger forklifts and have also doubled our sales force since December 2016 with personnel having significant experience in the industrial equipment handling industry. The impact of these steps is expected to be seen beginning in the second quarter of fiscal year 2017.

We have evaluated our expected cash requirements over the next twelve months, which include, but are not limited to, investments in additional sales and marketing and product development resources, capital expenditures, and working capital requirements and have determined that our existing cash resources are not sufficient to meet our anticipated needs during the next twelve months, and that additional financing is required to support current operations. Based on our current and planned levels of expenditure, we estimate that total financing proceeds of approximately $5,000,000 will be required to fund current and planned operations for the twelve months following the filing date of this Quarterly Report on Form 10-Q, November 14, 2017. In addition, we anticipate that further additional financing may be required to fund our business plan subsequent to that date, until such time as revenues and related cash flows become sufficient to support our operating costs.

We intend to continue to seek capital through the sale of equity securities through private placements, in addition to utilizing our existing credit facility with Esenjay Investments, LLC (“Esenjay”). Esenjay is deemed to be a related party as Mr. Michael Johnson, the beneficial owner and director of Esenjay, is a current member of our board of directors and a major shareholder of the Company. The credit facility bears interest at 8 % per annum, matures on January 31, 2019, and is convertible into shares of common stock at $0.60 per share (the “Unrestricted Line of Credit”).  Between July 1, 2014 and September 30, 2017, we have borrowed an aggregate of $10,430,000, of which $3,750,000 has been converted to equity, pursuant to various credit facilities with Esenjay of which the Unrestricted Line of Credit remains outstanding. As of September 30, 2017, the amount outstanding under the Unrestricted Line of Credit was $6,680,000, with $3,320,000 available for future draws at Esenjay’s discretion. As of November 14, 2017, the amount outstanding under the Unrestricted Line of Credit was $7,415,000, with an aggregate of $2,585,000 available for future draws. Esenjay owns approximately 64% of our issued and outstanding common stock as of November 14, 2017.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company's significant accounting policies are described in Note 3, "Summary of Significant Accounting Policies," in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2017. There have been no material changes in these policies or their application.

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

For the three months ended September 30, 2017 and 2016, basic and diluted weighted-average common shares outstanding were 25,086,794 and 23,086,349, respectively. The Company incurred a net loss for the three months ended September 30, 2017 and 2016, and therefore, basic and diluted loss per share for the periods are the same because the inclusion of potential common equivalent shares were excluded from diluted weighted-average common shares outstanding during the period, as the inclusion of such shares would be anti-dilutive. The total potentially dilutive common shares outstanding at September 30, 2017 and 2016, excluded from diluted weighted-average common shares outstanding, which include common shares underlying outstanding convertible debt, stock options and warrants, were 15,050,184 and 5,114,007, respectively.

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

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of the Company’s consolidated financial statements, and believes that these recent pronouncements will not have a material effect on the Company’s condensed consolidated financial statements.

NOTE 4 - RELATED PARTY DEBT AGREEMENTS

Esenjay Unrestricted Line Of Credit

Between October 2011 and September 2012, the Company entered into three debt agreements with Esenjay Investments, LLC (“Esenjay”). Esenjay is deemed to be a related party as Mr. Michael Johnson, the beneficial owner and director of Esenjay is a current member of our board of directors and a major shareholder of the Company (owning approximately 64% of our outstanding common shares as of September 30, 2017). The three debt agreements consisted of a Bridge Loan Promissory Note, a Secondary Revolving Promissory Note and an Unrestricted Line of Credit (collectively, the “Loan Agreements”). On December 31, 2015, the Bridge Loan Promissory Note and the Secondary Revolving Promissory Note expired leaving the Unrestricted Line of Credit, available for future draws.

The Unrestricted Line of Credit has a maximum borrowing amount of $10,000,000, is convertible at a rate of $0.60 per share, bears interest at 8% per annum and matures on January 31, 2019. Advances under the Unrestricted Line of Credit are subject to Esenjay's approval.

The outstanding principal balance of the Unrestricted Line of Credit as of September 30, 2017 was $6,680,000, convertible into 11,133,333 shares of common stock, resulting in a remaining $3,320,000 available for future draws under this agreement, subject to lender’s approval.  During the three months ended September 30, 2017 and 2016, the Company recorded approximately $121,000 and $16,000, respectively of interest expense in the accompanying condensed consolidated statements of operations related to the Unrestricted Line of Credit.  Subsequent to September 30, 2017, we have borrowed an additional $2,585,000 under the credit facility (see Note 9).

Shareholder Convertible Promissory Note

On April 27, 2017, we formalized an oral agreement for advances totaling $500,000, received from a shareholder (“Shareholder”) into a written Convertible Promissory Note (the “Convertible Note”). Borrowings under the Convertible Note accrue interest at 12% per annum, with all unpaid principal and accrued interest due and payable on October 27, 2018. In addition, at any time commencing on or after the date that is six (6) months from the issue date, at the election of Shareholder, all or any portion of the outstanding principal, accrued but unpaid interest and/or late charges under the Convertible Note may be converted into shares of the Company’s common stock at a conversion price of $1.20 per share; provided, however, the Shareholder shall not have the right to convert any portion of the Convertible Note to the extent that the Shareholder would beneficially own in excess of 5% of the total number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon conversion of the Convertible Note.  During the three months ended September 30, 2017, we recorded approximately $15,000 of interest expense in the accompanying condensed consolidated statements of operations related to the Convertible Note.

NOTE 5 - STOCKHOLDERS’ DEFICIT

Advisory Agreement

Catalyst Global LLC. Effective April 1, 2017, we entered into a renewal contract (the “2017 Renewal”) with Catalyst Global LLC to provide investor relations services for 12 months in exchange for monthly fees of $3,500 per month and 23,333 shares of restricted common stock per quarter. The initial tranche of 23,333 shares was valued at $0.45 per share or $10,500 when issued on June 7, 2017, the second tranche of 23,333 shares was valued at $0.50 per share or $11,667 when issued on September 25, 2017. The 2017 Renewal is cancelable upon 60 days written notice.

Warrant Activity

Warrant detail is reflected below:

	Number	Weighted Average Exercise Price Per Share	Remaining Contract Term (# years)
Shares purchasable under outstanding warrants at June 30, 2017	2,342,590	$1.97	0.12	-	1.55
Stock purchase warrants expired	(98,482)	$2.28		-
Shares purchasable under outstanding warrants at September 30, 2017	2,244,108	$1.95		1.33

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

Activity in stock options during the three months ended September 30, 2017 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2017	716,277	$1.01
Granted	-
Exercised	-
Forfeited and cancelled	-
Outstanding at September 30, 2017	716,277	$1.01	6.83
Exercisable at September 30, 2017	612,623	$1.09	6.60

Activity in stock options during the three months ended September 30, 2016 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2016	900,402	$1.10
Granted	-
Exercised	-
Forfeited and cancelled	(80,132)	2.55
Outstanding at September 30, 2016	820,270	$1.00	6.20
Exercisable at September 30, 2016	602,345	$1.15	6.02

Stock-based compensation expense recognized in our condensed consolidated statements of operations for the three months ended September 30, 2017 and 2016, includes compensation expense for stock-based options and awards granted based on the grant date fair value. For options and awards granted, expenses are amortized under the straight-line method over the expected vesting period. Stock-based compensation expense recognized in the condensed consolidated statements of operations has been reduced for estimated forfeitures of options that are subject to vesting. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Our average stock price during the three months ended September 30, 2017 was $0.48 and as a result the intrinsic value of the exercisable options at September 30, 2017 was $5,000.

We allocated stock-based compensation expense included in the condensed consolidated statements of operations for employee option grants and non-employee option grants as follows:

Three months ended September 30,	2017	2016
Research and development	$8,000	$7,000
General and administrative	3,000	3,000
Total stock-based compensation expense	$11,000	$10,000

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. The fair value of stock options was measured at the grant date using the assumptions (annualized percentages) in the table below:

Three months ended September 30,	2017	2016
Expected volatility	100%	100%
Risk free interest rate	1.31%	1.31%
Forfeiture rate	23.0%	23.0%
Dividend yield	0%	0%
Expected term (years)	3	3

The remaining amount of unrecognized stock-based compensation expense at September 30, 2017 relating to outstanding stock options is approximately $30,000 which is expected to be recognized over the weighted average period of 1.22 years.

NOTE 6 - OTHER RELATED PARTY TRANSACTIONS

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

The Company received $5,000 and $4,000 during the three-month ended September 30, 2017 and 2016, respectively, from Epic Boats under the sublease rental agreement which is recorded as a reduction to rent expense and the customer deposits discussed below.

As of September 30, 2017 and June 30, 2017, customer deposits totaling approximately $115,000 and $120,000, respectively, were recorded in the accompanying condensed consolidated balance sheets. There were no receivables outstanding from Epic Boats as of September 30, 2017 and June 30, 2017.

NOTE 7 - CONCENTRATIONS

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

Customer Concentrations

During the three months ended September 30, 2017, we had three major customers that each represented more than 10% of our revenues on an individual basis, or approximately 71% in the aggregate.

During the three months ended September 30, 2016, we had two major customers that each represented more than 10% of our revenues on an individual basis, or approximately 50% in the aggregate.

Suppliers/Vendor Concentrations

We obtain a limited number of components and supplies included in our products from a small group of suppliers. During the three months ended September 30, 2017 we had three suppliers who accounted for more than 10% of our total inventory purchases on an individual basis or approximately 50% in the aggregate.

During the three months ended September 30, 2016 we had three suppliers who accounted for more than 10% of our total inventory purchases on an individual basis or approximately 54% in the aggregate.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate amount of liability, if any, for any claims of any type (either alone or in the aggregate) may materially and adversely affect our financial condition, results of operations and liquidity. In addition, the ultimate outcome of any litigation is uncertain. Any outcome, whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management attention and other factors. We expense legal costs in the period incurred. We cannot assure you that contingencies of a legal nature or contingencies having legal aspects will not be asserted against us in the future, and these matters could relate to prior, current or future transactions or events. As of September 30, 2017, we are not a party to any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or operating results.

NOTE 9 - SUBSEQUENT EVENTS

On October 26, 2017, pursuant to the 2014 Equity Incentive Plan, the Company issued 1,880,000 incentive stock options of the Company’s common stock, with an aggregated estimated grant-date fair value of $769,000, to 20 Company employees. In addition, the Company issued 90,000 non-qualified stock options of the Company’s common stock, with an aggregated estimated grant-date fair value of $37,000, to three members of its Board of Directors.

During the period from October 1, 2017 through November 14, 2017 we borrowed an aggregate of $735,000 from Esenjay under our Unrestricted Line of Credit.  As of November 14, 2017, the amount outstanding under the Unrestricted Line of Credit was $7,415,000, with an aggregate of $2,585,000 available under the Unrestricted Line of Credit for future draws at Esenjay’s discretion. As of November 14, 2017, Esenjay owns approximately 64% of our issued and outstanding common stock (See Note 4).

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the unaudited interim condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended June 30, 2017.

Overview

We design, develop and sell rechargeable advanced lithium-ion batteries for industrial uses, including our first-ever UL 2271 Listed lithium-ion “LiFT Pack” forklift batteries. We have developed an innovative high-power battery cell management system (“BMS”) and have structured our business around this core technology. Our proprietary BMS provides four critical functions to our battery systems:

●

Cell Balancing: This is performed by continuously adjusting the capacity of each cell in a storage system according to temperature, voltage, and internal impedance metrics. This management ensures longevity of the overall system.

●

Monitoring: This is performed through temperature probes, physical connection to individual cells for voltage and calculations from basic metrics to determine remaining capacity and internal impedance. This monitoring uses accurate measurements to best manage the system and ensure longevity.

●

Error reporting: This is performed by analyzing data from individual cell and to determine whether the system is operating within normal specifications. This error reporting is crucial to system management as it ensures ancillary devices are not damaging the battery; it will give the operator an opportunity to take corrective action to maintain long overall system life.

●

Over Discharge Prevention: Battery systems are protected against excessively low cell voltage (over discharge) by means of continuous cell voltage measurement and predictive algorithms in the BMS. Preventing over discharge is critical to maximizing system lifetime.

Using our proprietary battery management technology, we offer completely integrated energy storage solutions or custom modular standalone systems to our customers. In addition, we have developed a suite of complementary technologies and products that enhance the abilities of our BMS to meet the needs of the growing advanced energy storage market.

In January 2016, we obtained certification from Underwriters Laboratory (“UL”), a global safety science organization, on our LiFT Packs for forklift use. This UL 2271 Listing demonstrates the quality, safety and reliability of our LiFT Pack line for customers, distributors, dealers and OEM partners. We believe we have emerged from this effort with a product of substantially enhanced design, durability, performance and value. Additionally, during September 2017, we completed our initial ISO 9001 audit and have since been approved for certification. We anticipate receiving our ISO 9001 certificate in November 2017. Obtaining the ISO 9001 certification further demonstrates our strong customer focus, the motivation and involvement of top management and our commitment to consistently providing high quality products and services to our customers.

We are working with various lift equipment original equipment manufacturers (“OEM”), their dealers and battery distributors to bring our advanced energy storage systems to the lift equipment market.  This provides a more direct market path to the consumer without the delays and issues that accompany dealing solely with battery distributors. Because of our strong relationship with a leading forklift OEM, during October 2017 we were able to secure a $550,000 purchase order for our LiFT Packs. These LiFT Packs are scheduled to ship at the end of November and will result in revenues in excess of 50% of our total fiscal 2017 revenues. We are also in discussions with this OEM for a similar order anticipated to ship in January 2018.

During the latter part of fiscal 2017 we also began marketing directly to end-users, primarily in the food and beverage industry. By going directly to the customers with the many benefits of utilizing lithium-ion batteries in their walkie pallet jack forklifts, we anticipate seeing a more rapid transition from traditional lead acid batteries to our lithium-ion batteries. Such benefits include less maintenance, faster charge times, longer lasting and greater power. Such marketing efforts resulted in Flux being named one of Food Logistics Magazine’s 2017 Champions: Rock Stars of the [Food & Beverage] Supply Chain. This recognition underscores the increasing acceptance of Flux LiFT Packs powering multi-shift operations at a growing base of food industry distribution centers across America.

Our strategy is to offer a full product lineup for forklifts within the coming year. We are leveraging our prior experience of developing and shipping over 15 megawatts of battery packs into a variety of applications including electrical vehicles, robotic mining vehicles, and various industry specific applications. By working with the lift equipment OEMs we have secured “technical approval” for compatibility with their equipment. We are also developing a sales network utilizing existing battery distributors and equipment dealers. Our product development has included pilot programs and trials with national accounts, end users, and industrial equipment manufacturers. We have used the feedback from these pilot programs to substantially improve our battery packs.

Our focus thus far has been with our entry-level LiFT Pack line to power Class 3 walkie pallet jack forklifts. During fiscal 2016, the pace of sales was limited by our focus on converting Flux’s production from small-run production and prototyping into large scale production of our UL-listed products. We purposely dialed down production during the last six months of fiscal 2016 in order to incorporate the improvements gleaned from the UL review process, as well as, implement important engineering features that stem from a model changeover. During the first half of fiscal 2017, we developed specialized assembly and testing stations designed to speed production time frames by automating many facets of testing and assembly.  Throughout the remainder of fiscal 2017 we recognized the results of these design and production enhancements through reductions in warranty expense and improved gross margins and expect these improvements to continue into the future.

We are currently in development of much larger lithium-ion battery solutions for Class 1 and Class 2 material handling equipment. The Class 1 and Class 2 equipment, comprised of narrow aisle and “sit-on” forklifts, are a natural progression for Flux as we leverage our scalable technology and design. These larger systems will satisfy customers seeking one lithium battery vendor to address all their material handling equipment needs. We anticipate beginning customer evaluations of our Class 1 prototype in November 2017, with commercial production targeted for the third quarter of fiscal 2018. Development of Class 2 packs is expected to follow that of Class 1 by approximately two months. With a focus on improvements to our LiFT Packs and overall production processes behind us, and the continued development of our product line, we are now positioned to accelerate our sales efforts in fiscal 2018.

Segment and Related Information

We operate as a single reportable segment.

Results of Operations and Financial Condition

The following table represents our unaudited condensed consolidated statement of operations for the three months ended September 30, 2017 (“Q1 2018”) and September 30, 2016 (“Q1 2017”).

	Q1 2018		Q1 2017
	$	% of Revenues	$	% of Revenues

Revenues	$153,000	100%	$293,000	100%
Cost of sales	298,000	195%	468,000	160%
Gross loss	(145,000)	-95%	(175,000)	-60%

Operating expenses:
Selling and administrative expenses	687,000	449%	635,000	217%
Research and development	478,000	312%	294,000	100%
Total operating expenses	1,165,000	761%	929,000	317%

Operating loss	(1,310,000)	-856%	(1,104,000)	-377%

Other income (expense):
Change in fair value of derivative liabilities	-	0%	11,000	4%
Interest expense, net	(136,000)	-89%	(42,000)	-14%
Other	-	0%	(44,000)	-15%

Net loss	$(1,446,000)	-945%	$(1,179,000)	-402%

Revenues

Revenues for Q1 2018 decreased $140,000 or 48%, compared to Q1 2017. This decrease in revenues during Q1 2018 was due to a refocus of our sales efforts and enhancement of our sales team during the past six months. We are now focusing on larger Fortune 500 companies and other large end-users with significant national or regional forklift fleets. Whereas this transition has taken some time and attention away from Q1 2018 sales, we expect this new direction coupled with the level of experience and relationships of our new sales team will result in enhanced sales in the near future.

Cost of Sales

Cost of sales for Q1 2018 decreased $170,000 or 36% compared to Q1 2017. The decrease in cost of sales is primarily related to our decrease in LiFT Pack sales. Despite our decrease in sales, it is imperative that we maintain a knowledgeable and well-trained workforce to produce our packs. Accordingly, production wage expense included in cost of sales did not decrease along with the decrease in sales. Additionally, with our commitment to provide a high-quality product, during Q1 2018 we began retrofitting many of our LiFT Packs in finished goods with a new, more reliable charger. As a result, approximately $16,000 of inventory was written off through cost of goods sold as obsolete during Q1 2018, an increase of $11,000 over Q1 2017. The continued level of production staffing, along with an increase in the amount of obsolete inventory written off resulted in the decrease in cost of sales not being as significant as the decrease in revenues. We have continued to recognize a gross loss during Q1 2018 as we remain subject to low volume purchases, early higher cost designs and limited sourcing related to our inventory purchases, as well as, the continued warranty expense of repairing products in the field and returned products. As the development and improvement of the LiFT Pack continues, we anticipate recognizing quantity discounts on inventory purchases, reductions in warranty expense and greater efficiency of our workforce, all contributing to improvements in our gross margin.

Selling and Administrative Expenses

Selling and administrative expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, public company costs, consulting costs, professional fees and other expenses. Such expense for Q1 2018 increased $52,000 or 8% compared to Q1 2017. Despite increases in payroll costs, we recognized only a modest increase in selling and administrative expenses as a result of decreases in the utilization of external consultants, engineers and legal professionals.

Research and Development Expense

Research and development expenses for Q1 2018 increased $184,000 or 63% compared to Q1 2017. Such expenses consist primarily of materials, supplies, salaries and personnel related expenses, stock-based compensation expense, consulting costs, and other expenses associated with the continued development of our LiFT Pack, as well as, research into new product opportunities. During Q1 2018, we increased our efforts in developing lithium-ion battery packs for Class 1 and Class 2 forklifts. The scalable technology and design of our LiFT Packs makes for a natural progression to these larger packs. We anticipate research and development expenses continuing to be a significant portion of our expenses as we continue to develop new and improved products to our product line.

Change in Fair Value of Derivative Liabilities

We follow FASB ASC Topic No. 820, Fair Value Measurements and Disclosures (“ASC 820”) in connection with financial assets and liabilities measured at fair value on a recurring basis subsequent to initial recognition. The change in fair value of derivative liabilities for Q1 2018 decreased $11,000 or 100% compared to Q1 2017. During August 2016, we proposed to our warrant holders that the re-set provision included in the warrant (that creating the derivative liability) be eliminated.  Upon receiving consents to eliminate the re-set provision from a majority of the warrant holders, the re-set provision and the related derivative liability were eliminated as of January 23, 2017, thus resulting in no change in fair value of derivative liabilities during Q1 2018.

Interest Expense

Interest expense for Q1 2018 increased $94,000 or 224% and consists of interest expense related to our outstanding lines of credit and convertible promissory note (see Note 4 in the accompanying condensed consolidated financial statements).

Other Expense

Other expense during Q1 2017 consists of financing costs associated with our Unrestricted Line of Credit. On December 29, 2015 we entered into the Second Amendment of our Unrestricted Line of Credit which included, among other provisions, the reduction in the conversion price of the Unrestricted Line of Credit from $3.00 to $0.60 per share on December 29, 2015. The estimated change in fair value of the conversion price of approximately $310,000 was recorded as a deferred financing cost at the date of the Second Amendment and was amortized over the remaining seven-month term of the amended Unrestricted Line of Credit agreement. During the three months ended September 30, 2016, we amortized the remaining $44,000 of deferred financing costs which is included in other expenses.

Net Loss

Net losses for Q1 2018 increased $267,000 or 23%, as compared to net losses in Q1 2017.  The increase is primarily attributable to decreased sales, along with, increased research and development costs and interest expense.

Liquidity and Capital Resources

Overview

As of September 30, 2017, we had a cash balance of $40,000 and an accumulated deficit of $21,143,000. We do not have sufficient liquidity and capital resources to fund planned operations for the twelve months following the filing date of this Quarterly Report. The Company is exploring and working on securing additional capital in the form of convertible debt and private placements from both current sources and new sources. See “Future Liquidity Needs” below.

Cash Flows

Operating Activities

Our operating activities resulted in net cash used in operations of $1,549,000 for Q1 2018, compared to net cash used in operations of $1,226,000 for Q1 2017.

Net cash used in operating activities during Q1 2018, reflects the net loss of $1,446,000 for the period offset primarily by increases in inventory and accrued interest and decreases in accounts payable and accrued expenses.

Net cash used in operating activities during Q1 2017, reflects the net loss of $1,179,000 for the period offset primarily by non-cash items including depreciation, the change in fair value of warrant liability, costs of financing and the amortization of debt discounts, as well as, increases in accounts receivable and inventories and a decrease in accounts payable.

Investing Activities

Net cash used in investing activities during Q1 2018 consists primarily of the purchase of leasehold improvements and office equipment for $27,000.

Net cash used in investing activities during Q1 2017 consists primarily of the purchase of office equipment for $8,000.

Financing Activities

Net cash provided by financing activities during Q1 2018 was $1,495,000 and resulted from the borrowings from our line of credit with Esenjay.

Net cash provided by financing activities during Q1 2017 was $1,195,000 and consisted of $1,075,000 of proceeds from the sale of common stock and $120,000 of borrowings from our line of credit with Esenjay.

Future Liquidity Needs

We have evaluated our expected cash requirements over the next twelve months, which include, but are not limited to, investments in additional sales and marketing and product development resources, capital expenditures, and working capital requirements and have determined that our existing cash resources are not sufficient to meet our anticipated needs during the next twelve months, and that additional financing is required to support current operations. Based on our current and planned levels of expenditure, we estimate that total financing proceeds of approximately $5,000,000 will be required to fund current and planned operations for the twelve months following the filing date of this Quarterly Report on Form 10-Q, November 14, 2017. In addition, we anticipate that further additional financing may be required to fund our business plan subsequent to that date, until such time as revenues and related cash flows become sufficient to support our operating costs.

We intend to continue to seek capital through the sale of equity securities through private placements, in addition to utilizing our existing credit facility with Esenjay Investments, LLC (“Esenjay”). Esenjay is deemed to be a related party as Mr. Michael Johnson, the beneficial owner and director of Esenjay, is a current member of our board of directors and a major shareholder of the Company. The credit facility bears interest at 8 % per annum, matures on January 31, 2019, and is convertible into shares of common stock at $0.60 per share (the “Unrestricted Line of Credit”).  Between July 1, 2014 and September 30, 2017, we have borrowed an aggregate of $10,430,000, of which $3,750,000 has been converted to equity, pursuant to various credit facilities with Esenjay of which the Unrestricted Line of Credit remains outstanding. As of September 30, 2017, the amount outstanding under the Unrestricted Line of Credit was $6,680,000, with $3,320,000 available for future draws at Esenjay’s discretion. As of November 14, 2017, the amount outstanding under the Unrestricted Line of Credit was $7,415,000 with an aggregate of $2,585,000 available for future draws. Esenjay owns approximately 64% of our issued and outstanding common stock as of November 14, 2017.

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

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended June 30, 2017.

Recently Issued Accounting Pronouncements Not Yet Adopted

Management has considered all recent accounting pronouncements issued since the last audit of the Company’s consolidated financial statements, and believes that these recent pronouncements will not have a material effect on the Company’s condensed consolidated financial statements.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with the SEC under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow for timely decisions regarding required disclosure. As required by SEC Rules 13a-15(e) and 15d-15(e) 15d-15(b), we carried out an evaluation as of the end of the fiscal quarter ended September 30, 2017, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (“Exchange Act”) and concluded that our disclosure controls and procedures were effective to ensure the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate amount of liability, if any, for any claims of any type (either alone or in the aggregate) may materially and adversely affect our financial condition, results of operations and liquidity. In addition, the ultimate outcome of any litigation is uncertain. Any outcome, whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management attention and other factors. We expense legal costs in the period incurred. We cannot assure you that contingencies of a legal nature or contingencies having legal aspects will not be asserted against us in the future, and these matters could relate to prior, current or future transactions or events. As of September 30, 2017, we are not a party to any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or operating results.

ITEM 1A - RISK FACTORS

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described in our Annual Report on Form 10-K as filed with the SEC on September 22, 2017 and all of the information contained in our public filings before deciding whether to purchase our common stock.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective April 1, 2017, we entered into a renewal contract (the “2017 Renewal”) with Catalyst Global LLC to provide investor relations services for 12 months in exchange for monthly fees of $3,500 per month and 23,333 shares of restricted common stock per quarter. The initial tranche of 23,333 shares was valued at $0.45 per share or $10,500 when issued on June 7, 2017, the second tranche of 23,333 shares was valued at $0.50 per share or $11,667 when issued on September 25, 2017. The 2017 Renewal is cancelable upon 60 days written notice.   These shares have not been registered under the Securities Act. Such shares were issued upon exemptions from registration pursuant to Section 4(a)(2) of the Securities Act.

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

Flux Power Holding, Inc.

Date: November 14, 2017	By:	/s/ Ronald F. Dutt
Ronald F. Dutt
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)