Form 10-Q
period 2017-12-31
Flux Power Holdings, Inc.
filed 2018-02-13
CIK 1083743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of February 13, 2018
Common Stock, $0.001 par value	25,132,201

FLUX POWER HOLDINGS, INC.

FORM 10-Q

For the Quarterly Period Ended December 31, 2017

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

•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
•	“SEC” refers to the Securities and Exchange Commission; and
•	“Securities Act” refers to the Securities Act of 1933, as amended.

PART I - Financial Information

Item 1. Financial Statements

FLUX POWER HOLDINGS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2017 (Unaudited)	June 30, 2017

ASSETS

Current assets:
Cash	$31,000	$121,000
Accounts receivable	1,129,000	80,000
Inventories	1,163,000	1,566,000
Other current assets	36,000	69,000
Total current assets	2,359,000	1,836,000

Other assets	44,000	26,000
Property, plant and equipment, net	76,000	59,000

Total assets	$2,479,000	$1,921,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$480,000	$367,000
Accrued expenses	283,000	259,000
Accrued interest	564,000	239,000
Convertible promissory note - related party	500,000	-
Total current liabilities	1,827,000	865,000

Long term liabilities:
Line of credit - related party	8,400,000	5,185,000
Convertible promissory note - related party	-	500,000
Customer deposits from related party	111,000	120,000

Total liabilities	10,338,000	6,670,000

Commitments and contingencies (Note 8)

Stockholders’ deficit:

Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 25,108,868 and 25,085,526 shares issued and outstanding at December 31, 2017 and June 30, 2017, respectively	25,000	25,000
Additional paid-in capital	15,099,000	14,923,000
Accumulated deficit	(22,983,000)	(19,697,000)

Total stockholders’ deficit	(7,859,000)	(4,749,000)

Total liabilities and stockholders’ deficit	$2,479,000	$1,921,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2017	2016	2017	2016
Net revenue	$1,201,000	$181,000	$1,354,000	$474,000
Cost of sales	1,589,000	311,000	1,898,000	771,000

Gross loss	(388,000)	(130,000)	(544,000)	(297,000)

Operating expenses:
Selling and administrative expenses	807,000	653,000	1,483,000	1,300,000
Research and development	479,000	219,000	957,000	509,000
Total operating expenses	1,286,000	872,000	2,440,000	1,809,000

Operating loss	(1,674,000)	(1,002,000)	(2,984,000)	(2,106,000)

Other income (expense):
Change in fair value of derivative liabilities	-	3,000	-	13,000
Interest expense	(166,000)	(36,000)	(302,000)	(121,000)

Net loss	$(1,840,000)	$(1,035,000)	$(3,286,000)	$(2,214,000)

Net loss per share - basic and diluted	$(0.07)	$(0.04)	$(0.13)	$(0.09)

Weighted average number of common shares outstanding - basic and diluted	25,097,827	24,993,148	25,108,859	24,044,958

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(3,286,000)	$(2,214,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	26,000	25,000
Change in fair value of warrant liability	-	(13,000)
Stock-based compensation	164,000	20,000
Stock issuance for services	12,000	3,000
Amortization of deferred financing costs	-	44,000
Amortization of debt discount	-	19,000
Changes in operating assets and liabilities:
Accounts receivable	(1,049,000)	(37,000)
Inventories	403,000	(311,000)
Other current assets	15,000	17,000
Accounts payable	113,000	124,000
Accrued expenses	24,000	(94,000)
Accrued interest	325,000	9,000
Customer deposits	(9,000)	(8,000)
Net cash used in operating activities	(3,262,000)	(2,416,000)

Cash flows from investing activities
Purchases of equipment	(43,000)	(24,000)
Net cash used in investing activities	(43,000)	(24,000)

Cash flows from financing activities:
Repayment of line of credit	-	(215,000)
Proceeds from the sale of common stock	-	1,075,000
Borrowings from line of credit - related party debt	3,215,000	1,525,000
Net cash provided by financing activities	3,215,000	2,385,000

Net change in cash	(90,000)	(55,000)
Cash, beginning of period	121,000	127,000

Cash, end of period	$31,000	$72,000

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Conversion of debt to equity	$-	$400,000
Fair value of warrants exchanged for common stock	$-	$7,000
Stock issuance for services	$12,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

NOTE 1 - NATURE OF BUSINESS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) applicable to interim reports of companies filing as a smaller reporting company. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017 filed with the SEC on September 22, 2017. In the opinion of management, the accompanying condensed consolidated interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or any other future period. Certain notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Company’s Annual Report on Form 10-K have been omitted. The accompanying condensed consolidated balance sheet at June 30, 2017 has been derived from the audited balance sheet at June 30, 2017 contained in such Form 10-K.

Nature of Business

Flux Power Holdings, Inc. designs, develops and sells rechargeable advanced lithium-ion batteries for industrial equipment. As used herein, the terms “we”, “us”, “our”, “Flux” and “Company” refer to Flux Power Holdings, Inc. and our wholly owned subsidiary, Flux Power, Inc. (“Flux Power”), unless otherwise indicated. We have structured our business around our core technology, “The Battery Management System” (“BMS”) and the development of a scalable product line that can accommodate a variety of applications. Our BMS provides four critical functions to our battery systems: cell balancing, monitoring, error reporting and over discharge prevention. The modular and scalable nature of our flagship battery pack, the LiFT Pack, utilized in Class 3 walkie pallet jacks, provides for a natural transition into the production of battery packs used in other types of forklifts such as the Class 1 ride-on trucks, Class 2 narrow aisle trucks and order pickers and Class 3 end riders, as well as, ground support equipment. Using our proprietary management technology, we are able to offer complete integrated energy storage solutions or custom modular standalone systems to our customers. We have also developed a suite of complementary technologies and products that accompany our core products. Sales have been primarily to customers located throughout the United States.

Reverse Stock Split

On August 10, 2017, we filed a certificate of amendment to our articles of incorporation with the State of Nevada effectuating a reverse split of the Company’s common stock at a ratio of 1 for 10, whereby every ten pre-reverse stock split shares of common stock automatically converted into one-post reverse stock split share of common stock, without changing the $0.001 par value or authorized number of our common stock (the “Reverse Stock Split”). The Reverse Stock Split became effective in the State of Nevada on August 18, 2017. Mr. Michael Johnson, a current member of our board of directors and a holder of a majority of our issued and outstanding common stock approved the Reverse Stock Split on July 7, 2017. On that date, every 10 issued and outstanding shares of the Company’s common stock automatically converted into one outstanding share. No fractional shares were issued in connection with the Reverse Stock Split. If, as a result of the Reverse Split, a stockholder would otherwise have been entitled to a fractional share, each fractional share was rounded up. As a result of the Reverse Stock Split, the number of the Company’s outstanding shares of common stock decreased from 250,842,418 (pre-split) shares to 25,085,526 (post-split) shares. The Reverse Stock Split affected all stockholders of the Company’s common stock uniformly and did not affect any stockholder’s percentage of ownership interest, except for that which may have been affected by the rounding up of fractional shares. Because of the reduction in the number of the Company’s outstanding shares, the Company’s loss per share in all periods was increased by a factor of ten.

As the par value per share of the Company’s common stock remained unchanged at $0.001 per share, a total of $226,000 was reclassified from common stock to additional paid-in capital. In connection with the Reverse Stock Split, proportionate adjustments have been made to the per share exercise price and the number of shares issuable upon the exercise or conversion of all outstanding options, warrants, convertible or exchangeable securities entitling the holders to purchase, exchange for, or convert into, shares of common stock.  All references to shares of common stock and per share data for all periods presented in the accompanying condensed consolidated financial statements and notes thereto have been adjusted to reflect the Reverse Stock Split on a retroactive basis.

NOTE 2 – LIQUIDITY AND GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred an accumulated deficit of $22,983,000 through December 31, 2017 and had a net loss of $1,840,000 and $3,286,000 for the three and six month ended December 31, 2017, respectively. To date, our revenues and operating cash flows have not been sufficient to sustain our operations and we have relied on debt and equity financing to fund our operations. These factors raise substantial doubt about our ability to continue as a going concern for the twelve months following the filing date of our Quarterly Report on Form 10-Q, February 13, 2018. Our ability to continue as a going concern is dependent upon our ability to raise additional capital on a timely basis until such time as revenues and related cash flows are sufficient to fund our operations.

Management has undertaken steps to improve operations with the goal of sustaining our operations. These steps include (a) developing a full product line of lithium battery packs for forklifts by April 2018; and (b) expand our sales force throughout the United States. In that regard, we have increased our research and development efforts to focus on completing the development of energy storage solutions that can be used on larger forklifts and have also doubled our sales force since December 2016 with personnel having significant experience in the industrial equipment handling industry. During December 2017, we shipped our first Class 1 LiFT Pack to a Fortune 100 heavy machinery conglomerate for evaluation. The impact of these efforts is expected to continue to be seen throughout the remainder of fiscal year 2018.

We have evaluated our expected cash requirements over the next twelve months, which include, but are not limited to, investments in additional sales and marketing and product development resources, capital expenditures, and working capital requirements and have determined that our existing cash resources are not sufficient to meet our anticipated needs during the next twelve months, and that additional financing is required to support current operations. Based on our current and planned levels of expenditures, we estimate that total financing proceeds of approximately $7,000,000 will be required to fund current and planned operations for the twelve months following the filing date of this Quarterly Report on Form 10-Q. In addition, we anticipate that further additional financing may be required to fund our business plan subsequent to that date, until such time as revenues and related cash flows become sufficient to support our operating costs.

We intend to continue to seek capital through the sale of equity securities through private placements, in addition to utilizing our existing credit facility with Esenjay Investments, LLC (“Esenjay”). Esenjay is deemed to be a related party as Mr. Michael Johnson, the beneficial owner and director of Esenjay, is a current member of our board of directors and a major shareholder of the Company. The credit facility, as amended, bears interest at 8 % per annum, matures on January 31, 2019, and is convertible into shares of common stock at $0.60 per share (the “Unrestricted Line of Credit”).  Between July 1, 2014 and December 31, 2017, we have borrowed an aggregate of $12,150,000, of which $3,750,000 has been converted to equity, pursuant to various credit facilities with Esenjay of which the Unrestricted Line of Credit remains outstanding. As of December 31, 2017, the amount outstanding under the Unrestricted Line of Credit was $8,400,000, with $1,600,000 available for future draws at Esenjay’s discretion. As of February 13, 2018, the amount outstanding under the Unrestricted Line of Credit was $8,955,000, with $1,045,000 available for future draws. Esenjay owns approximately 64% of our issued and outstanding common stock as of February 13, 2018.

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

For the three months ended December 31, 2017 and 2016, basic and diluted weighted-average common shares outstanding were 25,097,827 and 24,993,148, respectively. For the six months ended December 31, 2017 and 2016, basic and diluted weighted-average common shares outstanding were 25,108,859 and 24,044,958, respectively. The Company incurred a net loss for the three and six months ended December 31, 2017 and 2016, and therefore, basic and diluted loss per share for the periods are the same because the inclusion of potential common equivalent shares were excluded from diluted weighted-average common shares outstanding during the period, as the inclusion of such shares would be anti-dilutive. The total potentially dilutive common shares outstanding at December 31, 2017 and 2016, excluded from diluted weighted-average common shares outstanding, which include common shares underlying outstanding convertible debt, stock options and warrants, were 18,848,448 and 7,319,139, respectively.

Income Taxes

We follow the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements and (ii) operating loss and tax credit carry-forwards for tax purposes. Deferred tax assets are reduced by a valuation allowance when, based upon management’s estimates, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period. We recognized a full valuation allowance as of December 31, 2017 and June 30, 2017 and have not recognized any tax provision or benefit for any of the periods presented. We review our tax positions quarterly for tax uncertainties. We did not have any uncertain tax positions as of  December 31, 2017 or June 30, 2017.

In December 2017, the United States (“U.S.”) enacted the Tax Cuts and Jobs Act (the “2017 Act”), which changes existing U.S. tax law and includes various provisions that are expected to affect companies. Among other things, the 2017 Act reduces the top U.S. corporate income tax rate from 35.0% to 21.0%, and makes changes to certain other business-related exclusions, deductions and credits. The Company is in the process of assessing the impact of the tax bill on the financial statements as of December 31, 2017.   Due to the Company's full valuation allowance, the tax effects of any changes are not expected to have a material impact on our consolidated financial statement.

NOTE 4 - RELATED PARTY DEBT AGREEMENTS

Esenjay Unrestricted Line of Credit

We are party to an Unrestricted Line of Credit with Esenjay. The Unrestricted Line of Credit has a maximum borrowing amount of $10,000,000, is convertible at a rate of $0.60 per share, bears interest at 8% per annum and matures on January 31, 2019. Advances under the Unrestricted Line of Credit are subject to Esenjay's approval.

The outstanding principal balance of the Unrestricted Line of Credit as of December 31, 2017 was $8,400,000, resulting in a remaining $1,600,000 available for future draws under this agreement, subject to lender’s approval.  During the three and six months ended December 31, 2017, the Company recorded approximately $151,000 and $272,000, respectively of interest expense in the accompanying condensed consolidated statements of operations related to the Unrestricted Line of Credit.  Subsequent to December 31, 2017, we have borrowed an additional $555,000 under the credit facility (see Note 9).

Shareholder Convertible Promissory Note

On April 27, 2017, we formalized an oral agreement for advances totaling $500,000, received from a shareholder (“Shareholder”) into a written Convertible Promissory Note (the “Convertible Note”). Borrowings under the Convertible Note accrue interest at 12% per annum, with all unpaid principal and accrued interest due and payable on October 27, 2018. In addition, at any time commencing on or after the date that is six (6) months from the issue date, at the election of Shareholder, all or any portion of the outstanding principal, accrued but unpaid interest and/or late charges under the Convertible Note may be converted into shares of the Company’s common stock at a conversion price of $1.20 per share; provided, however, the Shareholder shall not have the right to convert any portion of the Convertible Note to the extent that the Shareholder would beneficially own in excess of 5% of the total number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon conversion of the Convertible Note.  During the three and six months ended December 31, 2017, we recorded $15,000 and $30,000 of interest expense in the accompanying condensed consolidated statements of operations related to the Convertible Note.

NOTE 5 - STOCKHOLDERS’ DEFICIT

Advisory Agreement

Catalyst Global LLC. Effective April 1, 2017, we entered into a renewal contract (the “2017 Renewal”) with Catalyst Global LLC to provide investor relations services for 12 months in exchange for monthly fees of $3,500 per month and 23,333 shares of restricted common stock per quarter. The initial tranche of 23,333 shares was valued at $0.45 per share or $10,500 when issued on June 7, 2017, the second tranche of 23,333 shares was valued at $0.50 per share or $11,667 when issued on September 25, 2017, and the third tranche of 23,333 shares was valued at $0.475 per share or $11,083 when issued on January 16, 2018. The 2017 Renewal is cancelable upon 60 days written notice.

Warrant Activity

Warrant detail for the six months ended December 31, 2017 is reflected below:

	Number of Warrants	Weighted Average Exercise Price Per Warrant	Remaining Contract Term (# years)
Warrants outstanding and exercisable at June 30, 2017	2,342,590	$1.97	0.12	-	1.55
Warrants issued	-	$-		-
Warrants forfeited	(433,282)	$2.20		-
Warrants outstanding and exercisable at December 31, 2017	1,909,308	$1.92		1.27

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

On October 26, 2017, we granted 1,880,000 incentive stock options (“ISO”) of the Company’s common stock, with an estimated grant-date fair value of $769,000, to 20 Company employees. The ISOs vest 25% on the grant date and then 6% per quarter for the following twelve quarters with all options expiring ten years from the date of grant. In addition, the Company issued 90,000 non-qualified stock options (“NQSO”) of the Company’s common stock, with an estimated grant-date fair value of $37,000, to three members of its Board of Directors. The NQSOs vest 12.5% per quarter over a two year period and expire ten years from the date of grant.

Activity in stock options during the six months ended December 31, 2017, and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2017	716,277	$1.01
Granted	1,970,000	0.46
Exercised	-
Forfeited and cancelled	(1,000)	0.50
Outstanding at December 31, 2017	2,685,277	$0.61	8.96
Exercisable at December 31, 2017	1,626,613	$0.81	7.86

Activity in stock options during the six months ended December 31, 2016 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2016	900,402	$1.10
Granted	-
Exercised	-
Forfeited and cancelled	(80,132)	$2.55
Outstanding at December 31, 2016	820,270	$1.00	7.17
Exercisable at December 31, 2016	632,232	$1.13	6.55

Stock-based compensation expense recognized in our condensed consolidated statements of operations for the three and six months ended December 31, 2017 and 2016, includes compensation expense for stock-based options and awards granted based on the grant date fair value. For options and awards granted, expenses are amortized under the straight-line method over the expected vesting period. Stock-based compensation expense recognized in the condensed consolidated statements of operations has been reduced for estimated forfeitures of options that are subject to vesting. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Our average stock price during the six months ended December 31, 2017 was $0.49, and as a result the intrinsic value of the exercisable options at December 31, 2017 was $5,000.

We allocated stock-based compensation expense included in the condensed consolidated statements of operations for employee option grants and non-employee option grants as follows:

	For the Three Months Ended December 31		For the Six Months Ended December 31,

	2017	2016	2017	2016
Research and development	$61,000	$3,000	$64,000	$7,000
General and administration	92,000	7,000	100,000	13,000
Total stock-based compensation expense	$153,000	$10,000	$164,000	$20,000

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. The fair value of stock options was measured at the grant date using the assumptions (annualized percentages) in the table below:

Six months ended December 31,	2017	2016
Expected volatility	100%	100%
Risk free interest rate	1.76%	1.31%
Forfeiture rate	23.0%	23.0%
Dividend yield	0%	0%
Expected term (years)	5	3

The remaining amount of unrecognized stock-based compensation expense at December 31, 2017 relating to outstanding stock options, is approximately $498,000, which is expected to be recognized over the weighted average period of 2.83 years.

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

The Company received $4,000 and $9,000, respectively during the three months and six months ended December 31, 2017, from Epic Boats under the sublease rental agreement which is recorded as a reduction to rent expense and the customer deposits discussed below.

As of December 31, 2017 and June 30, 2017, customer deposits totaling approximately $111,000 and $120,000, respectively, were recorded in the accompanying condensed consolidated balance sheets. There were no receivables outstanding from Epic Boats as of December 31, 2017 and June 30, 2017.

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

Customer Concentrations

During the three months ended December 31, 2017, we had three major customers that each represented more than 10% of our revenues on an individual basis, or approximately 94% in the aggregate. During the six months ended December 31, 2017, we had three major customers that each represented more than 10% of our revenues on an individual basis, or approximately 89% in the aggregate.

During the three months ended December 31, 2016, we had two major customers that each represented more than 10% of our revenues on an individual basis, or approximately 78% in the aggregate. During the six months ended December 31, 2016, we had three major customers that each represented more than 10% of our revenues on an individual basis, or approximately 67% in the aggregate.

Suppliers/Vendor Concentrations

We obtain a limited number of components and supplies included in our products from a small group of suppliers. During the three and six months ended December 31, 2017 we had three suppliers who accounted for more than 10% of our total inventory purchases on an individual basis or approximately 55% and 48%, respectively, in the aggregate.

During the three and six months ended December 31, 2016 we had three suppliers who accounted for more than 10% of our total inventory purchases on an individual basis or approximately 59% and 63%, respectively, in the aggregate.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate amount of liability, if any, for any claims of any type (either alone or in the aggregate) may materially and adversely affect our financial condition, results of operations and liquidity. In addition, the ultimate outcome of any litigation is uncertain. Any outcome, whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management attention and other factors. We expense legal costs in the period incurred. We cannot assure you that contingencies of a legal nature or contingencies having legal aspects will not be asserted against us in the future, and these matters could relate to prior, current or future transactions or events. As of December 31, 2017, we are not a party to any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or operating results.

NOTE 9 - SUBSEQUENT EVENTS

During the period from January 1, 2018 through February 13, 2018 we borrowed an aggregate of $555,000 from Esenjay under our Unrestricted Line of Credit.  As of February 13, 2018, the amount outstanding under the Unrestricted Line of Credit was $8,955,000, with an aggregate of $1,045,000 available under the Unrestricted Line of Credit for future draws at Esenjay’s discretion. As of February 13, 2018, Esenjay owns approximately 64% of our issued and outstanding common stock (See Note 4).

On January 16, 2018, we issued 23,333 shares of common stock valued at $0.475 per share or $11,083, to Catalyst as payment for service rendered during the three months ended December 31, 2017. These shares have not been registered under the Securities Act. Such shares were issued upon exemptions from registration pursuant to Section 4(a)(2) of the Securities Act.

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

In January 2016, we obtained certification from Underwriters Laboratory (“UL”), a global safety science organization, on our LiFT Packs for forklift use. This UL 2271 Listing demonstrates the quality, safety and reliability of our LiFT Pack line for customers, distributors, dealers and industrial equipment manufacturers. We believe we have emerged from this effort with a product of substantially enhanced design, durability, performance and value. Additionally, during September 2017, we completed our initial ISO 9001 audit and received our ISO 9001 certificate in November 2017. Obtaining the ISO 9001 certification further demonstrates our strong customer focus, the motivation and involvement of top management and our commitment to consistently providing high quality products and services to our customers.

We are working with various forklift manufacturers, their dealers and battery distributors to bring our advanced energy storage systems to the lift equipment market.  This provides a more direct market path to the consumer without the delays and issues that accompany dealing solely with battery distributors. Because of our strong relationships with two leading forklift manufacturers, we were able to generate revenues during the second quarter of fiscal 2018 in excess of our total revenues for fiscal 2017 and had sales orders at December 31, 2017 for an additional 330 LiFT Packs generating $900,000 in revenues to be shipped in January and February 2018. We are in continued discussions with these forklift manufacturers for similar orders anticipated to ship throughout the remainder of fiscal 2018.

During the latter part of fiscal 2017 we also began marketing directly to end-users of lift equipment, primarily in the food and beverage industry. By going directly to the customers with the many benefits of utilizing lithium-ion batteries in their walkie pallet jack forklifts, we anticipate seeing a more rapid transition from traditional lead acid batteries to our lithium-ion batteries. Such benefits include less maintenance, faster charge times, longer lasting and greater power. Such marketing efforts resulted in Flux being named one of Food Logistics Magazine’s 2017 Champions: Rock Stars of the Food & Beverage Supply Chain. This recognition underscores the increasing acceptance of Flux LiFT Packs powering multi-shift operations at a growing base of food industry distribution centers across America.

Our strategy is to offer a full product lineup for forklifts within the coming year. We are leveraging our prior experience of developing and shipping over 15 megawatts of battery packs into a variety of applications including electrical vehicles, robotic mining vehicles, and various industry specific applications. By working with the forklift manufacturers, we have secured “technical approval” for compatibility with their equipment and in January 2018 we received Energy Storage System compatibility approval from Toyota Material Handling USA with respect to their 8HBW23 walkie pallet jack and from Raymond Corporation with respect to their 8210 walkie pallet jack. Each of these models have been tested to be electrically compatible with our LiFT Packs. These approvals represent another step towards our achieving industry acceptance and expanding awareness for a lithium-ion battery pack in lift equipment.

We are also developing a sales network utilizing existing battery distributors and equipment dealers and targeting large purchasers of lift equipment in the food and beverage industry that are looking for improved performance and production using lithium-ion batteries. Our product development has included pilot programs and trials with national accounts, end users, and industrial equipment manufacturers. We have used the feedback from these pilot programs to substantially improve our battery packs.

Our focus thus far has been with our entry-level LiFT Pack line to power Class 3 walkie pallet jack forklifts. During fiscal 2016, the pace of sales was limited by our focus on converting Flux’s production from small-run production and prototyping into larger scale production of our UL-listed products. We purposely dialed down production during the last six months of fiscal 2016 in order to incorporate the improvements resulting from the UL review process, as well as, implement important engineering features that stem from a model changeover. During the first half of fiscal 2017, we developed specialized assembly and testing stations designed to speed production time frames by streamlining many facets of testing and assembly.  Throughout the remainder of fiscal 2017 we recognized the results of these design and production enhancements through reductions in warranty expense and improved gross margins and expect these improvements to continue in the future.

We are currently in development of much larger lithium-ion battery solutions for Class 1 and Class 2 material handling equipment. The Class 1 and Class 2 equipment, comprised of sit-on forklifts, narrow aisle, and end riders are a natural progression for Flux as we leverage our scalable technology and design. These larger systems will satisfy customers seeking one lithium battery vendor to address all their material handling equipment needs. During December 2017, we shipped our first Class 1 LiFT Pack to a Fortune 100 heavy machinery conglomerate for evaluation. Development of Class 2 packs, including end rider packs, is expected to follow that of Class 1 by approximately two months. With a focus on improvements to our LiFT Packs and overall production processes behind us, and the continued development of our product line, we are now positioned to accelerate our sales efforts in fiscal 2018.

Segment and Related Information

We operate as a single reportable segment.

Results of Operations and Financial Condition

The following table represents our unaudited condensed consolidated statement of operations for the three months ended December 31, 2017 (“Q2 2018”) and December 31, 2016 (“Q2 2017”).

	Three Months Ended December 31,
	2017		2016
	$	% of Revenues	$	% of Revenues

Net revenue	$1,201,000	100%	$181,000	100%
Cost of sales	1,589,000	132%	311,000	172%
Gross loss	(388,000)	-32%	(130,000)	-72%

Operating expenses:
Selling and administrative expenses	807,000	67%	653,000	361%
Research and development	479,000	40%	219,000	121%
Total operating expenses	1,286,000	107%	872,000	482%

Operating loss	(1,674,000)	-139%	(1,002,000)	-554%

Other income (expense):
Change in fair value of derivative liabilities	-	0%	3,000	2%
Interest expense, net	(166,000)	-14%	(36,000)	-20%

Net loss	$(1,840,000)	-153%	$(1,035,000)	-572%

Revenues

Revenues for Q2 2018, increased by $1,020,000 or 564%, compared to Q2 2017. During Q2 2018 we sold approximately 420 LiFT Packs, compared to approximately 50 LiFT Packs in Q2 2017. This substantial increase in shipments was directly attributable to our strong relationships with two leading forklift manufacturers and the related end users which resulted in approximately 80% of Q2 2018 revenues. Sales to these customers were minimal during Q2 2017 Additionally, at December 31, 2017 we had sales orders for an additional 330 LiFT Packs forecasted to generate $900,000 in revenues, of which 217 shipped during January 2018. We are in continued discussions with these forklift manufacturers for similar orders anticipated to ship throughout the remainder of fiscal 2018.

Cost of Sales

Cost of sales for Q2 2018, increased $1,278,000, or 411%, compared to Q2 2017. The increase in cost of sales is directly related to our substantial increase in LiFT Pack sales as discussed above. The primary reason for cost of sales not increasing as much as our revenues during the quarter is due to efficiencies garnered in the production of our LiFT Packs. It has always been imperative to us that we maintain a knowledgeable and well-trained workforce to produce our packs. Accordingly, production wage expense included in cost of sales has remained substantial over the last several quarters, despite our low sales volume. During Q2 2018, we were able to increase production significantly while increasing our production wages only minimally. The impact of the greater efficiency of our workforce during Q2 2018 resulted in an improved gross loss percent from -72% during Q2 2017 of to -32% in Q2 2018. Despite this improvement, we have continued to recognize a gross loss during Q2 2018 as we remain subject to low volume purchases, early higher cost designs and limited sourcing related to our inventory purchases, as well as, the continued warranty expense of repairing products in the field and returned products. As the development and improvement of the LiFT Pack continues, we anticipate recognizing quantity discounts on inventory purchases, reductions in warranty expense and continued efficiencies from our workforce, all contributing to improvements in our gross margin.

Selling and Administrative Expenses

Selling and administrative expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, public company costs, consulting costs, professional fees and other expenses. Such expense for Q2 2018 increased $154,000 or 24%, compared to Q2 2017. This increase is primarily due to the issuance of 1.97 million stock options in October 2017 to our employees resulting in stock-based compensation expense of approximately $84,000 in Q2 2018 in comparison to Q2 2017. This substantial increase was the result of the immediate vesting of 25% of the options upon issuance. The remaining increase was due to expansion of our sales department and the addition of two regional sales managers to the team during October 2017.

Research and Development Expense

Research and development expenses for Q2 2018 increased $260,000 or 119%, compared to Q2 2017. Such expenses consist primarily of materials, supplies, salaries and personnel related expenses, stock-based compensation expense, consulting costs, and other expenses associated with the continued development of our LiFT Pack, as well as, research into new product opportunities. During Q2 2018, we have continued to focus our efforts in developing lithium-ion battery packs for Class 1 and Class 2 forklifts. The scalable technology and design of our LiFT Packs makes for a natural progression to these larger packs. As a result, during December 2017, we shipped our first Class 1 LiFT Pack to a Fortune 100 heavy machinery conglomerate for evaluation. Development of end rider packs and Class 2 “narrow aisle” packs are expected to follow that of Class 1 by approximately two months. The impact of these efforts is expected to continue to be seen throughout the remainder of fiscal 2018. We anticipate research and development expenses continuing to be a sizeable portion of our expenses as we continue to develop new and improved products to our product line.

Change in Fair Value of Warrant Derivative Liability

We follow FASB ASC Topic No. 820, Fair Value Measurements and Disclosures (“ASC 820”) in connection with financial assets and liabilities measured at fair value on a recurring basis subsequent to initial recognition. The change in fair value of derivative liabilities for Q2 2018 decreased $3,000 or 100% compared to Q2 2017. During August 2016, we proposed to our warrant holders that the re-set provision included in the warrant (that creating the derivative liability) be eliminated.  Upon receiving consents to eliminate the re-set provision from a majority of the warrant holders, the re-set provision and the related derivative liability were eliminated as of January 23, 2017, thus resulting in no change in fair value of derivative liabilities during Q2 2018.

Interest Expense

Interest expense for Q2 2018 increased $130,000 or 361% and consists of interest expense related to our outstanding lines of credit and convertible promissory note (see Note 4 in the accompanying condensed consolidated financial statements).

Net Loss

Net loss for Q2 2018 increased $805,000 or 78%, as compared to net loss in Q2 2017.  The increase is primarily attributable to increased stock-based compensation costs, our growing sales department, the development of Class 1 and Class 2 forklift battery packs and interest expense. As we continue to increase sales of our walkie LiFT Packs, we anticipate being able to take advantage of greater quantity discounts thus improving our gross margin. Additionally, with the introduction of Class 1 and Class 2 packs to the market we expect to also strengthen our financial position.

The following table represents our unaudited condensed consolidated statement of operations for the six months ended December 31, 2017 and December 31, 2016.

	Six months ended December 31,
	2017		2016
	$	% of Revenues	$	% of Revenues

Net revenues	$1,354,000	100%	$474,000	100%
Cost of sales	1,898,000	140%	771,000	163%
Gross loss	(544,000)	-40%	(297,000)	-63%

Operating expenses:
Selling and administrative expenses	1,483,000	110%	1,300,000	274%
Research and development	957,000	71%	509,000	107%
Total operating expenses	2,440,000	180%	1,809,000	382%

Operating loss	(2,984,000)	-220%	(2,106,000)	-444%

Other income (expense):
Change in fair value of derivative liabilities	-	0%	13,000	3%
Interest expense, net	(302,000)	-22%	(121,000)	-26%

Net loss	$(3,286,000)	-243%	(2,214,000)	-467%

Revenues

Revenues for the six months ended December 31, 2017, increased by $880,000 or 186%, compared to the six months ended December 31, 2016. This substantial increase in shipments was directly attributable the development of a strong relationships with two leading forklift manufacturers and the related end users which generated approximately 72% of revenues during the six months ended December 31, 2017. Sales to these customers were minimal during the six months ended December 31, 2016. We are in continued discussions with these forklift manufacturers for similar orders anticipated to ship throughout the remainder of fiscal 2018.

Cost of Sales

Cost of sales during the six months ended December 31, 2017, increased $1,127,000, or 146%, compared to the six months ended December 31, 2016. The increase in cost of sales is directly related to our increase in LiFT Pack sales. Consistent with the increase discussed regarding Q2 2018 above, cost of sales did not increase as much as our revenues during the period due to efficiencies garnered by our production workforce. We anticipate further reductions in our cost of sales in the future as we begin to take advantage of greater quantity discounts that will come along with our increased sales.

Selling and Administrative Expenses

Selling and administrative expenses for the six months ended December 31, 2017 increased $183,000 or 14%, compared to the six months ended December 31, 2016. As discussed above regarding Q2 2018, the increase is primarily attributable to the issuance and vesting of 1.97 million options, as well as, the growth of our sales department.

Research and Development Expense

Research and development expenses for the six months ended December 31, 2017 increased $448,000 or 88%, compared to the six months ended December 31, 2016 due to our continued focus in developing lithium-ion battery packs for Class 1 and Class 2 forklifts. As a result, during December 2017, we shipped our first Class 1 LiFT Pack to a Fortune 100 heavy machinery conglomerate for evaluation. Development of end rider packs and Class 2 “narrow aisle” packs are expected to follow that of Class 1 by approximately two months. The impact of these efforts is expected to continue to be seen throughout the remainder of fiscal 2018. We anticipate research and development expenses continuing to be a sizeable portion of our expenses as we continue to develop new and improved products to our product line.

Change in Fair Value of Warrant Derivative Liability

We follow FASB ASC Topic No. 820, Fair Value Measurements and Disclosures (“ASC 820”) in connection with financial assets and liabilities measured at fair value on a recurring basis subsequent to initial recognition. The change in fair value of derivative liabilities for the six months ended December 31, 2017 decreased $13,000 or 100% compared to the six months ended December 31, 2016. During August 2016, we proposed to our warrant holders that the re-set provision included in the warrant (that creating the derivative liability) be eliminated.  Upon receiving consents to eliminate the re-set provision from a majority of the warrant holders, the re-set provision and the related derivative liability were eliminated as of January 23, 2017, thus resulting in no change in fair value of derivative liabilities during the six months ended December 31, 2017.

Interest Expense

Interest expense during the six months ended December 31, 2017 and 2016 was $302,000 and $121,000, respectively, and consists primarily of interest expense related to our outstanding line of credit and convertible promissory note. Also included in interest expense during the six months ended December 31, 2016 is the amortization of deferred financing costs associated with our Unrestricted Line of Credit. On December 29, 2015, we entered into the Second Amendment of our Unrestricted Line of Credit which included, among other provisions, the reduction in the conversion price of the Unrestricted Line of Credit from $3.00 to $0.60 per share. The estimated change in fair value of the conversion price of approximately $310,000 was recorded as a deferred financing cost at the date of the Second Amendment and was amortized over the then remaining seven-month term of the amended Unrestricted Line of Credit agreement. During the six months ended December 31, 2016, we amortized the remaining $44,000 of deferred financing costs.

Net Loss

Net loss for the six months ended December 31, 2017 increased $1,072,000, as compared to net loss for the six months ended December 31, 2016.  The increase is primarily attributable to increased stock-based compensation costs, our growing sales department, the development of Class 1 and Class 2 forklift battery packs and interest expense. As we continue to increase sales of our walkie LiFT Packs, we anticipate being able to take advantage of greater quantity discounts thus improving our gross margin. Additionally, with the introduction of Class 1 and Class 2 packs to the market we expect to also strengthen our financial position.

Liquidity and Capital Resources

Overview

As of December 31, 2017, we had a cash balance of $31,000, working capital of $532,000, and an accumulated deficit of $22,983,000. We do not have sufficient liquidity and capital resources to fund planned operations for the twelve months following the filing date of this Quarterly Report. The Company is exploring and working on securing additional capital in the form of convertible debt and private placements from both current sources and new sources. See “Future Liquidity Needs” below.

Cash Flows

Operating Activities

Our operating activities resulted in net cash used in operations of $3,262,000 during the six months ended December 31, 2017, compared to net cash used in operations of $2,416,000 during the six months ended December 31, 2016. The primary reason for the increase in net cash used in operations was an increase in accounts receivable at December 31, 2017 of $1,049,000.

 Net cash used in operating activities during the six months ended December 31, 2017, reflects the net loss of $3,286,000 for the period offset primarily by non-cash items including stock-based compensation and depreciation, as well as, increases in accounts receivable, accounts payable and accrued interest and decreases in inventories.

Net cash used in operating activities during the six months ended December 31, 2016, reflects the net loss of approximately $2,214,000 for the period offset primarily by non-cash items including depreciation, the change in fair value of warrant liability, stock-based compensation, and the amortization of debt discounts and deferred financing costs, as well as, increases in accounts receivable, inventories and accounts payable and decreases in accrued expenses.

Investing Activities

Net cash used in investing activities during the six months ended December 31, 2017 consists primarily of the purchase of office and warehouse equipment and leasehold improvements, totaling $43,000.

Net cash used in investing activities during the six months ended December 31, 2016 consists of the purchase of office equipment, primarily computer related, for $24,000.

Financing Activities

Net cash provided by financing activities during the six months ended December 31, 2017 was $3,215,000 and resulted from the borrowing from our line of credit with Esenjay.

Net cash provided by financing activities during the six months ended December 31, 2016 was $2,385,000 and consisted of $1,075,000 of proceeds from the sale of common stock and $1,525,000 of borrowings from our line of credit with Esenjay, offset by the repayment of our Line of Credit of $215,000 with a non-related party.

Future Liquidity Needs

We have evaluated our expected cash requirements over the next twelve months, which include, but are not limited to, investments in additional sales and marketing and product development resources, capital expenditures, and working capital requirements and have determined that our existing cash resources are not sufficient to meet our anticipated needs during the next twelve months, and that additional financing is required to support current operations. Based on our current and planned levels of expenditures, we estimate that total financing proceeds of approximately $7,000,000 will be required to fund current and planned operations for the twelve months following the filing date of this Quarterly Report on Form 10-Q. In addition, we anticipate that further additional financing may be required to fund our business plan subsequent to that date, until such time as revenues and related cash flows become sufficient to support our operating costs.

We intend to continue to seek capital through the sale of equity securities through private placements, in addition to utilizing our existing credit facility with Esenjay Investments, LLC (“Esenjay”). Esenjay is deemed to be a related party as Mr. Michael Johnson, the beneficial owner and director of Esenjay, is a current member of our board of directors and a major shareholder of the Company. The credit facility for up to a maximum amount of $10,000,000 bears interest at 8 % per annum, matures on January 31, 2019, and is convertible into shares of common stock at $0.60 per share (the “Unrestricted Line of Credit”).  As of December 31, 2017, the amount outstanding under the Unrestricted Line of Credit was $8,400,000, with $1,600,000 available for future draws at Esenjay’s discretion. As of February 13, 2018, the amount outstanding under the Unrestricted Line of Credit was $8,955,000 with $1,045,000 available for future draws. Esenjay owns approximately 64% of our issued and outstanding common stock as of February 13, 2018.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

Management has considered all recent accounting pronouncements issued since the last audit of the Company’s consolidated financial statements and believes that these recent pronouncements will not have a material effect on the Company’s condensed consolidated financial statements.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with the SEC under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow for timely decisions regarding required disclosure. As required by SEC Rules 13a-15(e) and 15d-15(e) 15d-15(b), we carried out an evaluation as of the end of the fiscal quarter ended December 31, 2017, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (“Exchange Act”) and concluded that our disclosure controls and procedures were effective to ensure the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate amount of liability, if any, for any claims of any type (either alone or in the aggregate) may materially and adversely affect our financial condition, results of operations and liquidity. In addition, the ultimate outcome of any litigation is uncertain. Any outcome, whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management attention and other factors. We expense legal costs in the period incurred. We cannot assure you that contingencies of a legal nature or contingencies having legal aspects will not be asserted against us in the future, and these matters could relate to prior, current or future transactions or events. As of December 31, 2017, we are not a party to any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or operating results.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective April 1, 2017, we entered into a renewal contract (the “2017 Renewal”) with Catalyst Global LLC to provide investor relations services for 12 months in exchange for monthly fees of $3,500 per month and 23,333 shares of restricted common stock per quarter. The initial tranche of 23,333 shares was valued at $0.45 per share or $10,500 when issued on June 7, 2017, the second tranche of 23,333 shares was valued at $0.50 per share or $11,667 when issued on September 25, 2017, and the third tranche of 23,333 shares was valued at $0.475 per share or $11,083 when issued on January 16, 2018. The 2017 Renewal is cancelable upon 60 days written notice.   These shares have not been registered under the Securities Act. Such shares were issued upon exemptions from registration pursuant to Section 4(a)(2) of the Securities Act.

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

Flux Power Holding, Inc.

Date: February 13, 2018	By:	/s/ Ronald F. Dutt
Name: Ronald F. Dutt
Title: Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)