Form 10-Q
period 2018-03-31
Flux Power Holdings, Inc.
filed 2018-05-14
CIK 1083743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 14, 2018
Common Stock, $0.001 par value	26,356,033

FLUX POWER HOLDINGS, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2018

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

•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
•	“SEC” refers to the Securities and Exchange Commission; and
•	“Securities Act” refers to the Securities Act of 1933, as amended.

PART I - Financial Information

Item 1. Financial Statements

FLUX POWER HOLDINGS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018 (Unaudited)	June 30, 2017

ASSETS

Current assets:
Cash	$128,000	$121,000
Accounts receivable	972,000	80,000
Inventories	1,431,000	1,566,000
Other current assets	22,000	69,000
Total current assets	2,553,000	1,836,000

Other assets	26,000	26,000
Property, plant and equipment, net	77,000	59,000

Total assets	$2,656,000	$1,921,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$628,000	$367,000
Accrued expenses	262,000	259,000
Accrued interest	774,000	239,000
Line of credit - related party	9,730,000	-
Convertible promissory note - related party	500,000	-
Total current liabilities	11,894,000	865,000

Long term liabilities:
Line of credit - related party	-	5,185,000
Convertible promissory note - related party	-	500,000
Customer deposits from related party	106,000	120,000

Total liabilities	12,000,000	6,670,000

Commitments and contingencies (Note 8)

Stockholders’ deficit:

Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 25,441,248 and 25,085,526 shares issued and outstanding at March 31, 2018 and June 30, 2017, respectively	25,000	25,000
Additional paid-in capital	15,367,000	14,923,000
Accumulated deficit	(24,736,000)	(19,697,000)

Total stockholders’ deficit	(9,344,000)	(4,749,000)

Total liabilities and stockholders’ deficit	$2,656,000	$1,921,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2018	2017	2018	2017
Net revenue	$1,666,000	$306,000	$3,020,000	$781,000
Cost of sales	1,816,000	508,000	3,728,000	1,384,000

Gross loss	(150,000)	(202,000)	(708,000)	(603,000)

Operating expenses:
Selling and administrative expenses	909,000	664,000	2,378,000	1,842,000
Research and development	483,000	245,000	1,441,000	772,000
Total operating expenses	1,392,000	909,000	3,819,000	2,614,000

Operating loss	(1,542,000)	(1,111,000)	(4,527,000)	(3,217,000)

Other income (expense):
Change in fair value of derivative liabilities	-	1,000	-	14,000
Interest expense	(211,000)	(52,000)	(512,000)	(174,000)

Net loss	$(1,753,000)	$(1,162,000)	$(5,039,000)	$(3,377,000)

Net loss per share - basic and diluted	$(0.07)	$(0.05)	$(0.20)	$(0.14)

Weighted average number of common shares outstanding - basic and diluted	25,112,349	25,038,256	25,142,039	24,372,419

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(5,039,000)	$(3,377,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	41,000	32,000
Change in fair value of warrant liability	-	(14,000)
Stock-based compensation	209,000	30,000
Stock issuance for services	35,000	9,000
Amortization of deferred financing costs	-	44,000
Amortization of debt discount	-	19,000
Changes in operating assets and liabilities:
Accounts receivable	(892,000)	(2,000)
Inventories	135,000	(748,000)
Other current assets	47,000	(7,000)
Accounts payable	261,000	148,000
Accrued expenses	3,000	(77,000)
Accrued interest	535,000	58,000
Customer deposits	(14,000)	(12,000)
Net cash used in operating activities	(4,679,000)	(3,897,000)

Cash flows from investing activities
Purchases of equipment	(59,000)	(45,000)
Net cash used in investing activities	(59,000)	(45,000)

Cash flows from financing activities:
Repayment of line of credit	-	(215,000)
Proceeds from the sale of common stock	200,000	1,075,000
Borrowings from line of credit - related party debt	4,545,000	3,025,000
Net cash provided by financing activities	4,745,000	3,885,000

Net change in cash	7,000	(57,000)
Cash, beginning of period	121,000	127,000

Cash, end of period	$128,000	$70,000

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Conversion of debt to equity	$-	$400,000
Fair value of warrants exchanged for common stock	$-	$10,000
Stock issuance for services	$35,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

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

Nature of Business

Flux Power Holdings, Inc. designs, develops and sells rechargeable advanced lithium-ion batteries for industrial equipment. As used herein, the terms “we”, “us”, “our”, “Flux” and “Company” refer to Flux Power Holdings, Inc. and our wholly owned subsidiary, Flux Power, Inc. (“Flux Power”), unless otherwise indicated. We have structured our business around our core technology, “The Battery Management System” (“BMS”) and the development of a scalable product line that can accommodate a variety of applications. Our BMS provides four critical functions to our battery systems: cell balancing, monitoring, error reporting and over discharge prevention. The modular and scalable nature of our flagship battery pack, the LiFT Pack, utilized in Class 3 walkie pallet jacks, has provided for a natural transition into the production of battery packs used in other types of forklifts such as the Class 1 ride-on trucks, Class 2 narrow aisle trucks and order pickers and Class 3 end riders, as well as, ground support equipment (“GSE”). Using our proprietary management technology, we are able to offer complete integrated energy storage solutions or custom modular standalone systems to our customers. We have also developed a suite of complementary technologies and products that accompany our core products. Sales have been primarily to customers located throughout the United States.

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

NOTE 2 – LIQUIDITY AND GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred an accumulated deficit of $24,736,000 through March 31, 2018 and had a net loss of $1,753,000 and $5,039,000 for the three and nine month ended March 31, 2018, respectively. To date, our revenues and operating cash flows have not been sufficient to sustain our operations and we have relied on debt and equity financing to fund our operations. These factors raise substantial doubt about our ability to continue as a going concern for the twelve months following the filing date of our Quarterly Report on Form 10-Q, May 14, 2018. Our ability to continue as a going concern is dependent upon our ability to raise additional capital on a timely basis until such time as revenues and related cash flows are sufficient to fund our operations.

Management has undertaken steps to improve our financial position with the goal of sustaining our operations. These steps include (a) developing a full product line of lithium battery packs for forklifts; and (b) expanding our sales force throughout the United States. In that regard, we have increased our research and development efforts to focus on completing the development of energy storage solutions that can be used on larger forklifts. During December 2017, we shipped our first Class 1 LiFT Pack to a Fortune 100 heavy machinery conglomerate for evaluation and have continued the improvement and development of the Class 1 LiFT Pack, as well as, the development of the Class 2 and Class 3 packs. Our Class 3 End Rider LiFT pack was presented at a major Food & Beverage tradeshow during March 2018 and we anticipate sending additional evaluation packs out beginning in May 2018. Additionally, our GSE LiFT Pack has been under evaluation for the past year and we received our first major production order for 17 GSE LiFT packs that are scheduled to be shipped by the end of May 2018. We have also doubled our sales force since December 2016 with personnel having significant experience in the industrial equipment handling industry. Combined with the development of relationships with two of the nation’s largest industrial equipment manufacturers we have generated revenues in excess of fiscal 2017 revenues during each of the past two quarters. The impact of these efforts is expected to continue to be seen throughout the remainder of fiscal 2018.

We have evaluated our expected cash requirements over the next twelve months, which include, but are not limited to, investments in additional sales and marketing and product development resources, capital expenditures, and working capital requirements and have determined that our existing cash resources are not sufficient to meet our anticipated needs during the next twelve months, and that additional financing is required to support current operations. Based on our current and planned levels of expenditures, we estimate that total financing proceeds of approximately $5,000,000 will be required to fund current and planned operations for the twelve months following the filing date of this Quarterly Report on Form 10-Q. In addition, we anticipate that further additional financing may be required to fund our business plan subsequent to that date, until such time as revenues and related cash flows become sufficient to support our operating costs.

Management plans to raise additional required capital through private placements of equity securities and through draws on our existing related-party credit facilities. We initiated a private placement of equity securities in March 2018 under which we are authorized by the Board of Directors to raise up to $4,000,000 (See Note 5). As of May 11, 2018, a total of $800,000 was raised pursuant to this private placement, of which, $200,000 was raised prior to March 31, 2018. Subsequent to the closing on May 11, 2018, the offering was terminated.  Additionally, as more fully discussed in Note 4, we have two credit facilities with Esenjay Investments, LLC (“Esenjay”). Esenjay is deemed to be a related party as Mr. Michael Johnson, the beneficial owner and director of Esenjay, is a current member of our board of directors and a major shareholder of the Company. The Unrestricted Line of Credit has a maximum borrowing amount of $10,000,000 of which $2,025,000 was available for future draw as of May 14, 2018 and the Inventory Line of Credit has a maximum borrowing amount of $5,000,000 of which $3,245,000 was available for future draws as of May 14, 2018.

Although management believes we will be able to obtain additional required funding, there is no guarantee we will be able to obtain such funding on a timely basis or that funds will be available on terms acceptable to us. If such funds are not available when required, management will be required to curtail its investments in additional sales and marketing and product development resources, and capital expenditures, which may have a material adverse effect on our future cash flows and results of operations, and our ability to continue operating as a going concern. The accompanying financial statements do not include any adjustments that would be necessary should we be unable to continue as a going concern and, therefore, be required to liquidate our assets and discharge our liabilities in other than the normal course of business and at amounts that may differ from those reflected in the accompanying condensed consolidated financial statements.

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

For the three months ended March 31, 2018 and 2017, basic and diluted weighted-average common shares outstanding were 25,112,349 and 25,038,256, respectively. For the nine months ended March 31, 2018 and 2017, basic and diluted weighted-average common shares outstanding were 25,142,039 and 24,372,419, respectively. The Company incurred a net loss for the three and nine months ended March 31, 2018 and 2017, and therefore, basic and diluted loss per share for the periods are the same because the inclusion of potential common equivalent shares were excluded from diluted weighted-average common shares outstanding during the period, as the inclusion of such shares would be anti-dilutive. The total potentially dilutive common shares outstanding at March 31, 2018 and 2017, excluded from diluted weighted-average common shares outstanding, which include common shares underlying outstanding convertible debt, stock options and warrants, were 17,987,632 and 9,317,423, respectively.

Income Taxes

We follow the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements and (ii) operating loss and tax credit carry-forwards for tax purposes. Deferred tax assets are reduced by a valuation allowance when, based upon management’s estimates, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period. We recognized a full valuation allowance as of March 31, 2018 and June 30, 2017 and have not recognized any tax provision or benefit for any of the periods presented. We review our tax positions quarterly for tax uncertainties. We did not have any uncertain tax positions as of  March 31, 2018 or June 30, 2017.

In December 2017, the United States (“U.S.”) enacted the Tax Cuts and Jobs Act (the “2017 Act”), which changes existing U.S. tax law and includes various provisions that are expected to affect companies. Among other things, the 2017 Act reduces the top U.S. corporate income tax rate from 35.0% to 21.0%, and makes changes to certain other business-related exclusions, deductions and credits. The Company is in the process of assessing the impact of the tax bill on the financial statements as of June 30, 2018.   Due to the Company's full valuation allowance, the tax effects of any changes are not expected to have a material impact on our consolidated financial statements.

NOTE 4 - RELATED PARTY DEBT AGREEMENTS

Esenjay Credit Facilities

On March 22, 2018, Flux Power entered into a credit facility agreement with Esenjay with a maximum borrowing amount of $5,000,000. Proceeds from the credit facility are to be used to purchase inventory and related operational expenses and accrue interest at a rate of 15% per annum (the “Inventory Line of Credit”). The outstanding balance of the Inventory Line of Credit and all accrued interest is due and payable on March 31, 2019. Funds received from Esenjay since December 5, 2017 were transferred to the Inventory Line of Credit resulting in $1,755,000 outstanding as of March 31, 2018 and $3,245,000 available for future draws.

We have an unrestricted credit facility with Esenjay which has a maximum borrowing amount of $10,000,000, is convertible at a rate of $0.60 per share, bears interest at 8% per annum and matures on January 31, 2019 (the “Unrestricted Line of Credit”). The outstanding principal balance of the Unrestricted Line of Credit as of March 31, 2018 was $7,975,000, resulting in $2,025,000 available for future draws.

During the three and nine months ended March 31, 2018, the Company recorded approximately $195,000 and $467,000, respectively of interest expense in the accompanying condensed consolidated statements of operations related to the Unrestricted Line of Credit and Inventory Line of Credit. Advances under both the Unrestricted Line of Credit and Inventory Line of Credit are made solely at the discretion of Esenjay and are secured by substantially all of Flux’s tangible and intangible assets.

Shareholder Convertible Promissory Note

On April 27, 2017, we formalized an oral agreement for advances totaling $500,000, received from a shareholder (“Shareholder”) into a written Convertible Promissory Note (the “Convertible Note”). Borrowings under the Convertible Note accrue interest at 12% per annum, with all unpaid principal and accrued interest due and payable on October 27, 2018. In addition, at the election of Shareholder, all or any portion of the outstanding principal, accrued but unpaid interest and/or late charges under the Convertible Note may be converted into shares of the Company’s common stock at a conversion price of $1.20 per share; provided, however, the Shareholder shall not have the right to convert any portion of the Convertible Note to the extent that the Shareholder would beneficially own in excess of 5% of the total number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon conversion of the Convertible Note.  During the three and nine months ended March 31, 2018, we recorded $15,000 and $45,000 of interest expense in the accompanying condensed consolidated statements of operations related to the Convertible Note.

NOTE 5 - STOCKHOLDERS’ DEFICIT

Private Placement –2018

In March 2018, our Board of Directors approved a private placement of up to 5,714,286 shares of our common stock to select accredited investors for a total amount of $4,000,000, or $0.70 per share of common stock (“Offering”). As of March 31, 2018, 285,714 shares of our common stock were sold to an accredited investor at $0.70 per share for a total of $200,000. The securities in the Offering were offered and sold to accredited investors in reliance upon exemptions from registration pursuant to Section 4(a)(2) of the Securities Act and Rule 506 promulgated thereunder. See Note 9.

Warrant Activity

Warrant detail for the nine months ended March 31, 2018 is reflected below:

	Number of Warrants	Weighted Average Exercise Price Per Warrant	Remaining Contract Term (# years)
Warrants outstanding and exercisable at June 30, 2017	2,342,590	$1.97	0.12	-	1.55
Warrants issued	-	$-		-
Warrants forfeited	(460,157)	$2.15		-
Warrants outstanding and exercisable at March 31, 2018	1,882,433	$1.92		1.28

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

On October 26, 2017, we granted 1,880,000 incentive stock options (“ISO”) of the Company’s common stock, with an estimated grant-date fair value of $769,000, to 20 Company employees. The ISOs vest 25% on the grant date and then 6% per quarter for the following twelve quarters with all options expiring ten years from the date of grant. In addition, the Company issued 90,000 non-qualified stock options (“NQSO”) of the Company’s common stock, with an estimated grant-date fair value of $37,000, to three members of its Board of Directors. The NQSOs vest 12.5% per quarter over a two-year period and expire ten years from the date of grant.

Activity in stock options during the nine months ended March 31, 2018, and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2017	716,277	$1.10
Granted	1,970,000	0.46
Exercised	-
Forfeited and cancelled	(66,910)	0.62
Outstanding at March 31, 2018	2,619,367	$0.61	8.60
Exercisable at March 31, 2018	1,228,654	$0.77	7.75

Activity in stock options during the nine months ended March 31, 2017 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2016	900,402	$1.13
Granted	-
Exercised	-
Forfeited and cancelled	(184,125)	$1.63
Outstanding at March 31, 2017	716,277	$1.01	7.17
Exercisable at March 31, 2017	562,435	$1.14	6.55

Stock-based compensation expense recognized in our condensed consolidated statements of operations for the three and nine months ended March 31, 2018 and 2017, includes compensation expense for stock-based options and awards granted based on the grant date fair value. For options and awards granted, expenses are amortized under the straight-line method over the expected vesting period. Stock-based compensation expense recognized in the condensed consolidated statements of operations has been reduced for estimated forfeitures of options that are subject to vesting. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Our average stock price during the nine months ended March 31, 2018 was $0.48, and as a result the intrinsic value of the exercisable options at March 31, 2018 was $4,000.

We allocated stock-based compensation expense included in the condensed consolidated statements of operations for employee option grants and non-employee option grants as follows:

	For the Three Months Ended March 31		For the Nine Months Ended March 31,

	2018	2017	2018	2017
Research and development	$16,000	$3,000	$80,000	$10,000
General and administration	29,000	7,000	129,000	20,000
Total stock-based compensation expense	$45,000	$10,000	$209,000	$30,000

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. The fair value of stock options was measured at the grant date using the assumptions (annualized percentages) in the table below:

Nine months ended March 31,	2018	2017
Expected volatility	100%	100%
Risk free interest rate	1.76%	1.31%
Forfeiture rate	23.0%	23.0%
Dividend yield	0%	0%
Expected term (years)	5	3

The remaining amount of unrecognized stock-based compensation expense at March 31, 2018 relating to outstanding stock options, is approximately $441,000, which is expected to be recognized over the weighted average period of 2.60 years.

Advisory Agreement

Catalyst Global LLC. Effective April 1, 2017, we entered into a renewal contract (the “2017 Renewal”) with Catalyst Global LLC to provide investor relations services for 12 months in exchange for monthly fees of $3,500 per month and 23,333 shares of restricted common stock per quarter. The initial tranche of 23,333 shares was valued at $0.45 per share or $10,500 when issued on June 7, 2017, the second tranche of 23,333 shares was valued at $0.50 per share or $11,667 when issued on September 25, 2017, the third tranche of 23,333 shares was valued at $0.475 per share or $11,083 when issued on January 16, 2018, the fourth tranche of 23,333 shares was valued at $0.50 per share or $11,667 when issued on March 27, 2018. The 2017 Renewal is cancelable upon 60 days written notice.

Shenzhen Reach Investment Development Co. (“SRID”). On March 14, 2018, we entered into a consulting agreement with SRID to assist us with identifying strategic partners, suppliers and manufacturers in China for a term of 12 months. Included with the services is a two-week trip to China to meet with potential manufacturers, which took place in April 2018. In consideration for the services, we agreed to issue to SRID, up to 174,672 shares of restricted common stock valued at approximately $80,000 over the course of the 12-month term. See Note 9.

NOTE 6 - OTHER RELATED PARTY TRANSACTIONS

Transactions with Epic Boats

The Company subleases office and manufacturing space to Epic Boats (an entity founded and controlled by Chris Anthony, our founder and board member, in our facility in Vista, California pursuant to a month-to-month sublease agreement.  Pursuant to this agreement, Epic Boats pays Flux Power 10% of facility costs through the end of our lease agreement.

The Company received $4,000 and $9,000, respectively during the three months and nine months ended March 31, 2018, from Epic Boats under the sublease rental agreement which is recorded as a reduction to rent expense and the customer deposits discussed below.

As of March 31, 2018 and June 30, 2017, customer deposits totaling approximately $106,000 and $120,000, respectively, were recorded in the accompanying condensed consolidated balance sheets. There were no receivables outstanding from Epic Boats as of March 31, 2018 and June 30, 2017.

Consulting Agreement

On February 15, 2018, we entered into an oral agreement with Chris Anthony, as an independent contractor, to assist us with evaluating potential suppliers of parts and/or sub-assembly manufacturers of our LiFT Packs. For his services, we agreed to pay him $5,000 per month plus expenses. Either party may terminate this arrangement with or without cause upon notice to the other party.  We believe that the fees for such services are reasonable and comparable to those charged by other firms for services rendered.

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

Customer Concentrations

We had certain customers whose revenue individually represented 10% or more of our total revenue, or whose accounts receivable balances individually represented 10% or more of our total accounts receivable, as follows:

During the three and nine months ended March 31, 2018, two customers accounted for 92% and 85% of revenue, respectively. As of March 31, 2018 and June 30, 2017, two customer accounted for 91% and five customers accounted for 91% of accounts receivable, respectively.

During the three months ended March 31, 2017, four customers accounted for 69% and three customers accounted for 58% of revenue, respectively.

Suppliers/Vendor Concentrations

We obtain many of the components and supplies included in our products from a small group of suppliers. During the three and nine months ended March 31, 2018 we had four suppliers who accounted for more than 10% of our total inventory purchases on an individual basis or approximately 65% and 57%, respectively, in the aggregate.

During the three months ended March 31, 2017 we had two suppliers who accounted for more than 10% of our total inventory purchases on an individual basis or approximately 54% in the aggregate. During the nine months ended March 31, 2017 we had three suppliers who accounted for more than 10% of our total inventory purchases on an individual basis or approximately 60% in the aggregate.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate amount of liability, if any, for any claims of any type (either alone or in the aggregate) may materially and adversely affect our financial condition, results of operations and liquidity. In addition, the ultimate outcome of any litigation is uncertain. Any outcome, whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management attention and other factors. We expense legal costs in the period incurred. We cannot assure you that contingencies of a legal nature or contingencies having legal aspects will not be asserted against us in the future, and these matters could relate to prior, current or future transactions or events. As of March 31, 2018, we are not a party to any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or operating results.

NOTE 9 - SUBSEQUENT EVENTS

 On April 25, 2018, we issued 57,672 shares of common stock valued at $0.49 per share or $28,000, to SRID as payment for consulting service rendered in accordance with their consulting agreement (see Note 5). Such shares were issued upon exemptions from registration pursuant to Regulation S of the Securities Act.

During the period from April 1, 2018 through May 14, 2018 we sold 857,143 shares of our common stock to four accredited investors at $0.70 per share, totaling $600,000, as part of our March 2018 private placement (see Note 5). Such shares were issued upon exemptions from registration pursuant to Section 4(a)(2) of the Securities Act, and Rule 506 promulgated thereunder.  The offering was terminated on May 11, 2018.

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

We are working with various forklift manufacturers, their dealers and battery distributors to bring our advanced energy storage systems to the lift equipment market.  This provides a more direct market path to the consumer without the delays and issues that accompany dealing solely with battery distributors. These efforts have resulted in pilot programs and trials with national accounts, end users, and industrial equipment manufacturers. We have used the feedback from these pilot programs to substantially improve our battery packs. Because of our strong relationships with two leading forklift manufacturers, we were able to generate revenues during both the second and third quarters of fiscal 2018 in excess of our fiscal 2017 revenues and we are on track for a comparable fourth quarter. We are in continued discussions with these forklift manufacturers for similar orders anticipated to ship throughout the next six months.

During the latter part of fiscal 2017 we also began marketing directly to end-users of lift equipment, primarily in the food and beverage industry. By going directly to the customers with the many benefits of utilizing lithium-ion batteries in their walkie pallet jack forklifts, we anticipate seeing a more rapid transition from traditional lead acid batteries to our lithium-ion batteries. Such benefits include less maintenance, faster charge times, longer lasting and greater power. As a result of such marketing efforts, Flux was named as one of Food Logistics “Rock Stars of the Food & Beverage Supply Chain” in both 2018 and 2017. Food Logistics is the only publication dedicated to covering the movement of product through the global food supply chain. This recognition underscores the increasing acceptance of Flux LiFT Packs powering multi-shift operations at a growing base of food industry distribution centers across America.

Our strategy is to offer a full product lineup for forklifts during the following two quarters. We are leveraging our prior experience of developing and shipping over 15 megawatts of battery packs into a variety of applications including electrical vehicles, robotic mining vehicles, and various industry specific applications. By working with the forklift manufacturers, we have secured “technical approval” for compatibility with their equipment and in January 2018 we received Energy Storage System compatibility approval from Toyota Material Handling USA with respect to their 8HBW23 walkie pallet jack and from Raymond Corporation with respect to their 8210 walkie pallet jack. Each of these models have been tested to be electrically compatible with our LiFT Packs. These approvals represent another step towards our achieving industry acceptance and expanding awareness for a lithium-ion battery pack in lift equipment.

In addition to our forklift line, we have developed an 80-volt, 600 amp-hour lithium-ion battery pack to power large airport ground support equipment (“GSE”). Our GSE Pack is designed to provide a better performing and more cost-effective power source for electrical aviation GSE, with an initial focus on baggage/cargo tractors. Our GSE Packs were in an evaluation stage since April 2016 with unqualified success highlighting the scalability of our design and engineering capabilities, as well as, our proprietary battery management technology for a broad array of motive power applications, and with a customer price point of roughly $20,000 to $34,000 per pack, it creates an excellent new leg of growth potential. During February 2018, we secured a 17-unit purchase order for our GSE Pack from the global aviation industry’s largest provider of cargo and aircraft ground handling services. These units are slated for shipping during the fourth quarter of fiscal 2018 and will generate an additional $300,000 of revenues.

Our primary source of revenues thus far has been from our entry-level LiFT Pack line to power Class 3 walkie pallet jack forklifts. We are currently in development of much larger lithium-ion battery solutions for Class 1 and Class 2 material handling equipment. The Class 1 and Class 2 equipment, comprised of counter balance forklifts, narrow aisle, and end riders are a natural progression for Flux as we leverage our scalable technology and design. These larger systems will satisfy customers seeking one lithium battery vendor to address all their material handling equipment needs. During December 2017, we shipped our first Class 1 LiFT Pack to a Fortune 100 heavy machinery conglomerate for evaluation and have continued the improvement and development of the Class 1 LiFT Pack, as well as, the development of the Class 2 and Class 3 packs. Our Class 3 end rider LiFT Pack was presented at a major Food & Beverage tradeshow during March 2018 and we anticipate sending additional evaluation packs out beginning in May 2018. With a focus on improvements to our LiFT Packs and overall production processes behind us, and the continued development of our product line, we are now positioned to accelerate our sales efforts in fiscal 2018.

Segment and Related Information

We operate as a single reportable segment.

Results of Operations and Financial Condition

The following table represents our unaudited condensed consolidated statement of operations for the three months ended March 31, 2018 (“Q3 2018”) and March 31, 2017 (“Q3 2017”).

	Three Months Ended March 31,
	2018		2017
	$	% of Revenues	$	% of Revenues

Net revenue	$1,666,000	100%	$306,000	100%
Cost of sales	1,816,000	109%	508,000	166%
Gross loss	(150,000)	-9%	(202,000)	-66%

Operating expenses:
Selling and administrative expenses	909,000	55%	664,000	217%
Research and development	483,000	29%	245,000	80%
Total operating expenses	1,392,000	84%	909,000	297%

Operating loss	(1,542,000)	-93%	(1,111,000)	-363%

Other income (expense):
Change in fair value of derivative liabilities	-	0%	1,000	0%
Interest expense, net	(211,000)	-13%	(52,000)	-17%

Net loss	$(1,753,000)	-105%	$(1,162,000)	-380%

Revenues

Revenues for Q3 2018, increased by $1,360,000 or 444%, compared to Q3 2017. During Q3 2018 we sold approximately 530 LiFT Packs, compared to approximately 90 LiFT Packs in Q3 2018. This substantial increase was directly attributable to our strong relationships with two leading forklift manufacturers and the related end users which resulted in approximately 92% of Q3 2018 revenues. Additionally, at March 31, 2018 we had sales orders which will generate approximately $1,000,000 in revenues from our walkie pallet jack and GSE product lines, combined.

Cost of Sales

Cost of sales for Q3 2018, increased $1,308,000, or 257%, compared to Q3 2017. The increase in cost of sales is directly related to our substantial increase in LiFT Pack sales as discussed above. The primary reason for cost of sales not increasing as much as our revenues during the quarter is due to efficiencies garnered in the production of our LiFT Packs. It has always been imperative to us that we maintain a knowledgeable and well-trained workforce to produce our packs. Accordingly, production wage expense included in cost of sales has remained substantial, despite our low sales volume prior to September 2017. During Q2 2018 and Q3 2018, we have been able to increase production significantly while increasing our production wages only minimally. The impact of the greater efficiency of our workforce resulted in an improved gross loss percent from -72% during Q3 2017 to -9% in Q3 2018. Despite this improvement, we have continued to recognize a gross loss during Q3 2018 as we remain subject to low volume purchases, early higher cost designs and limited sourcing related to our inventory purchases, as well as, the continued warranty expense from early generation products in the field. As demand for our LiFT Pack continues, we anticipate recognizing quantity discounts on inventory purchases, reductions in warranty expense and continued efficiencies from our workforce, all contributing to improvements in our gross margin.

Selling and Administrative Expenses

Selling and administrative expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, public company costs, consulting costs, professional fees and other expenses. Such expense for Q3 2018 increased $245,000 or 37%, compared to Q3 2017. This increase is primarily due to the addition of two Regional Sales Managers and a Director of Sales since Q3 2017, commissions related to the Q3 2018 sales and increased shipping costs on delivery of our LiFT packs.

Research and Development Expense

Research and development expenses for Q3 2018 increased $238,000 or 97%, compared to Q3 2017. Such expenses consist primarily of materials, supplies, salaries and personnel related expenses, stock-based compensation expense, and other expenses associated with the continued development of our full line of products for LiFT Pack and GSE. During Q3 2018, we have continued to focus our efforts in developing lithium-ion battery packs for Class 1 and Class 2 forklifts. The scalable technology and design of our LiFT Packs makes for a natural progression to these larger packs. During December 2017, we shipped our first Class 1 LiFT Pack to a Fortune 100 heavy machinery conglomerate for evaluation and have continued the improvement and development of the Class 1 LiFT Pack, as well as, the development of the Class 2 and Class 3 packs. The impact of these efforts is expected to continue to be seen throughout the remainder of fiscal 2018. We anticipate research and development expenses continuing to be a sizeable portion of our expenses as we continue to develop new and improved products to our product line.

Change in Fair Value of Warrant Derivative Liability

We follow FASB ASC Topic No. 820, Fair Value Measurements and Disclosures (“ASC 820”) in connection with financial assets and liabilities measured at fair value on a recurring basis subsequent to initial recognition. The change in fair value of derivative liabilities for Q3 2018 decreased $1,000 or 100% compared to Q3 2017. During August 2016, we proposed to our warrant holders that the re-set provision included in the warrant (that creating the derivative liability) be eliminated.  Upon receiving consents to eliminate the re-set provision from a majority of the warrant holders, the re-set provision and the related derivative liability were eliminated as of January 23, 2017, thus resulting in no change in fair value of derivative liabilities during Q3 2018.

Interest Expense

Interest expense for Q3 2018 increased $159,000 or 306% and consists of interest expense related to our outstanding lines of credit and convertible promissory note (see Note 4 in the accompanying condensed consolidated financial statements).

Net Loss

Net loss for Q3 2018 increased $591,000 or 51%, as compared to net loss in Q3 2017.  The increase is primarily attributable to increased staff and development expenses related to expanding our products line, our growing sales department, interest expense, and increased stock-based compensation costs. As we continue to increase sales of our walkie LiFT Packs, we anticipate being able to take advantage of greater quantity discounts thus improving our gross margin. Additionally, with the introduction of Class 1 and Class 2 packs to the market we expect to also strengthen our financial position.

The following table represents our unaudited condensed consolidated statement of operations for the nine months ended March 31, 2018 and March 31, 2017.

	Nine months ended March 31,
	2018		2017
	$	% of Revenues	$	% of Revenues

Net revenue	$3,020,000	100%	$781,000	100%
Cost of sales	3,728,000	123%	1,384,000	177%
Gross loss	(708,000)	-23%	(603,000)	-77%

Operating expenses:
Selling and administrative expenses	2,378,000	79%	1,842,000	236%
Research and development	1,441,000	48%	772,000	99%
Total operating expenses	3,819,000	126%	2,614,000	335%

Operating loss	(4,527,000)	-150%	(3,217,000)	-412%

Other income (expense):
Change in fair value of derivative liabilities	-	0%	14,000	2%
Interest expense, net	(512,000)	-17%	(174,000)	-22%

Net loss	$(5,039,000)	-167%	$(3,377,000)	-432%

Revenues

Revenues for the nine months ended March 31, 2018, increased by $2,239,000 or 287%, compared to the nine months ended March 31, 2017. This substantial increase in shipments was directly attributable the development of a strong relationships with two leading forklift manufacturers and the related end users which generated approximately 85% of revenues during the nine months ended March 31, 2018. Additionally, at March 31, 2018 we had sales orders which will generate approximately $1,000,000 in revenues from our walkie pallet jack and GSE product lines, combined. We are in continued discussions with these forklift manufacturers for similar orders anticipated to ship throughout the remainder of fiscal 2018 and into fiscal 2019.

Cost of Sales

Cost of sales during the nine months ended March 31, 2018, increased $2,344,000, or 169%, compared to the nine months ended March 31, 2017. The increase in cost of sales is directly related to our increase in LiFT Pack sales. Consistent with the increase discussed regarding Q3 2018 above, cost of sales did not increase as much as our revenues during the period due to efficiencies garnered by our production workforce. We anticipate further reductions in our cost of sales in the future as we begin to take advantage of greater quantity discounts that will come along with our increased sales.

Selling and Administrative Expenses

Selling and administrative expenses for the nine months ended March 31, 2018 increased $536,000 or 29%, compared to the nine months ended March 31, 2017. As discussed above regarding Q3 2018, the increase is primarily attributable to the addition of two Regional Sales Managers and a Director of Sales since Q3 2017, sales commissions and increased shipping costs on delivery of our LiFT packs. Additionally, we issued 1.97 million stock options in October 2017 resulting in stock based compensation during the nine months ended March 31, 2018 of $129,000 compared to $19,000 during the nine months ended March 31, 2017.

Research and Development Expense

Research and development expenses for the nine months ended March 31, 2018 increased $669,000 or 87%, compared to the nine months ended March 31, 2017 due to our continued focus in developing lithium-ion battery packs for Class 1 and Class 2 forklifts. During December 2017, we shipped our first Class 1 LiFT Pack to a Fortune 100 heavy machinery conglomerate for evaluation and have continued the improvement and development of the Class 1 LiFT Pack, as well as, the development of the Class 2 and Class 3 packs. The impact of these efforts is expected to continue to be seen throughout the remainder of fiscal 2018. We anticipate research and development expenses continuing to be a sizeable portion of our expenses as we continue to develop new and improved products to our product line.

Change in Fair Value of Warrant Derivative Liability

We follow FASB ASC Topic No. 820, Fair Value Measurements and Disclosures (“ASC 820”) in connection with financial assets and liabilities measured at fair value on a recurring basis subsequent to initial recognition. The change in fair value of derivative liabilities for the nine months ended March 31, 2018 decreased $14,000 or 100% compared to the nine months ended March 31, 2017. During August 2016, we proposed to our warrant holders that the re-set provision included in the warrant (that creating the derivative liability) be eliminated.  Upon receiving consents to eliminate the re-set provision from a majority of the warrant holders, the re-set provision and the related derivative liability were eliminated as of January 23, 2017, thus resulting in no change in fair value of derivative liabilities during the nine months ended March 31, 2018.

Interest Expense

Interest expense during the nine months ended March 31, 2018 and 2017 increased $338,000, or 194%, , and consists primarily of interest expense related to our outstanding lines of credit and convertible promissory note. Also included in interest expense during the nine months ended March 31, 2017 is the amortization of deferred financing costs associated with our Unrestricted Line of Credit. On December 29, 2015, we entered into the Second Amendment of our Unrestricted Line of Credit which included, among other provisions, the reduction in the conversion price of the Unrestricted Line of Credit from $3.00 to $0.60 per share. The estimated change in fair value of the conversion price of approximately $310,000 was recorded as a deferred financing cost at the date of the Second Amendment and was amortized over the then remaining seven-month term of the amended Unrestricted Line of Credit agreement. During the nine months ended March 31, 2017, we amortized the remaining $44,000 of deferred financing costs.

Net Loss

Net loss for the nine months ended March 31, 2018 increased $1,662,000, or 49%, as compared to net loss for the nine months ended March 31, 2017.  The increase is primarily attributable to increased staff and development expenses related to expanding our product line, our growing sales department, interest expense, and increased stock-based compensation costs As we continue to increase sales of our walkie LiFT Packs, we anticipate being able to take advantage of greater quantity discounts thus improving our gross margin. Additionally, with the introduction of Class 1 and Class 2 packs to the market we expect to also strengthen our financial position.

Liquidity and Capital Resources

Overview

As of March 31, 2018, we had a cash balance of $128,000, a working capital deficit of $9,341,000, and an accumulated deficit of $24,736,000. We do not have sufficient liquidity and capital resources to fund planned operations for the twelve months following the filing date of this Quarterly Report. The Company is exploring and working on securing additional capital in the form of convertible debt and private placements from both current sources and new sources. See “Future Liquidity Needs” below.

Cash Flows

Operating Activities

Our operating activities resulted in net cash used in operations of $4,679,000 during the nine months ended March 31, 2018, compared to net cash used in operations of $3,897,000 during the nine months ended March 31, 2017.

 Net cash used in operating activities during the nine months ended March 31, 2018, reflects the net loss of $5,021,000 for the period offset primarily by non-cash items including stock-based compensation and depreciation, as well as, increases in accounts receivable, accounts payable and accrued interest and decreases in inventories.

Net cash used in operating activities during the nine months ended March 31, 2017, reflects the net loss of approximately $3,377,000 for the period offset primarily by non-cash items including depreciation, stock based compensation and the amortization of debt discounts and deferred financing costs, as well as, increases in inventories and accrued expenses offset by an increase in accounts payable.

Investing Activities

Net cash used in investing activities during the nine months ended March 31, 2018 consists primarily of the purchase of office and warehouse equipment and leasehold improvements, totaling $59,000.

Net cash used in investing activities during the nine months ended March 31, 2017 consists primarily of the purchase of computer software, leasehold improvements and warehouse equipment for $45,000.

Financing Activities

Net cash provided by financing activities during the nine months ended March 31, 2018 was $4,745,000 and consisted of $200,000 of proceeds from the sale of common stock and $4,545,000 of borrowings from our lines of credit with Esenjay.

Net cash provided by financing activities during the nine months ended March 31, 2017 was $3,885,000 and consisted of $1,075,000 of proceeds from the sale of common stock, $2,525,000 of borrowings from our line of credit with Esenjay, $500,000 advanced from a shareholder and the repayment of our Line of Credit of $215,000 with a non-related party.

Future Liquidity Needs

We have evaluated our expected cash requirements over the next twelve months, which include, but are not limited to, investments in additional sales and marketing and product development resources, capital expenditures, and working capital requirements and have determined that our existing cash resources are not sufficient to meet our anticipated needs during the next twelve months, and that additional financing is required to support current operations. These factors raise substantial doubt about our ability to continue as a going concern for the twelve months following the filing date of our Quarterly Report on Form 10-Q. Based on our current and planned levels of expenditures, we estimate that total financing proceeds of approximately $5,000,000 will be required to fund current and planned operations for the twelve months following the filing date of this Quarterly Report on Form 10-Q. In addition, we anticipate that further additional financing may be required to fund our business plan subsequent to that date, until such time as revenues and related cash flows become sufficient to support our operating costs.

Management plans to raise additional required capital through private placements of equity securities and through draws on our existing related-party credit facilities. We initiated a private placement of equity securities in March 2018 under which we are authorized by the Board of Directors to raise up to $4,000,000 through the sale of our common stock at $0.70 per share to select accredited investors. As of May 11, 2018, a total of $800,000 was raised pursuant to this private placement, of which $200,000 was raised prior to March 31, 2018. The private placement was terminated on May 11, 2018 following the closing. Additionally, as more fully discussed in Note 4 to our unaudited condensed consolidated financial statements, we have two credit facilities with Esenjay Investments, LLC (“Esenjay”). Esenjay is deemed to be a related party as Mr. Michael Johnson, the beneficial owner and director of Esenjay, is a current member of our board of directors and a major shareholder of the Company. The Unrestricted Line of Credit with Esenjay has a maximum borrowing amount of $10,000,000, bears interest at 8% per annum, matures on January 31, 2019, and is convertible into shares of common stock at $0.60 per share. As of May 14, 2018, there was $2,025,000 available for future draw under the Unrestricted Line of Credit. Pursuant to a credit facility agreement dated March 22, 2018, Esenjay agreed to provide Flux Power with a line of credit which has a maximum borrowing amount of $5,000,000, bears interest at 15% per annum and matures on March 31, 2019. As of May 14, 2018, there was $3,245,000 available for future draws under the Inventory Line of Credit. Esenjay owns approximately 61% of our issued and outstanding common stock as of May 14, 2018.

Although management believes we will be able to obtain additional required funding, there is no guarantee we will be able to obtain such funding on a timely basis or that funds will be available on terms acceptable to us. If such funds are not available, management will be required to curtail its investments in additional sales and marketing and product development resources, and capital expenditures, which will have a material adverse effect on our future cash flows and results of operations, and our ability to continue operating as a going concern.

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

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with the SEC under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow for timely decisions regarding required disclosure. As required by SEC Rules 13a-15(e) and 15d-15(e) 15d-15(b), we carried out an evaluation as of the end of the fiscal quarter ended March 31, 2018, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (“Exchange Act”) and concluded that our disclosure controls and procedures were effective to ensure the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate amount of liability, if any, for any claims of any type (either alone or in the aggregate) may materially and adversely affect our financial condition, results of operations and liquidity. In addition, the ultimate outcome of any litigation is uncertain. Any outcome, whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management attention and other factors. We expense legal costs in the period incurred. We cannot assure you that contingencies of a legal nature or contingencies having legal aspects will not be asserted against us in the future, and these matters could relate to prior, current or future transactions or events. As of March 31, 2018, we are not a party to any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or operating results.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective April 1, 2017, we entered into a renewal contract (the “2017 Renewal”) with Catalyst Global LLC to provide investor relations services for 12 months in exchange for monthly fees of $3,500 per month and 23,333 shares of restricted common stock per quarter. The initial tranche of 23,333 shares was valued at $0.45 per share or $10,500 when issued on June 7, 2017, the second tranche of 23,333 shares was valued at $0.50 per share or $11,667 when issued on September 25, 2017, the third tranche of 23,333 shares was valued at $0.475 per share or $11,083 when issued on January 16, 2018, the fourth tranche of 23,333 shares was valued at $0.50 per share or $11,667 when issued on March 27, 2018. The 2017 Renewal is cancelable upon 60 days written notice.   These shares have not been registered under the Securities Act. Such shares were issued upon exemptions from registration pursuant to Section 4(a)(2) of the Securities Act.

On March 14, 2018, we entered into a consulting agreement with Shenzhen Reach Investment Development Co. (“SRID”) to assist us with identifying strategic partners, suppliers and manufacturers in China for a term of 12 months. In consideration for the services, we agreed to issue to SRID, up to 174,672 shares of restricted common stock valued at approximately $80,000 over the course of the 12-month term. On April 25, 2018, we issued 57,672 shares of common stock valued at $0.49 per share or $28,000, to SRID as payment for consulting service rendered in accordance with their consulting agreement. These shares have not been registered under the Securities Act. Such shares were issued upon exemptions from registration pursuant to Regulation S of the Securities Act.

In March 2018, our Board of Directors approved the private placement of up to 5,714,286 shares of our common stock to select accredited investors for a total amount of $4,000,000, or $0.70 per share of common stock. The private placement was terminated on May 11, 2018.  During the period from March 1, 2018 through May 11, 2018 we sold an aggregate of 1,142,857 shares of our common stock at $0.70 per share, to five accredited investors, resulting in gross proceeds of $800,000. These shares have not been registered under the Securities Act. Such shares were issued upon exemptions from registration pursuant to Section 4(a)(2) of the Securities Act, and Rule 506 promulgated thereunder.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

Consulting Agreement

On February 15, 2018, we entered into an oral agreement with Chris Anthony, our founder and board member, as an independent contractor to assist us with evaluating potential suppliers of parts and/or sub-assembly manufacturers of our LiFT Packs. For his services, we agreed to pay him $5,000 per month plus expenses. Either party may terminate this arrangement with or without cause upon notice to the other party.  We believe that the fees for such services are reasonable and comparable to those charged by other firms for services rendered.

ITEM 6 - EXHIBITS

The following exhibits are filed as part of this Report

Exhibit No.	Description
10.1	Credit Facility Agreement dated March 22, 2018 (1)
10.2	Secured Promissory Note dated March 22, 2018 (2)
10.3	Guaranty and Security Agreement dated March 22, 2018 (3)
31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.*
31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.*
32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.*
32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Filed herewith.
(1)	Incorporated by reference to Exhibit 10.1 contained in Form 8-K filed with the SEC on March 28, 2018.
(2)	Incorporated by reference to Exhibit 10.2 contained in Form 8-K filed with the SEC on March 28, 2018.
(3)	Incorporated by reference to Exhibit 10.3 contained in Form 8-K filed with the SEC on March 28, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Flux Power Holding, Inc.

Date: May 14, 2018	By:	/s/ Ronald F. Dutt
Name: Ronald F. Dutt
Title: Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)