Form 10-K
period 2018-06-30
Flux Power Holdings, Inc.
filed 2018-09-27
CIK 1083743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended June 30, 2018

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

Common Stock $0.001 par value
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of December 31, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $3,055,816.

The number of shares of registrant’s common stock outstanding as of September 24, 2018 was 31,072,815.

Documents incorporated by reference: None.

FLUX POWER HOLDINGS, INC.

FORM 10-K ANNUAL REPORT
For the Fiscal Year Ended June 30, 2018

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

●
our ability to secure sufficient funding and alternative source of funding to support our current and proposed operations;
●
our anticipated growth strategies and our ability to manage the expansion of our business operations effectively;
●
our ability to maintain or increase our market share in the competitive markets in which we do business;
●
our ability to keep up with rapidly changing technologies and evolving industry standards, including our ability to achieve technological advances;
●
our dependence on the growth in demand for our products;
●
our ability to diversify our product offerings and capture new market opportunities;
●
our ability to source our needs for skilled labor, machinery, parts, and raw materials economically; and
●
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

●
the “Company,” “Flux,” “we,” “us,” and “our” refer to the combined business of Flux Power Holdings, Inc., a Nevada corporation and its wholly-owned subsidiary, Flux Power, Inc. (“Flux Power”), a California corporation;
●
“Exchange Act” refers the Securities Exchange Act of 1934, as amended;
●
“SEC” refers to the Securities and Exchange Commission; and
●
“Securities Act” refers to the Securities Act of 1933, as amended.

PART I

ITEM 1 - BUSINESS

Overview

We design, develop and sell rechargeable advanced lithium-ion batteries for industrial uses, including our first-ever UL 2771 Listed lithium-ion “LiFT Pack” forklift batteries. We have developed an innovative high power battery cell management system (“BMS”) and have structured our business around this core technology. Our proprietary BMS provides three critical functions to our battery systems:

●
Cell Balancing : This is performed by adjusting the capacity of each cell in a storage system according to temperature, voltage, and internal impedance metrics. This cell balancing management assures longevity and performance of the overall system.

●
Monitoring : This is performed by way of a physical connection to individual cells for monitoring voltage and performing calculations from basic metrics to determine remaining capacity and internal impedance. This monitoring assures accurate measurements to best manage the system and assure longevity.

●
Error Reporting : This is performed by analyzing data from system monitoring and making decisions on whether the system is operating out of normal specifications. This error reporting is crucial to system management as it ensures ancillary devices are not damaging the storage system and will give the operator an opportunity to take corrective action to maintain long overall system life. Telemetry and remote monitoring are available to enhance this capability.

Using our proprietary BMS technology, we are able to offer completely integrated energy storage solutions or custom modular standalone systems to our clients. In addition, we have also developed a suite of complementary technologies and products that accompany and enhance the abilities of our core BMS products to meet the needs of the growing advanced energy storage market.

Current Business Strategy

We are primarily focusing on the lift equipment market targeting dealers and distributors, and secondarily, on the airport ground support equipment market.  Our strategy was to complete the rollout of a full product lineup for forklifts during the fiscal year 2018 and we have several evaluation units with customers covering the full product line as well as sold units in the ground support equipment market. In January 2016, we obtained certification from Underwriters Laboratory (“UL”), a global safety science organization, on our LiFT Packs for forklift use listed to UL 2271. The UL Listing demonstrates the quality, safety and reliability of our LiFT Pack line for customers, distributors, dealers and OEM partners. We believe we have emerged from this effort with a substantially enhanced product, particularly in the areas of overall design and durability, as well as, features that improve our LiFT Packs’ value and performance for customers. We shipped our first UL certified LiFT Pack to our customers beginning in May 2016.  Currently, we are working with various lift equipment original equipment manufacturers (“OEM”), their dealers and battery distributors to bring our advanced energy storage systems to the lift equipment market.  These multiple channels provide a range of customers flexibility in evaluating and purchasing Flux packs.

We have also begun marketing directly to end-users, primarily in the food and beverage industry, with a focus on educating the customer on the many benefits of utilizing lithium-ion batteries over the traditional lead acid batteries in their walkie pallet jack forklifts. Such benefits include no water maintenance, faster charge times, longer lasting and longer run times. Such efforts resulted in Flux being named one of Food Logistics Magazine’s 2017 Champions: Rock Stars of the [Food & Beverage] Supply Chain. This recognition underscores the increasing interest, piloting and shipments of Flux LiFT Packs to power multi-shift operations at a growing base of food industry distribution centers across America.

In addition, the current process of working with the lift equipment sector has included securing “technical approval” by the OEMs for compatibility with their equipment and then developing a sales network utilizing existing battery distributors and equipment dealers. Our product development has included pilot programs and trials with national account end users and industrial equipment manufacturers. Such pilot programs have been highly beneficial in providing us with the much-needed feedback necessary to improve our battery packs.

Our primary focus in the past few years has been with our entry-level LiFT Pack line to power walkie pallet jack forklifts. We have begun our rollout of packs for the full product line of electric forklifts. Our modular and scalable design enables us to optimize design, inventory, and part count to accommodate natural product extensions. We are now piloting and selling packs to customers for Class 3 end riders, Class 2 reach trucks, and Class 1 counterbalance forklifts. We plan to be competitive in offering UL certified packs and are currently assessing implementation strategy by product sector.

In addition to the rollout of packs for forklifts, we have developed and are now selling lithium packs for airport ground support equipment.   Our first pilot program, organized by Averest, Inc., a leading distributor of industrial batteries and chargers for aviation ground support equipment, was with a leading regional airline at Los Angeles International Airport. The test program was deemed an unqualified success.  This successful pilot program, along with several more recent subsequent trials with other major airlines have resulted in significant sales during fiscal year 2018 to a major service provider of airport ground service. We have also received additional orders from a second major airline for delivery in Fall 2018. The recent traction with these major customers highlights the scalability of our design and engineering capabilities, as well as, our proprietary battery management technology for a broad array of motive power applications. Importantly it also moves us into a customer price point of roughly $20,000 to $34,000 per pack for several power rating alternatives, creating an excellent new leg of growth potential.

In summary, we are developing a suite of complementary technologies and products that utilize our core BMS technology. Sales during the year ended June 30, 2018 were primarily to customers located throughout the United States.

History

We were incorporated in Nevada in 1998.  In May 2012, we changed our name to Flux Power Holdings, Inc. (“Flux”).

We operate our business through our wholly-owned subsidiary, Flux Power, Inc. (“Flux Power”). Flux Power was incorporated in October 2009 to provide solutions to exploit the lithium battery market for small electric vehicles.

Corporate Transactions

On August 10, 2017, we filed a certificate of amendment to our articles of incorporation with the State of Nevada effectuating a reverse split of our common stock at a ratio of 1 for 10, whereby every ten pre-reverse stock split shares of common stock automatically converted into one-post reverse stock split share of common stock, without changing the $0.001 par value or authorized number of our common stock (the “Reverse Stock Split”). The Reverse Stock Split became effective in the State of Nevada on August 18, 2017. Michael Johnson, our director and beneficial owner of Ensenjay Investments, LLC (“Esenjay”), owning a majority of our issued and outstanding common stock approved the Reverse Stock Split on July 7, 2017 by written consent.

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

In April 2016, we began piloting our custom-developed, 72-volt battery pack for use with electric aviation ground support equipment.  The pilot program, organized by Averest, Inc., a leading distributor of industrial batteries and chargers for aviation ground support equipment, was with a leading regional airline at Los Angeles International Airport. The test program wrapped up in August 2016 and was deemed an unqualified success.  Now, working with a distributor focused on the airlines, we are planning to provide more test units, to support the sales cycle, for additional airlines. The successful development and 3-month pilot highlights the scalability of our design and engineering capabilities, as well as, our proprietary battery management technology for a broad array of motive power applications. Importantly it also moves us into a customer price point of roughly $20,000 to $34,000 per pack for several power rating alternatives, creating an excellent new leg of growth potential.

We have since developed, field tested our evaluation units, and sold units of LiFT Packs for use in Class 3 end riders, Class 2 reach trucks, and Class 1 counterbalance forklifts. The evaluation units have provided us with crucial information on the further development of the battery packs in order to better serve this market.

 We design, develop, and sell rechargeable advanced energy storage systems. We have developed an innovative high power battery cell management system (“BMS”) and have structured our business around this core technology. Our proprietary BMS provides three critical functions to our battery systems:

●
Cell Balancing : This is performed by continuously adjusting the capacity of each cell in a storage system according to temperature, voltage, and internal impedance metrics. This management assures longevity and performance of the overall system.

●
Monitoring : This is performed through temperature probes, a physical connection to individual cells for voltage and calculations from basic metrics to determine remaining capacity and internal impedance. This monitoring assures accurate measurements to best manage the system and assure longevity.

●
Error reporting : This is performed by analyzing data from monitoring each individual cell and making decisions on whether the individual cell or the system is operating out of normal specifications. This error reporting is crucial to system management as it ensures ancillary devices are not damaging your storage system and will give the operator an opportunity to take corrective action to maintain long overall system life. Telemetry and remote monitoring services are available to enhance this capability.

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

Lift Equipment - Material Handling Equipment

We currently focus our business on lift equipment. Lift equipment commonly called a forklift truck (also called a lift truck, a fork truck, or a forklift) is a powered industrial truck used to lift and transport materials. The modern forklift was developed in the 1960s by various companies including the transmission manufacturing company Clark and the hoist company Yale & Towne Manufacturing. The forklift has since become an indispensable piece of equipment in manufacturing and warehousing operations. Lift equipment is produced in a range of power capacities from smaller lift type equipment such as a Walkie (ie., pallet jack) to a ride-on forklift. A segment of forklifts, particularly larger forklifts, use propane with an internal combustion engine for power. This segment has been experiencing a secular decline, with a shift to electric powered forklifts. The larger fleets of forklifts more typically use battery powered forklifts. Lift equipment vehicles are not new technology and don’t require new testing, which can cause delays in product placement. The existing lift equipment market primarily uses lead-acid batteries, which is a legacy technology and can lead to customer dissatisfaction with life cycles, performance, and additional maintenance costs. We believe the replacement of lead-acid batteries with lithium cells dramatically extends run time and the battery system life, lowering the overall cost of ownership to a level which makes lithium very competitive with lead-acid in numerous applications.

Other Equipment Solutions

We have produced battery packs on an opportunistic basis for applications including robotic mining equipment, portable packs for field operations by the U.S. military, and solar, grid-tie energy storage in an office setting. We currently are building and selling lithium packs for airport equipment, commonly called ground support equipment (“GSE”), to power the baggage/cargo trucks. These packs provide much higher levels of power ratings of up to 600 amp hours at 72 volts. Initial customer response indicates our packs to be performing very well with high satisfaction.

 Battery Types

The most common battery technologies currently available to address forklift equipment, electric vehicle and grid management markets include the following:

Lead-acid Batteries: Lead-acid is one of the most developed battery technologies as it has been in use since the 1800s, with the modern lead-acid battery introduced in 1913. It is relatively easy to manufacture and is an inexpensive and ubiquitous energy storage medium. Automobile manufacturers use lead-acid for starter batteries and lead-acid has been used widely in electric vehicle and grid management solutions. Unfortunately, lead-acid batteries weigh more per unit of stored energy and have less power output per unit mass versus advanced energy storage system technologies and thus are not well suited for advanced applications such as grid management devices and electric vehicles. In addition, lead can be hazardous to the environment and there are efforts in many countries to phase this legacy technology out over time.

Nickel Batteries: Nickel batteries, NiCd (nickel cadmium) or NiMH (nickel metal hydride) are durable and inexpensive technologies with relatively high power. Unfortunately, cadmium is not a safe material and exposure can result in health hazard to humans and damage to the environment. An alternative to the toxic NiCd battery is NiMH, which has greater energy versus lead-acid batteries and is more suitable to a wider range of applications. The NiMH was used in early electric vehicles and some other bulk storage applications. These chemistries are not as energy dense as advanced lithium batteries and thus are now being displaced out of the advanced energy storage system market by more energy dense chemistries.

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

Other Technologies: Ultra capacitors and fuel cells have been proposed as potential alternatives or replacements to lithium batteries. Ultra capacitors deliver high power and have an extended cycle life but suffer from poor energy density. This makes them suitable for small burst power needs but not for grid storage and electric vehicle devices. Fuel cells generate energy converting a fuel, typically hydrogen to energy. Fuel cell systems offer good energy density and short charge times, but are poor performers in terms of power and cycle life. Fuel cell systems are suitable for devices with small power needs and short life spans but are generally not popular in forklifts due to initial capital cost for hydrogen generation or purchase.

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

Duration of Charge/Run Times: An advanced energy storage system must be able to provide a certain total amount of electrical energy. Total electrical energy is measured in watt hours and is the product of power and time. Advanced energy storage systems with greater energy can perform for a longer duration when compared to legacy technologies. For example, lithium-ion batteries provide up to 25% longer run times than legacy batteries of comparable capacity, or amps per hour rating. The total electrical energy of an advanced energy storage system determines an electric vehicle’s range per charge and a grid management device’s total power.

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

Extended Life: The cycle life of an advanced energy storage system is the total number of times the system can be charged and discharged while still performing to specification in the device installed. Legacy lead-acid technologies often do not perform to specification past 500 cycles in industrial equipment applications, especially for the smaller forklifts. In comparison, an advanced energy storage system can last three to five times as long in the same application.

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

Lowest Cost: Advanced energy storage systems provide power dense solutions with extended cycle life which, together, equate to very cost conscious solutions for most applications in the industrial vehicle equipment, portable power, and grid management market segments. We believe that, in our products, advanced energy storage systems can cost much less than legacy lead-acid technologies over the course of the product life.

Our Products and Services

We seek to gain market share in the advanced energy storage segment, with current focus on lift equipment, using our system technologies that extend life, add much needed safety mechanisms, and communication and cycle life memory tools. We are focused on cell and system management tools. From our modular 24-volt to 72-volt energy storage solutions to stackable charging, we provide the building blocks to create custom systems designed for a diverse set of applications. We provide capable systems that meet cost and performance targets which we believe, in many cases and based on the life cycle data of the lead-acid batteries provided by the manufacturers; outperform traditional lead-acid technologies on both metrics. Our systems use lithium-ion cells that are denser in energy than traditional lead-acid batteries, which allow our batteries to hold more charge over the same weight. In addition, our BMS protects the lithium-ion batteries enabling the lithium-ion batteries to reach their full life and cycle potential and outlasting lead-acid based batteries which would have to be replaced and thereby adding additional costs over the same time period. Our systems manage individual cells and their charge cycles, which generally allows for more consistent discharge capability and ease of maintenance over an unmanaged battery. Through our BMS, we have enhanced battery systems overall to provide safer, more reliable and extended life rechargeable energy storage systems for applications including motive, marine, industrial, military, stationary, and grid management markets.

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

Battery Modules. We supply high-power, energy-dense advanced energy storage modules for industrial equipment, electrical vehicles, and governmental applications. Our entry level, walkie pallet jack pack consists of the Flux Power 24-volt lithium pack and individual 3.2 volt cells. Our scalable design includes products for 36-volt, 48-volt, and 72-volt applications in various sizes to 900AH to provide the full product line-up. We offer varying chemistries and configurations based on the applications. Our battery modules are designed for our BMS.  We currently use Lithium-ion cells, specifically lithium iron phosphate (LiFePO4). We are not in the business of developing new battery cell chemistries and are thus “agnostic” as to chemistry and can take advantage of new chemistries when available in the market.

Chargers. Our smart charging solutions are designed to interface with our battery management system. We offer 24-volt onboard chargers for our Class 3 products, and smart “wall mounted” chargers for large applications.

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

During the year ended June 30, 2018, we had two major customers that each represented more than 10% of our revenues on an individual basis, or approximately $3,181,000 or 77% of our total revenues.

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

Batteries. Since our battery management system and battery modules are not tied to any specific lithium-ion battery chemistry, we can source our batteries from a variety of manufacturers to meet our needs as well as our customers’ needs. During this past year, we have sourced our batteries from several suppliers, all having manufacturing operations in China, with some having wholesale warehouses in the United States.

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

Battery Cell Modules: We receive completed module cases and lids for applications of 24-volt, 36-volt, 48-volt, and 72-volt. Cells are packed in the module cases, connected to BMS, and secured in place. Lids with BMS installed are programmed and calibrated. Each full unit is sealed and tested before shipping.

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

Suppliers

We obtain a limited number of components and supplies included in our products from a small group of suppliers. During the year ended June 30, 2018 we had three suppliers who accounted for more than 10% of our total purchases, on an individual basis. Purchases for these three suppliers totaled $2,285,000 or 50% of our total purchases.

During the year ended June 30, 2017 we had three suppliers who accounted for more than 10% of our total purchases, on an individual basis. Purchases for these three suppliers totaled $1,665,000 or 57% of our total purchases.

In the past we have sourced Lithium batteries from a number of suppliers. We continuously assess our battery sourcing to improve consistency, responsiveness, and quality.

Research and Development

Research and development expenses for the fiscal years ended June 30, 2018 and 2017 were approximately $1,956,000 and $1,052,000, respectively. Such expenses consist primarily of materials, supplies, salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses. Research and development expenses in fiscal year ended June 30, 2018 (“Fiscal 2018”) were higher than fiscal year ended June 30, 2017 (“Fiscal 2017”) primarily due to the development and implementation of the higher capacity packs for Class 1, 2, and 3 forklifts. As we continue to develop our product line, we anticipate that research and development expenses will continue to be a substantial part of our focus. We currently perform our research and development at our facility in Vista, California. We seek to develop innovative new and improved products for cell and system management along with associated communication, display, current sensing and charging tools.

Competition

Our competitors in the lift equipment sector are primarily major lead acid battery manufacturers, including, but not limited to: GNB, Hawker, Deka, Enersys, Crown Battery, Douglas and Interstate. We are not aware that these suppliers currently offer lithium-based products for lift equipment in any significant volume to end users, equipment dealers, OEMs or battery distributors. In addition, there are several OEMs who offer a lithium battery on Class 3 forklifts for sale only with their own forklifts. There are a growing number of lithium pack providers entering the market, small in volume sales, most of whom are adding a lithium product to existing power products. These competitors entering the market typically do not have ties to the major battery companies or OEM lift equipment manufacturers. We do expect more entrants to the lithium market, especially from the major battery companies over time. Given the multi-billion dollar addressable market, we believe more entrants into lithium showcase the advantages over lead acid.

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

Our UL Listing, received in January 2016 and the first such certification for forklift application, demonstrates the quality, safety and reliability of our LiFT Pack line for customers, distributors, dealers and OEM partners. We believe we have emerged from this effort as a market leader in quality and experience.

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

As of June 30, 2018, we have one issued patent and three trademark registrations protecting the Flux Power name and logo. We intend to file additional patent applications with respect to our technology and to seek protection of our intellectual property internationally in a broad range of areas. We do not know whether any of our efforts will result in the issuance of patents or whether the examination process will require us to narrow our claims. Even if granted, there can be no assurance that these pending patent applications will provide us with protection.

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

Employees

As of June 30, 2018, we had fifty-three (53) full-time employees. We engage outside consultants for business development and operations or other functions from time to time. None of our employees are currently represented by a trade union.

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

In their audit opinion issued in connection with our financial statements as of June 30, 2018 and June 30, 2017 and for the years then ended, our independent registered public accounting firm included a going concern explanatory paragraph which stated there was substantial doubt about our ability to continue as a going concern.  We have prepared our financial statements on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. Our financial statements do not include any adjustments that would be necessary should we be unable to continue as a going concern and, therefore, be required to liquidate our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.  If we are unable to continue as a going concern, our stockholders may lose all or a substantial portion or all of their investment.

We have a history of losses and negative working capital and currently our lender has the right not to advance funds under our credit facilities, and we will require additional funding to support operations and provide working capital.

As of June 30, 2018, we had a cash balance of $2,706,000 and an accumulated deficit of $26,662,000. We have a history of losses and have experienced a lack of revenue due to the time to launch our revised business strategy. Despite an increase in our revenues of $3,216,000 or 357%, our net loss of $6,965,000 represented an increase of $2,530,000 or 57% in comparison to the year ended June 30, 2017. Based on our current and planned level of expenditures, we estimate that total financing proceeds of approximately $7,800,000 will be required to fund current and planned operations for the twelve months following the date of this Annual Report on Form 10-K, September 26, 2018. The Company does not currently believe that its existing cash resources are sufficient to meet its anticipated needs during the next twelve months. Our operations have been primarily funded through the sale of our securities and borrowings under our credit facilities. Our continued operations and growth are dependent on our ability to complete equity financings, make borrowings under our credit facilities and/or generate positive cash flows from operating activities. We initiated a private placement in March 2018 and May 2018 to raise $4,000,000. As of June 28, 2018, a total of $4,000,000 had been raised of which $3,700,000 was received in cash by June 30, 2018 and the remaining $300,000 was received on July 2, 2018.  Additionally, during fiscal 2018 we borrowed $2,790,000 under our existing related party credit facility with Esenjay. The credit facility with Esenjay has a maximum borrowing amount of $10,000,000, matures on January 31, 2019, is convertible at $0.60 per share of common stock and accrues interest at 8% (the “Unrestricted Line of Credit”). Pursuant to a side letter, Esenjay has agreed to limit its right of conversion under the Unrestricted Line of Credit to such number of shares so that upon conversion, if any, it will not cause the Company to exceed its authorized number of shares of common stock. As of June 30, 2018, there was $2,025,000 available for future draws, subject to the prior approval by Esenjay.  Also, on March 20, 2018, Flux Power entered into a credit facility agreement with Esenjay with a maximum borrowing amount of $5,000,000. Proceeds from this May 20, 2018 credit facility are to be used to purchase inventory and related operational expenses and accrue interest at a rate of 15% per annum and matures on March 31, 2019 (the “Inventory Line of Credit”). Funds totaling $2,405,000 were borrowed from Esenjay since December 5, 2017 under the Inventory Line of Credit resulting in an outstanding balance of $2,405,000 with $2,595,000 available for future draws subject to the prior approval by Esenjay. We are pursuing additional sources of funding which could include another private placement or additional debt funding. We expect to cover our anticipated operating expenses through cash on hand, collections on additional customer billings, borrowings under our line of credit, and proceeds from the private placement of equity securities. However, there is no guarantee we will be able to obtain additional funds in the future if required or that funds will be available on terms acceptable to us, or that shareholders will not experience dilution as a result of funds raised through the sale of securities. If such funds are not available, management will be required to curtail its investments in additional sales and marketing and product development resources and capital expenditures, which may have a material adverse effect on our future cash flows and results of operations, and its ability to continue operating as a going concern.

Our level of indebtedness and an event of default under our existing credit facility could adversely affect our business, financial condition, results of operations or liquidity.

We have substantial indebtedness and have relied on our credit facilities to provide working capital. As of September 26, 2018 we have an outstanding balance of $7,975,000 under our existing Unrestricted Line of Credit with Esenjay and $2,025,000 available for future draws. In addition, we have and outstanding balance of $2,405,000 under our existing Inventory Line of Credit with Esenjay and $2,595,000 available for future draws. However, our ability to borrow under both facilities is at the discretion of Esenjay. Also, Esenjay has no obligation to disburse such funds and has the right not to advance funds under the line of credit. In addition, as a secured party, upon an event of default, Esenjay will have a right to the collateral granted to them under the line of credit, and we may lose our ownership interest in the assets. A loss of our collateral will have material adverse effect on our operations, our business and financial condition.

We have realigned our marketing focus to a smaller number of products and selling to customers that do not require extensive product development.

Since 2010, we have been focused on providing customized solutions to larger OEM customers.  Recent experience has shown that we could achieve higher shorter-term revenue by focusing on a smaller number of products and selling to customers that do not require extensive and lengthy product development and negotiation periods. As a response, we have determined to narrow our focus to product segments including “lift equipment” and related verticals. We feel that we are well positioned to address these markets, which include applications such as industrial electric vehicles like lift equipment and airport ground support equipment However, we cannot guarantee that we will be successful in transitioning companies in these segments from legacy lead-acid technologies to our advanced energy storage solutions.

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

Our battery cells, which are an integral part of our battery products and systems, are currently sourced from one manufacturer, which is located in China and has distribution in the United States. While we obtain components for our products and systems from multiple sources whenever possible, we have spent a great deal of time in developing and testing our battery cells that we receive from this manufacturer. We refer to the battery cell supplier as our limited source supplier. To date we have no qualified alternative sources for our battery cells although we research and assess cells from other suppliers on an ongoing basis. We generally do not maintain long-term agreements with our limited source suppliers. While we believe that we will be able to establish an additional supplier relationship for our battery cells, we may be unable to do so in the short term or at all at prices, quality or costs that are favorable to us.

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

We are dependent on one core technology and product category and limited products to generate revenues. We cannot provide assurance that these or other future products will achieve customer acceptance to attain a level of sales to support our operating costs. Historically the vast majority of our product sales were generated from a small number of customers, however we are concentrating on increasing our customer base in the lift equipment market to expand our product placement. We currently do not have long-term agreements with any of our customers. Future agreements with respect to pricing, returns, promotions, among other things, are subject to periodic negotiation with each customer. No assurance can be given that current customers will continue to do business with us. The loss of any of our significant customers will have a material adverse effect on our business, results of operations, financial condition and liquidity. In addition, the uncertainty of product orders can make it difficult to forecast our sales and allocate our resources in a manner consistent with actual sales, and our expense levels are based in part on our expectations of future sales. If our expectations regarding future sales are inaccurate, we may be unable to reduce costs in a timely manner to adjust for sales shortfalls.

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

As of September 26, 2018, our present directors and executive officers, and their respective affiliates beneficially owned approximately 75.0% of our outstanding common stock, including common shares underlying options, warrants and convertible debt that were exercisable or convertible or which would become exercisable or convertible within 60 days.  More specifically, Michael Johnson, our director and beneficial owner of Esenjay, beneficially owns approximately 67.5% of such outstanding common stock.  As a result of their ownership, our directors and executive officers and their respective affiliates collectively, and Esenjay, individually, are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  This concentration of ownership may also have the effect of delaying or preventing a change in control.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

 The Company’s corporate headquarters totals 22,054 square feet and is located in Vista, California.  Effective February 25, 2014, the Company entered into a two-year lease agreement for this facility with average monthly rent payments of approximately $12,000 per month and paid a security deposit of $25,000, or approximately 2 months of rent. Our lease was subsequently amended resulting in average rent expense of $14,000 per month and expiring on May 31, 2018. A third amendment to the lease in May 2018 extended the lease to May 31, 2019 with an average rent expense of approximately $15,000 per month.

The Company also subleases space to a related party, Epic Boats, on a month-to-month basis at a rate of 10% of lease expense.

Total rent expense was $160,000 and $140,000 for the years ended June 30, 2018 and 2017, respectively, net of sublease income.

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

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Data

Our common stock is quoted on the OTCQB under the stock symbol “FLUX.” The following table sets forth the range of the high and low prices for our common stock during each quarter for the period July 1, 2016 through June 30, 2018, as set forth below, which has been adjusted retroactively to reflect the 1 for 10 reverse stock split, effective August 10, 2017.  Such prices do not represent actual transactions, and do not include retail mark-ups, mark-downs or commissions.

	High	Low
Fiscal year ended June 30, 2018
First quarter	$1.00	$0.39
Second quarter	$0.63	$0.14
Third quarter	$0.52	$0.35
Fourth quarter	$3.35	$0.44

Fiscal year ended June 30, 2017
First quarter	$0.50	$0.38
Second quarter	$0.42	$0.15
Third quarter	$0.55	$0.33
Fourth quarter	$0.50	$0.24

Stockholders

The approximate number of record holders of our common stock as of September 26, 2018 was 1,385, based on information provided by our transfer agent. The foregoing number of record holders does not include an unknown number of stockholders who hold their stock in “street name.”

Recent Sales of Unregistered Securities

None that have not been previously reported.

Purchases of Equity Securities

We have never repurchased any of our equity securities.

Dividends

The Company did not declare or pay dividends on its common stock during fiscal years 2018 and 2017 and we presently do not expect to declare or pay such dividends in the foreseeable future and expect to reinvest all undistributed earnings to expand our operations, which the management believes would be of the most benefit to our shareholders. The declaration of dividends, if any, will be subject to the discretion of our Board of Directors, which may consider such factors as our results of operations, financial condition, capital needs and acquisition strategy, among others.

Equity Compensation Plan Information

Information for our equity compensation plans in effect as of June 30, 2018 is as follows:

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Equity compensation plans approved by security holders(1)	3,165,000	0.76	6,835,000
Equity compensation plans not approved by security holders(2)	379,000	1.43	-

Total	3,544,000	0.74	6,835,000

(1)
No incentive stock options were granted under our 2014 Stock Option Plan (“2014 Option Plan”) during the fiscal year ended June 30, 2017. An additional 2,118,000 incentive stock options (“ISO”) and 807,000 non-qualified stock options (“NQSO”) of the Company’s common stock was granted under the 2014 Option Plan during the fiscal year ended June 30, 2018. The 2014 Option Plan was approved February 17, 2015 and was amended on October 25, 2017.

(2)
Consists of 72,000 options granted under the 2010 Stock Option Plan (“2010 Option Plan”) and assumed by the Company in a Reverse Acquisition. An additional 307,000 non-qualified options were issued for a total outstanding at June 30, 2018 of 379,000.

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

We believe the following critical accounting policies and estimates affect the preparation of our financial statements:

 Accounts Receivable

  Accounts receivable are carried at their estimated collectible amounts. The Company has not experienced collections issues related to its accounts receivable and has not recorded an allowance for doubtful accounts during the fiscal years ended June 30, 2018 and 2017.

Inventories

Inventories consist primarily of battery management systems and the related subcomponents, and are stated at the lower of cost (first-in, first-out) or net realizable value. The Company evaluates inventories to determine if write-downs are necessary due to obsolescence or if the inventory levels are in excess of anticipated demand at market value based on consideration of historical sales and product development plans. The Company recorded an adjustment related to obsolete inventory in the amount of approximately $27,000 and $56,000 during the years ended June 30, 2018 and 2017, respectively.

We reviewed our inventory valuation with regards to our gross loss for the fiscal year ended June 30, 2018. The gross loss was due to factors related to new product launch of the GSE packs, such as low volume, early higher cost designs, and limited sourcing as we have seen with the launch of the LiFT Packs. As sales volumes rise we are seeing increased margins. As such, we do not believe the gross loss would require any write-downs to inventory on hand.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, price is fixed or determinable, and collectability of the selling price is reasonably assured. Delivery occurs when risk of loss is passed to the customer, as specified by the terms of the applicable customer agreements. When a product is sold on consignment, the item remains in our inventory and revenue is not recognized until the product is ultimately sold to the end user. When a right of return exists, contractually or implied, the Company recognizes revenue when the product is sold through to the end user. As of June 30, 2018 and 2017, the Company did not have any deferred revenue.

 Product Warranties

  The Company evaluates its exposure to product warranty obligations based on historical experience. Our products, primarily lift equipment packs, are warrantied for five years unless modified by a separate agreement. As of June 30, 2018 and 2017, the Company carried warranty liability of approximately $158,000 and $85,000, respectively, which is included in accrued expenses on the Company’s consolidated balance sheets.

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

The following table represents our statement of operations for the years ended June 30, 2018 (“Fiscal 2018”) and June 30, 2017 (“Fiscal 2017”).

	Fiscal 2018		Fiscal 2017
	$	% of Revenues	$	% of Revenues
Revenues	$4,118,000	100%	$902,000	100%
Cost of goods sold	4,913,000	119%	1,622,000	180%
Gross loss	(795,000)	-19%	(720,000)	-80%

Operating expenses:
Selling and administrative expenses	3,462,000	84%	2,404,000	267%
Research and development	1,956,000	47%	1,052,000	117%
Total operating expenses	5,418,000	132%	3,456,000	384%

Operating loss	(6,213,000)	-151%	(4,176,000)	-464%

Other income (expense):
Change in fair value of derivative liabilities	-	0%	14,000	2%
Interest expense, net	(752,000)	-18%	(273,000)	-30%

Net loss	$(6,965,000)	-169%	$(4,435,000)	-492%

Revenues
Our product focus is primarily on lift equipment, reflecting our current products for walkie pallet jacks and we have started introducing higher capacity packs in the latter half of Fiscal 2018 for Class 1, 2, and 3 forklifts. We also are implementing a strategy to expand on an opportunistic basis to adjacent applications, including airport ground support equipment (“GSE”). We feel that we are well positioned to address these markets, which would utilize our modular and scalable battery pack design and technology.

We currently sell products primarily through a distribution network of equipment dealers and battery distributors in North America. This distribution network mostly sells to large company, national accounts. However, we do sell certain battery packs directly to other accounts including industrial equipment manufacturers and the ultimate end-user.

Revenues for Fiscal 2018 increased $3,216,000 or 357%, compared to Fiscal 2017. This increase in revenues during Fiscal 2018 was primarily attributable to a major national account for orders beginning in November 2017. Revenue increases also reflected a smaller mix of airport ground support equipment for initial purchases by a large international airport service company.

Cost of Sales
Cost of sales for Fiscal 2018 increased $3,291,000 or 203%, compared to Fiscal 2017. The increase in cost of sales was directly attributable to the increase in revenues during Fiscal 2018. The cost of materials per LiFT Pack in Fiscal 2018 decreased compared to Fiscal 2017 as higher purchase quantities resulted in lower costs of materials per pack. Despite the improvement in lower costs per pack, we have continued to recognize a gross loss during Fiscal 2018 as we remain subject to low volume purchases, early higher cost designs and limited sourcing related to our inventory purchases. Warranty expense for Fiscal 2018 increased as a result of the higher sales volume. As of June 30, 2018, we had approximately $158,000 accrued for product warranty liability.

Selling and Administrative Expenses
Selling and administrative expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, public company costs, consulting costs, professional fees and other expenses. Such expenses for Fiscal 2018 increased $1,058,000 or 44%, compared to Fiscal 2017. The increase was for marketing to promote the new products, additional payroll costs and stock based compensation related to new employees, and additional legal fees for capital raises.

Research and Development
Research and development expenses for Fiscal 2018 increased $904,000 or 86%, compared to Fiscal 2017. Such expenses consist primarily of materials, supplies, salaries and personnel related expenses, testing costs, consulting costs, and other expenses associated with the continued development of our LiFT pack, as well as, research into new product opportunities. The increase in expenses in Fiscal 2018 was primarily due to the development and implementation of the higher capacity packs for Class 1, 2, and 3 forklifts. We anticipate research and development expenses continuing to be a significant portion of our expenses as we continue to develop and add new and improved products to our product line-up.

Change in Fair Value of Derivative Liabilities
The derivative liability was eliminated as of January 23, 2017 resulting in a Fiscal 2018 decrease of $14,000 or 100% compared to Fiscal 2017 (see Note 7 to the audited consolidated financial statements).

Interest Expense
Interest expense for Fiscal 2018 increased $479,000 or 175%, compared to Fiscal 2017 and was primarily of interest expense related to our outstanding lines of credit. On December 29, 2015, we entered into the Second Amendment of our Unrestricted Line of Credit (see Note 6 to the audited consolidated financial statements) which included, among other provisions, the reduction in the conversion price of the Unrestricted Line of Credit from $3.00 to $0.60 per share. The estimated change in fair value of the conversion price of approximately $310,000 was recorded as a deferred financing cost at the date of the Second Amendment and was amortized over the then remaining seven-month term of the amended Unrestricted Line of Credit agreement. During Fiscal 2017 we recorded approximately $44,000 of deferred financing amortization cost, which is included in interest expense in the accompanying consolidated statements of operations. Also included in Fiscal 2018 and Fiscal 2017 was interest expense of approximately $752,000 and $228,000, respectively, related to our outstanding lines of credit and deferred discount amortization (see Notes 6 and 7 to the audited consolidated financial statements).

Net Loss
Net loss during Fiscal 2018 increased $2,530,000 or 57%, compared to Fiscal 2017. The increase is due primarily to increased selling, administrative, and research and development expenses, as discussed above.

Liquidity and Capital Resources

Overview

As of June 30, 2018, we had a cash balance of $2,706,000 and an accumulated deficit of $26,662,000. We do not have sufficient liquidity and capital resources to fund planned operations for the twelve months following the date of this Annual Report. See “Future Liquidity Needs” below.

Cash Flows

Operating Activities

Our operating activities resulted in net cash used in operations of $6,500,000 for Fiscal 2018, compared to net cash used in operations of $5,698,000 for Fiscal 2017.

The net cash used in operating activities for Fiscal 2018 reflects the net loss of $6,965,000 for the period offset primarily by non-cash items including depreciation, stock based compensation, stock issued for services and the amortization of deferred financing costs and debt discount, as well as, the purchase of inventory and the payment of accounts payable and accrued interest.

The net cash used in operating activities for Fiscal 2017 reflects the net loss of $4,435,000 for the period offset primarily by non-cash items including depreciation, stock based compensation, stock issued for services, as well as, an increase in accounts receivable and accrued interest.

Investing Activities

Net cash used in investing activities for Fiscal 2018 and Fiscal 2017 totaled $85,000 and $53,000, respectively, which consisted primarily of office and warehouse equipment purchases.

Financing Activities

Net cash provided by financing activities during Fiscals 2018 and 2017 was $9,170,000 and $5,745,000, respectively. The increase in cash provided by financing activities primarily results from the borrowings from our lines of credit with Esenjay totaling $5,195,000, as well as, proceeds from a $4,000,000 private placement sale of common stock.

Future Liquidity Needs

We have evaluated our expected cash requirements over the next twelve months, which include, but are not limited to, investments in additional sales and marketing and product development resources, capital expenditures, and working capital requirements and have determined that our existing cash resources are not sufficient to meet our anticipated needs during the next twelve months, and that additional financing is required to support current operations. Based on our current and planned levels of expenditure, we estimate that total financing proceeds of approximately $7,800,000 will be required to fund current and planned operations for the twelve months following the date of this Annual Report on Form 10-K, September 26, 2018. In addition, we anticipate that further additional financing may be required to fund our business plan subsequent to that date, until such time as revenues and related cash flows become sufficient to support our operating costs.

We intend to continue to seek capital through the sale of equity securities through private placements, in addition to utilizing our existing Unrestricted Line of Credit and Inventory Line of Credit with Esenjay. Esenjay is deemed to be a related party as Mr. Michael Johnson, the beneficial owner and director of Esenjay, is a current member of our board of directors and a major shareholder of the Company. The Unrestricted Line of Credit bears interest at 8% per annum, matures on January 31, 2019, and is convertible into shares of common stock at $0.60 per share. Inventory Line of Credit bears interest at a rate of 15% per annum and matures on March 31, 2019. Between July 1, 2014 and June 30, 2018, we have borrowed an aggregate of $14,130,000, of which $3,750,000 has been converted to equity, pursuant to various credit facilities with Esenjay of which the Unrestricted Line of Credit remains outstanding. As of June 30, 2018, the amount outstanding under the Unrestricted Line of Credit was $7,975,000, with $2,025,000 available for future draws at Esenjay’s discretion and the amount outstanding under the Inventory Line of Credit was $2,405,000 with $2,595,000 available for future draws at Esenjay’s discretion. Esenjay owns approximately 52% of our issued and outstanding common stock as of September 26, 2018.

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

In March 2018, our Board of Directors approved the private placement of up to 5,714,286 shares of our common stock to select accredited investors for a total amount of $4.0 million, or $0.70 per share of common stock. A total of 1,142,857 shares of common stock to five accredited investors, an aggregate gross proceeds of $800,000, was raised with multiple closings as of May 11, 2018. The offering was completed on May 11, 2018.

In May 2018, the board approved a new private placement limited to only accredited investors pursuant to which it would raise up to 4,285,714 shares of common stock (or up to approximately $3.0 million) at $0.70 per share. This offering was completed as of June 30, 2018 and the Company issued an aggregate of 4,571,428 shares of gross proceeds of $3.2 million under this offering. In connection with the private placement, on June 21, 2018, an agreement was made and entered into between Esenjay Investment, LLC and Cleveland Capital LP and Cleveland Capital Management, LLC to incentivize the investors to participate in this private placement such that, Esenjay will convert at the conversion price of all of the then remaining amounts outstanding under the Unrestricted Line of Credit into shares of common stock of Flux in accordance with the terms of the Unrestricted Line of Credit. Esenjay also agreed that it will not, at any time from the date of the agreement, cause repayment of any amounts outstanding under the Unrestricted Line of Credit in cash or other immediately available funds. Cleveland Capital LP will have the right of first refusal if Esenjay offers to sell any of the related offered notes under the Unrestricted Line of Credit.

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

Going Concern

During Fiscal 2018, we incurred net losses from operations of $6,965,000 and have incurred an accumulated deficit of $26,662,000 as of June 30, 2018. In addition, as of June 30, 2018 we had limited available cash balances and were in need of additional capital to fund operations. In their report on the annual consolidated financial statements for Fiscal 2018, our independent auditors included an explanatory paragraph in which they expressed substantial doubt regarding the Company’s ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to raise additional capital on a timely basis until such time as revenues and related cash flows are sufficient to fund our operations. Management’s plans are to continue to seek funding, as necessary, through the sale of equity securities through private placements, credit line extensions and convertible debt placements.

The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. (See Note 2 to the audited consolidated financial statements)

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation, (Topic 718):  Improvements to Employee Share-Based Payment Accounting, which will simplify how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as, classification in the statement of cash flows.  This pronouncement is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We adopted ASU No. 2016-09 for the year ended June 30, 2018 and is reflected in the accompanying consolidated financial statements.

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

In 2014, the FASB issued Accounting Standards update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 specifies a comprehensive model to be used in accounting for revenue arising from contracts with customers, and supersedes most of the current revenue recognition guidance, including industry-specific guidance. The FASB subsequently issued amendments to ASU No. 2014-09 that have the same effective date and transition date. It applies to all contracts with customers except those that are specifically within the scope of other FASB topics, and certain of its provisions also apply to transfers of nonfinancial assets, including in-substance nonfinancial assets that are not an output of an entity’s ordinary activities. The core principal of the model is that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the transferring entity expects to be entitled in exchange. To apply the revenue model, an entity will:  1) identify the contract(s) with a customer, 2) identify the performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract, and 5) recognize revenue when (or as) the entity satisfies a performance obligation. For public companies, ASU 2014-09 is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Upon adoption, entities can choose to use either a full retrospective or modified approach, as outlined in ASU 2014-09. As compared with current GAAP, ASU 2014-09 requires significantly more disclosures about revenue recognition. These new standards became effective for us on July 1, 2018, and will be adopted using the modified retrospective method through a cumulative-effect adjustment directly to retained earnings as of that date, as applicable. Based on our assessment of the impact that these new standards will have on our consolidated results of operations, financial position and disclosures completed to date, we have not identified any accounting changes that would materially impact the amount of reported revenues with respect to our revenues, or the timing of such revenues; however, certain changes are required for financial statement disclosure purposes.

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based on the management's assessment and review of our financial statements and results for the fiscal year ended June 30, 2018, we have concluded that our disclosure controls and procedures were effective for purposes stated above.

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

Management’s Report on Internal Control over Financial Reporting

Our management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. As of June 30, 2018 management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of June 30, 2018 based on the COSO criteria.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding the effectiveness of the Company’s internal control over financial reporting, as such report is not required due to the Company’s status as a smaller reporting company.

Change in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the fiscal year ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

On July 25, 2018, our Board of Directors granted Ronald F. Dutt, our chief executive officer president, chief financial officer, and corporate secretary, options to purchase 335,264 shares of our common stock with an exercise price equal to $1.98 per share and will vest quarterly over a two-year period following the date of grant and expire on July 25, 2028. The exercise price is equal to the fair market value of our common stock, which is $1.98 per share based on our 30 day volume-weighted average price on July 25, 2018. The options were issued under the 2014 Equity Incentive Plan.

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

Name	Age	Position
Christopher L. Anthony	42	Chairman
Ronald F. Dutt	71	Director, Chief Executive Officer, President, Chief Financial Officer, and Corporate Secretary
Jonathan A. Berry	50	Chief Operating Officer
Michael Johnson	70	Director
James Gevarges	53	Director

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

Jonathan A. Berry, Chief Operating Officer. Mr. Berry joined the Company in 2016 and has been our director of operations since 2016. On June 29, 2018, he was appointed as our chief operating officer. Prior to joining the Company in 2016, Mr. Berry was Clean Air Power, Inc.’s group operations director and general manager of the USA operations from 2014 to 2016, and operations director of the UK, Australia, and USA market from 2012 to 2014. Mr. Berry’s experience in the development, implementation, and management of all aspects of supply chain, production, and sales has prepared and qualified him for the position of Chief Operating Officer. Mr. Berry has an MBA from Ashford Business School in London, England and an undergraduate degree in electrical engineering from Leeds University.

Michael Johnson, Director. Mr. Johnson has been our director since July 12, 2012. Mr. Johnson has been a director of Flux Power since it was incorporated. Since 2002, Mr. Johnson has been a director and the chief executive officer of Esenjay Petroleum Corporation (“Esenjay Petroleum”), a Delaware company located in Corpus Christi, Texas which is engaged in the business oil exploration and production. Mr. Johnson’s primary responsibility at Esenjay Petroleum is to manage the business and company as chief executive officer. Mr. Johnson is director and beneficial owner of Esenjay Investments LLC, a Delaware company engaged in the business of investing in companies, and an affiliate of the Company owning approximately 67.5% of our outstanding shares, including common shares underlying options, warrants and convertible debt that were exercisable or convertible or which would become exercisable or convertible within 60 days. As a result of Mr. Johnson’s leadership and business experience he is an industry expert in the natural gas exploration industry and brings a wealth of management and successful company building experience to the board. Mr. Johnson received a BS degree in mechanical engineering from the University of Southwestern Louisiana.

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

Compliance with Section 16 of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission (hereinafter referred to as the “Commission”) initial statements of beneficial ownership, reports of changes in ownership and Annual Reports concerning their ownership, of Common Stock and other of our equity securities on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% stockholders are required by Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on information available to us in public filings, we believe that all reports required by Section 16(a) for transactions in the fiscal year ended June 30, 2018, were timely filed except as follows:

On October 26, 2017, James Gevarges, was granted options under our 2014 Equity Incentive Plan to purchase up to 30,000 shares of our common stock at an exercise price of $0.46 per share. On November 3, 2017, a Form 4 was filed for Mr. Gevarges.

ITEM 11 - EXECUTIVE COMPENSATION

Compensation for our Named Executive Officers

The following table sets forth information concerning all forms of compensation earned by our named executive officers during the fiscal years ended June 30, 2018 and 2017 for services provided to the Company and its subsidiaries.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Ronald F. Dutt, Chief Executive	2018	$170,000	$-	$-	$677,538	$-	$-	$847,538
Officer, President, Chief Financial Officer, Director and Corporate Secretary	2017	$170,000	$-	$-	$-	$-	$-	$170,000

Jonathan Berry, Chief Operating Officer(2)	2018	$145,000	$-	$-	$541,741	$-	$-	686,741

(1)
The grant date fair value was determined in accordance with the provisions of FASB ASC Topic No. 718 using the Black-Scholes valuation model with assumptions described in more detail in the notes to our audited financial statements included in this report.

(2)
Mr. Berry became our chief operating officer on June 29, 2018.

Benefit Plans

We do not have any profit sharing plan or similar plans for the benefit of our officers, directors or employees. However, we may establish such plan in the future.

Equity Compensation Plan Information

In connection with the reverse acquisition of Flux Power, Inc in 2012, we assumed the 2010 Option Plan. As of June 30, 2018, the number of options outstanding to purchase common stock under the 2010 Option Plan was 379,000. No additional options to purchase common stock may be granted under the 2010 Option Plan.

On November 26, 2014, our board of directors approved our 2014 Equity Incentive Plan (the “2014 Option Plan”), which was approved by our shareholders on February 17, 2015. The 2014 Option Plan was amended by our board of directors on October 26, 2017 and approved by our shareholders on July 23, 2018. The 2014 Option Plan offers selected employees, directors, and consultants the opportunity to acquire our common stock, and serves to encourage such persons to remain employed by us and to attract new employees. The 2014 Option Plan allows for the award of stock and options, up to 10,000,000 shares of our common stock. We granted 438,000 incentive stock options under the 2014 Option Plan during Fiscal 2016 of which 320,000 remain outstanding at June 30, 2018. No options were granted during Fiscal 2017. We granted 2,118,000 incentive stock options and 807,000 non-qualified stock options under the 2014 Option Plan during Fiscal 2018.

As of June 30, 2018, we have 3,165,000 options and 379,000 options exercisable and outstanding which were granted from the 2014 Option Plan and 2010 Option Plan, respectively.

The following table sets forth certain information concerning unexercised options, stock that has not vested, and equity compensation plan awards outstanding as of June 30, 2018 for the named executive officers below:

	Option Awards(1)						Stock Awards
Name	Award Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Ronald Dutt	6/29/2018	-	500,000	500,000	1.44	6/29/2028	-	$-	-	$-

	10/26/2017	187,500	312,500	312,500	0.46	10/26/2027	-	$-	-	$-

	12/22/2015	166,250	23,750	23,750	0.50	12/22/2025	-	$-	-	$-

	7/30/2013	175,000	-	-	1.0	7/29/2023	-	$-	-	$-

Jonathan Berry	6/29/2018	-	455,106	455,106	1.44	6/29/2028	-	$-	-	$-

	10/26/2017	84,375	140,625	140,625	0.46	10/26/2027	-	$-	-	$-

(1)
The fair value of each option grant is estimated at the date of grant using the Black-Scholes option pricing model. Expected volatility is calculated based on the historical volatility of the Company’s stock. The risk free interest rate is based on the U.S. Treasury yield for a term equal to the expected life of the options at the time of grant.

 Compensation of Non-Executive Directors

Aggregated Option/Stock Appreciation Right (“SAR”) exercised and Fiscal year-end Option/SAR value table

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

On June 29, 2018, the Board of Directors of the Company appointed John Berry, age 50, to serve as the Chief Operating Officer. In connection with his appointment as the Company’s Chief Operating Officer, Mr. Berry will receive an annual base salary of $145,000. Mr. Berry is an “at-will” employee of Flux Power Holdings, Inc.

There were no performance based bonuses paid for fiscal years ended June 30, 2018 and 2017.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934, as amended, as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose of or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, subject to community property laws where applicable. As of September, 26, 2018 we had a total of 31,072,815 shares of common stock issued outstanding.

The following table sets forth, as of September 26, 2018, information concerning the beneficial ownership of shares of our common stock held by our directors, our named executive officers, our directors and executive officers as a group, and each person known by us to be a beneficial owner of more than 5% of our outstanding common stock. Unless otherwise indicated, the business address of each of our directors, executive officers and beneficial owners of more than 5% of our outstanding common stock is c/o Flux Power Holdings, Inc., 985 Poinsettia Avenue, Suite A, Vista, California 92081. Each person has sole voting and investment power with respect to the shares of our common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.   The amount of beneficial ownership set forth below has been adjusted to reflect the Reverse Stock Split.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned	% of Ownership

Officers and Directors
Michael Johnson, Director	31,218,003(2)	67.45%
Ron Dutt, Chief Executive Officer, President, Interim Chief Financial Officer and Director	669,725(3)	2.11%
Jonathan A. Berry, Chief Operating Officer	98,438(4)	*
Christopher Anthony, Director	926,882(5)	2.98%
James Gevarges, Director	665,488(6)	2.14%

All Officers and Directors as a group (6 people)	47,169,241	71.19%

5% Stockholders
Cleveland Capital, L.P. 1250 Linda Street, Suite 304 Rocky River, OH 44116	1,800,000(7)	5.8%

* Represents less than 1% of shares outstanding.

(1)
All addresses above are 985 Poinsettia Ave., Suite A, Vista, California 92081, unless otherwise stated.

(2)
The 31,218,003 shares beneficially owned include shares held by Esenjay Investments, LLC, of which Mr. Johnson is the sole director and beneficial owner. Includes 15,992,399 shares of Common Stock, 74,547 stock options, 625,000 warrants and 14,526,057 shares representing the maximum amount issuable upon the conversion of existing convertible debt so long as such conversion will not cause us to exceed the authorized number of shares of Common Stock.

(3)
The 669,725 shares beneficially owned include 4,100 shares of Common Stock and 665,625 stock options.

(4)
The 98,438 shares beneficially owned include 98,438 stock options.

(5)
The 926,882 shares beneficially owned include 881,882 shares of Common Stock and 45,000 stock options.

(6)
The 665,488 shares beneficially owned include 590,941 shares of Common Stock and 74,547 stock options.

(7)
The beneficial ownership of Cleveland Capital, L.P. is derived from the Schedule 13G filed by Cleveland Capital Management, L.L.C. filed on June 26, 2018.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

None.

Loans from Stockholder and Conversion into Common Stock

Between October 2011 and September 2012, the Company entered into three debt agreements with Esenjay. Esenjay is deemed to be a related party as Mr. Michael Johnson, the beneficial owner and director of Esenjay is a current member of our board of directors and a major shareholder of the Company (owning approximately 52% of our outstanding common shares as of June 30, 2018). The three debt agreements consisted of a Bridge Loan Promissory Note, a Secondary Revolving Promissory Note and an Unrestricted Line of Credit (collectively, the “Loan Agreements”). On December 31, 2015, the Bridge Loan Promissory Note and the Secondary Revolving Promissory Note expired leaving the Unrestricted Line of Credit, available for future draws.

The Unrestricted Line of Credit has a maximum borrowing amount of $10,000,000, is convertible at a rate of $0.60 per share, and bears interest at 8% per annum and matures on January 31, 2019. Advances under the Unsecured Line of Credit are subject to Esenjay's approval.

On December 29, 2015, we entered into a Second Amendment to the Unrestricted Line of Credit (“Second Amendment”), with Esenjay which modified certain terms of the Unrestricted Line of Credit resulting in approximately $310,000 of debt issuance costs, and accordingly, was amortized over the remaining seven-month term through July 30, 2016, at which time it was fully amortized. During the year ended June 30, 2017 we recorded approximately $44,000 of deferred financing amortization costs, which is included in interest expense in the accompanying consolidated statements of operations.

In August 2016 and April 2016, $400,000 and $1,350,000, respectively, of the outstanding debt under the Unrestricted Line of Credit was settled, in conjunction with our then outstanding private placement discussed further in Note 8, via the issuance of 4,375,000 shares of our common stock.

The common stock shares issued during fiscal 2018 and 2017 as settlement of the Unrestricted Line of Credit have not been registered under the Securities Act. The shares were offered and sold in reliance upon exemptions from registration pursuant to Section 4(a)(2) of the Securities Act. The transactions have been accounted for as a capital transaction in accordance with FASB ASC Topic No. 470-50, “Debt, Modifications and Extinguishments”. Accordingly, no gain or loss has been recognized.

The outstanding principal balance of the Unrestricted Line of Credit as of June 30, 2018 was $7,975,000, convertible into 13,291,667 shares of common stock, resulting in a remaining $2,025,000 available for future draws under this agreement, subject to lender’s approval.  During the years ended June 30, 2018 and 2017, the Company recorded approximately $587,000 and $162,000, respectively of interest expense in the accompanying consolidated statements of operations related to the Unrestricted Line of Credit.

On March 22, 2018, Flux Power entered into a credit facility agreement with Esenjay with a maximum borrowing amount of $5,000,000. Proceeds from the credit facility are to be used to purchase inventory and related operational expenses and accrue interest at a rate of 15% per annum (the “Inventory Line of Credit”). The outstanding balance of the Inventory Line of Credit and all accrued interest is due and payable on March 31, 2019. Funds received from Esenjay since December 5, 2017 were transferred to the Inventory Line of Credit resulting in $2,405,000 outstanding as of June 30, 2018 and $2,595,000 available for future draws, subject to the lender’s approval.

Lease Agreements

The Company’s corporate headquarters totals 22,054 square feet and is located in Vista, California.  Effective February 25, 2014, the Company entered into a two-year lease agreement for this facility with average monthly rent payments of approximately $12,000 per month and paid a security deposit of $25,000, or approximately 2 months of rent. Our lease was subsequently amended resulting in average rent expense of $14,000 per month and expiring on May 31, 2018. A third amendment to the lease in May 2018 extended the lease to May 31, 2019 with an average rent expense of approximately $15,000 per month.

The Company also subleases space to a related party, Epic Boats, on a month-to-month basis at a rate of 10% of lease expense.

Total rent expense was $160,000 and $140,000 for the years ended June 30, 2018 and 2017, respectively, net of sublease income.

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

The Company received $18,000 and $16,000 during the years ended June 30, 2018 and 2017, respectively, from Epic Boats under the sublease rental agreement which is recorded as a reduction to rent expense and the customer deposits discussed below.

As of June 30, 2018 and June 30, 2017, customer deposits totaling approximately $102,000 and $120,000, respectively, related to such products were recorded in the accompanying consolidated balance sheets. There were no receivables outstanding from Epic Boats as of June 30, 2018 and 2017.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditor

For the years ended June 30, 2018 and 2017, the Company’s independent public accounting firm was Squar Milner LLP.

Fees Paid to Principal Independent Registered Public Accounting Firm

The aggregate fees billed by our Independent Registered Public Accounting Firm, for the years ended June 30, 2018 and 2017 are as follows:

	2018	2017
Audit fees(1)	$94,000	$90,000
Audit related fees(2)	-	-
Tax fees(3)	-	-
All other fees(4)	-	-
Total	$94,000	$90,000

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
(2)
Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees.” No such fees were incurred during the fiscal years ended June 30, 2018 or 2017.
(3)
Squar Milner LLP does not provide us with tax compliance, tax advice or tax planning services.
(4)
All other fees include fees billed by our independent auditors for products or services other than as described in the immediately preceding three categories. No such fees were incurred during the fiscal years ended June 30, 2018 or 2017.

The Company’s Board of Directors serves as the Audit Committee and has unanimously approved all audit and non-audit services provided by the independent auditors. The independent accountants and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent accountants, and the fees for the services performed to date. The Company has not adopted a Charter for the Audit Committee as of June 30, 2018.

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

See Subsection (b) below:

(b) Exhibits:

The following exhibits are filed as part of this Report

Exhibit No.	Description
2.1	Securities Exchange Agreement dated May 18, 2012. Incorporated by reference to Exhibit 2.1 on Form 8-K filed with the SEC on May 24, 2012.
2.2	Amendment No. 1 to the Securities Exchange Agreement dated June 13, 2012. Incorporated by reference to Exhibit 2.2 on Form 8-K filed with the SEC on June 18, 2012.
3.1	Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 on Form 8-K filed with the SEC on February 19, 2015.
3.2	Amended and Restated Bylaws of Flux Power Holdings, Inc. Incorporated by reference to Exhibit 3.1 on Form 8-K filed with the SEC on May 31, 2012.
3.3	Certificate of Amendment to Articles of Incorporation. Incorporated by reference to Exhibit 3.1 on Form 8-K filed with the SEC on August 18, 2017.
10.1	Esenjay Secondary Revolving Promissory Note for Operating Capital dated October 1, 2011. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on June 18, 2012.
10.2	Esenjay Bridge Loan Promissory Note dated March 7, 2012. Incorporated by reference to Exhibit 10.2 on Form 8-K filed with the SEC on June 18, 2012.
10.3	Flux Power Holdings, Inc. 2010 Stock Plan. Incorporated by reference to Exhibit 10.5 on Form 8-K filed with the SEC on June 18, 2012.
10.4	Flux Power Holdings, Inc. 2010 Stock Plan: Form of Stock Option Agreement. Incorporated by reference to Exhibit 10.6 on Form 8-K filed with the SEC on June 18, 2012.
10.5	Form of Warrant. Incorporated by reference to Exhibit 4.1 on Form 8-K filed with the SEC on June 26, 2012.
10.6	Form of Securities Purchase Agreement. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on June 26, 2012.
10.7	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.12 on Form 8-K filed with the SEC on June 18, 2012.
10.8	Unrestricted and Open Line of Credit dated September 24, 2012. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on September 27, 2012.
10.9	Terms of Employment with Ronald F. Dutt. Incorporated by reference to Exhibit 10.16 on Form 8-K filed with the SEC on December 13, 2012.
10.10	Agreement to Amend Unrestricted and Open Line of Credit. Incorporated by reference to Exhibit 10.1 on Form 10-Q/A filed with the SEC on May 13, 2013.
10.11	Second Amendment to the Secondary Revolving Promissory Note. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on October 22, 2013.
10.12	First Amendment to the Bridge Loan Promissory Note. Incorporated by reference to Exhibit 10.2 on Form 8-K filed with the SEC on October 22, 2013.

10.13	First Amendment to the Unrestricted and Open Line of Credit. Incorporated by reference to Exhibit 10.3 on Form 8-K filed with the SEC on October 22, 2013.
10.14	Subscription Agreement Dated January 13, 2014. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on January 15, 2014.
10.15	Warrant. Incorporated by reference to Exhibit 4.1 on Form 8-K filed with the SEC on January 15, 2014.
10.16	Form of Unit Subscription. Incorporated by reference to Exhibit 10.18 on Form 10-Q filed with the SEC on February 14, 2014.
10.17	Loan Conversion Agreement. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on June 11, 2014.
10.18	Form of Unit Subscription. Incorporated by reference to Exhibit 10.22 on Form 10-K filed with the SEC on October 7, 2014.
10.19	2014 Equity Incentive Plan. Incorporated by reference to Exhibit 10.23 on Form 10-Q filed with the SEC on May 15, 2015.
10.20	Amendment to the Flux Power Holdings Inc. 2014 Equity Incentive Plan. *
10.21	Credit Facility Agreement. Incorporated by reference to Exhibit 10.01 on Form 8-K filed with the SEC on October 8, 2014
10.22	Loan Conversion Agreement. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on September 9, 2015.
10.23	Amendment to Loan Conversion Agreement by reference to Exhibit 10.2 on Form 8-K/A filed with the SEC on October 7, 2015.
10.24	Amendment No. 2 to the Loan Conversion Agreement by reference to Exhibit 10.1 on Form 8-K filed with the SEC on November 16, 2015.
10.25	Second Amendment to the Unrestricted and Open Line of Credit by reference to Exhibit 10.1 on Form 8-K filed with the SEC on January 5, 2016.
10.26	Third Amendment to the Unrestricted and Open Line of Credit by reference to Exhibit 10.1 on Form 8-K filed with the SEC on March 31, 2016.
10.27	Subscription Agreement by reference to Exhibit 10.1 on Form 8-K filed with the SEC on May 9, 2016
10.28	Fourth Amendment to the Unrestricted and Open Line of Credit by reference to Exhibit 10.1 on Form 8-K filed with the SEC on August 2, 2016.
10.29	Subscription Agreement by reference to Exhibit 10.1 on Form 8-K filed with the SEC on August 19, 2016
10.30	Fifth Amendment to the Unrestricted and Open Line of Credit by reference to Exhibit 10.1 on Form 8-K filed with the SEC on April 24, 2017.
10.31	Convertible Promissory Note dated April 27, 2017. Incorporate by reference to Exhibit 10.2 on Form 10-Q filed with the SEC on May 15, 2017.
10.321	Sixth Amendment to the Unrestricted and Open Line of Credit by reference to Exhibit 10.1 on Form 8-K filed with the SEC on July 3, 2017.
21.1	Subsidiaries. Incorporated by reference to Exhibit 21.1 on Form 8-K filed with the SEC on June 18, 2012.
31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.*
31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.*
32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.*
32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.*
101.INS	XBRL Instance Document (*)
101.SCH	XBRL Taxonomy Extension Schema (*)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (*)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (*)
101.LAB	XBRL Taxonomy Extension Label Linkbase (*)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (*)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Flux Power Holdings, Inc.

Dated: September 26, 2018	By:	/s/ Ronald F. Dutt
Ronald F. Dutt
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher Anthony	Chairman of the Board	September 26, 2018
Christopher Anthony

/s/ Ronald F. Dutt	Director, Chief Executive Officer,	September 26, 2018
Ronald F. Dutt	President and Chief Financial Officer (Principal Executive Officer and Principal Financial and Principal Accounting Officer)

/s/ Michael Johnson	Director	September 26, 2018
Michael Johnson

/s/ James Gevarges	Director	September 26, 2018
James Gevarges

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Flux Power Holdings, Inc.
Vista, California

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Flux Power Holdings, Inc. and its subsidiary (the Company) as of June 30, 2018 and 2017, the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Uncertainty to Continue as a Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and its total liabilities exceed its total assets. Additionally, the Company has incurred a significant accumulated deficit through June 30, 2018 and requires immediate additional financing to sustain its operations. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ SQUAR MILNER LLP

 We have served as the Company's auditor since 2012.

San Diego, California
September 26, 2018

FLUX POWER HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2018	June 30, 2017
ASSETS

Current assets:
Cash	$2,706,000	$121,000
Accounts receivable	946,000	80,000
Inventories, net	1,512,000	1,566,000
Other current assets	92,000	69,000
Total current assets	5,256,000	1,836,000

Other assets	26,000	26,000
Property, plant and equipment, net	87,000	59,000

Total assets	$5,369,000	$1,921,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$417,000	$367,000
Accrued expenses	474,000	259,000
Line of credit - related party	10,380,000	5,185,000
Convertible promissory note - related party	500,000	500,000
Accrued interest	931,000	239,000
Total current liabilities	12,702,000	6,550,000

Long term liabilities:
Customer deposits from related party	102,000	120,000

Total liabilities	12,804,000	6,670,000

Commitments and contingencies (Note 14)

Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 31,061,028 and 25,085,526 shares issued and outstanding at June 30, 2018 and 2017, respectively	31,000	25,000
Additional paid-in capital	19,196,000	14,923,000
Accumulated deficit	(26,662,000)	(19,697,000)

Total stockholders’ deficit	(7,435,000)	(4,749,000)

Total liabilities and stockholders’ deficit	$5,369,000	$1,921,000

The accompanying notes are an integral part of these consolidated financial statements.

FLUX POWER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended June 30,
	2018	2017
Net revenue	$4,118,000	$902,000
Cost of sales	4,913,000	1,622,000

Gross loss	(795,000)	(720,000)

Operating expenses:
Selling and administrative expenses	3,462,000	2,404,000
Research and development	1,956,000	1,052,000
Total operating expenses	5,418,000	3,456,000

Operating loss	(6,213,000)	(4,176,000)

Other income (expense):
Change in fair value of derivative liabilities	-	14,000
Interest expense	(752,000)	(273,000)

Net loss	$(6,965,000)	$(4,435,000)

Net loss per share - basic and diluted	$(0.27)	$(0.18)

Weighted average number of common shares outstanding - basic and diluted	25,394,262	24,544,605

The accompanying notes are an integral part of these consolidated financial statements.

FLUX POWER HOLDING, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Years Ended June 30, 2018 and 2017

	Common Stock
	Shares	Capital Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at June 30, 2016	20,938,000	$21,000	$13,383,000	$(15,262,000)	$(1,858,000)
Issuance of common stock – conversion of related party debt to equity	1,000,000	1,000	399,000	-	400,000
Issuance of common stock - services	46,000	-	19,000	-	19,000
Issuance of common stock - private placement transactions, net	2,938,000	3,000	1,072,000	-	1,075,000
Deferred financing costs related to debt modification	163,000	-	10,000	-	10,000
Stock based compensation	-	-	40,000	-	40,000
Net loss	-	-	-	(4,435,000)	(4,435,000)

Balance at June 30, 2017	25,085,000	25,000	14,923,000	(19,697,000)	(4,749,000)

Issuance of common stock - services	174,000	-	49,000	-	49,000
Issuance of common stock - private placement transactions, net	5,714,000	6,000	3,969,000	-	3,975,000
Warrants exchanged for common stock	88,000	-	-	-	-
Stock based compensation	-	-	255,000	-	255,000
Net loss	-	-	-	(6,965,000)	(6,965,000)

Balance at June 30, 2018	31,061,000	$31,000	$19,196,000	$(26,662,000)	$(7,435,000)

The accompanying notes are an integral part of these consolidated financial statements.

FLUX POWER HOLDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(6,965,000)	$(4,435,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	57,000	40,000
Change in fair value of warrant liability	-	(14,000)
Stock-based compensation	255,000	40,000
Stock issuance for services	49,000	19,000
Amortization of deferred financing costs	-	44,000
Amortization of debt discount	-	19,000
Changes in operating assets and liabilities:
Accounts receivable	(866,000)	2,000
Inventories	54,000	(1,364,000)
Other current assets	(23,000)	(37,000)
Accounts payable	51,000	(159,000)
Accrued expenses	214,000	30,000
Accrued interest	692,000	133,000
Customer deposits	(18,000)	(16,000)
Net cash used in operating activities	(6,500,000)	(5,698,000)

Cash flows from investing activities
Purchases of equipment	(85,000)	(53,000)
Net cash used in investing activities	(85,000)	(53,000)

Cash flows from financing activities:
Repayment of line of credit	-	(215,000)
Proceeds from the sale of common stock, net	3,975,000	1,075,000
Borrowings from line of credit - related party	5,195,000	4,385,000
Borrowings from convertible promissory note - related party	-	500,000
Net cash provided by financing activities	9,170,000	5,745,000

Net change in cash	2,585,000	(6,000)
Cash, beginning of period	121,000	127,000

Cash, end of period	$2,706,000	$121,000

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Conversion of related party debt to equity	$-	$400,000
Fair value of warrants exchanged for common stock	$-	$10,000
Stock issuance for services	$49,000	$19,000

The accompanying notes are an integral part of these consolidated financial statements.

FLUX POWER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018 and 2017

NOTE 1 - NATURE OF BUSINESS AND REVERSE STOCK SPLIT

Nature of Business

Flux Power Holdings, Inc. ("Flux") was incorporated in 1998 in the State of Nevada.  On June 14, 2012, we changed our name to Flux Power Holdings, Inc. Flux's operations are conducted through its wholly owned subsidiary, Flux Power, Inc. (“Flux Power”), a California corporation (collectively, the "Company").

The Company designs, develops and sells rechargeable lithium-ion energy storage systems for industrial applications, such as, electric fork lifts and airport ground support equipment. The Company has structured its business around its core technology, “The Battery Management System” (“BMS”). The Company’s BMS provides three critical functions to their battery systems: cell balancing, monitoring and error reporting. Using its proprietary management technology, the Company is able to offer complete integrated energy storage solutions or custom modular standalone systems to their customers. The Company has also developed a suite of complementary technologies and products that accompany their core products. Sales during the years ended June 30, 2018 and 2017 were primarily to customers located throughout the United States.

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

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred an accumulated deficit of $26,662,000 through June 30, 2018 and a net loss of $6,965,000 for the year ended June 30, 2018. To date, our revenues and operating cash flows have not been sufficient to sustain our operations and we have relied on debt and equity financing to fund our operations. These factors raise substantial doubt about our ability to continue as a going concern for the twelve months following the date of our Annual Report on Form 10-K, September 26, 2018. Our ability to continue as a going concern is dependent upon our ability to raise additional capital on a timely basis until such time as revenues and related cash flows are sufficient to fund our operations.

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

We currently have a line of credit facility with our largest shareholder with a maximum principal amount available of $10,000,000. As of June 30, 2018 and September 26, 2018, an aggregate of $2,025,000 for both periods, respectively was available for future draws at the lender’s discretion. The related party credit facility matures on January 31, 2019, but may be further extended by the lender (see Note 6).

   We are also party to an additional line of credit facility with Esenjay which has a maximum borrowing amount of $5,000,000 and matures on March 31, 2019. The outstanding principal balance of the related party credit facility was $2,405,000 as of June 30, 2018 and September 26, 2018 for both periods, respectively with $2,595,000 available for future draws at the lender’s discretion.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as certain financial statement disclosures. Significant estimates include valuation allowances relating to inventory and deferred tax assets. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from these estimates.

Cash and Cash Equivalents

As of June 30, 2018, cash totaled approximately $2,706,000 and consists of funds held in a non-interest bearing bank deposit account. The Company considers all liquid short-term investments with maturities of less than three months when acquired to be cash equivalents. The Company had no cash equivalents at June 30, 2018 and 2017.

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

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. The Company has not experienced collection issues related to its accounts receivable, and has not recorded an allowance for doubtful accounts during the fiscal year ended June 30, 2018 and 2017.

Inventories

Inventories consist primarily of battery management systems and the related subcomponents, and are stated at the lower of cost (first-in, first-out) or net realizable value. The Company evaluates inventories to determine if write-downs are necessary due to obsolescence or if the inventory levels are in excess of anticipated demand at market value based on consideration of historical sales and product development plans. The Company recorded an adjustment related to obsolete inventory in the amount of approximately $27,000 and $56,000 during the years ended June 30, 2018 and 2017, respectively.

We reviewed our inventory valuation with regards to our gross loss for the fiscal year ended June 30, 2018. The gross loss was due to factors related to new product launch of the GSE packs, such as low volume, early higher cost designs, and limited sourcing as we have seen with the launch of the LiFT Packs. As sales volumes rise we are seeing increased margins. As such, we do not believe the gross loss would require any write-downs to inventory on hand.

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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, price is fixed or determinable, and collectability of the selling price is reasonably assured. Delivery occurs when risk of loss is passed to the customer, as specified by the terms of the applicable customer agreements. When a product is sold on consignment, the item remains in our inventory and revenue is not recognized until the product is ultimately sold to the end user. When a right of return exists, contractually or implied, the Company recognizes when the product is sold through to the end user. As of June 30, 2018 and 2017, the Company did not have any deferred revenue.

Product Warranties

The Company evaluates its exposure to product warranty obligations based on historical experience. Our products, primarily lift equipment packs, are warrantied for five years unless modified by a separate agreement. As of June 30, 2018 and 2017, the Company carried warranty liability of approximately $158,000 and $85,000, respectively, which is included in accrued expenses on the Company’s consolidated balance sheets.

Impairment of Long-lived Assets

In accordance with authoritative guidance for the impairment or disposal of long-lived assets, if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through the undiscounted future operating cash flows.

If impairment is indicated, the Company measures the amount of such impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset. The Company believes that no impairment indicators were present, and accordingly no impairment losses were recognized during the fiscal years ended June 30, 2018 and 2017.

Research and Development

The Company is actively engaged in new product development efforts. Research and development cost relating to possible future products are expensed as incurred.

Income Taxes

Pursuant to FASB ASC Topic No. 740, Income Taxes, deferred tax assets or liabilities are recorded to reflect the future tax consequences of temporary differences between the financial reporting basis of assets and liabilities and their tax basis at each year-end. These amounts are adjusted, as appropriate, to reflect enacted changes in tax rates expected to be in effect when the temporary differences reverse. The Company has analyzed filing positions in all of the federal and state jurisdictions where the Company is required to file income tax returns, as well as all open tax years in these jurisdictions. As a result, no unrecognized tax benefits have been identified as of June 30, 2018 or June 30, 2017, and accordingly, no additional tax liabilities have been recorded.

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

For the years ended June 30, 2018 and 2017, basic and diluted weighted-average common shares outstanding were 25,394,262 and 24,544,605, respectively. The Company incurred a net loss for the years ended June 30, 2018 and 2017, and therefore, basic and diluted loss per share for each fiscal year are the same because the inclusion of potential common equivalent shares were excluded from diluted weighted-average common shares outstanding during the period, as the inclusion of such shares would be anti-dilutive. The total potentially dilutive common shares outstanding at June 30, 2018 and 2017, excluded from diluted weighted-average common shares outstanding, which include common shares underlying outstanding convertible debt, stock options and warrants, were 16,109,214 and 12,607,853, respectively.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation, (Topic 718):  Improvements to Employee Share-Based Payment Accounting, which will simplify how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as, classification in the statement of cash flows.  This pronouncement is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We adopted ASU No. 2016-09 for the year ended June 30, 2018 and is reflected in the accompanying consolidated financial statements.

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

In 2014, the FASB issued Accounting Standards update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 specifies a comprehensive model to be used in accounting for revenue arising from contracts with customers, and supersedes most of the current revenue recognition guidance, including industry-specific guidance. The FASB subsequently issued amendments to ASU No. 2014-09 that have the same effective date and transition date. It applies to all contracts with customers except those that are specifically within the scope of other FASB topics, and certain of its provisions also apply to transfers of nonfinancial assets, including in-substance nonfinancial assets that are not an output of an entity’s ordinary activities. The core principal of the model is that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the transferring entity expects to be entitled in exchange. To apply the revenue model, an entity will:  1) identify the contract(s) with a customer, 2) identify the performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract, and 5) recognize revenue when (or as) the entity satisfies a performance obligation. For public companies, ASU 2014-09 is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Upon adoption, entities can choose to use either a full retrospective or modified approach, as outlined in ASU 2014-09. As compared with current GAAP, ASU 2014-09 requires significantly more disclosures about revenue recognition. These new standards became effective for us on July 1, 2018, and will be adopted using the modified retrospective method through a cumulative-effect adjustment directly to retained earnings as of that date, as applicable. Based on our assessment of the impact that these new standards will have on our consolidated results of operations, financial position and disclosures completed to date, we have not identified any accounting changes that would materially impact the amount of reported revenues with respect to our revenues, or the timing of such revenues; however, certain changes are required for financial statement disclosure purposes.

NOTE 4 - INVENTORIES

Inventories consist of the following:

	June 30, 2018	June 30, 2017
Raw materials	$807,000	$445,000
Work in process	333,000	251,000
Finished goods	372,000	870,000
Total Inventories	$1,512,000	$1,566,000

Inventories consist primarily of our energy storage systems and the related subcomponents, and are stated at the lower of cost or net realizable value. Inventory held at consignment locations is included in our finished goods inventory and totaled $14,000 and $32,000 as of June 30, 2018 and June 30, 2017, respectively.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of the following:

	June 30, 2018	June 30, 2017
Vehicles	$1,000	$1,000
Machinery and equipment	112,000	84,000
Office equipment	162,000	133,000
Furniture and Equipment	39,000	36,000
Leasehold improvements	34,000	10,000
	348,000	264,000
Less: Accumulated depreciation	(261,000)	(205,000)
Property, plant and equipment, net	$87,000	$59,000

Depreciation expense was approximately $57,000 and $40,000, for the years ended June 30, 2018 and 2017, respectively, and is included in selling and administrative expenses in the accompanying consolidated statements of operations.

NOTE 6 - RELATED PARTY DEBT AGREEMENTS

Esenjay Credit Facilities

Between October 2011 and September 2012, the Company entered into three debt agreement with Esenjay. Esenjay is deemed to be a related party as Mr. Michael Johnson, the beneficial owner and director of Esenjay is a current member of our board of directors and a major shareholder of the Company (owning approximately 52% of our outstanding common shares as of June 30, 2018). The three debt agreements consisted of a Bridge Loan Promissory Note, a Secondary Revolving Promissory Note and an Unrestricted Line of Credit (collectively, the “Loan Agreements”). On December 31, 2015, the Bridge Loan Promissory Note and the Secondary Revolving Promissory Note expired leaving the Unrestricted Line of Credit, available for future draws.

The Unrestricted Line of Credit has a maximum borrowing amount of $10,000,000, is convertible at a rate of $0.60 per share, bears interest at 8% per annum and matures on January 31, 2019. Advances under the Unsecured Line of Credit are subject to Esenjay's approval.

On December 29, 2015, we entered into a Second Amendment to the Unrestricted Line of Credit (“Second Amendment”), with Esenjay which modified certain terms of the Unrestricted Line of Credit resulting in approximately $310,000 of debt issuance costs, and accordingly, was amortized over the remaining seven-month term through July 30, 2016, at which time it was fully amortized. During the year ended June 30, 2017 we recorded approximately $44,000 of deferred financing amortization costs, which is included in interest expense in the accompanying consolidated statements of operations.

The outstanding principal balance of the Unrestricted Line of Credit as of June 30, 2018 was $7,975,000, convertible at $0.60 per share or 13,291,667 shares of common stock, resulting in a remaining $2,025,000 available for future draws under this agreement, subject to lender’s approval.  During the years ended June 30, 2018 and 2017, the Company recorded approximately $587,000 and $162,000, respectively of interest expense in the accompanying consolidated statements of operations related to the Unrestricted Line of Credit.

On March 22, 2018, Flux Power entered into a credit facility agreement with Esenjay with a maximum borrowing amount of $5,000,000. Proceeds from the credit facility are to be used to purchase inventory and related operational expenses and accrue interest at a rate of 15% per annum (the “Inventory Line of Credit”). The outstanding balance of the Inventory Line of Credit and accrued interest is due and payable on March 31, 2019. Funds received from Esenjay since December 5, 2017 were transferred to the Inventory Line of Credit resulting in $2,405,000 outstanding as of June 30, 2018 and $2,595,000 available for future draws, subject to the lender’s approval.

As of June 30, 2018 and 2017, the Company had approximately $931,000 and $239,000, respectively of accrued interest associated with such credit facilities.

Shareholder Convertible Promissory Note

On April 27, 2017, we formalized an oral agreement for advances totaling $500,000, received from a shareholder (“Shareholder”) into a written Convertible Promissory Note (the “Convertible Note”). Borrowings under the Convertible Note accrue interest at 12% per annum, with all unpaid principal and accrued interest due and payable on October 27, 2018. In addition, at any time commencing on or after the date that is six (6) months from the issue date, at the election of Shareholder, all or any portion of the outstanding principal, accrued but unpaid interest and/or late charges under the Convertible Note may be converted into shares of the Company’s common stock at a conversion price of $1.20 per share. As a result, the Convertible Note is convertible into 485,345 and 416,667 shares of common stock at June 30, 2018 and June 30, 2017, respectively. During the year ended June 30, 2018 and 2017, the Company recorded approximately $60,000 and $22,000, respectively of interest expense in the accompanying consolidated statements of operations related to the Unrestricted Line of Credit.

As of June 30, 2018 and 2017, the Company had approximately $82,000 and $22,000, respectively of accrued interest associated with the Convertible Note.

NOTE 7 - LINE OF CREDIT AND RELATED WARRANTS

In connection with a 2014 line of credit, the Company granted a warrant to the Lender to purchase a certain number of shares of common stock of the Company equal to the outstanding advances under the Line of Credit divided by the conversion price of $1.20, for a term of five years, at an exercise price per share equal to $2.00. Accordingly, in connection with the advance of $215,000, Lender is entitled to purchase up to 179,167 shares of common stock upon exercise of the warrant at $2.00 per share. The Lender has no other material relationship with the Company or its affiliates. The estimated relative fair value of warrants issued in connection with advances under the Line of Credit is recorded as a debt discount and is amortized as additional interest expense over the term of the underlying debt. The Company recorded debt discount of approximately $85,000 based on the relative fair value of these warrants. In addition, as the effective conversion price of the debt was less than the market price of the underlying common stock on the date of issuance, the Company recorded additional debt discount of approximately $80,000 related to the beneficial conversion feature. As of June 30, 2017, the Line of Credit has been paid in full. During the year ended June 30, 2017 the Company recorded approximately $19,000 of debt discount amortization, which is included in interest expense in the accompanying consolidated statements of operations.

NOTE 8 - STOCKHOLDERS’ DEFICIT

Private Placements – Fiscal 2017 and 2018

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

The initial closing of the Offering in May 2016 at a price of $0.40 per share triggered an anti-dilution provision for warrant holders under our 2012 Private Placement pursuant to which an aggregate of 290,735 shares of common stock may be purchased upon exercise. As a result, the exercise price of such warrants was reduced from $2.69 to $1.55 per share. The remaining terms, including expiration dates, of all effected warrants remain unchanged. The modified exercise price of the warrants to $1.55 resulted in a repricing modification charge of $12,000 that was recorded as a cost of capital raised in connection with the offering.

In March 2018, our Board of Directors approved a private placement of up to 5,714,286 shares of our common stock to select accredited investors for a total amount of $4,000,000, or $0.70 per share of common stock (“Offering”). As of June 30, 2018, all 5,714,286 shares of our common stock were sold to accredited investors at $0.70 per share for a total gross proceeds of $4,000,000. The securities in the Offering were offered and sold to accredited investors in reliance upon exemptions from registration pursuant to Section 4(a)(2) of the Securities Act and Rule 506 promulgated thereunder.

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

Effective April 1, 2017, we entered into a renewal contract (the “2017 Renewal”) with CGL to provide investor relations services for 12 months in exchange for monthly fees of $3,500 per month and 7,777 shares of restricted common stock per month, issued on a quarterly basis. In relation to the 2017 Renewal, we issued 23,333 and 69,999 shares of common stock, during Fiscal 2017 and Fiscal 2018, respectively. The common stock was valued at $0.45 per share or $10,500 and $31,500, during Fiscal 2017 and Fiscal 2018, respectively. The 2017 Renewal is cancelable upon 60 days written notice.

Effective April 1, 2018, we entered into another renewal contract (the “2018 Renewal”) with CGL to provide investor relations services for 12 months in exchange for monthly fees of $4,500 and 34,840 shares of restricted common stock, issued on a quarterly basis. During the three months ended June 30, 2018, we issued 8,710 shares of common stock to CGL valued at $1.55 per share or $13,500. The 2018 Renewal is cancelable upon 60 days written notice.

Shenzhen Reach Investment Development Co. (“SRID”). On March 14, 2018, we entered into a consulting agreement with SRID to assist us with identifying strategic partners, suppliers and manufacturers in China for a term of 12 months. Included with the services is a two-week trip to China to meet with potential manufacturers, which took place in April 2018. In consideration for the services, we agreed to issue to SRID, up to 174,672 shares of restricted common stock valued at approximately $80,000 over the course of the 12-month term. As of June 30, 2018, 86,900 shares have been issued.

Warrant Activity

Warrant detail for the year ended June 30, 2018 is reflected below:

	Number of Warrants	Weighted Average Exercise Price Per Warrant	Remaining Contract Term (# years)
Warrants outstanding and exercisable at June 30, 2017	2,342,590	$1.97	0.12 - 1.55
Warrants issued	-	$-	-
Warrants exchanged	(141,643)	$0.60	-
Warrants expired	(460,157)	$2.15	-
Warrants outstanding and exercisable at June 30, 2018	1,740,790	$2.03	0.74

Warrant detail for the year ended June 30, 2017 is reflected below:

	Number of Warrants	Weighted Average Exercise Price Per Warrant	Remaining Contract Term (# years)
Warrants outstanding and exercisable at June 30, 2016	2,804,010	$2.00	0.39 - 2.50
Warrants exchanged	(271,420)	$1.40	-
Warrants expired	(190,000)	$3.00	-
Warrants outstanding and exercisable at June 30, 2017	2,342,590	$1.97	0.12 - 1.55

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

Activity in stock options during the year ended June 30, 2018 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2017	716,277	$1.10	7.09
Granted	2,925,106	0.78
Exercised	-
Forfeited and cancelled	(96,910)	$0.57
Outstanding at June 30, 2018	3,544,473	$0.83	8.87
Exercisable at June 30, 2018	1,356,806	$0.74	7.71

Activity in stock options during the year ended June 30, 2017 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2016	900,402	$1.13
Granted	-
Exercised	-
Forfeited and cancelled	(184,125)	$1.63
Outstanding at June 30, 2017	716,277	$1.10	7.09
Exercisable at June 30, 2017	589,476	$1.11	6.80

Stock-based compensation expense recognized in our consolidated statements of operations for the year ended June 30, 2018 and 2017, includes compensation expense for stock-based options and awards granted based on the grant date fair value. For options and awards granted, expenses are amortized under the straight-line method over the expected vesting period. Stock-based compensation expense recognized in the consolidated statements of operations has been reduced for estimated forfeitures of options that are subject to vesting. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

 Our average stock price during the year ended June 30, 2018, was $0.57, and as a result the intrinsic value of the exercisable options at June 30, 2018, was $107,000.

We allocated stock-based compensation expense included in the consolidated statements of operations for employee option grants and non-employee option grants as follows:

Years ended June 30,	2018	2017
Research and development	$96,000	$13,000
General and administrative	159,000	27,000
Total stock-based compensation expense	$255,000	$40,000

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. The fair value of stock options was measured at the grant date using the assumptions (annualized percentages) in the table below:

	2018	2017
Expected volatility	138% -143%	100%
Risk free interest rate	1.76% - 2.63%	1.31%
Forfeiture rate	20% -2 3%	17%-24%
Dividend yield	0%	0%
Expected term (years)	5	3

The remaining amount of unrecognized stock-based compensation expense at June 30, 2018 relating to outstanding stock options, is approximately $1,338,000, which is expected to be recognized over the weighted average period of 2.10 years.

NOTE 9 - INCOME TAXES

Pursuant to the provisions of FASB ASC Topic No. 740 Income Taxes (“ASC 740”), deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income taxes has been made in the accompanying statement of operations because no recoverable taxes were paid previously. Significant components of the Company’s net deferred tax assets at June 30, 2018 and 2017 are shown below. A valuation allowance of approximately $8,589,000 and $9,927,000 has been established to offset the net deferred tax assets as of June 30, 2018 and 2017, respectively, due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets.

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

	Year Ended June 30,
	2018	2017
Deferred Tax Assets:
Net operating loss carryforwards	$7,333,000	$8,126,000
Stock compensation	1,160,000	1,646,000
Other, net	96,000	155,000
Net deferred tax assets	8,589,000	9,927,000
Valuation allowance for deferred tax assets	(8,589,000)	(9,927,000)
Net deferred tax assets	$-	$-

At June 30, 2018, the Company had unused net operating loss carryovers of approximately $26,837,000 and $26,794,000 that are available to offset future federal and state taxable income, respectively. These operating losses begin to expire in 2030.

The provision for income taxes on earnings subject to income taxes differs from the statutory federal rate at June 30, 2018 and 2017, due to the following:

	Year Ended June 30,
	2018	2017
Federal income taxes at 21% and 34%, respectively	$(1,915,000)	$(1,508,000)
State income taxes, net	(446,000)	(392,000)
Permanent differences and other	345,000	83,000
Change in the estimated fair market value of derivatives	-	6,000
Other true ups, if any	(206,000)	(9,000)
Change in federal tax rate	3,560,000	-
Change in valuation allowance	(1,338,000)	1,820,000
Provision for income taxes	$-	$-

Internal Revenue Code Sections 382 limits the use of our net operating loss carryforwards if there has been a cumulative change in ownership of more than 50% within a three-year period.  The Company has not yet completed a Section 382 net operating loss analysis. In the event that such analysis determines there is a limitation on the use on net operating loss carryforwards to offset future taxable income, the recorded deferred tax asset relating to such net operating loss carryforwards will be reduced. However, as the Company has recorded a full valuation allowance against its net deferred tax assets, there is no impact on the Company’s consolidated financial statements as of June 30, 2018 and 2017.

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

In accordance with ASC 740, there are no unrecognized tax benefits as of June 30, 2018 or June 30, 2017.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“Tax Act”). The legislation significantly changes U.S. tax law by, among other things, reducing the US federal corporate tax rate from 35% to 21%, repealing the alternative minimum tax, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries.

Pursuant to the SEC’s Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), given the amount and complexity of the changes in the tax law resulting from the tax legislation, the Company has not finalized the accounting for the income tax effects of the tax legislation related to the remeasurement of deferred taxes and provisional amounts recorded related to the transition tax. The impact of the tax legislation may differ from the estimate, during the one-year measurement period due to, among other things, further refinement of the Company’s calculations, changes in interpretations and assumptions the Company has made, guidance that may be issued and actions the Company may take as a result of the tax legislation.

We have remeasured our deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21% plus state and local tax. The Company recorded a provisional decrease related to our deferred tax assets and liabilities of $3.6 million as a result of the tax rate decrease, with a corresponding adjustment to our valuation allowance for the year ended June 30, 2018.

NOTE 10 - OTHER RELATED PARTY TRANSACTIONS

The Company subleases office and manufacturing space to Epic Boats (an entity founded and controlled by Chris Anthony, our board member and former Chief Executive Officer) in our facility in Vista, California pursuant to a month-to-month sublease agreement.  Pursuant to this agreement, Epic Boats pays Flux Power 10% of facility costs through the end of our lease agreement.

The Company received $18,000 and $16,000 during the years ended June 30, 2018 and 2017, respectively, from Epic Boats under the sublease rental agreement which is recorded as a reduction to rent expense and the customer deposits discussed below.

As of June 30, 2018 and June 30, 2017, customer deposits totaling approximately $102,000 and $120,000, respectively, related to such products were recorded in the accompanying consolidated balance sheets. There were no receivables outstanding from Epic Boats as of June 30, 2018 and June 30, 2017.

NOTE 11 - CONCENTRATIONS

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and unsecured trade accounts receivable. The Company maintains cash balances at a financial institution in San Diego, California. Our cash balance at this institution is secured by the Federal Deposit Insurance Corporation up to $250,000. As of June 30, 2018, cash totaled approximately $2,706,000, which consists of funds held in a non-interest bearing bank deposit account. The Company has not experienced any losses in such accounts. Management believes that the Company is not exposed to any significant credit risk with respect to its cash.

Customer Concentrations

During the year ended June 30, 2018, we had two major customers that each represented more than 10% of our revenues on an individual basis, or approximately $3,181,000 or 77% of our total revenues.

During the year ended June 30, 2017, we had three major customers that each represented more than 10% of our revenues on an individual basis, or approximately $524,000 or 58% of our total revenues.

Suppliers/Vendor Concentrations

We obtain a limited number of components and supplies included in our products from a small group of suppliers. During the year ended June 30, 2018 we had three suppliers who accounted for more than 10% of our total purchases, on an individual basis. Purchases for these three suppliers totaled $2,285,000 or 50% of our total purchases.

During the year ended June 30, 2017 we had three suppliers who accounted for more than 10% of our total purchases, on an individual basis. Purchases for these three suppliers totaled $1,665,000 or 57% of our total purchases.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

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

Operating Leases

 The Company’s corporate headquarters totals 22,054 square feet and is located in Vista, California.  Effective February 25, 2014, the Company entered into a two-year lease agreement for this facility with average monthly rent payments of approximately $12,000 per month and paid a security deposit of $25,000, or approximately 2 months of rent. Our lease was subsequently amended resulting in average rent expense of $14,000 per month and expiring on May 31, 2018. A third amendment to the lease in May 2018 extended the lease to May 31, 2019 with an average rent expense of approximately $15,000 per month.

The Company also subleases space to a related party, Epic Boats, on a month-to-month basis at a rate of 10% of lease expense.

Total rent expense was $160,000 and $140,000 for the years ended June 30, 2018 and 2017, respectively, net of sublease income.

NOTE 13 - SUBSEQUENT EVENTS

On July 25, 2018, our Board of Directors granted Ronald F. Dutt, our chief executive officer president, chief financial officer, and corporate secretary, options to purchase 335,264 shares of our common stock with an exercise price equal to $1.98 per share and will vest quarterly over a two-year period following the date of grant and expire on July 25, 2028. The exercise price is equal to the fair market value of our common stock, which is $1.98 per share based on our 30 day volume-weighted average price on July 25, 2018. The options were issued under the 2014 Equity Incentive Plan.