Form 10-Q
period 2018-09-30
Flux Power Holdings, Inc.
filed 2018-11-13
CIK 1083743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 13, 2018
Common Stock, $0.001 par value	46,932,368

FLUX POWER HOLDINGS, INC.

FORM 10-Q
For the Quarterly Period Ended September 30, 2018

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

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
●	“SEC” refers to the Securities and Exchange Commission; and
●	“Securities Act” refers to the Securities Act of 1933, as amended.

PART I - Financial Information

Item 1. Financial Statements

FLUX POWER HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018 (Unaudited)	June 30, 2018

ASSETS

Current assets:
Cash	$504,000	$2,706,000
Accounts receivable	551,000	946,000
Inventories	2,569,000	1,512,000
Other current assets	77,000	92,000
Total current assets	3,701,000	5,256,000

Other assets	26,000	26,000
Property, plant and equipment, net	120,000	87,000

Total assets	$3,847,000	$5,369,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$730,000	$417,000
Accrued expenses	371,000	391,000
Line of credit - related party	10,380,000	10,380,000
Convertible promissory note - related party	500,000	500,000
Accrued interest	1,288,000	1,014,000
Total current liabilities	13,269,000	12,702,000

Long term liabilities:
Customer deposits from related party	98,000	102,000

Total liabilities	13,367,000	12,804,000

Stockholders’ deficit:

Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 31,110,783 and 31,060,028 shares issued and outstanding at September 30, 2018 and June 30, 2018, respectively	31,000	31,000
Additional paid-in capital	19,512,000	19,196,000
Accumulated deficit	(29,063,000)	(26,662,000)

Total stockholders’ deficit	(9,520,000)	(7,435,000)

Total liabilities and stockholders’ deficit	$3,847,000	$5,369,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,
	2018	2017
Net revenue	$1,835,000	$153,000
Cost of sales	1,817,000	314,000

Gross profit (loss)	18,000	(161,000)

Operating expenses:
Selling and administrative expenses	1,483,000	671,000
Research and development	662,000	478,000
Total operating expenses	2,145,000	1,149,000

Operating loss	(2,127,000)	(1,310,000)

Other income (expense):
Interest expense	(274,000)	(136,000)

Net loss	$(2,401,000)	$(1,446,000)

Net loss per share - basic and diluted	$(0.08)	$(0.06)

Weighted average number of common shares outstanding - basic and diluted	31,068,411	25,086,794

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(2,401,000)	$(1,446,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	11,000	12,000
Stock-based compensation	164,000	11,000
Stock issuance for services	152,000	12,000
Changes in operating assets and liabilities:
Accounts receivable	395,000	6,000
Inventories	(1,057,000)	(190,000)
Other current assets	15,000	45,000
Accounts payable	313,000	(94,000)
Accrued expenses	(20,000)	(58,000)
Accrued interest	274,000	158,000
Customer deposits	(4,000)	(5,000)
Net cash used in operating activities	(2,158,000)	(1,549,000)

Cash flows from investing activities
Purchases of equipment	(44,000)	(27,000)
Net cash used in investing activities	(44,000)	(27,000)

Cash flows from financing activities:
Borrowings from line of credit - related party debt	-	1,495,000
Net cash provided by financing activities	-	1,495,000

Net change in cash	(2,202,000)	(81,000)
Cash, beginning of period	2,706,000	121,000

Cash, end of period	$504,000	$40,000

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Stock issuance for services	$152,000	$12,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
(Unaudited)

NOTE 1 - NATURE OF BUSINESS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) applicable to interim reports of companies filing as a smaller reporting company. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018 filed with the SEC on September 26, 2018. In the opinion of management, the accompanying condensed consolidated interim financial statements include all necessary adjustments. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or any other future period. Certain notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Company’s Annual Report on Form 10-K have been omitted. The accompanying condensed consolidated balance sheet at June 30, 2018 has been derived from the audited balance sheet at June 30, 2018 contained in such Form 10-K.

Nature of Business

Flux Power Holdings, Inc. designs, develops and sells rechargeable advanced lithium-ion batteries for industrial equipment. As used herein, the terms “we”, “us”, “our”, “Flux” and “Company” refer to Flux Power Holdings, Inc. and our wholly owned subsidiary, Flux Power, Inc. (“Flux Power”), unless otherwise indicated. We have structured our business around our core technology, the “Battery Management System” (“BMS”). Our BMS provides three critical functions to our battery systems: cell balancing, monitoring and error reporting. Using our proprietary management technology, we are able to offer complete integrated energy storage solutions or custom modular standalone systems to our customers. We have also developed a suite of complementary technologies and products that accompany our core products. Sales have been primarily to customers located throughout the United States.

NOTE 2 – LIQUIDITY AND GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred an accumulated deficit of $29,063,000 through September 30, 2018, and a net loss of $2,401,000 for the three months ended September 30, 2018. To date, our revenues and operating cash flows have not been sufficient to sustain our operations and we have relied on debt and equity financing to fund our operations. These factors raise substantial doubt about our ability to continue as a going concern for the twelve months following the filing date of this Quarterly Report on Form 10-Q. Our ability to continue as a going concern is dependent upon our ability to raise additional capital on a timely basis until such time as revenues and related cash flows are sufficient to fund our operations.

Management has undertaken steps to improve operations with the goal of sustaining our operations. These steps include (a) developing additional products to serve the Class 1 and Class 2 industrial equipment markets; and (b) expand our sales force throughout the United States. In that regard, we have increased our research and development efforts to focus on completing the development of energy storage solutions that can be used on larger forklifts and have also doubled our sales force since December 2016 with personnel having significant experience in the industrial equipment handling industry. Those efforts have resulted in evaluations of battery packs on larger forklifts and ground support equipment (“GSE”) along with commercial sales of GSE packs.

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

We intend to continue to seek capital through the sale of equity securities through private placements, convertible debt placements and the utilization of our existing related-party credit facility.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company's significant accounting policies are described in Note 3, "Summary of Significant Accounting Policies," in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2018. There have been no material changes in these policies or their application.

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

For the three months ended September 30, 2018 and 2017, basic and diluted weighted-average common shares outstanding were 31,068,411 and 25,086,794, respectively. The Company incurred a net loss for the three months ended September 30, 2018 and 2017, and therefore, basic and diluted loss per share for the periods are the same because the inclusion of potential common equivalent shares were excluded from diluted weighted-average common shares outstanding during the period, as the inclusion of such shares would be anti-dilutive. The total potentially dilutive common shares outstanding at September 30, 2018 and 2017, excluded from diluted weighted-average common shares outstanding, which include common shares underlying outstanding convertible debt, stock options and warrants, were 18,745,125 and 15,050,184, respectively.

Recent Accounting Pronouncements Not Yet Adopted

On June 20, 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 is intended to reduce the cost and complexity and to improve financial reporting for share-based payments to nonemployees for goods and services. The amendments in ASU 2018-07 are effective for fiscal years beginning after December 15, 2018, including interim periods therein.

Management has considered all recent accounting pronouncements issued since the last audit of the Company’s consolidated financial statements, and believes that these recent pronouncements will not have a material effect on the Company’s condensed consolidated financial statements.

NOTE 4 - RELATED PARTY DEBT AGREEMENTS

Esenjay Credit Facilities

Between October 2011 and September 2012, the Company entered into three debt agreements with Esenjay. Esenjay is deemed to be a related party as Mr. Michael Johnson, the beneficial owner and director of Esenjay, is a current member of our board of directors and a major shareholder of the Company (owning approximately 52% of our outstanding common shares as of September 30, 2018). The three debt agreements consisted of a Bridge Loan Promissory Note, a Secondary Revolving Promissory Note and an Unrestricted Line of Credit (collectively, the “Loan Agreements”). On December 31, 2015, the Bridge Loan Promissory Note and the Secondary Revolving Promissory Note expired, leaving the Unrestricted Line of Credit available for future draws.

The Unrestricted Line of Credit has a maximum borrowing amount of $10,000,000, is convertible at a rate of $0.60 per share, bears interest at 8% per annum and matures on January 31, 2019. Advances under the Unsecured Line of Credit are subject to Esenjay's approval.

The outstanding principal balance of the Unrestricted Line of Credit as of September 30, 2018 was $7,975,000, convertible at $0.60 per share or 13,291,667 shares of common stock, resulting in a remaining $2,025,000 available for future draws under this agreement, subject to lender’s approval.  During the three months ended September 30, 2018 and 2017, the Company recorded approximately $161,000 and $121,000, respectively of interest expense in the accompanying condensed consolidated statements of operations related to the Unrestricted Line of Credit.  The Unrestricted Line of Credit was converted to common stock in October 2018 (see Note 8).

On March 22, 2018, Flux Power entered into a credit facility agreement with Esenjay with a maximum borrowing amount of $5,000,000. Proceeds from the credit facility are to be used to purchase inventory and related operational expenses and accrue interest at a rate of 15% per annum (the “Inventory Line of Credit”). The outstanding balance of the Inventory Line of Credit and accrued interest is due and payable on March 31, 2019. Funds received from Esenjay since December 5, 2017 were transferred to the Inventory Line of Credit resulting in $2,405,000 outstanding as of September 30, 2018 and $2,595,000 available for future draws, subject to the lender’s approval. During the three months ended September 30, 2018, the Company recorded approximately $91,000 of interest expense in the accompanying condensed consolidated statements of operations related to the Inventory Line of Credit.

Shareholder Convertible Promissory Note

On April 27, 2017, we formalized an oral agreement for advances totaling $500,000, received from a shareholder (“Shareholder”) into a written Convertible Promissory Note (the “Convertible Note”). Borrowings under the Convertible Note accrue interest at 12% per annum, with all unpaid principal and accrued interest due and payable on October 27, 2018. In addition, at any time commencing on or after the date that is six (6) months from the issue date, at the election of Shareholder, all or any portion of the outstanding principal, accrued but unpaid interest and/or late charges under the Convertible Note may be converted into shares of the Company’s common stock at a conversion price of $1.20 per share; provided, however, the Shareholder shall not have the right to convert any portion of the Convertible Note to the extent that the Shareholder would beneficially own in excess of 5% of the total number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon conversion of the Convertible Note.  During the three months ended September 30, 2018, we recorded approximately $15,000 of interest expense in the accompanying condensed consolidated statements of operations related to the Convertible Note.  The Convertible Note was converted to common stock in October 2018 (see Note 8).

NOTE 5 - STOCKHOLDERS’ DEFICIT

Advisory Agreements

Catalyst Global LLC. Effective April 1, 2018, we entered into a renewal contract (the “2018 Renewal”) with Catalyst Global LLC to provide investor relations services for 12 months in exchange for monthly fees of $4,500 per month and 34,840 shares of restricted common stock per quarter. During the three months ended September 30, 2018, we issued 8,710 shares of common stock valued at $2.01 per share or $17,507. The 2018 Renewal is cancelable upon 60 days written notice.

Shenzhen Reach Investment Development Co. (“SRID”). On March 14, 2018, we entered into a consulting agreement with SRID to assist us with identifying strategic partners, suppliers and manufacturers in China for a term of 12 months. Included with the services is a two-week trip to China to meet with potential manufacturers, which took place in April 2018. In consideration for the services, we agreed to issue to SRID, up to 174,672 shares of restricted common stock valued at approximately $80,000 over the course of the 12-month term. As of September 30, 2018, 116,158 shares have been issued.

Warrant Activity

Warrant detail is reflected below:

	Number	Weighted Average Exercise Price Per Share	Remaining Contract Term (# years)
Shares purchasable under outstanding warrants at June 30, 2018	1,740,790	$2.03	0.74
Stock purchase warrants exercised	(40,000)	$2.00	-
Shares purchasable under outstanding warrants at September 30, 2018	1,700,790	$2.03	0.47

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

Activity in stock options during the three months ended September 30, 2018 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2018	3,544,473	$0.83	8.87
Granted	335,264
Exercised	-
Forfeited and cancelled	103,125
Outstanding at September 30, 2018	3,766,612	$0.94	8.33
Exercisable at September 30, 2018	1,609,667	$0.77	7.99

Activity in stock options during the three months ended September 30, 2017 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2017	716,277	$1.01
Granted	-
Exercised	-
Forfeited and cancelled	-
Outstanding at September 30, 2017	716,277	$1.01	6.83
Exercisable at September 30, 2017	612,623	$1.09	6.60

Stock-based compensation expense recognized in our condensed consolidated statements of operations for the three months ended September 30, 2018 and 2017, includes compensation expense for stock-based options and awards granted based on the grant date fair value. For options and awards granted, expenses are amortized under the straight-line method over the expected vesting period. Stock-based compensation expense recognized in the condensed consolidated statements of operations has been reduced for estimated forfeitures of options that are subject to vesting. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Our average stock price during the three months ended September 30, 2018 was $2.27 and as a result the intrinsic value of the exercisable options at September 30, 2018 was $2,218,000.

We allocated stock-based compensation expense included in the condensed consolidated statements of operations for employee option grants and non-employee option grants as follows:

Three months ended September 30,	2018	2017
Research and development	$15,000	$8,000
General and administrative	149,000	3,000
Total stock-based compensation expense	$164,000	$11,000

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. The fair value of stock options was measured at the grant date using the assumptions (annualized percentages) in the table below:

Three months ended September 30,	2018	2017
Expected volatility	142%	100%
Risk free interest rate	2.63%	1.31%
Forfeiture rate	20.0%	23.0%
Dividend yield	0%	0%
Expected term (years)	5	3

The remaining amount of unrecognized stock-based compensation expense at September 30, 2018 relating to outstanding stock options is approximately $1,648,000 which is expected to be recognized over the weighted average period of 1.47 years.

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

The Company received $5,000 and $5,000 during the three-month ended September 30, 2018 and 2017, respectively, from Epic Boats under the sublease rental agreement which is recorded as a reduction to rent expense and the customer deposits discussed below.

As of September 30, 2018 and June 30, 2018, customer deposits totaling approximately $98,000 and $102,000, respectively, were recorded in the accompanying condensed consolidated balance sheets. There were no receivables outstanding from Epic Boats as of September 30, 2018 and June 30, 2018.

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

Customer Concentrations

During the three months ended September 30, 2018, we had three major customers that each represented more than 10% of our revenues on an individual basis, or approximately 89% in the aggregate.

During the three months ended September 30, 2017, we had three major customers that each represented more than 10% of our revenues on an individual basis, or approximately 71% in the aggregate.

Suppliers/Vendor Concentrations

We obtain a limited number of components and supplies included in our products from a small group of suppliers. During the three months ended September 30, 2018 we had two suppliers who accounted for more than 10% of our total inventory purchases on an individual basis or approximately 56% in the aggregate.

During the three months ended September 30, 2017 we had three suppliers who accounted for more than 10% of our total inventory purchases on an individual basis or approximately 50% in the aggregate.

NOTE 8 - SUBSEQUENT EVENTS

            On October 26, 2018, we entered into a credit facility agreement with Cleveland Capital, L.P., a Delaware limited partnership (“Cleveland”), our minority shareholder, pursuant to which Cleveland agreed to make available to Flux a line of credit (“Cleveland LOC”) in a maximum principal amount at any time outstanding of up to $2,000,000. The Cleveland LOC has an origination fee of $20,000, which represents one percent (1%) of the Cleveland LOC, and carries a simple interest of twelve percent (12%) per annum. Interest is calculated on the basis of the actual daily balances outstanding under the Cleveland LOC. The Cleveland LOC is due on December 31, 2018.

            On October 31, 2018, we entered into a credit facility agreement with a private investor in Louisiana (“Investor”), pursuant to which Investor agreed to make available to Flux a line of credit (“Investor LOC”) in a maximum principal amount at any time outstanding of up to $500,000. The Investor LOC has an origination fee in of $5,000, which represents one percent (1%) of the Investor LOC, and carries a simple interest of twelve percent (12%) per annum. Interest is calculated on the basis of the actual daily balances outstanding under the Investor LOC. The Investor LOC is due on December 31, 2018.

                On October 31, 2018, the Company entered into an Early Note Conversion Agreement (the “Early Note Conversion Agreement”) with Esenjay, pursuant to which Esenjay agreed to immediately exercise its conversion rights under the Unrestricted and Open Line of Credit, dated September 24, 2012 (as amended from time to time, the “Esenjay Loan”) to convert the outstanding principal amount of $7,975,000 (“Principal”) plus accrued and unpaid interest of $1,041,280 for 15,027,134 shares of the Company’s common stock. In order to induce Esenjay to exercise early the conversion of the Esenjay Loan, the Company agreed to issue an additional 268,018 Shares (“Additional Shares”), valued at $466,351 based on the fair market value of the shares as of the conversion date.

 On October 25, 2018, the Company and Scott Kiewit entered into an Amendment (“Amendment to Kiewit Note”) to amend the Convertible Promissory Note, dated as of April 27, 2017 (the “Kiewit Note”), pursuant to which Scott Kiewit loaned $500,000 to the Company. The Amendment (i) extends the maturity date of the Convertible Note from October 27, 2018 to February 1, 2019 and (ii) allows for the automatic conversion of the Convertible Note immediately following the full conversion of the line of credit granted by Esenjay to the Company under the Esenjay Loan into shares of Common Stock of the Company. As a result of the conversion of Esenjay Loan, the Kiewit Note automatically converted into the right to receive 502,091 Shares.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the unaudited interim condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended June 30, 2018.

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

In January 2016, we obtained certification from Underwriters Laboratories (“UL”), a global safety science organization, on our LiFT Packs for forklift use. This UL 2271 Listing demonstrates the quality, safety and reliability of our LiFT Pack line for customers, distributors, dealers and OEM partners. We believe we have emerged from this effort with a product of substantially enhanced design, durability, performance and value. Additionally, during September 2017, we completed our initial ISO 9001 audit and have since been approved for certification. We received our ISO 9001 certificate in November 2017. Obtaining the ISO 9001 certification further demonstrates our strong customer focus, the motivation and involvement of top management and our commitment to consistently providing high quality products and services to our customers.

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

Results of Operations and Financial Condition

The following table represents our unaudited condensed consolidated statement of operations for the three months ended September 30, 2018 (“Q1 2019”) and September 30, 2017 (“Q1 2018”).

	Q1 2019		Q1 2018
	$	% of Revenues	$	% of Revenues

Revenues	$1,835,000	100%	$153,000	100%
Cost of sales	1,817,000	99%	314,000	205%
Gross profit (loss)	18,000	1%	(161,000)	-105%

Operating expenses:
Selling and administrative expenses	1,483,000	81%	671,000	439%
Research and development	662,000	36%	478,000	312%
Total operating expenses	2,145,000	117%	1,149,000	751%

Operating loss	(2,127,000)	-116%	(1,310,000)	-856%

Other income (expense):
Interest expense, net	(274,000)	-15%	(136,000)	-89%

Net loss	$(2,401,000)	-131%	$(1,446,000)	-945%

Revenues

Revenues for Q1 2019 increased $1,682,000 or 1,099%, compared to Q1 2018. This increase in revenues during Q1 2019 was due to a significant increase in orders for both the LiFT Packs and airport ground support equipment (“GSE”) batteries. The completion of a full offering of batteries and the focus of the sales team has driven the new orders.

Cost of Sales

Cost of sales for Q1 2019 increased $1,503,000 or 479% compared to Q1 2018. The increase in cost of sales is directly related to a significant increase in LiFT Pack and GSE sales. The Company’s development efforts and improvements to all of the battery packs have resulted in reductions in inventory costs, improved workforce efficiencies, and reduced warranty expense per pack which have all contributed to an improvement in gross margin. We expect continued improvements to the gross margin as the sales volumes increase, assembly productivity improves, and cost reductions are achieved.

Selling and Administrative Expenses

Selling and administrative expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, public company costs, consulting costs, professional fees and other expenses. Such expense for Q1 2019 increased $812,000 or 121% compared to Q1 2018. The increase is primarily related to additional staff needed to support the sales efforts and back office operation as well as increased stock-based compensation and additional professional fees.

Research and Development Expense

Research and development expenses for Q1 2019 increased $184,000 or 38% compared to Q1 2018. Such expenses consist primarily of materials, supplies, salaries and personnel related expenses, stock-based compensation expense, consulting costs, and other expenses associated with the continued development of our full product line rollout. During Q1 2019, we continued our efforts in refining the lithium-ion battery packs for Class 1 and Class 2 forklifts. We anticipate research and development expenses continuing to be a significant portion of our expenses as we continue to develop new and improved products to our product line.

Interest Expense

Interest expense for Q1 2019 increased $138,000 or 101% compared to Q1 2018 and consists of interest expense related to our outstanding lines of credit and convertible promissory note (see Note 4 in the accompanying condensed consolidated financial statements).

Net Loss

Net losses for Q1 2019 increased $955,000 or 66%, compared to Q1 2018.  The increase is primarily attributable to increased selling and administrative expenses, research and development costs, and interest expense.

Liquidity and Capital Resources

Overview

As of September 30, 2018, we had a cash balance of $504,000 and an accumulated deficit of $29,063,000. We do not have sufficient liquidity and capital resources to fund planned operations for the twelve months following the filing date of this Quarterly Report. The Company is exploring and working on securing additional capital in the form of convertible debt and private placements from both current sources and new sources. See “Future Liquidity Needs” below.

Cash Flows

Operating Activities

Cash used by operating activities was $2,158,000 for Q1 2019, as compared to $1,549,000 cash used for Q1 2018. The approximate increase of $609,000 was primarily attributable to a larger net loss offset by increases in accounts receivable, inventory, accounts payable, accrued interest, and accrued expenses. The significant changes in operating assets and liabilities for Q1 2019 compared to Q1 2018 are primarily a result of the increase in orders that result in increases in inventory, accounts receivable, and accounts payable to support the additional orders.

Investing Activities

Net cash used in investing activities during Q1 2019 consists primarily of the purchase of leasehold improvements and warehouse equipment for $44,000.

Net cash used in investing activities during Q1 2018 consists primarily of the purchase of leasehold improvements and office equipment for $27,000.

Financing Activities

There were no financing activities during Q1 2019.

Net cash provided by financing activities during Q1 2018 was $1,495,000 as a result of borrowings from our line of credit with Esenjay.

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

We intend to continue to seek capital through the sale of equity securities through private placements. As of September 30, 2018, the amount outstanding under the Inventory Line of Credit was $2,405,000 with $2,595,000 available for future draws at Esenjay’s discretion. Esenjay is deemed to be a related party as Mr. Michael Johnson, the beneficial owner and director of Esenjay, is a current member of our board of directors and a major shareholder of the Company. The Unrestricted and Open Line of Credit with Esenjay was converted to common stock and is no longer a source of capital (see Note 8). Esenjay owns approximately 67% of our issued and outstanding common stock as of November 13, 2018. In addition, the Shareholder Convertible Note was converted to common stock and is no longer a use of capital (see Note 8).

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

To the extent that we raise additional funds by issuing equity or debt securities, our shareholders may experience additional significant dilution and such financing may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to grant licenses on terms that may not be favorable to us. Such actions may have a material adverse effect on our business.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended June 30, 2018.

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

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with the SEC under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow for timely decisions regarding required disclosure. As required by SEC Rules 13a-15(e) and 15d-15(e) 15d-15(b), we carried out an evaluation as of the end of the fiscal quarter ended September 30, 2018, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (“Exchange Act”) and concluded that our disclosure controls and procedures were effective to ensure the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate amount of liability, if any, for any claims of any type (either alone or in the aggregate) may materially and adversely affect our financial condition, results of operations and liquidity. In addition, the ultimate outcome of any litigation is uncertain. Any outcome, whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management attention and other factors. We expense legal costs in the period incurred. We cannot assure you that contingencies of a legal nature or contingencies having legal aspects will not be asserted against us in the future, and these matters could relate to prior, current or future transactions or events. As of September 30, 2018, we are not a party to any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or operating results.

ITEM 1A - RISK FACTORS

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described in our Annual Report on Form 10-K as filed with the SEC on September 26, 2018 and all of the information contained in our public filings before deciding whether to purchase our common stock.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective April 1, 2018, we entered into a renewal contract (the “2018 Renewal”) with Catalyst Global LLC to provide investor relations services for 12 months in exchange for monthly fees of $4,500 per month and 8,710 shares of restricted common stock per quarter. The initial tranche of 8,710 shares was valued at $1.70 per share or $14,807 when issued on June 21, 2018, the second tranche of 8,710 shares was valued at $2.01 per share or $17,507 when issued on September 28, 2018. The 2018 Renewal is cancelable upon 60 days written notice.   These shares have not been registered under the Securities Act. Such shares were issued upon exemptions from registration pursuant to Section 4(a)(2) of the Securities Act.

   On March 14, 2018, we entered into a consulting agreement with Shenzhen Reach Investment Development Co. (“SRID”) to assist us with identifying strategic partners, suppliers and manufacturers in China for a term of 12 months. Included with the services is a two-week trip to China to meet with potential manufacturers, which took place in April 2018. In consideration for the services, we agreed to issue to SRID, up to 174,672 shares of restricted common stock valued at approximately $80,000 over the course of the 12-month term. As of September 30, 2018, 116,158 shares have been issued. These shares have not been registered under the Securities Act. Such shares were issued upon exemptions from registration pursuant to Section 4(a)(2) of the Securities Act.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

The following exhibits are filed as part of this Report.

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

Flux Power Holding, Inc.

Date: November 13, 2018	By:	/s/ Ronald F. Dutt
Ronald F. Dutt
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)