Form 10-Q
period 2018-12-31
Flux Power Holdings, Inc.
filed 2019-02-13
CIK 1083743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-25909

FLUX POWER HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	86-0931332
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

985 Poinsettia Avenue, Suite A, Vista, California	92081
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of February 13, 2019
Common Stock, $0.001 par value	50,962,900

FLUX POWER HOLDINGS, INC.

FORM 10-Q
For the Quarterly Period Ended December 31, 2018

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

PART I - Financial Information

Item 1. Financial Statements

FLUX POWER HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2018 (Unaudited)	June 30, 2018

ASSETS

Current assets:
Cash	$1,044,000	$2,706,000
Accounts receivable	2,035,000	946,000
Inventories	2,848,000	1,512,000
Other current assets	56,000	92,000
Total current assets	5,983,000	5,256,000

Other assets	26,000	26,000
Property, plant and equipment, net	157,000	87,000

Total assets	$6,166,000	$5,369,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$1,104,000	$417,000
Accrued expenses	595,000	391,000
Deferred revenue	40,000	-
Line of credit - related party	2,405,000	10,380,000
Convertible promissory note - related party	-	500,000
Accrued interest	294,000	1,014,000
Total current liabilities	4,438,000	12,702,000

Long term liabilities:
Customer deposits from related party	93,000	102,000

Total liabilities	4,531,000	12,804,000

Commitments and contingencies (Note 8)

Stockholders’ equity (deficit):

Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding
Common stock, $0.001 par value; 300,000,000 shares authorized; 50,329,436 and 31,061,028 shares issued and outstanding at December 31, 2018 and June 30, 2018, respectively	50,000	31,000
Additional paid-in capital	33,572,000	19,196,000
Accumulated deficit	(31,987,000)	(26,662,000)
Total stockholders’ equity (deficit)	1,635,000	(7,435,000)

Total liabilities and stockholders’ equity (deficit)	$6,166,000	$5,369,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2018	2017	2018	2017
Net revenue	$2,711,000	$1,201,000	$4,547,000	$1,354,000
Cost of sales	2,456,000	1,589,000	4,275,000	1,898,000

Gross income (loss)	255,000	(388,000)	272,000	(544,000)

Operating expenses:
Selling and administrative expenses	1,604,000	807,000	3,097,000	1,483,000
Research and development	882,000	479,000	1,533,000	957,000
Total operating expenses	2,486,000	1,286,000	4,630,000	2,440,000

Operating loss	(2,231,000)	(1,674,000)	(4,358,000)	(2,984,000)

Other income (expense):

Interest expense	(693,000)	(166,000)	(967,000)	(302,000)

Net loss	$(2,924,000)	$(1,840,000)	$(5,325,000)	$(3,286,000)

Net loss per share - basic and diluted	$(0.07)	$(0.07)	$(0.15)	$(0.13)

Weighted average number of common shares outstanding - basic and diluted	41,966,786	25,097,827	36,517,598	25,108,859

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(5,325,000)	$(3,286,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	31,000	26,000
Stock-based compensation	407,000	164,000
Stock issuance for services	208,000	12,000
Changes in operating assets and liabilities:
Accounts receivable	(1,089,000)	(1,049,000)
Inventories	(1,336,000)	403,000
Other current assets	36,000	15,000
Accounts payable	687,000	113,000
Accrued expenses	204,000	24,000
Deferred revenue	40,000	-
Accrued interest	890,000	325,000
Customer deposits	(9,000)	(9,000)
Net cash used in operating activities	(5,256,000)	(3,262,000)

Cash flows from investing activities
Purchases of equipment	(101,000)	(43,000)
Net cash used in investing activities	(101,000)	(43,000)

Cash flows from financing activities:
Proceeds from the sale of common stock	3,695,000	-
Repayment of line of credit - related party debt	(2,500,000)	-
Borrowings from line of credit - related party debt	2,500,000	3,215,000
Net cash provided by financing activities	3,695,000	3,215,000

Net change in cash	(1,661,000)	(90,000)
Cash, beginning of period	2,706,000	121,000

Cash, end of period	$1,044,000	$31,000

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Common stock issued for conversion of related party debt	$8,475,000	$-
Common stock issued for conversion of accrued interest	$1,610,000	$-
Stock issuance for services	$208,000	$12,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

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

NOTE 2 – LIQUIDITY AND GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred an accumulated deficit of $31,987,000 through December 31, 2018 and had a net loss of $2,924,000 and $5,325,000 for the three and six month ended December 31, 2018, respectively. To date, our revenues and operating cash flows have not been sufficient to sustain our operations and we have relied on debt and equity financing to fund our operations. These factors raise substantial doubt about our ability to continue as a going concern for the twelve months following the filing date of our Quarterly Report on Form 10-Q, February 13, 2019. Our ability to continue as a going concern is dependent upon our ability to raise additional capital on a timely basis until such time as revenues and related cash flows are sufficient to fund our operations.

        Management has undertaken steps to improve operations with the goal of sustaining our operations. These steps include (a) developing additional products to serve the Class 1 and Class 2 industrial equipment markets; (b) expand our sales efforts; and (c) improve gross margins. In that regard, we have increased our research and development efforts to focus on completing the development of energy storage solutions that can be used on larger forklifts and have implemented additional marketing efforts. Those efforts have resulted in ongoing evaluations of battery packs on larger forklifts and ground support equipment (“GSE”) along with commercial sales of GSE packs, End Rider packs, Class 2 packs and Class 1 packs.

We have evaluated our expected cash requirements over the next twelve months, which include, but are not limited to, investments in additional sales, marketing, and product development resources, capital expenditures, and working capital requirements and have determined that our existing cash resources are not sufficient to meet our anticipated needs during the next twelve months, and that additional financing is required to support current operations. Based on our current and planned levels of expenditure, we estimate that total financing proceeds of approximately $10,300,000 will be required to fund current and planned operations for the twelve months following the filing date of this Quarterly Report on Form 10-Q. In addition, we anticipate that further additional financing may be required to fund our business plan subsequent to that date, until such time as revenues and related cash flows become sufficient to support our operating costs.

We intend to continue to seek capital through the sale of equity securities through private or public placements and debt placements.

Although management believes that the additional required funding will be obtained, there is no guarantee we will be able to obtain the additional required funds on a timely basis or that funds will be available on terms acceptable to us. If such funds are not available when required, management will be required to curtail its investments in additional sales, marketing, and product development resources, and capital expenditures, which may have a material adverse effect on our future cash flows and results of operations, and our ability to continue operating as a going concern. The accompanying financial statements do not include any adjustments that would be necessary should we be unable to continue as a going concern and, therefore, be required to liquidate our assets and discharge our liabilities in other than the normal course of business and at amounts that may differ from those reflected in the accompanying condensed consolidated financial statements.

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

For the three months ended December 31, 2018 and 2017, basic and diluted weighted-average common shares outstanding were 41,966,786 and 25,097,827, respectively. For the six months ended December 31, 2018 and 2017, basic and diluted weighted-average common shares outstanding were 36,517,598 and 25,108,859, respectively. The Company incurred a net loss for the three and six months ended December 31, 2018 and 2017, and therefore, basic and diluted loss per share for the periods are the same because the inclusion of potential common equivalent shares were excluded from diluted weighted-average common shares outstanding during the period, as the inclusion of such shares would be anti-dilutive. The total potentially dilutive common shares outstanding at December 31, 2018 and 2017, excluded from diluted weighted-average common shares outstanding, which include common shares underlying outstanding convertible debt, stock options and warrants, were 5,441,481 and 18,848,448, respectively.

Income Taxes

We follow the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements and (ii) operating loss and tax credit carry-forwards for tax purposes. Deferred tax assets are reduced by a valuation allowance when, based upon management’s estimates, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period. We recognized a full valuation allowance as of December 31, 2018 and June 30, 2018 and have not recognized any tax provision or benefit for any of the periods presented. We review our tax positions quarterly for tax uncertainties. We did not have any uncertain tax positions as of December 31, 2018 or June 30, 2018.

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

NOTE 4 - RELATED PARTY DEBT AGREEMENTS

Esenjay Credit Facilities

            Between October 2011 and September 2012, the Company entered into three debt agreements with Esenjay Investments, LLC (“Esenjay”). Esenjay is deemed to be a related party as Mr. Michael Johnson, the beneficial owner and director of Esenjay, is a current member of our board of directors and a major shareholder of the Company (owning approximately 62% of our outstanding common shares as of December 31, 2018). The three debt agreements consisted of a Bridge Loan Promissory Note, a Secondary Revolving Promissory Note and an Unrestricted Line of Credit (collectively, the “Loan Agreements”). On December 31, 2015, the Bridge Loan Promissory Note and the Secondary Revolving Promissory Note expired, leaving the Unrestricted Line of Credit available for future draws.

The Unrestricted Line of Credit had a maximum borrowing amount of $10,000,000, was convertible at a rate of $0.60 per share, bore interest at 8% per annum and was to mature on January 31, 2019.

        On March 22, 2018, Flux Power entered into a credit facility agreement with Esenjay with a maximum borrowing amount of $5,000,000. Proceeds from the credit facility are to be used to purchase inventory and related operational expenses and accrue interest at a rate of 15% per annum (the “Inventory Line of Credit”). The outstanding balance of the Inventory Line of Credit and accrued interest is due and payable on March 31, 2019. Funds received from Esenjay since December 5, 2017 were transferred to the Inventory Line of Credit resulting in $2,405,000 outstanding as of December 31, 2018 and $2,595,000 available for future draws, subject to the lender’s approval. During the three months ended December 31, 2018, the Company recorded approximately $91,000 of interest expense in the accompanying condensed consolidated statements of operations related to the Inventory Line of Credit.

           On October 31, 2018, the Company entered into an Early Note Conversion Agreement (the “Early Note Conversion Agreement”) with Esenjay, pursuant to which Esenjay agreed to immediately exercise its conversion rights under the Unrestricted and Open Line of Credit, dated September 24, 2012 to convert the outstanding principal amount of $7,975,000 plus accrued and unpaid interest of $1,041,280 for 15,027,134 shares of the Company’s common stock. The Company followed FASB ASC Topic No.470, Debt to record the early conversion of debt to equity. The Early Note Conversion Agreement had an induced conversion which included issuance of 268,018 additional shares of common stock and recorded as interest expense at the stock’s fair value of $466,351 at October 31, 2018.

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

On October 25, 2018, the Company and the Shareholder entered into an amendment to the Convertible Promissory Note. The amendment (i) extended the maturity date of the Convertible Note from October 27, 2018 to February 1, 2019 and (ii) allowed for the automatic conversion of the Convertible Note immediately following the full conversion of the line of credit granted by Esenjay to the Company under the Esenjay Loan into shares of Common Stock of the Company. As a result of the conversion of the Esenjay Loan on October 31, 2018, the Shareholder Convertible Note of $500,000 plus accrued interest of $102,510 automatically converted into 502,091 shares of common stock.

Shareholder Short Term Lines of Credit

On October 26, 2018, the Company entered into a credit facility agreement with Cleveland Capital, L.P., a Delaware limited partnership (“Cleveland”), our minority shareholder, pursuant to which Cleveland agreed to make available to Flux a line of credit (“Cleveland LOC”) in a maximum principal amount at any time outstanding of up to Two Million Dollars ($2,000,000) with a maturity date of December 31, 2018. The Cleveland LOC has an origination fee in the amount of Twenty Thousand Dollars ($20,000), which represents one percent (1%) of the Cleveland LOC, and carries a simple interest of twelve percent (12%) per annum. Interest is calculated on the basis of the actual daily balances outstanding under the Cleveland LOC. The Cleveland LOC was paid back December 27, 2018.

On October 31, 2018, Flux entered into a credit facility agreement with a shareholder, (“Investor”), pursuant to which Investor agreed to make available to Flux a line of credit (“Investor LOC”) in a maximum principal amount at any time outstanding of up to Five Hundred Thousand Dollars ($500,000) with a maturity date of December 31, 2018. The Investor LOC has an origination fee in the amount of Five Thousand Dollars ($5,000), which represents one percent (1%) of the Investor LOC, and carries a simple interest of twelve percent (12%) per annum. Interest is calculated on the basis of the actual daily balances outstanding under the Investor LOC. The Investor LOC was paid back December 28, 2018.

NOTE 5 - STOCKHOLDERS’ EQUITY (DEFICIT)

Private Placement of Common Stock

In December 2018, our Board of Directors approved the private placement of up to 4,545,455 shares of our common stock to select accredited investors for a total amount of $5,000,000, or $1.10 per share of common stock with the right of the Board to increase the offering amount to $7,000,000 (the “Offering”). On December 26, 2018, we completed an initial closing of the Offering, pursuant to which we sold an aggregate of 3,359,100 shares of common stock, at $1.10 per share, for an aggregate purchase price of $3,695,010 in cash. A portion of the proceeds from the Offering was used to repay in full approximately $2.6 million in borrowings and accrued interest under two short-term credit facilities provided by Cleveland Capital, L.P. and a shareholder. The shares offered and sold in the Offering have not been registered under the Securities Act of 1933, as amended (“Securities Act”), and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act. The shares were offered and sold to the accredited investors in reliance upon exemptions from registration pursuant to Rule 506(c) of Regulation D promulgated under Section 4(a)(2) under the Securities Act.

Advisory Agreement

Catalyst Global LLC. Effective April 1, 2018, we entered into a renewal contract (the “2018 Renewal”) with Catalyst Global LLC to provide investor relations services for 12 months in exchange for monthly fees of $4,500 per month and 34,840 shares of restricted common stock per quarter. The initial tranche of 8,710 shares was valued at $1.70 or $14,807 when issued on June 21, 2018, the second tranche of 8,710 shares was valued at $2.01 or $17,507 when issued September 28, 2018, and the third tranche of 8,710 shares was valued at $1.75 per share or $15,243 when issued on December 31, 2018. The 2018 Renewal is cancelable upon 60 days written notice.

Shenzhen Reach Investment Development Co. (“SRID”). On March 14, 2018, we entered into a consulting agreement with SRID to assist us with identifying strategic partners, suppliers and manufacturers in China for a term of 12 months. Included with the services is a two-week trip to China to meet with potential manufacturers, which took place in April 2018. In consideration for the services, we agreed to issue to SRID, up to 174,672 shares of restricted common stock valued at approximately $80,000 over the course of the 12-month term. As of December 31, 2018, 145,416 shares have been issued.

Warrant Activity

Warrant detail for the six months ended December 31, 2018 is reflected below:

	Number of Warrants	Weighted Average Exercise Price Per Warrant	Remaining Contract Term (# years)
Warrants outstanding and exercisable at June 30, 2018	1,740,790	$2.03	0.74
Warrants issued	-	-	-
Warrants exercised	(79,957)	$1.48	-
Warrants forfeited	-	$-	-
Warrants outstanding and exercisable at December 31, 2018	1,660,833	$2.06	0.19

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

Activity in stock options during the six months ended December 31, 2018, and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2018	3,544,473	$0.83
Granted	401,174	1.75
Exercised	-	-
Forfeited and cancelled	180,000	0.46
Outstanding at December 31, 2018	3,765,647	$0.95	8.48
Exercisable at December 31, 2018	1,884,940	$0.83	7.69

Activity in stock options during the six months ended December 31, 2017, and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2017	716,277	$1.01
Granted	1,970,000	0.46
Exercised	-
Forfeited and cancelled	(1,000)	0.50
Outstanding at December 31, 2017	2,685,277	$0.61	8.96
Exercisable at December 31, 2017	1,626,613	$0.81	7.86

Stock-based compensation expense recognized in our condensed consolidated statements of operations for the three and six months ended December 31, 2018 and 2017, includes compensation expense for stock-based options and awards granted based on the grant date fair value. For options and awards granted, expenses are amortized under the straight-line method over the expected vesting period. Stock-based compensation expense recognized in the condensed consolidated statements of operations has been reduced for estimated forfeitures of options that are subject to vesting. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Our average stock price during the six months ended December 31, 2018 was $2.05, and as a result the intrinsic value of the exercisable options at December 31, 2018 was approximately $2,410,000.

We allocated stock-based compensation expense included in the condensed consolidated statements of operations for employee option grants and non-employee option grants as follows:

	For the Three Months Ended December 31		For the Six Months Ended December 31,
	2018	2017	2018	2017
Research and development	$17,000	$61,000	$32,000	$64,000
General and administration	226,000	92,000	375,000	100,000
Total stock-based compensation expense	$243,000	$153,000	$407,000	$164,000

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. The fair value of stock options was measured at the grant date using the assumptions (annualized percentages) in the table below:

Six months ended December 31,	2018	2017
Expected volatility	142%-143%	100%
Risk free interest rate	2.73% - 2.82%	1.76%
Forfeiture rate	20.0%	23.0%
Dividend yield	0%	0%
Expected term (years)	5	5

The remaining amount of unrecognized stock-based compensation expense at December 31, 2018 relating to outstanding stock options, is approximately $1,717,000, which is expected to be recognized over the weighted average period of 1.59 years.

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

The Company received $5,000 and $10,000, respectively during the three months and six months ended December 31, 2018, from Epic Boats under the sublease rental agreement which is recorded as a reduction to rent expense and the customer deposits discussed below.

As of December 31, 2018 and June 30, 2018, customer deposits totaling approximately $93,000 and $102,000, respectively, were recorded in the accompanying condensed consolidated balance sheets. There were no receivables outstanding from Epic Boats as of December 31, 2018 and June 30, 2018.

NOTE 7 - CONCENTRATIONS

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and unsecured trade accounts receivable. The Company maintains cash balances at a financial institution in San Diego, California. Our cash balance at this institution is secured by the Federal Deposit Insurance Corporation up to $250,000. As of December 31, 2018, the Company had approximately $794,000 of cash not insured. The Company has not experienced any losses in such accounts. Management believes that the Company is not exposed to any significant credit risk with respect to its cash.

 Customer Concentrations

During the three months ended December 31, 2018, we had five major customers that each represented more than 10% of our revenues on an individual basis, or approximately 95% in the aggregate. During the six months ended December 31, 2018, we had four major customers that each represented more than 10% of our revenues on an individual basis, or approximately 86% in the aggregate.

During the three months ended December 31, 2017, we had three major customers that each represented more than 10% of our revenues on an individual basis, or approximately 94% in the aggregate. During the six months ended December 31, 2017, we had three major customers that each represented more than 10% of our revenues on an individual basis, or approximately 89% in the aggregate.

Suppliers/Vendor Concentrations

We obtain a limited number of components and supplies included in our products from a small group of suppliers. During the three months ended December 31, 2018, we had three suppliers who accounted for more than 10% of our total inventory purchases on an individual basis or approximately 59% in the aggregate. During the six months ended December 31, 2018 we had two suppliers who accounted for more than 10% of our total inventory purchases on an individual basis or approximately 52% in the aggregate.

During the three and six months ended December 31, 2017, we had three suppliers who accounted for more than 10% of our total inventory purchases on an individual basis or approximately 55% and 48%, respectively, in the aggregate.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate amount of liability, if any, for any claims of any type (either alone or in the aggregate) may materially and adversely affect our financial condition, results of operations and liquidity. In addition, the ultimate outcome of any litigation is uncertain. Any outcome, whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management attention and other factors. We expense legal costs in the period incurred. We cannot assure you that contingencies of a legal nature or contingencies having legal aspects will not be asserted against us in the future, and these matters could relate to prior, current or future transactions or events. As of December 31, 2018, we are not a party to any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or operating results.

NOTE 9 - SUBSEQUENT EVENTS

In connection with the Offering, subsequent to December 31, 2018, we have sold an additional 633,464 shares of common stock for a total purchase price of $696,810 in cash. The shares of common stock offered and sold in the Offering have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act. The shares were offered and sold to the accredited investors in reliance upon exemptions from registration pursuant to Rule 506(c) of Regulation D promulgated under Section 4(a)(2) under the Securities Act.

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

■
Cell Balancing: This is performed by continuously adjusting the capacity of each cell in a storage system according to temperature, voltage, and internal impedance metrics. This management ensures longevity of the overall system.

■
Monitoring: This is performed through temperature probes, physical connection to individual cells for voltage and calculations from basic metrics to determine remaining capacity and internal impedance. This monitoring uses accurate measurements to best manage the system and ensure longevity.

■
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

During 2018, we commercially developed, field tested, and sold packs for use in Class 3 end riders, Class 2 forklifts, Class 1 counterbalance forklifts, and aviation ground support equipment (“GSE”). We now have a complete line of packs to meet the needs of the lift equipment industry and are positioned to accelerate our sales significantly.

Segment and Related Information

We operate as a single reportable segment.

Results of Operations and Financial Condition

The following table represents our unaudited condensed consolidated statement of operations for the three months ended December 31, 2018 (“Q2 2019”) and December 31, 2017 (“Q2 2018”).

	Three Months Ended December 31,
	2018		2017
	$	% of Revenues	$	% of Revenues

Net revenue	$2,711,000	100%	$1,201,000	100%
Cost of sales	2,456,000	91%	1,589,000	132%
Gross income (loss)	255,000	9%	(388,000)	-32%

Operating expenses:
Selling and administrative expenses	1,604,000	59%	807,000	67%
Research and development	882,000	33%	479,000	40%
Total operating expenses	2,486,000	92%	1,286,000	107%

Operating loss	(2,231,000)	-82%	(1,674,000)	-139%

Other income (expense):
Interest expense, net	(693,000)	-26%	(166,000)	-14%

Net loss	$(2,924,000)	-108%	$(1,840,000)	-153%

Revenues

Revenues for Q2 2019, increased by $1,510,000 or 126%, compared to Q2 2018. During Q2 2019 we sold approximately 327 packs from all classes including walkie, end rider, Class 2, Class 1, and GSE compared to approximately 420 walkie LiFT packs in Q2 2018. The completion of a full offering of batteries and the focus of the sales and management team has driven the new orders.   The battery packs for the classes other than the walkie class range in price from approximately $8,500 to $31,000 per pack and drive higher revenue per pack.

Cost of Sales

Cost of sales for Q2 2019, increased $867,000, or 55%, compared to Q2 2018. The increase in cost of sales is directly related to our substantial increase in pack sales as discussed above. The Company’s development efforts and improvements to all of the battery packs have resulted in reductions in inventory costs, improved workforce efficiencies, and reduced warranty expense which have all contributed to an improvement in the gross margin percentage by 41% in Q2 2019 compared to Q2 2018. We expect continued improvements to the gross margin percentage as the sales volumes increase, assembly productivity improves, and cost reductions are achieved.

Selling and Administrative Expenses

Selling and administrative expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, public company costs, consulting costs, professional fees and other expenses. Such expense for Q2 2019 increased $797,000 or 99%, compared to Q2 2018. The increase is primarily related to additional staff needed to support the sales efforts and back office operation as well as increased stock-based compensation and additional professional fees.

Research and Development Expense

Research and development expenses for Q2 2019 increased $403,000 or 84%, compared to Q2 2018. Such expenses consist primarily of materials, supplies, salaries and personnel related expenses, stock-based compensation expense, consulting costs, and other expenses associated with the continued development of our full product line rollout. During Q2 2019, we continued our efforts in refining and improving the battery packs for Class 1 forklifts, Class 2 forklifts, and Class 3 end riders. We have also begun the UL listing process for our Class 3 end rider and Class 1 forklift batteries. We anticipate research and development expenses continuing to be a significant portion of our expenses as we continue to develop new and improved products to our product line.

Interest Expense

Interest expense for Q2 2019 increased $527,000 or 317% compared to Q2 2018 and consists of interest expense related to our outstanding lines of credit and convertible promissory note. Also included in interest expense during the three months ended December 31, 2018 is additional interest expense of approximately $466,000 agreed to be paid under the Esenjay Early Conversion Agreement as well as origination fees of $25,000 for the shareholder lines of credit (see Note 4).

Net Loss

Net loss for Q2 2019 increased $1,084,000 or 59%, as compared to net loss in Q2 2018.  The increase is primarily attributable to increased stock-based compensation costs of $90,000, our growing sales department, the development of Class 1 and Class 2 forklift battery packs and additional interest expense of $527,000. As we continue to increase sales of our full line of packs, we anticipate being able to take advantage of greater quantity discounts thus improving our gross margin.

The following table represents our unaudited condensed consolidated statement of operations for the six months ended December 31, 2018 and December 31, 2017.

	Six months ended December 31,
	2018		2017
	$	% of Revenues	$	% of Revenues

Net revenues	$4,547,000	100%	$1,354,000	100%
Cost of sales	4,275,000	94%	1,898,000	140%
Gross income (loss)	272,000	6%	(544,000)	-40%

Operating expenses:
Selling and administrative expenses	3,097,000	68%	1,483,000	110%
Research and development	1,533,000	34%	957,000	71%
Total operating expenses	4,630,000	102%	2,440,000	180%

Operating loss	(4,358,000)	-96%	(2,984,000)	-220%

Other income (expense):
Interest expense, net	(967,000)	-21%	(302,000)	-22%

Net loss	$(5,325,000)	-117%	(3,286,000)	-243%

Revenues

Revenues for the six months ended December 31, 2018, increased by $3,193,000 or 236%, compared to the six months ended December 31, 2017. This substantial increase in revenue was directly attributable to the increase in battery pack sales across the full line of batteries during the six months ended December 31, 2018.

Cost of Sales

Cost of sales during the six months ended December 31, 2018, increased $2,377,000, or 125%, compared to the six months ended December 31, 2017. The increase in cost of sales is directly related to our substantial increase in pack sales as discussed above offset by decreased cost for inventory, lower direct labor touch time, and lower warranty expense as a percentage of revenue resulting in a gross margin percentage increase of 46% for the six months ended December 31, 2018 compared to the six months ended December 31, 2017.

Selling and Administrative Expenses

Selling and administrative expenses for the six months ended December 31, 2018 increased $1,614,000 or 109%, compared to the six months ended December 31, 2017. As discussed above regarding Q2 2019, the increase is primarily attributable to increases in staff, higher stock-based compensation, and additional professional fees.

Research and Development Expense

Research and development expenses for the six months ended December 31, 2018 increased $576,000 or 60%, compared to the six months ended December 31, 2017 due to our continued focus in developing lithium-ion battery packs for Class 1 forklifts, Class 2 forklifts, Class 3 end rider, and GSE.

Interest Expense

Interest expense during the six months ended December 31, 2018 increased $665,000 or 220% compared to the six months ended December 31, 2017 and consists primarily of interest expense related to our outstanding line of credit and convertible promissory note. Also included in interest expense during the six months ended December 31, 2018 is additional interest expense of approximately $466,000 agreed to be paid under the Esenjay Early Conversion Agreement as well as origination fees of $25,000 for the shareholder lines of credit (see Note 4).

Net Loss

Net loss for the six months ended December 31, 2018 increased $2,039,000 or 62%, as compared to net loss for the six months ended December 31, 2017 for the reasons stated above.

Liquidity and Capital Resources

Overview

As of December 31, 2018, we had a cash balance of $1,044,000 and an accumulated deficit of $31,987,000. We do not have sufficient liquidity and capital resources to fund planned operations for the twelve months following the filing date of this Quarterly Report. The Company is exploring and working on securing additional capital in the form of convertible debt and private or public placements from both current sources and new sources. See “Future Liquidity Needs” below.

Cash Flows

Operating Activities

Our operating activities resulted in net cash used in operations of $5,256,000 during the six months ended December 31, 2018, compared to net cash used in operations of $3,262,000 during the six months ended December 31, 2017. The primary reason for the increase in net cash used in operations was a significant increase in net loss and an increase in inventory on hand and accounts receivable at December 31, 2018 offset by increases in accounts payable and accrued expenses.

 Investing Activities

Net cash used in investing activities during the six months ended December 31, 2018 consists of the purchase of office equipment, primarily computer related, for $101,000.

Net cash used in investing activities during the six months ended December 31, 2017 consists primarily of the purchase of office and warehouse equipment and leasehold improvements, totaling $43,000.

Financing Activities

Net cash provided by financing activities during the six months ended December 31, 2018 was $3,695,000 and consisted of proceeds from the sale of common stock.

Net cash provided by financing activities during the six months ended December 31, 2017 was $3,215,000 and resulted from the borrowing from our line of credit with Esenjay.

Future Liquidity Needs

In December 2018, our Board of Directors approved the private placement of up to 4,545,455 shares of our common stock to select accredited investors for a total amount of $5,000,000, or $1.10 per share of common stock with the right of the Board to increase the offering amount to $7,000,000 (the “Offering”). We completed the Offering in January 2019 and sold an aggregate of 3,992,564 shares of common stock for a total purchase price of $4,391,820, or $1.10 per share in cash. A portion of the proceeds from the Offering was used to repay in full approximately $2.6 million in borrowings and accrued interest under two short-term credit facilities with two investors.

We have evaluated our expected cash requirements over the next twelve months, which include, but are not limited to, investments in additional sales and marketing and product development resources, capital expenditures, and working capital requirements and have determined that our existing cash resources are not sufficient to meet our anticipated needs during the next twelve months, and that additional financing is required to support current operations. Based on our current and planned levels of expenditures, we estimate that total financing proceeds of approximately $10,300,000 will be required to fund current and planned operations for the twelve months following the filing date of this Quarterly Report on Form 10-Q. In addition, we anticipate that further additional financing may be required to fund our business plan subsequent to that date, until such time as revenues and related cash flows become sufficient to support our operating costs.

We intend to continue to seek capital through the sale of equity securities through private or public placements and debt placements.

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

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with the SEC under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow for timely decisions regarding required disclosure. As required by SEC Rules 13a-15(e) and 15d-15(e) 15d-15(b), we carried out an evaluation as of the end of the fiscal quarter ended December 31, 2018, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (“Exchange Act”) and concluded that our disclosure controls and procedures were effective to ensure the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate amount of liability, if any, for any claims of any type (either alone or in the aggregate) may materially and adversely affect our financial condition, results of operations and liquidity. In addition, the ultimate outcome of any litigation is uncertain. Any outcome, whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management attention and other factors. We expense legal costs in the period incurred. We cannot assure you that contingencies of a legal nature or contingencies having legal aspects will not be asserted against us in the future, and these matters could relate to prior, current or future transactions or events. As of December 31, 2018, we are not a party to any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or operating results.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective April 1, 2018, we entered into a renewal contract (the “2018 Renewal”) with Catalyst Global LLC to provide investor relations services for 12 months in exchange for monthly fees of $4,500 per month and 8,710 shares of restricted common stock per quarter. The initial tranche of 8,710 shares was valued at $1.70 per share or $14,807 when issued on June 21, 2018, the second tranche of 8,710 shares was valued at $2.01 per share or $17,507 when issued on September 28, 2018, and the third tranche of 8,710 shares was valued at $1.75 per share or $15,243 when issued on December 31, 2018. The 2018 Renewal is cancelable upon 60 days written notice.   These shares have not been registered under the Securities Act. Such shares were issued upon exemptions from registration pursuant to Section 4(a)(2) of the Securities Act.

On March 14, 2018, we entered into a consulting agreement with Shenzhen Reach Investment Development Co. (“SRID”) to assist us with identifying strategic partners, suppliers and manufacturers in China for a term of 12 months. Included with the services is a two-week trip to China to meet with potential manufacturers, which took place in April 2018. In consideration for the services, we agreed to issue to SRID, up to 174,672 shares of restricted common stock valued at approximately $80,000 over the course of the 12-month term. As of December 31, 2018, 145,416 shares have been issued. These shares have not been registered under the Securities Act. Such shares were issued upon exemptions from registration pursuant to Section 4(a)(2) of the Securities Act.

Other than the equity issuances disclosed in this Item 2 and the equity sold by us which have previously included in Current Reports of Form 8-K filed with the SEC, we have not issued any other equity during the quarter ended December 31, 2018.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

The following exhibits are filed as part of this Report

ExhibitNo.	Description

10.1	Credit Facility Agreement, dated October 26, 2018, with Cleveland Capital L.P.(1)
10.2	Credit Facility Agreement, dated October 31, 2018, with Private Investor (1)
10.3	Early Note Conversion Agreement, dated October 31, 2018, with Esenjay Investments, LLC (1)
10.4	Amendment to Convertible Promissory Note, dated October 25, 2018, with Scott Kiewit (1)
10.5	Form of Subscription Agreement (2)
31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.*
31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.*
32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.*
32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

(1)
Incorporated by reference to Current Report on Form 8-K filed with the SEC on November 1, 2018.
(2)
Incorporated by reference to Current Report on Form 8-K filed with the SEC on December 28, 2018.
*
Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Flux Power Holding, Inc.

Date: February 13, 2019	By:	/s/ Ronald F. Dutt
Name: Ronald F. Dutt
Title: Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Charles A. Scheiwe
Name: Charles A. Scheiwe
Title: Chief Financial Officer (Principal Financial Officer)