Form 10-Q
period 2019-03-31
Flux Power Holdings, Inc.
filed 2019-05-10
CIK 1083743

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 10, 2019
Common Stock, $0.001 par value	51,000,868

FLUX POWER HOLDINGS, INC.

FORM 10-Q
For the Quarterly Period Ended March 31, 2019

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

PART I - Financial Information

Item 1. Financial Statements

FLUX POWER HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019 (Unaudited)	June 30, 2018

ASSETS

Current assets:
Cash	$900,000	$2,706,000
Accounts receivable	997,000	946,000
Inventories	3,618,000	1,512,000
Other current assets	141,000	92,000
Total current assets	5,656,000	5,256,000

Other assets	26,000	26,000
Property, plant and equipment, net	242,000	87,000

Total assets	$5,924,000	$5,369,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,614,000	$417,000
Accrued expenses	712,000	391,000
Line of credit - related party	3,405,000	10,380,000
Convertible promissory note - related party	-	500,000
Capital lease payable	29,000	-
Accrued interest	384,000	1,014,000
Total current liabilities	6,144,000	12,702,000

Long term liabilities:
Capital lease payable	36,000
Customer deposits from related party	89,000	102,000

Total liabilities	6,269,000	12,804,000

Commitments and contingencies (Note 8)

Stockholders’ deficit:

Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 51,000,000 and 31,061,000 shares issued and outstanding at March 31, 2019 and June 30, 2018, respectively	51,000	31,000
Additional paid-in capital	35,405,000	19,196,000
Accumulated deficit	(35,801,000)	(26,662,000)

Total stockholders’ deficit	(345,000)	(7,435,000)

Total liabilities and stockholders’ deficit	$5,924,000	$5,369,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2019	2018	2019	2018
Net revenue	$1,751,000	$1,666,000	$6,297,000	$3,020,000
Cost of sales	1,690,000	1,816,000	5,968,000	3,728,000

Gross profit (loss)	61,000	(150,000)	329,000	(708,000)

Operating expenses:
Selling and administrative expenses	2,421,000	909,000	5,518,000	2,378,000
Research and development	1,364,000	483,000	2,892,000	1,441,000
Total operating expenses	3,785,000	1,392,000	8,410,000	3,819,000

Operating loss	(3,724,000)	(1,542,000)	(8,081,000)	(4,527,000)

Other income (expense):
Interest expense	(90,000)	(211,000)	(1,058,000)	(512,000)

Net loss	$(3,814,000)	$(1,753,000)	$(9,139,000)	$(5,039,000)

Net loss per share - basic and diluted	$(0.08)	$(0.07)	$(0.22)	$(0.20)

Weighted average number of common shares outstanding - basic and diluted	50,769,673	25,112,349	41,054,334	25,142,039

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDING, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(unaudited)

	Common Stock
	Shares	Capital Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at June 30, 2018	31,060,000	31,000	$19,196,000	(26,662,000)	(7,435,000)

Issuance of common stock - services	39,000	-	152,000	-	152,000
Warrant exchange for common stock	12,000	-	-	-	-
Stock based compensation	-	-	164,000	-	164,000
Net loss	-	-	-	(2,401,000)	(2,401,000)
Balance at September 30, 2018	31,111,000	31,000	19,512,000	(29,063,000)	(9,520,000)

Issuance of common stock - services	38,000	-	56,000	-	56,000
Issuance of common stock - conversion of related party debt to equity	15,797,000	16,000	10,069,000	-	10,085,000
Warrant exchange for common stock	24,000	-	-	-	-
Issuance of common stock - private placement transactions, net	3,359,000	3,000	3,692,000		3,695,000
Stock based compensation	-	-	243,000	-	243,000
Net loss	-	-	-	(2,924,000)	(2,924,000)
Balance at December 31, 2018	50,329,000	50,000	33,572,000	(31,987,000)	1,635,000

Issuance of common stock - services	38,000		51,000	-	51,000
Issuance of common stock - private placement transactions, net	633,000	1,000	696,000	-	697,000
Stock based compensation	-	-	1,086,000	-	1,086,000
Net loss	-	-	-	(3,814,000)	(3,814,000)
Balance at March 31, 2019	51,000,000	51,000	35,405,000	(35,801,000)	(345,000)

	Common Stock
	Shares	Capital Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at June 30, 2017	25,086,000	25,000	14,923,000	(19,697,000)	(4,749,000)

Issuance of common stock - services	23,000	-	12,000	-	12,000
Stock based compensation	-	-	11,000	-	11,000
Net loss	-	-	-	(1,446,000)	(1,446,000)
Balance at September 30, 2017	25,109,000	25,000	14,946,000	(21,143,000)	(6,172,000)

Stock based compensation	-	-	153,000	-	154,000
Net loss	-	-	-	(1,839,000)	(1,839,000)
Balance at December 31, 2017	25,109,000	25,000	15,100,000	(22,982,000)	(7,857,000)

Issuance of common stock - services	47,000	-	23,000	-	23,000
Issuance of common stock - private placement transactions, net	286,000	-	200,000	-	200,000
Stock based compensation	-	-	44,000	-	44,000
Net loss	-	-	-	(1,753,000)	(1,753,000)
Balance at March 31, 2018	25,442,000	25,000	15,367,000	(24,735,000)	(9,343,000)

FLUX POWER HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(9,139,000)	$(5,039,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	54,000	41,000
Stock-based compensation	1,492,000	209,000
Stock issuance for services	259,000	35,000
Changes in operating assets and liabilities:
Accounts receivable	(51,000)	(892,000)
Inventories	(2,106,000)	135,000
Other current assets	(49,000)	47,000
Accounts payable	1,197,000	261,000
Accrued expenses	321,000	3,000
Accrued interest	980,000	535,000
Customer deposits	(13,000)	(14,000)
Net cash used in operating activities	(7,055,000)	(4,679,000)

Cash flows from investing activities
Purchases of equipment	(144,000)	(59,000)
Net cash used in investing activities	(144,000)	(59,000)

Cash flows from financing activities:
Proceeds from the sale of common stock	4,393,000	200,000
Repayment of line of credit - related party debt	(2,500,000)	-
Proceeds from line of credit – related party	3,500,000	4,545,000
Net cash provided by financing activities	5,393,000	4,745,000

Net change in cash	(1,806,000)	7,000
Cash, beginning of period	2,706,000	121,000

Cash, end of period	$900,000	$128,000

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Common stock issued for conversion of related party debt	$8,475,000	$-
Common stock issued for conversion of accrued interest	$1,610,000	$-
Stock issuance for services	$259,000	$35,000
Equipment purchase through capital lease	$65, 000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019
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

NOTE 2 – LIQUIDITY AND GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred an accumulated deficit of $35,801,000 through March 31, 2019 and had a net loss of $3,814,000 and $9,139,000 for the three and nine month ended March 31, 2019, respectively. To date, our revenues and operating cash flows have not been sufficient to sustain our operations and we have relied on debt and equity financing to fund our operations. These factors raise substantial doubt about our ability to continue as a going concern for the twelve months following the filing date of our Quarterly Report on Form 10-Q, May 10, 2019. Our ability to continue as a going concern is dependent upon our ability to raise additional capital on a timely basis until such time as revenues and related cash flows are sufficient to fund our operations.

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

We have evaluated our expected cash requirements over the next twelve months, which include, but are not limited to, investments in additional sales, marketing, and product development resources, capital expenditures, and working capital requirements and have determined that our existing cash resources are not sufficient to meet our anticipated needs during the next twelve months, and that additional financing is required to support current operations. Based on our current and planned levels of expenditure, we estimate that total financing proceeds of approximately $13,100,000 will be required to fund current and planned operations for the twelve months following the filing date of this Quarterly Report on Form 10-Q. In addition, we anticipate that further additional financing may be required to fund our business plan subsequent to that date, until such time as revenues and related cash flows become sufficient to support our operating costs.

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

For the three months ended March 31, 2019 and 2018, basic and diluted weighted-average common shares outstanding were 50,769,673 and 25,112,349, respectively. For the nine months ended March 31, 2019 and 2018, basic and diluted weighted-average common shares outstanding were 41,054,334 and 25,142,039, respectively. The Company incurred a net loss for the three and nine months ended March 31, 2019 and 2018, and therefore, basic and diluted loss per share for the periods are the same because the inclusion of potential common equivalent shares were excluded from diluted weighted-average common shares outstanding during the period, as the inclusion of such shares would be anti-dilutive. The total potentially dilutive common shares outstanding at March 31, 2019 and 2018, excluded from diluted weighted-average common shares outstanding, which include common shares underlying outstanding convertible debt, stock options and warrants, were 5,923,106 and 17,987,632, respectively.

Income Taxes

We follow the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements and (ii) operating loss and tax credit carry-forwards for tax purposes. Deferred tax assets are reduced by a valuation allowance when, based upon management’s estimates, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period. We recognized a full valuation allowance as of March 31, 2019 and June 30, 2018 and have not recognized any tax provision or benefit for any of the periods presented. We review our tax positions quarterly for tax uncertainties. We did not have any uncertain tax positions as of March 31, 2019 or June 30, 2018.

In December 2017, the United States (“U.S.”) enacted the Tax Cuts and Jobs Act (the “2017 Act”), which changes existing U.S. tax law and includes various provisions that are expected to affect companies. Among other things, the 2017 Act reduces the top U.S. corporate income tax rate from 35.0% to 21.0%, and makes changes to certain other business-related exclusions, deductions and credits. The Company has assessed the impact of the tax bill on the financial statements as of June 30, 2018 and has determined it to be immaterial.   Due to the Company's full valuation allowance, the tax effects of any changes are not expected to have a material impact on our consolidated financial statements.

NOTE 4 - RELATED PARTY DEBT AGREEMENTS

Esenjay Credit Facilities

Between October 2011 and September 2012, the Company entered into three debt agreements with Esenjay Investments, LLC (“Esenjay”). Esenjay is deemed to be a related party as Mr. Michael Johnson, the beneficial owner and director of Esenjay, is a current member of our board of directors and a major shareholder of the Company (owning approximately 61.3% of our outstanding common shares as of March 31, 2019). The three debt agreements consisted of a Bridge Loan Promissory Note, a Secondary Revolving Promissory Note and an Unrestricted Line of Credit (collectively, the “Loan Agreements”). On December 31, 2015, the Bridge Loan Promissory Note and the Secondary Revolving Promissory Note expired, leaving the Unrestricted Line of Credit available for future draws.

The Unrestricted Line of Credit had a maximum borrowing amount of $10,000,000, was convertible at a rate of $0.60 per share, bore interest at 8% per annum and was converted to the company’s common stock on October 31, 2018 prior to maturity on January 31, 2019.

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

During the three and nine months ended March 31, 2019, the Company recorded approximately $90,000 and $1,058,000, respectively of interest expense in the accompanying condensed consolidated statements of operations related to the Unrestricted Line of Credit and Inventory Line of Credit. Advances under both the Unrestricted Line of Credit and Inventory Line of Credit are made solely at the discretion of Esenjay and are secured by substantially all of Flux’s tangible and intangible assets.

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

On October 31, 2018, Flux entered into a credit facility agreement with a shareholder, (“Investor”), pursuant to which Investor agreed to make available to Flux a line of credit (“Investor LOC”) in a maximum principal amount at any time outstanding of up to Five Hundred Thousand Dollars ($500,000) with a maturity date of December 31, 2018. The Investor LOC had an origination fee in the amount of Five Thousand Dollars ($5,000), which represents one percent (1%) of the Investor LOC, and carries a simple interest of twelve percent (12%) per annum. Interest is calculated on the basis of the actual daily balances outstanding under the Investor LOC. The Investor LOC was paid back December 28, 2018.

 Amended Credit Facility

On March 28, 2019, the Company, entered into an amended and restated credit facility agreement (“Amended and Restated Credit Facility Agreement”) with Esenjay Investments, LLC, (“Esenjay”) and, Cleveland Capital, L.P., a Delaware limited partnership and a minority stockholder of the Registrant (“Cleveland” and Esenjay, together with additional parties that may join as a lender, the “Lenders”) to amend and restate the terms of the Credit Facility Agreement dated March 22, 2018 between the Company and Esenjay (the “Original Agreement”) in its entirety.

The Original Agreement was amended, among other things, to (i) increase the maximum principal amount available under line of credit from $5,000,000 to $7,000,000 (“LOC”), (ii) add Cleveland as additional lender to the LOC pursuant to which each lender has a right to advance a pro rata amount of the principal amount available under the LOC, (iii) extend the maturity date from March 31, 2019 to December 31, 2019, and (iv) to provide for additional parties to become a “Lender” under the Amended and Restated Credit Facility Agreement. In connection with the LOC, on March 28, 2019 the Company issued a secured promissory note to Cleveland (the “Cleveland Note”), and an amended and restated secured promissory note to Esenjay which amended and superseded the secured promissory note dated March 22, 2018 (“Esenjay Note” and together with the Cleveland Note, the “Notes”). The Notes were issued for the principal amount of $7,000,000 or such lesser principal amount advanced by the respective Lender under the Amended and Restated Credit Facility Agreement (the “Principal Amount”). The Notes bear an interest of fifteen percent (15%) per annum and a maturity date of December 31, 2019. The outstanding balance as of March 31, 2019 was $3,405,000.

To secure the obligations under the Notes, the Company entered into an amended and restated credit facility agreement dated March 28, 2019 with the Lenders (the “Amended Security Agreement”). The Amended Security Agreement amends and restates the Guaranty and Security Agreement dated March 22, 2018 by and between Cleveland as a secured party to the agreement and appointing Esenjay as collateral agent.

NOTE 5 - STOCKHOLDERS’ DEFICIT

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

On January 29, 2019, the Company conducted its final closing (the “Final Closing”) to its round of private placement to accredited investors that initially closed on December 26, 2018 (“Initial Closing”). Following the Initial Closing to the Final Closing, the Company sold an additional 633,464 shares of its Common Stock (“Shares”), at $1.10 per share, for an aggregate purchase price of $696,810 to two accredited investors. In the aggregate, the Company issued 3,992,564 for an aggregate gross proceeds of approximately $4.39 million. The Shares were issued on identical terms to those previously reported for the Initial Closing on the Company’s Form 8-K filed with the Securities and Exchange Commission (“SEC”) on December 28, 2018. The Company relied on the exemption from registration pursuant to Rule 506(c) of Regulation D promulgated under Section 4(a)(2) under the Securities Act of 1933, as amended.

Advisory Agreements

Catalyst Global LLC. Effective April 1, 2018, we entered into a renewal contract (the “2018 Renewal”) with Catalyst Global LLC to provide investor relations services for 12 months in exchange for monthly fees of $4,500 per month and 34,840 shares of restricted common stock per quarter. The initial tranche of 8,710 shares was valued at $1.70 or $14,807 when issued on June 21, 2018, the second tranche of 8,710 shares was valued at $2.01 or $17,507 when issued September 28, 2018, the third tranche of 8,710 shares was valued at $1.75 per share or $15,243 when issued on December 31, 2018, and the fourth tranche of 8,710 shares was valued at $1.31 per share or $11,410 when issued on March 27, 2019. The 2018 Renewal is cancelable upon 60 days written notice.

Shenzhen Reach Investment Development Co. (“SRID”). On March 14, 2018, we entered into a consulting agreement with SRID to assist us with identifying strategic partners, suppliers and manufacturers in China for a term of 12 months. Included with the services is a two-week trip to China to meet with potential manufacturers, which took place in April 2018. In consideration for the services, we agreed to issue to SRID, up to 174,674 shares of restricted common stock valued at approximately $80,000 over the course of the 12-month term. As of March 31, 2019, 174,674 shares have been issued.

Warrant Activity

Warrant detail for the nine months ended March 31, 2019 is reflected below:

	Number of Warrants	Weighted Average Exercise Price Per Warrant	Remaining Contract Term (# years)
Warrants outstanding and exercisable at June 30, 2018	1,740,790	$2.03	0.74
Warrants issued	-	$-	-
Warrants forfeited	(1,657,457)	$2.03	-
Warrants outstanding and exercisable at March 31, 2019	83,333	$2.00	0.50

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

Between March 15, 2019 and March 18, 2019, we granted 1,975,000 incentive stock options (“ISO”) of the Company’s common stock, with an estimated grant-date fair value of $2,686,000, to 34 Company employees. The ISOs vest 25% on the grant date and then 6% per quarter for the following twelve quarters with all options expiring ten years from the date of grant. In addition, the Company issued 90,000 non-qualified stock options (“NQSO”) of the Company’s common stock, with an estimated grant-date fair value of $122,000, to three members of its Board of Directors. The NQSOs vest 25% on the grant date and then 6% per quarter for the following twelve quarters with all options expiring ten years from the date of grant.

Activity in stock options during the nine months ended March 31, 2019, and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2018	3,544,473	$0.83
Granted	2,478,960	1.44
Exercised	-
Forfeited and cancelled	(183,660)	0.46
Outstanding at March 31, 2019	5,839,773	$1.10	8.78
Exercisable at March 31, 2019	2,669,193	$0.96	7.98

Activity in stock options during the nine months ended March 31, 2018 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2017	716,277	$1.10
Granted	1,970,000	0.46
Exercised	-
Forfeited and cancelled	(66,910)	$0.62
Outstanding at March 31, 2018	2,619,367	$0.61	8.16
Exercisable at March 31, 2018	1,228,654	$0.77	7.75

Stock-based compensation expense recognized in our condensed consolidated statements of operations for the three and nine months ended March 31, 2019 and 2018, includes compensation expense for stock-based options and awards granted based on the grant date fair value. For options and awards granted, expenses are amortized under the straight-line method over the expected vesting period. Stock-based compensation expense recognized in the condensed consolidated statements of operations has been reduced for estimated forfeitures of options that are subject to vesting. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Our average stock price during the nine months ended March 31, 2019 was $1.82, and as a result the intrinsic value of the exercisable options at March 31, 2019 was approximately $4,858,000.

We allocated stock-based compensation expense included in the condensed consolidated statements of operations for employee option grants and non-employee option grants as follows:

	For the Three Months Ended March 31		For the Nine Months Ended March 31,
	2019	2018	2019	2018
Research and development	$225,000	$16,000	$256,000	$80,000
General and administration	861,000	29,000	1,236,000	129,000
Total stock-based compensation expense	$1,086,000	$45,000	$1,492,000	$209,000

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. The fair value of stock options was measured at the grant date using the assumptions (annualized percentages) in the table below:

Nine months ended March 31,	2019	2018
Expected volatility	111%	100%
Risk free interest rate	2.10%	1.76%
Forfeiture rate	20.0%	23.0%
Dividend yield	0%	0%
Expected term (years)	5	5

The remaining amount of unrecognized stock-based compensation expense at March 31, 2019 relating to outstanding stock options, is approximately $2,595,000, which is expected to be recognized over the weighted average period of 2.11 years.

NOTE 6 - OTHER RELATED PARTY TRANSACTIONS

Transactions with Epic Boats

The Company subleases office and manufacturing space to Epic Boats (an entity founded and controlled by Chris Anthony, our founder and board member), in our facility in Vista, California pursuant to a month-to-month sublease agreement.  Pursuant to this agreement, Epic Boats pays Flux Power 10% of facility costs through the end of our lease agreement.

The Company received $5,000 and $15,000, respectively during the three months and nine months ended March 31, 2019, from Epic Boats under the sublease rental agreement which is recorded as a reduction to rent expense and the customer deposits discussed below.

As of March 31, 2019 and June 30, 2018, customer deposits totaling approximately $89,000 and $102,000, respectively, were recorded in the accompanying condensed consolidated balance sheets. There were no receivables outstanding from Epic Boats as of March 31, 2019 and June 30, 2018.

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

During the three months ended March 31, 2019, we had two major customers that each represented more than 10% of our revenues on an individual basis, or approximately 59% in the aggregate. During the nine months ended March 31, 2019, we had four major customers that each represented more than 10% of our revenues on an individual basis, or approximately 80% in the aggregate.

During the three months ended March 31, 2018, we had two major customers that each represented more than 10% of our revenues on an individual basis, or approximately 92% in the aggregate. During the nine months ended March 31, 2018, we had two major customers that each represented more than 10% of our revenues on an individual basis, or approximately 85% in the aggregate.

Suppliers/Vendor Concentrations

We obtain many of the components and supplies included in our products from a small group of suppliers. During the three and nine months ended March 31, 2019 we had three suppliers who accounted for more than 10% of our total inventory purchases on an individual basis or approximately 67% and 63%, respectively, in the aggregate.

During the three and nine months ended March 31, 2018 we had four suppliers who accounted for more than 10% of our total inventory purchases on an individual basis or approximately 65% and 57%, respectively, in the aggregate.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate amount of liability, if any, for any claims of any type (either alone or in the aggregate) may materially and adversely affect our financial condition, results of operations and liquidity. In addition, the ultimate outcome of any litigation is uncertain. Any outcome, whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management attention and other factors. We expense legal costs in the period incurred. We cannot assure you that contingencies of a legal nature or contingencies having legal aspects will not be asserted against us in the future, and these matters could relate to prior, current or future transactions or events. As of March 31, 2019, we are not a party to any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or operating results.

NOTE 9 - SUBSEQUENT EVENTS

On April 25, 2019 we signed a lease with Accutek to rent approximately 45,600 square feet of industrial space at 2685 S. Melrose Drive, Vista California. The lease has an initial term of seven years and four months, commencing on or about August 2019. The lease contains an option to extend the term for two periods of twenty-four months, and the right of first refusal to lease an additional approximate 15,300 square feet. The monthly rental rate is $42,400 for the first 12 months, escalating at 3% each year.

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

■
Monitoring : This is performed through temperature probes, physical connection to individual cells for voltage and calculations from basic metrics to determine remaining capacity and internal impedance. This monitoring uses accurate measurements to best manage the system and ensure longevity.

■
Error reporting : This is performed by analyzing data from individual cell and to determine whether the system is operating within normal specifications. This error reporting is crucial to system management as it ensures ancillary devices are not damaging the battery; it will give the operator an opportunity to take corrective action to maintain long overall system life.

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

Results of Operations and Financial Condition

The following table represents our unaudited condensed consolidated statement of operations for the three months ended March 31, 2019 (“Q3 2019”) and March 31, 2018 (“Q3 2018”).

	Three Months Ended March 31,
	2019		2018
	$	% of Revenues	$	% of Revenues

Net revenue	$1,751,000	100%	$1,666,000	100%
Cost of sales	1,690,000	97%	1,816,000	109%
Gross income (loss)	61,000	3%	(150,000)	-9%

Operating expenses:
Selling and administrative expenses	2,421,000	138%	909,000	55%
Research and development	1,364,000	78%	483,000	29%
Total operating expenses	3,785,000	216%	1,392,000	84%

Operating loss	(3,724,000)	-213%	(1,542,000)	-93%

Other income (expense):
Interest expense, net	(90,000)	-5%	(211,000)	-13%

Net loss	$(3,814,000)	-218%	$(1,753,000)	-105%

Revenues

Revenues for Q3 2019, increased by $85,000 or 5%, compared to Q3 2018. During Q3 2019 we sold approximately 418 packs from all classes including walkie, end rider, Class 2, Class 1, and GSE compared to approximately 530 LiFT Packs in Q3 2018. The completion of a full offering of batteries and the focus of the sales and management team has driven the new orders. The battery packs for the classes other than the walkie class range in price from approximately $8,500 to $31,000 per pack and drive higher revenue per pack.

Cost of Sales

Cost of sales for Q3 2019, decreased $126,000, or 7%, compared to Q3 2018. The Company’s development efforts and improvements to all of the battery packs have resulted in reductions in inventory costs, improved workforce efficiencies, and reduced warranty expense which have all contributed to an improvement in the gross margin percentage by 12% in Q3 2019 compared to Q3 2018. We expect continued improvements to the gross margin percentage as the sales volumes increase, assembly productivity improves, and cost reductions are achieved.

Selling and Administrative Expenses

Selling and administrative expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, public company costs, consulting costs, professional fees and other expenses. Such expenses for Q3 2019 increased $1,530,000 or 172%, compared to Q3 2018. This increase is primarily due to a significant increase in stock based compensation related to new option grants.

Research and Development Expense

Research and development expenses for Q3 2019 increased $881,000 or 182%, compared to Q3 2018. Such expenses consist primarily of materials, supplies, salaries and personnel related expenses, stock-based compensation expense, and other expenses associated with the continued development of our full line of products for LiFT Pack and GSE. During Q3 2019, we have continued to focus our efforts in developing lithium-ion battery packs for Class 1 and Class 2 forklifts. We initiated the UL certification process on both our Class 1 pack and new BMS in January 2019. The impact of these efforts is expected to continue to be seen throughout the remainder of fiscal 2019. We anticipate research and development expenses continuing to be a sizeable portion of our expenses as we continue to develop new and improved products to our product line.

 Interest Expense

Interest expense for Q3 2019 increased $121,000 or 57% and consists of interest expense related to our outstanding lines of credit and convertible promissory note (see Note 4 in the accompanying condensed consolidated financial statements).

Net Loss

Net loss for Q3 2019 increased $2,061,000 or 118%, as compared to the net loss in Q3 2018.  The increase is primarily attributable to increased staff and development expenses related to expanding our products line, our growing sales department, interest expense, and increased stock-based compensation costs. As we continue to increase sales of our packs, we anticipate being able to take advantage of greater quantity discounts thus improving our gross margin.

The following table represents our unaudited condensed consolidated statement of operations for the nine months ended March 31, 2019 and March 31, 2018.

	Nine months ended March 31,
	2019		2018
	$	% of Revenues	$	% of Revenues

Net revenue	$6,297,000	100%	$3,020,000	100%
Cost of sales	5,968,000	95%	3,728,000	123%
Gross income (loss)	329,000	5%	(708,000)	-23%

Operating expenses:
Selling and administrative expenses	5,518,000	88%	2,378,000	79%
Research and development	2,892,000	46%	1,441,000	48%
Total operating expenses	8,410,000	134%	3,819,000	126%

Operating loss	(8,081,000)	-128%	(4,527,000)	-149%

Other income (expense):
Interest expense, net	(1,058,000)	-17%	(512,000)	-17%

Net loss	$(9,139,000)	-150%	$(5,039,000)	-16%

Revenues

Revenues for the nine months ended March 31, 2019, increased by $3,277,000 or 109%, compared to the nine months ended March 31, 2018. This substantial increase in shipments was directly attributable the continued strong relationships with two leading forklift manufacturers and the related end users. Additionally, the increase in revenue was directly attributable to the increase in battery pack sales across the full line of batteries during the nine months ended March 31, 2019.

Cost of Sales

Cost of sales during the nine months ended March 31, 2019, increased $2,240,000, or 60%, compared to the nine months ended March 31, 2018. The increase in cost of sales is directly related to our substantial increase in pack sales as discussed above offset by decreased cost for inventory, and lower warranty expense as a percentage of revenue resulting in a gross margin percentage increase of 28% for the nine months ended March 31, 2019 compared to the nine months ended March 31, 2018.

Selling and Administrative Expenses

Selling and administrative expenses for the nine months ended March 31, 2019 increased $3,158,000 or 134%, compared to the nine months ended March 31, 2018. The increase is primarily attributable to increases in staff, higher stock-based compensation as discussed above regarding Q3 2019, and additional professional fees.

Research and Development Expense

Research and development expenses for the nine months ended March 31, 2019 increased $1,451,000 or 101%, compared to the nine months ended March 31, 2018 due to our continued focus in developing lithium-ion battery packs for Class 1 forklifts, Class 2 forklifts Class 3 end riders and GSE.

Interest Expense

Interest expense during the nine months ended March 31, 2019 increased $546,000, or 107%, and consists primarily of interest expense related to our outstanding lines of credit and convertible promissory note. Also included in interest expense during the nine months ended March 31, 2019 is additional interest expense of approximately $466,000 agreed to be paid under the Esenjay Early Conversion Agreement as well as origination fees of $25,000 for the shareholder lines of credit (see Note 4).

Net Loss

Net loss for the nine months ended March 31, 2019 increased $4,118,000, or 82%, as compared to net loss for the nine months ended March 31, 2018 for the reasons stated above.

Liquidity and Capital Resources

Overview

As of March 31, 2019, and June 30, 2018, we had a cash balance of $900,000 and $2,706,000 respectively. Since June of 2012, when we changed our business operations to design, develop and sell rechargeable advanced energy storage systems, we have generated negative cash flows from operations, and we have financed our operations primarily through sales of our products, private sales of equity securities and credit facilities.

In January 2019, we completed the sale of 3,992,564 shares of common stock for aggregate gross proceeds of $4,391,820, or $1.10 per share in cash. We incurred no offering costs. A portion of the proceeds from the offering was used to repay in full approximately $2.6 million in borrowings and accrued interest under two short-term credit facilities with two creditors.

We have evaluated our expected cash requirements over the next twelve months, which include, but are not limited to, investments in additional sales and marketing and product development resources, capital expenditures, and working capital requirements and have determined that our existing cash resources are not sufficient to meet our anticipated needs during the next twelve months, and that additional financing is required to support current operations.  Based on our current and planned levels of expenditures, we estimate that total financing proceeds of approximately $13,100,000 will be required to fund current and planned operations for the next twelve months. In addition, we anticipate that further additional financing may be required to fund our business plan subsequent to that date, until such time as revenues and related cash flows become sufficient to support our operating costs.

We intend to continue to seek capital through the sale of equity securities through private or public placements and debt placements.

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended March 31,		Year Ended June 30,
	2019	2018	2018	2017
Net cash used in operating activities	(7,055,000)	(4,679,000)	(6,500,000)	(5,698,000)
Net cash used in investing activities	(209,000)	(59,000)	(85,000)	(53,000)
Net cash provided by financing activities	5,458,000	4,745,000	9,170,000	5,745,000
Net change in cash	(1,806,000)	7,000	2,585,000	(6,000)

Operating Activities

Net cash used in operating activities was $7,055,000 during the nine months ended March 31, 2019, compared to net cash used in operations of $4,679,000 during the nine months ended March 31, 2018. The primary reason for the increase in net cash used in operations was a significant increase in net loss and an increase in inventory as of March 31, 2019, offset by increases in accounts payable, and accrued expenses and interest.

Net cash used in operating activities during the nine months ended March 31, 2018, reflects the net loss of $5,021,000 for the period offset primarily by non-cash items including stock-based compensation and depreciation, as well as, increases in accounts receivable, accounts payable and accrued interest and decreases in inventories.

Investing Activities

Net cash used in investing activities during the nine months ended March 31, 2019 consists of the purchase of office equipment, primarily computer related, of $144,000.  Net cash used in investing activities during the nine months ended March 31, 2018 consists primarily of the purchase of office and warehouse equipment and leasehold improvements, totaling $59,000.

Net cash used in investing activities during the nine months ended March 31, 2018 consists primarily of the purchase of office and warehouse equipment and leasehold improvements, totaling $59,000.

Financing Activities

Net cash provided by financing activities during the nine months ended March 31, 2019 was $5,393,000 and consisted of proceeds from the sale of common stock.  Net cash provided by financing activities during the nine months ended March 31, 2018 was $4,745,000 and resulted from the borrowing from our line of credit with Esenjay.

Net cash provided by financing activities during the nine months ended March 31, 2018 was $4,745,000 and consisted of $200,000 of proceeds from the sale of common stock and $4,545,000 of borrowings from our lines of credit with Esenjay.

Future Liquidity Needs

As of March 31, 2019, we amended our line of credit with Esenjay, a related party, to (i) increase the maximum principal amount available under line of credit from $5,000,000 to $7,000,000 (“LOC”), (ii) add Cleveland as additional lender to the LOC pursuant to which each lender has a right to advance a pro rata amount of the principal amount available under the LOC, (iii) extend the maturity date from March 31, 2019 to December 31, 2019, and (iv) to provide for additional parties to become a “Lender” under the LOC. $3,405,000 remains outstanding as of March 31, 2019 and $ 3,595,000 available for future draws. The LOC matures on December 31, 2019.

As of March 31, 2019 and June 31, 2018, we incurred net losses from operations of $9,422,000 and $6,965,000, and have incurred an accumulated deficit of $36,084,000 and $26,662,000. In addition, as of March 31, 2019 and June 30, 2018, we had limited available cash balances and were in need of additional capital to fund operations. In their report on the annual consolidated financial statements for Fiscal 2018, our independent auditors included an explanatory paragraph in which they expressed substantial doubt regarding the Company’s ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to raise additional capital on a timely basis until such time as revenues and related cash flows are sufficient to fund our operations. Management’s plans are to continue to seek funding, as necessary, through the sale of equity securities through private placements, credit line extensions and convertible debt placements.

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

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with the SEC under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow for timely decisions regarding required disclosure. As required by SEC Rules 13a-15(e) and 15d-15(e) 15d-15(b), we carried out an evaluation as of the end of the fiscal quarter ended March 31, 2019, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (“Exchange Act”) and concluded that our disclosure controls and procedures were effective to ensure the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate amount of liability, if any, for any claims of any type (either alone or in the aggregate) may materially and adversely affect our financial condition, results of operations and liquidity. In addition, the ultimate outcome of any litigation is uncertain. Any outcome, whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management attention and other factors. We expense legal costs in the period incurred. We cannot assure you that contingencies of a legal nature or contingencies having legal aspects will not be asserted against us in the future, and these matters could relate to prior, current or future transactions or events. As of March 31, 2019 we are not a party to any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or operating results.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective April 1, 2018, we entered into a renewal contract (the “2018 Renewal”) with Catalyst Global LLC to provide investor relations services for 12 months in exchange for monthly fees of $4,500 per month and 8,710 shares of restricted common stock per quarter. The initial tranche of 8,710 shares was valued at $1.70 per share or $14,807 when issued on June 21, 2018, the second tranche of 8,710 shares was valued at $2.01 per share or $17,507 when issued on September 28, 2018, the third tranche of 8,710 shares was valued at $1.75 per share or $15,243 when issued on December 31, 2018, and the fourth tranche of 8,710 shares was valued at $1.31 per share or $11,410 when issued on March 27, 2019. The 2018 Renewal is cancelable upon 60 days written notice.  These shares have not been registered under the Securities Act. Such shares were issued upon exemptions from registration pursuant to Section 4(a)(2) of the Securities Act.

On March 14, 2018, we entered into a consulting agreement with Shenzhen Reach Investment Development Co. (“SRID”) to assist us with identifying strategic partners, suppliers and manufacturers in China for a term of 12 months. Included with the services is a two-week trip to China to meet with potential manufacturers, which took place in April 2018. In consideration for the services, we agreed to issue to SRID, up to 174,672 shares of restricted common stock valued at approximately $80,000 over the course of the 12-month term. As of March 31, 2019, 174,672 shares have been issued. These shares have not been registered under the Securities Act. Such shares were issued upon exemptions from registration pursuant to Section 4(a)(2) of the Securities Act.

Other than the equity issuances disclosed in this Item 2 and the equity sold by us which have previously included in Current Reports of Form 8-K filed with the SEC, we have not issued any other equity during the quarter ended March 31, 2019.

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

Flux Power Holding, Inc.

Date: May 10, 2019	By:	/s/ Ronald F. Dutt
Name: Ronald F. Dutt
Title: Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Charles A. Scheiwe
Name: Charles A. Scheiwe
Title: Chief Financial Officer (Principal Financial Officer)