Form 10-K
period 2019-06-30
Flux Power Holdings, Inc.
filed 2019-09-12
CIK 1083743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-25909

FLUX POWER HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	86-0931332
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

2685 S. Melrose Drive, Vista, California	92081
(Address of principal executive offices)	(Zip Code)

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

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of December 31, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $21,710,258.

The number of shares of registrant’s common stock outstanding as of September 12, 2019 was 5,104,474.

Documents incorporated by reference: None.

FLUX POWER HOLDINGS, INC.

FORM 10-K ANNUAL REPORT
For the Fiscal Year Ended June 30, 2019

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

●
our ability to reach the levels of net revenue and gross profit anticipated by management;

●
our ability to keep up with rapidly changing technologies and evolving industry standards, including our ability to achieve technological advances;

●
our dependence on the growth in demand for our products;

●
our ability to compete with larger companies with far greater resources than we have;

●
our continued ability to obtain raw materials and other supplies for our products at competitive prices;

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

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this report only:

●
the “Company,” “Flux,” “we,” “us,” and “our” refer to the combined business of Flux Power Holdings, Inc., a Nevada corporation and its wholly-owned subsidiary, Flux Power, Inc., a California corporation (Flux Power).

●
“Exchange Act” refers the Securities Exchange Act of 1934, as amended;

●
“SEC” refers to the Securities and Exchange Commission; and

●
“Securities Act” refers to the Securities Act of 1933, as amended.

PART I

ITEM 1 - BUSINESS

Overview

We design, develop, and sell advanced rechargeable lithium-ion energy storage solutions as an alternative to lead-acid batteries [and propane-based solutions] for lift trucks, airport ground support equipment (GSE) and other industrial motive applications. Our “LiFT” battery packs, including our proprietary battery management system (BMS), provide our customers with a better performing, cheaper and more environmentally friendly alternative, in many instances, to traditional lead-acid and propane-based solutions.

We launched our LiFT packs for the Class 3 Walkie Pallet Jack (Class 3 Walkie) product line in 2014. We have received Underwriters Laboratory (UL) Listing on our Class 3 Walkie Pallet Jack (Class 3 Walkie) LiFT pack product line in 2016 and expect to seek UL Listing during calendar 2019 for our other product lines, which include Class 1 Counterbalance/Sit down/Ride-on (Class 1 Ride-on) LiFT packs , Class 2 Narrow Aisle LiFT packs, and Class 3 End Rider LiFT packs. We believe that a UL Listing demonstrates the safety, reliability and durability of our products and gives us an important competitive advantage over other lithium-ion energy suppliers. Our Class 3 Walkie LiFT packs have been approved for use by leading industrial motive manufacturers, including Toyota Material Handling USA, Inc., Crown Equipment Corporation, and Raymond Corporation.

Within our industrial market segments, we believe that our LiFT pack solutions provide cost and performance benefits over existing lead-acid power products including:

●
longer operation and more shifts with fewer batteries;
●
reduced energy and maintenance costs;
●
faster recharging; and
●
longer lifespan.

Historically, lead-acid batteries dominated this market. However, their share has been gradually declining given significant safety and environmental issues related to the toxic nature of their components and other limitations of these legacy solutions. For example, lead-acid batteries are subject to Environmental Protection Agency lead-acid battery reporting requirements, may create an environmental hazard in the event of a cell breach, and emit combustible gases during charging. Rechargeable lithium-ion energy solutions such as ours do not pose such environmental concerns. As lithium-based solutions have declined in price and improved in reliability, today, they provide a cost-effective solution with an improved environmental profile.

As a result of the advantages lithium-ion battery technology provide over lead-acid batteries, we have experienced significant growth in our business. We believe we are at the very early stage of a trend toward the adoption of lithium-ion technology and the displacement of lead-acid and propane-based energy storage solutions. We believe the annual addressable forklift market in North America for lithium-ion battery is $2.4 billion. We calculate this figure based on Industrial Truck Association (ITA) U.S. Factory Shipments data for 2017 (75,446 for Classes 1 and 2 Ride-on and Narrow Aisle, and 68,979 for Class 3 Walkie) and multiplying it by our estimated mid-point suggested retail prices for the different sizes of lithium-ion battery packs ($24,000 for Classes 1 and 2 Ride-on and Narrow Aisle, and $8,250 for Class 3 Walkie). The estimated $2.4 billion addressable market does not include other opportunities available to us. For example, we estimate that migrating existing buyers of Classes 4 and 5 Internal Combustion Sit-on to Class 1 Ride-on LiFT packs would expand our addressable market to be around $2.1 billion based on 87,271 Classes 4 & 5 Internal Combustion Sit-on LiFT packs shipped in 2017 as reported by ITA.

Critical to our success is our innovative and proprietary high power BMS that enables multiple battery cells to work in tandem, optimizes the performance of our LiFT packs and provides a platform for adding new battery pack features, including customized telemetry for customers. The BMS serves as the brain of the battery pack, managing cell balancing, charging, discharging, monitoring and communication between the pack and the forklift. We believe our expertise in managing a variety of lithium cell formats using a modular, scalable and customizable approach creates a competitive advantage for us. A key component of this solution is our proprietary BMS.

Our engineers design, develop, service, and test our products. We source our battery cells from multiple suppliers in China and the remainder of the components primarily from vendors in the United States. Final assembly, testing and shipping of our products is done from our ISO 9001 certified facility in Vista, California, which includes three assembly lines.

Recent Corporate Transactions

The Company effected a 1-for-10 reverse split of our common stock and preferred stock on July 11, 2019 (2019 Reverse Split). No fractional shares were issued in connection with the 2019 Reverse Split. If, as a result of the 2019 Reverse Split, a stockholder would otherwise have been entitled to a fractional share, each fractional share was rounded up. The 2019 Reverse Split resulted in a reduction of our outstanding shares of common stock from 51,000,868 to 5,101,580. In addition, it resulted in a reduction of our authorized shares of common stock from 300,000,000 to 30,000,000, and a reduction of our authorized shares of preferred stock from 5,000,000 to 500,000. All references to shares of common stock and related per share data for all periods presented in this Annual Report on Form 10-K and the accompanying consolidated financial statements and notes thereto contained have been adjusted to reflect the 2019 Reverse Split on a retroactive basis.

DESCRIPTION OF OUR BUSINESS

Our Business

We have leveraged our decade of experience in lithium-ion technology to design and develop a suite of LiFT pack product lines that we believe provide attractive solutions to customers seeking an alternative to lead-acid and propane-based power products. We believe the following attributes are significant contributors to our success:

Engineering and integration experience in lithium-ion for motive applications: We have been developing lithium-ion applications for the advanced energy storage market since 2010, starting with products for automotive electric vehicle manufacturers. We believe our expertise in management of large format lithium cells and overall experience in control and integration of battery modules has enabled us to develop superior solutions.

UL Listing: We launched our LiFT packs for the Class 3 Walkie product line in 2014 and obtained our UL Listing for all three different power configurations in January 2016. We believe this UL Listing gives us a significant competitive advantage and provides assurance to customers that our technology has been rigorously tested by an independent third party and determined to be safe, durable and reliable. We believe that the process involved in obtaining UL Listing has enabled us to substantially enhance our entire family of products, including in the areas of overall design and durability, which we believe has improved the performance and overall value of our LiFT packs. We are seeking to obtain additional UL Listings for our other LiFT pack product lines during calendar 2019.

Original equipment manufacturer (OEM) approvals: Our Class 3 Walkie LiFT packs have been tested and approved for use by Toyota Material Handling USA, Inc., Crown Equipment Corporation, and Raymond Corporation, among the top global lift truck manufacturers by revenue according to Material Handling & Logistics. We also provide a “private label” LiFT pack for a Class 3 Walkie LiFT pack to a major forklift OEM.

Broad product offering and scalable design: We offer LiFT packs for use in a variety of industrial motive applications. We believe that our modular and scalable design enables us to optimize design, inventory, and part count to accommodate natural product extensions of our products to meet customer requirements. Based on our Class 3 Walkie LiFT pack design, we have expanded our produce lines to include Class 1 Ride-on, Class 2 Narrow Aisle, and Class 3 End Rider LiFT pack product lines as well as airport GSE packs. Our modular design enables us to group cells in certain unit counts and electrical connections (series vs. parallel) that can be easily modified to satisfy a wide range of power requirements for varying voltages, current amperages, and kilowatt power ratings. The modular design also includes three (3) different physical formats to accommodate a variety of dimension requirements.

Significant advantages over lead acid and propane solutions: We believe that lithium-ion battery systems have significant advantages over existing technologies and will displace lead-acid batteries and propane-based solutions, in most applications, because they have a number of advantages over these legacy technologies. Relative to lead-acid batteries, such advantages include environmental benefits, no water maintenance, faster charge times, greater cycle life and longer run times that provide operational and financial benefits to customers. Compared to propane solutions, lithium-ion systems avoid the generation of exhaust emissions and associated odor and environmental contaminates, and maintenance of an internal combustion engine, which has substantially more parts than an electric motor.

Proprietary Battery Management System: We have developed a high power BMS that is incorporated into our entire product family. The BMS serves as the brain of the battery pack, managing cell balancing, charging, discharging, monitoring and communication between the battery pack and the forklift. Our BMS is specifically designed for the industrial motive application environment and is adaptable to meet custom requirements. The system is optimized to meet the operational requirements of material handling and airport ground support equipment and to work with the LiFePO4 battery chemistry (although we can easily accommodate other lithium-ion chemistries). We have designed our BMS to interface with telematics systems to enable remote diagnostics, software upgrades and early warnings to fleet managers. Our next generation BMS design will be released in fiscal year 2020 and incorporate advanced automotive chip technologies that will enable faster, lower cost, more extensive data logging and easier re-configurations for product extensions.

Our Products

We have developed, tested, and sold our LiFT packs for use in a broad range of lift trucks, as pictured and described below, including Class 3 Walkie and End Riders, Class 2 Narrow Aisle, and Class 1 Ride-on, as well as for airport GSE. Within each of these product segments, there is a range of power and equipment variations. With these variations in mind, we designed our LiFT packs to address most variations, with only minor modifications needed to fit the remaining low volume applications.

Class 3 Walkie Pallet Jack Packs

●
Our smallest product line by weight and size.
●
Dedicated assembly line for production with unique design to fit battery compartments.
●
Used in food and beverage delivery business, where the “walkie” often rides on truck deliveries in a very rugged environment.
●
UL Listing received in 2016 for all three power configurations.
●
Power ratings range from 1.7 to 4.3 kWh.

Class 1 Counterbalance/Sit Down/Ride-on

●
Our “large product” line for Class 1 ride-on forklifts, to meet high power requirements.
●
Utilizes modular “blade” design
●
Used in warehouses and production facilities, for demanding requirements, especially multi-shift operations
●
Proven to support 3-shift operations and avoid the need for a battery for each shift.
●
Power ratings range from 21.6 to 32.0 kWh.

Class 2 Narrow Aisle

●
Our “medium product line” utilizes a modular design for medium-size packs.
●
Popular in new facilities focused on high efficiency operations.
●
Power ratings range from 21.6 to 31.1 kWh.

Class 3 End Rider

●
Uses similar design to our Class 2 Narrow Aisle LiFT packs.
●
Equipment and battery packs designed for use in high volume distribution centers (DC).
●
Power ratings range from 9.6 to 14.4 kWh.

Airport GSE

●
Our first “large pack” product line, built on our “large pack” assembly line.
●
Utilizes similar modular design as our large forklift LiFT packs with minor modifications.
●
Used to power airport GSE including: baggage and cargo trucks, scissor lifts, pushback tractors, and belt loaders, all used at airports.
●
Used by major airlines and ground support equipment “service” companies.
●
Power ratings range from 16.0 to 48.0 kWh.

Because we are addressing a wide range of power and energy requirements across broad industrial motive applications, we have taken a modular approach to our battery pack system design. We have three core design modules that are used in our entire family of forklift products. Our core modules are designed for small, medium, and large packs. The design of each core module is driven by power and physical space sizing. The core module for our small LiFT pack, which fits a Class 3 Walkie, is a 24-volt lithium pack (figure below) comprised of individual 3.2-volt cells. The medium and large cored modules are designed to accommodate larger equipment size and power by adding more cells and components. These larger designs support 36-volt, 48-volt, and 72-volt applications with power requirements up to 900Ah (amps per hour or “current” rating), which enables us to offer a full product line-up.

We are able to offer varying chemistries and configurations based on the specific application. Currently, our LiFT packs use lithium iron phosphate (LiFePO4) battery cells, which we source from a variety of overseas suppliers that meet our power, reliability, safety and other specifications. Because our BMS is designed to work with numerous battery chemistries, we believe we can readily adapt our LiFT packs as new chemistries become available in the market or customer preferences change.

We also offer 24-volt onboard chargers for our Class 3 Walkie LiFT packs, and smart “wall mounted” chargers for larger applications. Our smart charging solutions are designed to interface with our BMS.

Industry Overview

The motive energy storage markets have evolved from reliance primarily on lead-acid technologies created in the 1800s to increasing use of advanced chemistries that have the ability to store energy more efficiently and with lower environmental impact.

Driven by overall growth in global demand for lithium-ion battery solutions, the supply of lithium-ion batteries has rapidly expanded, leading to price declines of eighty-five percent (85%) since 2010 according to BloombergNEF. BloombergNEF also estimates that lithium-ion battery pack prices, which averaged $1,160 per kilowatt hour in 2010, were $176 per kWh in 2018 and could drop below $100 in 2024.

The sharp decline in the price of lithium-ion batteries has commenced a shift in customer preferences away from lead-acid and propane-based solutions for power lift equipment to lithium-ion based solutions. We believe our position as a pioneer in the field and our extensive experience providing lithium-ion based storage solutions makes us uniquely positioned to take advantage of this shift in customer preferences.

Lift Equipment - Material Handling Equipment

We focus on energy storage solutions for lift equipment and GSE because we believe they represent large and growing markets that are just beginning to adopt lithium-ion based technology. Our market opportunity includes not only solutions for new equipment but also the replacement market for existing lead acid battery packs.

Historically, larger lift trucks were powered by internal combustion engines, using propane as a fuel, with smaller equipment powered by lead-acid batteries. Over the past thirty (30) years, there has been a significant shift toward electric power. According to Liftech/ITA, over this time period the percentage of lift trucks powered electrically has doubled from approximately thirty percent (30%) to over sixty percent (60%).

According to Modern Materials Handling, worldwide new lift truck orders reached approximately 1.4 million units in 2017. The Industrial Truck Association has estimated that approximately 200,000 lift trucks had been sold yearly since 2013 in North America (Canada, the United States and Mexico), including approximately 260,000 units sold in 2018, with sales relatively evenly distributed between electric rider (Class 1 and Class 2), motorized hand (Class 3), and internal combustion engine powered lift trucks (Class 4 and Class 5). The ITA estimates that electric products represented approximately sixty-four percent (64%) of the North American market in 2018. Driven by growth in global manufacturing, e-commerce and construction, Research and Markets expects that the global lift truck market will grow at a compound annual growth rate of six and four-tenths percent (6.4%) through 2024.

Customer Concentrations

We currently sell products directly to our customers, through OEMs, lift equipment dealers, battery distributors and the ultimate end-user. Our direct customers vary from small companies to Fortune 500 companies.

During the year ended June 30, 2019, we had four major customers that each represented more than 10% of our revenues on an individual basis, or approximately $8,072,000 or 87% of our total revenues.

During the year ended June 30, 2018, we had two major customers that each represented more than 10% of our revenues on an individual basis, or approximately $3,181,000 or 77% of our total revenues.

Shift Toward Lithium-ion Battery Technologies

We expect that there will be a significant increase in demand for safe and efficient alternatives to lead-acid and propane-based power products. There are a number of factors driving the change in customer preference away from these legacy products and toward lithium-ion energy storage solutions:

Duration of Charge/Run Times: Lithium-based energy storage systems can perform for a longer duration compared to lead-acid batteries. Lithium-ion batteries provide up to 50% longer run times than lead-acid batteries of comparable capacity, or amps-per-hour rating, allowing equipment to be operated over a long period of time between charges.

High/Sustained Power: Lithium-ion batteries are better suited to deliver high power versus legacy lead-acid. For example, a 100Ah lead acid battery will only deliver 80Ah if discharged over a four-hour period. In contrast, a 100Ah lithium-ion system will achieve over 92Ah even during a 30 minute discharge. Additionally, during discharge, the LiFT pack sustains its initial voltage, maximizing the performance of the forklift truck, whereas, lead acid voltages, and hence power, decline over the working shift.

Charging Time: Lead acid batteries are limited to one shift a day, as they discharge for eight hours, need eight hours for charging, and another eight hours for cooling. For multi-shift operations, this typically requires battery changeout for the equipment. Because lithium batteries can be recharged in as little as one hour and do not degrade when subjected to opportunity charging, battery changeout is unnecessary.

Safe Operation: The toxic nature of lead-acid batteries presents significant safety and environmental issues in the event of a cell breach. During charging, lead-acid batteries emits combustible gases and increases in temperature. Lithium-ion (particularly LFP) batteries do not get as hot and avoid many of the safety and environmental issues associated with lead-acid batteries.

Extended Life: The performance of lead-acid batteries degrades after approximately 500 charging cycles in industrial equipment applications. In comparison, lithium-ion batteries last up to five times longer in the same application.

Size and Weight: Lithium is about one-third the weight of lead acid for comparable power ratings, enhancing the ability to provide power to equipment of many shapes and sizes.

Lower Cost: Lithium-ion batteries provide power dense solutions with extended cycle life, reduced maintenance and improved operational performance, resulting in lower total cost of ownership.

Marketing and Sales

In the industrial motive market, OEMs sell their lift products through dealer networks and directly to end customers. Because of environmental issues associated with lead-acid batteries and to preserve customer choice, industrial lift products are typically sold without a battery pack. Equipment dealers source battery packs from battery distributors and battery pack suppliers based on demand or in response to customer specifications. End customers may specify a specific type and manufacturer of battery pack to the equipment dealer or may purchase battery packs from battery distributors or directly from battery suppliers. Consequently, we sell our products through a number of different channels, including directly to end users, OEMs and lift equipment dealers or through battery distributors.

Our four-person direct sales team is assigned to major geographies nation-wide to collaborate with our sales partners who have an established customer base. We are seeking to hire additional sales staff to support our expected sales growth. In addition, we have developed a nation-wide sales network of relationships with equipment OEMs, their dealers, and battery distributors.

We have worked directly with a number of OEMs to secure “technical approval” for compatibility of our LiFT packs with their equipment. Once we receive that approval, we focus on developing a sales network utilizing existing battery distributors and equipment dealers, along with the OEM corporate national account sales force, to drive sales through this channel.

As our LiFT packs have gained acceptance in the marketplace, we have seen an increase in direct-to-end-customer sales, ranging from small enterprises to Fortune 500 companies. To expand our customer reach, we have begun to market directly to end users, primarily focusing on large fleets operated by Fortune 500 companies seeking productivity improvements. We have seen initial success in these efforts, including sales to a Fortune 100 heavy machinery conglomerate. Our marketing efforts to these customers focus on the economic and cost benefits of lithium-ion batteries over lead acid batteries in their equipment.

Our product development efforts have included pilot programs and trials with national account end users. This has resulted in increased sales to these end users as many of them seek to replace lead-acid batteries with lithium power packs in their fleets as they buy new equipment.

To support our products, we have a nation-wide network of service providers, typically forklift equipment dealers and battery distributors, who provide local support to large customers. We utilize a discount price to our standard retail prices to compensate our partners for customer orders and service availability. We also maintain a call center and provide Tech Bulletins and training to our service and sales network out of our corporate headquarters.

Our warranty policy for our family of forklift products includes a limited five-year warranty. Warranty claims are handled by our call center that determines the appropriate response path: return pack, field fix by approved technician on location, or technical resolution by the call center. Our approved field technicians are typically equipment dealers or battery distributors, charging agreed upon discounted rates to their “street rates.”

We partner with Averest, Inc., an experienced GSE distributor, to market our lithium-ion battery packs for airport GSE. Our sales cycle for GSE equipment has required initial multi-month evaluation periods of packs prior to ordering. After initial shipments, subsequent ordering is dependent upon operating requirements and capital budgeting.

We customarily maintain a relatively small inventory of Class 3 Walkie LiFT packs, which typically have shorter customer timing requirements than other lift equipment. For larger packs, we seek to align our inventory and production with historical OEM order patterns. Typically, we deliver larger packs on a four- to eight-week lead time. Because of associated lead times, we provide six-month rolling forecasts to our battery cell suppliers who manufacture and deliver to our forecast.

Ordering patterns primarily reflect ordering patterns of new equipment, commonly done in monthly or quarterly stages by large customers, as single fleet-size orders would require significant planning and operational support to implement. Backlog varies with customers but is driven by operating timing. Customer payment terms are normally net 30 days, but certain large customers require extended payment terms, ranging from 45 to 60 days. We have experienced some seasonality, particularly in July, August and December.

Manufacturing and Assembly

We source our battery cells from multiple suppliers in China and the remainder of the components primarily from vendors in the United States. While we have experienced supply interruptions from time to time, none have been material. Production rates aligned with our forecasts have helped us mitigate the risk of disruption.

We buy chargers from several sources, including a U.S. based supplier. Additionally, we are a qualified dealer for a well-known manufacturer of “high capacity, modular, smart chargers” which support our larger packs.

Our BMS is not dependent on a specific lithium-ion chemistry or cell manufacturer, and we are agnostic to chemistry and supplier. We monitor and test potential new cell technologies on an ongoing basis

Our BMS modules/boards are proprietary and have been granted two patents: (i) a 12-volt battery design; and (ii) a battery display design. Component acquisition and assembly of the BMS modules/boards are outsourced to two local, Southern California board houses, both of whom meet our quality and other specifications.

Final assembly, testing and shipping of our products occur at our ISO 9001 certified facility in Vista, California, which includes three assembly lines.

Research and Development

Our engineers design, develop, service, and test our products. We believe our core competencies and capabilities are designing and developing proprietary technology for our BMS, systems engineering, engineering application, and software engineering for both battery packs and telemetry. We believe that our ability to develop new features and technology for our BMS is essential to our growth strategy.

Research and development expenses for the fiscal years ended June 30, 2019 and 2018 were approximately $4,088,000 and $1,956,000, respectively. Such expenses consist primarily of materials, supplies, salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses. Research and development expenses in fiscal year ended June 30, 2019 were higher than fiscal year ended June 30, 2018 primarily due to the development, implementation, and UL testing of the higher capacity packs for Class 1, 2, and 3 forklifts.

As we continue to develop our product offerings, we anticipate that research and development expenses will continue to be a substantial part of our focus. We perform our research and development at our facility in Vista, California. We seek to develop innovative new and improved products for cell and system management along with associated communication, display, current sensing and charging tools.

Competition

Our competitors in the lift equipment market are primarily major lead-acid battery manufacturers, including Exide Technologies, East Penn Manufacturing Company, EnerSys Corporation, and Crown Battery Corporation. We do not believe that these suppliers offer lithium-based products for lift equipment in any significant volume to end users, equipment dealers, OEMs or battery distributors. Several OEMs offer lithium-ion battery packs on Class 3 forklifts for sale only with their own new forklifts. As the demand for lithium-ion battery packs has increased, a number of [small] lithium battery pack providers have entered the market, most of whom we believe are suppliers of other power products and have simply added a lithium product to their product lines.

The key competitive factors in this market are performance, reliability, durability, safety and price. We believe we compete effectively in all of these categories in light of our experience with lithium-ion technology, including our development capabilities and the performance of our proprietary BMS. We believe that the UL Listing covering our entire Class 3 Walkie LiFT pack product line is a significant differentiating competitive advantage and we intend to extend that advantage by seeking to obtain UL Listings for our other LiFT pack products during calendar 2019. In addition, because our BMS is not reliant on any specific battery cell chemistry, we believe we can adapt rapidly to changes in advanced battery technology or customer preferences.

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

As of June 30, 2019, we have two issued patents and three trademark registrations protecting the Flux Power name and logo. We intend to file additional patent applications with respect to our technology, including our next generation BMS 2.0, which we plan to release for production later this year. We also intend to seek protection of our intellectual property internationally in a broad range of areas. We do not know whether any of our efforts will result in the issuance of patents or whether the examination process will require us to narrow our claims. Even if granted, there can be no assurance that these pending patent applications will provide us with protection. We have two granted patents: (i) a 12-volt battery design and (ii) a battery display design. Based on next generation BMS, we plan to file four utility patents within this year.

Suppliers

We obtain a limited number of components and supplies included in our products from a small group of suppliers. During the year ended June 30, 2019 we had three suppliers who accounted for more than 10% of our total purchases, on an individual basis. Purchases for these three suppliers totaled $6,855,000 or 62% of our total purchases.

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

Occupational Safety and Health Regulations. The California Division of Occupational Safety and Health (Cal/OSHA) and other regulatory agencies have jurisdiction over the operations of our Vista, California facility. Because of the risks generally associated with the assembly of advanced energy storage systems we expect rigorous enforcement of applicable health and safety regulations. Frequent audits by or changes, in the regulations issued by Cal/OSHA, or other regulatory agencies with jurisdiction over our operations, may cause unforeseen delays and require significant time and resources from our technical staff.

Employees

As of June 30, 2019, we had seventy-five (75) full-time employees. We engage outside consultants for business development and operations or other functions from time to time. None of our employees are currently represented by a trade union.

Other Information

Our Internet address is www.fluxpower.com. We make available free of charge on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). Other than the information expressly set forth in this annual report, the information contained, or referred to, on our website is not part of this annual report.

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

 In June 2019, we relocated our headquarters and production facility to 2685 South Melrose Drive, Vista, California, where we are leasing approximately 45,600 square feet with an option for an additional 15,300 square-feet of warehouse space, which we believe is sufficient for our projected future growth. Monthly rent for the new space is approximately $42,400 and escalates 3% per year through the end of the lease term in January 2024. The new facility is ISO 9001 certified. The telephone number at our principal executive office is (760) 741-3589 (FLUX).

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

Risk Factors Relating to Our Business

We will need to raise additional capital to fund our operations.

Our continued operations and growth are dependent on our ability to obtain additional capital from external sources including equity or equity-linked financings and, credit facilities and/or to generate positive cash flows from operating activities. We are pursuing additional sources of funding, however, there is no guarantee that we will be able to obtain additional funds or that such funds will be available on terms acceptable to us, or that shareholders will not experience dilution as a result of funds raised through the sale of securities. If such funds are not available, management will be required to curtail its current operations and investments in additional sales and marketing and product development resources and capital expenditures, which may have a material adverse effect on our future cash flows and results of operations, and its ability to continue operating as a going concern.

We have a history of losses and negative working capital, and we will require additional funding to support operations and provide working capital.

As of June 30, 2019, we had a cash balance of $102,000 and an accumulated deficit of $39,076,000. In addition, as of June 30, 2019 and June 30, 2018, we had a negative working capital of $3,644,000 and $7,446,000, respectively. We have historically experienced net losses and until we generate sufficient revenue, we anticipate continuing to experience losses in the future. Despite an increase in our revenues of $5,199,000 or 126%, our net loss of $12,414,000 represented an increase of $5,449,000 or 78% in comparison to the year ended June 30, 2018. Based on our current and planned level of expenditures, we estimate that total financing proceeds of approximately $12,000,000 will be required to fund current and planned operations for the next twelve months. The Company does not currently believe that its existing cash resources are sufficient to meet its anticipated needs during the next twelve months. We have substantial indebtedness and have relied on our credit facilities to provide working capital. As of June 30, 2019 we had an outstanding balance of $6,405,000 under an Amended and Restated Credit Facility Agreement dated March 28, 2019 (LOC) with Esenjay Investment, LLC (Esenjay), a majority Stockholder and a company owned and controlled by Michael Johnson, a director. The outstanding principal consists of amounts provided by the following individuals: $2,405,000 by Esenjay, $2,000,000 by Cleveland Capital, LP., minority stockholder and creditor (Cleveland), $1,000,000 by Winn Exploration Co., $500,000 by Otto Candies Jr., $250,000 by Paul Candies and $250,000 by Brett Candies. As of September 12, 2019, we had $595,000 under the LOC available for future draws with all parties combined. However, our ability to borrow under the LOC is at the discretion of the Lenders and they are under no obligation to disburse additional funds under the LOC.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

In their audit opinion issued in connection with our financial statements as of June 30, 2019 and June 30, 2018 and for the years then ended, our independent registered public accounting firm included a going concern explanatory paragraph which stated there was substantial doubt about our ability to continue as a going concern. We have prepared our financial statements on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. Our financial statements do not include any adjustments that would be necessary should we be unable to continue as a going concern and, therefore, be required to liquidate our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements. If we are unable to continue as a going concern, our stockholders may lose all or a substantial portion or all of their investment.

Our level of indebtedness and an event of default under our existing credit facility and Factoring Agreement could adversely affect our business, financial condition, results of operations or liquidity.

We have substantial indebtedness under our existing credit facility and unsecured loan with Cleveland. On July 3, 2019, we entered into a certain loan agreement with Cleveland, pursuant to which Cleveland agreed to loan the Company a principal amount of $1,000,000 (the Loan). In connection with the Loan, on July 3, 2019, the Company issued Cleveland an unsecured short-term promissory in the amount of $1,000,000 which was originally due on September 1, 2019. On September 1, 2019, the Company and Cleveland agreed to extend the maturity date to December 1, 2019. As of September 12, 2019, the total principal amount due under the credit facility is and Loan is $1,000,000.

We have relied on our existing credit facility to provide working capital. However, our ability to borrow under the credit facility is at the discretion of Lenders. Also, the Lenders have no obligation to disburse such funds and have the right not to advance funds under the credit facility. In addition, on August 23, 2019, we entered a Factoring Agreement (Factoring Agreement) with CSNK Working Capital Finance Corp. d/b/a Bay View Funding (CSNK) for a factoring facility under which CSNK will, from time to time, buy approved receivables from the Company. The factoring facility provides for the Company to have access to the lesser of (i) $3 million (Maximum Credit) or (ii) the sum of all undisputed receivables purchased by CSNK multiplied by the 90% (which percentages may be adjusted by CSNK in its sole discretion). The Lenders and CSNK have a security interest in our assets. Secured parties, upon an event of default, will have a right to the collateral granted to them under the line of credit, and we may lose our ownership interest in the assets. A loss of our collateral will have material adverse effect on our operations, our business and financial condition.

We have realigned our marketing focus to a smaller number of products and selling to customers that do not require extensive product development.

Since 2010, we have been focused on providing customized solutions to larger OEM customers.  Recent experience has shown that we could achieve higher revenue more quickly by focusing on a smaller number of products and selling to customers that do not require extensive and lengthy product development and negotiation periods. As a response, we have determined to narrow our focus to product segments including “lift equipment” and related verticals. We feel that we are well positioned to address these markets, which include applications such as industrial electric vehicles like lift equipment and airport ground support equipment. However, we cannot guarantee that we will be successful in transitioning companies in these segments from legacy lead-acid technologies to our advanced energy storage solutions.

Our success depends on the success of manufacturers, end-user customers and OEM's that use our battery products and BMS in their lift equipment and product offerings.

Because our products are designed to be used in other products such as lift equipment, our success depends on whether the providers of such equipment and their equipment dealers incorporate our battery products and BMS in their products. Although we strive to produce high quality battery products and BMS, there is no guarantee that end application manufacturers will accept our products. Our failure to gain acceptance of our products from these manufacturers could result in a material adverse effect on our results of operations.

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

We are dependent on a few end-user customers and "OEMs" for the majority of our net revenues, and our success depends on demand from OEMs and other users of our battery products.

Historically a majority of our product sales have been generated from a small number of OEMs and end-user customers, including two customers who made up 77% of our sales for the year ended June 30, 2018, and four end-user customers who made up 87% of our sales for the year ended June 30, 2019. As a result, our success depends on continued demand from this small group of customers and their willingness to incorporate our battery products in their equipment. The loss of a significant customer would have an adverse effect on our revenues. There is no assurance that we will be successful in our efforts to convince end users to accept our products. Our failure to gain acceptance of our products could have a material adverse effect on our financial condition and results of operations.

Additionally, OEMs, their dealers and battery distributors may be subject to changes in demand for their equipment which could significantly affect our business, financial condition and results of operations.

We do not have long term contracts with our customers.

We do not have long-term contracts with our customers. Future agreements with respect to pricing, returns, promotions, among other things, are subject to periodic negotiation with each customer. No assurance can be given that our customers will continue to do business with us. The loss of any of our significant customers will have a material adverse effect on our business, results of operations, financial condition and liquidity. In addition, the uncertainty of product orders can make it difficult to forecast our sales and allocate our resources in a manner consistent with actual sales, and our expense levels are based in part on our expectations of future sales. If our expectations regarding future sales are inaccurate, we may be unable to reduce costs in a timely manner to adjust for sales shortfalls.

Real or perceived hazards associated with Lithium-ion battery technology may affect demand for our products.

Press reports have highlighted situations in which lithium-ion batteries in automobiles and consumer products have caught fire or exploded. In response, the use and transportation of lithium-ion batteries has been prohibited or restricted in certain circumstances. This publicity has resulted in a public perception that lithium-ion batteries are dangerous and unpredictable. Although we believe our battery packs are safe, these perceived hazards may result in customer reluctance to adopt our lithium-ion based technology.

Our products may experience quality problems from time to time that could result in negative publicity, litigation, product recalls and warranty claims, which could result in decreased revenues and harm to our brands.

A catastrophic failure of our battery modules could cause personal or property damages for which we would be potentially liable. Damage to or the failure of our battery packs to perform to customer specifications could result in unexpected warranty expenses or result in a product recall, which would be time consuming and expensive. Such circumstances could result in negative publicity or lawsuits filed against us related to the perceived quality of our products which could harm our brand and decrease demand for our products.

We may be subject to product liability claims.

If one of our products were to cause injury to someone or cause property damage, including as a result of product malfunctions, defects, or improper installation, then we could be exposed to product liability claims. We could incur significant costs and liabilities if we are sued and if damages are awarded against us. Further, any product liability claim we face could be expensive to defend and could divert management’s attention. The successful assertion of a product liability claim against us could result in potentially significant monetary damages, penalties or fines, subject us to adverse publicity, damage our reputation and competitive position, and adversely affect sales of our products. In addition, product liability claims, injuries, defects, or other problems experienced by other companies in the solar industry could lead to unfavorable market conditions for the industry as a whole, and may have an adverse effect on our ability to attract new customers, thus harming our growth and financial performance. Although we carry product liability insurance, it may be insufficient in amount to cover our claims.

Tariffs that might be imposed on lithium-ion batteries by the United States government, including those resulting from trade disputes with China, could have a material adverse effect on our results of operations.

In 2018, the United States government announced tariffs on certain steel and aluminum products imported into the United States, which has led to reciprocal tariffs being imposed by the European Union and other governments on products imported from the United States. The United States government has implemented tariffs on goods imported from China, and additional tariffs on goods imported from China are under consideration.

Currently the lithium-ion battery industry has not been subjected to tariffs implemented by the United States government on goods imported from China. If the U.S. and China are not able to resolve their differences, new and additional tariffs may be put in place and additional products, including lithium-ion batteries, may become subject to tariffs. Since all of our lithium-ion batteries are manufactured in China, potential tariffs on lithium-ion batteries imported by us from China would increase our costs, require us to increase prices to our customers or, if we are unable to do so, result in lower gross margins on the products sold by us.

The imposition of additional tariffs by the United States could trigger the adoption of tariffs by other countries as well. Any resulting escalation of trade tensions, including a “trade war,” could have a significant adverse effect on world trade and the world economy, as well as on our results of operations. At this time, we cannot predict how the recently enacted tariffs will impact our business.  Tariffs on components imported by us from China could have a material adverse effect on our business and results of operations.

We are currently dependent on suppliers for our battery cells, and unwillingness or inability of this manufacturer to deliver our battery cells at prices and volumes acceptable to us would have a material adverse effect on our business, prospects and operating results.

We do not manufacture the battery cells used in our LiFT battery packs. Our battery cells, which are an integral part of our battery products and systems, are currently sourced from one manufacturer, which is located in China and has distribution in the United States. While we obtain components for our products and systems from multiple sources whenever possible, we have spent a great deal of time in developing and testing our battery cells that we receive from our supplier. To date we have no qualified alternative sources for our battery cells although we research and assess cells from other suppliers on an ongoing basis. We generally do not maintain long-term agreements with our limited source suppliers. While we believe that we will be able to establish an additional supplier relationship for our battery cells, we may be unable to do so in the short term or at all at prices, quality or costs that are favorable to us.

Changes in business conditions, wars, governmental changes and other factors beyond our control could also affect our suppliers’ ability to deliver components to us on a timely basis or cause us to terminate our relationship with them and require us to find replacements, which we may have difficulty doing. Furthermore, if we experience significant increased demand, or need to replace our existing suppliers, there can be no assurance that additional supplies of component parts will be available when required on terms that are favorable to us, at all, or that any supplier would allocate sufficient supplies to us in order to meet our requirements or fill our orders in a timely manner. In the past, we have replaced certain suppliers because of their failure to provide components that met our quality control standards. The loss of any limited source supplier or the disruption in the supply of components from these suppliers could lead to delays in the deliveries of our battery products and systems to our customers, which could hurt our relationships with our customers and also materially adversely affect our business, prospects and operating results.

Increases in costs, disruption of supply or shortage of any of our raw materials, in particular lithium-iron phosphate cells, could harm our business.

We may experience increases in the costs or a sustained interruption in the supply or shortage of raw materials. Any such increase or supply interruption could materially negatively impact our business, prospects, financial condition and operating results. For instance, we are exposed to multiple risks relating to price fluctuations for lithium-iron phosphate cells.

These risks include:

●
the inability or unwillingness of current battery manufacturers to supply the number of lithium-ion phosphate cells required to support our demand for such rechargeable battery cells increases;

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

To remain competitive in the battery industry, it is important to continually develop new and advanced products, technologies, and processes. There is no assurance that competitors’ new products, technologies, and processes will not render our existing products obsolete or non-competitive. Alternately, changes in legislative, regulatory or industry requirements or in competitive technologies may render certain of our products obsolete or less attractive. Our competitiveness in the renewable battery market will rely upon our ability to enhance our current products, introduce new products, and develop and implement new technologies and processes. Our battery system predominately uses lithium-iron phosphate cells. If our competitors develop alternative products with more enhanced features than our battery system, our financial condition and results of operations would be materially and adversely affected.

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

Our success depends, at least in part, on our ability to protect our core technology and intellectual property. Any failure to protect our intellectual proprietary rights could result in our competitors offering similar products, potentially resulting in the loss of some of our competitive advantage and a decrease in our revenue, which would adversely affect our business, prospects, financial condition and operating results. We rely on a combination of patents, patent applications, trade secrets, including know-how, employee and third party nondisclosure agreements, copyright laws, trademarks, intellectual property licenses and other contractual rights to establish and protect our proprietary rights in our technology.

The protections provided by patent laws will be important to our future opportunities. However, such patents and agreements and various other measures we take to protect our intellectual property from use by others may not be effective for various reasons, including the following:

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

Legal and other factors related to our technologies are complex and the breadth of claims of our patent applications will be subject to review. As a result, we cannot be certain that the patent applications that we file will result in patents being issued, or that our patents and any patents that may be issued to us in the near future will afford protection against competitors with similar technology. In addition, patents issued to us may be infringed upon or designed around by others and others may obtain patents that we need to license or design around, either of which would increase costs and may adversely affect our business, prospects, financial condition and operating results.

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

If we are forced to implement workforce reductions, our staff resources will be stretched making our ability to comply with legal and regulatory requirements as a Public Company difficult.

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

There have been changing laws, regulations and standards relating to corporate governance and public disclosure, including the (Sarbanes-Oxley) Act of 2002, new regulations promulgated by the SEC and rules promulgated by the national securities exchanges. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result, our efforts to comply with evolving laws, regulations and standards are likely to continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. Members of our Board of Directors and our chief executive officer and chief financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified directors and executive officers, which could harm our business. If the actions we take in our efforts to comply with new or changed laws, regulations and standards differ from the actions intended by regulatory or governing bodies, we could be subject to liability under applicable laws or our reputation may be harmed.

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

We need to comply with various Federal, state and local government environmental and other regulations and we may incur significant costs to do so.

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

We may face significant costs relating to Occupational Safety and Health Regulations.

Cal/OSHA and other regulatory agencies have jurisdiction over the operations of our Vista, California facility. Because of the risks generally associated with the assembly of advanced energy storage systems, we expect rigorous enforcement of applicable health and safety regulations. Frequent audits by or changes in the regulations issued by Cal/OSHA, or other regulatory agencies with jurisdiction over our operations, may cause unforeseen delays and require significant time and resources from our technical staff.

Natural disasters such as fires, earthquakes and flooding and other catastrophic events or other events outside of our control may damage our sole facility or the facilities of third parties on which we depend.

Our sole production facility is located in southern California near major geologic faults that have experienced earthquakes in the past. An earthquake or other natural disaster or power shortages or outages could disrupt our operations or impair critical systems. Any of these disruptions or other events outside of our control could affect our business negatively, harming our operating results. In addition, if our sole facility, or the facilities of our suppliers, third-party service providers or customers, is affected by natural disasters, such as earthquakes, tsunamis, power shortages or outages, floods or monsoons, public health crises, such as pandemics and epidemics, political crises, such as terrorism, war, political instability or other conflict, or other events outside of our control, our business and operating results could suffer.

Unfavorable macroeconomic conditions, political crises and other catastrophic events could also weaken our suppliers and customers on which we depend.

Various macroeconomic factors could adversely affect our business and the business of our suppliers and customers, including changes in inflation, interest rates and overall economic conditions and uncertainties, including those resulting from political instability (including workforce uncertainty) and the current and future conditions in the global financial markets.

Interest rates and the ability to access credit markets could also adversely affect the ability of our suppliers and customers to run their businesses. Similarly, these macroeconomic factors could affect the ability of our current or potential future third-party manufacturers, sole source or single source suppliers to remain in business, or otherwise manufacture or supply the components of our products. Failure by any of them to remain in business could have a material adverse effect on our business.

Moreover, these types of events could negatively impact consumer spending regionally or globally, which could adversely impact our operating results.

Security breaches, loss of data and other disruptions could compromise sensitive information related to our business, prevent us from accessing critical information or expose us to liability, which could adversely affect our business and our reputation.

We utilize information technology systems and networks to process, transmit and store electronic information in connection with our business activities. As the use of digital technologies has increased, cyber incidents, including deliberate attacks and attempts to gain unauthorized access to computer systems and networks, have increased in frequency and sophistication. These threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data, all of which are vital to our operations and business strategy. There can be no assurance we will succeed in preventing cyber-attacks or successfully mitigating their effects.

Despite implementing security measures, any of the internal computer systems belonging to us or our suppliers are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war, and telecommunication and electrical failure. Any system failure, accident, security breach or data breach that causes interruptions could result in a material disruption of our product development programs. Further, our information technology and other internal infrastructure systems, including firewalls, servers, leased lines and connection to the Internet, face the risk of systemic failure, which could disrupt our operations. If any disruption or security breach results in a loss or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we may incur resulting liability, and competitive position may be adversely affected, and the further development of our products may be delayed. Furthermore, we may incur additional costs to remedy the damage caused by these disruptions or security breaches.

Risks Related to Our Common Stock and Market

Today, our shares of common stock rarely trade given the lack of liquidity and in the future, market price of our common stock can become volatile, leading to the possibility of its value being depressed at a time when you may want to sell your holdings.

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

You may experience dilution as a result of our plans to fund our continued operations and growth through the sale of equity securities.

In order to continue operations and fund any growth, we will need to raise additional capital through the sale of shares of our common stock, securities convertible into or exchangeable for our common stock or the issuance of debt securities. If we sell shares or other securities at a price per share that is less than our public per share, and our investors will experience dilution. If we issue shares or other securities in the future, they could have rights superior to those of our common stockholders. The price and terms under which we sell additional shares of our common stock, or securities convertible or exchangeable into common stock, may harm our existing shareholders.

The ownership of our stock is highly concentrated in our management, and we have one controlling stockholder.

As of September 12, 2019, our present directors and executive officers, and their respective affiliates beneficially owned approximately 66.7% of our outstanding common stock, including common shares underlying options, warrants and convertible debt that were exercisable or convertible or which would become exercisable or convertible within 60 days.  More specifically, Michael Johnson, our director and beneficial owner of Esenjay, beneficially owns approximately 61.4% of such outstanding common stock.  As a result of their ownership, our directors and executive officers and their respective affiliates collectively, and Esenjay, individually, are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  This concentration of ownership may also have the effect of delaying or preventing a change in control.

We do not intend to pay dividends on shares of our common stock for the foreseeable future.

We have never declared or paid any cash dividends on shares of our common stock. We intend to retain any future earnings to fund the operation and expansion of our business and, therefore, we do not anticipate paying cash dividends on shares of our common stock in the foreseeable future.

Our common stock is illiquid and thinly traded which may adversely affect the price of our common stock.

Our common stock currently is quoted on the OTCQB under the symbol “FLUX.” We have a limited trading history on a trading market that does not represent an “established trading market,” a limited current public float, volatility in the bid and asked prices our shares are very thinly traded, making it difficult for investors to buy and sell our shares and increasing the risks of losing all or a substantial portion of their investment. In addition, potential dilutive effects of future sales of shares of common stock by us and our stockholders, and subsequent sale of common stock by the holders of warrants and options, could have an adverse effect on the price of our securities, which could hinder our ability to raise additional capital to fully implement our business, operating and development plans.

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

Our Articles of Incorporation authorize the issuance of up to 500,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance. These terms may include voting rights including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock.

We were a “shell company” and are subject to additional restrictions under Rule 144 on resales of our Restricted Securities.

We were a “shell company” immediately prior to the reverse acquisition of Flux Power, Inc. in 2012 (Reverse Acquisition) and resale of our securities are subject to additional restrictions under Rule 144 which provides that no sales of our restricted securities could be sold until we have (1) filed all reports and other materials required to be filed by section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months other than Form 8-K reports; and (2) filed current “Form 10 information” with the Commission. If we are not current in our reporting obligations and you hold restricted securities, you may not be able to resell your restricted securities under Rule 144 and it may be more difficult for you to sell your securities.

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

 The Company’s corporate headquarters totals 45,600 square feet and is located in Vista, California.  Effective June 28, 2019, the Company entered into a 88 month lease agreement for this facility with average monthly rent payments of approximately $44,000 per month and paid a security deposit of $127,000, or approximately 3 months of rent. Prior to this lease, the Company’s corporate headquarters had a total of 22,100 square feet with an average rent expense of approximately $15,000 per month.

The Company also subleased space to a related party, Epic Boats, on a month-to-month basis at a rate of 10% of lease expense during Fiscal 2019. The sublease ended when the Company moved to the new facility.

Total rent expense was approximately $168,000 and $160,000 for the years ended June 30, 2019 and 2018, respectively, net of sublease income.

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

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Data

Our common stock is quoted on the OTCQB under the stock symbol “FLUX.” The following table sets forth the range of the high and low prices for our common stock during each quarter for the period July 1, 2017 through June 30, 2019, as set forth below, which has been adjusted retroactively to reflect the 1 for 10 reverse stock split, effective July 11, 2019.  Such prices do not represent actual transactions, and do not include retail mark-ups, mark-downs or commissions.

	High	Low
Fiscal year ended June 30, 2019
First quarter	$30.60	$14.50
Second quarter	$21.00	$13.50
Third quarter	$18.50	$12.00
Fourth quarter	$16.00	$7.50

Fiscal year ended June 30, 2018
First quarter	$10.00	$3.90
Second quarter	$6.30	$1.40
Third quarter	$5.20	$3.50
Fourth quarter	$33.50	$4.40

Stockholders

The approximate number of record holders of our common stock as of September 12, 2019 was 1,383, based on information provided by our transfer agent. The foregoing number of record holders does not include an unknown number of stockholders who hold their stock in “street name.”

Recent Sales of Unregistered Securities

In addition, to the securities previously reported on a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K, the Company issued the following shares of common stock:

On July 3, 2019, we issued Cleveland a three-year warrant (the Cleveland Warrant) to purchase the Company’s common stock in a number equal to one-half percent (0.5%) of the number of shares of common stock outstanding after giving effect to the total number of shares of common stock sold in a public offering. The Cleveland Warrant had an exercise price equal to the per share public offering price. On September 1, 2019, the Cleveland Warrant was amended and restated to change the warrant coverage from 0.5% to 1% of the number of shares of common stock outstanding after giving effect to the total number of shares of common stock sold in the next private or public offering (Offering). In addition, the exercise price was also changed to equal the per share price of common stock sold in the Offering. The Warrant and the common stock underlying the Cleveland Warrant, as amended, have not been registered under the Securities Act of 1933, as amended (Securities Act), and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act. Such securities were offered and sold in reliance upon exemptions from registration pursuant to Rule 506(b) of Regulation D promulgated under Section 4(a)(2) under the Securities Act.

Purchases of Equity Securities

We have never repurchased any of our equity securities.

Dividends

The Company did not declare or pay dividends on its common stock during fiscal years 2019 and 2018 and we presently do not expect to declare or pay such dividends in the foreseeable future and expect to reinvest all undistributed earnings to expand our operations, which the management believes would be of the most benefit to our stockholders. The declaration of dividends, if any, will be subject to the discretion of our Board of Directors, which may consider such factors as our results of operations, financial condition, capital needs and acquisition strategy, among others.

Equity Compensation Plan Information

Information for our equity compensation plans in effect as of June 30, 2019 is as follows:

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Equity compensation plans approved by security holders(1)	550,689	11.14	449,311
Equity compensation plans not approved by security holders(2)	29,482	9.37	-

Total	580,171	11.05	449,311

(1)
An additional 211,800 incentive stock options (ISO) and 80,700 non-qualified stock options (NQSO) of the Company’s common stock was granted under the 2014 Option Plan during the fiscal year ended June 30, 2018. We granted 147,411 incentive stock options and 97,616 non-qualified stock options under the 2014 plan during Fiscal 2019. The 2014 Option Plan was approved February 17, 2015, and was amended on October 25, 2017.

(2)
Consists of 7,200 options granted under the 2010 Stock Option Plan (2010 Option Plan) and assumed by the Company in a Reverse Acquisition. An additional 30,700 non-qualified options were issued under the 2010 Option Plan.

ITEM 6 - SELECTED FINANCIAL DATA

As a Smaller Reporting Company as defined by Rule12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information which management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. The discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in this Annual Report on Form 10-K.

Some of the statements contained in the following discussion of the Company’s financial condition and results of operations refer to future expectations or include other “forward-looking” information. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated, including, but not limited to, those discussed in Part I, Item 1A of this report under the heading “Risk Factors,” which are incorporated herein by reference. See “Special Note regarding Forward-Looking Statements” included in this Report on Form 10-K for a discussion of factors to be considered when evaluating forward-looking information detailed below. These factors could cause our actual results to differ materially from the forward-looking statements.

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

The Company effected a 1-for-10 reverse split of its common stock and preferred stock on July 11, 2019 (2019 Reverse Split). No fractional shares were issued in connection with the 2019 Reverse Split. If, as a result of the 2019 Reverse Split, a stockholder would otherwise have been entitled to a fractional share, each fractional share was rounded up. The 2019 Reverse Split resulted in a reduction of our outstanding shares of common stock from 51,000,868 to 5,101,580. In addition, it resulted in a reduction of our authorized shares of common stock from 300,000,000 to 30,000,000, and a reduction of our authorized shares of preferred stock from 5,000,000 to 500,000. The par value of the Company's stock remained unchanged at $0.001. In addition, by reducing the number of the Company's outstanding shares, the Company's loss per share in all periods presented was increased by a factor of ten.

Recent Financing Activities

In connection with our private placement offering in December 2018 and January 2019 (Offering), we sold a total of 339,257 shares of our common stock to accredited investors for total gross proceeds of $4,391,820. A portion of the proceeds from the Offering was used to repay in full approximately $2.6 million in borrowings and accrued interest under two short-term credit facilities provided by Cleveland and a stockholder.

On March 22, 2018, Flux Power entered into a credit facility agreement with Esenjay Investments, LLC, (Esenjay) with a maximum borrowing amount of $5,000,000. Proceeds from the credit facility were to be used to purchase inventory and related operational expenses and accrue interest at a rate of 15% per annum (the Inventory Line of Credit). The outstanding balance of the Inventory Line of Credit and all accrued interest was due and payable on March 31, 2019. Funds received from Esenjay since December 5, 2017 were transferred to the Inventory Line of Credit resulting in $2,405,000 outstanding as of June 30, 2018 and $2,595,000 available for future draws. On October 31, 2018, the Company entered into an Early Note Conversion Agreement (the Early Note Conversion Agreement) with Esenjay, pursuant to which Esenjay agreed to immediately exercise its conversion rights under the Unrestricted and Open Line of Credit, dated September 24, 2012 to convert the outstanding principal amount of $7,975,000 plus accrued and unpaid interest of $1,041,280 for 1,502,714 shares of the Company’s common stock. The Company followed FASB ASC Topic No.470, Debt to record the early conversion of debt to equity. The Early Note Conversion Agreement had an induced conversion which included issuance of 26,802 additional shares of common stock and recorded as interest expense at the stock’s fair value of $466,351 at October 31, 2018.

On March 28, 2019, the Company, entered into an amended and restated credit facility agreement (Amended and Restated Credit Facility Agreement) with Esenjay and, Cleveland Capital, L.P., a Delaware limited partnership and a minority stockholder of the Company (Cleveland and Esenjay, together with additional parties that may join as a lender, the Lenders) to amend and restate the terms of the Credit Facility Agreement dated March 22, 2018 between the Company and Esenjay (the Original Agreement) in its entirety. The Original Agreement was amended, among other things, to (i) increase the maximum principal amount available under line of credit from $5,000,000 to $7,000,000 (LOC), (ii) add Cleveland as additional lender to the LOC pursuant to which each lender has a right to advance a pro rata amount of the principal amount available under the LOC, (iii) extend the maturity date from March 31, 2019 to December 31, 2019, and (iv) to provide for additional parties to become a Lender under the Amended and Restated Credit Facility Agreement. In connection with the LOC, on March 28, 2019 the Company issued a secured promissory note to Cleveland (the Cleveland Note), and an amended and restated secured promissory note to Esenjay which amended and superseded the secured promissory note dated March 22, 2018 (Esenjay Note and together with the Cleveland Note, the Notes). The Notes provided for issuance of principal of up to $7,000,000 or such lesser principal amount advanced by the respective Lender under the Amended and Restated Credit Facility Agreement (the Principal Amount). The Notes bear an interest of fifteen percent (15%) per annum and have a maturity date of December 31, 2019. The outstanding balance as of June 30, 2019 and September 12, 2019 was $6,405,000. The outstanding principal consists of amounts provided by the following individuals: $2,405,000 by Esenjay, $2,000,000 by Cleveland Capital, LP., minority stockholder and creditor (Cleveland), $1,000,000 by Winn Exploration Co., $500,000 by Otto Candies Jr., $250,000 by Paul Candies and $250,000 by Brett Candies. As of September 12, 2019, we had $595,000 under the LOC available for future draws with all parties combined.

On July 3, 2019, the Company entered into a certain loan agreement with Cleveland pursuant to which Cleveland agreed to loan the Company $1,000,000 (the Loan). In connection with the Loan, on July 3, 2019, the Company issued Cleveland an unsecured short-term promissory in the amount of $1,000,000 (the Unsecured Promissory Note). The promissory note bears an interest rate of 15.0% per annum and was originally due on September 1, 2019, unless repaid earlier from a percentage of proceeds from certain identified accounts receivable. In connection with the Loan, the Company issued Cleveland a three-year warrant (the Cleveland Warrant) to purchase the Company’s common stock in a number equal to one-half percent (0.5%) of the number of shares of common stock outstanding after giving effect to the total number of shares of common stock sold in a public offering. The Cleveland Warrant has an exercise price equal to the per share public offering price. Effective September 1, 2019, the Company entered into that certain Amendment No. 1 to the Unsecured Promissory Note pursuant to which the maturity date was modified from September 1, 2019 to December 1, 2019 (the Amendment). In connection with the Amendment, the Company replaced the Cleveland Warrant with a certain Amended and Restated Warrant Certificate (the Amended Warrant). The Amended Warrant increased the warrant coverage from 0.5% to 1% of the number of shares of common stock outstanding after giving effect to the total number of shares of common stock sold in the next private or public offering (Offering). In addition, the exercise price was also changed to equal the per share price of common stock sold in the Offering. As of September 12, 2019, $1,000,000 in principal remains outstanding under the Loan.

On August 23, 2019, the Company entered into a Factoring Agreement (Factoring Agreement) with CSNK Working Capital Finance Corp. d/b/a Bay View Funding (CSNK) for a factoring facility under which CSNK will, from time to time, buy approved receivables from the Company. The factoring facility provides for the Company to have access to the lesser of (i) $3 million (Maximum Credit) or (ii) the sum of all undisputed receivables purchased by CSNK multiplied by the 90% (which percentages may be adjusted by CSNK in its sole discretion). Upon receipt of any advance, Company will have sold and assigned all of its rights in such receivables and all proceeds thereof. The factoring facility is secured by the Company’s accounts, equipment, inventory, financial assets, chattel paper, electronic chattel paper, letters of credit, letters of credit rights, general intangibles, investment property, deposit accounts, documents, instruments, supporting obligations, commercial tort claims, the reserve, motor vehicles, all books, records, files and computer data relating to the foregoing, and all proceeds of the foregoing. Company is required to pay CSNK a facility fee of 1.0% of the Maximum Credit upon execution of the Factoring Agreement and a factoring fee of 0.75% of the face value of purchased receivables for 1st 30-days such receivables are outstanding after purchase and 0.35% for each 15-days thereafter until the receivables are repaid in full or otherwise repurchased by Company or otherwise written off by CSNK. In addition, Company is required to pay financing fees on the outstanding advances equal to a floating rate per annum equal to the Prime + 2.0% (8.0% floor). In the event, the aggregate factoring fee and financing fee is less than 0.5% of the Maximum Credit in any one month, Company will pay CSNK the difference for such month. CSNK has the right to demand repayment of any purchased receivables which remain unpaid for 90-days after purchase or with respect to which any account debtor asserts a dispute.

The factoring facility is for an initial term of twelve months and will renew on a year to year basis thereafter, unless terminated in accordance with the Factoring Agreement. Company may terminate the Factoring Agreement at any time upon 60 days prior written notice and payment to CSNK of an early termination fee equal to 0.5% of the Maximum Credit multiplied by the number of months remaining in the current term. As of September 11, 2019, the Company has received $302,600 for the sale of receivables pursuant to Factoring Agreement.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and the related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates based on its historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies and estimates affect the preparation of our financial statements:

 Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. The Company has not experienced collections issues related to its accounts receivable and has not recorded an allowance for doubtful accounts during the fiscal years ended June 30, 2019 and 2018.

Inventories

Inventories consist primarily of battery management systems and the related subcomponents, and are stated at the lower of cost (first-in, first-out) or net realizable value. The Company evaluates inventories to determine if write-downs are necessary due to obsolescence or if the inventory levels are in excess of anticipated demand at market value based on consideration of historical sales and product development plans. The Company recorded an adjustment related to obsolete inventory in the amount of approximately $90,000 and $27,000 during the years ended June 30, 2019 and 2018, respectively.

Revenue Recognition

On July 1, 2018, the Company adopted the new accounting standard FASB Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (ASC 606) for all contracts using the modified retrospective method. Based on the Company’s analysis of contracts with customers in prior periods, there was no cumulative effect adjustment to the opening balance of the Company’s accumulated deficit as a result of the adoption of this new standard.

The Company derives its revenue from the sale of products to customers. The Company sells its products primarily through a distribution network of equipment dealers, OEMs and battery distributors in North America. The Company recognizes revenue for products when all the significant risks and rewards have been transferred to the customer, no continuing managerial involvement usually associated with ownership of the goods is retained, no effective control over the goods sold is retained, the amount of revenue can be measured reliably, it is probable that the economic benefits associated with the transactions will flow to the Company and the costs incurred or to be incurred in respect of the transaction can be measured reliably.

Product revenue is recognized as a distinct single performance obligation which represents the point in time that our customer receives delivery of the products. Our customers do have a right to return product but our returns have historically been insignificant.

 Product Warranties

The Company evaluates its exposure to product warranty obligations based on historical experience. Our products, primarily lift equipment packs, are warrantied for five years unless modified by a separate agreement. As of June 30, 2019 and 2018, the Company carried warranty liability of approximately $361,000 and $158,000, respectively, which is included in accrued expenses on the Company’s consolidated balance sheets.

Stock-based Compensation

Pursuant to the provisions of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic No. 718-10, Compensation-Stock Compensation, which establishes accounting for equity instruments exchanged for employee service, we utilize the Black-Scholes option pricing model to estimate the fair value of employee stock option awards at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions will be based on, or determined from, external data and other assumptions may be derived from our historical experience with stock-based payment arrangements. The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances.

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

Comparison of Results of Operations of the Years ended June 30, 2019 and 2018

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Annual Report.

The following table represents our statement of operations for the years ended June 30, 2019 (Fiscal 2019) and June 30, 2018 (Fiscal 2018).

	Fiscal 2019		Fiscal 2018
	$	% of Revenues	$	% of Revenues
Revenues	$9,317,000	100%	$4,118,000	100%
Cost of goods sold	8,768,000	94%	4,913,000	119%
Gross profit (loss)	549,000	6%	(795,000)	-19%

Operating expenses:
Selling and administrative expenses	7,712,000	83%	3,462,000	84%
Research and development	4,088,000	44%	1,956,000	47%
Total operating expenses	11,800,000	127%	5,418,000	132%

Operating loss	(11,251,000)	-121%	(6,213,000)	-151%

Other income (expense):
Other Income	84,000	1%	-	-
Interest expense, net	(1,247,000)	-13%	(752,000)	-18%

Net loss	$(12,414,000)	-133%	$(6,965,000)	-169%

Revenues

Our product focus is primarily on lift equipment, reflecting our current products for walkie pallet jacks, and higher capacity packs for Class 1, 2, and 3 forklifts. We are also expanding on an opportunistic basis to adjacent applications, including airport ground support equipment (GSE). We feel that we are well positioned to address these markets, which would utilize our modular and scalable battery pack design and technology.

We currently sell most of our products through a distribution network of equipment dealers, OEMs and battery distributors in North America. This distribution network mostly sells to large company, national accounts. However, we do sell certain battery packs directly to other accounts including industrial equipment manufacturers and the ultimate end-user.

Revenues for Fiscal 2019 increased $5,199,000 or 126%, compared to Fiscal 2018. This increase in revenues during Fiscal 2019 was primarily attributable to expansion into the fleets of existing customers. Revenue increases also reflected a smaller mix of airport ground support equipment for initial purchases by a large international airport service company.

Cost of Sales

Cost of sales for Fiscal 2019 increased $3,855,000 or 78%, compared to Fiscal 2018. The increase in cost of sales was directly attributable to the increase in revenues during Fiscal 2019. The cost of materials per LiFT Pack in Fiscal 2019 decreased compared to Fiscal 2018 as higher purchase quantities resulted in lower costs of materials per pack. The improvement in lower costs per pack and the increase in larger pack sales provided a gross profit during Fiscal 2019 as compared to a gross loss for Fiscal 2018. Warranty expense for Fiscal 2019 increased as a result of the higher sales volume. As of June 30, 2019, we had approximately $361,000 accrued for product warranty liability.

Selling and Administrative Expenses

Selling and administrative expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, public company costs, consulting costs, professional fees and other expenses. Such expenses for Fiscal 2019 increased $4,250,000 or 123%, compared to Fiscal 2018. The increase was for marketing to promote the new products, additional payroll costs and stock-based compensation related to new employees, and additional legal fees for capital raises.

Research and Development

Research and development expenses for Fiscal 2019 increased $2,132,000 or 109%, compared to Fiscal 2018. Such expenses consist primarily of materials, supplies, salaries and personnel related expenses, testing costs, consulting costs, and other expenses associated with the continued development of our LiFT pack, as well as, research into new product opportunities. The increase in expenses in Fiscal 2019 was primarily due to the continued development and implementation of the higher capacity packs for Class 1, 2, and 3 forklifts and UL listings for those packs. We anticipate research and development expenses will remain a significant portion of our expenses as we continue to develop and add new and improved products to our product line-up.

Other Income

Other income during Fiscal 2019 was $84,000 and was related to the liability release of a related party customer deposit.

Interest Expense

Interest expense for Fiscal 2019 increased $495,000 or 66%, compared to Fiscal 2018 and was primarily due to interest expense related to our outstanding lines of credit. Interest expense in Fiscal 2019 and Fiscal 2018 was approximately $1,247,000 and $752,000, respectively, related to our outstanding lines of credit (see Note 8 to the audited consolidated financial statements).

Net Loss

Net loss during Fiscal 2019 increased $5,499,000 or 78%, compared to Fiscal 2018. The increase is due primarily to increased selling, administrative, and research and development expenses, as discussed above.

Liquidity and Capital Resources

Overview

As of June 30, 2019, we had a cash balance of $102,000 and an accumulated deficit of $39,076,000. We do not have sufficient liquidity and capital resources to fund planned operations for the twelve months following the date of this Annual Report. See “Future Liquidity Needs” below.

These circumstances raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and reclassification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty of our ability to remain a going concern. See “Going Concern” below.

Cash Flows

Operating Activities

Our operating activities resulted in net cash used in operations of $10,712,000 for Fiscal 2019, compared to net cash used in operations of $6,500,000 for Fiscal 2018.

The net cash used in operating activities for Fiscal 2019 reflects the net loss of $12,414,000 for the period offset primarily by non-cash items including depreciation, stock-based compensation, and stock issued for services, as well as, the purchase of inventory, and the payment of accounts payable.

The net cash used in operating activities for Fiscal 2018 reflects the net loss of $6,965,000 for the period offset primarily by non-cash items including depreciation, stock-based compensation, and stock issued for services, as well as, the purchase of inventory and the payment of accounts payable.

Investing Activities

Net cash used in investing activities for Fiscal 2019 and Fiscal 2018 totaled $275,000 and $85,000, respectively, which consisted primarily of office and warehouse equipment purchases.

Financing Activities

Net cash provided by financing activities during Fiscals 2019 and 2018 was $8,383,000 and $9,170,000, respectively. The increase in cash provided by financing activities primarily results from the borrowings from our lines of credit totaling $6,500,000, as well as, proceeds from a $4,390,000 private placement sale of common stock.

Future Liquidity Needs

We have evaluated our expected cash requirements over the next twelve months, which include, but are not limited to, investments in additional sales and marketing initiatives, research and development activities, capital expenditures, and working capital requirements and have determined that our existing cash resources are not sufficient to meet our anticipated needs during the next twelve months, and that additional financing is required to support current operations. Based on our current and planned levels of expenditure, we estimate that total financing proceeds of approximately $12,000,000 will be required to fund current and planned operations for the twelve months following the date of this Annual Report on Form 10-K filed on September 12, 2019. In addition, we anticipate that further additional financing may be required to fund our business plan subsequent to that date, until such time as revenues and related cash flows become sufficient to support our operating costs. The Company does not currently believe that its existing cash resources are sufficient to meet its anticipated needs during the next twelve months. We have substantial indebtedness and have relied on our credit facilities to provide working capital.

Although management’s plans are to continue to seek funding, as necessary, through the sale of securities, utilization of our existing related party credit facility and Factoring Agreement, there is no guarantee we will be able to obtain the additional required funds in the future or that funds will be available on terms acceptable to us. If such funds are not available, management will be required to curtail our operations, and our investments in additional sales and marketing and product development resources, and capital expenditures, which will have a material adverse effect on our future cash flows and results of operations, and our ability to continue operating as a going concern.

To the extent that we raise additional funds by issuing equity or debt securities, our stockholders may experience additional significant dilution and such financing may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates, or grant licenses on terms that may not be favorable to us. Such actions may have a material adverse effect on our business.

Going Concern

We prepared the accompanying consolidated financial statements on a going concern basis, which assumes that we will realize our assets and satisfy our liabilities in the normal course of business. During Fiscal 2019, we incurred net losses from operations of $12,414,000 and have incurred an accumulated deficit of $39,076,000 as of June 30, 2019. In addition, as of June 30, 2019 we had limited available cash balances and were in need of additional capital to fund operations. In their report on the annual consolidated financial statements for Fiscal 2019, our independent auditors included an explanatory paragraph in which they expressed substantial doubt regarding the Company’s ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to raise additional capital on a timely basis until such time as revenues and related cash flows are sufficient to fund our operations. Management’s plans are to continue to seek funding, as necessary, through the sale of equity securities through private placements, credit line extensions and convertible debt placements.

The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. (See Note 2 to the audited consolidated financial statements)

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No.2014-09, Revenue from Contracts with Customers (ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles when it becomes effective. In July 2015, the FASB deferred the effective date of the standard by an additional year; however, it provided companies the option to adopt one year earlier, commensurate with the original effective date. Accordingly, the standard was effective for the Company in the fiscal year beginning July 1, 2018. Subsequently, the FASB issued additional guidance (ASUs 2015-14; 2016-08; 2016-10; 2016-12; 2016-13; 2016-20). The adoption of this guidance by the Company, effective July 1, 2018, did not have a material impact on the Company’s consolidated financial statements (see Revenue Recognition, for further detail).

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In 2016, the FASB issued ASU 2016-02, Leases (ASU 2016-02). ASU 2016-02 requires a lessee to recognize a lease asset representing its right to use the underlying asset for the lease term, and a lease liability for the payments to be made to lessor, on its balance sheet for all operating leases greater than 12 months. ASU 2016-02 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The new standard became effective for us on July 1, 2019, and will be adopted using the modified retrospective method through a cumulative-effect adjustment directly to retained earnings as of that date. Based on our preliminary analysis, we expect the new standard to increase right-of-use assets and the lease liability by approximately $2.7 million and $2.7 million, respectively. The cumulative-effect adjustment to retained earnings is expected to be immaterial.

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based on the management's assessment and review of our financial statements and results for the fiscal year ended June 30, 2019, we have concluded that our disclosure controls and procedures were effective for purposes stated above.

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

Management’s Report on Internal Control over Financial Reporting

Our management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. As of June 30, 2019 management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of June 30, 2019 based on the COSO criteria.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding the effectiveness of the Company’s internal control over financial reporting, as such report is not required due to the Company’s status as a smaller reporting company.

Change in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the fiscal year ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers and Significant Employees

Identification of Directors, Executive Officers and Significant Employees

The following table and text set forth the names and ages of our current directors, executive officers and significant employees as of September 12, 2019. Our Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders or until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships among any of the directors and executive officers. From time to time, our directors have received compensation in the form of stock grant for their services on the Board.

Name	Age	Position
Ronald F. Dutt	72	Director, Chief Executive Officer and President
Charles A. Scheiwe	53	Chief Financial Officer and Secretary
Jonathan A. Berry	51	Chief Operating Officer
Michael Johnson	71	Director
James Gevarges	55	Director
Lisa Walters-Hoffert	61	Director
Dale Robinette	55	Director

There are no arrangements or understandings between our directors and executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

Business Experience

Ronald F. Dutt. Chairman, Chief Executive Officer, President, and Director . Mr. Dutt has been our chief executive officer, former interim chief financial officer and director since March 19, 2014. He became our chairman on June 28, 2019. On September 19, 2017, he was also appointed as our president, chief financial officer and corporate secretary. He resigned as chief financial officer and corporate secretary as of December 16, 2018. Previously, he was our chief financial officer since December 7, 2012, and our interim chief executive officer since June 28, 2013. Mr. Dutt has served as the Company’s interim corporate secretary since June 28, 2013. Prior to Flux Power, Mr. Dutt provided chief financial officer and chief operating officer consulting services during 2008 through 2012. In this capacity Mr. Dutt provided financial consulting, including strategic business modeling and managed operations. Prior to 2008, Mr. Dutt served in several capacities as executive vice president, chief financial officer and treasurer for various public and private companies including SOLA International, Directed Electronics, Fritz Companies DHL Americas, Aptera Motors, Inc., and Visa International. Mr. Dutt holds an MBA in Finance from University of Washington and an undergraduate degree in Chemistry from the University of North Carolina. Additionally, Mr. Dutt served in the United States Navy and received an honorable discharge as a Lieutenant.

Charles A. Scheiwe, Chief Financial Officer and Secretary. Mr. Scheiwe joined the Company in July of 2018 and has been acting as the Company’s Controller since July 9, 2018. He was appointed as our chief financial officer and secretary on December 17, 2018. Prior to joining the Company, Mr. Scheiwe was the controller of Senstay, Inc. and provided financial and accounting consulting services to start-up companies from 2016 to 2018. From 2006 to 2016, Mr. Scheiwe was the vice president of finance and controller for GreatCall, Inc. Mr. Scheiwe’s experience in accounting, financial planning and analysis, business intelligence, cash management, and equity management has prepared and qualified him for the position of chief financial officer and secretary of the Company. Mr. Scheiwe has a Bachelor of Science degree in Business Management, with emphasis in Accounting, from the University of Colorado. Mr. Scheiwe also holds a CPA certificate.

Jonathan A. Berry, Chief Operating Officer. Mr. Berry joined the Company in 2016 and has been our director of operations since 2016. On June 29, 2018, he was appointed as our chief operating officer. Prior to joining the Company in 2016, Mr. Berry was Clean Air Power, Inc.’s group operations director and general manager of the USA operations from 2014 to 2016, and operations director of the UK, Australia, and USA market from 2012 to 2014. Mr. Berry’s experience in the development, implementation, and management of all aspects of supply chain, production, and sales has prepared and qualified him for the position of chief operating officer. Mr. Berry has an MBA from Ashford Business School in London, England, and an undergraduate degree in electrical engineering from Leeds University.

Michael Johnson, Director. Mr. Johnson has been our director since July 12, 2012. Mr. Johnson has been a director of Flux Power since it was incorporated. Since 2002, Mr. Johnson has been a director and the chief executive officer of Esenjay Petroleum Corporation (Esenjay Petroleum), a Delaware company located in Corpus Christi, Texas, which is engaged in the business oil exploration and production. Mr. Johnson’s primary responsibility at Esenjay Petroleum is to manage the business and company as chief executive officer. Mr. Johnson is a director and beneficial owner of Esenjay Investments LLC, a Delaware company engaged in the business of investing in companies, and an affiliate of the Company owning approximately 61.4% of our outstanding shares, including common stock underlying options, warrants and convertible debt that were exercisable or convertible or which would become exercisable or convertible within 60 days. As a result of Mr. Johnson’s leadership and business experience, he is an industry expert in the natural gas exploration industry and brings a wealth of management and successful company building experience to the board. Mr. Johnson received a Bachelor of Science degree in mechanical engineering from the University of Southwestern Louisiana.

James Gevarges, Director. Mr. Gevarges served on our Board as director from July 14, 2012 to October 24, 2014, at which time he resigned. On September 30, 2015, Mr. Gevarges was reinstated as a director. Mr. Gevarges is the president, chief executive officer, and a majority owner of Current Ways, Inc., a California company engaged in the business of manufacturing chargers and other components for electric vehicles, which he founded in 2010. Current Ways, Inc. is not an affiliate of the Company. Since 1991, Mr. Gevarges has also been a Director and the chief executive officer of LHV Power Corporation (formerly known as HiTek Power, Corp) (LHV Power), a California company located in Santee, California, which is engaged in the business of designing, manufacturing and marketing of power supply systems. Mr. Gevarges is the sole owner of LHV Power. LHV Power is not an affiliate of the Company. Mr. Gevarges’ primary responsibilities at LHV Power are to manage the company and business as chief executive officer and president. As a result of Mr. Gevarges’ management and industry experience, he is a power supply industry expert and brings an enormous amount of manufacturing and successful company management experience to the Company. Mr. Gevarges has a Bachelor of Science degree in electrical engineering from Louisiana State University.

Lisa Walters-Hoffert, Director. Ms. Walters-Hoffert was appointed to our Board on June 28, 2019. Ms. Walters-Hoffert co-founded Daré Bioscience Operations, Inc. (Daré) in 2015 and served as Daré’s Chief Business Officer. Following Daré’s business combination with Cerulean Pharma Inc. on July 19, 2017, she became the Chief Financial Officer of the renamed company, Daré Bioscience, Inc. During the 25 years prior to joining the team, Ms. Walters-Hoffert was an investment banker focused primarily on raising equity capital for, and providing advisory services to, small-cap public companies. From 2003 to 2015, Ms. Walters-Hoffert worked for Roth Capital Partners, an investment banking firm, most recently serving as Managing Director in the Investment Banking Division, overseeing the firm’s San Diego office and its activities with respect to medical device, diagnostic and specialty pharma companies. Ms. Walters-Hoffert has held various positions in the corporate finance and investment banking divisions of Citicorp Securities in San José, Costa Rica and Oppenheimer & Co, Inc. in New York City, New York. Ms. Walters-Hoffert has served as a member of the Board of Directors of the San Diego Venture Group, as Past Chair of the UCSD Librarian’s Advisory Board, and as Immediate Past Chair of the Board of Planned Parenthood of the Pacific Southwest. Ms. Walters-Hoffert graduated magna cum laude from Duke University with a B.S. in Management Sciences. As a senior financial executive with over twenty-five years of experience in investment banking and corporate finance and based on Ms. Walters-Hoffert’s expertise in audit, compliance, valuation, equity finance, mergers, and corporate strategy, the Company believes Ms. Walters-Hoffert is qualified to be on the Board.

Dale T. Robinette, Director. Dale T. Robinette, Director. Mr. Robinette was appointed to our Board on June 28, 2019. Mr. Robinette has been a CEO Coach and Master Chair since 2013 as an independent contractor to Vistage Worldwide, Inc., an executive coaching company. In addition, since 2013 Mr. Robinette has been providing business consulting related to top-line growth and bottom line improvement through his company EPIQ Development. Since 2016, Mr. Robinette has been a director of Lenslock, Inc., a mobile technology company that provides mobile video solutions to law enforcement agencies. From 2013 – 2019, Mr. Robinette was the Founder and CEO of EPIQ Space, a marketing website for the satellite industry, a member based community of suppliers promoting their offerings. Mr. Robinette was with Peregrine Semiconductor, Inc., a manufacturer of high-performance RF CMOS integrated circuits, from 2013 – 2019 in two roles as a Director of Worldwide Sales as well as the Director of the High Reliability Business Unit. Mr. Robinette started his career from 1991 – 2007 at Tyco Electronics Ltd. (known today as TE Connectivity Ltd.), a passive electronics manufacturer, in various sales, sales leadership and product development leadership roles. Mr. Robinette received a Bachelor of Science degree in Business Administration, Marketing from San Diego State University. Based on the above qualifications, the Company believes Mr. Robinette is qualified to be on the Board.

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

Board Committees and Independence

Our Board has established an Audit Committee, a Compensation Committee, and a Nominating and Governance Committee. Our Board has undertaken a review of the independence of each director pursuant to the definition criteria set forth in Rule 10 A-3 under the Exchange Act and definition under the listing standards of NASDAQ. In connection with the Board’s review, the Board considered whether any director has a material relationship with us that could compromise the director's ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, our Board determined that Ms. Walters-Hoffert, Mr. Gevarges and Mr. Robinette are independent directors as defined in the listing standards of NASDAQ and SEC rules and regulations. A majority of our directors are independent. The composition and responsibilities of each of the committees is described below.

Audit Committee

The Audit Committee of the Board of Directors currently consists of three independent directors of which at least one, the Chairman of the Audit Committee, qualifies as a qualified financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Ms. Walters-Hoffert is the Chairperson of the Audit Committee and financial expert, and Mr. Robinette and Mr. Gevarges are the other directors who are members of the Audit Committee. The Audit Committee's duties are to recommend to our Board of Directors the engagement of the independent registered public accounting firm to audit our consolidated financial statements and to review our accounting and auditing principles. The Audit Committee reviews the scope, timing and fees for the annual audit and the results of audit examinations performed by any internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The Audit Committee will at all times be composed exclusively of directors who are, in the opinion of our Board of Directors, free from any relationship that would interfere with the exercise of independent judgment as a committee member and who possess an understanding of consolidated financial statements and generally accepted accounting principles. Our Audit Committee operates under a written charter, which is available on our website at www.fluxpower.com.

Compensation Committee

The Compensation Committee establishes our executive compensation policy, determines the salary and bonuses of our executive officers and recommends to the Board stock option grants for our executive officers. The members of the Compensation Committee are Ms. Walters- Hoffert, Mr. Robinette and Mr. Gevarges. Each of the members of our Compensation Committee is independent under NASDAQ’s independence standards for compensation committee members. Our chief executive officer often makes recommendations to the Compensation Committee and the Board concerning compensation of other executive officers. The Compensation Committee seeks input on certain compensation policies from the chief executive officer. Our Compensation Committee operates under a written charter, which is available on our website at www.fluxpower.com.

Nominating and Governance Committee

The Nominating and Governance Committee is responsible for matters relating to the corporate governance of our Company and the nomination of members of the Board and committees of the Board. The members of the Nominating and Governance Committee are Ms. Walters-Hoffert, Mr. Robinette and Mr. Gevarges. Each of the members of our Nominating and Governance Committee is independent under NASDAQ’s independence standards. The Nominating and Governance Committee operates under a written charter, which is available on our website at www.fluxpower.com.

Code of Conduct and Ethics

Our Board has adopted a Code of Business Conduct and Ethics (the Code) that applies to all of our directors, officers, and employees. Any waivers of any provision of this Code for our directors or officers may be granted only by the Board or a committee appointed by the Board. Any waivers of any provisions of this Code for an employee or a representative may be granted only by our chief executive officer or chief financial officer. We have filed a copy of the Code with the SEC and have made it available on our website at www.fluxpower.com. In addition, we will provide any person, without charge, a copy of this Code. Requests for a copy of the Code may be made by writing to the Company at c/o Flux Power Holdings, Inc., 2685 S. Melrose Drive, Vista, California 92081.
.

Indemnification Agreements

We have executed a standard form of indemnification agreement (Indemnification Agreement) with each of our Board members and executive officers (each, an Indemnitee).

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

Compliance with Section 16 of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and Annual Reports concerning their ownership, of Common Stock and other of our equity securities on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of Forms 3, 4 and 5 and amendments thereto filed electronically with the SEC during the most recent fiscal year, we believe that all reports required by Section 16(a) for transactions in the fiscal year ended June 30, 2019, were timely filed except as follows: late filing of a Form 3 and a Form 4 by Cleveland Capital Management, L.L.C., and late filing of a Form 3 by Jonathan Berry.

ITEM 11 - EXECUTIVE COMPENSATION

Compensation for our Named Executive Officers

The following table sets forth information concerning all forms of compensation earned by our named executive officers during the fiscal years ended June 30, 2019 and 2018 for services provided to the Company and its subsidiaries.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Ronald F. Dutt, Chief Executive	2019	$178,654	$-	$-	$1,484,356	$-	$-	$1,663,010
Officer, President, and Director	2018	$170,000	$-	$-	$677,538	$-	$-	$847,538

Charles A. Scheiwe, Chief Financial Officer and Secretary (2)	2019	$131,231	$-	$-	$338,021	$-	$-	$469,252

Jonathan Berry, Chief Operating Officer(3)	2019	$152,500	$-	$-	$338,021	$-	$-	$490,521
	2018	$145,000	$-	$-	$541,741	$-	$-	$686,741

(1)
The grant date fair value was determined in accordance with the provisions of FASB ASC Topic No. 718 using the Black-Scholes valuation model with assumptions described in more detail in the notes to our audited financial statements included in this report.

(2)
Mr. Scheiwe became our chief financial officer and secretary on December 17, 2018.

(3)
Mr. Berry became our chief operating officer on June 29, 2018.

Benefit Plans

We do not have any profit sharing plan or similar plans for the benefit of our officers, directors or employees. However, we may establish such plan in the future.

Equity Compensation Plan Information

In connection with the reverse acquisition of Flux Power, Inc in 2012, we assumed the 2010 Option Plan. As of June 30, 2019, the number of options outstanding to purchase common stock under the 2010 Option Plan was 29,482. No additional options to purchase common stock may be granted under the 2010 Option Plan.

On November 26, 2014, our board of directors approved our 2014 Equity Incentive Plan (the 2014 Option Plan), which was approved by our stockholders on February 17, 2015. The 2014 Option Plan was amended by our board of directors on October 26, 2017 and approved by our stockholders on July 23, 2018. The 2014 Option Plan offers selected employees, directors, and consultants the opportunity to acquire our common stock, and serves to encourage such persons to remain employed by us and to attract new employees. The 2014 Option Plan allows for the award of stock and options, up to 1,000,000 shares of our common stock

On October 26, 2017, we granted 188,000 incentive stock options (ISO) of the Company’s common stock, with an estimated grant-date fair value of $769,000, to 20 Company employees. The ISOs vest 25% on the grant date and then 6% per quarter for the following twelve quarters with all options expiring ten years from the date of grant. In addition, the Company issued 9,000 non-qualified stock options (NQSO) of the Company’s common stock, with an estimated grant-date fair value of $37,000, to three members of its Board of Directors. The NQSOs vest 12.5% per quarter over a two-year period and expire ten years from the date of grant.

Between March 15, 2019 and March 18, 2019, we granted 197,500 incentive stock options (ISO) of the Company’s common stock, with an estimated grant-date fair value of $2,225,000, to 34 Company employees. The ISOs vest 25% on the grant date and then 6% per quarter for the following twelve quarters with all options expiring ten years from the date of grant. In addition, the Company issued 9,000 non-qualified stock options (NQSO) of the Company’s common stock, with an estimated grant-date fair value of $101,000, to three members of its Board of Directors. The NQSOs vest 25% on the grant date and then 6% per quarter for the following twelve quarters with all options expiring ten years from the date of grant.

As of June 30, 2019, we have 265,150 options and 38,482 options exercisable and outstanding which were granted from the 2014 Option Plan and 2010 Option Plan, respectively.

The following table sets forth certain information concerning unexercised options, stock that has not vested, and equity compensation plan awards outstanding as of June 30, 2019 for the named executive officers below:

	Option Awards(1)						Stock Awards
Name	Award Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Ronald Dutt	3/15/2019	15,625	34,375	34,375	13.60	6/29/2028	-	-	-	-

	7/25/2017	12,573	20,354	20,354	19.80	10/26/2027	-	-	-	-

	6/29/2018	25,000	25,000	25,000	14.40	12/22/2025	-	-	-	-

	10/26/2017	31,250	18,750	18,750	4.60	7/29/2023	-	-	-	-

	12/22/2015	19,000	-	-	5.00		-	-	-	-

	7/30/2013	17,500	-	-	10.00		-	-	-	-

Charles Scheiwe	3/15/2019	9,375	20,625	20,625	13.60		-	-	-	-

Jonathan Berry	3/15/2019	9,375	20,625	20,625	13.60		-	-	-	-

	6/29/2018	22,756	22,755	22,755	14.40	6/29/2028	-	-	-	-

	10/26/2017	14,063	8,437	8,063	4.60	10/26/2027	-	-	-	-

(1)
The fair value of each option grant is estimated at the date of grant using the Black-Scholes option pricing model. Expected volatility is calculated based on the historical volatility of the Company’s stock. The risk free interest rate is based on the U.S. Treasury yield for a term equal to the expected life of the options at the time of grant.

Aggregated Option/Stock Appreciation Right (SAR) exercised and Fiscal year-end Option/SAR value table

Neither our executive officers nor the other individuals listed in the tables above, exercised options or SARs during the last fiscal year.

Long-term incentive plans

No long term incentive awards were granted by us in the last fiscal year.

Employment Agreements with Executive Officers

We entered into an Employment Agreement with our chief executive officer, Ronald F. Dutt, effective December 11, 2012. Mr. Dutt is an “at-will” employee. The Employment Agreement provided for an annual salary of $170,000. On February 15, 2019, Flux Power Holdings, Inc. entered into an amendment to the Employment Agreement (Amendment) with the Company’s president and chief executive officer, Ronald F. Dutt, dated December 7, 2012. The Amendment confirmed Mr. Dutt’s continued services as the president and chief executive officer of the Company and its wholly-owned subsidiary, Flux Power, Inc., and setting Mr. Dutt’s new annual base salary to $195,000.

On December 17, 2018, the Board of Directors of the Company appointed Charles A. Scheiwe to serve as our chief financial officer and secretary. In connection with his appointment as the Company’s chief financial officer and secretary, Mr. Scheiwe received an annual base salary of $145,000. Mr. Scheiwe currently receives an annual base salary of $155,000. Mr. Scheiwe is an “at-will” employee.

On June 29, 2018, the Board of Directors of the Company appointed Jonathan Berry to serve as our chief operating officer. In connection with his appointment as the Company’s chief operating officer, Mr. Berry received an annual base salary of $145,000. Mr. Berry currently receives an annual base salary of $160,000. Mr. Berry is an “at-will” employee.

There were no performance based bonuses paid for fiscal years ended June 30, 2019 and 2018.

Compensation of Non-Executive Directors

Below is summary of compensation accrued or paid to our non-executive directors during fiscal years ended June 30, 2019 and June 30, 2018.

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards(2) ($)	All Other Compensation ($)	Total ($)

Christopher Anthony(1)	2019	-	-	$33,802	-	$33,802
	2018	-	-	$12,270	-	$12,270

James Gevarges	2019	-	-	$33,802	-	$33,802
	2018	-	-	$12,270	-	$12,270

Michael Johnson	2019	-	-	$33,802	-	$33,802
	2018	-	-	$12,270	-	$12,270
_____________________
(1)
Mr. Anthony resigned as our director on June 28, 2019.

(2)
The amounts shown in this column represent the full grant date fair value of the award granted, excluding any as computed in accordance with Financial Accounting Standards Board (FASB).The following table shows the aggregate number of stock options held by non-employee directors as of June 30, 2019 and June 30, 2018:

Name	Year	Vested Stock Options

Christopher Anthony(1)	2019	938
	2018	2,250

James Gevarges	2019	938
	2018	2,250

Michael Johnson	2019	938
	2018	2,250

(1)
Mr. Anthony resigned as our director on June 28, 2019.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934, as amended, as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose of or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, subject to community property laws where applicable. As of September 12, 2019, we had a total of 5,104,474 shares of common stock issued outstanding.

The following table sets forth, as of September 12, 2019, information concerning the beneficial ownership of shares of our common stock held by our directors, our named executive officers, our directors and executive officers as a group, and each person known by us to be a beneficial owner of more than 5% of our outstanding common stock. Unless otherwise indicated, the business address of each of our directors, executive officers and beneficial owners of more than 5% of our outstanding common stock is c/o Flux Power Holdings, Inc. 2685 S. Melrose Drive, Vista, California 92081. Each person has sole voting and investment power with respect to the shares of our common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. The amount of beneficial ownership set forth below has been adjusted to reflect the 2019 Reverse Split.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned	% of Ownership

Officers and Directors
Michael Johnson, Director	3,138,837(2)	61.40%
Ron Dutt, Chief Executive Officer, President, and Director	145,364(3)	2.80%
Charles A. Scheiwe, Chief Financial Officer and Secretary	11,250(4)	*
Jonathan A. Berry, Chief Operating Officer	56,569(5)	1.10%
James Gevarges, Director	69,175(6)	1.40%
Lisa Walters-Hoffert, Director	-	-
Dale Robinette, Director	-	-

All Officers and Directors as a group (7 people)	3,421,195	66.70%

5% Stockholders
Cleveland Capital, L.P. 1250 Linda Street, Suite 304 Rocky River, OH 44116	565,620(7)	11.1%

* Represents less than 1% of shares outstanding.

(1)
All addresses above are 2685 S. Melrose Drive, Vista, California 92081, unless otherwise stated.

(2)
The 3,138,837 shares beneficially owned include shares held by Esenjay Investments, LLC, of which Mr. Johnson is the sole director and beneficial owner. Includes 3,128,757 shares of Common Stock and 10,080 stock options.

(3)
The 145,364 beneficially owned include 410 shares of Common Stock and 144,954 stock options.

(4)
The 11,250 shares beneficially owned include 11,250 stock options.

(5)
The 56,569 shares beneficially owned include 56,569 stock options.

(6)
The 69,175 shares beneficially owned include 59,095 shares of Common Stock and 10,080 stock options.

(7)
The beneficial ownership of Cleveland Capital, L.P. (Cleveland) is derived from the Schedule 13G filed by Cleveland Capital Management, L.L.C. filed on February 13, 2019.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

None.

Credit Facility Agreement

On March 28, 2019, our subsidiary, Flux Power, entered into an Amended and Restated Credit Facility Agreement (LOC) with Esenjay and Cleveland (Cleveland and Esenjay, together with additional parties that may join as a additional lenders, collectively the Lenders) to amend and restate the terms of the Credit Facility Agreement dated March 22, 2018 between Flux Power and Esenjay (the Original Credit Facility Agreement) in its entirety. Mr. Michael Johnson, a member of our board of directors and a major stockholder of our company, is the beneficial owner and director of Esenjay.

The Original Credit Facility Agreement was amended, among other things, to (i) increase the maximum principal amount available under line of credit from $5,000,000 to $7,000,000, (ii) add Cleveland as an additional lender to the LOC pursuant to which each lender has a right to advance a pro rata amount of the principal amount available under the LOC, (iii) extend the maturity date from March 31, 2019 to December 31, 2019,and (iv) to provide for additional parties to become a Lender under the LOC. In connection with the LOC, on March 28, 2019, the Company issued a secured promissory note to Cleveland (the Cleveland Note), and an amended and restated secured promissory note to Esenjay, which amended and superseded the secured promissory note dated March 22, 2018 (Esenjay Note and together with the Cleveland Note, the Notes). The Notes were issued for the aggregate principal amount of $7,000,000 or such lesser principal amount advanced by the respective Lender under the LOC. The Notes bear an interest of 15% per annum and a maturity date of December 31, 2019. From March 28, 2019 through June 30, 2019 the Company borrowed an additional $4,000,000 on the LOC from Cleveland and other parties. As of June 30, 2019, $595,000 was available for future draws with all parties combined, subject to the lenders' approval. As of September 12, 2019, $6,405,000 was outstanding and $595,000 was available for future draws with all parties combined, subject to the Lenders’ approval. The outstanding principal consists of amounts provided by the following individuals: $2,405,000 by Esenjay, $2,000,000 by Cleveland Capital, LP., minority stockholder and creditor (Cleveland), $1,000,000 by Winn Exploration Co., $500,000 by Otto Candies Jr., $250,000 by Paul Candies and $250,000 by Brett Candies.

To secure the obligations under the Notes, Flux Power entered into an Amended and Restated Security Agreement dated March 28, 2019 with the Lenders (the Amended Security Agreement). The Amended Security Agreement amends and restates the Guaranty and Security Agreement dated March 22, 2018, by and between Flux Power and the Esenjay, by among other things, adding Cleveland as additional secured parties to the agreement and appointing Esenjay as collateral agent.

Loans from Stockholder and Conversion into Common Stock

Between October 2011 and September 2012, the Company entered into three debt agreement with Esenjay. Esenjay is deemed to be a related party as Mr. Michael Johnson, the beneficial owner and director of Esenjay is a current member of our board of directors and a major stockholder of the Company (owning approximately 61.4% of our outstanding common shares as of June 30, 2019). The three debt agreements consisted of a Bridge Loan Promissory Note, a Secondary Revolving Promissory Note and an Unrestricted Line of Credit (collectively, the Loan Agreements). On December 31, 2015, the Bridge Loan Promissory Note and the Secondary Revolving Promissory Note expired leaving the Unrestricted Line of Credit, available for future draws.

The Unrestricted Line of Credit had a maximum borrowing amount of $10,000,000, was convertible at a rate of $6.00 per share, bore interest at 8% per annum and was converted to the Company’s common stock on October 31, 2018 prior to maturity on January 31, 2019.

On March 22, 2018, Flux Power entered into a credit facility agreement with Esenjay with a maximum borrowing amount of $5,000,000. Proceeds from the credit facility are to be used to purchase inventory and related operational expenses and accrue interest at a rate of 15% per annum (the Inventory Line of Credit). The outstanding balance of the Inventory Line of Credit and all accrued interest was due and payable on March 31, 2019. Funds received from Esenjay since December 5, 2017 were transferred to the Inventory Line of Credit resulting in $2,405,000 outstanding as of June 30, 2018 and $2,595,000 available for future draws.

On October 31, 2018, the Company entered into an Early Note Conversion Agreement (the Early Note Conversion Agreement) with Esenjay, pursuant to which Esenjay agreed to immediately exercise its conversion rights under the Unrestricted and Open Line of Credit, dated September 24, 2012 to convert the outstanding principal amount of $7,975,000 plus accrued and unpaid interest of $1,041,280 for 1,502,714 shares of the Company’s common stock. The Company followed FASB ASC Topic No.470, Debt to record the early conversion of debt to equity. The Early Note Conversion Agreement had an induced conversion which included issuance of 26,802 additional shares of common stock and recorded as interest expense at the stock’s fair value of $466,351 at October 31, 2018.

As of June 30, 2019 and 2018, the Company had approximately $571,000 and $1,014,000, respectively of accrued interest associated with such credit facilities.

Cleveland Loan

On July 3, 2019, the Company entered into a certain loan agreement with Cleveland Capital, L.P., pursuant to which Cleveland agreed to loan the Company $1,000,000 (the Loan). In connection with the Loan, on July 3, 2019, the Company issued Cleveland an unsecured short-term promissory in the amount of $1,000,000 (the Unsecured Promissory Note). The promissory note bears an interest rate of 15.0% per annum and was originally due on September 1, 2019, unless repaid earlier from a percentage of proceeds from certain identified accounts receivable. In connection with the Loan, the Company issued Cleveland a three-year warrant (the Cleveland Warrant) to purchase the Company’s common stock in a number equal to one-half percent (0.5%) of the number of shares of common stock outstanding after giving effect to the total number of shares of common stock sold in a public offering. The Cleveland Warrant had an exercise price equal to the per share public offering price. Effective September 1, 2019, the Company entered into that certain Amendment No. 1 to the Unsecured Promissory Note pursuant to which the maturity date was modified from September 1, 2019 to December 1, 2019 (the Amendment). In connection with the Amendment, the Company replaced the Cleveland Warrant with a certain Amended and Restated Warrant Certificate (the Amended Warrant). The Amended Warrant increased the warrant coverage from 0.5% to 1% of the number of shares of common stock outstanding after giving effect to the total number of shares of common stock sold in the next private or public offering (Offering). In addition, the exercise price was also changed to equal the per share price of common stock sold in the Offering. As of September 12, 2019, $1,000,000 remains outstanding under the Loan.

Lease Agreements

In June 2019, we relocated to our headquarters and production facility to 2685 South Melrose Drive, Vista, California, where we are leasing approximately 45,600 square feet with an option for an additional 15,300 square-feet of warehouse space, which we believe is sufficient for our projected future growth. Monthly rent for the new space is $42,400 and escalates 3% per year through the end of the lease term in January 2024. The new facility is ISO 9001 certified.

Total rent expense was approximately $168,000 and $160,000 for the years ended June 30, 2019 and 2018, respectively, net of sublease income.

Transactions with Epic Boats

The Company subleased office and manufacturing space to Epic Boats (an entity founded and controlled by Chris Anthony, our board member and former Chief Executive Officer) in our facility in Vista, California pursuant to a month-to-month sublease agreement.  Pursuant to this agreement, Epic Boats paid Flux Power 10% of facility costs through the end of our lease agreement which was June 30, 2019.

The Company received $18,000 for each of the years ended June 30, 2019 and 2018 from Epic Boats under the sublease rental agreement which is recorded as a reduction to rent expense and the customer deposits discussed below.

As of June 30, 2019 the customer deposit totaling approximately $84,000 was recognized as Other Income since Epic Boats has released that deposit liability. As of June 30, 2019 and June 30, 2018, customer deposits totaling approximately $0 and $102,000, respectively, related to such products were recorded in the accompanying consolidated balance sheets. There were no receivables outstanding from Epic Boats as of June 30, 2019 and June 30, 2018.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditor

For the years ended June 30, 2019 and 2018, the Company’s independent public accounting firm was Squar Milner LLP.

Fees Paid to Principal Independent Registered Public Accounting Firm

The aggregate fees billed by our Independent Registered Public Accounting Firm, for the years ended June 30, 2019 and 2018 are as follows:

	2019	2018
Audit fees(1)	$175,300	$96,900
Audit related fees(2)	-	-
Tax fees(3)	-	-
All other fees(4)	-	-
Total	$175,300	$96,900

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

(2)
Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees.” No such fees were incurred during the fiscal years ended June 30, 2019 or 2018.

(3)
Squar Milner LLP does not provide us with tax compliance, tax advice or tax planning services.

(4)
All other fees include fees billed by our independent auditors for products or services other than as described in the immediately preceding three categories. No such fees were incurred during the fiscal years ended June 30, 2019 or 2018.

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

See Subsection (b) below:

(b) Exhibits:

The following exhibits are filed as part of this Report

Exhibit No.	Description
2.1	Securities Exchange Agreement dated May 18, 2012. Incorporated by reference to Exhibit 2.1 on Form 8-K filed with the SEC on May 24, 2012.
2.2	Amendment No. 1 to the Securities Exchange Agreement dated June 13, 2012. Incorporated by reference to Exhibit 2.2 on Form 8-K filed with the SEC on June 18, 2012.
3.1	Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 on Form 8-K filed with the SEC on February 19, 2015.
3.2	Amended and Restated Bylaws of Flux Power Holdings, Inc. Incorporated by reference to Exhibit 3.1 on Form 8-K filed with the SEC on May 31, 2012.
3.3	Certificate of Amendment to Articles of Incorporation. Incorporated by reference to Exhibit 3.1 on Form 8-K filed with the SEC on August 18, 2017.
3.4	Certificate of Change. Incorporated by reference to Exhibit 3.1 on Form 8-K filed with the SEC on July 12, 2019.
4(vi).	Description of Securities*
10.1	Flux Power Holdings, Inc. 2010 Stock Plan. Incorporated by reference to Exhibit 10.5 on Form 8-K filed with the SEC on June 18, 2012.
10.2	Flux Power Holdings, Inc. 2010 Stock Plan: Form of Stock Option Agreement. Incorporated by reference to Exhibit 10.6 on Form 8-K filed with the SEC on June 18, 2012.
10.3	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on April 9, 2019.
10.4	Terms of Employment with Ronald F. Dutt. Incorporated by reference to Exhibit 10.16 on Form 8-K filed with the SEC on December 13, 2012.
10.5
Amendment to the Employment Agreement, dated February 15, 2019 by and between Flux Power Holdings, Inc. and Ronald F. Dutt. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on February 19, 2019.

10.6	Warrant issued to Leon Frenkel on October 2, 2014.
10.7	2014 Equity Incentive Plan. Incorporated by reference to Exhibit 10.23 on Form 10-Q filed with the SEC on May 15, 2015.
10.8	Amendment to the Flux Power Holdings Inc. 2014 Equity Incentive Plan. Incorporated by reference to Exhibit 10.20 on Form 10-K filed with the SEC on September 27, 2018.
10.9	Amended and Restated Credit Facility Agreement dated March 28, 2019. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on April 2, 2019.
10.10	Amended and Restated Security Agreement dated March 28, 2019. Incorporated by reference to Exhibit 10.2 on Form 8-K filed with the SEC on April 2, 2019.
10.11	Amended and Restated Secured Promissory Note dated March 28, 2019 (Esenjay). Incorporated by reference to Exhibit 10.4 on Form 8-K filed with the SEC on April 2, 2019.
10.12	Secured Promissory Note dated March 28, 2019 (Cleveland). Incorporated by reference to Exhibit 10.5 on Form 8-K filed with the SEC on April 2, 2019.
10.13	Lease Agreement dated April 25, 2019. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on April 30, 2019.
10.14	Loan Agreement dated July 3, 2019 (Cleveland). Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on July 9, 2019
10.15	Unsecured Promissory Note (Cleveland) dated July 3, 2019. Incorporated by reference to Exhibit 10.2 on Form 8-K filed with the SEC on July 9, 2019.
10.16	Amended and Restated Warrant Certificate (Cleveland). Incorporated by reference to Exhibit 10.6 on Form 8-K filed with the SEC on September 5, 2019.
10.17	Factoring Agreement dated August 23 2019. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on August 26, 2019.
10.18	Amendment No. 1 to Unsecured Promissory Note (Cleveland) dated September 1, 2019. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on September 6, 2019.
14.1	Code of Business Conduct and Ethics. Incorporated by reference to Exhibit 99.4 on Form 8-K filed with the SEC on July 2, 2019.
21.1	Subsidiaries. Incorporated by reference to Exhibit 21.1 on Form 8-K filed with the SEC on June 18, 2012
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.*
31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.*
32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.*
32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.*
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.LAB	XBRL Taxonomy Extension Label Linkbase *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

* Filed herewith.

ITEM 16 – FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Flux Power Holdings, Inc.

Dated: September 12, 2019	By:	/s/ Ronald F. Dutt
Ronald F. Dutt
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Charles A. Scheiwe
Charles A. Scheiwe
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald F. Dutt	Director, Chief Executive Officer,	September 12, 2019
Ronald F. Dutt	President and Director (Principal Executive Officer)

/s/ Charles A. Scheiwe	Chief Financial Officer	September 12, 2019
Charles A. Scheiwe	(Principal Financial Officer)

/s/ Michael Johnson	Director	September 12, 2019
Michael Johnson

/s/ James Gevarges	Director	September 12, 2019
James Gevarges

/s/ Lisa Walters-Hoffert	Director	September 12, 2019
Lisa Walters-Hoffert

/s/ Dale Robinette	Director	September 12, 2019
Dale Robinette

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Flux Power Holdings, Inc. and its subsidiary (the Company) as of June 30, 2019 and 2018, the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Uncertainty to Continue as a Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and its total liabilities exceed its total assets. Additionally, the Company has incurred a significant accumulated deficit through June 30, 2019 and requires immediate additional financing to sustain its operations. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

San Diego, California
September 12, 2019

FLUX POWER HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2019	June 30, 2018
ASSETS

Current assets:
Cash	$102,000	$2,706,000
Accounts receivable	2,416,000	946,000
Inventories, net	3,813,000	1,512,000
Other current assets	371,000	92,000
Total current assets	6,702,000	5,256,000

Other assets	158,000	26,000
Property, plant and equipment, net	346,000	87,000

Total assets	$7,206,000	$5,369,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$2,483,000	$417,000
Accrued expenses	858,000	391,000
Line of credit - related party	6,405,000	10,380,000
Convertible promissory note - related party	-	500,000
Capital lease payable	29,000	-
Accrued interest	571,000	1,014,000
Total current liabilities	10,346,000	12,702,000

Long term liabilities:
Capital lease payable	29,000	-
Customer deposits from related party	-	102,000

Total liabilities	10,375,000	12,804,000

Commitments and contingencies (Note 13)
Stockholders’ deficit:
Preferred stock, $0.001 par value; 500,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 30,000,000 shares authorized; 5,101,580 and 3,106,103 shares issued and outstanding at June 30, 2019 and 2018, respectively	5,000	3,000
Additional paid-in capital	35,902,000	19,224,000
Accumulated deficit	(39,076,000)	(26,662,000)

Total stockholders’ deficit	(3,169,000)	(7,435,000)

Total liabilities and stockholders’ deficit	$7,206,000	$5,369,000

The accompanying notes are an integral part of these consolidated financial statements.

FLUX POWER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended June 30,
	2019	2018
Net revenue	$9,317,000	$4,118,000
Cost of sales	8,768,000	4,913,000

Gross profit (loss)	549,000	(795,000)

Operating expenses:
Selling and administrative expenses	7,712,000	3,462,000
Research and development	4,088,000	1,956,000
Total operating expenses	11,800,000	5,418,000

Operating loss	(11,251,000)	(6,213,000)

Other income (expense):
Other Income	84,000	-
Interest expense	(1,247,000)	(752,000)

Net loss	$(12,414,000)	$(6,965,000)

Net loss per share - basic and diluted	$(2.84)	$(2.74)

Weighted average number of common shares outstanding - basic and diluted	4,364,271	2,539,427

The accompanying notes are an integral part of these consolidated financial statements.

FLUX POWER HOLDING, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Years Ended June 30, 2019 and 2018

	Common Stock
	Shares	Capital Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at June 30, 2017	2,508,424	$2,000	$14,946,000	$(19,697,000)	$(4,749,000)
Issuance of common stock – conversion of related party debt to equity
Issuance of common stock - services	17,361	-	49,000	-	49,000
Issuance of common stock - private placement transactions, net of offering costs	571,529	1,000	3,974,000	-	3,975,000
Warrants exchanged for common stock	8,789	-	-	-	-
Stock based compensation	-	-	255,000	-	255,000
Net loss	-	-	-	(6,965,000)	(6,965,000)
Balance at June 30, 2018	3,106,103	3,000	19,224,000	(26,662,000)	(7,435,000)

Issuance of common stock - services	11,390	-	261,000	-	261,000
Issuance of common stock - private placement transactions, net of offering costs	399,256	-	4,390,000	-	4,390,000
Issuance of common stock – loan conversion	1,581,118	2,000	10,083,000	-	10,085,000
Warrants exchanged for common stock	3,713	-	-	-	-
Stock based compensation	-	-	1,944,000	-	1,944,000
Net loss	-	-	-	(12,414,000)	(12,414,000)
Balance at June 30, 2019	5,101,580	$5,000	$35,902,000	$(39,076,000)	$(3,169,000)

The accompanying notes are an integral part of these consolidated financial statements.

FLUX POWER HOLDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(12,414,000)	$(6,965,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	81,000	57,000
Stock-based compensation	1,944,000	255,000
Stock issuance for services	261,000	49,000
Interest expense on conversion	699,000	-
Changes in operating assets and liabilities:
Accounts receivable	(1,470,000)	(866,000)
Inventories	(2,301,000)	54,000
Other current assets	(411,000)	(23,000)
Accounts payable	2,065,000	51,000
Accrued expenses	385,000	131,000
Accrued interest	551,000	775,000
Customer deposits	(102,000)	(18,000)
Net cash used in operating activities	(10,712,000)	(6,500,000)

Cash flows from investing activities
Purchases of equipment	(275,000)	(85,000)
Net cash used in investing activities	(275,000)	(85,000)

Cash flows from financing activities:
Repayment of line of credit	(2,500,000)	-
Proceeds from the sale of common stock, net of offering costs	4,390,000	3,975,000
Borrowings from line of credit - related party	6,500,000	5,195,000
Payment on lease payable	(7,000)	-
Net cash provided by financing activities	8,383,000	9,170,000

Net change in cash	(2,604,000)	2,585,000
Cash, beginning of period	2,706,000	121,000

Cash, end of period	$102,000	$2,706,000

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Conversion of related party debt to equity	$8,475,000	$-
Common stock issued for interest	$1,610,000	$-
Equipment purchase through capital lease	$65,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

FLUX POWER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019 and 2018

NOTE 1 - NATURE OF BUSINESS AND REVERSE STOCK SPLIT

Nature of Business

Flux Power Holdings, Inc. (Flux) was incorporated in 1998 in the State of Nevada.  On June 14, 2012, we changed our name to Flux Power Holdings, Inc. Flux's operations are conducted through its wholly owned subsidiary, Flux Power, Inc. (“Flux Power”), a California corporation (collectively, the "Company").

The Company designs, develops and sells rechargeable lithium-ion energy storage systems for industrial applications, such as, electric fork lifts and airport ground support equipment. The Company has structured its business around its core technology, “The Battery Management System” (“BMS”). The Company’s BMS provides three critical functions to their battery systems: cell balancing, monitoring and error reporting. Using its proprietary management technology, the Company is able to offer complete integrated energy storage solutions or custom modular standalone systems to their customers. The Company has also developed a suite of complementary technologies and products that accompany their core products. Sales during the years ended June 30, 2019 and 2018 were primarily to customers located throughout the United States.

As used herein, the terms “we,” “us,” “our,”, “Flux” and “Company” mean Flux Power Holdings, Inc., unless otherwise indicated. All dollar amounts herein are in U.S. dollars unless otherwise stated.

Reverse Stock Split

The Company effected a 1-for-10 reverse split of its common stock and preferred stock on July 11, 2019 (2019 Reverse Split). No fractional shares were issued in connection with the 2019 Reverse Split. If, as a result of the 2019 Reverse Split, a stockholder would otherwise have been entitled to a fractional share, each fractional share was rounded up. The 2019 Reverse Split resulted in a reduction of our outstanding shares of common stock from 51,000,868 to 5,101,580. In addition, it resulted in a reduction of our authorized shares of common stock from 300,000,000 to 30,000,000, and a reduction of our authorized shares of preferred stock from 5,000,000 to 500,000. The par value of the Company’s stock remained unchanged at $0.001. In addition, by reducing the number of the Company’s outstanding shares, the Company’s loss per share in all periods presented was increased by a factor of ten.

As the par value per share of the Company’s common stock remained unchanged at $0.001 per share, a total of $46,000 was reclassified from common stock to additional paid-in capital. In connection with the Reverse Stock Split, proportionate adjustments have been made to the per share exercise price and the number of shares issuable upon the exercise or conversion of all outstanding options, warrants, convertible or exchangeable securities entitling the holders to purchase, exchange for, or convert into, shares of common stock. All references to shares of common stock and per share data for all periods presented in the accompanying consolidated financial statements and notes thereto have been adjusted to reflect the Reverse Stock Split on a retroactive basis.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred an accumulated deficit of $39,076,000 through June 30, 2019 and a net loss of $12,414,000 for the year ended June 30, 2019. To date, the Company’s revenues and operating cash flows have not been sufficient to sustain its operations and we have relied on debt and equity financing to fund its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the date of our Annual Report on Form 10-K, September 12, 2019. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital on a timely basis until such time as revenues and related cash flows are sufficient to fund its operations.

Management has undertaken steps as part of a plan to improve operations with the goal of sustaining its operations. These steps include (a) developing additional products to cater to the Class 1 and Class 2 industrial equipment markets; and (b) expand its sales force throughout the United States. In that regard, the Company has increased its research and development efforts to focus on completing the development of energy storage solutions that can be used on larger fork lifts and has also doubled its sales force since December 2016 with personnel having significant experience in the industrial equipment handling industry.

Management also plans to raise additional capital through the sale of equity securities through private placements, convertible debt placements and the utilization of its existing related-party credit facility.

On March 31, 2019, the Company amended its line of credit with Esenjay, a related party, to: (i) increase the maximum principal amount available under line of credit from $5,000,000 to $7,000,000 (LOC), (ii) add Cleveland, our minority stockholder, as an additional lender to the LOC pursuant to which each lender has a right to advance a pro rata amount of the principal amount available under the LOC, (iii) extend the maturity date from March 31, 2019 to December 31, 2019, and (iv) to provide for additional parties to become a lender under the LOC.  $6,405,000 remains outstanding under the LOC as of June 30, 2019, and $595,000 is available for future draws with all parties combined. Esenjay has contributed $2,405,000, Cleveland $2,000,0000, Winn Exploration Co. $1,000,000, Otto Candies Jr. $500,000, Paul Candies $250,000 and Brett Candies $250,000.

Although management believes that the additional required funding will be obtained, there is no guarantee the Company will be able to obtain the additional required funds on a timely basis or that funds will be available on terms acceptable to us. If such funds are not available when required, management will be required to curtail its investments in additional sales and marketing and product development resources, and capital expenditures, which may have a material adverse effect on its future cash flows and results of operations, and its ability to continue operating as a going concern. The accompanying financial statements do not include any adjustments that would be necessary should the Company be unable to continue as a going concern and, therefore, be required to liquidate its assets and discharge its liabilities in other than the normal course of business and at amounts that may differ from those reflected in the accompanying consolidated financial statements.

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

Cash and Cash Equivalents

As of June 30, 2019, cash totaled approximately $102,000 and consists of funds held in a non-interest bearing bank deposit account. The Company considers all liquid short-term investments with maturities of less than three months when acquired to be cash equivalents. The Company had no cash equivalents at June 30, 2019 and 2018.

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

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. The Company has not experienced collection issues related to its accounts receivable, and has not recorded an allowance for doubtful accounts during the fiscal year ended June 30, 2019 and 2018.

Inventories

Inventories consist primarily of battery management systems and the related subcomponents, and are stated at the lower of cost (first-in, first-out) or net realizable value. The Company evaluates inventories to determine if write-downs are necessary due to obsolescence or if the inventory levels are in excess of anticipated demand at market value based on consideration of historical sales and product development plans. The Company recorded an adjustment related to obsolete inventory in the amount of approximately $90,000 and $27,000 during the years ended June 30, 2019 and 2018, respectively.

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

Revenue Recognition

On July 1, 2018, the Company adopted the new accounting standard FASB Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”) for all contracts using the modified retrospective method. Based on the Company’s analysis of contracts with customers in prior periods, there was no cumulative effect adjustment to the opening balance of the Company’s accumulated deficit as a result of the adoption of this new standard.

The Company derives its revenue from the sale of products to customers. The Company sells its products primarily through a distribution network of equipment dealers, OEMs and battery distributors in North America. The Company recognizes revenue for products when all the significant risks and rewards have been transferred to the customer, no continuing managerial involvement usually associated with ownership of the goods is retained, no effective control over the goods sold is retained, the amount of revenue can be measured reliably, it is probable that the economic benefits associated with the transactions will flow to the Company and the costs incurred or to be incurred in respect of the transaction can be measured reliably.

Product revenue is recognized as a distinct single performance obligation which represents the point in time that our customer receives delivery of the products. Our customers do have a right to return product but our returns have historically been insignificant.

Product Warranties

The Company evaluates its exposure to product warranty obligations based on historical experience. Our products, primarily lift equipment packs, are warrantied for five years unless modified by a separate agreement. As of June 30, 2019 and 2018, the Company carried warranty liability of approximately $361,000 and $158,000, respectively, which is included in accrued expenses on the Company’s consolidated balance sheets.

Impairment of Long-lived Assets

In accordance with authoritative guidance for the impairment or disposal of long-lived assets, if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through the undiscounted future operating cash flows.

If impairment is indicated, the Company measures the amount of such impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset. The Company believes that no impairment indicators were present, and accordingly no impairment losses were recognized during the fiscal years ended June 30, 2019 and 2018.

Research and Development

The Company is actively engaged in new product development efforts. Research and development cost relating to possible future products are expensed as incurred.

Income Taxes

Pursuant to FASB ASC Topic No. 740, Income Taxes, deferred tax assets or liabilities are recorded to reflect the future tax consequences of temporary differences between the financial reporting basis of assets and liabilities and their tax basis at each year-end. These amounts are adjusted, as appropriate, to reflect enacted changes in tax rates expected to be in effect when the temporary differences reverse. The Company has analyzed filing positions in all of the federal and state jurisdictions where the Company is required to file income tax returns, as well as all open tax years in these jurisdictions. As a result, no unrecognized tax benefits have been identified as of June 30, 2019 or June 30, 2018, and accordingly, no additional tax liabilities have been recorded.

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

For the years ended June 30, 2019 and 2018, basic and diluted weighted-average common shares outstanding were 4,364,271 and 2,539,427, respectively. The Company incurred a net loss for the years ended June 30, 2019 and 2018, and therefore, basic and diluted loss per share for each fiscal year are the same because the inclusion of potential common equivalent shares were excluded from diluted weighted-average common shares outstanding during the period, as the inclusion of such shares would be anti-dilutive. The total potentially dilutive common shares outstanding at June 30, 2019 and 2018, excluded from diluted weighted-average common shares outstanding, which include common shares underlying outstanding convertible debt, stock options and warrants, were 588,504 and 1,610,922, respectively.

New Accounting Standards

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles when it becomes effective. In July 2015, the FASB deferred the effective date of the standard by an additional year; however, it provided companies the option to adopt one year earlier, commensurate with the original effective date. Accordingly, the standard was effective for the Company in the fiscal year beginning July 1, 2018. Subsequently, the FASB issued additional guidance (ASUs 2015-14; 2016-08; 2016-10; 2016-12; 2016-13; 2016-20). The adoption of this guidance by the Company, effective July 1, 2018, did not have a material impact on the Company’s consolidated financial statements (see Revenue Recognition, for further detail).

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 requires a lessee to recognize a lease asset representing its right to use the underlying asset for the lease term, and a lease liability for the payments to be made to lessor, on its balance sheet for all operating leases greater than 12 months. ASU 2016-02 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The new standard became effective for us on July 1, 2019, and will be adopted using the modified retrospective method through a cumulative-effect adjustment directly to retained earnings as of that date. Based on our preliminary analysis, we expect the new standard to increase right-of-use assets and the lease liability by approximately $2.7 million and $2.7 million, respectively. The cumulative-effect adjustment to retained earnings is expected to be immaterial.

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

NOTE 4 - INVENTORIES

Inventories consist of the following:

	June 30, 2019	June 30, 2018
Raw materials	$2,118,000	$807,000
Work in process	645,000	333,000
Finished goods	1,050,000	372,000
Total Inventories	$3,813,000	$1,512,000

Inventories consist primarily of our energy storage systems and the related subcomponents, and are stated at the lower of cost or net realizable value. Inventory held at consignment locations is included in our finished goods inventory and totaled $19,000 and $14,000 as of June 30, 2019 and June 30, 2018, respectively.

NOTE 5 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	June 30, 2019	June 30, 2018
Prepaid insurance	$28,000	$5,000
Prepaid inventory	59,000	52,000
Prepaid rent	42,000	-
Prepaid offering costs	198,000	-
Other assets	-	25,000
Prepaid expenses	44,000	9,000
Security deposits	-	1,000
Total Other current assets	$371,000	$92,000

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30, 2019	June 30, 2018
Payroll accrual	$294,000	$166,000
PTO accrual	200,000	67,000
Warranty liability	361,000	158,000
Sales tax payable	2,000	-
Garnishments	1,000	-
Total Accrued expenses	$858,000	$391,000

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	June 30, 2019	June 30, 2018
Vehicles	$20,000	$1,000
Machinery and equipment	246,000	112,000
Office equipment	233,000	162,000
Furniture and Equipment	116,000	39,000
Leasehold improvements	-	34,000
	615,000	348,000
Less: Accumulated depreciation	(269,000)	(261,000)
Property, plant and equipment, net	$346,000	$87,000

Depreciation expense was approximately $81,000 and $57,000, for the years ended June 30, 2019 and 2018, respectively, and is included in selling and administrative expenses in the accompanying consolidated statements of operations.

NOTE 8 - RELATED PARTY DEBT AGREEMENTS

Esenjay Credit Facilities

Between October 2011 and September 2012, the Company entered into three debt agreement with Esenjay. Esenjay is deemed to be a related party as Mr. Michael Johnson, the beneficial owner and director of Esenjay is a current member of our board of directors and a major stockholder of the Company (owning approximately 61.4% of our outstanding common shares as of June 30, 2019). The three debt agreements consisted of a Bridge Loan Promissory Note, a Secondary Revolving Promissory Note and an Unrestricted Line of Credit (collectively, the “Loan Agreements”). On December 31, 2015, the Bridge Loan Promissory Note and the Secondary Revolving Promissory Note expired leaving the Unrestricted Line of Credit, available for future draws.

The Unrestricted Line of Credit had a maximum borrowing amount of $10,000,000, was convertible at a rate of $6.00 per share, bore interest at 8% per annum and was converted to the Company’s common stock on October 31, 2018 prior to maturity on January 31, 2019.

On March 22, 2018, Flux Power entered into a credit facility agreement with Esenjay with a maximum borrowing amount of $5,000,000. Proceeds from the credit facility were to be used to purchase inventory and related operational expenses and accrue interest at a rate of 15% per annum (the “Inventory Line of Credit”). The outstanding balance of the Inventory Line of Credit and all accrued interest was due and payable on March 31, 2019. Funds received from Esenjay since December 5, 2017 were transferred to the Inventory Line of Credit resulting in $2,405,000 outstanding as of June 30, 2018. This credit facility was amended on March 28, 2019 (see Amended Credit Facility).

On October 31, 2018, the Company entered into an Early Note Conversion Agreement (the “Early Note Conversion Agreement”) with Esenjay, pursuant to which Esenjay agreed to immediately exercise its conversion rights under the Unrestricted and Open Line of Credit, dated September 24, 2012 to convert the outstanding principal amount of $7,975,000 plus accrued and unpaid interest of $1,041,280 for 1,502,714 shares of the Company’s common stock. The Early Note Conversion Agreement had an induced conversion which included issuance of 26,802 additional shares of common stock. The Company followed FASB ASC Topic No.470, Debt to record the early conversion of debt to equity and recorded as interest expense at the stock’s fair value of $466,351 at October 31, 2018.

As of June 30, 2019 and 2018, the Company had approximately $571,000 and $1,014,000, respectively of accrued interest associated with such credit facilities.

Stockholder Convertible Promissory Note

On April 27, 2017, we formalized an oral agreement for advances totaling $500,000, received from a stockholder (“Stockholder”) into a written Convertible Promissory Note (the “Convertible Note”). Borrowings under the Convertible Note accrue interest at 12% per annum, with all unpaid principal and accrued interest due and payable on October 27, 2018. In addition, at the election of Stockholder, all or any portion of the outstanding principal, accrued but unpaid interest and/or late charges under the Convertible Note may be converted into shares of the Company’s common stock at a conversion price of $12.00 per share; provided, however, the Stockholder shall not have the right to convert any portion of the Convertible Note to the extent that the Stockholder would beneficially own in excess of 5% of the total number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon conversion of the Convertible Note.

On October 25, 2018, the Company and the Stockholder entered into an amendment to the Convertible Promissory Note. The amendment (i) extended the maturity date of the Convertible Note from October 27, 2018 to February 1, 2019 and (ii) allowed for the automatic conversion of the Convertible Note immediately following the full conversion of the line of credit granted by Esenjay to the Company under the Esenjay Loan into shares of Common Stock of the Company. As a result of the Early Note Conversion Agreement on October 31, 2018, the Shareholder Convertible Note of $500,000 plus accrued interest of $102,510 automatically converted into 50,210 shares of common stock.

Stockholder Short Term Lines of Credit

On October 26, 2018, the Company entered into a credit facility agreement with Cleveland Capital, L.P., a Delaware limited partnership (“Cleveland”), our minority stockholder, pursuant to which Cleveland agreed to make available to the Company a line of credit (“Cleveland LOC”) in a maximum principal amount at any time outstanding of up to $2,000,000 with a maturity date of December 31, 2018. The Cleveland LOC had an origination fee of $20,000, which represents 1% of the Cleveland LOC, and carries a simple interest of 12% per annum. Interest is calculated on the basis of the actual daily balances outstanding under the Cleveland LOC. The Cleveland LOC was repaid on December 27, 2018.

On October 31, 2018, the Company entered into a credit facility agreement with a shareholder, (“Investor”), pursuant to which Investor agreed to make available to the Company a line of credit (“Investor LOC”) in a maximum principal amount at any time outstanding of up to Five Hundred Thousand Dollars ($500,000) with a maturity date of December 31, 2018. The Investor LOC had an origination fee in the amount of Five Thousand Dollars ($5,000), which represents one percent (1%) of the Investor LOC, and carries a simple interest of twelve percent (12%) per annum. Interest is calculated on the basis of the actual daily balances outstanding under the Investor LOC. The Investor LOC was repaid on December 28, 2018.

 Amended Credit Facility

On March 28, 2019, the Company, entered into an amended and restated credit facility agreement (“Amended and Restated Credit Facility Agreement”) with Esenjay Investments, LLC, ("Esenjay") and, Cleveland Capital, L.P., a Delaware limited partnership and a minority stockholder of the Company (“Cleveland” and Esenjay, together with additional parties that may join as a lender, the “Lenders”) to amend and restate the terms of the Credit Facility Agreement dated March 22, 2018 between the Company and Esenjay (the “Original Agreement”) in its entirety.

The Original Agreement was amended, among other things, to (i) increase the maximum principal amount available under line of credit from $5,000,000 to $7,000,000 (“LOC”), (ii) add Cleveland as additional lender to the LOC pursuant to which each lender has a right to advance a pro rata amount of the principal amount available under the LOC, (iii) extend the maturity date from March 31, 2019 to December 31, 2019, and (iv) to provide for additional parties to become a “Lender” under the Amended and Restated Credit Facility Agreement. In connection with the LOC, on March 28, 2019 the Company issued a secured promissory note to Cleveland (the “Cleveland Note”), and an amended and restated secured promissory note to Esenjay which amended and superseded the secured promissory note dated March 22, 2018 (“Esenjay Note” and together with the Cleveland Note, the “Notes”). The Notes were issued for the principal amount of $7,000,000 or such lesser principal amount advanced by the respective Lender under the Amended and Restated Credit Facility Agreement (the “Principal Amount”). The Notes bear an interest of fifteen percent (15%) per annum and a maturity date of December 31, 2019. The outstanding balance as of June 30, 2019 was $6,405,000. Esenjay has contributed $2,405,000, Cleveland $2,000,0000, Winn Exploration Co. $1,000,000, Otto Candies Jr. $500,000, Paul Candies $250,000 and Brett Candies $250,000. As of September 12, 2019, we had $595,000 under the LOC available for future draws with all parties combined.

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

NOTE 9 - STOCKHOLDERS’ DEFICIT

Private Placements

In December 2018, our Board of Directors approved the private placement of up to 454,546 shares of common stock to select accredited investors for a total amount of $5,000,000, or $11.00 per share of common stock with the right of the Board to increase the offering amount to $7,000,000 (the “Offering”). On December 26, 2018, the Company completed an initial closing of the Offering, pursuant to which it sold an aggregate of 335,910 shares of common stock, at $11.00 per share, for an aggregate purchase price of $3,695,010 in cash. A portion of the proceeds from the Offering was used to repay in full approximately $2.6 million in borrowings and accrued interest under two short-term credit facilities provided by Cleveland Capital, L.P. and a stockholder.

On January 29, 2019, the Company conducted its final closing (the “Final Closing”) to its round of private placement to accredited investors that initially closed on December 26, 2018 (“Initial Closing”). Following the Initial Closing to the Final Closing, the Company sold an additional 63,347 shares of its Common Stock (“Shares”), at $11.00 per share, for an aggregate purchase price of $696,810 to two accredited investors. The shares offered and sold in the Offering have not been registered under the Securities Act of 1933, as amended (“Securities Act”), and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act. The shares were offered and sold to the accredited investors in reliance upon exemptions from registration pursuant to Rule 506(c) of Regulation D promulgated under Section 4(a)(2) under the Securities Act.

In the aggregate, the Company issued 339,257 for an aggregate gross proceeds of approximately $4.39 million. The Shares were issued on identical terms to those previously reported for the Initial Closing on the Company’s Form 8-K filed with the Securities and Exchange Commission (“SEC”) on December 28, 2018. The Company relied on the exemption from registration pursuant to Rule 506(c) of Regulation D promulgated under Section 4(a)(2) under the Securities Act of 1933, as amended.

Advisory Agreements

Catalyst Global LLC. Effective April 1, 2018, the Company entered into a renewal contract (the “2018 Renewal”) with Catalyst Global LLC to provide investor relations services for 12 months in exchange for monthly fees of $4,500 per month and 3,484 shares of restricted common stock to be issued over the course of the 12-month term. The initial tranche of 871 shares was valued at $15.50 or $13,500 when issued on June 21, 2018, the second tranche of 871 shares was valued at $20.10 or $17,507 when issued September 28, 2018, the third tranche of 871 shares was valued at $17.50 per share or $15,243 when issued on December 31, 2018, and the fourth tranche of 871 shares was valued at $13.10 per share or $11,410 when issued on March 27, 2019.

Shenzhen Reach Investment Development Co. (“SRID”). On March 14, 2018, the Company entered into a consulting agreement with SRID to assist us with identifying strategic partners, suppliers and manufacturers in China for a term of 12 months. Included with the services is a two-week trip to China to meet with potential manufacturers, which took place in April 2018. In consideration for the services, we agreed to issue to SRID, up to 17,468 shares of restricted common stock over the course of the 12-month term. As of June 30, 2019, 17,468 shares have been issued. The initial tranche of 5,765 shares was valued at $5.20 or $29,978 when issued on April 26, 2018, the second tranche of 2,926 shares was valued at $17.00 or $49,742 when issued June 21, 2018, the third tranche of 2,926 shares was valued at $20.10 or $58,813 when issued September 28, 2018, the fourth tranche of 2,926 shares was valued at $13.90 per share or $40,671 when issued on January 4, 2019 and the fifth tranche of 2,926 shares was valued at $13.60 per share or $39,794 when issued on March 22, 2019.

Warrant Activity

Warrant detail for the year ended June 30, 2019 is reflected below:

	Number of Warrants	Weighted Average Exercise Price Per Warrant	Remaining Contract Term (# years)
Warrants outstanding and exercisable at June 30, 2018	174,079	$20.30	0.74
Warrants issued	-	$-	-
Warrants exchanged	(7,996)	14.80	-
Warrants forfeited	(157,750)	$19.93	-
Warrants outstanding and exercisable at June 30, 2019	8,333	$20.00	0.25

Warrant detail for year ended June 30, 2018 is reflected below:

	Number of Warrants	Weighted Average Exercise Price Per Warrant	Remaining Contract Term (# years)
Warrants outstanding and exercisable at June 30, 2017	234,259	$19.70	0.12-1.55
Warrants issued	-	$-	-
Warrants exchanged	(14,165)	$6.00	-
Warrants forfeited	(46,015)	$21.50	-
Warrants outstanding and exercisable at June 30, 2018	174,079	$20.30	0.74

Stock-based Compensation

On November 26, 2014, the board of directors approved the 2014 Equity Incentive Plan (the “2014 Plan”), which was approved by the Company’s stockholders on February 17, 2015. The 2014 Plan offers selected employees, directors, and consultants the opportunity to acquire our common stock, and serves to encourage such persons to remain employed by us and to attract new employees. The 2014 Plan allows for the award of stock and options, up to 1,000,000 shares of our common stock.

Activity in stock options during the year ended June 30, 2019 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2018	350,726	$8.38	8.87
Granted	245,027	$14.45	9.71
Exercised	-	$-	-
Forfeited and cancelled	(15,582)	$4.64	-
Outstanding at June 30, 2019	580,171	$11.05	8.59
Exercisable at June 30, 2019	303,611	$10.02	8.01

Activity in stock options during the year ended June 30, 2018 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2017	71,628	$11.00	7.09
Granted	292,511	$7.80	-
Exercised	-	-	-
Forfeited and cancelled	(13,413)	$4.60	-
Outstanding at June 30, 2018	350,726	$8.38	8.87
Exercisable at June 30, 2018	139,169	$7.30	7.70

Stock-based compensation expense recognized in the consolidated statements of operations for the year ended June 30, 2019 and 2018, includes compensation expense for stock-based options and awards granted based on the grant date fair value. For options and awards granted, expenses are amortized under the straight-line method over the expected vesting period. Stock-based compensation expense recognized in the consolidated statements of operations has been reduced for estimated forfeitures of options that are subject to vesting. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

At June 30, 2019, the aggregate intrinsic value of exercisable options was $1,377,000.

We allocated stock-based compensation expense included in the consolidated statements of operations for employee option grants and non-employee option grants as follows:

Years ended June 30,	2019	2018
Research and development	$314,000	$96,000
Selling and administrative	1,630,000	159,000
Total stock-based compensation expense	$1,944,000	$255,000

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. The fair value of stock options was measured at the grant date using the assumptions (annualized percentages) in the table below:

	2019	2018
Expected volatility	111.4% -112.2%	138% -143%
Risk free interest rate	2.43% - 2.45%	1.76% - 2.63%
Forfeiture rate	20%	20% -23%
Dividend yield	0%	0%
Expected term (years)	5.61	5

The remaining amount of unrecognized stock-based compensation expense at June 30, 2019 relating to outstanding stock options, is approximately $2,292,000, which is expected to be recognized over the weighted average period of 1.08 years.

NOTE 10 - INCOME TAXES

Pursuant to the provisions of FASB ASC Topic No. 740 Income Taxes (“ASC 740”), deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income taxes has been made in the accompanying statement of operations because no recoverable taxes were paid previously. Significant components of the Company’s net deferred tax assets at June 30, 2019 and 2018 are shown below. A valuation allowance of approximately $11,636,000 and $8,589,000 has been established to offset the net deferred tax assets as of June 30, 2019 and 2018, respectively, due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets.

The Company is subject to taxation in the United States and California. The Company’s tax years for 2010 and forward are subject to examination by the United States and California tax authorities due to the carry forward of unutilized net operating losses and research and development credits (if any).

No current income tax provision or benefit has been recorded as the Company incurred a net loss for each of the two years ended June 30, 2019 and 2018. Significant components of net deferred tax assets are shown in the table below.

	Year Ended June 30,
	2019	2018
Deferred Tax Assets:
Net operating loss carryforwards	$10,028,000	$7,333,000
Stock compensation	1,407,000	1,160,000
Interest expense Sec. 163	55.000	-
Other, net	146,000	96,000
Net deferred tax assets	11,636,000	8,589,000
Valuation allowance for deferred tax assets	(11,636,000)	(8,589,000)
Net deferred tax assets	$-	$-

At June 30, 2019, the Company had unused net operating loss carryovers of approximately $35,846,000 and $35,802,000 that are available to offset future federal and state taxable income, respectively. These operating losses begin to expire in 2030.

The provision for income taxes on earnings subject to income taxes differs from the statutory federal rate at June 30, 2019 and 2018, due to the following:

	Year Ended June 30,
	2019	2018
Federal income taxes at 21% and 34%, respectively	$(2,607,000)	$(1,915,000)
State income taxes, net	(867,000)	(446,000)
Permanent differences and other	450,000	345,000
Other true ups, if any	(23,000)	(206,000)
Change in federal tax rate	-	3,560,000
Change in valuation allowance	(3,047,000)	(1,338,000)
Provision for income taxes	$-	$-

Internal Revenue Code Sections 382 limits the use of our net operating loss carryforwards if there has been a cumulative change in ownership of more than 50% within a three-year period.  The Company has not yet completed a Section 382 net operating loss analysis. In the event that such analysis determines there is a limitation on the use on net operating loss carryforwards to offset future taxable income, the recorded deferred tax asset relating to such net operating loss carryforwards will be reduced. However, as the Company has recorded a full valuation allowance against its net deferred tax assets, there is no impact on the Company’s consolidated financial statements as of June 30, 2019 and 2018.

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

In accordance with ASC 740, there are no unrecognized tax benefits as of June 30, 2019 or June 30, 2018.

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

We have resmeasured deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21% plus state and local tax. The Company recorded a decrease related to the deferred tax assets and liabilities of $3.6 million as a result of the tax rate decrease, with a corresponding adjustment to the valuation allowance for the year ended June 30, 2018.

NOTE 11 - OTHER RELATED PARTY TRANSACTIONS

The Company subleased office and manufacturing space to Epic Boats (an entity founded and controlled by Chris Anthony, our board member and former Chief Executive Officer) in our facility in Vista, California pursuant to a month-to-month sublease agreement.  Pursuant to this agreement, Epic Boats paid Flux Power 10% of facility costs through the end of our lease agreement which was June 30, 2019.

The Company received $18,000 for each of the years ended June 30, 2019 and 2018 from Epic Boats under the sublease rental agreement which is recorded as a reduction to rent expense and the customer deposits discussed below.

As of June 30, 2019 the customer deposit totaling approximately $84,000 was recognized as Other Income since Epic Boats has released that deposit liability. As of June 30, 2019 and June 30, 2018, customer deposits totaling approximately $0 and $102,000, respectively, related to such products were recorded in the accompanying consolidated balance sheets. There were no receivables outstanding from Epic Boats as of June 30, 2019 and June 30, 2018.

NOTE 12 - CONCENTRATIONS

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and unsecured trade accounts receivable. The Company maintains cash balances at a financial institution in San Diego, California. Our cash balance at this institution is secured by the Federal Deposit Insurance Corporation up to $250,000. As of June 30, 2019, cash totaled approximately $102,000, which consists of funds held in a non-interest bearing bank deposit account. The Company has not experienced any losses in such accounts. Management believes that the Company is not exposed to any significant credit risk with respect to its cash.

Customer Concentrations

During the year ended June 30, 2019, the Company had four major customers that each represented more than 10% of its revenues on an individual basis, or approximately $8,072,000 or 87% of its total revenues.

During the year ended June 30, 2018, the Company had two major customers that each represented more than 10% of its revenues on an individual basis, or approximately $3,181,000 or 77% of its total revenues.

Suppliers/Vendor Concentrations

The Company obtains a limited number of components and supplies included in its products from a small group of suppliers. During the year ended June 30, 2019 the Company had three suppliers who accounted for more than 10% of its total purchases, on an individual basis. Purchases for these three suppliers totaled $6,855,000 or 62% of its total purchases.

During the year ended June 30, 2018 the Company had three suppliers who accounted for more than 10% of its total purchases, on an individual basis. Purchases for these three suppliers totaled $2,285,000 or 50% of our total purchases.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. To the best knowledge of management, there are no material legal proceedings pending against the Company.

Operating Leases

On April 25, 2019 the Company signed a lease with Accutek to rent approximately 45,600 square feet of industrial space at 2685 S. Melrose Drive, Vista, California. The lease has an initial term of seven years and four months, commencing on or about July 2019. The lease contains an option to extend the term for two periods of twenty-four months, and the right of first refusal to lease an additional approximate 15,300 square feet. The monthly rental rate is $42,400 for the first 12 months, escalating at 3% each year. We moved in on June 28, 2019.

Total rent expense was approximately $168,000 and $160,000 for the years ended June 30, 2019 and 2018, respectively, net of sublease income.

The Future Minimum Lease Payments for the new lease are:

2020	$381,814
2021	393,269
2022	496,354
2023	512,518
2024	571,590
Thereafter	1,454,497

Total Future Minimum Lease Payments	$3,810,042

NOTE 14 - SUBSEQUENT EVENTS

Reverse Split. The Company effected a 1-for-10 reverse split of its common stock and preferred stock on July 11, 2019 (2019 Reverse Split). No fractional shares were issued in connection with the 2019 Reverse Split. If, as a result of the 2019 Reverse Split, a stockholder would otherwise have been entitled to a fractional share, each fractional share was rounded up. The 2019 Reverse Split resulted in a reduction of outstanding shares of common stock from 51,000,868 to 5,101,580. In addition, it resulted in a reduction of authorized shares of common stock from 300,000,000 to 30,000,000, and a reduction of authorized shares of preferred stock from 5,000,000 to 500,000.

On July 3, 2019, the Company entered into a certain loan agreement with Cleveland Capital, L.P. pursuant to which Cleveland agreed to loan the Company $1,000,000 (the Loan). In connection with the Loan, on July 3, 2019, the Company issued Cleveland an unsecured short-term promissory in the amount of $1,000,000 (the Unsecured Promissory Note). The promissory note bears an interest rate of 15.0% per annum and was originally due on September 1, 2019, unless repaid earlier from a percentage of proceeds from certain identified accounts receivable. In connection with the Loan, the Company issued Cleveland a three-year warrant (the Cleveland Warrant) to purchase the Company’s common stock in a number equal to one-half percent (0.5%) of the number of shares of common stock outstanding after giving effect to the total number of shares of common stock sold in a public offering. The Cleveland Warrant had an exercise price equal to the per share public offering price. Effective September 1, 2019, the Company entered into that certain Amendment No. 1 to the Unsecured Promissory Note pursuant to which the maturity date was modified from September 1, 2019 to December 1, 2019 (the Amendment). In connection with the Amendment, the Company replaced the Cleveland Warrant with a certain Amended and Restated Warrant Certificate (the Amended Warrant). The Amended Warrant increased the warrant coverage from 0.5% to 1% of the number of shares of common stock outstanding after giving effect to the total number of shares of common stock sold in the next private or public offering (Offering). In addition, the exercise price was also changed to equal the per share price of common stock sold in the Offering. As of September 12, 2019, $1,000,000 in principal remains outstanding under the Loan.

On August 23, 2019, the Company entered into a Factoring Agreement (Factoring Agreement) with CSNK Working Capital Finance Corp. d/b/a Bay View Funding (“CSNK”) for a factoring facility under which CSNK will, from time to time, buy approved receivables from the Company. The factoring facility provides for the Company to have access to the lesser of (i) $3 million (Maximum Credit) or (ii) the sum of all undisputed receivables purchased by CSNK multiplied by the 90% (which percentages may be adjusted by CSNK in its sole discretion). Upon receipt of any advance, Company will have sold and assigned all of its rights in such receivables and all proceeds thereof. The factoring facility is secured by the Company’s accounts, equipment, inventory, financial assets, chattel paper, electronic chattel paper, letters of credit, letters of credit rights, general intangibles, investment property, deposit accounts, documents, instruments, supporting obligations, commercial tort claims, the reserve, motor vehicles, all books, records, files and computer data relating to the foregoing, and all proceeds of the foregoing. Company is required to pay CSNK a facility fee of 1.0% of the Maximum Credit upon execution of the Factoring Agreement and a factoring fee of 0.75% of the face value of purchased receivables for 1st 30-days such receivables are outstanding after purchase and 0.35% for each 15-days thereafter until the receivables are repaid in full or otherwise repurchased by Company or otherwise written off by CSNK. In addition, Company is required to pay financing fees on the outstanding advances equal to a floating rate per annum equal to the Prime + 2.0% (8.0% floor). In the event, the aggregate factoring fee and financing fee is less than 0.5% of the Maximum Credit in any one month, Company will pay CSNK the difference for such month. CSNK has the right to demand repayment of any purchased receivables which remain unpaid for 90-days after purchase or with respect to which any account debtor asserts a dispute.

The factoring facility is for an initial term of twelve months and will renew on a year to year basis thereafter, unless terminated in accordance with the Factoring Agreement. Company may terminate the Factoring Agreement at any time upon 60 days prior written notice and payment to CSNK of an early termination fee equal to 0.5% of the Maximum Credit multiplied by the number of months remaining in the current term. As of September 11, 2019, the Company has received $302,600 for the sale of receivables pursuant to Factoring Agreement.

In August 2019, we issued a total of 2,894 shares of common stock in connection with a net exercise of 4,438 outstanding options by the holder.