Form 10-Q
period 2019-09-30
Flux Power Holdings, Inc.
filed 2019-11-12
CIK 1083743

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes   ☒   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 12, 2019
Common Stock, $0.001 par value	5,107,595

FLUX POWER HOLDINGS, INC.

FORM 10-Q
For the Quarterly Period Ended September 30, 2019

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

 This report contains forward-looking statements. The forward-looking statements are contained principally in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” below. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would,” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements include, among other things, statements relating to:

●
our ability to secure sufficient equity funding or alternative sources of funding to support our current and proposed operations;

●
our anticipated growth strategies and our ability to manage the expansion of our business operations effectively;

●
our ability to maintain or increase our market share in the competitive markets in which we do business;

●
our ability to grow net revenue and increase our gross profit margin;

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

PART I - Financial Information

Item 1. Financial Statements

FLUX POWER HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019 (Unaudited)	June 30, 2019

ASSETS

Current assets:
Cash	$163,000	$102,000
Accounts receivable	1,026,000	2,416,000
Inventories	4,124,000	3,813,000
Other current assets	519,000	371,000
Total current assets	5,832,000	6,702,000
Right of use asset	2,618,000	-
Other assets	142,000	158,000
Property, plant and equipment, net	417,000	346,000

Total assets	$9,009,000	$7,206,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$2,792,000	$2,483,000
Accrued expenses	755,000	858,000
Due to Factor	382,000	-
Line of credit - related party	8,000,000	6,405,000
Financing lease payable, current portion	29,000	29,000
Office lease payable, current portion	162,000	-
Accrued interest	853,000	571,000
Total current liabilities	12,973,000	10,346,000

Long term liabilities:
Financing lease payable, less current portion	22,000	29,000
Office lease payable, less current portion	2,546,000	-

Total liabilities	15,541,000	10,375,000

Stockholders’ deficit:

Preferred stock, $0.001 par value; 500,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 30,000,000 shares authorized; 5,104,474 and 5,101,580 shares issued and outstanding at September 30, 2019 and June 30, 2019, respectively	5,000	5,000
Additional paid-in capital	36,353,000	35,902,000
Accumulated deficit	(42,890,000)	(39,076,000)

Total stockholders’ deficit	(6,532,000)	(3,169,000)

Total liabilities and stockholders’ deficit	$9,009,000	$7,206,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,
	2019	2018
Net revenue	$1,919,000	$1,835,000
Cost of sales	1,802,000	1,817,000

Gross profit	117,000	18,000

Operating expenses:
Selling and administrative expenses	2,206,000	1,483,000
Research and development	1,397,000	662,000
Total operating expenses	3,603,000	2,145,000

Operating loss	(3,486,000)	(2,127,000)

Interest expense	(328,000)	(274,000)

Net loss	$(3,814,000)	$(2,401,000)

Net loss per share - basic and diluted	$(0.75)	$(0.77)

Weighted average number of common shares outstanding - basic and diluted	5,103,342	3,106,841

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(unaudited)

	Common Stock
	Shares	Capital Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at June 30, 2019	5,101,580	$5,000	$35,902,000	$(39,076,000)	$(3,169,000)

Issuance of common stock – exercised options	2,894	-	-	-	-
Stock based compensation	-	-	451,000	-	451,000
Net loss	-	-	-	(3,814,000)	(3,814,000)
Balance at September 30, 2019	5,104,474	$5,000	$36,353,000	$(42,890,000)	$(6,532,000)

	Common Stock
	Shares	Capital Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at June 30, 2018	3,106,003	$3,000	$19,224,000	$(26,662,000)	$(7,435,000)

Issuance of common stock - services	3,797	-	152,000	-	152,000
Warrant exchange for common stock	1,278	-	-	-	-
Stock based compensation	-	-	164,000	-	164,000
Net loss	-		-	(2,401,000)	(2,401,000)
Balance at September 30, 2018	3,111,078	$3,000	$19,540,000	$(29,063,000)	$(9,520,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(3,814,000)	$(2,401,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	33,000	11,000
Stock-based compensation	451,000	164,000
Stock issuance for services	-	152,000
Noncash lease expense	88,000	-
Changes in operating assets and liabilities:
Accounts receivable	1,390,000	395,000
Inventories	(311,000)	(1,057,000)
Other current assets	(132,000)	15,000
Accounts payable	309,000	313,000
Accrued expenses	(103,000)	(20,000)
Due to Factor	382,000	-
Accrued interest	282,000	274,000
Office lease payable	2,000	-
Customer deposits	-	(4,000)
Net cash used in operating activities	(1,423,000)	(2,158,000)

Cash flows from investing activities
Purchases of equipment	(104,000)	(44,000)
Net cash used in investing activities	(104,000)	(44,000)

Cash flows from financing activities:
Borrowings from line of credit - related party debt	1,595,000	-
Principal payments on financing lease payable	(7,000)	-
Net cash provided by financing activities	1,588,000	-

Net change in cash	61,000	(2,202,000)
Cash, beginning of period	102,000	2,706,000

Cash, end of period	$163,000	$504,000

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Initial recognition of right-of-use asset	$2,706,000	-
Stock issuance for services	$-	$152,000
Interest paid	$46,000	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
(Unaudited)

NOTE 1 - NATURE OF BUSINESS AND REVERSE STOCK SPLIT

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) applicable to interim reports of companies filing as a smaller reporting company. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019 filed with the SEC on September 12, 2019. In the opinion of management, the accompanying condensed consolidated interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or any other future period. Certain notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Company’s Annual Report on Form 10-K have been omitted. The accompanying condensed consolidated balance sheet at June 30, 2019 has been derived from the audited balance sheet at June 30, 2019 contained in such Form 10-K.

Nature of Business

Flux Power Holdings, Inc. was incorporated in 1998 in the State of Nevada.  On June 14, 2012, we changed our name to Flux Power Holdings, Inc. Flux's operations are conducted through its wholly owned subsidiary, Flux Power, Inc. (“Flux Power”), a California corporation (collectively, the "Company").

We design, develop, manufacture, and sell advanced rechargeable lithium-ion energy storage solutions for lift trucks, airport ground support equipment (GSE) and other industrial motive applications. Our “LiFT” battery packs, including our proprietary battery management system (BMS), provide our customers with a better performing, cheaper and more environmentally friendly alternative, in many instances, to traditional lead-acid and propane-based solutions.

We have received Underwriters Laboratory (UL) Listing on our Class 3 Walkie Pallet Jack (Class 3 Walkie) LiFT pack product line in 2016 and expect to receive UL Listing during calendar 2019 for our other product lines, which include Class 1 Counterbalance/Sit down/Ride-on (Class 1 Ride-on) LiFT packs, Class 2 Narrow Aisle LiFT packs, and Class 3 End Rider LiFT packs. We believe that a UL Listing demonstrates the safety, reliability and durability of our products and gives us an important competitive advantage over other lithium-ion energy suppliers. Our Class 3 Walkie LiFT packs have been approved for use by leading industrial motive manufacturers, including Toyota Material Handling USA, Inc., Crown Equipment Corporation, and Raymond Corporation.

As used herein, the terms “we,” “us,” “our,” “Flux,” and “Company” mean Flux Power Holdings, Inc., unless otherwise indicated. All dollar amounts herein are in U.S. dollars unless otherwise stated.

Reverse Stock Split

The Company effected a 1-for-10 reverse split of its common stock and preferred stock on July 11, 2019 (2019 Reverse Split). No fractional shares were issued in connection with the 2019 Reverse Split. If, as a result of the 2019 Reverse Split, a stockholder would otherwise have been entitled to a fractional share, each fractional share was rounded up. The 2019 Reverse Split resulted in a reduction of the outstanding shares of common stock from 51,000,868 to 5,101,580. In addition, it resulted in a reduction of the authorized shares of common stock from 300,000,000 to 30,000,000, and a reduction of the authorized shares of preferred stock from 5,000,000 to 500,000. The par value of the Company’s stock remained unchanged at $0.001. In addition, by reducing the number of the Company’s outstanding shares, the Company’s loss per share in all periods presented was increased by a factor of ten.

As the par value per share of the Company’s common stock remained unchanged at $0.001 per share, a total of $46,000 was reclassified from common stock to additional paid-in capital. In connection with the 2019 Reverse Split, proportionate adjustments have been made to the per share exercise price and the number of shares issuable upon the exercise or conversion of all outstanding options, warrants, convertible or exchangeable securities entitling the holders to purchase, exchange for, or convert into, shares of common stock. All references to shares of common stock and per share data for all periods presented in the accompanying unaudited consolidated financial statements and notes thereto have been adjusted to reflect the 2019 Reverse Split on a retroactive basis.

NOTE 2 – GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred an accumulated deficit of $42,890,000 through September 30, 2019 and a net loss of $3,814,000 for the three months ended September 30, 2019. To date, the Company’s revenues and operating cash flows have not been sufficient to sustain its operations, and the Company has relied on debt and equity financing to fund its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the filing date of this Quarterly Report on Form 10-Q, November 12, 2019. As of September 30, 2019, the Company had a cash balance of $163,000 and will need to raise additional capital in the near future. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital on a timely basis until such time as revenues and related cash flows are sufficient to fund its operations.

Management has undertaken steps as part of a plan to improve operations with the goal of sustaining its operations. These steps include (a) developing additional products to cater to the Class 1 and Class 2 industrial equipment markets; and (b) expanding its sales force throughout the United States to increase revenues. In that regard, the Company has increased its research and development efforts to focus on completing the development of energy storage solutions that can be used on larger fork lifts and has also doubled its sales force since December 2016 with personnel having significant experience in the industrial equipment handling industry.

Management also plans to raise additional capital through the sale of equity securities through private placements, convertible debt placements and the utilization of its existing related-party credit facility.

On March 31, 2019, the Company amended its line of credit with Esenjay Investments, LLS (“Esenjay”), a related party, to: (i) increase the maximum principal amount available under line of credit from $5,000,000 to $7,000,000 (“LOC”), (ii) add Cleveland Capital L.P., a Delaware limited partnership and our minority stockholder (“Cleveland”), as an additional lender to the LOC pursuant to which each lender has a right to advance a pro rata amount of the principal amount available under the LOC, (iii) extend the maturity date from March 31, 2019 to December 31, 2019, and (iv) to provide for additional parties to become a lender under the LOC.  The outstanding principal balance as of September 30, 2019 was $7,000,000 of which Esenjay has $2,405,000 outstanding, Cleveland has $2,000,000 outstanding, and six (6) other lenders have an aggregate of $2,595,000 outstanding. Esenjay is deemed to be a related party as Mr. Michael Johnson, the beneficial owner and director of Esenjay is a current member of our board of directors and a major stockholder of the Company (owning approximately 61.4% of our outstanding common shares as of September 30, 2019).

There is no guarantee the Company will be able to obtain the additional required funds on a timely basis or that funds will be available on terms acceptable to us. If such funds are not available when required, management will be required to curtail its investments in additional sales and marketing and product development, which may have a material adverse effect on its future cash flows and results of operations, and its ability to continue operating as a going concern. The accompanying financial statements do not include any adjustments that would be necessary should the Company be unable to continue as a going concern and, therefore, be required to liquidate its assets and discharge its liabilities in other than the normal course of business and at amounts that may differ from those reflected in the accompanying condensed consolidated financial statements.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company's significant accounting policies are described in Note 3, "Summary of Significant Accounting Policies," in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2019. There have been no material changes in these policies or their application.

Net Loss Per Common Share

The Company calculates basic loss per common share by dividing net loss by the weighted-average number of common shares outstanding during the periods. Diluted loss per common share includes the impact from all dilutive potential common shares relating to outstanding convertible securities.

For the three months ended September 30, 2019 and 2018, basic and diluted weighted-average common shares outstanding were 5,103,342 and 3,106,841, respectively. The Company incurred a net loss for the three months ended September 30, 2019 and 2018, and therefore, basic and diluted loss per share for the periods are the same because the inclusion of potential common equivalent shares were excluded from diluted weighted-average common shares outstanding during the period, as the inclusion of such shares would be anti-dilutive. The total potentially dilutive common shares outstanding at September 30, 2019 and 2018, excluded from diluted weighted-average common shares outstanding, which include common shares underlying outstanding stock options and warrants, were 571,421 and 1,874,513 respectively.

Recently Adopted Accounting Pronouncements

In 2016, the FASB issued ASU 2016-02, Leases (ASU 2016-02). ASU 2016-02 requires a lessee to recognize a lease asset representing its right to use the underlying asset for the lease term, and a lease liability for the payments to be made to lessor, on its balance sheet for all operating leases greater than 12 months. ASU 2016-02 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The new standard became effective for the Company on July 1, 2019, and it was adopted using the modified retrospective method through a cumulative-effect adjustment directly to retained earnings as of that date. The new standard increased the Company’s right-of-use assets and lease liability by approximately $2.7 million and $2.7 million, respectively.

On June 20, 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 is intended to reduce the cost and complexity and to improve financial reporting for share-based payments to nonemployees for goods and services. The amendments in ASU 2018-07 are effective for fiscal years beginning after December 15, 2018, including interim periods therein. The adoption of this guidance by the Company, effective July 1, 2019, did not have a material impact on the Company’s consolidated financial statements.

Management has considered all recent accounting pronouncements issued since the last audit of the Company’s consolidated financial statements, and believes that these recent pronouncements will not have a material effect on the Company’s condensed consolidated financial statements.

NOTE 4 - RELATED PARTY DEBT AGREEMENTS

Shareholder Loan

On July 3, 2019, the Company entered into a loan agreement with Cleveland (“Cleveland”), pursuant to which Cleveland agreed to loan the Company $1,000,000 (the “Loan”). In connection with the Loan, on July 3, 2019, the Company issued Cleveland an unsecured short-term promissory in the amount of $1,000,000 (the “Unsecured Promissory Note”). The Unsecured Promissory Note bears an interest rate of 15.0% per annum and was originally due on September 1, 2019, unless repaid earlier from a percentage of proceeds from certain identified accounts receivable. In connection with the Loan, the Company issued Cleveland a three-year warrant (the “Cleveland Warrant”) to purchase the Company’s common stock in a number equal to one-half percent (0.5%) of the number of shares of common stock outstanding after giving effect to the total number of shares of common stock to be sold in a contemplated public offering and with an exercise price equal to the per share public offering price. Effective September 1, 2019, the Company entered into that certain Amendment No. 1 to the Unsecured Promissory Note pursuant to which the maturity date was modified from September 1, 2019 to December 1, 2019 (the “Amendment”). In connection with the Amendment, the Company replaced the Cleveland Warrant with a certain Amended and Restated Warrant Certificate (the “Amended Warrant”). The Amended Warrant increased the warrant coverage from 0.5% to 1% of the number of shares of common stock outstanding after giving effect to the total number of shares of common stock sold in the next private or public offering (the “Offering”). In addition, the exercise price was also changed to equal the per share price of common stock sold in the Offering.

Credit Facility

On March 22, 2018, Flux Power entered into a credit facility agreement with Esenjay with a maximum borrowing amount of $5,000,000. Proceeds from the credit facility were to be used to purchase inventory and related operational expenses and accrue interest at a rate of 15% per annum (the “Original Agreement”). The outstanding balance of the Original Agreement and all accrued interest was due and payable on March 31, 2019.

On March 28, 2019, Flux Power entered into an amended and restated credit facility agreement (“Amended and Restated Credit Facility Agreement”) with Esenjay and Cleveland (Cleveland and Esenjay, together with additional parties that may join as a lender, the “Lenders”) to amend and restate the terms of the Original Agreement in its entirety.

The Original Agreement was amended, among other things, to (i) increase the maximum principal amount available under line of credit from $5,000,000 to $7,000,000 (“LOC”), (ii) add Cleveland as additional lender to the LOC pursuant to which each lender has a right to advance a pro rata amount of the principal amount available under the LOC, (iii) extend the maturity date from March 31, 2019 to December 31, 2019, and (iv) to provide for additional parties to become a “Lender” under the Amended and Restated Credit Facility Agreement. In connection with the LOC, on March 28, 2019 the Company issued a secured promissory note to Cleveland (the “Cleveland Note”), and an amended and restated secured promissory note to Esenjay which amended and superseded the secured promissory note dated March 22, 2018 (“Esenjay Note” and together with the Cleveland Note and other secured promissory notes to Lenders, (the “Notes”). The Notes were issued for the principal amount of $7,000,000 or such lesser principal amount advanced by the respective Lender under the Amended and Restated Credit Facility Agreement (the “Principal Amount”). The Notes bear an interest of fifteen percent (15%) per annum and a maturity date of December 31, 2019. The outstanding principal balance as of September 30, 2019 was $7,000,000 of which Esenjay has $2,405,000 outstanding, Cleveland has $2,000,000 outstanding, and other six (6) other lenders have an aggregate of $2,595,000 outstanding.

To secure the obligations under the Notes, Flux Power entered into an Amended and Restated Security Agreement dated March 28, 2019 with the Lenders (the “Amended Security Agreement”). The Amended Security Agreement amends and restates the Guaranty and Security Agreement dated March 22, 2018 by and between Esenjay and the Company, and added Cleveland and other Lenders as additional secured parties to the Amended Security Agreement and appointing Esenjay as collateral agent.

NOTE 5 – FACTORING ARRANGEMENT

On August 23, 2019, the Company entered into a Factoring Agreement (Factoring Agreement) with CSNK Working Capital Finance Corp. d/b/a Bay View Funding (“CSNK”) for a factoring facility under which CSNK will, from time to time, buy approved receivables from the Company. The factoring facility provides for the Company to have access to the lesser of (i) $3 million (Maximum Credit) or (ii) the sum of all undisputed receivables purchased by CSNK multiplied by the 90% (which percentages may be adjusted by CSNK in its sole discretion). Upon receipt of any advance, Company will have sold and assigned all of its rights in such receivables and all proceeds thereof. The factoring facility is secured by the Company’s accounts, equipment, inventory, financial assets, chattel paper, electronic chattel paper, letters of credit, letters of credit rights, general intangibles, investment property, deposit accounts, documents, instruments, supporting obligations, commercial tort claims, the reserve, motor vehicles, all books, records, files and computer data relating to the foregoing, and all proceeds of the foregoing. The Company is required to pay CSNK a facility fee of 1.0% of the Maximum Credit upon execution of the Factoring Agreement and a factoring fee of 0.75% of the face value of purchased receivables for 1st 30-days such receivables are outstanding after purchase and 0.35% for each 15-days thereafter until the receivables are repaid in full or otherwise repurchased by the Company or otherwise written off by CSNK. In addition, the Company is required to pay financing fees on the outstanding advances equal to a floating rate per annum equal to the Prime plus 2.0% (8.0% floor). In the event, the aggregate factoring fee and financing fee is less than 0.5% of the Maximum Credit in any one month, the Company will pay CSNK the difference for such month. CSNK has the right to demand repayment of any purchased receivables which remain unpaid for 90-days after purchase or with respect to which any account debtor asserts a dispute.

The factoring facility is for an initial term of twelve months and will renew on a year to year basis thereafter, unless terminated in accordance with the Factoring Agreement. The Company may terminate the Factoring Agreement at any time upon 60 days prior written notice and payment to CSNK of an early termination fee equal to 0.5% of the Maximum Credit multiplied by the number of months remaining in the current term. As of September 30, 2019, an outstanding balance of $382,000 was due to Factor.

NOTE 6 - STOCKHOLDERS’ DEFICIT

Warrant Activity

Warrant detail for the three months ended September 30, 2019 is reflected below:

	Number of Warrants	Weighted Average Exercise Price Per Warrant	Remaining Contract Term (# years)
Warrants outstanding and exercisable at June 30, 2019	8,333	$20.00	0.25
Warrants issued	-	$-	-
Warrants exchanged	-	$-	-
Warrants forfeited	(8,333)	$20.00	-
Warrants outstanding and exercisable at September 30, 2019	-	$-	-

Warrant detail for the three months ended September 30, 2018 is reflected below:

	Number of Warrants	Weighted Average Exercise Price Per Warrant	Remaining Contract Term (# years)
Warrants outstanding and exercisable at June 30, 2018	174,079	$20.30	0.74
Warrants issued	-	$-	-
Warrants exchanged	(4,000)	$20.00	-
Warrants forfeited	-	$-	-
Warrants outstanding and exercisable at September 30, 2018	170,079	$20.30	0.47

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

Activity in stock options during the three months ended September 30, 2019 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2019	580,171	$11.05	8.59
Granted	-	$-	-
Exercised	(4,437)	$4.69	-
Forfeited and cancelled	(4,313)	$10.34	-
Outstanding at September 30, 2019	571,421	$11.10	8.31
Exercisable at September 30, 2019	339,420	$10.32	7.84

Activity in stock options during the three months ended September 30, 2018 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2018	354,447	$8.30	8.87
Granted	33,526	$-	-
Exercised	-	-	-
Forfeited and cancelled	(10,312)	$-	-
Outstanding at September 30, 2018	376,661	$9.40	8.33
Exercisable at September 30, 2018	160,967	$7.70	7.99

Stock-based compensation expense recognized in the condensed consolidated statements of operations for the three months ended September 30, 2019 and 2018, includes compensation expense for stock-based options and awards granted based on the grant date fair value. For options and awards granted, expenses are amortized under the straight-line method over the expected vesting period. Stock-based compensation expense recognized in the condensed consolidated statements of operations has been reduced for estimated forfeitures of options that are subject to vesting. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

At September 30, 2019, the aggregate intrinsic value of exercisable options was $659,000.

The Company allocated stock-based compensation expense included in the condensed consolidated statements of operations for employee option grants and non-employee option grants as follows:

Three months ended September 30,	2019	2018
Research and development	$54,000	$15,000
Selling and administrative	397,000	149,000
Total stock-based compensation expense	$451,000	$164,000

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. The fair value of stock options was measured at the grant date using the assumptions (annualized percentages) in the table below:

Three months ended September 30,	2019	2018
Expected volatility	111.4% -112.2%	142%
Risk free interest rate	2.43% - 2.45%	2.63%
Forfeiture rate	20%	20%
Dividend yield	0%	0%
Expected term (years)	5.61	5

The remaining amount of unrecognized stock-based compensation expense at September 30, 2019 relating to outstanding stock options, is approximately $1,163,000, which is expected to be recognized over the weighted-average period of 1.71 years.

NOTE 7 - OTHER RELATED PARTY TRANSACTIONS

The Company subleased office and manufacturing space to Epic Boats (an entity founded and controlled by Chris Anthony, a board member and former Chief Executive Officer) in the facility in Vista, California pursuant to a month-to-month sublease agreement.  Pursuant to this agreement, Epic Boats paid Flux Power 10% of facility costs through the end of the Company’s lease agreement which was June 30, 2019.

The Company received $0 and $4,000 for the three months ended September 30, 2019 and 2018 from Epic Boats under the sublease rental agreement which is recorded as a reduction to rent expense and customer deposits.

NOTE 8 - CONCENTRATIONS

Credit Risk

 Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and unsecured trade accounts receivable. The Company maintains cash balances at a financial institution in San Diego, California. The Company’s cash balance at this institution is secured by the Federal Deposit Insurance Corporation up to $250,000. As of September 30, 2019, cash totaled approximately $163,000, which consists of funds held in a non-interest bearing bank deposit account. The Company has not experienced any losses in such accounts. Management believes that the Company is not exposed to any significant credit risk with respect to its cash.

Customer Concentrations

During the three months ended September 30, 2019, the Company had three major customers that each represented more than 10% of its revenues on an individual basis, or approximately $1,507,000 or 78% of its total revenues.

During the three months ended Sept 30, 2018, the Company had three major customers that each represented more than 10% of its revenues on an individual basis, or approximately $1,641,000 or 89% of its total revenues.

Suppliers/Vendor Concentrations

The Company obtains a limited number of components and supplies included in its products from a small group of suppliers. During the three months ended September 30, 2019 the Company had two suppliers who accounted for more than 10% of its total purchases, on an individual basis. Purchases for these two suppliers totaled $1,033,000 or 44% of its total purchases.

During the three months ended September 30, 2018 the Company had two suppliers who accounted for more than 10% of its total purchases, on an individual basis. Purchases for these three suppliers totaled $1,552,000 or 56% of our total purchases.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

Operating Leases

On April 25, 2019 the Company signed a lease with Accutek to rent approximately 45,600 square feet of industrial space at 2685 S. Melrose Drive, Vista, California. The lease has an initial term of seven years and four months, commencing on or about June 28, 2019. The lease contains an option to extend the term for two periods of 24 months, and the right of first refusal to lease an additional approximate 15,300 square feet. The monthly rental rate is $42,400 for the first 12 months, escalating at 3% each year.

Total rent expense was approximately $170,000 and $41,000 for the three months ended September 30, 2019 and 2018, respectively, net of sublease income.

The Future Minimum Lease Payments for the new lease are:

2020	$339,390
2021	393,269
2022	496,354
2023	512,518
2024	571,590
Thereafter	1,454,497
Total Future Minimum Lease Payments	3,767,618
Less: discount	(1,059,150)
Total lease liability	$2,708,468

On July 1, 2019, the Company recorded a lease liability and right-of-use lease asset for the Accutek Lease based on present value of lease payments over the expected remaining lease term of 7.4 years, discounted using the Company’s estimated incremental borrow rate of 10%. For the three months ended September 30, 2019, reduction of the right-of-use lease asset was $87,784 and the increase to the lease liability was $2,510, which resulted in a net increase to the right-of-use lease asset of $90,294 during the period.

Financing Leases

The tables below show the initial measurement of the financing lease right-of-use assets and liabilities as of July 1, 2019 and the balances as of September 30, 2019, including the changes during the periods. The Company’s financing lease right-of-use assets are included in “Property, plant and equipment, net” on the accompanying consolidated balance sheet.

Financing lease right-of-use assets
Initial measurement at July 1, 2019	$57,000
Less depreciation of financing lease right-of-use assets	(7,000)
Financing lease right-of-use assets at September 30, 2019	$50,000

Financing lease liabilities
Initial measurement at July 1, 2019	$58,000
Less principal payments on financing lease liabilities	(7,000)
Financing lease liabilities as of September 30, 2019	51,000
Less non-current portion	(29,000)
Current portion at September 30, 2019	$22,000

As of September 30, 2019, the Company’s financing leases have a weighted-average remaining lease term of 1.8 years and a weighted-average discount rate of 30%. The maturities of the financing lease liabilities are as follows:

As of September 30, 2019
2020	$39,000
2021	27,000
Total financing lease payments	66,000
Less imputed interest	(15,000)
Present value of financing lease liabilities	51,000

NOTE 10 - SUBSEQUENT EVENTS

 On October 10, 2019, Flux Power entered into (i) that certain Second Amended and Restated Credit Facility Agreement (“Second Amended Credit Facility”) with Esenjay, Cleveland, Otto Candies, Jr., Paul Candies, Brett Candies, Winn Interest, Ltd., David A. Modesett, and Helen M. Tabone (the “Lenders” or the “Lender”) to amend and restate the terms of that certain Amended and Restated Credit Facility Agreement dated March 28, 2019 to increase the line of credit under such agreement from $7,000,000 to $10,000,000 (“LOC Increase”), and (ii) that certain Amendment No. 1 to the Amended and Restated Security Agreement to amend the Amended and Restated Security Agreement dated March 28, 2019 to reflect the Second Amended Credit Facility. In connection therewith, each Lender and Flux entered into an amendment to amend their respective secured promissory note to reflect the LOC Increase. As of November 12, 2019, the Company had $3,000,000 available for future draws under the Second Amended Credit Facility.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information which management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. The discussion should be read in conjunction with the unaudited interim condensed consolidated Financial Statements and Notes thereto and Part II, Item 7, Management’s Discussion and Analysis of Financial condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended June 30, 2019.

Overview

We design, develop, and manufacture advanced rechargeable lithium-ion energy storage solutions for lift trucks, airport ground support equipment (GSE) and other industrial motive applications. Our “LiFT” battery packs, including our proprietary battery management system (BMS), provide our customers with a better performing, cheaper and more environmentally friendly alternative, in many instances, to traditional lead-acid and propane-based solutions.

The Company effected a 1-for-10 reverse split of its common stock and preferred stock on July 11, 2019 (“2019 Reverse Split”). No fractional shares were issued in connection with the 2019 Reverse Split. If, as a result of the 2019 Reverse Split, a stockholder would otherwise have been entitled to a fractional share, each fractional share was rounded up. The 2019 Reverse Split resulted in a reduction of our outstanding shares of common stock from 51,000,868 to 5,101,580. In addition, it resulted in a reduction of our authorized shares of common stock from 300,000,000 to 30,000,000, and a reduction of our authorized shares of preferred stock from 5,000,000 to 500,000. The par value of the Company's stock remained unchanged at $0.001. In addition, by reducing the number of the Company's outstanding shares, the Company's loss per share in all periods presented was increased by a factor of ten.

Recent Developments

Expanding Product Line with Larger, Higher Value Solutions. We are now expanding the shipment of our new larger, more powerful and higher cost LiFT Packs for Class 1 counterbalance trucks. We are also preparing for the December 2019 commercial launch of our new line of Flux LiFT Pack batteries for Class 2 Narrow Aisle and Class 3 End Rider forklifts. Over the coming several months, we anticipate achieving UL Listings on all major product lines, including equipment manufacturer approvals.

Airport Ground Support Equipment (GSE) Battery Pipeline. In October, we received a $0.3 million order for additional airport GSE batteries from an existing global airline customer. That customer is expected to place significant additional orders in calendar 2019. Other major airlines, equipment manufacturers, and GSE providers continue to pilot and test our packs.

Segment and Related Information

We operate as a single reportable segment.

Results of Operations and Financial Condition

The following table represents our unaudited condensed consolidated statement of operations for the three months ended September 30, 2019 (“Q1 2020”) and September 30, 2018 (“Q1 2019”).

	Q1 2020		Q1 2019
	$	% of Revenues	$	% of Revenues

Revenues	$1,919,000	100%	$1,835,000	100%
Cost of sales	1,802,000	94%	1,817,000	99%
Gross profit	117,000	6%	18,000	1%

Operating expenses:
Selling and administrative expenses	2,206,000	115%	1,483,000	81%
Research and development	1,397,000	73%	662,000	36%
Total operating expenses	3,603,000	188%	2,145,000	117%

Operating loss	(3,486,000)	-182%	(2,127,000)	-116%

Interest expense, net	(328,000)	-17%	(274,000)	-15%

Net loss	$(3,814,000)	-199%	$(2,401,000)	-131%

Revenues

Our current focus is on the sale of products used in lift equipment, and our current products include walkie pallet jacks, and higher capacity packs for Class 1, 2, and 3 forklifts. We also leverage our modular battery pack designs to provide adjacent applications, including airport ground support equipment (GSE). We feel that we are well positioned to address these markets given the benefits and flexibility offered by our modular and scalable battery pack design and technology.

We currently sell most of our products through a distribution network of OEMs, equipment dealers, and battery distributors in North America. This distribution network mostly sells to large company, national accounts. However, we do sell certain battery packs directly to other accounts including industrial equipment manufacturers and the ultimate end-user.

Revenues for Q1 2020 increased $84,000 or 5%, compared to Q1 2019. This increase in revenues was primarily attributable to sales of our larger packs. Our quarter-to-quarter revenues are subject to timing variations including staging of large forklift purchases by customers.

Cost of Sales

Cost of sales for Q1 2020 decreased $15,000 or 1% compared to Q1 2019, resulting in a gross profit percentage of 6% for the quarter compared to 1% in the prior quarter. The decrease in cost of sales is directly related the Company’s development efforts and improvements to battery packs that have resulted in reductions in inventory costs, improved workforce efficiencies, and reduced warranty expense per pack which have all contributed to an improvement in gross margin. We expect continued improvements to the gross margin as the sales volumes increase, assembly productivity improves, and cost reductions are achieved.

Selling and Administrative Expenses

Selling and administrative expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, public company costs, consulting costs, professional fees and other expenses. Such expense for Q1 2020 increased $723,000 or 49% compared to Q1 2019. The increase was primarily for stock-based compensation, additional payroll costs related to new employees, and rent expenses associated with our new facility.

Research and Development Expense

Research and development expenses for Q1 2020 increased $735,000 or 111% compared to Q1 2019. Such expenses consist primarily of materials, supplies, salaries and personnel related expenses, testing costs, consulting costs, and other expenses associated with the continued development of our packs, as well as, research into new product opportunities. The increase in expenses was primarily due to the UL listings for those packs. We anticipate research and development expenses will remain a significant portion of our expenses as we continue to develop and add new and improved products to our product line-up.

Interest Expense

Interest expense for Q1 2020 increased $54,000 or 20%, compared to Q1 2019 and was primarily due to interest expense related to our outstanding lines of credit. Interest expense for Q1 2020 and Q1 2019 was approximately $328,000 and $274,000, respectively, related to our outstanding lines of credit (see Note 4 to the condensed consolidated financial statements).

Net Loss

Net losses for Q1 2020 increased $1,413,000 or 59%, compared to Q1 2019.  The increase is primarily attributable to increased research and development costs and selling and administrative expenses.

Liquidity and Capital Resources

Overview

As of September 30, 2019, we had a cash balance of $163,000 and an accumulated deficit of $42,890,000. We do not have sufficient liquidity and capital resources to fund planned operations for the twelve months following the filing date of this Quarterly Report. See “Future Liquidity Needs” below.We will need to raise additional capital in the near future. These circumstances raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and reclassification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty of our ability to remain a going concern. See “Note 2 - Going Concern” above.

Cash Flows

Operating Activities

Our operating activities resulted in net cash used in operations of $1,423,000 during Q1 2020, compared to net cash used in operations of $2,158,000 during Q1 2019.

The net cash used in operating activities during Q1 2020 reflects the net loss of $3,814,000 for the period offset primarily by non-cash items including depreciation, stock-based compensation, as well as, the purchase of inventory, and the payment of accounts payable.

The net cash used in operating activities during Q1 2019 reflects the net loss of $2,401,000 for the period offset primarily by a larger net loss offset by increases in accounts receivable, inventory, accounts payable, accrued interest, and accrued expenses.

Investing Activities

Net cash used in investing activities during Q1 2020 consists primarily of the purchase of leasehold improvements and warehouse equipment for $104,000.

Net cash used in investing activities during Q1 2019 consists primarily of the purchase of leasehold improvements and office equipment for $44,000.

Financing Activities

Net cash provided by financing activities during Q1 2020 was $1,588,000 as a result of borrowings under the Company’s Amended and Restated Credit Facility Agreement. See “Note 2 – Related Party Debt Agreements” above.

There were no financing activities during Q1 2019.

Future Liquidity Needs

We have evaluated our expected cash requirements over the next twelve months, which include, but are not limited to, investments in additional sales and marketing and product development resources, capital expenditures, and working capital requirements and have determined that our existing cash resources are not sufficient to meet our anticipated needs during the next twelve months, and that additional financing is required to support current operations. Based on our current and planned levels of expenditure, we need to raise significant cash in the near future to fund current and planned operations until such time as revenues and related cash flows become sufficient to support our operating costs.

We intend to continue to seek capital through the sale of equity securities through private placements and through debt facilities. As of September 30, 2019, the principal amount outstanding under the Amended and Restated Credit Facility Agreement was $7,000,000. The Amended and Restated Credit Facility Agreement was amended on October 10, 2019 to increase the line of credit from $7,000,000 to $10,000,000.

Although management believes that the additional required funding will be obtained, there is no guarantee we will be able to obtain the additional required funds in the future or that funds will be available on terms acceptable to us. If such funds are not available, management will be required to curtail investments in additional sales and marketing and product development resources, and capital expenditures, which will have a material adverse effect on our future cash flows and results of operations, and our ability to continue operating as a going concern.

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

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended June 30, 2019.

Recently Adopted Accounting Pronouncements

In 2016, the FASB issued ASU 2016-02, Leases (ASU 2016-02). ASU 2016-02 requires a lessee to recognize a lease asset representing its right to use the underlying asset for the lease term, and a lease liability for the payments to be made to lessor, on its balance sheet for all operating leases greater than 12 months. ASU 2016-02 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The new standard became effective for us on July 1, 2019, and was adopted using the modified retrospective method through a cumulative-effect adjustment directly to retained earnings as of that date. The new standard increased right-of-use assets and the lease liability by approximately $2.7 million and $2.7 million, respectively.

On June 20, 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 is intended to reduce the cost and complexity and to improve financial reporting for share-based payments to nonemployees for goods and services. The amendments in ASU 2018-07 are effective for fiscal years beginning after December 15, 2018, including interim periods therein. The adoption of this guidance by the Company, effective July 1, 2019, did not have a material impact on the Company’s consolidated financial statements.

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

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based on the management's assessment and review of our financial statements and results for the three months ended September 30, 2019, we have concluded that our disclosure controls and procedures were effective for purposes stated above.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective April 1, 2018, the Company entered into a renewal contract (the “2018 Renewal”) with Catalyst Global LLC to provide investor relations services for 12 months in exchange for monthly fees of $4,500 per month and 3,484 shares of restricted common stock to be issued over the course of the 12-month term. The 2018 Renewal expired on March 31, 2019 and was not renewed. Catalyst provided services to the Company on a month-to-month basis until terminated on October 24, 2019. On October 24, 2019, the Company issued 3,121 shares of its common stock to Catalyst Global, LLC valued at $9.75, or $30,429, to cover the services from May 2019 to October 2019. These shares have not been registered under the Securities Act. Such shares were issued upon exemptions from registration pursuant to Section 4(a)(2) of the Securities Act.

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

Flux Power Holdings, Inc.

Date: November 12, 2019	By:	/s/ Ronald F. Dutt
Ronald F. Dutt Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Charles A. Scheiwe
Charles A. Scheiwe
Chief Financial Officer (Principal Financial Officer)