Form 10-Q
period 2019-12-31
Flux Power Holdings, Inc.
filed 2020-02-11
CIK 1083743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-25909

FLUX POWER HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	86-0931332
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2685 S. Melrose Drive, Vista, California	92081
(Address of principal executive offices)	(Zip Code)

877-505-3589

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of February 11, 2020
Common Stock, $0.001 par value	5,107,595

FLUX POWER HOLDINGS, INC.

FORM 10-Q

For the Quarterly Period Ended December 31, 2019

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements. The forward-looking statements are contained principally in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” below. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would,” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements include, among other things, statements relating to:

●	our ability to secure sufficient funding and/or alternative sources of funding to support our current and proposed operations;

●	our anticipated growth strategies and our ability to manage the expansion of our business operations effectively;

●	our ability to maintain or increase our market share in the competitive markets in which we do business;

●	our ability to grow net revenue and increase our gross profit margin:

●	our ability to keep up with rapidly changing technologies and evolving industry standards, including our ability to achieve technological advances;

●	our dependence on the growth in demand for our products;

●	our ability to compete with larger companies with far greater resources than we have;

●	our continued ability to obtain raw materials and other supplies for our products at competitive prices;

●	our ability to diversify our product offerings and capture new market opportunities;

●	our ability to source skilled labor, machinery, parts, and raw materials economically; and

●	the loss of key members of our senior management.

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

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this report only:

●	the “Company,” “Flux,” “we,” “us,” and “our” refer to the combined business of Flux Power Holdings, Inc., a Nevada corporation and its wholly-owned subsidiary, Flux Power, Inc., a California corporation (“Flux Power”);

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

●	“SEC” refers to the Securities and Exchange Commission; and

●	“Securities Act” refers to the Securities Act of 1933, as amended.

PART I - Financial Information

Item 1. Financial Statements

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2019	June 30, 2019
	(Unaudited)
ASSETS

Current assets:
Cash	$136,000	$102,000
Accounts receivable	3,240,000	2,416,000
Inventories	4,206,000	3,813,000
Other current assets	648,000	371,000
Total current assets	8,230,000	6,702,000

Right of use asset	2,553,000	-
Other assets	142,000	158,000
Property, plant and equipment, net	406,000	346,000

Total assets	$11,331,000	$7,206,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$3,484,000	$2,483,000
Accrued expenses	811,000	858,000
Deferred revenue	26,000	-
Customer deposits	212,000	-
Due to Factor	1,655,000	-
Short-term loan – related party	1,074,000	-
Line of credit - related party	10,691,000	6,405,000
Financing lease payable, current portion	39,000	29,000
Office lease payable, current portion	168,000	-
Accrued interest	-	571,000
Total current liabilities	18,160,000	10,346,000

Long term liabilities:
Financing lease payable, less current portion	7,000	29,000
Office lease payable, less current portion	2,524,000	-

Total liabilities	20,691,000	10,375,000

Stockholders’ deficit:

Preferred stock, $0.001 par value; 500,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 30,000,000 shares authorized; 5,107,595 and 5,101,580 shares issued and outstanding at December 31, 2019 and June 30, 2019, respectively	5,000	5,000
Additional paid-in capital	36,832,000	35,902,000
Accumulated deficit	(46,197,000)	(39,076,000)
Total stockholders’ deficit	(9,360,000)	(3,169,000)

Total liabilities and stockholders’ deficit	$11,331,000	$7,206,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2019	2018	2019	2018
Net revenue	$3,615,000	$2,711,000	$5,534,000	$4,547,000
Cost of sales	3,289,000	2,456,000	5,091,000	4,275,000

Gross profit	326,000	255,000	443,000	272,000

Operating expenses:
Selling and administrative expenses	2,229,000	1,604,000	4,492,000	3,097,000
Research and development	1,021,000	882,000	2,361,000	1,533,000
Total operating expenses	3,250,000	2,486,000	6,853,000	4,630,000

Operating loss	(2,924,000)	(2,231,000)	(6,410,000)	(4,358,000)

Interest expense	(383,000)	(693,000)	(711,000)	(967,000)

Net loss	$(3,307,000)	$(2,924,000)	$(7,121,000)	$(5,325,000)

Net loss per share - basic and diluted	$(0.65)	$(0.70)	$(1.39)	$(1.46)

Weighted average number of common shares outstanding - basic and diluted	5,106,781	4,196,679	5,105,061	3,651,760

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(unaudited)

	Common Stock
	Shares	Capital Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at June 30, 2019	5,101,580	$5,000	$35,902,000	$(39,076,000)	$(3,169,000)

Issuance of common stock – exercised options	2,894	-	-	-	-
Stock based compensation	-	-	451,000	-	451,000
Net loss	-	-	-	(3,814,000)	(3,814,000)
Balance at September 30, 2019	5,104,474	5,000	36,353,000	(42,890,000)	(6,532,000)
Issuance of common stock - services	3,121	-	30,000	-	30,000
Stock based compensation	-	-	449,000	-	449,000
Net loss	-	-	-	(3,307,000)	(3,307,000)
Balance at December 31, 2019	5,107,595	$5,000	$36,832,000	$(46,197,000)	$(9,360,000)

	Common Stock
	Shares	Capital Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at June 30, 2018	3,106,003	$3,000	$19,224,000	$(26,662,000)	$(7,435,000)

Issuance of common stock - services	3,797	-	152,000	-	152,000
Warrant exchange for common stock	1,278	-	-	-	-
Stock based compensation	-	-	164,000	-	164,000
Net loss	-	-	-	(2,401,000)	(2,401,000)
Balance at September 30, 2018	3,111,078	3,000	19,540,000	(29,063,000)	(9,520,000)

Issuance of common stock - services	3,797	-	56,000	-	56,000
Issuance of common stock - private placement transactions, net	335,910	-	3,695,000	-	3,695,000
Issuance of Common Stock - Loan Conversion	1,579,724	2,000	10,083,000	-	10,085,000
Warrant exchange for common stock	2,435	-	-	-	-
Stock based compensation	-	-	243,000	-	243,000
Net loss	-	-	-	(2,924,000)	(2,924,000)
Balance at December 31, 2018	5,032,944	$5,000	$33,617,000	$(31,987,000)	$1,635,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(7,121,000)	$(5,325,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	62,000	31,000
Stock-based compensation	900,000	407,000
Stock issuance for services	30,000	208,000
Noncash interest expense	634,000	-
Noncash lease expense	153,000	-
Changes in operating assets and liabilities:
Accounts receivable	(824,000)	(1,089,000)
Inventories	(393,000)	(1,336,000)
Other current assets	(261,000)	36,000
Accounts payable	1,001,000	687,000
Accrued expenses	(47,000)	204,000
Due to Factor	1,655,000	-
Deferred revenue	26,000	40,000
Accrued interest	-	890,000
Office lease payable	(14,000)	-
Customer deposits	212,000	(9,000)
Net cash used in operating activities	(3,987,000)	(5,256,000)

Cash flows from investing activities
Purchases of equipment	(122,000)	(101,000)
Net cash used in investing activities	(122,000)	(101,000)

Cash flows from financing activities:
Proceeds from the sale of common stock	-	3,695,000
Repayment of line of credit - related party debt	-	(2,500,000)
Borrowings from short-term loan - related party debt	1,000,000	-
Borrowings from line of credit - related party debt	3,155,000	2,500,000
Principal payments of financing lease payable	(12,000)	-
Net cash provided by financing activities	4,143,000	3,695,000

Net change in cash	34,000	(1,662,000)
Cash, beginning of period	102,000	2,706,000

Cash, end of period	$136,000	$1,044,000

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Initial recognition of right-of-use asset	$2,706,000	$-
Accrued interest converted into principal	$1,205,000	$-
Interest paid	$92,000	$-
Common stock issued for conversion of related party debt	$-	$8,475,000
Common stock issued for conversion of accrued interest	$-	$1,610,000
Stock issuance for services	$30,000	$208,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

Nature of Business

Flux Power Holdings, Inc. was incorporated in 1998 in the State of Nevada. On June 14, 2012, we changed our name to Flux Power Holdings, Inc. Flux’s operations are conducted through its wholly owned subsidiary, Flux Power, Inc. (“Flux Power”), a California corporation (collectively, the “Company”).

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

As the par value per share of the Company’s common stock remained unchanged at $0.001 per share, a total of $46,000 was reclassified from common stock to additional paid-in capital. In connection with the 2019 Reverse Split, proportionate adjustments have been made to the per share exercise price and the number of shares issuable upon the exercise or conversion of all outstanding options, warrants, convertible or exchangeable securities entitling the holders to purchase, exchange for, or convert into, shares of common stock. All references to shares of common stock and per share data for all periods presented in the accompanying unaudited condensed consolidated financial statements and notes thereto have been adjusted to reflect the 2019 Reverse Split on a retroactive basis.

NOTE 2 –GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred an accumulated deficit of $46,197,000 through December 31, 2019 and a net loss of $3,307,000 and $7,121,000 for the three and six month ended December 31, 2019, respectively. To date, the Company’s revenues and operating cash flows have not been sufficient to sustain its operations and the Company has relied on debt and equity financing to fund its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the filing date of this Quarterly Report on Form 10-Q, February 11, 2020. As of December 31, 2019, the Company had a cash balance of $136,000 and will need to raise additional capital in the near future. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital on a timely basis until such time as revenues and related cash flows are sufficient to fund its operations.

Management has undertaken steps as part of a plan to improve operations with the goal of sustaining its operations. These steps include (a) developing additional products to cater to the Class 1 and Class 2 industrial equipment markets; and (b) expanding its sales force throughout the United States to increase revenues. In that regard, the Company has increased its research and development efforts to focus on completing the development of energy storage solutions that can be used on larger forklifts and has also doubled its sales force since December 2016 with personnel having significant experience in the industrial equipment handling industry.

Management also plans to raise additional capital through the sale of equity securities through private placements and public offerings, convertible debt placements and the utilization of its existing related-party credit facility.

On December 31, 2019, the promissory notes issued by the Company in connection with the Company’s line of credit with Esenjay Investments, LLS (“Esenjay”), a related party, Cleveland Capital L.P., a Delaware limited partnership and our minority stockholder (“Cleveland”), and six (6) additional lenders (together with Esenjay and Cleveland, the “Lenders”) were amended to (i) increase the maximum principal amount available under line of credit from $10,000,000 to $12,000,000, (ii) capitalize all accrued and unpaid interest to the principal amount as of December 31, 2019, and (iii) extend the maturity date from December 31, 2019 to June 30, 2020. In addition, on December 31, 2019, the Company granted a right to each of the Lenders to convert their respective promissory note under the line of credit into shares of the Company’s common stock at any time after the close of the next financing of the Company of at least $1,000,000 on or after December 31, 2019, and on or before the maturity date. The outstanding principal balance as of December 31, 2019 was $10,691,000 of which Esenjay has $5,666,000 outstanding, Cleveland has $2,204,000 outstanding, and other six (6) other lenders have an aggregate of $2,821,000 outstanding . (see Note 4-Credit Facility).

In connection with an outstanding loan from Cleveland to the Company in the principal amount of $1,000,000, the Company entered into an Amendment No. 2 to the Unsecured Promissory Note dated December 3, 2019, to extend the maturity date from December 1, 2019 to December 31, 2019. Pursuant to an Amendment No. 3 to the Unsecured Promissory Note dated December 31, 2019, the maturity date was further extended to March 31, 2020. All accrued and unpaid interest as of December 31, 2019 was capitalized to the principal amount. The outstanding principal balance of the Cleveland Loan as of December 31, 2019 was $1,074,000.  (see Note 4-Cleveland Loan).

There is no guarantee the Company will be able to obtain the additional required funds on a timely basis or that funds will be available on terms acceptable to it. If such funds are not available when required, management will be required to curtail its investments in additional sales and marketing and product development, which may have a material adverse effect on its future cash flows and results of operations, and its ability to continue operating as a going concern. The accompanying financial statements do not include any adjustments that would be necessary should the Company be unable to continue as a going concern and, therefore, be required to liquidate its assets and discharge its liabilities in other than the normal course of business and at amounts that may differ from those reflected in the accompanying condensed consolidated financial statements.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 3, “Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019. There have been no material changes in these policies or their application.

Net Loss Per Common Share

The Company calculates basic loss per common share by dividing net loss by the weighted average number of common shares outstanding during the periods. Diluted loss per common share includes the impact from all dilutive potential common shares relating to outstanding convertible securities.

For the three months ended December 31, 2019 and 2018, basic and diluted weighted-average common shares outstanding were 5,106,781 and 4,196,679, respectively. For the six months ended December 31, 2019 and 2018, basic and diluted weighted-average common shares outstanding were 5,105,061 and 3,651,760, respectively. The Company incurred a net loss for the three and six months ended December 31, 2019 and 2018, and therefore, basic and diluted loss per share for the periods are the same because the inclusion of such shares were excluded from diluted weighted-average common shares outstanding during the period, as the inclusion of such shares would be anti-dilutive. The total potentially dilutive common shares outstanding at December 31, 2019 and 2018, excluded from diluted weighted-average common shares outstanding, which include common shares underlying outstanding stock options and warrants, were 568,641 and 544,149, respectively.

Recently Adopted Accounting Pronouncements

In 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-02, Leases (ASU 2016-02). ASU 2016-02 requires a lessee to recognize a lease asset representing its right to use the underlying asset for the lease term, and a lease liability for the payments to be made to a lessor, on its balance sheet for all operating leases greater than 12 months. ASU 2016-02 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The new standard became effective for the Company on July 1, 2019, and it was adopted using the modified retrospective method through a cumulative-effect adjustment directly to retained earnings as of that date. The new standard increased the Company’s right-of-use assets and lease liability by approximately $2.7 million and $2.7 million, respectively.

On June 20, 2018, the FASB issued Accounting Standards Update (ASU) 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 is intended to reduce the cost and complexity and to improve financial reporting for share-based payments to nonemployees for goods and services. The amendments in ASU 2018-07 are effective for fiscal years beginning after December 15, 2018, including interim periods therein. The adoption of this guidance by the Company, effective July 1, 2019, did not have a material impact on the Company’s consolidated financial statements.

Management has considered all recent accounting pronouncements issued since the last audit of the Company’s consolidated financial statements, and believes that these recent pronouncements will not have a material effect on the Company’s condensed consolidated financial statements.

NOTE 4 - RELATED PARTY DEBT AGREEMENTS

Cleveland Loan

On July 3, 2019, the Company entered into a loan agreement with Cleveland, pursuant to which Cleveland agreed to loan the Company $1,000,000 (the “Cleveland Loan”). In connection with the Cleveland Loan, on July 3, 2019, the Company issued Cleveland an unsecured short-term promissory in the amount of $1,000,000 (the “Unsecured Promissory Note”). The Unsecured Promissory Note bears an interest rate of 15.0% per annum and was originally due on September 1, 2019, unless repaid earlier from a percentage of proceeds from certain identified accounts receivable. In connection with the Loan, the Company issued Cleveland a three-year warrant (the “Cleveland Warrant”) to purchase the Company’s common stock in a number equal to one-half percent (0.5%) of the number of shares of common stock outstanding after giving effect to the total number of shares of common stock to be sold in a contemplated public offering and with an exercise price equal to the per share public offering price. Effective September 1, 2019, the Company entered into that certain Amendment No. 1 to the Unsecured Promissory Note pursuant to which the maturity date was modified from September 1, 2019 to December 1, 2019 (the “Amendment”). In connection with the Amendment, the Company replaced the Cleveland Warrant with a certain Amended and Restated Warrant Certificate (the “Amended Warrant”). The Amended Warrant increased the warrant coverage from 0.5% to 1% of the number of shares of common stock outstanding after giving effect to the total number of shares of common stock sold in the next private or public offering (the “Offering”). In addition, the exercise price was also changed to equal the per share price of common stock sold in the Offering. Effective December 3, 2019, the Company entered into the Amendment No. 2 to the Unsecured Promissory Note pursuant to which the maturity date was modified from December 1, 2019 to December 31, 2019. On December 31, 2019, the Company entered into the Amendment No. 3 to the Unsecured Promissory Note pursuant to which the maturity date was modified from December 31, 2019 to March 31, 2020, and all accrued and unpaid interest as of December 31, 2019 was capitalized to the principal amount. The outstanding principal balance of the Cleveland Loan as of December 31, 2019 was $1,074,000.

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

The Original Agreement was amended, among other things, to (i) increase the maximum principal amount available under line of credit from $5,000,000 to $7,000,000 (“LOC”), (ii) add Cleveland as additional lender to the LOC pursuant to which each lender has a right to advance a pro rata amount of the principal amount available under the LOC, (iii) extend the maturity date from March 31, 2019 to December 31, 2019, and (iv) to provide for additional parties to become a “Lender” under the Amended and Restated Credit Facility Agreement. In connection with the LOC, on March 28, 2019 the Company issued a secured promissory note to Cleveland (the “Cleveland Note”), and an amended and restated secured promissory note to Esenjay which amended and superseded the secured promissory note dated March 22, 2018 (“Esenjay Note” and together with the Cleveland Note and other secured promissory notes to Lenders (the “Notes”). The Notes were issued for the principal amount of $7,000,000 or such lesser principal amount advanced by the respective Lender under the Amended and Restated Credit Facility Agreement. The Notes bear an interest of fifteen percent (15%) per annum and a maturity date of December 31, 2019. On October 10, 2019, the Company further amended its line of credit to increase the maximum principal amount available under line of credit from $7,000,000 to $10,000,000. On December 31, 2019, the Company further amended the Notes to (i) increase the maximum principal amount available under line of credit from $10,000,000 to $12,000,000, (ii) capitalize all accrued and unpaid interest to the principal amount as of December 31, 2019, and (iii) extend the maturity date from December 31, 2019 to June 30, 2020. In addition, on December 31, 2019, the Company granted a right to each of the Lenders to convert their respective Note under the LOC into shares of the Company’s common stock at any time after the close of the next financing of the Company of at least $1,000,000 on or after December 31, 2019, and on or before the maturity date. The outstanding principal balance as of December 31, 2019 was $10,691,000 of which Esenjay has $5,666,000 outstanding, Cleveland has $2,204,000 outstanding, and other six (6) other lenders have an aggregate of $2,821,000 outstanding.

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

NOTE 5 – FACTORING ARRANGEMENT

On August 23, 2019, the Company entered into a Factoring Agreement (“Factoring Agreement”) with CSNK Working Capital Finance Corp. d/b/a Bay View Funding (“CSNK”) for a factoring facility under which CSNK will, from time to time, buy approved receivables from the Company. The factoring facility provides for the Company to have access to the lesser of (i) $3 million (“Maximum Credit”) or (ii) the sum of all undisputed receivables purchased by CSNK multiplied by 90% (which percentage may be reduced by CSNK in its sole discretion). Upon receipt of any advance, Company will have sold and assigned all of its rights in such receivables and all proceeds thereof. The factoring facility is secured by the Company’s accounts, equipment, inventory, financial assets, chattel paper, electronic chattel paper, letters of credit, letters of credit rights, general intangibles, investment property, deposit accounts, documents, instruments, supporting obligations, commercial tort claims, the reserve, motor vehicles, all books, records, files and computer data relating to the foregoing, and all proceeds of the foregoing. The Company is required to pay CSNK a facility fee of 1.0% of the Maximum Credit upon execution of the Factoring Agreement and a factoring fee of 0.75% of the face value of purchased receivables for 1st 30-days such receivables are outstanding after purchase and 0.35% for each 15-days thereafter until the receivables are repaid in full or otherwise repurchased by the Company or otherwise written off by CSNK. In addition, the Company is required to pay financing fees on the outstanding advances equal to a floating rate per annum equal to the Prime plus 2.0% (8.0% floor). In the event, the aggregate factoring fees and financing fees together are less than 0.5% of the Maximum Credit in any one month, the Company will pay CSNK the difference for such month. CSNK has the right to demand repayment of any purchased receivables which remain unpaid for 90-days after purchase or with respect to which any account debtor asserts a dispute.

The factoring facility is for an initial term of twelve months and will renew on a year to year basis thereafter, unless terminated in accordance with the Factoring Agreement. The Company may terminate the Factoring Agreement at any time upon 60 days prior written notice and payment to CSNK of an early termination fee equal to 0.5% of the Maximum Credit multiplied by the number of months remaining in the current term. As of December 31, 2019, an outstanding balance of $1,655,000 was due to CSNK under the Factoring Agreement.

NOTE 6 - STOCKHOLDERS’ DEFICIT

Private Placement of Common Stock

In December 2018, our Board of Directors approved the private placement of up to 454,546 shares of our common stock to select accredited investors for a total amount of $5,000,000, or $11.00 per share of common stock with the right of the Board to increase the offering amount to $7,000,000 (the “Offering”). On December 26, 2018, we completed an initial closing of the Offering, pursuant to which we sold an aggregate of 335,910 shares of common stock, at $11.00 per share, for an aggregate purchase price of $3,695,010 in cash. A portion of the proceeds from the Offering was used to repay in full approximately $2.6 million in borrowings and accrued interest under two short-term credit facilities provided by Cleveland Capital, L.P. and a shareholder. The shares offered and sold in the Offering have not been registered under the Securities Act of 1933, as amended (“Securities Act”), and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act. The shares were offered and sold to the accredited investors in reliance upon exemptions from registration pursuant to Rule 506(c) of Regulation D promulgated under Section 4(a)(2) under the Securities Act.

Warrant Activity

Warrant detail for the six months ended December 31, 2019 is reflected below:

	Number of Warrants	Weighted Average Exercise Price Per Warrant	Remaining Contract Term (# years)
Warrants outstanding and exercisable at June 30, 2019	8,333	$20.00	0.25
Warrants issued	-	$-	-
Warrants exercised	-	$-	-
Warrants forfeited	(8,333)	$20.00	-
Warrants outstanding and exercisable at December 31, 2019	-	$-	-

Warrant detail for the six months ended December 31, 2018 is reflected below:

	Number of Warrants	Weighted Average Exercise Price Per Warrant	Remaining Contract Term (# years)
Warrants outstanding and exercisable at June 30, 2018	174,079	$20.30	0.74
Warrants issued	-	$-	-
Warrants exercised	-	$-	-
Warrants exchanged	(7,996)	$14.80	-
Warrants forfeited	-	$-	-
Warrants outstanding and exercisable at December 31, 2018	166,083	$20.60	0.19

Stock-based Compensation

On November 26, 2014, our board of directors approved our 2014 Equity Incentive Plan (the “2014 Plan”), which was approved by the Company’s shareholders on February 17, 2015. The 2014 Plan offers selected employees, directors, and consultants the opportunity to acquire our common stock, and serves to encourage such persons to remain employed by us and to attract new employees. The 2014 Plan allows for the award of stock and options, up to 1,000,000 shares of the Company’s common stock.

Activity in stock options during the six months ended December 31, 2019, and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2019	580,171	$11.05	8.59
Granted	-	$-
Exercised	(4,437)	$4.69
Forfeited and cancelled	(7,093)	$12.32
Outstanding at December 31, 2019	568,641	$11.08	8.07
Exercisable at December 31, 2019	377,428	$10.47	7.71

Activity in stock options during the six months ended December 31, 2018, and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2018	354,447	$8.30	8.87
Granted	40,117	$17.50
Exercised	-	$-
Forfeited and cancelled	(18,000)	$4.60
Outstanding at December 31, 2018	376,564	$9.50	8.48
Exercisable at December 31, 2018	188,494	$8.30	7.69

Stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and six months ended December 31, 2019 and 2018, includes compensation expense for stock-based options and awards granted based on the grant date fair value. For options and awards granted, expenses are amortized under the straight-line method over the expected vesting period. Stock-based compensation expense recognized in the condensed consolidated statements of operations has been reduced for estimated forfeitures of options that are subject to vesting. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

At December 31, 2019, the aggregate intrinsic value of the exercisable options was $738,000.

The Company allocated stock-based compensation expense included in the condensed consolidated statements of operations for employee option grants and non-employee option grants as follows:

	For the Three Months Ended December 31		For the Six Months Ended December 31,
	2019	2018	2019	2018
Research and development	$54,000	$17,000	$108,000	$32,000
General and administration	395,000	226,000	792,000	375,000
Total stock-based compensation expense	$449,000	$243,000	$900,000	$407,000

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. The fair value of stock options was measured at the grant date using the assumptions (annualized percentages) in the table below:

Six months ended December 31,	2019	2018
Expected volatility	111.4% - 112.2%	142% - 143%
Risk free interest rate	2.43% - 2.45%	2.73% - 2.82%
Forfeiture rate	20.0%	20.0%
Dividend yield	0%	0%
Expected term (years)	5.61	5

The remaining amount of unrecognized stock-based compensation expense at December 31, 2019 relating to outstanding stock options, is approximately $1,601,000, which is expected to be recognized over the weighted average period of 1.54 years.

NOTE 7 - OTHER RELATED PARTY TRANSACTIONS

The Company subleased office and manufacturing space to Epic Boats (an entity founded and controlled by Chris Anthony, a former board member and former Chief Executive Officer) in the facility in Vista, California pursuant to a month-to-month sublease agreement. Pursuant to this agreement, Epic Boats paid Flux Power 10% of facility costs through the end of the Company’s lease agreement which was June 30, 2019.

The Company received $5,000 and $10,000 for the three and six months ended December 31, 2018 from Epic Boats under the sublease rental agreement which is recorded as a reduction to rent expense and customer deposits. No fees were received by the Company from Epic Boats for the three and six months ended December 31, 2019.

NOTE 8 - CONCENTRATIONS

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and unsecured trade accounts receivable. The Company maintains cash balances at a financial institution in San Diego, California. The Company’s cash balance at this institution is secured by the Federal Deposit Insurance Corporation up to $250,000. As of December 31, 2019, cash totaled approximately $136,000, which consists of funds held in a non-interest bearing bank deposit account. The Company has not experienced any losses in such accounts. Management believes that the Company is not exposed to any significant credit risk with respect to its cash.

Customer Concentrations

During the three months ended December 31, 2019, the Company had two major customers that each represented more than 10% of its revenues on an individual basis, and together represented approximately $2,828,000 or 78% of its total revenues. During the six months ended December 31, 2019, the Company had three major customers that each represented more than 10% of its revenues on an individual basis, and together represented approximately $4,085,000 or 74% of its total revenues.

During the three months ended December 31, 2018, the Company had five major customers that each represented more than 10% of its revenues on an individual basis, and together represented approximately $2,623,000 or 95% of its total revenues. During the six months ended December 31, 2018, the Company had four major customers that each represented more than 10% of its revenues on an individual basis, and together represented approximately $3,938,000 or 86% of its total revenues.

Suppliers/Vendor Concentrations

The Company obtains a limited number of components and supplies included in its products from a small group of suppliers. During the three months ended December 31, 2019 the Company had two suppliers who accounted for more than 10% of its total purchases, on an individual basis. Purchases for these two suppliers totaled $1,175,000 or 29% of its total purchases. During the six months ended December 31, 2019 the Company had two suppliers who accounted for more than 10% of its total purchases, on an individual basis. Purchases for these two suppliers totaled $2,208,000 or 34% of its total purchases.

During the three months ended December 31, 2018, the Company had three suppliers who accounted for more than 10% of its total purchases, on an individual basis. Purchases for these three suppliers totaled $1,609,000 or 59% of its total purchases. During the six months ended December 31, 2018 the Company had two suppliers who accounted for more than 10% of its total purchases on an individual basis. Purchases for these two suppliers totaled $2,849,000 or 52% of its total purchases

NOTE 9 - COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. To the best knowledge of management, there are no material legal proceedings pending against the Company.

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

Total rent expense was approximately $128,000 and $298,000 for the three months and six months ended December 31, 2019, respectively, net of sublease income.

Total rent expense was approximately $41,000 and $82,000 for the three months and six months ended December 31, 2018, respectively, net of sublease income.

The Future Minimum Lease Payments are:

Six months period ending 6/30/2020	$255,000
2021	393,000
2022	496,000
2023	513,000
2024	572,000
Thereafter	1,454,000
Total Future Minimum Lease Payments	3,683,000
Less: discount	(991,000)
Total lease liability	$2,692,000

NOTE 10 - SUBSEQUENT EVENTS

On January 1, 2020, the Company granted its outside directors options to purchase, on an aggregate basis, 15,792 shares of its common stock at an exercise price of $8.87 per share. The stock options vests quarterly over a two-year period, starting on January 1, 2020 and expire on January 1, 2030. The exercise price is the fair market value of the Company’s common stock, based on the Company’s 30 day volume-weighted average price on January 1, 2020.

Since January 1, 2020, the Company has borrowed an additional $700,000 under the Company’s Credit Facility. Remaining available balance under the Credit Facility is $609,000.

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

Overview

We design, develop and manufacture advanced rechargeable lithium-ion energy storage solutions for lift trucks, airport ground support equipment (GSE) and other industrial motive applications. Our “LiFT” battery packs, including our proprietary battery management system (BMS), provide our customers with a better performing, cheaper and more environmentally friendly alternative, in many instances, to traditional lead-acid and propane-based solutions.

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

Recent Developments

Expanding Product Line with Larger, Higher Value Solutions. We are now expanding the shipment of our new larger, more powerful and higher cost LiFT Packs for Class 1 counterbalance trucks. We have successfully completed commercial launch of our new line of Flux LiFT Pack batteries for Class 2 Narrow Aisle and Class 3 End Rider forklifts in December 2019. Over the coming several months, we anticipate achieving UL Listings on all major product lines, including equipment manufacturer approvals.

Airport Ground Support Equipment (GSE) Battery Pipeline. In October 2019, we received a $300,000 order for additional airport GSE batteries from an existing global airline customer. That customer is expected to place significant additional orders in calendar 2020. Other major airlines, equipment manufacturers, and GSE providers continue to pilot and test our packs.

Additional Product Line with Stationary Storage Batteries. In December 2019, the Company received an order for approximately $800,000 from a solar company that sells standalone Electric Vehicle (EV) charging stations. The battery packs are used as stationary power storage for the EV charging stations.

Segment and Related Information

We operate as a single reportable segment.

Results of Operations and Financial Condition

The following table represents our unaudited condensed consolidated statement of operations for the three months ended December 31, 2019 (“Q2 2020”) and December 31, 2018 (“Q2 2019”).

	Three Months Ended December 31,
	2019		2018
	$	% of Revenues	$	% of Revenues

Net revenue	$3,615,000	100%	$2,711,000	100%
Cost of sales	3,289,000	91%	2,456,000	91%
Gross profit	326,000	9%	255,000	9%

Operating expenses:
Selling and administrative expenses	2,229,000	62%	1,604,000	59%
Research and development	1,021,000	28%	882,000	33%
Total operating expenses	3,250,000	90%	2,486,000	92%

Operating loss	(2,924,000)	-81%	(2,231,000)	-82%

Other income (expense):
Interest expense, net	(383,000)	-11%	(693,000)	-26%

Net loss	$(3,307,000)	-91%	$(2,924,000)	-108%

Revenues

Revenues for the quarter ended December 31, 2019, increased by $904,000 or 33% to $3,615,000, compared to $2,711,000 for the quarter ended December 31, 2018. This substantial increase in revenue was directly attributable to the increase in battery pack sales for the Class 3 “Walkie” equipment and our new L series of batteries during the quarter ended December 31, 2019.

Cost of Sales

Cost of sales for the quarter ended December 31, 2019, increased by $833,000, or 34%, to $3,289,000 compared to $2,456,000 for the quarter ended December 31, 2018. The increase in cost of sales is directly related to the substantial increase in sales as discussed above. Cost of sales as a percent of revenue for the quarter ended December 31, 2019 remained at 91%. We expect to increase our gross margin as the sales volumes increase, assembly productivity improves, and cost reductions are achieved.

Selling and Administrative Expenses

Selling and administrative expenses for the quarter ended December 31, 2019 increased $625,000 or 39%, to $2,229,000 compared to $1,604,000 for the quarter ended December 31, 2018. The increase is primarily attributable to increases in stock-based compensation, payroll costs related to additional new hires, and rent expenses associated with our new facility.

Research and Development Expense

Research and development expenses for the quarter ended December 31, 2019 increased $139,000 or 16%, to $1,021,000 compared to $882,000 for the quarter ended December 31, 2018. Such expenses consist primarily of materials, supplies, salaries and personnel related expenses, testing costs, consulting costs, and other expenses associated with the continued development of our packs, as well as, research into new product opportunities. The increase in expenses was primarily due to the additional headcount. We anticipate research and development expenses will remain a significant portion of our expenses as we continue to develop and add new and improved products to our product line-up.

Interest Expense

Interest expense for the quarter ended December 31, 2019 decreased $310,000 or 45% to $383,000 compared to $693,000 for the quarter ended December 31, 2018. Interest expense consist primarily of interest expense related to our outstanding lines of credit and convertible promissory note. (see Note 4 to the condensed consolidated financial statements).

Net Loss

Net loss for the quarter ended December 31, 2019 increased $383,000 or 13%, to $3,307,000 as compared to $2,924,000 for the quarter ended December 31, 2018. The increase is primarily attributable to increased research and development costs and selling and administrative expenses, partially offset by improved gross profit and decreased interest expense.

The following table represents our unaudited condensed consolidated statement of operations for the six months ended December 31, 2019 and December 31, 2018.

	Six months ended December 31,
	2019		2018
	$	% of Revenues	$	% of Revenues

Net revenues	$5,534,000	100%	$4,547,000	100%
Cost of sales	5,091,000	92%	4,275,000	94%
Gross profit	443,000	8%	272,000	6%

Operating expenses:
Selling and administrative expenses	4,492,000	81%	3,097,000	68%
Research and development	2,361,000	43%	1,533,000	34%
Total operating expenses	6,853,000	124%	4,630,000	102%

Operating loss	(6,410,000)	-116%	(4,358,000)	-96%

Other income (expense):
Interest expense, net	(711,000)	-13%	(967,000)	-21%

Net loss	$(7,121,000)	-129%	$(5,325,000)	-117%

Revenues

Revenues for the six months ended December 31, 2019, increased by $987,000 or 22%, to $5,534,000 compared to $4,547,000 for the six months ended December 31, 2018. This substantial increase in revenue was directly attributable to the increase in battery pack sales for the Class 3 “Walkie” equipment and our new L series of batteries during the six months ended December 31, 2019.

Cost of Sales

Cost of sales for the six months ended December 31, 2019, increased by $ 816,000, or 19%, to $5,091,000 compared to $4,275,000 for the six months ended December 31, 2018. The increase in cost of sales is directly related to the substantial increase in sales as discussed above. Cost of sales as a percent of revenue for the six months ended December 31, 2019 was 92% , a decreased of 2% compared to 94% for the same period last year. The decrease in cost of sales as a percent of revenue is directly related the Company’s development efforts and improvements to battery packs that have resulted in reductions in inventory costs, improved workforce efficiencies, and reduced warranty expense per pack which have all contributed to an improvement in gross margin. We expect continued improvements to the gross margin as the sales volumes increase, assembly productivity improves, and cost reductions are achieved.

Selling and Administrative Expenses

Selling and administrative expenses for the six months ended December 31, 2019 increased $1,395,000 or 45%, to $4,492,000 compared to $3,097,000 for the six months ended December 31, 2018. As discussed above regarding current quarter, the increase is primarily attributable to increases in stock-based compensation, payroll costs related to additional new hires, and rent expenses associated with our new facility.

Research and Development Expense

Research and development expenses for the six months ended December 31, 2019 increased $828,000 or 54%, to $2,361,000 compared to $1,533,000 for the six months ended December 31, 2018. Such expenses consist primarily of materials, supplies, salaries and personnel related expenses, testing costs, consulting costs, and other expenses associated with the continued development of our packs, as well as, research into new product opportunities. The increase in expenses was primarily due to the UL listings for those packs. We anticipate research and development expenses will remain a significant portion of our expenses as we continue to develop and add new and improved products to our product line-up.

Interest Expense

Interest expense for the six months ended December 31, 2019 decreased $256,000 or 26% to $711,000 compared to $967,000 for the six months ended December 31, 2018. Interest expense consist primarily of interest expense related to our outstanding lines of credit and convertible promissory note. Also included in interest expense during the six months ended December 31, 2018 is additional interest expense of approximately $466,000 agreed to be paid under the Esenjay Early Conversion Agreement as well as origination fees of $25,000 for the shareholder lines of credit (see Note 4 to the condensed consolidated financial statements).

Net Loss

Net loss for the six months ended December 31, 2019 increased $1,796,000 or 34%, to $7,121,000 as compared to $5,325,000 for the six months ended December 31, 2018. The increase is primarily attributable to increased research and development costs and selling and administrative expenses, partially offset by improved gross profit and decreased interest expense.

Liquidity and Capital Resources

Overview

As of December 31, 2019, we had a cash balance of $136,000 and an accumulated deficit of $46,197,000. We do not have sufficient liquidity and capital resources to fund planned operations for the twelve months following the filing date of this Quarterly Report. The Company is working on securing additional capital from a variety of current and new sources including, but not limited to, working capital line of credit facilities, private placements of convertible debt and/or equity securities and public offerings of our equity. See “Future Liquidity Needs” below.

Cash Flows

Operating Activities

Our operating activities resulted in net cash used in operations of $3,987,000 during the six months ended December 31, 2019, compared to net cash used in operations of $5,256,000 during the six months ended December 31, 2018. The primary reason for the decrease in net cash used in operations was increases in inventory on hand, accounts receivable, due to factor, accounts payable and, customer deposits, partially offset by increase in net loss as adjusted for noncash operating activities and a decrease in accrued interest.

Investing Activities

Net cash used in investing activities during the six months ended December 31, 2019 consists of the purchase of office equipment for $122,000.

Net cash used in investing activities during the six months ended December 31, 2018 consists of the purchase of office equipment, primarily computer related, for $101,000.

Financing Activities

Net cash provided by financing activities during the six months ended December 31, 2019 was $4,155,000 and consisted primarily of proceeds from the lines of credit and a short-term loan.

Net cash provided by financing activities during the six months ended December 31, 2018 was $3,695,000 and consisted of proceeds from the sale of common stock.

Future Liquidity Needs

We have evaluated our expected cash requirements over the next twelve months, which include, but are not limited to, investments in additional sales and marketing and product development resources, capital expenditures, and working capital requirements and have determined that our existing cash resources are not sufficient to meet our anticipated needs during the next twelve months, and that additional financing is required to support current operations. Based on our current and planned levels of expenditures, we need to raise significant cash in the near future to fund current and planned operations until such time as revenues and related cash flows become sufficient to support our operating costs.

We intend to continue to seek capital through the sale of equity securities, working capital line of credit facilities, private placements of convertible debt and/or equity securities and public offerings of our equity. The Amended and Restated Credit Facility Agreement was amended on October 10, 2019 and December 31, 2019 to increase the line of credit from $7,000,000 to $10,000,000 and $12,000,000, respectively. As of December 31, 2019, the principal amount outstanding under the Amended and Restated Credit Facility Agreement was $10,691,000 and the principal amount outstanding under the Cleveland Loan was $1,074,000.

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

To the extent that we raise additional funds by issuing equity or convertible debt securities, our shareholders may experience additional significant dilution and such financing may involve restrictive covenants.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

None

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

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based on the management’s assessment and review of our financial statements and results for the three and six months ended December 31, 2019, we have concluded that our disclosure controls and procedures were effective for purposes stated above.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the six months ended December 31, 2019 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A - RISK FACTORS

Any investment in our common stock involves a high degree of risk. You should carefully consider the risks described in our Annual Report on Form 10-K as filed with the SEC on September 12, 2019 and all of the information included in this report or contained in our other public filings before making an investment decision whether to purchase our common stock. If any of the risks described in our Annual Report actually occur, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should read the section entitled “Special Note Regarding Forward Looking Statements” for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this report.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

The following exhibits are filed as part of this Report

ExhibitNo.	Description

10.1	Amendment and Restated Credit Facility Agreement dated October 10, 2019(1)
10.2	Amendment No. 1 to the Amended and Restated Security Agreement dated October 10, 2019(1)
10.3	Form of Amendment to the Secured Promissory Note dated October 2019 (1)
10.4	Amendment to the Amended and Restated Secured Promissory Note dated October 10, 2019 (Esenjay) (1)
10.5	Second Amendment to the Unsecured Promissory Note dated December 3, 2019 (Cleveland) (2)
10.6	Third Amendment to the Unsecured Promissory Note dated December 31, 2019 (Cleveland)(3)
10.7	Second Amendment to the Amended and Restated Secured Promissory Note dated December 31, 2019 (Esenjay)(3)
10.8	Form of Second Amendment to the Secured Promissory Note dated December 31, 2019(3)
31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.*
31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.*
32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.*
32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

(1)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on October 16, 2019.
(2)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on December 4, 2019.
(3)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on January 6, 2020.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Flux Power Holding, Inc.

Date: February 11, 2020	By:	/s/ Ronald F. Dutt
	Name:	Ronald F. Dutt
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Charles A. Scheiwe
	Name:	Charles A. Scheiwe
	Title:	Chief Financial Officer (Principal Financial Officer)

