Form 10-Q
period 2020-03-31
Flux Power Holdings, Inc.
filed 2020-05-12
CIK 1083743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 11, 2020
Common Stock, $0.001 par value	5,174,657

FLUX POWER HOLDINGS, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2020

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements. The forward-looking statements are contained principally in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” below. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would,” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements include, among other things, statements relating to:

●	our ability to continue as a going concern;

●	our ability to secure sufficient funding and/or alternative sources of funding to support our current and proposed operations, which could be more difficult in light of the negative impact of the COVID-19 pandemic on investor sentiment and investing ability;

●	our anticipated growth strategies and our ability to manage the expansion of our business operations effectively;

●	our ability to maintain or increase our market share in the competitive markets in which we do business;

●	our ability to grow net revenue and increase our gross profit margin:

●	our ability to keep up with rapidly changing technologies and evolving industry standards, including our ability to achieve technological advances;

●	our dependence on the growth in demand for our products;

●	our ability to compete with larger companies with far greater resources than we have;

●	our continued ability to obtain raw materials and other supplies for our products at competitive prices and on a timely basis, particularly in light of the potential impact of COVID-19 on our suppliers and supply chain;

●	our ability to diversify our product offerings and capture new market opportunities;

●	our ability to source skilled labor, machinery, parts, and raw materials economically;

●	our ability to retain key members of our senior management;

●	our ability to continue to operate safely and efficiently during the COVID-19 outbreak: and

●	our dependence on our four major customers.

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

PART I - Financial Information

Item 1. Financial Statements

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020	June 30, 2019
	(Unaudited)
ASSETS

Current assets:
Cash	$106,000	$102,000
Accounts receivable	2,710,000	2,416,000
Inventories	5,140,000	3,813,000
Other current assets	741,000	371,000
Total current assets	8,697,000	6,702,000

Right of use asset	2,487,000	-
Other assets	185,000	158,000
Property, plant and equipment, net	397,000	346,000

Total assets	$11,766,000	$7,206,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$4,141,000	$2,483,000
Accrued expenses	1,206,000	858,000
Deferred revenue	11,000	-
Customer deposits	2,211,000	-
Due to factor	399,000	-
Short-term loans – related party	1,865,000	-
Line of credit - related party	11,591,000	6,405,000
Financing lease payable, current portion	37,000	29,000
Office lease payable, current portion	276,000	-
Accrued interest	434,000	571,000
Total current liabilities	22,171,000	10,346,000

Long term liabilities:
Financing lease payable, less current portion	-	29,000
Office lease payable, less current portion	2,355,000	-

Total liabilities	24,526,000	10,375,000

Stockholders’ deficit:

Preferred stock, $0.001 par value; 500,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 30,000,000 shares authorized; 5,108,407 and 5,101,580 shares issued and outstanding at March 31, 2020 and June 30, 2019, respectively	5,000	5,000
Common stock subscribed	105,000	-
Additional paid-in capital	37,292,000	35,902,000
Accumulated deficit	(50,162,000)	(39,076,000)
Total stockholders’ deficit	(12,760,000)	(3,169,000)

Total liabilities and stockholders’ deficit	$11,766,000	$7,206,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2020	2019	2020	2019
Net revenue	$5,051,000	$1,751,000	$10,585,000	$6,297,000
Cost of sales	4,402,000	1,690,000	9,461,000	5,968,000

Gross profit	649,000	61,000	1,124,000	329,000

Operating expenses:
Selling and administrative expenses	2,584,000	2,421,000	7,108,000	5,518,000
Research and development	1,527,000	1,364,000	3,888,000	2,892,000
Total operating expenses	4,111,000	3,785,000	10,996,000	8,410,000

Operating loss	(3,462,000)	(3,724,000)	(9,872,000)	(8,081,000)

Interest expense	(503,000)	(90,000)	(1,214,000)	(1,058,000)

Net loss	$(3,965,000)	$(3,814,000)	$(11,086,000)	$(9,139,000)

Net loss per share - basic and diluted	$(0.78)	$(0.75)	$(2.17)	$(2.23)

Weighted average number of common shares outstanding - basic and diluted	5,107,845	5,076,967	5,105,982	4,105,433

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(unaudited)

	Common Stock
	Shares	Capital Stock Amount	Additional Paid-in Capital	Common Stock Subscribed	Accumulated Deficit	Total
Balance at June 30, 2019	5,101,580	$5,000	$35,902,000	$-	$(39,076,000)	$(3,169,000)
				-
Issuance of common stock – exercised options	2,894	-	-	-	-	-
Stock based compensation	-	-	451,000	-	-	451,000
Net loss	-	-	-	-	(3,814,000)	(3,814,000)
Balance at September 30, 2019	5,104,474	5,000	36,353,000	-	(42,890,000)	(6,532,000)
Issuance of common stock - services	3,121	-	30,000	-	-	30,000
Stock based compensation	-	-	449,000	-	-	449,000
Net loss	-	-	-	-	(3,307,000)	(3,307,000)
Balance at December 31, 2019	5,107,595	5,000	36,832,000	-	(46,197,000)	(9,360,000)
Stock subscription agreement	-	-	-	105,000	-	105,000
Issuance of common stock – option exercises	812	-	4,000	-	-	4,000
Stock based compensation	-	-	456,000	-	-	456,000
Net loss	-	-	-	-	(3,965,000)	(3,965,000)
Balance at March 31, 2020	5,108,407	$5,000	$37,292,000	$105,000	$(50,162,000)	$(12,760,000)

	Common Stock
	Shares	Capital Stock Amount	Additional Paid-in Capital	Common Stock Subscribed	Accumulated Deficit	Total
Balance at June 30, 2018	3,106,003	$3,000	$19,224,000	$-	$(26,662,000)	$(7,435,000)
				-
Issuance of common stock – services	3,797	-	152,000	-	-	152,000
Warrant exchange for common stock	1,278	-	-	-	-	-
Stock based compensation	-	-	164,000	-	-	164,000
Net loss	-	-	-	-	(2,401,000)	(2,401,000)
Balance at September 30, 2018	3,111,078	3,000	19,540,000	-	(29,063,000)	(9,520,000)
Issuance of common stock - services	3,797	-	56,000	-	-	56,000
Issuance of common stock - private placement transactions, net	335,910	-	3,695,000	-	-	3,695,000
Issuance of Common Stock - Loan Conversion	1,579,724	2,000	10,083,000	-	-	10,085,000
Warrant exchange for common stock	2,435	-	-	-	-	-
Stock based compensation	-	-	243,000	-	-	243,000
Net loss	-	-	-	-	(2,924,000)	(2,924,000)
Balance at December 31, 2018	5,032,944	5,000	33,617,000	-	(31,987,000)	1,635,000
Issuance of common stock - services	3,797	-	51,000	-	-	51,000
Issuance of common stock - private placement transactions, net	63,346	-	697,000	-	-	697,000
Stock based compensation	-	-	1,086,000	-	-	1,086,000
Net loss	-	-	-	-	(3,814,000)	(3,814,000)
Balance at March 31, 2019	5,100,087	$5,000	$35,451,000	$-	$(35,801,000)	$(345,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(11,086,000)	$(9,139,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	94,000	54,000
Stock-based compensation	1,356,000	1,492,000
Stock issuance for services	30,000	259,000
Noncash interest expense	675,000	-
Noncash lease expense	219,000	-
Changes in operating assets and liabilities:
Accounts receivable	(294,000)	(51,000)
Inventories	(1,327,000)	(2,106,000)
Other current assets	(397,000)	(49,000)
Accounts payable	1,658,000	1,197,000
Accrued expenses	348,000	321,000
Due to factor	399,000	-
Deferred revenue	11,000	-
Accrued interest	434,000	980,000
Office lease payable	(75,000)	-
Customer deposits	2,211,000	(13,000)
Net cash used in operating activities	(5,744,000)	(7,055,000)

Cash flows from investing activities
Purchases of equipment	(145,000)	(144,000)
Net cash used in investing activities	(145,000)	(144,000)

Cash flows from financing activities:
Proceeds from the sale of common stock	4,000	4,393,000
Proceeds from common stock subscription	105,000	-
Repayment of line of credit - related party debt	-	(2,500,000)
Borrowings from short-term loan - related party debt	1,750,000	-
Borrowings from line of credit - related party debt	4,055,000	3,500,000
Principal payments of financing lease payable	(21,000)	-
Net cash provided by financing activities	5,893,000	5,393,000

Net change in cash	4,000	(1,806,000)
Cash, beginning of period	102,000	2,706,000

Cash, end of period	$106,000	$900,000

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

Initial recognition of right-of-use asset	$2,706,000	$-
Accrued interest converted into principal	$1,246,000	$-
Interest paid	$113,000	$-
Common stock issued for conversion of related party debt	$-	$8,475,000
Common stock issued for conversion of accrued interest	$-	$1,610,000
Stock issuance for services	$30,000	$259,000
Equipment purchase through capital lease	$-	$65,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

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

Nature of Business

Flux Power Holdings, Inc. (“Flux”) was incorporated in 1998 in the State of Nevada. On June 14, 2012, we changed our name to Flux Power Holdings, Inc. Flux’s operations are conducted through its wholly owned subsidiary, Flux Power, Inc. (“Flux Power”), a California corporation (collectively, the “Company”).

We design, develop, manufacture, and sell advanced rechargeable lithium-ion energy storage solutions for lift trucks, airport ground support equipment (“GSE”) and other industrial motive applications. Our “LiFT” battery packs, including our proprietary battery management system (“BMS”), provide our customers with a better performing, cheaper and more environmentally friendly alternative, in many instances, to traditional lead-acid and propane-based solutions.

We have received Underwriters Laboratory (“UL”) Listing on our Class 3 Walkie Pallet Jack (“Class 3 Walkie”) LiFT pack product line in 2016 and expect to finalize UL listing during calendar 2020 for our other product lines, which include Class 1 Counterbalance/Sit down/Ride-on (“Class 1 Ride-on”) LiFT packs, Class 2 Narrow Aisle LiFT packs, and Class 3 End Rider LiFT packs. We believe that a UL Listing demonstrates the safety, reliability and durability of our products and gives us an important competitive advantage over other lithium-ion energy suppliers. Our Class 3 Walkie LiFT packs have been approved for use by leading industrial motive manufacturers, including Toyota Material Handling USA, Inc., Crown Equipment Corporation, and Raymond Corporation.

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

NOTE 2 –GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred an accumulated deficit of $50,162,000 through March 31, 2020 and a net loss of $3,965,000 and $11,086,000 for the three and nine months ended March 31, 2020, respectively. To date, the Company’s revenues and operating cash flows have not been sufficient to sustain its operations and the Company has relied on debt and equity financing to fund its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the filing date of this Quarterly Report on Form 10-Q, May 12, 2020. As of March 31, 2020, the Company had a cash balance of $106,000 and will need to raise additional capital in the near future. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital on a timely basis until such time as revenues and related cash flows are sufficient to fund its operations. The ongoing COVID-19 pandemic may adversely impact our ability to raise capital under reasonable terms or at all.

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

On December 31, 2019, the promissory notes issued by the Company in connection with the Company’s line of credit with Esenjay Investments, LLS (“Esenjay”), a related party, Cleveland Capital L.P., a Delaware limited partnership and our minority stockholder (“Cleveland”), and six (6) additional lenders (together with Esenjay and Cleveland, the “Lenders”) were amended to (i) increase the maximum principal amount available under line of credit from $10,000,000 to $12,000,000, (ii) capitalize all accrued and unpaid interest to the principal amount as of December 31, 2019, and (iii) extend the maturity date from December 31, 2019 to June 30, 2020. In addition, on December 31, 2019, the Company granted a right to each of the Lenders to convert their respective promissory note under the line of credit into shares of the Company’s common stock at any time after the close of the next financing of the Company of at least $1,000,000 on or after December 31, 2019, and on or before the maturity date. The outstanding principal balance as of March 31, 2020 was $11,591,000 of which Esenjay has $6,566,000 outstanding, Cleveland has $2,204,000 outstanding, and other six (6) other lenders have an aggregate of $2,821,000 outstanding. (see Note 4-Credit Facility).

In connection with an outstanding loan from Cleveland to the Company in the principal amount of $1,000,000, the Company entered into a Fourth Amendment to the Unsecured Promissory Note dated December 3, 2019, to extend the maturity date from March 31, 2020 to April 30, 2020. Pursuant to a Fifth Amendment to the Unsecured Promissory Note dated April 30, 2020, the maturity date was subsequently amended to extend the maturity date to May 31, 2020. All accrued and unpaid interest as of March 31, 2020 was capitalized to the principal amount. The outstanding principal balance of the Cleveland Loan as of March 31, 2020 was $1,115,000. (see Note 4-Cleveland Loan).

On March 9, 2020, the Company and Esenjay entered into a convertible promissory note in the amount of $750,000 (the “Esenjay Convertible Note”). The Esenjay Convertible Note bears an interest rate of 15.0% per annum and indebtedness under such note is convertible into shares of common stock of the Company at any time upon consummation of an offering of equity securities of at least $1,000,000 before the maturity date. As of March 31, 2020, the outstanding principal balance was $750,000 (see Note 4-Esenjay Loan).

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

For the three months ended March 31, 2020 and 2019, basic and diluted weighted-average common shares outstanding were 5,107,845 and 5,076,967, respectively. For the nine months ended March 31, 2020 and 2019, basic and diluted weighted-average common shares outstanding were 5,105,982 and 4,105,433, respectively. The Company incurred a net loss for the three and nine months ended March 31, 2020 and 2019, and therefore, basic and diluted loss per share for the periods are the same because the inclusion of such shares were excluded from diluted weighted-average common shares outstanding during the period, as the inclusion of such shares would be anti-dilutive. The total potentially dilutive common shares outstanding at March 31, 2020 and 2019, excluded from diluted weighted-average common shares outstanding, which include common shares underlying outstanding stock options and warrants, were 581,996 and 592,311, respectively.

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

NOTE 4 - RELATED PARTY DEBT AGREEMENTS

Short-term loans

Esenjay Loan

On March 9, 2020, the Company and Esenjay entered into a certain convertible promissory note (“Esenjay Convertible Note”) pursuant to which Esenjay provided the Company with a loan in the principal amount of $750,000 (the “Esenjay Loan”). The Esenjay Convertible Note bears an interest rate of 15.0% per annum and is due on the earlier of: (i) June 30, 2020, unless extended pursuant to the terms thereunder, or (ii) an occurrence of an event of default. The outstanding obligations under the Esenjay Convertible Note are convertible into shares of common stock of the Company at the cash price per share of the equity securities paid by purchasers in the offering at any time upon consummation of an offering of equity securities of at least $1,000,000 before the maturity date. The outstanding principal balance of the Esenjay Loan as of March 31, 2020 was $750,000.

Cleveland Loan

On July 3, 2019, the Company entered into a loan agreement with Cleveland, pursuant to which Cleveland agreed to loan the Company $1,000,000 (the “Cleveland Loan”). In connection with the Cleveland Loan, on July 3, 2019, the Company issued Cleveland an unsecured short-term promissory in the amount of $1,000,000 (the “Unsecured Promissory Note”). The Unsecured Promissory Note bears an interest rate of 15.0% per annum and was originally due on September 1, 2019, unless repaid earlier from a percentage of proceeds from certain identified accounts receivable. In connection with the Cleveland Loan, the Company issued Cleveland a three-year warrant (the “Cleveland Warrant”) to purchase the Company’s common stock in a number equal to one-half percent (0.5%) of the number of shares of common stock outstanding after giving effect to the total number of shares of common stock to be sold in a contemplated public offering and with an exercise price equal to the per share public offering price. Effective September 1, 2019, the Company entered into that certain First Amendment to the Unsecured Promissory Note pursuant to which the maturity date was modified from September 1, 2019 to December 1, 2019 (the “Amendment”). In connection with the Amendment, the Company replaced the Cleveland Warrant with a certain Amended and Restated Warrant Certificate (the “Amended Warrant”). The Amended Warrant increased the warrant coverage from 0.5% to 1% of the number of shares of common stock outstanding after giving effect to the total number of shares of common stock sold in the next private or public offering (the “Offering”). In addition, the exercise price was also changed to equal the per share price of common stock sold in the Offering. Effective December 3, 2019, the Company entered into the Second Amendment to the Unsecured Promissory Note pursuant to which the maturity date was modified from December 1, 2019 to December 31, 2019. On December 31, 2019, the Company entered into the Third Amendment to the Unsecured Promissory Note pursuant to which the maturity date was modified from December 31, 2019 to March 31, 2020, and all accrued and unpaid interest as of December 31, 2019 was capitalized to the principal amount. On March 31, 2020, the Company entered into the Fourth Amendment to the Unsecured Promissory Note pursuant to which the maturity date was modified from March 31, 2020 to April 30, 2020, and all accrued and unpaid interest as of March 31, 2020 was capitalized to the principal amount. The outstanding principal balance of the Cleveland Loan as of March 31, 2020 was $1,115,000 (see Note 10).

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

The Original Agreement was amended, among other things, to (i) increase the maximum principal amount available under line of credit from $5,000,000 to $7,000,000 (“LOC”), (ii) add Cleveland as additional lender to the LOC pursuant to which each lender has a right to advance a pro rata amount of the principal amount available under the LOC, (iii) extend the maturity date from March 31, 2019 to December 31, 2019, and (iv) to provide for additional parties to become a “Lender” under the Amended and Restated Credit Facility Agreement. In connection with the LOC, on March 28, 2019 the Company issued a secured promissory note to Cleveland (the “Cleveland Note”), and an amended and restated secured promissory note to Esenjay which amended and superseded the secured promissory note dated March 22, 2018 (“Esenjay Note” and together with the Cleveland Note and other secured promissory notes to Lenders (the “Notes”). The Notes were issued for the principal amount of $7,000,000 or such lesser principal amount advanced by the respective Lender under the Amended and Restated Credit Facility Agreement. The Notes bear an interest of fifteen percent (15%) per annum and a maturity date of December 31, 2019. On October 10, 2019, the Company entered into a Second Amended and Restated Credit Facility Agreement and pursuant to which the Company further amended its line of credit and Notes to increase the maximum principal amount available under line of credit from $7,000,000 to $10,000,000. On December 31, 2019, the Company further amended the Notes to (i) increase the maximum principal amount available under line of credit from $10,000,000 to $12,000,000, (ii) capitalize all accrued and unpaid interest to the principal amount as of December 31, 2019, and (iii) extend the maturity date from December 31, 2019 to June 30, 2020. In addition, on December 31, 2019, the Company granted a right to each of the Lenders to convert their respective Note under the LOC into shares of the Company’s common stock at any time after the close of the next financing of the Company of at least $1,000,000 on or after December 31, 2019, and on or before the maturity date. The outstanding principal balance as of March 31, 2020 was $11,591,000 of which Esenjay has $6,566,000 outstanding, Cleveland has $2,204,000 outstanding, and other six (6) other lenders have an aggregate of $2,821,000 outstanding.

To secure the obligations under the Notes, Flux Power entered into an Amended and Restated Security Agreement dated March 28, 2019 with the Lenders (as amended, the “Amended Security Agreement”). The Amended Security Agreement amends and restates the Guaranty and Security Agreement dated March 22, 2018 by and between Esenjay and the Company, and added Cleveland and other Lenders as additional secured parties to the Amended Security Agreement and appointing Esenjay as collateral agent.

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

The factoring facility is for an initial term of twelve months and will renew on a year to year basis thereafter, unless terminated in accordance with the Factoring Agreement. The Company may terminate the Factoring Agreement at any time upon 60 days prior written notice and payment to CSNK of an early termination fee equal to 0.5% of the Maximum Credit multiplied by the number of months remaining in the current term. As of March 31, 2020, an outstanding balance of $399,000 was due to CSNK under the Factoring Agreement.

NOTE 6 - STOCKHOLDERS’ DEFICIT

2020 Private Placement of Common Stock

In March 2020, our Board of Directors approved the private placement for the Company to offer and sell up to $8,000,000 of its shares common stock, par value $0.001 per share at $4.00 price per share to selected accredited investors (the “2020 Offering”). On March 27, 2020, the Company received $105,000 from and signed its first Subscription Agreement with its initial accredited investor in the 2020 Offering. The $105,000 paid by the purchaser as of March 31, 2020 has been classified as Common Stock Subscribed on the balance sheet. Common stock issuable related to this subscription agreement, along with additional investments received was issued at the initial closing on April 22, 2020 (see Note 10).

2018 Private Placement of Common Stock

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

Warrant Activity

Warrant detail for the nine months ended March 31, 2020 is reflected below:

	Number of Warrants	Weighted Average Exercise Price Per Warrant	Remaining Contract Term (# years)
Warrants outstanding and exercisable at June 30, 2019	8,333	$20.00	0.25
Warrants issued	-	$-	-
Warrants exercised	-	$-	-
Warrants forfeited	(8,333)	$20.00	-
Warrants outstanding and exercisable at March 31, 2020	-	$-	-

Warrant detail for the nine months ended March 31, 2019 is reflected below:

	Number of Warrants	Weighted Average Exercise Price Per Warrant	Remaining Contract Term (# years)
Warrants outstanding and exercisable at June 30, 2018	174,079	$20.30	0.74
Warrants issued	-	$-	-
Warrants exercised	-	$-	-
Warrants exchanged	(165,746)	$20.30	-
Warrants forfeited	-	$-	-
Warrants outstanding and exercisable at March 31, 2019	8,333	$20.00	0.50

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

Activity in stock options during the nine months ended March 31, 2020, and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2019	580,171	$11.05	8.59
Granted	15,792	$8.87
Exercised	(5,249)	$4.68
Forfeited and cancelled	(8,718)	$12.56
Outstanding at March 31, 2020	581,996	$11.02	7.87
Exercisable at March 31, 2020	414,720	$10.65	7.53

Activity in stock options during the nine months ended March 31, 2019, and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2018	354,447	$8.30	8.87
Granted	247,896	$14.40
Exercised	-	$-
Forfeited and cancelled	(18,366)	$4.60
Outstanding at March 31, 2019	583,977	$11.00	8.78
Exercisable at March 31, 2019	266,919	$9.60	7.98

Stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and nine months ended March 31, 2020 and 2019, includes compensation expense for stock-based options and awards granted based on the grant date fair value. For options and awards granted, expenses are amortized under the straight-line method over the expected vesting period. Stock-based compensation expense recognized in the condensed consolidated statements of operations has been reduced for estimated forfeitures of options that are subject to vesting. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

At March 31, 2020, the aggregate intrinsic value of the exercisable options was $746,000.

The Company allocated stock-based compensation expense included in the condensed consolidated statements of operations for employee option grants and non-employee option grants as follows:

	For the Three Months Ended March 31		For the Nine Months Ended March 31,
	2020	2019	2020	2019
Research and development	$54,000	$225,000	$162,000	$256,000
General and administration	402,000	861,000	1,194,000	1,236,000
Total stock-based compensation expense	$456,000	$1,086,000	$1,356,000	$1,492,000

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. The fair value of stock options was measured at the grant date using the assumptions (annualized percentages) in the table below:

Nine months ended March 31,	2020	2019
Expected volatility	100.60%	111%
Risk free interest rate	1.73%	2.10%
Forfeiture rate	20.0%	20.0%
Dividend yield	0%	0%
Expected term (years)	5.56	5

The remaining amount of unrecognized stock-based compensation expense at March 31, 2020 relating to outstanding stock options, is approximately $1,321,000, which is expected to be recognized over the weighted average period of 1.44 years.

NOTE 7 - OTHER RELATED PARTY TRANSACTIONS

The Company subleased office and manufacturing space to Epic Boats (an entity founded and controlled by Chris Anthony, a former board member and former Chief Executive Officer) in the facility in Vista, California pursuant to a month-to-month sublease agreement. Pursuant to the month-to-month sublease agreement, Epic Boats paid Flux Power 10% of facility costs through the end of the Company’s lease agreement which was June 30, 2019. The month-to-month sublease agreement was terminated on June 30, 2019.

The Company received $5,000 and $15,000 for the three and nine months ended March 31, 2019 from Epic Boats under the month-to-month sublease agreement which is recorded as a reduction to rent expense and customer deposits. No fees were received by the Company from Epic Boats for the three and nine months ended March 31, 2020.

NOTE 8 - CONCENTRATIONS

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and unsecured trade accounts receivable. The Company maintains cash balances at a financial institution in San Diego, California. The Company’s cash balance at this institution is secured by the Federal Deposit Insurance Corporation up to $250,000. As of March 31, 2020, cash totaled approximately $106,000, which consists of funds held in a non-interest bearing bank deposit account. The Company has not experienced any losses in such accounts. Management believes that the Company is not exposed to any significant credit risk with respect to its cash.

Customer Concentrations

During the three months ended March 31, 2020, the Company had two major customers that each represented more than 10% of its revenues on an individual basis, and together represented approximately $3,373,000 or 67% of its total revenues. During the nine months ended March 31, 2020, the Company had three major customers that each represented more than 10% of its revenues on an individual basis, and together represented approximately $7,991,000 or 76% of its total revenues.

During the three months ended March 31, 2019, the Company had two major customers that each represented more than 10% of its revenues on an individual basis, and together represented approximately $1,017,000 or 59% of its total revenues. During the nine months ended March 31, 2019, the Company had four major customers that each represented more than 10% of its revenues on an individual basis, and together represented approximately $5,067,000 or 80% of its total revenues.

Suppliers/Vendor Concentrations

The Company obtains a limited number of components and supplies included in its products from a small group of suppliers. During the three months ended March 31, 2020 the Company had two suppliers that each represented more than 10% of its total purchases, on an individual basis, and together represented approximately $2,581,000 or 39% of its total purchases. During the nine months ended March 31, 2020 the Company had two suppliers that each represented more than 10% of its total purchases, on an individual basis, and together represented approximately $4,802,000 or 37% of its total purchases.

During the three months ended March 31, 2019, the Company had three suppliers who accounted for more than 10% of its total purchases, on an individual basis, and together represented approximately $1,735,000 or 67% of its total purchases. During the nine months ended March 31, 2019 the Company had three suppliers who accounted for more than 10% of its total purchases on an individual basis, and together represented approximately $5,117,000 or 63% of its total purchases

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

Operating Leases

On April 25, 2019 the Company signed a Standard Industrial/Commercial Multi-Tenant Lease (“Lease”) with Accutek to rent approximately 45,600 square feet of industrial space at 2685 S. Melrose Drive, Vista, California. The Lease has an initial term of seven years and four months, commencing on or about June 28, 2019. The lease contains an option to extend the term for two periods of 24 months, and the right of first refusal to lease an additional approximate 15,300 square feet. The monthly rental rate is $42,400 for the first 12 months, escalating at 3% each year.

On February 26, 2020, the Company entered into the First Amendment to Standard Industrial/Commercial Multi-Tenant Lease dated April 25, 2019 (the “Amendment”) with Accutek to rent an additional 16,309 rentable square feet of space plus a residential unit of approximately 1,230 rentable square feet (for a total of approximately 17,539 rentable square feet). The lease for the additional space commences 30 days following the delivery of the additional space, and terminates concurrently with the term for the current space, which expires on November 20, 2026. The additional space was made available for occupancy on April 1, 2020. The base rent for the additional space is the same rate as the space currently being rented under the terms of the Lease, $0.93 per rentable square (subject to 3% annual increase). In connection with the Amendment, the Company purchased certain existing office furniture for a total purchase price of $8,300.

Total rent expense was approximately $160,000 and $458,000 for the three months and nine months ended March 31, 2020, respectively, net of sublease income.

Total rent expense was approximately $41,000 and $123,000 for the three months and nine months ended March 31, 2019, respectively, net of sublease income.

The Future Minimum Lease Payments are:

Three months period ending 6/30/2020	$127,000
2021	393,000
2022	496,000
2023	513,000
2024	572,000
Thereafter	1,454,000
Total Future Minimum Lease Payments	3,555,000
Less: discount	(924,000)
Total lease liability	$2,631,000

NOTE 10 - SUBSEQUENT EVENTS

COVID-19

The recent outbreak of the coronavirus, COVID-19, which on March 10, 2020, has been declared by the World Health Organization to be a pandemic has spread across the globe and is impacting worldwide economic activity. A pandemic, including COVID-19 or other public health epidemic, poses the risk that the Company or its employees, contractors, customers, suppliers, third party shipping carriers, government and other partners may be prevented from or limited in their ability to conduct business activities for an indefinite period of time, including due to the spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. While it is not possible at this time to estimate the impact that COVID-19 could have on the Company’s business, the continued spread of COVID-19 and the measures taken by the governments of states and countries affected could disrupt, among other things, the supply chain and the manufacture or shipment of the Company’s products. On March 19, 2020, the governor of California, the state where the Company’s facility is located, issued statewide stay-at-home orders for non-essential workers to help combat the spread of COVID-19. The Company is deemed to be an essential business consistent with announcements by Forklift OEMs and related supply chain, who support the logistics industry, critical to delivering food and supplies during COVID-19 crisis and the Company has instituted processes, policies and workplace procedures in an effort to keep our workers safe while productive. The Company’s manufacturing operations may be subject to closure or shut down due to the spread of the disease within the Company’s production employees, or as part of a larger scale government recommendation or mandate. Any disruption in the Company’s manufacturing operations would have a material adverse effect on the Company’s business and would impede the Company’s ability to manufacture and ship products to its customers in a timely manner, or at all. The effect of the COVID-19 pandemic and its associated restrictions may adversely impact many aspects of the Company’s business, including customer demand, the length of its sales cycles, disruptions in its supply chain, lower the operating efficiencies at its facility, worker shortages and declining staff morale, and other unforeseen disruptions. The demand for the Company’s products may significantly decline as COVID-19 continues to spread and as its customers suffer losses in their businesses. The supply of the Company’s raw materials and its supply chain may be disrupted and adversely impacted by the pandemic. The occurrence of any of the foregoing events and their adverse effect on capital markets and investor sentiment may adversely impact the Company’s ability to raise capital when needed or on terms favorable to it and its stockholders to fund its operations, which could have a material adverse effect on its business, financial condition and results of operations. The extent to which the COVID-19 outbreak impacts the Company’s results, its effect on near or long-term value of its share price will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

In January 2020, we received a $4,680,000 order for additional airport GSE batteries from an existing global airline customer. Due to the COVID-19 crisis and its effect to the airline segment, the customer requested that the order to be reduced to approximately $2,700,000 and be delivered in monthly shipments up to November 2020.

2020 Private Placement

On April 22, 2020, the Company sold and issued an aggregate of 66,250 shares of common stock, at $4.00 per share, for an aggregate purchase price of $265,000 in cash to two (2) accredited investors (the “Offering”). The shares offered and sold in the Offering have not been registered under the Securities Act of 1933, as amended (“Securities Act”), and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act. The shares were offered and sold to the accredited investors in reliance upon exemptions from registration pursuant to Rule 506(b) of Regulation D promulgated under Section 4(a)(2) under the Securities Act.

Cleveland Loan

On April 30, 2020, in connection with the outstanding loan from Cleveland to the Company in the principal amount of $1,115,000, the Company entered into the Fifth Amendment to the Unsecured Promissory Note to extend the maturity date from April 30, 2020 to May 31, 2020. All accrued and unpaid interest as of April 30, 2020 was capitalized to the principal amount.

Paycheck Protection Program

On May 1, 2020, the Company applied for and received a loan from the Bank of America, NA (the “Lender”) in the aggregate principal amount of $1,297,083 (the “Loan”) pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Loan is evidenced by a promissory note dated May 1, 2020, issued by the Company to the Lender (the “Note”). The Loan has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The Company received the funds on or around May 4, 2020. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Proceeds from the Loan are available to the Company to fund designated expenses, and the Company intends to use the entire Loan for the qualifying expenses, including certain payroll costs, group health care benefits and other permitted expenses, in accordance with the PPP. Under the terms of the PPP, subject to specific limitations, up to the entire amount of principal and accrued interest may be forgiven to the extent Loan proceeds are used for sum of qualifying and documented expenses such as payroll costs, covered rent payments, and covered utilities during the eight-week period that begins on the date the lender makes the first disbursement to the Company as described in the CARES Act and applicable implementing guidance issued by the U.S. Small Business Administration under the PPP. The Company intends to use the entire Loan amount for designated qualifying expenses and to apply for forgiveness of the Loan in accordance with the terms of the PPP. No assurance can be given that the Company will obtain forgiveness of the Loan in whole or in part.

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

Recent Developments

Expanding Product Line with Larger, Higher Value Solutions. We have been shipping of our new larger, more powerful and higher cost LiFT Packs for Class 1 counterbalance trucks. , Class 2 Narrow Aisle and Class 3 End Rider forklifts We continue to achieve UL Listings on all major product lines, including equipment manufacturer approvals.

Airport Ground Support Equipment (GSE) Battery Pipeline. In January 2020, we received a $4,680,000 order for additional airport GSE batteries from an existing global airline customer. Due to the COVID-19 crisis and its effect to the airline segment, the customer requested that the order to be reduced to approximately $2,700,000 and be delivered in monthly shipments up to November 2020.

Additional Product Line with Stationary Storage Batteries. In December 2019, the Company received an order for approximately $800,000 from a solar company that sells standalone Electric Vehicle (EV) charging stations. The battery packs are used as stationary power storage for the EV charging stations. As of March 31, 2020, $240,000 of the order has been delivered.

The Company’s status during COVID-19 Crisis: The Company is deemed to be an essential business consistent with announcements by Forklift OEMs and related supply chain, who support the logistics industry, critical to delivering food and supplies during COVID-19 crisis. The Company has instituted processes, policies and workplace procedures in an effort to keep our workers safe while productive. Given the many unknown aspects of the virus, the Company may need to adapt its operations in the months ahead.

Segment and Related Information

We operate as a single reportable segment.

Results of Operations and Financial Condition

The following table represents our unaudited condensed consolidated statement of operations for the three months ended March 31, 2020 (“Q3 2020”) and March 31, 2019 (“Q3 2019”).

	Three Months Ended March 31,
	2020		2019
	$	% of Revenues	$	% of Revenues

Net revenue	$5,051,000	100%	$1,751,000	100%
Cost of sales	4,402,000	87%	1,690,000	97%
Gross profit	649,000	13%	61,000	3%

Operating expenses:
Selling and administrative expenses	2,584,000	51%	2,421,000	138%
Research and development	1,527,000	30%	1,364,000	78%
Total operating expenses	4,111,000	81%	3,785,000	216%

Operating loss	(3,462,000)	-68%	(3,724,000)	-213%

Other income (expense):
Interest expense, net	(503,000)	-10%	(90,000)	-5%

Net loss	$(3,965,000)	-78%	$(3,814,000)	-218%

Revenues

Revenues for the quarter ended March 31, 2020, increased by $3,300,000 or 188% to $5,051,000, compared to $1,751,000 for the quarter ended March 31, 2019. This substantial increase in revenue was directly attributable to the increase in battery pack sales across several of the different series of batteries.

Cost of Sales

Cost of sales for the quarter ended March 31, 2020, increased by $2,712,000, or 160%, to $4,402,000 compared to $1,690,000 for the quarter ended March 31, 2019. The increase in cost of sales is directly related to the substantial increase in sales as discussed above. Cost of sales as a percent of revenue for the quarter ended March 31, 2020 was 87% compared to 97% for the same period last year. We expect to increase our gross margin as a result of our current gross margin improvement initiative driving reduced material costs, simplified component designs, decrease in labor expense, and decrease in warranty expense.

Selling and Administrative Expenses

Selling and administrative expenses for the quarter ended March 31, 2020 increased by $163,000 or 7%, to $2,584,000 compared to $2,421,000 for the quarter ended March 31, 2019. The increase is primarily attributable to increases in stock-based compensation, payroll costs related to additional new hires, and rent expenses associated with our new facility.

Research and Development Expense

Research and development expenses for the quarter ended March 31, 2020 increased by $163,000 or 12%, to $1,527,000 compared to $1,364,000 for the quarter ended March 31, 2019. Such expenses consist primarily of materials, supplies, salaries and personnel related expenses, testing costs, consulting costs, and other expenses associated with the continued development of our packs, as well as, research into new product opportunities. The increase in expenses was primarily due to additional headcount. We anticipate research and development expenses will remain a significant portion of our expenses as we continue to develop and add new and improved products to our product line-up.

Interest Expense

Interest expense for the quarter ended March 31, 2020 increased by $413,000 or 459% to $503,000 compared to $90,000 for the quarter ended March 31, 2019. Interest expense consist primarily of interest expense related to our outstanding lines of credit and convertible promissory note. (see Note 4 to the condensed consolidated financial statements).

Net Loss

Net loss for the quarter ended March 31, 2020 increased by $151,000 or 4%, to $3,965,000 as compared to $3,814,000 for the quarter ended March 31, 2019. The increase is primarily attributable to increased research and development costs, selling and administrative expenses, and increased interest expense, partially offset by improved gross profit.

The following table represents our unaudited condensed consolidated statement of operations for the nine months ended March 31, 2020 and March 31, 2019.

	Nine months ended March 31,
	2020		2019
	$	% of Revenues	$	% of Revenues

Net revenues	$10,585,000	100%	$6,297,000	100%
Cost of sales	9,461,000	89%	5,968,000	95%
Gross profit	1,124,000	11%	329,000	5%

Operating expenses:
Selling and administrative expenses	7,108,000	67%	5,518,000	88%
Research and development	3,888,000	37%	2,892,000	46%
Total operating expenses	10,996,000	104%	8,410,000	134%

Operating loss	(9,872,000)	-93%	(8,081,000)	-129%

Other income (expense):
Interest expense, net	(1,214,000)	-11%	(1,058,000)	-17%

Net loss	$(11,086,000)	-104%	$(9,139,000)	-146%

Revenues

Revenues for the nine months ended March 31, 2020, increased by $4,288,000 or 68%, to $10,585,000 compared to $6,297,000 for the nine months ended March 31, 2019. This substantial increase in revenue was directly attributable to the increase in battery pack sales across several of the different series of batteries as we continue to add new product lines.

Cost of Sales

Cost of sales for the nine months ended March 31, 2020, increased by $3,493,000, or 59%, to $9,461,000 compared to $5,968,000 for the nine months ended March 31, 2019. The increase in cost of sales is directly related to the substantial increase in sales as discussed above. Cost of sales as a percent of revenue for the nine months ended March 31, 2020 was 89%, a decreased of 6% compared to 95% for the same period last year. The decrease in cost of sales as a percent of revenue is directly related the Company’s gross margin improvement initiative that has resulted in reductions in material costs, simplified component design, and reduced warranty expense per pack.. We expect continued improvements to the gross margin as a result of the initiative.

Selling and Administrative Expenses

Selling and administrative expenses for the nine months ended March 31, 2020 increased by $1,590,000 or 29%, to $7,108,000 compared to $5,518,000 for the nine months ended March 31, 2019. The increase is primarily attributable to increases in stock-based compensation, payroll costs related to additional new hires, and rent expenses associated with our new facility.

Research and Development Expense

Research and development expenses for the nine months ended March 31, 2020 increased by $996,000 or 34%, to $3,888,000 compared to $2,892,000 for the nine months ended March 31, 2019. Such expenses consist primarily of materials, supplies, salaries and personnel related expenses, testing costs, consulting costs, and other expenses associated with the continued development of our packs, as well as, research into new product opportunities. The increase in expenses was primarily due to the UL listing expenses and additional headcount. We anticipate research and development expenses will remain a significant portion of our expenses as we continue to develop and add new and improved products to our product line-up.

Interest Expense

Interest expense for the nine months ended March 31, 2020 increased by $156,000 or 15% to $1,214,000 compared to $1,058,000 for the nine months ended March 31, 2019. Interest expense consist primarily of interest expense related to our outstanding lines of credit and convertible promissory note. Also included in interest expense during the nine months ended March 31, 2019 is additional interest expense of approximately $466,000 agreed to be paid under the Early Conversion Agreement with Esenjay pursuant to which as well as origination fees of $25,000 for the shareholder lines of credit (see Note 4 to the condensed consolidated financial statements).

Net Loss

Net loss for the nine months ended March 31, 2020 increased by $1,947,000 or 21%, to $11,086,000 as compared to $9,139,000 for the nine months ended March 31, 2019. The increase is primarily attributable to increased research and development costs, selling and administrative expenses, and interest expense, partially offset by improved gross profit.

Liquidity and Capital Resources

Overview

As of March 31, 2020, we had a cash balance of $106,000 and an accumulated deficit of $50,162,000. We do not have sufficient liquidity and capital resources to fund planned operations for the twelve months following the filing date of this Quarterly Report. The Company is working on securing additional capital from a variety of current and new sources including, but not limited to, working capital line of credit facilities, private placements of convertible debt and/or equity securities and public offerings of our equity. See “Future Liquidity Needs” below.

Cash Flows

Operating Activities

Our operating activities resulted in net cash used in operations of $5,744,000 during the nine months ended March 31, 2020, compared to net cash used in operations of $7,055,000 during the nine months ended March 31, 2019. The primary reason for the decrease in net cash used in operations was a lower increase in inventory on hand, additional due to factor, accounts payable and significant customer deposits, partially offset by increase in net loss as adjusted for noncash operating activities and a decrease in accrued interest.

Investing Activities

Net cash used in investing activities during the nine months ended March 31, 2020 consists of the purchase of office equipment for $145,000.

Net cash used in investing activities during the nine months ended March 31, 2019 consists of the purchase of office equipment, primarily computer related, for $144,000.

Financing Activities

Net cash provided by financing activities during the nine months ended March 31, 2020 was $5,893,000 and consisted primarily of proceeds from the lines of credit and a short-term loan.

Net cash provided by financing activities during the nine months ended March 31, 2019 was $5,393,000 and consisted of proceeds from the sale of common stock and proceeds from the line of credit.

Future Liquidity Needs

We have evaluated our expected cash requirements over the next twelve months, which include, but are not limited to, investments in additional sales and marketing and product development resources, capital expenditures, and working capital requirements and have determined that our existing cash resources are not sufficient to meet our anticipated needs during the next twelve months, and that additional financing is required to support current operations. Based on our current and planned levels of expenditures, we need to raise significant cash in the near future to fund current and planned operations until such time as revenues and related cash flows become sufficient to support our operating costs. In addition to raising additional capital, the Company has a gross margin improvement initiative in place to improve cash flow from operations. The initiative includes design optimization, improved vendor pricing, lower cost electronic boards for the battery management system, a total redesign of the end rider battery pack, and labor cost reductions.

We intend to continue to seek capital through the sale of equity securities, working capital line of credit facilities, private placements of convertible debt and/or equity securities and public offerings of our equity. The Amended and Restated Credit Facility Agreement was amended on October 10, 2019 and December 31, 2019 to increase the line of credit from $7,000,000 to $10,000,000 and $12,000,000, respectively. On March 9, 2020, the Company entered into a convertible promissory note (“Esenjay Convertible Note”) with Esenjay, pursuant to which Esenjay agreed to loan the Company $750,000 (the “Esenjay Loan”). The Esenjay Convertible Note bears an interest rate of 15.0% per annum and is due on the earlier of: (i) June 30, 2020, unless extended pursuant to the terms thereof, or (ii) an occurrence of an event of default. The outstanding obligations under the Esenjay Convertible Note are convertible into shares of common stock of the Company at any time upon consummation of an offering of equity securities of at least $1,000,000 before the maturity date. On July 3, 2019, the Company entered into a loan agreement with Cleveland, pursuant to which Cleveland agreed to loan the Company $1,000,000 (the “Cleveland Loan”) as evidenced by an unsecured promissory note (“Cleveland Note”) which was originally due on September 1, 2019. The Cleveland Note has been subsequently amended from time to time to extend the maturity date. The current maturity date for the Cleveland Note is May 31, 2020. As of March 31, 2020, the principal amount outstanding under the Second Amended and Restated Credit Facility Agreement was $11,591,000 and the principal amount outstanding under the Cleveland Loan and Esenjay Loan was $1,115,000 and $750,000, respectively.

In May 2020, the Company applied for and received a loan from the Bank of America, NA (the “Lender”) in the aggregate principal amount of $1,297,083 (the “Loan”) pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Loan is evidenced by a promissory note dated May 1, 2020, issued by the Company to the Lender (the “Note”). The Loan has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The Company received the funds on or around May 4, 2020. Proceeds from the Loan are available to the Company to fund designated expenses, and the Company intends to use the entire Loan for the qualifying expenses, including certain payroll costs, group health care benefits and other permitted expenses, in accordance with the PPP. Under the terms of the PPP, subject to specific limitations, up to the entire amount of principal and accrued interest may be forgiven to the extent Loan proceeds are used sum of for qualifying an documented expenses such as payroll costs, covered rent payments, and covered utilities during the eight-week period that begins on the date the lender makes the first disbursement to the Company as described in the CARES Act and applicable implementing guidance issued by the U.S. Small Business Administration under the PPP. The Company intends to use the entire Loan amount for designated qualifying expenses and to apply for forgiveness of the Loan in accordance with the terms of the PPP. No assurance can be given that the Company will obtain forgiveness of the Loan in whole or in part.

Although management believes that the additional required funding will be obtained, there is no guarantee we will be able to obtain the additional required funds in the future or that funds will be available on terms acceptable to us. The ongoing COVID-19 pandemic may adversely impact our ability to raise capital under reasonable terms or at all. If such funds are not available, management will be required to reduce the Company’s operating budget, curtail investments in sales and marketing and product development, and reduce capital expenditures, all of which will have a material adverse effect on our future cash flows and results of operations, and our ability to continue operating as a going concern.

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

None.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based on the management’s assessment and review of our financial statements and results for the three and nine months ended March 31, 2020, we have concluded that our disclosure controls and procedures were effective for purposes stated above.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the nine months ended March 31, 2020 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our business is vulnerable to a near-term severe impact from the COVID-19 outbreak, and the continuation of the pandemic could have a material adverse impact on our operations and financial condition.

The recent outbreak of the coronavirus, COVID-19, which on March 10, 2020, has been declared by the World Health Organization to be a pandemic has spread across the globe and is impacting worldwide economic activity. A pandemic, including COVID-19 or other public health epidemic, poses the risk that we or our employees, contractors, customers, suppliers, third party shipping carriers, government and other partners may be prevented from or limited in their ability to conduct business activities for an indefinite period of time, including due to the spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. While it is not possible at this time to estimate the impact that COVID-19 could have on our business, the continued spread of COVID-19 and the measures taken by the governments of states and countries affected could disrupt, among other things, the supply chain and the manufacture or shipment of our products. On March 19, 2020, the governor of California, the state where our facility is located, issued statewide stay-at-home orders for non-essential workers to help combat the spread of COVID-19. The Company is deemed to be an essential business consistent with announcements by Forklift OEMs and related supply chain, who support the logistics industry, critical to delivering food and supplies during COVID-19 crisis and we have instituted processes, policies and workplace procedures in an effort to keep our workers safe while productive. Our manufacturing operations may be subject to closure or shut down due to the spread of the disease within our production employees, or as part of a larger scale government recommendation or mandate. Any disruption in our manufacturing operations would have a material adverse effect on our business and would impede our ability to manufacture and ship products to our customers in a timely manner, or at all. The effect of the COVID-19 pandemic and its associated restrictions may adversely impact many aspects of our business, including customer demand, the length of our sales cycles, disruptions in our supply chain, lower the operating efficiencies at our facility, worker shortages and declining staff morale, and other unforeseen disruptions. The demand for our products may significantly decline as COVID-19 continues to spread and as our customers suffer losses in their businesses. The supply of our raw materials and our supply chain may be disrupted and adversely impacted by the pandemic. The occurrence of any of the foregoing events and their adverse effect on capital markets and investor sentiment may adversely impact our ability to raise capital when needed or on terms favorable to us and our stockholders to fund our operations, which could have a material adverse effect on our business, financial condition and results of operations. The extent to which the COVID-19 outbreak impacts our results, its effect on near or long-term value of our share price will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 22, 2020, the Company sold and issued an aggregate of 66,250 shares of common stock, at $4.00 per share, for an aggregate purchase price of $265,000 in cash to two (2) accredited investors (the “Offering”). The shares offered and sold in the Offering have not been registered under the Securities Act of 1933, as amended (“Securities Act”), and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act. The shares were offered and sold to the accredited investors in reliance upon exemptions from registration pursuant to Rule 506(b) of Regulation D promulgated under Section 4(a)(2) under the Securities Act.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

The following exhibits are filed as part of this Report

ExhibitNo.	Description

10.1	First Amendment to Standard Industrial/Commercial Multi Tenant Lease (1)

10.2	Convertible Promissory Note (Esenjay) (2)

10.3	Fourth Amendment to the Unsecured Promissory Note - Cleveland Capital, L.P.(3)

31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.*

31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.*

32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.*

32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

(1)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on March 5, 2020.
(2)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on March 13, 2020.
(3)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on April 3, 2020.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Flux Power Holding, Inc.

Date: May 12, 2020	By:	/s/ Ronald F. Dutt
	Name:	Ronald F. Dutt
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Charles A. Scheiwe
	Name:	Charles A. Scheiwe
	Title:	Chief Financial Officer (Principal Financial Officer)

