Form 10-K
period 2020-06-30
Flux Power Holdings, Inc.
filed 2020-09-28
CIK 1083743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-31543

FLUX POWER HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	86-0931332
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

2685 S. Melrose Drive, Vista, California	92081
(Address of principal executive offices)	(Zip Code)

877-505-3589

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	FLUX	NASDAQ Capital Stock

Securities registered pursuant to Section 12(g) of the Act: None

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
(Do not check if a smaller reporting company)
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

Yes [  ] No [X]

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of December 31, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $11,630,000.

The number of shares of registrant’s common stock outstanding as of September 25, 2020 was 11,419,737.

Documents incorporated by reference: None.

FLUX POWER HOLDINGS, INC.

FORM 10-K ANNUAL REPORT

For the Fiscal Year Ended June 30, 2020

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Description of Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” below. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would,” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. You should read these factors and the other cautionary statements made in this report and in the documents we incorporate by reference into this report as being applicable to all related forward-looking statements wherever they appear in this report or the documents we incorporate by reference into this report. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements include, among other things, statements relating to:

●	our ability to continue as a going concern;

●	our ability to secure sufficient funding and alternative source of funding to support our current and proposed operations, which could be more difficult in light of the negative impact of the COVID-19 pandemic on investor sentiment and investing ability;

●	our anticipated growth strategies and our ability to manage the expansion of our business operations effectively;

●	our ability to maintain or increase our market share in the competitive markets in which we do business;

●	our ability to grow net revenue and increase our gross profit margin;

●	our ability to keep up with rapidly changing technologies and evolving industry standards, including our ability to achieve technological advances;

●	our dependence on the growth in demand for our products;

●	our ability to compete with larger companies with far greater resources than we have;

●	our continued ability to obtain raw materials and other supplies for our products at competitive prices and on a timely basis, particularly in light of the potential impact of the COVID-19 pandemic on our suppliers and supply chain;

●	our ability to diversify our product offerings and capture new market opportunities;

●	our ability to source our needs for skilled labor, machinery, parts, and raw materials economically;

●	our ability to retain key members of our senior management;

●	our ability to continue to operate safely and effectively during the COVID-19 pandemic; and

●	our dependence on our four major customers.

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

PART I

ITEM 1 – BUSINESS

Overview

We design, develop, manufacture, and sell advanced rechargeable lithium-ion energy storage solutions for lift trucks, and other industrial equipment including airport ground support equipment (“GSE”), energy storage for solar applications, and industrial robotic applications. Our “LiFT Pack” battery packs, including our proprietary battery management system (“BMS”), provide our customers with a better performing, lower cost of ownership, and more environmentally friendly alternative, in many instances, to traditional lead acid and propane-based solutions.

We have received Underwriters Laboratory (“UL”) Listing on our Class 3 Walkie Pallet Jack LiFT Pack product line and our Class 1 Counterbalance/Sit-down/Ride-on LiFT Packs. Our Class 2 Narrow Aisle LiFT Packs are currently undergoing UL testing, and we intend to schedule our Class 3 End Rider LiFT Pack for testing in the coming months. We believe that a UL Listing demonstrates the safety, reliability and durability of our products and gives us an important competitive advantage over other lithium-ion energy suppliers. Many of our LiFT Packs have been approved for use by leading industrial motive manufacturers, including Toyota Material Handling USA, Inc., Crown Equipment Corporation, and The Raymond Corporation.

Within our industrial market segments, we believe that our LiFT Pack solutions provide cost and performance benefits over existing lead acid power products including:

●	longer operation and more shifts with fewer batteries;

●	reduced energy and maintenance costs;

●	faster recharging; and

●	longer lifespan.

Additionally, the toxic nature of lead acid batteries presents significant safety and environmental issues as they are subject to Environmental Protection Agency lead acid battery reporting requirements, may create an environmental hazard in the event of a cell breach, and emit combustible gases during charging.

As a result of the advantages lithium-ion battery technology provide over lead acid batteries, we have experienced significant growth in our business. We believe the industry is at the early stage of a trend toward the adoption of lithium-ion technology to displace lead acid and propane-based energy storage solutions, and based on North American sales data from the Industrial Truck Association (“ITA”), we estimate the market to be a multi-billion dollar per year opportunity.

Critical to our success is our innovative and proprietary versatile power BMS that both optimizes the performance of our LiFT Packs and provides a platform for adding new battery pack features, including customized telemetry (pack data available anytime, anywhere) for customers. The BMS serves as the brain of the battery pack, managing cell balancing, charging, discharging, monitoring and communication between the pack and the forklift.

Our engineers design, develop, test, and service our products. We source our battery cells from multiple suppliers in China and the remainder of the components primarily from vendors in the United States. Final assembly, testing and shipping of our products is done from our ISO 9001 certified facility in Vista, California, which includes three assembly lines.

Recent Corporate Transactions

Equity Financings

On August 14, 2020, we priced an underwritten public offering of our common stock, and as a result of this equity offering and our compliance with other listing requirements, shares of our common stock commenced trading on The NASDAQ Capital Market under the symbol “FLUX.” Prior to the listing on The NASDAQ Capital Market, our common stock was quoted on the OTCQB. On August 18, 2020, we closed this underwritten offering which represented 3,099,250 shares of our common stock at a public offering price of $4.00 per share for gross proceeds of approximately $12.4 million to us prior to deducting underwriting discounts and commissions and offering expenses payable by us, and included the full exercise of the underwriters’ over-allotment option. The shares of common stock offered by us through this underwritten offering were offered pursuant to a registration statement on Form S-1 (File No. 333-231766), which was declared effective by the United States Securities and Exchange Commission on August 12, 2020.

On July 24, 2020, we sold and issued an aggregate of 800,000 shares of common stock, at $4.00 per share, for an aggregate purchase price of $3,200,000 in cash to accredited investors in a private placement.

Debt Transactions

On July 9, 2020, we made a payment to Cleveland Capital, L.P., a Delaware limited partnership (“Cleveland”), in the amount of $200,000 as a partial payment of the outstanding principal balance under a loan for $1,000,000 (the “Cleveland Loan”). On July 27, 2020, in connection with the outstanding loan from Cleveland to us in the principal amount of $1,157,000, we entered into the Eighth Amendment to the Unsecured Promissory Note which extended the maturity date from July 31, 2020 to August 31, 2020, and capitalized all accrued and unpaid interest as of July 27, 2020 to the principal amount (the Eighth Amendment and together with the Original Note and all other previous Amendments, the “Cleveland Note”). All accrued and unpaid interest as of July 27, 2020 was capitalized to the principal amount. On August 19, 2020, we paid Cleveland the entire remaining principal balance due under the Cleveland Loan, together with all accrued interest payable as of August 19, 2020, in an aggregate amount of approximately $978,000.

In connection with a note originally issued to Esenjay Investments, LLC (“Esenjay”), an entity that is a principal stockholder and also controlled and solely owned by our director, Michael Johnson, for a loan in the principal amount of $1,400,000 (“Esenjay Note”), on July 22, 2020, one individual, who became a note holder pursuant to the assignment of such note to the note holder, elected to convert $400,000 in principal, into 100,000 shares of common stock at $4.00 per share.

In August 2020, we made an aggregate payment of $1,000,000 to some of Lenders, including $600,000 to Esenjay, as partial repayment of outstanding principal under the notes (the “Notes”) issued in connection witht a secured line of credit for up to $12,000,000 (“LOC”). On August 31, 2020, we entered into a certain Third Amended and Restated Credit Facility relating to the LOC to (i) extend the maturity date from December 31, 2020 to September 30, 2021, and (ii) to include outstanding obligations for an aggregate amount of approximately $564,000, consisting of $500,000 in principal and approximately $64,000 in accrued interest, under the Esenjay Note, into the LOC. As of August 31, 2020, there was approximately $4,396,000 in principal outstanding, of which $884,000 is due to Esenjay and approximately $7,604,000 available for future draws. See “ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE”

DESCRIPTION OF OUR BUSINESS

Our Business

We have leveraged our experience in lithium-ion technology to design and develop a suite of LiFT Pack product lines that we believe provide attractive solutions to customers seeking an alternative to lead acid and propane-based power products. We believe that the following attributes are significant contributors to our success:

Engineering and integration experience in lithium-ion for motive applications: We have been developing lithium-ion applications for the advanced energy storage market since 2010, starting with products for automotive electric vehicle manufacturers. We believe our experience enables us to develop superior solutions as we have sold over 7,000 packs in the field to customers.

UL Listing: We launched our Class 3 Walkie LiFT Pack product line in 2014 and obtained UL Listing for all three different power configurations in January 2016. We have also obtained UL Listing for our Class 1 LiFT Pack and our Class 2 LiFT Pack is in process, with our Class 3 End Rider to follow subsequently. We believe this UL Listing gives us a significant competitive advantage and provides assurance to customers that our technology has been rigorously tested by an independent third party and determined to be safe, durable and reliable.

Original equipment manufacturer (OEM) approvals: Our Class 3 Walkie LiFT Packs have been tested and approved for use by Toyota Material Handling USA, Inc., Crown Equipment Corporation, and The Raymond Corporation, among the top global lift truck manufacturers by revenue according to Material Handling & Logistics. We also provide a “private label” Class 3 Walkie LiFT Pack to a major forklift OEM.

Broad product offering and scalable design: We offer LiFT Packs for use in a variety of industrial motive applications. We believe that our modular and scalable design enables us to optimize design, inventory, and part count to accommodate natural product extensions of our products to meet customer requirements. Based on our Class 3 Walkie LiFT Pack design, we have expanded our product lines to include Class 1 Ride-on and 3 Wheel Class 2 Narrow Aisle & Turret Truck, Class 3 End Rider LiFT Pack product lines as well as airport GSE Packs. Natural product extensions, based on our modular, scalable designs, recently include solar backup power for electric vehicle (“EV”) mobile charging stations and robotic warehouse equipment.

Significant advantages over lead acid and propane solutions: We believe that lithium-ion battery systems have significant advantages over existing technologies and will displace lead acid batteries and propane-based solutions, in most applications. Relative to lead acid batteries, such advantages include environmental benefits, no water maintenance, faster charge times, greater cycle life, longer run times, and less energy used that provide operational and financial benefits to customers. Compared to propane solutions, lithium-ion systems avoid the generation of exhaust emissions and associated odor and environmental contaminates, and maintenance of an internal combustion engine, which has substantially more parts subject to wear than an electric motor.

Proprietary Battery Management System: We have developed our “next generation” versatile BMS that is currently being rolled out into our full product lines and which provides significant product features for improved customer productivity. Our BMS serves as the brain of the battery pack, managing cell balancing, charging, discharging, monitoring and communication between the pack and the forklift. Our BMS is specifically designed for the industrial motive application environment and is adaptable to meet custom requirements. Our BMS also enables ongoing feature development for reduced cost and higher performance.

Our Products

We have developed, tested, and sold our LiFT Packs for use in a broad range of lift trucks, including Class 3 Walkie and End Riders, Class 2 Narrow Aisle, and Class 1 Ride-on, as well as for airport GSE. Within each of these product segments, there is a range of power and equipment variations. Our LiFT Packs fit most of these variations, with only minor modifications needed to fit the remaining low volume applications. This equipment is described in more detail below.

Class 3 Walkie Pallet Jack

●	Our smallest product line by weight and size.

●	Dedicated assembly line for production with unique design to fit battery compartments.

●	Used in food and beverage delivery business, where the “walkie” often rides on-board a truck for deliveries in a very rugged environment.

●	UL Listing received in 2016 for all three power configurations.

●	Power ratings range from 1.7 to 4.3 kWh.

Class 1 Counterbalance/Sit Down/Ride-on

●	Our “large product” line for Class 1 ride-on forklifts, to meet high power requirements.

●	Utilizes modular “blade” design.

●	Used in warehouses and production facilities, for demanding requirements, especially multi-shift operations.

●	Proven to support 3-shift operations and avoid the need for a battery for each shift.

●	Power ratings range from 21.6 to 32.0 kWh.

Class 1 3-Wheel Forklift

●	Our solution for Class 1 3-wheel forklifts, to meet high power requirements.

●	Used in high-velocity warehouses and production facilities, typically with reduced rack spacing requiring greater maneuverability in tight spaces.

●	Proven to support 3-shift operations and avoid the need for a battery for each shift.

●	Power ratings range from 20.5 to 30.7 kWh.

Class 2 Narrow Aisle

●	Our “medium product line” utilizes a modular design for medium-size packs.

●	Popular in new facilities focused on high efficiency operations.

●	Power ratings range from 21.6 to 31.1 kWh.

Class 3 End Rider

●	Uses similar design to our Class 2 Narrow Aisle LiFT Packs.

●	Equipment and battery packs designed for use in high volume distribution centers (“DC”).

●	Power ratings range from 9.6 to 14.4 kWh.

Airport GSE

●	Our first “large pack” product line, built on our “large pack” assembly line.

●	Utilizes similar modular design as our large forklift LiFT Packs with minor modifications.

●	Used to power airport GSE including: baggage and cargo trucks, scissor lifts, pushback tractors, and belt loaders, all used at airports.

●	Used by major airlines and ground support equipment “service” companies.

●	Power ratings range from 16.0 to 48.0 kWh.

Energy Storage for Solar Power

●	Uses our stacked version of our recently launched Class 3 S24

●	Currently sold on solar power electric vehicle (EV) charging stations.

●	Power ratings range from 9.6 to 14.4 kWh.

Because we are addressing a wide range of power and energy requirements across broad industrial motive applications, we have taken a modular approach to our battery pack system design. We have three core design modules that are used in our entire family of forklift products. Our core modules are designed for small, medium, and large packs. The design of each core module is driven by power requirements and physical space sizing. The core module for our small LiFT Pack, which fits a Class 3 Walkie, is a 24-volt lithium-ion pack (figure below) comprised of individual 3.2-volt cells. The medium and large cored modules are designed to accommodate larger equipment size and power by adding more cells and components. These larger designs support 36-volt, 48-volt, and 80-volt applications with power requirements up to 900Ah (amps per hour or “current” rating), which enables us to offer a full product line-up.

We offer varying chemistries and configurations based on the specific application. Currently, our LiFT Packs use lithium iron phosphate (LiFePO4) battery cells, which we source from a variety of overseas suppliers that meet our power, reliability, safety and other specifications. Because our BMS is not designed to work with a specific battery chemistry, and we do not develop or manufacture our own battery cells, we believe we can readily adapt our LiFT Packs as new chemistries become available in the market or customer preferences change.

We also offer 24-volt onboard chargers for our Class 3 Walkie LiFT Packs, and smart “wall mounted” chargers for larger applications. Our smart charging solutions are designed to interface with our BMS and integrate easily into most all major chargers in the market.

Industry Overview

Driven by overall growth in global demand for lithium-ion battery solutions, the supply of lithium-ion batteries has rapidly expanded, leading to price declines of eighty-five percent (85%) since 2010 according to BloombergNEF. BloombergNEF also estimates that lithium-ion battery prices, which averaged $1,160 per kilowatt hour in 2010, were $156 per kWh in 2019 and could drop below $100 per kWh in 2024.

The sharp decline in the price of lithium-ion batteries has commenced a shift in customer preferences away from lead acid and propane-based solutions for power lift equipment to lithium-ion based solutions. We believe our position as a pioneer in the field and our extensive experience providing lithium-ion based storage solutions makes us uniquely positioned to take advantage of this shift in customer preferences.

Lift Equipment - Material Handling Equipment

We focus on energy storage solutions for lift equipment and related industrial applications because we believe they represent large and growing markets that are just beginning to adopt lithium-ion based technology. We apply our scalable, modular designs to natural product extensions in the industrial equipment market. These markets include not only the sale of lithium-ion battery solutions for new equipment but also a replacement market for existing lead acid battery packs.

Historically, larger lift trucks were powered by internal combustion engines, using propane as a fuel, with smaller equipment powered by lead acid batteries. Over the past thirty (30) years, there has been a significant shift toward electric power. According to Liftech/ITA, over this time period the percentage of lift trucks powered electrically has doubled from approximately thirty percent (30%) to over sixty percent (60%).

According to Modern Materials Handling, worldwide new lift truck orders reached approximately 1.4 million units in 2017. The Industrial Truck Association has estimated that approximately 200,000 lift trucks had been sold yearly since 2013 in North America (Canada, the United States and Mexico), including approximately 242,000 units sold in 2019, with sales relatively evenly distributed between electric rider (Class 1 and Class 2), motorized hand (Class 3), and internal combustion engine powered lift trucks (Class 4 and Class 5). The ITA estimates that electric products represented approximately sixty-six percent (66%) of the North American market in 2019. Driven by growth in global manufacturing, e-commerce and construction, Research and Markets expects that the global lift truck market will grow at a compound annual growth rate of six and four-tenths percent (6.4%) through 2024.

Customers

We currently sell products to customers through OEMs, lift equipment dealers, and battery distributors. Our customers vary from small companies to Fortune 500 companies.

During the year ended June 30, 2020, we had three (3) major customers that each represented more than 10% of our revenues on an individual basis, and together represented approximately $10,045,000 or 60% of our total revenues.

During the year ended June 30, 2019, we had four (4) major customers that each represented more than 10% of our revenues on an individual basis, and together represented approximately $8,072,000 or 87% of our total revenues.

Shift Toward Lithium-ion Battery Technologies

We expect that there will be a significant increase in demand for safe and efficient alternatives to lead acid and propane-based power products. There are a number of factors driving the change in customer preference away from these legacy products and toward lithium-ion energy storage solutions:

Duration of Charge/Run Times: Lithium-based energy storage systems can perform for a longer duration compared to lead acid batteries. Lithium-ion batteries provide up to 50% longer run times than lead acid batteries of comparable capacity, or amps-per-hour rating, allowing equipment to be operated over a long period of time between charges.

High/Sustained Power: Lithium-ion batteries are better suited to deliver high power versus legacy lead acid. For example, a 100Ah lead acid battery will only deliver 80Ah if discharged over a four-hour period. In contrast, a 100Ah lithium-ion system will achieve over 92Ah even during a 30 minute discharge. Additionally, during discharge, the LiFT Pack sustains its initial voltage, maximizing the performance of the forklift truck, whereas, lead acid voltages, and hence power, decline over the working shift.

Charging Time: Lead acid batteries are limited to one shift a day, as they discharge for eight hours, need eight hours for charging, and another eight hours for cooling. For multi-shift operations, this typically requires battery changeout for the equipment. Because lithium batteries can be recharged in as little as one hour and do not degrade when subjected to opportunity charging, hence, battery changeout is unnecessary.

Safe Operation: The toxic nature of lead acid batteries presents significant safety and environmental issues in the event of a cell breach. During charging, lead acid batteries emits combustible gases and increases in temperature. Lithium-ion (particularly LFP) batteries do not get as hot and avoid many of the safety and environmental issues associated with lead acid batteries.

Extended Life: The performance of lead acid batteries degrades after approximately 500 charging cycles in industrial equipment applications. In comparison, lithium-ion batteries last up to five times longer in the same application.

Size and Weight: Lithium is about one-third the weight of lead acid for comparable power ratings. Lower weight enables forklift OEMs the ability to optimize the design of the truck based on a smaller footprint for lithium-ion instead of lead acid.

Lower Cost: Lithium-ion batteries provide power dense solutions with extended cycle life, reduced maintenance and improved operational performance, resulting in lower total cost of ownership.

Less Energy Used: we believe our lithium-ion batteries use 20-50% less energy based on our internal studies comparing lithium-ion to lead acid.

Marketing and Sales

In the industrial motive market, OEMs sell their lift products through dealer networks and directly to end customers. Because of environmental issues associated with lead acid batteries and to preserve customer choice, industrial lift products are typically sold without a battery pack. Equipment dealers source battery packs from battery distributors and battery pack suppliers based on demand or in response to customer specifications. End customers may specify a specific type and manufacturer of battery pack to the equipment dealer or may purchase battery packs from battery distributors or directly from battery suppliers. Consequently, we sell our products through a number of different channels, including directly to end users, OEMs and lift equipment dealers or through battery distributors.

Our direct sales staff is assigned to major geographies throughout North America to collaborate with our sales partners who have an established customer base. We plan to hire additional sales staff to support our expected sales growth. In addition, we have developed a nation-wide sales network of relationships with equipment OEMs, their dealers, and battery distributors.

We have worked directly with a number of OEMs to secure “technical approval” for compatibility of our LiFT Packs with their equipment. Once we receive that approval, we focus on developing a sales network utilizing existing battery distributors and equipment dealers, along with the OEM corporate national account sales force, to drive sales through this channel.

As our LiFT Packs have gained acceptance in the marketplace, we have seen an increase in direct-to-end-customer sales, ranging from small enterprises to Fortune 500 companies. To expand our customer reach, we have begun to market directly to end users, primarily focusing on large fleets operated by Fortune 500 companies seeking productivity improvements. We have seen initial success in these efforts, including sales to a Fortune 100 heavy machinery conglomerate. Our marketing efforts to these customers focus on the economic and performance benefits of lithium-ion batteries over lead acid batteries in their equipment.

Our product development efforts have included pilot programs and trials with national account end users. This has resulted in increased sales to these end users as many of them seek to replace lead acid batteries with lithium-ion battery packs in their fleets as they buy new equipment.

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

Our warranty policy for our family of forklift products includes a warranty ranging from five-year to ten-year limited warranty depending on size of pack. Warranty claims are handled by our call center that determines the appropriate response path: return pack, field fix by approved technician on location, or technical resolution by the call center. Our approved field technicians are typically equipment dealers or battery distributors, charging agreed upon discounted rates to their “street rates.”

We partner with Averest, Inc., an experienced GSE distributor, to market our lithium-ion battery packs for airport GSE. Our sales cycle for GSE equipment has required initial multi-month evaluation periods of packs prior to ordering. After initial shipments, subsequent ordering is dependent upon operating requirements and capital budgeting.

We customarily maintain a relatively small inventory of Class 3 Walkie LiFT Packs, which typically have shorter customer timing requirements than other lift equipment. For larger packs, we seek to align our inventory and production with historical OEM order patterns. Typically, we deliver larger packs on a four-to-eight week lead time. Because of associated lead times, we provide six-month rolling forecasts to our battery cell suppliers who manufacture and deliver to our forecast.

Ordering patterns primarily reflect ordering patterns of new equipment, commonly done in monthly or quarterly stages by large customers, as single fleet-size orders would require significant planning and operational support to implement. Backlog varies with customers but is driven by operating timing. Customer payment terms are normally net 30 days, but certain large customers require extended payment terms, ranging from 45 to 60 days. We have typically experienced seasonality in our customers’ orders, often with lower sales in July, August and December.

Manufacturing and Assembly

We source our battery cells from multiple suppliers in China and the remainder of the components primarily from vendors in the United States. While we have experienced occasional supply interruptions, none have been material. Production rates aligned with our forecasts have helped us mitigate the risk of disruption. Our BMS is not dependent on a specific lithium-ion chemistry or cell manufacturer, as we are agnostic to chemistry and supplier. We monitor and test potential new cell technologies on an ongoing basis. Final assembly, testing and shipping of our products is done from our ISO 9001 certified facility in Vista, California, which includes three assembly lines.

We design our BMS modules/boards and have two granted patents: (i) a 12-volt battery design; and (ii) a battery display design. Component acquisition and assembly of the BMS modules/boards are outsourced to two local, Southern California board houses, both of whom meet our quality and other specifications.

We buy chargers from several sources, including a U.S. based supplier. Additionally, we are a qualified dealer for a well-known manufacturer of “high capacity, modular, smart chargers” which support our larger packs.

Research and Development

Our engineers design, develop, test, and service our products. We believe our core competencies and capabilities are designing and developing proprietary technology for our BMS, systems engineering, engineering application, and software engineering for both battery packs and telemetry. We believe that our ability to develop new features and technology for our BMS is essential to our growth strategy.

Research and development expenses for the fiscal years ended June 30, 2020 and 2019 were approximately $5.0 million and $4.1 million, respectively. Such expenses consist primarily of materials, supplies, salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses. Research and development expenses in fiscal year ended June 30, 2020 were higher than fiscal year ended June 30, 2019 primarily due to the development, implementation, and UL testing of the higher capacity packs for Class 1, 2, and 3 forklifts.

As we continue to develop and expand our product offerings, we anticipate that research and development expenses will continue to be a substantial part of our focus. We perform our research and development at our facility in Vista, California. We seek to develop innovative new and improved products for cell and system management along with associated communication, display, current sensing and charging tools.

Competition

Our competitors in the lift equipment market are primarily major lead acid battery manufacturers, including Exide Technologies, East Penn Manufacturing Company, EnerSys Corporation, and Crown Battery Corporation. We do not believe that these suppliers offer lithium-based products for lift equipment in any significant volume to end users, equipment dealers, OEMs or battery distributors. Several OEMs offer lithium-ion battery packs on Class 3 forklifts for sale only with their own new forklifts. As the demand for lithium-ion battery packs has increased, a number of small lithium battery pack providers have entered the market, most of whom we believe are suppliers of other power products and have simply added a lithium product to their product lines.

The key competitive factors in this market are performance, reliability, durability, safety and price. We believe we compete effectively in all of these categories in light of our experience with lithium-ion technology, including our development capabilities and the performance of our proprietary BMS. We believe that the UL Listing covering our entire Class 3 Walkie LiFT pack product line is a significant differentiating competitive advantage and we intend to extend that advantage by seeking to obtain UL Listings for our other LiFT pack products in the coming months. In addition, because our BMS is not reliant on any specific battery cell chemistry, we believe we can adapt rapidly to changes in advanced battery technology or customer preferences.

Intellectual Property

Our success depends, at least in part, on our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of patents pending, patent applications, trade secrets, including know-how, employee and third-party nondisclosure agreements, copyright laws, trademarks, intellectual property licenses and other contractual rights to establish and protect our proprietary rights in our technology. In addition to such factors as innovation, technological expertise and experienced personnel, we believe that a strong patent position is important to remain competitive.

As of June 30, 2020, we have two issued patents and three trademark registrations protecting the Flux Power name and logo. We intend to file additional patent applications with respect to our technology, including our next generation BMS 2.0, which is now being rolled into production. We do not know whether any of our efforts will result in the issuance of patents or whether the examination process will require us to narrow our claims. Even if granted, there can be no assurance that these pending patent applications will provide us with protection. Our two issued patents include: (i) a 12-volt battery design and (ii) a battery display design. Based on our recently released next generation BMS, we plan to file four utility patents by December 2020.

Suppliers

We obtain a limited number of components and supplies included in our products from a small group of suppliers. During the year ended June 30, 2020, we had two (2) suppliers who accounted for more than 10% of our total purchases, on an individual basis, and together represented approximately $6,598,000 or 35% of our total purchases.

During the year ended June 30, 2019 we had three (3) suppliers who accounted for more than 10% of our total purchases, on an individual basis, and together represented approximately $6,855,000 or 62% of our total purchases.

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

Occupational Safety and Health Regulations. The California Division of Occupational Safety and Health (Cal/OSHA) and other regulatory agencies have jurisdiction over the operations of our Vista, California facility. Because of the risks generally associated with the assembly of advanced energy storage systems we expect rigorous enforcement of applicable health and safety regulations. Frequent audits by, or changes, in the regulations issued by Cal/OSHA, or other regulatory agencies with jurisdiction over our operations, may cause unforeseen delays and require significant time and resources from our technical staff.

Employees

As of June 30, 2020, we had 103 employees. We engage outside consultants for business development, operations and other functions from time to time. None of our employees is currently represented by a trade union.

Other Information

Our Internet address is www.fluxpower.com. We make available on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). Other than the information expressly set forth in this annual report, the information contained, or referred to, on our website is not part of this annual report.

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

Our corporate headquarters and production facility totals approximately 63,200 square feet and is located in Vista, California. Our production facility is ISO 9001 certified. The telephone number at our principal executive office is (760)-741-FLUX or (760)-741-3589. In June 2019 we moved to our current facility, noted above, where we initially leased approximately 45,600 square feet of industrial space, and in April 2020, we leased an additional 17,600 rentable space under a lease which terminates concurrently with the term of the original lease, which expires on November 20, 2026. Rent for the corporate headquarters and production facility is approximately $58,700 per month and escalates approximately 3% per year through the end of the lease term. Total rent expense was approximately $673,000 and $168,000 for the years ended June 30, 2020 and 2019, respectively, net of sublease income.

ITEM 1A - RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this report, before making an investment decision. If any of the following risks actually occur, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You also should read the section entitled “Special Note Regarding Forward Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this report.

Risk Factors Relating to Our Business

We have a history of losses and negative working capital.

For the fiscal years ended June 30, 2020 and 2019, we had net losses of $14,336,000 and $12,414,000, respectively. We have historically experienced net losses and until we generate sufficient revenue, we anticipate to continue to experience losses in the near future.

In addition, as of June 30, 2020 and 2019, we had a negative working capital (including short term debt) of $5,959,000 and $3,644,000, respectively. As of June 30, 2020 and 2019, we had a cash balance of $726,000 and $102,000, respectively. We expect that our existing cash balances, credit facilities, and the net proceeds from our recent public offering will be sufficient to fund our existing and planned operations for the next twelve months. Until such time as we generate sufficient cash to fund our operations, we will need additional capital to continue our operations thereafter.

We have relied on equity financings, borrowings under short-term loans with related parties, our credit facilities and/or previous cash flows from operating activities to fund our operations. However, there is no guarantee we will be able to obtain additional funds in the future or that funds will be available on terms acceptable to us, if at all.

Any future financing may result in dilution of the ownership interests of our stockholders. If such funds are not available on acceptable terms, we may be required to curtail our operations or take other actions to preserve our cash, which may have a material adverse effect on our future cash flows and results of operations.

We will need to raise additional capital or financing to continue to execute and expand our business.

While we expect that our available cash, credit facilities, and the expected net proceeds from our recent public offering will be sufficient to sustain our operations for the next twelve months, we will likely need to raise additional capital to support our expanded operations and execute on our business plan. In order to support our anticipated growth, we intend to secure a revolving line of credit with a bank. In addition, we may be required to pursue sources of additional capital through various means, including joint venture projects, sale and leasing arrangements, and debt or equity financings. Any new securities that we may issue in the future may be sold on terms more favorable for our new investors than the terms in which our stockholders acquired their securities. Newly issued securities may include preferences, superior voting rights, and the issuance of warrants or other convertible securities that will have additional dilutive effects. We cannot assure that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. Further, we may incur substantial costs in pursuing future capital and/or financing. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition and results of operations. Our ability to obtain needed financing may be impaired by such factors as the weakness of capital markets, and the fact that we have not been profitable, which could impact the availability and cost of future financings. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, we may have to reduce our operations accordingly.

Historically we were dependent on our existing credit facility to finance our operations. We currently have approximately $4.4 million in principal outstanding under the LOC and in the event of default, such default could adversely affect our business, financial condition, results of operations or liquidity.

As of June 30, 2020 and 2019, we had an outstanding principal balance of $5,290,000 and $6,405,000, respectively, under our line of credit for up to $12,000,000 bearing an interest rate of 15% (“LOC”) with Esenjay Investment, LLC (“Esenjay”), a majority stockholder and a company owned and controlled by Michael Johnson, our director, Cleveland, and other unrelated parties (Cleveland and Esenjay, together with additional parties that joined and may join as additional lenders, collectively the “Lenders”). In addition, as of June 30, 2020, we had an outstanding principal balance of $1,157,000 under our unsecured short-term promissory note with Cleveland (“Cleveland Note”), which note bears an interest of 15% and was due on July 31, 2020. In addition, as of June 30, 2020, we have an outstanding principal balance of approximately $900,000 under our unsecured short-term convertible promissory note with Esenjay, which note bears an interest rate of 15% (“Esenjay Note”). As of June 30, 2020, approximately $5,290,000 in principal outstanding under the LOC, and approximately $6,710,000 was available for future draws. In August 2020, we made an aggregate payment of $1,000,000 to some of our Lenders, including $600,000 to Esenjay, as partial repayment of the Notes under the LOC. On August 19, 2020, the Company paid Cleveland the entire remaining principal balance due under the Cleveland Note, together with all accrued interest payable as of August 19, 2020, in an aggregate amount of approximately $978,000. On August 31, 2020, outstanding obligations for an aggregate amount of approximately $564,000, consisting of $500,000 in principal and approximately $64,000 in accrued interest, under the Esenjay Note, was consolidated into the LOC. As of August 31, 2020, after the consolidation there was approximately $4,396,000 in principal outstanding under the LOC which is convertible, at the option of the note holder, into approximately 1,099,000 shares of common stock (subject to any beneficial ownership limitations) at $4.00 per share. As of August 31, 2020, there was approximately $7,604,000 available for future draws. However, our ability to borrow under the LOC is at the discretion of the Lenders. Also, the Lenders have no obligation to disburse such funds and have the right not to advance funds under the LOC. In addition, as a secured party, upon an event of default, the Lenders will have a right to the collateral granted to them under the line of credit, and we may lose our ownership interest in the assets.

Economic conditions may adversely affect consumer spending and the overall general health of our retail customers, which, in turn, may adversely affect our financial condition, results of operations and cash resources.

Uncertainty about the current and future global economic conditions may cause our customers to defer purchases or cancel purchase orders for our products in response to tighter credit, decreased cash availability and weakened consumer confidence. Our financial success is sensitive to changes in general economic conditions, both globally and nationally. Recessionary economic cycles, higher interest borrowing rates, higher fuel and other energy costs, inflation, increases in commodity prices, higher levels of unemployment, higher consumer debt levels, higher tax rates and other changes in tax laws or other economic factors that may affect consumer spending or buying habits could continue to adversely affect the demand for our products. If credit pressures or other financial difficulties result in insolvency for our customers, it could adversely impact our financial results. There can be no assurances that government and consumer responses to the disruptions in the financial markets will restore consumer confidence.

We are dependent on a few customers for the majority of our net revenues, and our success depends on demand from OEMs and other users of our battery products.

Historically a majority of our product sales have been generated from a small number of OEMs and end-user customers, including three (3) customers who, on an aggregate basis, made up 60% of our sales for the year ended June 30, 2020, and four (4) end-user customers who, on an aggregate basis, made up 87% of our sales for the year ended June 30, 2019. As a result, our success depends on continued demand from this small group of customers and their willingness to incorporate our battery products in their equipment. The loss of a significant customer would have an adverse effect on our revenues. There is no assurance that we will be successful in our efforts to convince end users to accept our products. Our failure to gain acceptance of our products could have a material adverse effect on our financial condition and results of operations.

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

The COVID-19 pandemic has spread across the globe and is impacting worldwide economic activity. COVID-19 and another public health epidemic/pandemic could pose the risk that we or our employees, contractors, customers, suppliers, third party shipping carriers, government and other partners may be prevented from or limited in their ability to conduct business activities for an indefinite period of time, including due to the spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. While it is not possible at this time to estimate the impact that COVID-19 could have on our business, the continued spread of COVID-19 and the measures taken by the governments of states and countries affected could disrupt, among other things, the supply chain and the manufacture or shipment of our products. On March 19, 2020, the governor of California, the state where our facility is located, issued statewide stay-at-home orders for non-essential workers to help combat the spread of COVID-19. The Company was deemed to be an essential business consistent with announcements by Forklift OEMs and related supply chain, who support the logistics industry, critical to delivering food and supplies during COVID-19 crisis and we have instituted processes, policies and workplace procedures in an effort to keep our workers safe while productive. However, in the future, our manufacturing operations may be subject to closure or shut down for a variety of reasons. While the Company implemented COVID-19 measures in March 2020 as recommended by the CDC and governmental authorities, in early July, 2020 the Company was notified that two employees had recently tested positive for COVID-19. While manufacturing operations were not materially impacted, future operations could be affected by the COVID-19 pandemic. Any substantial disruption in our manufacturing operations from COVID-19, or its related impacts, would have a material adverse effect on our business and would impede our ability to manufacture and ship products to our customers in a timely manner, or at all.

The effect of the COVID-19 pandemic and its associated restrictions may adversely impact many aspects of our business, including customer demand, the length of our sales cycles, disruptions in our supply chain, lower the operating efficiencies at our facility, worker shortages and declining staff morale, and other unforeseen disruptions. The demand for our products may significantly decline if the COVID-19 pandemic continues, restrictions are implemented or re-implemented, or the virus resurges and spreads and our customers suffer losses in their businesses. For example, due to the COVID-19 crisis, we have experienced requests from airline customers to delay or reduce some of their orders. The supply of our raw materials and our supply chain may be disrupted and adversely impacted by the pandemic. The occurrence of any of the foregoing events and their adverse effect on capital markets and investor sentiment may adversely impact our ability to raise capital when needed or on terms favorable to us and our stockholders to fund our operations, which could have a material adverse effect on our business, financial condition and results of operations. The extent to which the COVID-19 outbreak impacts our results, its effect on near or long-term value of our share price will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

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

Tariffs could be imposed on lithium-ion batteries or on any other component parts by the United States government or a resulting trade war could have a material adverse effect on our results of operations.

In 2018, the United States government announced tariffs on certain steel and aluminum products imported into the United States, which led to reciprocal tariffs being imposed by the European Union and other governments on products imported from the United States. The United States government has implemented tariffs on goods imported from China, and additional tariffs on goods imported from China are under consideration.

The lithium-ion battery industry has been subjected to tariffs implemented by the United States government on goods imported from China. There is an ongoing risk of new or additional tariffs being put in place on lithium-ion batteries or related part. Since all of our lithium-ion batteries are manufactured in China, current and potential tariffs on lithium-ion batteries imported by us from China could increase our costs, require us to increase prices to our customers or, if we are unable to do so, result in lower gross margins on the products sold by us.

The President of the United States has, at times, threatened to institute even wider ranging tariffs on all goods imported from China. China has already imposed tariffs on a wide range of American products in retaliation for the American tariffs on steel and aluminum. Additional tariffs could be imposed by China in response to actual or threatened tariffs on products imported from China. The imposition of additional tariffs by the United States could trigger the adoption of tariffs by other countries as well. Any resulting escalation of trade tensions, including a “trade war,” could have a significant adverse effect on world trade and the world economy, as well as on our results of operations. At this time, we cannot predict how the recently enacted tariffs will impact our business. Tariffs on components imported by us from China could have a material adverse effect on our business and results of operations.

We are dependent on a limited number of suppliers for our battery cells, and the inability of these suppliers to continue to deliver, or their refusal to deliver, our battery cells at prices and volumes acceptable to us would have a material adverse effect on our business, prospects and operating results.

We do not manufacture the battery cells used in our LiFT Packs. Our battery cells, which are an integral part of our battery products and systems, are sourced from a limited number of manufacturers located in China. While we obtain components for our products and systems from multiple sources whenever possible, we have spent a great deal of time in developing and testing our battery cells that we receive from our suppliers. We refer to the battery cell suppliers as our “limited source suppliers.” To date, we have no qualified alternative sources for our battery cells although we research and assess cells from other suppliers on an ongoing basis. We generally do not maintain long-term agreements with our limited source suppliers. While we believe that we will be able to establish additional supplier relationships for our battery cells, we may be unable to do so in the short term or at all at prices, quality or costs that are favorable to us.

Changes in business conditions, wars, regulatory requirements, economic conditions and cycles, governmental changes and other factors beyond our control could also affect our suppliers’ ability to deliver components to us on a timely basis or cause us to terminate our relationship with them and require us to find replacements, which we may have difficulty doing. Furthermore, if we experience significant increased demand, or need to replace our existing suppliers, there can be no assurance that additional supplies of component parts will be available when required on terms that are favorable to us, at all, or that any supplier would allocate sufficient supplies to us in order to meet our requirements or fill our orders in a timely manner. In the past, we have replaced certain suppliers because of their failure to provide components that met our quality control standards. The loss of any limited source supplier or the disruption in the supply of components from these suppliers could lead to delays in the deliveries of our battery products and systems to our customers, which could hurt our relationships with our customers and also materially adversely affect our business, prospects and operating results.

Increases in costs, disruption of supply or shortage of raw materials, in particular lithium-ion phosphate cells, could harm our business.

We may experience increases in the costs, or a sustained interruption in the supply or shortage, of raw materials. Any such cost increase or supply interruption could materially negatively impact our business, prospects, financial condition and operating results. For instance, we are exposed to multiple risks relating to price fluctuations for lithium-iron phosphate cells.

These risks include:

●	the inability or unwillingness of battery manufacturers to supply the number of lithium-iron phosphate cells required to support our sales as demand for such rechargeable battery cells increases;

●	disruption in the supply of cells due to quality issues or recalls by the battery cell manufacturers; and

●	an increase in the cost of raw materials, such as iron and phosphate, used in lithium-iron phosphate cells.

Our success depends on our ability to develop new products and capabilities that respond to customer demand, industry trends or actions by our competitors and failure to do so may cause us to lose our competitiveness in the battery industry and may cause our profits to decline.

Our success will depend on our ability to develop new products and capabilities that respond to customer demand, industry trends or actions by our competitors. There is no assurance that we will be able to successfully develop new products and capabilities that adequately respond to these forces. In addition, changes in legislative, regulatory or industry requirements or in competitive technologies may render certain of our products obsolete or less attractive. If we are unable to offer products and capabilities that satisfy customer demand, respond adequately to changes in industry trends or legislative changes and maintain our competitive position in our markets, our financial condition and results of operations would be materially and adversely affected.

The research and development of new products and technologies is costly and time consuming, and there are no assurances that our research and development efforts will be either successful or completed within anticipated timeframes, if at all. Our failure to technologically evolve and/or develop new or enhanced products may cause us to lose competitiveness in the battery market. In addition, in order to compete effectively in the renewable battery industry, we must be able to launch new products to meet our customers’ demands in a timely manner. However, we cannot provide assurance that we will be able to install and certify any equipment needed to produce new products in a timely manner, or that the transitioning of our manufacturing facility and resources to full production under any new product programs will not impact production rates or other operational efficiency measures at our manufacturing facility. In addition, new product introductions and applications are risky, and may suffer from a lack of market acceptance, delays in related product development and failure of new products to operate properly. Any failure by us to successfully launch new products, or a failure by our customers to accept such products, could adversely affect our results.

Our business will be adversely affected if we are unable to protect our intellectual property rights from unauthorized use or infringement by third parties.

Any failure to protect our intellectual proprietary rights could result in our competitors offering similar products, potentially resulting in the loss of some of our competitive advantage and a decrease in our revenue, which would adversely affect our business, prospects, financial condition and operating results. Our success depends, at least in part, on our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of patents (two issued patents), patent applications, trade secrets, including know-how, employee and third-party nondisclosure agreements, copyright laws, trademarks, intellectual property licenses and other contractual rights to establish and protect our proprietary rights in our technology.

The protections provided by patent laws will be important to our future opportunities. However, such patents and agreements and various other measures we take to protect our intellectual property from use by others may not be effective for various reasons, including the following:

●	the patents we have been granted may be challenged, invalidated or circumvented because of the pre-existence of similar patented or unpatented intellectual property rights or for other reasons;

●	the costs associated with enforcing patents, confidentiality and invention agreements or other intellectual property rights may make aggressive enforcement impracticable; and

●	existing and future competitors may independently develop similar technology and/or duplicate our systems in a way that circumvents our patents.

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

We believe that our success is largely dependent upon the continued service of the members of our senior management team, who are critical to establishing our corporate strategies and focus, overseeing the execution of our business strategy and ensuring our continued growth. Our continued success will depend on our ability to attract and retain a qualified and competent management team in order to manage our existing operations and support our expansion plans. Although we are not aware of any change, if any of the members of our senior management team are unable or unwilling to continue in their present positions, we may not be able to replace them readily. Therefore, our business may be severely disrupted, and we may incur additional expenses to recruit and retain their replacement. In addition, if any of the members of our senior management team joins a competitor or forms a competing company, we may lose some of our customers.

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

We may face significant costs relating to environmental regulations for the storage and shipment of our lithium-ion battery packs.

Federal, state, and local regulations impose significant environmental requirements on the manufacture, storage, transportation, and disposal of various components of advanced energy storage systems. Although we believe that our operations are in material compliance with applicable environmental regulations, there can be no assurance that changes in such laws and regulations will not impose costly compliance requirements on us or otherwise subject us to future liabilities. Moreover, Federal, state, and local governments may enact additional regulations relating to the manufacture, storage, transportation, and disposal of components of advanced energy storage systems. Compliance with such additional regulations could require us to devote significant time and resources and could adversely affect demand for our products. There can be no assurance that additional or modified regulations relating to the manufacture, storage, transportation, and disposal of components of advanced energy systems will not be imposed.

Natural disasters, public health crises, political crises and other catastrophic events or other events outside of our control may damage our sole facility or the facilities of third parties on which we depend, and could impact consumer spending.

Our sole production facility is located in southern California near major geologic faults that have experienced earthquakes in the past. An earthquake or other natural disaster or power shortages or outages could disrupt our operations or impair critical systems. Any of these disruptions or other events outside of our control could affect our business negatively, harming our operating results. In addition, if our sole facility, or the facilities of our suppliers, third-party service providers or customers, is affected by natural disasters, such as earthquakes, tsunamis, power shortages or outages, floods or monsoons, public health crises, such as pandemics and epidemics, political crises, such as terrorism, war, political instability or other conflict, or other events outside of our control, our business and operating results could suffer. Moreover, these types of events could negatively impact consumer spending in the impacted regions or, depending upon the severity, globally, which could adversely impact our operating results. Similar disasters occurring at our vendors’ manufacturing facilities could impact our reputation and our consumers’ perception of our brands.

Security breaches, loss of data and other disruptions could compromise sensitive information related to our business, prevent us from accessing critical information or expose us to liability, which could adversely affect our business and our reputation.

We utilize information technology systems and networks to process, transmit and store electronic information in connection with our business activities. As the use of digital technologies has increased, cyber incidents, including deliberate attacks and attempts to gain unauthorized access to computer systems and networks and divert financial resources, have increased in frequency and sophistication. These threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data, all of which are vital to our operations and business strategy. There can be no assurance we will succeed in preventing cyber-attacks or successfully mitigating their effects.

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

Risks Related to Our Common Stock and Market

The market price of our common stock could become volatile or our trading volume become weak, either of which could lead to the price of our stock being depressed at a time when you may want to sell.

On August 14, 2020, our common stock commenced trading on The NASDAQ Capital Market under the symbol “FLUX.” Prior to the listing on The NASDAQ Capital Market, our common stock was quoted on the OTCQB. We cannot predict the extent to which investor interest in our common stock will lead to the development of an active trading market on that stock exchange or any other exchange in the future. An active market for our common stock may never develop. We cannot assure you that the volume of trading in shares of our common stock will increase in the future. The trading price of our common stock has experienced volatility while trading on the OTCQB and is likely to continue to be highly volatile in response to numerous factors, many of which are beyond our control, including, without limitation, the following:

●	our earnings releases, actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investors;

●	changes in financial estimates by securities analysts, if any, who might cover our stock;

●	speculation about our business in the press or the investment community;

●	significant developments relating to our relationships with our customers or suppliers;

●	stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in our industry;

●	limited “public float” in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock;

●	customer demand for our products;

●	investor perceptions of our industry in general and our Company in particular;

●	general economic conditions and trends;

●	announcements by us or our competitors of new products, significant acquisitions, strategic partnerships or divestitures;

●	changes in accounting standards, policies, guidance, interpretation or principles;

●	loss of external funding sources;

●	sales of our common stock, including sales by our directors, officers or significant stockholders; and

●	additions or departures of key personnel.

The volatility of the trading price of our common stock may impact your ability to sell your shares of common stock at an acceptable price, if at all.

We have convertible debt which may be converted into shares of our common stock which would cause dilution to our stockholders.

As of September 25, 2020, we had an aggregate of approximately $4,396,000 in principal balance outstanding under the LOC, which may be converted into approximately 1,099,000 shares of common stock (subject to any beneficial ownership limitations) shares of our common stock at $4.00 per share at the option of the holder. If the convertible debt holders exercise their right to convert the convertible debt into shares of common stock, this will cause an immediate dilution to existing stockholders. In addition, because the shares of common stock to be received upon the conversion of the convertible debt may be sold in the market in the future, the resale of a large number of shares of common stock upon the conversion of the convertible debt may adversely affect the market price of our common stock.

The ownership of our stock is highly concentrated in our management, and we have one controlling stockholder.

As of September 25, 2020, our directors and executive officers, and their respective affiliates beneficially owned approximately 42.7% of our outstanding common stock, including common stock underlying options, warrants and convertible debt that were exercisable or convertible or which would become exercisable or convertible within 60 days. Michael Johnson, our director and beneficial owner of Esenjay, beneficially owns approximately 40.2% of such outstanding common stock. As a result of their ownership, our directors and executive officers and their respective affiliates collectively, and Esenjay, individually, are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control.

We do not intend to pay dividends on shares of our common stock for the foreseeable future.

We have never declared or paid any cash dividends on shares of our common stock. We intend to retain any future earnings to fund the operation and expansion of our business and, therefore, we do not anticipate paying cash dividends on shares of our common stock in the foreseeable future.

Although our common stock is listed on The NASDAQ Capital Market, there can be no assurance that we will be able to comply with continued listing standards of The NASDAQ Capital Market.

Although our common stock is listed on The NASDAQ Capital Market, we cannot assure you that we will be able to continue to comply with the minimum bid price requirement, stockholder equity requirement and the other standards that we are required to meet in order to maintain a listing of our common stock on The NASDAQ Capital Market. Our failure to continue to meet these requirements may result in our common stock being delisted from The NASDAQ Capital Market. There can be no assurance that our common stock will continue to trade on The Nasdaq Capital Market or trade on the over-the counter markets or any public market in the future. In the event our common stock is delisted, our stock price and market liquidity of our stock will be adversely affected which will impact your ability to sell your securities in the market.

Preferred Stock may be issued under our Articles of Incorporation which may have superior rights to our common stock.

Our Articles of Incorporation authorize the issuance of up to 500,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance. These terms may include voting rights including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. In addition, these voting, conversion and exchange rights of preferred stock could negatively affect the voting power or other rights of our common stockholders. The issuance of any preferred stock could diminish the rights of holders of our common stock, or delay or prevent a change of control of our Company, and therefore could reduce the value of such common stock.

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

Our corporate headquarters and production facility totals approximately 63,200 square feet and is located in Vista, California. Our production facility is ISO 9001 certified. In June 2019 we relocated to our current facility, noted above, where we leased approximately 45,600 square feet of industrial space. In April 2020, we leased an additional 17,600 rentable space under a lease which terminates concurrently with the term for the lease of the original lease, which expires on November 20, 2026. Monthly rent for the total space is approximately $58,700 per month and escalates approximately 3% per year through the end of the lease term on November 20, 2026. We also subleased space to a related party, Epic Boats, on a month-to-month basis at a rate of 10% of lease expense during Fiscal 2019, and such sublease ended on June 30, 2019. Total rent expense was approximately $673,000 and $168,000 for the years ended June 30, 2020 and 2019, respectively, net of sublease income.

ITEM 3 - LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. To the best knowledge of management, there are no material legal proceedings pending against us.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Data

On August 14, 2020, we priced an underwritten public offering of common stock, and as a result of this equity offering and our compliance with other listing requirements, shares of our common stock commenced trading on The NASDAQ Capital Market under the symbol “FLUX.” Prior to the listing of our shares on The NASDAQ Capital Market, our common stock was quoted on the OTCQB. The following table sets forth the range of the high and low prices for our common stock during each quarter for the period July 1, 2018 through June 30, 2020, which has been adjusted retroactively to reflect the 1 for 10 reverse stock split, effective July 11, 2019. Such prices do not represent actual transactions, and do not include retail mark-ups, mark-downs or commissions.

	High	Low
Fiscal year ended June 30, 2020
First quarter	$15.00	$8.75
Second quarter	$9.80	$7.22
Third quarter	$10.09	$5.50
Fourth quarter	$9.00	$3.80

Fiscal year ended June 30, 2019
First quarter	$32.00	$14.00
Second quarter	$23.50	$10.10
Third quarter	$18.50	$11.00
Fourth quarter	$16.00	$7.50

Stockholders

The approximate number of record holders of our common stock as of September 15, 2020 was 1,408, based on information provided by our transfer agent. The foregoing number of record holders does not include an unknown number of stockholders who hold their stock in “street name.”

Recent Sales of Unregistered Securities

Warrant

On July 3, 2019, we issued Cleveland a three-year warrant (the Cleveland Warrant) to purchase our common stock in a number equal to one-half percent (0.5%) of the number of shares of common stock outstanding after giving effect to the total number of shares of common stock sold in a public offering. The Cleveland Warrant had an exercise price equal to the per share public offering price. On September 1, 2019, the Cleveland Warrant was amended and restated to change the warrant coverage from 0.5% to 1% of the number of shares of common stock outstanding after giving effect to the total number of shares of common stock sold in the next private or public offering (Offering). In addition, the exercise price was also changed to equal the per share price of common stock sold in the Offering. The closing of a private offering constituting the Offering occurred on July 24, 2020. Upon such closing, the Warrant represented a right to purchase up to 83,205 shares of common stock at $4.00 per share (subject to beneficial ownership limitations). The Warrant and the common stock underlying the Cleveland Warrant, as amended, have not been registered under the Securities Act of 1933, as amended (Securities Act), and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act. Such securities were offered and sold in reliance upon exemptions from registration pursuant to Rule 506(b) of Regulation D promulgated under Section 4(a)(2) under the Securities Act.

Private Placements

From May 2016 to August 2016, we sold 975,000 shares of common stock to eight (8) accredited investors, at $4.00 per share, for an aggregate of $3,900,000, of which $2,125,000 was in cash and $1,775,000 was settlement of outstanding loan.

From March 2018 to June 2018, we sold an aggregate of 571,429 shares of our common stock to fifteen (15) accredited investors, at $7.00 per share, for an aggregate purchase price of $4,000,000.

From December 2018 to January 2019, we sold an aggregate of 399,257 shares of common stock to three (3) accredited investors, at $11.00 per share, for an aggregate purchase price of approximately $4,392,000.

On April 22, 2020, we sold and issued an aggregate of 66,250 shares of common stock, at $4.00 per share, for an aggregate purchase price of $265,000 in cash to two (2) accredited investors.

On June 30, 2020, we completed an initial closing of the private placement offering of up to 2,000,000 shares of our common stock, pursuant to which we sold an aggregate of 275,000 shares of our common stock at $4.00 per share, for an aggregate purchase price of $1,100,000 to six (6) accredited investors. The $1,100,000 aggregate purchase price for such shares was paid in cash. Esenjay and Mr. Dutt, our president and chief executive officer, participated in the initial closing in the amount of $300,000 and $50,000, respectively.

On July 24. 2020, we completed an additional closing of the private placement offering of up to 2,000,000 shares of common stock, pursuant to which we sold an aggregate of 800,000 shares of our common stock at $4.00 per share, for an aggregate purchase price of $3,200,000, to twenty (20) accredited investors. The aggregate purchase price for such shares was paid in cash. Mr. Cosentino, our director, participated in the closing by acquiring 62,500 shares common stock at a purchase price of $250,000.

The offers, sales, and issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act or Rule 506 of Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. Each of the recipients of securities in these transactions was an accredited investor within the meaning of Rule 501 of Regulation D under the Securities Act.

Conversion of Debt

In October 2018, we issued 1,502,714 shares of common stock in connection with the conversion of an outstanding principal amount of $7,975,000 plus accrued and unpaid interest of $1,041,280. As an inducement for the conversion of principal and interest, we also issued 26,802 additional shares of common stock.

In October 2018, we issued 50,209 shares of common stock in exchange for the cancellation of a loan in the amount of $500,000 plus accrued interest of $102,510.

On June 30, 2020, we issued 1,845,830 shares of common stock to eight (8) accredited investors in connection with the conversion of approximately $7,383,000 in principal and accrued interest, under the LOC.

On June 30, 2020, we issued 125,000 shares of common stock to two (2) accredited investors in connection with the conversion of $500,000 in principal under the Esenjay Note.

On July 22, 2020, we issued 100,000 shares of common stock to one investor in connection with the conversion of $400,000 in principal under the Esenjay Note.

The offers, sales, and issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act or Rule 506 of Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. Each of the recipients of securities in these transactions was an accredited investor within the meaning of Rule 501 of Regulation D under the Securities Act.

Convertible Notes

On December 31, 2019, the promissory notes previously issued to the Lenders in connection with the LOC were amended to grant each of the Lenders a right convert their respective promissory note under the LOC into shares of our common stock at any time after the close of our next financing of at least $1,000,000 on or after December 31, 2019, and on or before the maturity date. The financing occurred on June 30, 2020 and, as a result, each of the Lenders had a right to convert the principal and accrued interest outstanding under their respective promissory notes into shares of common stock at $4.00 per share. As of August 31, 2020, there was approximately $4,396,000 in principal outstanding under such notes, which is convertible into approximately 1,099,000 shares of common stock at $4.00 per share (subject to any beneficial ownership limitations).

On March 9, 2020, we issued Esenjay a convertible promissory note in the amount of $750,000 (the “Esenjay Note”). The Esenjay Note was convertible into shares of common stock at any time after the close of the next financing of at least $1,000,000 on or after December 31, 2019, and on or before the maturity date. The financing occurred on June 30, 2020 and, as a result, Esenjay has a right to convert the principal and accrued interest outstanding under the Esenjay Note into shares of common stock at $4.00 per share. On June 2, 2020, the convertible promissory note was amended to increase the principal amount to $1,400,000. As of July 28, 2020, following the conversion of $900,000 under the Esenjay Note into 225,000 shares of common stock at $4.00 per share, there was approximately $500,000 in principal outstanding under the Esenjay Note. In connection with the Third Amended and Restated Credit Facility Agreement, the outstanding principal and accrued interest was consolidated into the LOC, which obligations continue to be convertible into shares of common stock at $4.00 per share at the option of the note holder.

The offers, sales, and issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act or Rule 506 of Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. Each of the recipients of securities in these transactions was an accredited investor within the meaning of Rule 501 of Regulation D under the Securities Act.

Advisory Agreements

On April 1, 2016, we agreed to issue 5,400 shares of common stock; on April 1, 2017, we agreed to issue 9,333 shares of common stock; and on April 1, 2018, we agreed to issue 3,884 to an entity to provide investor relations services. All shares of common stock issued to the entity was issued in reliance upon exemption from registration pursuant to Section 4(a)(2).

From March 14, 2018 to October 24, 2019, we issued an aggregate of 17,468 shares of restricted common stock, valued at approximately $233,000, to a consultant for services provided to us relating to the identification of strategic partners, suppliers and manufacturers in China. The common stock was issued in reliance upon exemption from registration pursuant to Section 4(a)(2) or Regulation S promulgated thereunder.

Options

From July 1, 2017 through June 30, 2020, we granted to our directors, officers and employee options to purchase an aggregate of 556,811 shares of our common stock under our equity compensation plans. Of such total options granted, options that were granted prior to February 13, 2019, in an aggregate of 326,039 shares at exercise prices ranging from approximately $4.60 to $19.80 per share were issued in reliance upon exemption from registration pursuant to Section 4(a)(2) or Rule 506 of Regulation D.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions or any public offering. All recipients had adequate access, through their relationships with us, to information about us. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. The sales of these securities were made without any general solicitation or advertising.

Purchases of Equity Securities

We have never repurchased any of our equity securities.

Dividends

We did not declare or pay dividends on our common stock during fiscal years 2020 and 2019 and we presently do not expect to declare or pay such dividends in the foreseeable future and expect to reinvest all undistributed earnings to expand our operations, which the management believes would be of the most benefit to our stockholders. The declaration of dividends, if any, will be subject to the discretion of our Board of Directors, which may consider such factors as our results of operations, financial condition, capital needs and acquisition strategy, among others.

Equity Compensation Plan Information

Information for our equity compensation plans in effect as of June 30, 2020 is as follows:

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Equity compensation plans approved by security holders(1)	550,694	$11.10	444,057
Equity compensation plans not approved by security holders(2)	28,890	$9.11	-

Total	579,584	$11.00	444,057

(1)	211,800 incentive stock options (“ISO”) and 80,700 non-qualified stock options (“NQSO”) of our common stock were granted under the 2014 Option Plan during the fiscal year ended June 30, 2018. We granted 147,411 incentive stock options and 97,616 non-qualified stock options under the 2014 plan during fiscal year ended June 30, 2019. We granted 15,324 incentive stock options and 3,948 non-qualified stock options under the 2014 plan during the fiscal year ended June 30, 2020. The 2014 Option Plan was approved February 17, 2015, and was amended on October 25, 2017.

(2)	Consists of 7,200 options granted under the 2010 Stock Option Plan (“2010 Option Plan”) and assumed by us in the reverse acquisition. An additional 30,700 non-qualified options were issued. At June 30, 2020 there was 28,890 options outstanding.

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

Overview

We design, develop, manufacture, and sell advanced rechargeable lithium-ion energy storage solutions for lift trucks, and other industrial equipment including airport ground support equipment (“GSE”), energy storage for solar applications, and industrial robotic applications. Our “LiFT Pack” battery packs, including our proprietary battery management system (“BMS”), provide our customers with a better performing, lower cost of ownership, and more environmentally friendly alternative, in many instances, to traditional lead acid and propane-based solutions.

We have received Underwriters Laboratory (“UL”) Listing on our Class 3 Walkie Pallet Jack LiFT Pack product line, our Class 1 Counterbalance/Sit down/Ride-on LiFT Packs, currently have in testing our Class 2 Narrow Aisle LiFT Packs, and are scheduling this year our Class 3 End Rider LiFT Pack. We believe that a UL Listing demonstrates the safety, reliability and durability of our products and gives us an important competitive advantage over other lithium-ion energy suppliers. Many of our LiFT Packs have been approved for use by leading industrial motive manufacturers, including Toyota Material Handling USA, Inc., Crown Equipment Corporation, and Raymond Corporation.

Reverse Stock Split

We effected a 1-for-10 reverse split of our common stock and preferred stock on July 11, 2019 (“2019 Reverse Split”). No fractional shares were issued in connection with the 2019 Reverse Split. If, as a result of the 2019 Reverse Split, a stockholder would otherwise have been entitled to a fractional share, each fractional share was rounded up. The 2019 Reverse Split resulted in a reduction of our outstanding shares of common stock from 51,000,868 to 5,101,580. In addition, it resulted in a reduction of our authorized shares of common stock from 300,000,000 to 30,000,000, and a reduction of our authorized shares of preferred stock from 5,000,000 to 500,000. The par value of our stock remained unchanged at $0.001. In addition, by reducing the number of our outstanding shares, our loss per share in all periods presented was increased by a factor of ten.

Recent Financing Activities

2020 Private Placement. From April 2020 to July 2020, pursuant to private placement offerings, we sold and issued an aggregate of 1,141,250 shares of common stock, at $4.00 per share, for an aggregate purchase price of $4,565,000 in cash to twenty-seven (27) accredited investors. Esenjay and Mr. Dutt, our president and chief executive officer, participated in the initial closing in the amount of $300,000 and $50,000, respectively. Mr. Cosentino, our director, also participated in the offering in the amount of $250,000.

LOC Conversion. On June 30, 2020, there was a partial conversion of the debt underlying the secured promissory notes issued to lenders under the LOC at a conversion price of $4.00 per share (the “Conversion”). Immediately prior to the Conversion, there was an aggregate of approximately $11,791,000 in principal and accrued interest outstanding under all the secured promissory notes evidencing the advance under the LOC. At the option of the lenders, on June 30, 2020, an aggregate of approximately $7,383,000 in principal and accrued interest outstanding under the LOC was converted into 1,845,830 shares of common stock, which consisted of (a) partial conversion of Principal plus interest under the Esenjay LOC Note in the amount of $4,400,000 into 1,100,000 shares of common stock at $4.00 per share, and (b) conversion of approximately $2,983,000 of the secured promissory notes issued in connection with the LOC, principal plus accrued interest, by other lenders, including certain assignees of the Esenjay LOC Note, into 745,830 shares of common stock. Immediately after the Conversion, there was approximately $5,289,709, principal, of which approximately $984,000 was outstanding under the Esenjay LOC Note and approximately $4,306,000 was outstanding under the other lender’s respective notes.

Esenjay Note Conversion. On June 30, 2020, two (2) accredited individuals, who became note holders to the Esenjay Note pursuant to the assignment of such notes by Esenjay to the note holders, converted $500,000 in principal into 125,000 shares of common stock at $4.00 per share (“Esenjay Initial Conversion”). In addition, on July 22, 2020, one (1) individual, who became a note holder to the Esenjay Note pursuant to the assignment of such note to the note holder, elected to convert $400,000 in principal, into 100,000 shares of common stock at $4.00 per share (together with Esenjay Initial Conversion, the “Esenjay Note Conversion”). Immediately prior to the Esenjay Initial Conversion, there was an aggregate of approximately $1,400,000 in principal outstanding under the Esenjay Note. Immediately after the Esenjay Note Conversion, there was approximately $500,000 in principal outstanding under the Esenjay Note, which is convertible into approximately 125,000 shares of common stock at the option of the note holder(s) at $4.00 per share.

Completed Public Offering. On August 14, 2020, we priced an underwritten public offering of our common stock, and as a result of this equity offering and our compliance with other listing requirements, shares of our common stock commenced trading on The NASDAQ Capital Market under the symbol “FLUX.” Prior to the listing on The NASDAQ Capital Market, our common stock was quoted on the OTCQB. On August 18, 2020, we closed this underwritten offering which represented 3,099,250 shares of our common stock at a public offering price of $4.00 per share for gross proceeds of approximately $12.4 million to us prior to deducting underwriting discounts and commissions and offering expenses payable by us, and included the full exercise of the underwriters’ over-allotment option. The shares of common stock offered by us through this underwritten offering were offered pursuant to a registration statement on Form S-1 (File No. 333-231766), which was declared effective by the United States Securities and Exchange Commission on August 12, 2020.

LOC and Esenjay Note Consolidation. In August 2020, we made a payment of $1,000,000 to some of our lenders, including $600,000 to Esenjay, as partial repayment of outstanding principal under the Notes relating to the LOC. On August 31, 2020, we entered into a certain Third Amended and Restated Credit Facility Agreement relating to a secured line of credit for up to a principal amount of $12,000,000 to (i) extend the maturity date from December 31, 2020 to September 30, 2021, and (ii) to include outstanding obligations for an aggregate amount of approximately $564,000, consisting of $500,000 in principal and approximately $64,000 in accrued interest, under the Esenjay Note, into the LOC. As of August 31, 2020, after the consolidation there was approximately $4,396,000 in principal outstanding under the LOC which is convertible, at the option of the note holder, into approximately 1,099,000 shares of common stock (subject to any beneficial ownership limitations) at $4.00 per share. As of August 31, 2020, there was approximately $7,604,000 available for future draws.

PPP Loan. On May 1, 2020, Flux Power applied for and received a loan from the Bank of America, NA (the “BOA”) in the aggregate principal amount of $1,297,083 (the “PPP Loan”) pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan is evidenced by a promissory note dated May 1, 2020, issued by Flux Power to the BOA (the “PPP Note”). The PPP Loan has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The Borrower received the funds on or around May 4, 2020. The PPP Note may be prepaid by Flux Power at any time prior to maturity with no prepayment penalties. Proceeds from the PPP Loan are available to Flux Power to fund designated expenses, including certain payroll costs, group health care benefits and other permitted expenses, in accordance with the PPP. Under the terms of the PPP, up to the entire amount of principal and accrued interest may be forgiven to the extent PPP Loan proceeds are used for qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the U.S. Small Business Administration under the PPP. Flux Power intends to use the entire PPP Loan amount for designated qualifying expenses and to apply for forgiveness of the PPP Loan in accordance with the terms of the PPP. No assurance can be given that Flux Power will obtain forgiveness of the PPP Loan in whole or in part. With respect to any portion of the PPP Loan that is not forgiven, the PPP Loan will be subject to customary provisions for a loan of this type, including customary events of default relating to, among other things, payment defaults, and breaches of the provisions of the PPP Note. As of September 25, 2020, the outstanding balance was approximately $1,297,000.

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

We believe the following critical accounting policies and estimates affect the preparation of our financial statements:

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. The Company has not experienced collections issues related to its accounts receivable and has not recorded an allowance for doubtful accounts during the fiscal years ended June 30, 2020 and 2019.

Inventories

Inventories consist primarily of battery management systems and the related subcomponents, and are stated at the lower of cost (first-in, first-out) or net realizable value. The Company evaluates inventories to determine if write-downs are necessary due to obsolescence or if the inventory levels are in excess of anticipated demand at market value based on consideration of historical sales and product development plans. The Company recorded an adjustment related to obsolete inventory in the amount of approximately $15,000 and $90,000 during the years ended June 30, 2020 and 2019, respectively.

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

Product Warranties

The Company evaluates its exposure to product warranty obligations based on historical experience. Our products, primarily lift equipment packs, are warrantied for five years unless modified by a separate agreement. As of June 30, 2020 and 2019, the Company carried warranty liability of approximately $726,000 and $361,000, respectively, which is included in accrued expenses on the Company’s consolidated balance sheets.

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

Comparison of Results of Operations of the Years ended June 30, 2020 and 2019

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Annual Report.

The following table represents our statement of operations for the years ended June 30, 2020 (“Fiscal 2020”) and June 30, 2019 (“Fiscal 2019”).

	Fiscal 2020		Fiscal 2019
	$	% of Revenues	$	% of Revenues
Revenues	$16,842,000	100%	$9,317,000	100%
Cost of goods sold	14,656,000	87%	8,768,000	94%
Gross profit (loss)	2,186,000	13%	549,000	6%

Operating expenses:
Selling and administrative expenses	9,761,000	58%	7,712,000	83%
Research and development	4,973,000	29%	4,088,000	44%
Total operating expenses	14,734,000	87%	11,800,000	127%

Operating loss	(12,548,000)	-74%	(11,251,000)	-121%

Other income (expense):
Other Income	-	-%	84,000	1%
Interest expense, net	(1,788,000)	-11%	(1,247,000)	-13%

Net loss	$(14,336,000)	-85%	$(12,414,000)	-133%

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

Revenues for Fiscal 2020 increased $7,525,000 or 81%, to $16,842,000, compared to $9,317,000 for Fiscal 2019. This increase in revenues during Fiscal 2020 was primarily attributable to expansion into larger equipment that is part of the fleets of existing customers. Revenue increases also came from selling packs for narrow aisle forklifts and natural business extensions like stationary energy storage. The increase in revenue was also attributable to the increase in battery pack sales across several of the different series of batteries as we continue to add new product lines.

Cost of Sales

Cost of sales for Fiscal 2020 increased $5,888,000 or 67%, to $14,656,000 compared to $8,768,000 for Fiscal 2019. The increase in cost of sales was directly attributable to the substantial increase in sales as discussed above. Cost of sales as a percentage of revenue for Fiscal 2020 was 87%, a decrease of 7%, compared to 94% for Fiscal 2019. The material cost per LiFT Pack in Fiscal 2020 decreased compared to Fiscal 2019 as new design innovation and volume discounts resulted in lower costs of materials per pack. The improvement in lower costs per pack and the higher mix of larger pack sales provided a gross profit during Fiscal 2020 as compared to Fiscal 2019. Warranty expense for Fiscal 2020 increased as a result of the higher sales volume. As of June 30, 2020, we had approximately $726,000 accrued for product warranty liability. The decrease in cost of sales as a percent of revenue is directly related the Company’s gross margin improvement initiative that has resulted in reductions in material costs, simplified component design, decrease in labor expense, and decreased warranty expense per pack. We expect continued improvements to the gross margin as a result of the initiative.

Selling and Administrative Expenses

Selling and administrative expenses for Fiscal 2020 increased $2,049,000 or 27%, to $9,761,000 compared to $7,712,000 for Fiscal 2019. Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, public company costs, consulting costs, professional fees and other expenses. The increase is primarily attributable to increases in stock-based compensation, payroll costs related to additional new hires, and rent expenses associated with our new facility.

Research and Development

Research and development expenses for Fiscal 2020 increased $885,000 or 22%, to $4,973,000 compared to $4,088,000 for Fiscal 2019. Such expenses consist primarily of materials, supplies, salaries and personnel related expenses, testing costs, consulting costs, and other expenses associated with the continued development of our packs, as well as, research into new product opportunities. The increase in expenses was primarily due to the UL listing expenses and additional headcount. We anticipate research and development expenses will remain a significant portion of our expenses as we continue to develop, expand and add new and improved products to our product line-up.

Other Income

Other income during Fiscal 2019 was $84,000 and was related to the liability release of a related party customer deposit.

Interest Expense

Interest expense for Fiscal 2020 increased $541,000 or 43%, to $1,788,000 compared to $1,247,000 for Fiscal 2019. Interest expense consist primarily of interest expense related to our outstanding lines of credit and promissory notes. Interest expense for the year ended June 30, 2019 included additional interest expense of approximately $466,000 agreed to be paid under the Early Conversion Agreement with Esenjay as well as origination fees of $25,000 for the shareholder lines of credit.

Net Loss

Net loss during Fiscal 2020 increased $1,922,000 or 15%, to $14,336,000 compared to $12,414,000 for Fiscal 2019. The increase is primarily attributable to increased research and development costs, selling and administrative expenses, and interest expense, partially offset by improved gross profit.

Liquidity and Capital Resources

Overview

As of June 30, 2020, we had a cash balance of $726,000 and an accumulated deficit of $53,412,000. We believe our current cash balance, combined with the net proceeds from our recent private placement financing and public offering, will provide sufficient liquidity and capital resources to fund planned operations for at least the twelve months following the filing date of this Annual Report. The Company continues to work on securing additional capital from a variety of current and new sources including, but not limited to, working capital line of credit facilities, private placements of convertible debt and/or equity securities and public offerings of our equity. See “Future Liquidity Needs” below.

Cash Flows

Operating Activities

Our operating activities resulted in net cash used in operations of $8,344,000 for Fiscal 2020, compared to net cash used in operations of $10,712,000 for Fiscal 2019. The primary reason for the decrease in net cash used in operations was a lower increases in inventory on hand and accounts receivable, as well as higher increases in accounts payable, accrued liabilities, due to factor, and significant customer deposits, partially offset by increase in net loss as adjusted for noncash operating activities and a decrease in accrued interest.

The net cash used in operating activities for Fiscal 2020 reflects the net loss of $14,336,000 for the period offset primarily by non-cash items in aggregate amount of approximately $4,213,000, including stock-based compensation, non-cash interest expense, non-cash facility lease expense, allowance for inventory reserve, depreciation, and stock issued for services.

The net cash used in operating activities for Fiscal 2019 reflects the net loss of $12,414,000 for the period offset primarily by non-cash items in aggregate amount of approximately $2,985,000, including depreciation, stock-based compensation, stock issued for services, and non-cash interest expense on conversion.

Investing Activities

Net cash used in investing activities for Fiscal 2020 and Fiscal 2019 totaled $323,000 and $275,000, respectively, which consisted primarily of office and warehouse equipment purchases and the cost of internally developed software.

Financing Activities

Net cash provided by financing activities during Fiscals 2020 and 2019 was $9,291,000 and $8,383,000, respectively. The increase in cash provided by financing activities primarily results from the increase in net borrowings from our lines of credit and short-term promissory notes, and proceeds from the Paycheck Protection Program loan, partially offset by a decrease in proceeds from private placement sale of our common stock.

Future Liquidity Needs

We have evaluated our expected cash requirements over the next twelve months, which include, but are not limited to, investments in additional sales and marketing and product development resources, capital expenditures, and working capital requirements and have determined that our existing cash, combined with the net proceeds from our recent private placement financing and public offering, will be sufficient to meet our anticipated capital resources to fund planned operations for the next twelve months. To provide capital for anticipated growth, we intend to seek a revolving line of credit from a bank. In addition, to support our operations and execute on our business plan, we intend to continue to work on securing additional capital from a variety of current and new sources including, but not limited to, working capital line of credit facilities, private placements of convertible debt and/or equity securities and public offerings of our equity. In addition to raising additional capital, the Company has a gross margin improvement initiative in place to improve cash flow from operations. The initiative includes design optimization, improved vendor pricing, lower cost electronic boards for the battery management system, a total redesign of the end rider battery pack, and labor cost reductions.

To the extent that we raise additional funds by issuing equity or convertible debt securities, our shareholders may experience additional significant dilution and such financing may involve restrictive covenants.

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 requires a lessee to recognize a lease asset representing its right to use the underlying asset for the lease term, and a lease liability for the payments to be made to lessor, on its balance sheet for all operating leases with a term greater than 12 months. ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Although ASU 2016-02 is required to be adopted at the earliest period presented using a modified retrospective approach, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018- 11”), which allows for an alternative transition method of adoption by recognizing a cumulative-effect adjustment, if any, to the opening balance of retained earnings in the period of adoption. The Company adopted ASU 2016-02 on July 1, 2019, utilizing the alternative transition method allowed under ASU 2018-11. As a result, the Company recorded right-of-use assets and the lease liability of approximately $2.7 million and $2.7 million, respectively, on its balance sheet as of July 1, 2019. The lease liability represents the present value of the remaining lease payments of the Company’s facility lease (see Note 10), discounted using the Company’s incremental borrowing rate as of July 1, 2019. The corresponding right-of-use lease asset is recorded based on the lease liability, adjusted for the unamortized lease incentives received and the cumulative difference between rent expense and amounts paid under the facility lease. The adoption of this guidance by the Company, effective July 1, 2019, did not have a material impact on the Company’s consolidated financial statements.

On June 20, 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 is intended to reduce the cost and complexity and to improve financial reporting for share-based payments to nonemployees for goods and services. The amendments in ASU 2018-07 are effective for fiscal years beginning after December 15, 2018, including interim periods therein. The adoption of this guidance by the Company, effective July 1, 2019, did not have a material impact on the Company’s consolidated financial statements.

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to the Company, including our consolidated subsidiary, and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based on the management’s assessment and review of our financial statements and results for the fiscal year ended June 30, 2020, we have concluded that our disclosure controls and procedures were effective for purposes stated above.

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

Management’s Report on Internal Control over Financial Reporting

Our management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. As of June 30, 2020 management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of June 30, 2020 based on the COSO criteria.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding the effectiveness of the Company’s internal control over financial reporting, as such report is not required due to the Company’s status as a smaller reporting company.

Change in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the fiscal year ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers and Significant Employees

Identification of Directors, Executive Officers and Significant Employees

The following table and text set forth the names and ages of our current directors, executive officers and significant employees as of September 15, 2020. Our Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders or until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships among any of the directors and executive officers. From time to time, our directors have received compensation in the form of cash and stock grant for their services on the Board.

Name	Age	Position
Ronald F. Dutt(1)	73	Director, Chief Executive Officer and President
Charles A. Scheiwe(1)	54	Chief Financial Officer and Secretary
Jonathan A. Berry	52	Chief Operating Officer
Michael Johnson	72	Director
Lisa Walters-Hoffert(2)(3)	62	Director
Dale Robinette(2)(4)	56	Director
John A. Cosentino, Jr.(2)(5)	70	Director

(1)	Mr. Dutt resigned as our chief financial officer and secretary on December 16, 2018, and upon his resignation, Mr. Scheiwe was appointed as our chief financial officer and secretary on December 17, 2018. Mr. Ronald F. Dutt was appointed as Chairman of the Board of Directors on June 28, 2019 upon the resignation of Christopher Anthony.
(2)	Independent Director
(3)	Chairperson of the Audit Committee
(4)	Chairperson of the Compensation Committee
(5)	Mr. James Gevarges resigned as our director on May 6, 2020, and upon his resignation Mr. Cosentino was appointed to the Board on May 7, 2020. Mr. Cosentino is the chairperson of the Nominating and Corporate Governance Committee.

There are no arrangements or understandings between our directors and executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

Business Experience

Ronald F. Dutt. Chairman, Chief Executive Officer, President, and Director. Mr. Dutt has been our chief executive officer, former interim chief financial officer and director since March 19, 2014. He became our chairman on June 28, 2019. On September 19, 2017, he was also appointed as our president, chief financial officer and corporate secretary. He resigned as chief financial officer and corporate secretary as of December 16, 2018. Previously, he was our chief financial officer since December 7, 2012, and our interim chief executive officer since June 28, 2013. Mr. Dutt has served as the Company’s interim corporate secretary since June 28, 2013. Prior to Flux Power, Mr. Dutt provided chief financial officer and chief operating officer consulting services during 2008 through 2012. In this capacity Mr. Dutt provided financial consulting, including strategic business modeling and managed operations. Prior to 2008, Mr. Dutt served in several capacities as executive vice president, chief financial officer and treasurer for various public and private companies including SOLA International, Directed Electronics, Fritz Companies DHL Americas, Aptera Motors, Inc., and Visa International. Mr. Dutt holds an MBA in Finance from University of Washington and an undergraduate degree in Chemistry from the University of North Carolina. Additionally, Mr. Dutt served in the United States Navy and received an honorable discharge as a Lieutenant.

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

Jonathan A. Berry, Chief Operating Officer. Mr. Berry joined the Company in 2016 and has been our director of operations since 2016. On June 29, 2018, he was appointed as our chief operating officer. Prior to joining the Company in 2016, Mr. Berry was Clean Air Power, Inc.’s group operations director and general manager of the USA operations from 2014 to 2016, and operations director of the UK, Australia, and USA market from 2012 to 2014. Mr. Berry’s experience in the development, implementation, and management of all aspects of supply chain, production, and sales has prepared and qualified him for the position of chief operating officer. Mr. Berry attended the Senior Executive Program at Hult Ashridge Business School in London, England, and has an undergraduate degree in Electrical Engineering from the University of Leeds.

Michael Johnson, Director. Mr. Johnson has been our director since July 12, 2012. Mr. Johnson has been a director of Flux Power since it was incorporated. Since 2002, Mr. Johnson has been a director and the chief executive officer of Esenjay Petroleum Corporation (Esenjay Petroleum), a Delaware company located in Corpus Christi, Texas, which is engaged in the business oil exploration and production. Mr. Johnson’s primary responsibility at Esenjay Petroleum is to manage the business and company as chief executive officer. Mr. Johnson is a director and beneficial owner of Esenjay Investments LLC, a Delaware limited liability company engaged in the business of investing in companies, and an affiliate of the Company owning approximately 40.2% of our outstanding shares, including common stock underlying options, warrants and convertible debt that were exercisable or convertible or which would become exercisable or convertible within 60 days. As a result of Mr. Johnson’s leadership and business experience, he is an industry expert in the natural gas exploration industry and brings a wealth of management and successful company building experience to the board. Mr. Johnson received a Bachelor of Science degree in mechanical engineering from the University of Southwestern Louisiana.

Lisa Walters-Hoffert, Director. Ms. Walters-Hoffert was appointed to our Board on June 28, 2019. Ms. Walters-Hoffert co-founded Daré Bioscience Operations, Inc. (“Daré”) in 2015 and served as Daré’s Chief Business Officer. Following Daré’s business combination with Cerulean Pharma Inc. on July 19, 2017, she became the Chief Financial Officer of the renamed company, Daré Bioscience, Inc. During the 25 years prior to joining the team, Ms. Walters-Hoffert was an investment banker focused primarily on raising equity capital for, and providing advisory services to, small-cap public companies. From 2003 to 2015, Ms. Walters-Hoffert worked at Roth Capital Partners, serving as Managing Director in the Investment Banking Division. Ms. Walters-Hoffert has held various positions in the corporate finance and investment banking divisions of Citicorp Securities in San José, Costa Rica and Oppenheimer & Co, Inc. in New York City, New York. Ms. Walters-Hoffert has served as a member of the Board of Directors of the San Diego Venture Group, as Past Chair of the UCSD Librarian’s Advisory Board, and as Past Chair of the Board of Planned Parenthood of the Pacific Southwest. Ms. Walters-Hoffert graduated magna cum laude from Duke University with a B.S. in Management Sciences. As a senior financial executive with over twenty-five years of experience in investment banking and corporate finance and based on Ms. Walters-Hoffert’s expertise in audit, compliance, valuation, equity finance, mergers, and corporate strategy, the Company believes Ms. Walters-Hoffert is qualified to be on the Board.

Dale T. Robinette, Director. Mr. Robinette was appointed to our Board on June 28, 2019. Mr. Robinette has been a CEO Coach and Master Chair since 2013 as an independent contractor to Vistage Worldwide, Inc., an executive coaching company. In addition, since 2013 Mr. Robinette has been providing business consulting related to top-line growth and bottom line improvement through his company EPIQ Development. Since 2016, Mr. Robinette has been a director of Lenslock, Inc., a mobile technology company that provides mobile video solutions to law enforcement agencies. From 2013 to 2019, Mr. Robinette was the Founder and CEO of EPIQ Space, a marketing website for the satellite industry, a member-based community of suppliers promoting their offerings. Mr. Robinette was with Peregrine Semiconductor, Inc., a manufacturer of high-performance RF CMOS integrated circuits, from 2013 to 2019 in two roles as a Director of Worldwide Sales as well as the Director of the High Reliability Business Unit. Mr. Robinette started his career from 1991 to 2007 at Tyco Electronics Ltd. (known today as TE Connectivity Ltd.), a passive electronics manufacturer, in various sales, sales leadership and product development leadership roles. Mr. Robinette received a Bachelor of Science degree in Business Administration, Marketing from San Diego State University. Based on the above qualifications, the Company believes Mr. Robinette is qualified to be on the Board.

John A. Cosentino, Jr., Director. Mr. Cosentino has been a director of Sturm, Ruger & Company, Inc. (NYSE: RGR), a firearm manufacturing company listed on the NYSE, since 2005 to the present. Mr. Cosentino has been a partner of Ironwood Manufacturing Fund, LP, a private equity fund, since 2002, a director of Simonds International, Inc., a cutting tools manufacturer, since 2001, the Chairman of the Board of Habco Industries LLC, an aerospace equipment and services supplier, since 2012, and Senior Advisor of Ironwood Capital Holdings LLC, a private equity firm, since 2012. He was a director of Addaero LLC, a metal alloy manufacturer, from 2014 to 2019, a director of Whitcraft LLC, a manufacturer of engine and other aerospace components, from 2011 to 2017, a director of the Bilco Company, a manufacturer of building products for commercial and residential construction, from 2007 to 2016, Chairman of North American Specialty Glass LLC, a specialty glass provider, from 2005 to 2012, Vice-Chairman of Primary Steel LLC, a national distribution and fabricator of steel products, from 2005 to 2007, and a director of the Wiremold Company, a manufacturer of wire management and power conditioning systems, from 1991 to 2000. Mr. Cosentino was a partner of Capital Resource Partners, LP, a private capital firm, from 1999 to 2000, and served as a director in a number of its portfolio companies. Mr. Cosentino received an undergraduate degree from Harvard University and an MBA from the University of Pennsylvania. Based on the above qualifications, the Company believes Mr. Cosentino is qualified to be on the Board.

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

Board Composition, Committees and Independence

Under the rules of NASDAQ, “independent” directors must make up a majority of a listed company’s board of directors. In addition, applicable NASDAQ rules require that, subject to specified exceptions, each member of a listed company’s audit and compensation committees be independent within the meaning of the applicable NASDAQ rules. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act.

Our Board has undertaken a review of the independence of each director and considered whether any director has a material relationship with us that could compromise the director’s ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, our Board determined that Ms. Walters-Hoffert, Mr. Cosentino and Mr. Robinette are independent directors as defined in the listing standards of NASDAQ and SEC rules and regulations. A majority of our directors are independent, as required under applicable NASDAQ rules. As required under applicable NASDAQ rules, our independent directors will meet in regularly scheduled executive sessions at which only independent directors are present.

Board Committees

Our Board has established an Audit Committee, a Compensation Committee, and a Nominating and Governance Committee. The composition and responsibilities of each of the committees is described below.

Audit Committee

Audit Committee. The Audit Committee of the Board of Directors currently consists of three independent directors of which at least one, the Chairman of the Audit Committee, qualifies as a qualified financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Ms. Walters-Hoffert is the Chairperson of the Audit Committee and financial expert, and Mr. Robinette and Mr. Cosentino are the other directors who are members of the Audit Committee. The Audit Committee’s duties are to recommend to our Board of Directors the engagement of the independent registered public accounting firm to audit our consolidated financial statements and to review our accounting and auditing principles. The Audit Committee reviews the scope, timing and fees for the annual audit and the results of audit examinations performed by any internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The Audit Committee will at all times be composed exclusively of directors who are, in the opinion of our Board of Directors, free from any relationship that would interfere with the exercise of independent judgment as a committee member and who possess an understanding of consolidated financial statements and generally accepted accounting principles. Our Audit Committee operates under a written charter, which is available on our website at www.fluxpower.com.

Compensation Committee

Compensation Committee. The Compensation Committee establishes our executive compensation policy, determines the salary and bonuses of our executive officers and recommends to the Board stock option grants for our executive officers. Mr. Robinette is the Chairperson of the Compensation Committee, and Ms. Walters-Hoffert and Mr. Cosentino are members of the Compensation Committee. Each of the members of our Compensation Committee are independent under NASDAQ’s independence standards for compensation committee members. Our chief executive officer often makes recommendations to the Compensation Committee and the Board concerning compensation of other executive officers. The Compensation Committee seeks input on certain compensation policies from the chief executive officer. Our Compensation Committee operates under a written charter, which is available on our website at www.fluxpower.com

Nominating and Governance Committee

Nominating and Governance Committee. The Nominating and Governance Committee is responsible for matters relating to the corporate governance of our Company and the nomination of members of the Board and committees of the Board. Mr. Cosentino is Chairperson of the Nominating and Governance Committee, and Ms. Walters-Hoffert and Mr. Robinette are members. Each of the members of our Nominating and Governance Committee is independent under NASDAQ’s independence standards. The Nominating and Governance Committee operates under a written charter, which is available on our website at www.fluxpower.com.

Code of Business Conduct and Ethics

Our Board has adopted a Code of Business Conduct and Ethics (the “Code”) that applies to all of our directors, officers, and employees. Any waivers of any provision of this Code for our directors or officers may be granted only by the Board or a committee appointed by the Board. Any waivers of any provisions of this Code for an employee or a representative may be granted only by our chief executive officer or principal accounting officer. We have filed a copy of the Code with the SEC and have made it available on our website at www.fluxpower.com. In addition, we will provide any person, without charge, a copy of this Code. Requests for a copy of the Code may be made by writing to the Company at is c/o Flux Power Holdings, Inc., 2685 S. Melrose Drive, Vista, California 92081.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and Annual Reports concerning their ownership, of Common Stock and other of our equity securities on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of Forms 3, 4 and 5 and amendments thereto filed electronically with the SEC during the most recent fiscal year, we believe that all reports required by Section 16(a) for transactions in the fiscal year ended June 30, 2020, were timely filed except for a late filing of a Form 4 by Michael Johnson for a transaction dated June 2, 2020.

ITEM 11 - EXECUTIVE COMPENSATION

Compensation for our Named Executive Officers

The following table sets forth information concerning all forms of compensation earned by our named executive officers during the fiscal years ended June 30, 2020 and 2019 for services provided to the Company and its subsidiary.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Ronald F. Dutt, Chief Executive Officer	2020	$195,000	$-	$-	$-	$-	$-	$195,000
Officer, President, and Chairman	2019	$178,654	$-	$-	$1,484,356	$-	$-	$1,663,010

Charles A. Scheiwe(2)	2020	$155,000	$-	$-	$-	$-	$-	$155,000
Chief Financial Officer and Corporate Secretary	2019	$131,231	$-	$-	$338,021	$-	$-	$469,252

Jonathan Berry, Chief Operating Officer	2020	$160,000	$-	$-	$-	$-	$-	$160,000
	2019	$152,500	$-	$-	$338,021	$-	$-	$490,521

(1)	The grant date fair value was determined in accordance with the provisions of FASB ASC Topic No. 718 using the Black-Scholes valuation model with assumptions described in more detail in the notes to our audited financial statements included in this report.

(2)	Mr. Scheiwe became our chief financial officer and secretary on December 17, 2018.

Benefit Plans

We do not have any profit sharing plan or similar plans for the benefit of our officers, directors or employees. However, we may establish such plan in the future.

Equity Compensation Plan Information

In connection with the reverse acquisition of Flux Power, Inc in 2012, we assumed the 2010 Option Plan. As of June 30, 2020, the number of options outstanding to purchase common stock under the 2010 Option Plan was 29,482. No additional options to purchase common stock may be granted under the 2010 Option Plan.

On November 26, 2014, our board of directors approved our 2014 Equity Incentive Plan (“2014 Option Plan”), which was approved by our stockholders on February 17, 2015. The 2014 Option Plan was amended by our board of directors on October 26, 2017 and approved by our stockholders on July 23, 2018. The 2014 Option Plan offers selected employees, directors, and consultants the opportunity to acquire our common stock, and serves to encourage such persons to remain employed by us and to attract new employees. The 2014 Option Plan allows for the award of stock and options, up to 1,000,000 shares of our common stock. We granted 43,850 incentive stock options under the 2014 Option Plan during Fiscal 2016, of which 31,650 remain outstanding at June 30, 2019. No options were granted during Fiscal 2017. We granted 211,800 incentive stock options and 80,700 non-qualified stock options under the 2014 Option Plan during Fiscal 2018. We granted 147,411 incentive stock options and 97,616 non-qualified stock options under the 2014 plan during Fiscal 2019. We granted 15,324 incentive stock options and 3,948 non-qualified stock options under the 2014 plan during Fiscal 2020.

As of June 30, 2020, we had 454,156 and 579,584 options, exercisable and outstanding, respectively, which were granted from the 2014 Option Plan and 2010 Option Plan.

The following table sets forth certain information concerning unexercised options, stock that has not vested, and equity compensation plan awards outstanding as of June 30, 2020 for the named executive officers below:

	Option Awards (1)								Stock Awards
Name	Award Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Ronald Dutt	3/15/2019	28,125	21,875	21,875	$13.60	3/15/2029	-	$-	-	$-
	7/25/2018	29,336	4,191	4,191	19.80	7/25/2028	-	$-	-	$-
	6/29/2018	50,000	-	-	14.40	6/29/2028	-	$-	-	$-
	10/26/2017	43,750	6,250	6,250	4.60	10/26/2027	-	$-	-	$-
	12/22/2015	19,000	-	-	5.00	12/22/2025	-	$-	-	$-
	7/30/2013	17,500	-	-	10.00	7/29/2023	-	$-	-	$-
Charles Scheiwe	3/15/2019	16,875	13,125	13,125	13.60	3/15/2029	-	$-	-	$-
Jonathan Berry	3/15/2019	16,875	13,125	13,125	13.60	3/15/2029	-	$-	-	$-
	6/29/2018	45,500	-	-	14.40	6/29/2028	-	$-	-	$-
	10/26/2017	19,687	2,813	2,813	4.60	10/26/2027	-	$-	-	$-

(1)	The fair value of each option grant is estimated at the date of grant using the Black-Scholes option pricing model. Expected volatility is calculated based on the historical volatility of the Company’s stock. The risk free interest rate is based on the U.S. Treasury yield for a term equal to the expected life of the options at the time of grant.

Aggregated Option/Stock Appreciation Right (“SAR”) exercised and Fiscal year-end Option/SAR value table

Neither our executive officers nor the other individuals listed in the tables above, exercised options or SARs during the fiscal year ended June 30, 2020.

Long-term incentive plans

No long term incentive awards were granted by us in the fiscal year ended June 30, 2020.

Employment Agreements with Executive Officers

We entered into an Employment Agreement with our chief executive officer, Ronald F. Dutt, effective December 11, 2012. Mr. Dutt is an “at-will” employee. The Employment Agreement provided for an annual salary of $170,000. On February 15, 2019, Flux Power Holdings, Inc. entered into an amendment to the Employment Agreement (“Amendment”) with the Company’s president and chief executive officer, Ronald F. Dutt, dated December 7, 2012. The Amendment confirmed Mr. Dutt’s continued services as the president and chief executive officer of the Company and its wholly-owned subsidiary, Flux Power, Inc., and setting Mr. Dutt’s new annual base salary to $195,000. Effective August 30, 2020, our compensation committee approved a new annual base salary of $250,000.

On December 17, 2018, the Board of Directors of the Company appointed Charles A. Scheiwe to serve as our chief financial officer and secretary. In connection with his appointment as the Company’s chief financial officer and secretary, Mr. Scheiwe received an annual base salary of $145,000. Mr. Scheiwe currently receives an annual base salary of $190,000. Mr. Scheiwe is an “at-will” employee.

On June 29, 2018, the Board of Directors of the Company appointed Jonathan Berry to serve as our chief operating officer. In connection with his appointment as the Company’s chief operating officer, Mr. Berry received an annual base salary of $145,000. Mr. Berry currently receives an annual base salary of $190,000. Mr. Berry is an “at-will” employee.

There were no performance based bonuses paid in the fiscal years ended June 30, 2020 and 2019.

2020 Gross Margin Bonus Plan

On December 4, 2019, the Board adopted a 2020 Gross Margin Plan (“GM Plan”) which provided its executives and key senior employees (“Key Executives”) with a cash bonus equal to  2% of base pay for every additional 1% profit margin achieved based on the increase gross profits for calendar year 2020 and to be paid in the first quarter of calendar year 2021. On August 4, 2020, the compensation committee amended the 2020 GM Plan to allow for the early payment of cash bonuses to Key Executives equal to 2% of base pay for every additional 1% profit margin achieved based on (1) the increase in profit margin first half of calendar year 2020, and (2) an adjustment to the bonuses to be paid in the first quarter of calendar year 2021 based on the profit margin achieved during the second half of calendar year 2020 (“Amended GM Plan”).

On August 7, 2020, the Company made cash bonus payments in the aggregate amount of $225,710 to certain Key Executives (the “Awards”) pursuant to the Amended GM Plan, which included payments of $34,047 to Ronald Dutt, Chief Executive Officer, $27,063 to Chuck Scheiwe,  Chief Financial Officer, and $27,936 to Jonathan Berry, Chief Operating Officer. The aggregate amount of such bonus payments was included in the accrued expenses in the accompanying balance sheet as of June 30, 2020. (See Note 5) The Awards were calculated on the basis of increase in profit margins achieved during the first six months of the calendar year 2020.

Incentive Plans

We will continue to explore and evaluate different long-term and short-term incentives to help attract, retain and motivate our employees to align their interest to our business and financial success through the use of equity award and cash bonuses.

Compensation of Non-Executive Directors

In December 2019, our Board approved non-executive director compensation packages as recommended by the Compensation Committee. Below is the compensation packages for non-executive directors approved by the Board for each fiscal year:

Position	Cash Compensation	Equity Compensation
Board Member Compensation
Annual Baseline Compensation	$35,000	$35,000
Additional Chairperson Compensation
Audit	$15,000	$-
Compensation	$10,000	$-
Nominating/Governance	$7,500	$-
Additional Committee Member Compensation
Audit	$7,500	$-
Compensation	$5,000	$-
Nominating/Governance	$3,750	$-

Below is summary of compensation accrued or paid to our non-executive directors during fiscal years ended June 30, 2020 and 2019.

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards(3) ($)	All Other Compensation ($)	Total ($)

Christopher Anthony(1)	2020	-	-	$-	-	$-
	2019	-	-	$33,802	-	$33,802

James Gevarges (2)	2020	$13,750	-	$28,287	-	$42,037
	2019	-	-	$33,802	-	$33,802

Lisa Walters-Hoffert	2020	$29,375	-	$28,287	-	$57,662

Dale Robinette	2020	$28,125	-	$28,287	-	$56,412

John Cosentino	2020	$13,750	-	$23,095	-	$36,845

Michael Johnson	2020	$17,500	-	$28,287	-	$45,787

(1)	Mr. Anthony resigned as our director on June 28, 2019.
(2)	Mr. Gevarges resigned as our director on May 6, 2020.
(3)	The amounts shown in this column represent the full grant date fair value of the award granted, excluding any as computed in accordance with Financial Accounting Standards Board (“FASB”).The following table shows the aggregate number of stock options held by non-employee directors as of June 30, 2020 and June 30, 2019:

Name	Year	Vested Stock Option

Christopher Anthony(1)	2020	1,500
	2019	2,437

James Gevarges(2)	2020	6,761
	2019	2,437

Michael Johnson	2020	1,993
	2019	2,437

Lisa Walters-Hoffert	2020	493

Dale Robinette	2020	493

(1)	Mr. Anthony resigned as our director on June 28, 2019.
(2)	Mr. Gevarges resigned as our director on May 6, 2020.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934, as amended, as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose of or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, subject to community property laws where applicable. As of September 25, 2020, we had a total of 11,419,737 shares of common stock issued and outstanding.

The following table sets forth, as of September 25, 2020, information concerning the beneficial ownership of shares of our common stock held by our directors, our named executive officers, our directors and executive officers as a group, and each person known by us to be a beneficial owner of more than 5% of our outstanding common stock. Unless otherwise indicated, the business address of each of our directors, executive officers and beneficial owners of more than 5% of our outstanding common stock is c/o Flux Power Holdings, Inc., 2685 S. Melrose Drive, Vista, California 92081. Each person has sole voting and investment power with respect to the shares of our common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned		% of Ownership
Officers and Directors
Michael Johnson, Director	4,687,004	(2)	40.2%
Ronald Dutt, Chief Executive Officer, President, and Director	222,938	(3)	1.9%
Charles A Scheiwe, Chief Financial Officer and Secretary	23,750	(4)	*
Jonathan A. Berry, Chief Operating Officer	88,636	(5)	*
John A. Cosentino, Director	88,370	(6)	*
Lisa Walters-Hoffert, Director	1,480	(7)	*
Dale Robinette, Director	1,480	(8)	*
All Officers and Directors as a group (7 people)	5,113,658		42.7%

5% Stockholders
Cleveland Capital, L.P. 1250 Linda Street, Suite 304 Rocky River, OH 44116	1,187,260	(9)	9.9%

* Represents less than 1% of shares outstanding.

(1)	All addresses above are 2685 S. Melrose Drive, Vista, California 92081, unless otherwise stated.
(2)	Includes 4,453,757 shares of common stock held by Esenjay Investments, LLC, of which Mr. Johnson is the sole director and beneficial owner, (ii) 12,310 shares of common stock issuable to Mr. Johnson upon exercise of stock options, and (iii) 220,937 shares of common stock issuable to Esenjay upon conversion of outstanding principal under the LOC.
(3)	Includes 21,660 shares of common stock and 201,278 shares of common stock issuable upon exercise of stock options.
(4)	Includes 5,000 shares of common stock and 18,750 shares of common stock issuable upon exercise of stock options.
(5)	Includes 1,875 shares of common stock and 86,761 shares of common stock issuable upon exercise of stock options.
(6)	Includes 87,500 shares of common stock and 870 shares of common stock issuable upon exercise of stock options.

(7)	Includes 1,480 shares of common stock issuable upon exercise of stock options.
(8)	Includes 1,480 shares of common stock issuable upon exercise of stock options.
(9)	Includes 17,500 shares of common stock held by Wade Massad, 710,855 shares of common stock held by Cleveland and up to approximately 375,700 shares of common stock issuable to Cleveland upon partial conversion of outstanding principal under the LOC (the Cleveland convertible note under the LOC limits the conversion to beneficial ownership of 9.99%), and 83,205 shares of common stock underlying warrant issued to Cleveland, which number became fixed upon closing of the private placement on July 24, 2020 pursuant to the terms of the warrant. Wade Massad is the Co-Managing Member at Cleveland Capital Management LLC, which is the general partner of Cleveland. The convertible notes and warrant limit the conversion such that the beneficial ownership does not exceed 9.99%.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

2020 Private Placement

From April 2020 to July 2020, pursuant to private placement offerings, we sold and issued an aggregate of 1,141,250 shares of common stock, at $4.00 per share, for an aggregate purchase price of $4,565,000 in cash to twenty-seven (27) accredited investors. Esenjay and Mr. Dutt, our president and chief executive officer, participated in the offering in the amount of $300,000 and $50,000, respectively. In addition, Mr. Cosentino, one of our directors, also participated in the offering in the amount of $250,000.

Credit Facility Agreement

On March 28, 2019, Flux Power, entered into an Amended and Restated Credit Facility Agreement with Esenjay, Cleveland and other lenders (Cleveland and Esenjay, together with additional parties that joined and may join as additional lenders, collectively the “Lenders”) relating to a line of credit (“LOC”) to amend and restate the terms of the Credit Facility Agreement dated March 22, 2018 between Flux Power and Esenjay (the Original Credit Facility Agreement) in its entirety to (i) increase the maximum principal amount available under the LOC from $5,000,000 to $7,000,000, (ii) add Cleveland as an additional lender to the LOC pursuant to which each lender has a right to advance a pro rata amount of the principal amount available under the LOC, (iii) extend the maturity date from March 31, 2019 to December 31, 2019, and (iv) to provide for additional parties to become a Lender under the LOC. Mr. Michael Johnson, a member of our board of directors and a major stockholder, is the beneficial owner and director of Esenjay.

To secure the obligations under the secured notes issued under the LOC (LOC Notes), Flux Power entered into an Amended and Restated Security Agreement dated March 28, 2019 with the Lenders (the “Amended Security Agreement”). The Amended Security Agreement amended and restated the Guaranty and Security Agreement dated March 22, 2018, by and between Flux Power and Esenjay, to among other things, amend such agreement to include Cleveland and the other Lender as additional secured parties to the Amended Security Agreement and appoint Esenjay as collateral agent. In connection with the LOC, on March 28, 2019, we issued a secured promissory note to Cleveland (the “Original Cleveland Note”), and an amended and restated secured promissory note to Esenjay, which amended and superseded the secured promissory note dated March 22, 2018 (the “Original Esenjay Note” and together with the Original Cleveland Note, the “Original Notes”). The Original Notes were issued for the aggregate principal amount of $7,000,000 or such lesser principal amount advanced by the respective Lender under the LOC.

The Original Credit Facility Agreement was amended and restated on October 10, 2019 (the “Second Restated Credit Facility Agreement”) to amend and restate the terms of the LOC to increase the line of credit under the LOC from $7,000,000 to $10,000,000 (the “LOC Increase”). In addition, Flux Power and the Lenders amended the Amended Security Agreement to reflect the Second Restated Credit Facility. In connection therewith, each Lender and Flux also entered into an amendment to amend their Original Notes to reflect the LOC Increase (the “Amended Notes”).

On December 31, 2019, the Amended Notes were further amended to (i) increase the LOC from $10,000,000 to $12,000,000, (ii) extend the maturity date of their respective secured promissory note under the Credit Facility from December 31, 2019 to June 30, 2020, and (iii) capitalize all accrued and unpaid interest to the principal amount as of December 31, 2019 (the “Second Amended Notes”). As an inducement to the Lenders for entering into the Second Amended Notes, we granted the Lenders the right to convert, in whole or in parts, all of the outstanding principal amount and accrued and unpaid interest under the Second Amended Notes for shares of common stock, $0.001 par value, at the conversion price equal to the purchase price at the next financing of at least $1,000,000 on or after December 31, 2019.

On June 30, 2020, Flux Power and the Lenders executed the Third Amendment to the Amended and Restated Secured Promissory Note which (i) extended the maturity date of the Secured Notes from June 30, 2020 to December 31, 2020, and (ii) capitalized all accrued and unpaid interest to the principal amount as of June 30, 2020 (the Third Amendment and with the Amended Notes, the Notes. In addition, in connection with our private placement of up to 2,000,000 shares of our common stock, par value $0.001 to accredited investors for an aggregate amount of up to approximately $8,000,000, or $4.00 per share of Common Stock (the “Offering”), we completed an initial closing of the Offering on June 30, 2020 pursuant to which an aggregate of 275,000 shares were issued for $1,100,000 of shares of common stock for cash. As a result of the initial closing of the Offering, each of the Lenders has a right to convert the principal and accrued interest outstanding under their respective Notes into shares of common stock at $4.00 per share, which was the price per share of common stock sold under the Offering.

Following the initial closing of the Offering, Esenjay converted $4,400,000 of its Esenjay LOC Note, which consisted of principal plus accrued interest, into shares of common stock at $4.00 per share, for an aggregate of 1,100,000 shares of common stock (“Conversion”). In addition, on June 26, 2020, Esenjay partially assigned $1,350,000 of its Esenjay LOC Note to certain creditors of Esenjay as settlement of obligations owed by Esenjay to such creditors. As of June 30, 2020, and following the Conversion, Esenjay had approximately $984,000 outstanding under its Note, and Cleveland and the other Lenders had approximately $4,306,000 outstanding under their respective Notes, for a combined total of approximately $5,290,000 outstanding under the LOC. In August 2020, we made a payment of $1,000,000 to some of our lenders, including $600,000 to Esenjay, as partial repayment of outstanding principal under the Notes relating to the LOC. As of August 31, 2020, Esenjay had approximately $884,000 outstanding under its Note, which includes the consolidation of the amount previously due under the Esenjay Note, and Cleveland and the other Lenders had approximately $3,512,000 outstanding under their respective Notes, for a combined total of approximately $4,396,000 outstanding under the LOC. The LOC Notes bear an interest rate of 15% per annum and have a maturity date of September 30, 2021.

Cleveland Loan

On July 3, 2019, Flux Power entered into a loan agreement with Cleveland, pursuant to which Cleveland agreed to provide a loan for $1,000,000 (the “Cleveland Loan”). In connection with the Cleveland Loan, on July 3, 2019, Flux Power issued Cleveland an unsecured short-term promissory note in the amount of $1,000,000 (the “Unsecured Promissory Note”). The Unsecured Promissory Note bears an interest rate of 15.0% per annum and was originally due on September 1, 2019, unless repaid earlier from a percentage of proceeds from certain identified accounts receivable. In connection with the Cleveland Loan, we issued Cleveland a three-year warrant (the “Cleveland Warrant”) to purchase common stock in a number equal to 0.5% of the number of shares of common stock outstanding after giving effect to the total number of shares of common stock to be sold in a contemplated public offering and with an exercise price equal to the per share public offering price.

On September 1, 2019, Flux Power entered into the First Amendment to the Unsecured Promissory Note pursuant to which the maturity date of the Unsecured Promissory Note was modified from September 1, 2019 to December 1, 2019 (the “First Amendment”). In connection with the First Amendment, we replaced the Cleveland Warrant with the Amended and Restated Warrant Certificate (the “Amended Warrant”). The Amended Warrant increased the warrant coverage from 0.5% to 1% of the number of shares of common stock outstanding after giving effect to the total number of shares of common stock sold in the next private or public offering. In addition, the exercise price was also changed to equal the per share price of common stock sold in such offering.

On December 3, 2019, Flux Power entered into the Second Amendment to the Unsecured Promissory Note pursuant to which the maturity date was modified from December 1, 2019 to December 31, 2019 and waived any Event of Default (as defined in the Unsecured Promissory Note) arising from the failure of Flux Power to make the requirement payment due on December 1, 2019 under the First Amendment (the “Second Amendment”). On December 31, 2019, Flux Power entered into the Third Amendment to the Unsecured Promissory Note pursuant to which the maturity date was modified from December 31, 2019 to March 31, 2020, and all accrued and unpaid interest as of December 31, 2019 was capitalized to the principal amount (the “Third Amendment”). On March 31, 2020, Flux Power entered into the Fourth Amendment to the Unsecured Promissory Note pursuant to which the maturity date was modified from March 31, 2020 to April 30, 2020, and all accrued and unpaid interest as of March 31, 2020 was capitalized to the principal amount (the “Fourth Amendment”). On April 30, 2020 Flux Power entered into the Fifth Amendment to the Unsecured Promissory Note pursuant to which extended the maturity date from April 30, 2020 to May 31, 2020, and capitalized all accrued and unpaid interest to the principal amount as of April 30, 2020 (the “Fifth Amendment”). On May 29, 2020, Flux Power entered into the Sixth Amendment to the Unsecured Promissory Note pursuant to which extended the maturity date from May 31, 2020 to June 30, 2020, and capitalized all accrued and unpaid interest to the principal amount (the “Sixth Amendment”). On June 30, 2020, Flux Power entered into the Seventh Amendment to the Unsecured Promissory Note which extended the maturity date from June 30, 2020 to July 31, 2020, and capitalized all accrued and unpaid interest to the principal amount (the “Seventh Amendment”). As of June 30, 2020, there was $1,157,000 in principal outstanding under the Cleveland Note. On July 27, 2020, in connection with the outstanding loan from Cleveland to the Company in the principal amount of $1,157,000, the Company entered into the Eighth Amendment to the Unsecured Promissory Note which extended the maturity date from July 31, 2020 to August 31, 2020, and capitalized all accrued and unpaid interest as of July 27, 2020 to the principal amount (the “Eighth Amendment” and together with the Original Note, the First Amendment, the Second Amendment, the Third Amendment, the Fourth Amendment, the Fifth Amendment, the Sixth Amendment and the Seventh Amendment, the “Cleveland Note”). On August 19, 2020, the Company paid Cleveland the entire remaining principal balance due under the Cleveland Loan, together with all accrued interest payable as of August 19, 2020, in an aggregate amount of approximately $978,000.

Esenjay Loan

On March 9, 2020, we entered into a convertible promissory note with Esenjay (“Original Esenjay Note”) pursuant to which Esenjay provided us with a loan in the principal amount of $750,000 (the “Esenjay Loan”). The Original Esenjay Note bears an interest rate of 15% per annum and was originally due on the earlier of: (i) June 30, 2020, unless extended pursuant to the terms thereunder, or (ii) an occurrence of an event of default. The outstanding obligations under the Original Esenjay Note are convertible into shares of common stock at the cash price per share of the equity securities paid by purchasers in the offering at any time upon consummation of an offering of equity securities of at least $1,000,000 before the maturity date.

On June 2, 2020, the Original Esenjay Note was amended and restated to (i) extend the maturity date from June 30, 2020 to September 30, 2020, and (ii) to increase the principal amount outstanding under the Esenjay Note from $750,000 to $1,400,000 (the “Esenjay Note”).

On June 26, 2020, Esenjay assigned $500,000 of the Esenjay Note to two (2) accredited investors. On June 30, 2020, in connection with the completion of our initial closing of the Offering, the principal amount outstanding under the Esenjay Note became convertible into shares of common stock at $4.00 per share, which was the cash price per share of the Offering (“Esenjay Initial Conversion”). The two note holders converted their notes into shares of common stock at $4.00 per share. In addition, on July 22, 2020, one individual, who became a note holder to the Esenjay Note pursuant to the assignment of such note to the note holder, elected to convert $400,000 in principal, into 100,000 shares of common stock at $4.00 per share (together with the Esenjay Initial Conversion, the Esenjay Note Conversion). Immediately prior to the Esenjay Initial Conversion, there was an aggregate of approximately $1,400,000 in principal outstanding under the Esenjay Note. Immediately after the Esenjay Note Conversion, there was approximately $500,000 in principal outstanding under the Esenjay Note, which is convertible into approximately 125,000 shares of common stock at the option of the note holder(s) at $4.00 per share.

LOC and Esenjay Note Consolidation

On August 31, 2020, we entered into a certain Third Amended and Restated Credit Facility Agreement relating to a secured line of credit for up to a principal amount of $12,000,000 to (i) extend the maturity date from December 31, 2020 to September 30, 2021,and (ii) to include outstanding obligations for an aggregate amount of approximately $564,000, consisting of $500,000 in principal and approximately $64,000 in accrued interest, under the Esenjay Note, into the LOC. As of August 31, 2020, after the consolidation there was approximately $4,396,000 in principal outstanding which is convertible, at the option of the note holder, into approximately 1,099,000 shares of common stock (subject to any beneficial ownership limitations) at $4.00 per share. As of August 31, 2020, there was approximately $7,604,000 available for future draws.

Other Loan Agreements With Esenjay

Between October 2011 and September 2012, we entered into three debt agreements with Esenjay. The three debt agreements consisted of a Bridge Loan Promissory Note (“Bridge Note”), a Secondary Revolving Promissory Note (“Revolving Note”) and an Unrestricted Line of Credit (“Unrestricted LOC”). On December 31, 2015, the Bridge Note and the Revolving Note expired, leaving the Unrestricted LOC available for future draws. The Unrestricted LOC had a maximum borrowing amount of $10,000,000, was convertible at a rate of $6.00 per share, bore interest at 8% per annum and was to mature on January 31, 2019. On October 31, 2018, we entered into an Early Note Conversion Agreement pursuant to which Esenjay converted the outstanding principal amount of $7,975,000 plus accrued and unpaid interest of $1,041,280 under the Bridge Note, Revolving Note and the Unrestricted LOC into 1,502,714 shares of our common stock. In connection with the Early Note Conversion Agreement, we issued an additional 26,802 shares of common stock to Esenjay and recorded the issuance as interest expense at the stock’s fair value of approximately $466,000.

On March 22, 2018, Flux Power entered into a Credit Facility Agreement with Esenjay with a maximum borrowing amount of $5,000,000. Proceeds from the Original Credit Facility Agreement were to be used to purchase inventory and related operational expenses and accrued interest at a rate of 15% per annum. The outstanding balance of the Original Credit Facility and accrued interest was due and payable on March 31, 2019. Funds received from Esenjay since December 5, 2017 and prior to the Original Credit Facility Agreement were consolidated under the Original Credit Facility. As disclosed above, the Original Credit Facility was subsequently amended and restated.

Stockholder Short Term Lines of Credit

On October 26, 2018, we entered into a credit facility agreement with a related party, pursuant to which Cleveland agreed to make available to Flux a line of credit (“2018 Cleveland LOC”) in a maximum principal amount at any time outstanding of up to $2,000,000 with a maturity date of December 31, 2018. The 2018 Cleveland LOC has an origination fee in the amount of $20,000, which represents 1% of the 2018 Cleveland LOC, and carries a simple interest of 12% per annum. Interest is calculated on the basis of the actual daily balances outstanding under the 2018 Cleveland LOC. The 2018 Cleveland LOC was repaid on December 27, 2018.

Transactions with Epic Boats

The Company subleased office and manufacturing space to Epic Boats (an entity founded and controlled by Chris Anthony, our former board member and former Chief Executive Officer) in our facility in Vista, California pursuant to a month-to-month sublease agreement. Pursuant to this agreement, Epic Boats paid Flux Power 10% of facility costs through the end of our lease agreement which was June 30, 2019.

The Company received $18,000 for the year ended June 30, 2019 from Epic Boats under the sublease rental agreement which is recorded as a reduction to rent expense and the customer deposits discussed below.

As of June 30, 2019, the customer deposit totaling approximately $84,000 was recognized as Other Income since Epic Boats has released that deposit liability. There were no customer deposits related to such products as of June 30, 2019 and there were no receivables outstanding from Epic Boats as of June 30, 2019.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditor

For the years ended June 30, 2020 and 2019, the Company’s independent public accounting firm was Squar Milner LLP.

Fees Paid to Principal Independent Registered Public Accounting Firm

The aggregate fees billed by our Independent Registered Public Accounting Firm, for the years ended June 30, 2020 and 2019 are as follows:

	2020	2019
Audit fees(1)	$212,000	$175,000
Audit related fees(2)	-	-
Tax fees(3)	-	-
All other fees(4)	-	-
Total	$212,000	$175,000

(1)	Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and the review of our quarterly financial statements and those services normally provided in connection with statutory or regulatory filings or engagements including comfort letters, consents and other services related to SEC matters. This information is presented as of the latest practicable date for this annual report.

(2)	Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees.” No such fees were incurred during the fiscal years ended June 30, 2020 or 2019.

(3)	Squar Milner LLP does not provide us with tax compliance, tax advice or tax planning services.

(4)	All other fees include fees billed by our independent auditors for products or services other than as described in the immediately preceding three categories. No such fees were incurred during the fiscal years ended June 30, 2020 or 2019.

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

(b) Exhibits:

The following exhibits are filed as part of this Report

Exhibit No.	Description

2.1	Securities Exchange Agreement dated May 18, 2012. Incorporated by reference to Exhibit 2.1 on Form 8-K filed with the SEC on May 24, 2012.
2.2	Amendment No. 1 to the Securities Exchange Agreement dated June 13, 2012. Incorporated by reference to Exhibit 2.2 on Form 8-K filed with the SEC on June 18, 2012.
3.1	Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 on Form 8-K filed with the SEC on February 19, 2015.
3.2	Amended and Restated Bylaws of Flux Power Holdings, Inc. Incorporated by reference to Exhibit 3.1 on Form 8-K filed with the SEC on May 31, 2012.
3.3	Certificate of Amendment to Articles of Incorporation. Incorporated by reference to Exhibit 3.1 on Form 8-K filed with the SEC on August 18, 2017.
3.4	Certificate of Change. Incorporated by reference to Exhibit 3.1 on Form 8-K filed with the SEC on July 12, 2019.

4(vi).	Description of Securities*
10.1	Flux Power Holdings, Inc. 2010 Stock Plan. Incorporated by reference to Exhibit 10.5 on Form 8-K filed with the SEC on June 18, 2012.
10.2	Flux Power Holdings, Inc. 2010 Stock Plan: Form of Stock Option Agreement. Incorporated by reference to Exhibit 10.6 on Form 8-K filed with the SEC on June 18, 2012.
10.3	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on April 9, 2019.
10.4	Terms of Employment with Ronald F. Dutt. Incorporated by reference to Exhibit 10.16 on Form 8-K filed with the SEC on December 13, 2012.
10.5	Amendment to the Employment Agreement, dated February 15, 2019 by and between Flux Power Holdings, Inc. and Ronald F. Dutt. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on February 19, 2019.
10.6	2014 Equity Incentive Plan. Incorporated by reference to Exhibit 10.23 on Form 10-Q filed with the SEC on May 15, 2015.
10.7	Amendment to the Flux Power Holdings Inc. 2014 Equity Incentive Plan. Incorporated by reference to Exhibit 10.20 on Form 10-K filed with the SEC on September 27, 2018.
10.8	Lease Agreement dated April 25, 2019. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on April 30, 2019.
10.9	Amended and Restated Warrant Certificate (Cleveland) dated July 3, 2019. Incorporated by reference to Exhibit 10.2 on Form 8-K filed with the SEC on September 6, 2019.
10.10	First Amendment to Standard Industrial/Commercial Multi Tenant Lease with Accutek dated March 1, 2020. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on March 5, 2020.
10.11	Promissory Note with Bank of America, NA dated May 1, 2020. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on May 7, 2020.
10.12	Third Amended and Restated Credit Facility Agreement. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on September 4, 2020.
10.13	Second Amended and Restated Security Agreement. Incorporated by reference to Exhibit 10.2 on Form 8-K filed with the SEC on September 4, 2020.
10.14	Form of Amended and Restated Promissory Note (LOC Lenders) Incorporated by reference to Exhibit 10.4 on Form 8-K filed with the SEC on September 4, 2020.
10.15	Second Amended and Restated Convertible Promissory Note (Esenjay). Incorporated by reference to Exhibit 10.3 on Form 8-K filed with the SEC on September 4, 2020.
14.1	Code of Business Conduct and Ethics. Incorporated by reference to Exhibit 99.4 on Form 8-K filed with the SEC on July 2, 2019.
21.1	Subsidiaries. Incorporated by reference to Exhibit 21.1 on Form 8-K filed with the SEC on June 18, 2012
23.1	Consent of Independent Registered Public Accounting Firm*
31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.*
31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.*
32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.*
32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

* Filed herewith.

ITEM 16 – FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Flux Power Holdings, Inc.

Dated: September 28, 2020	By:	/s/ Ronald F. Dutt
Ronald F. Dutt
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Charles A. Scheiwe
Charles A. Scheiwe
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald F. Dutt	Director, Chief Executive Officer,	September 28, 2020
Ronald F. Dutt	President and Director (Principal Executive Officer)

/s/ Charles A. Scheiwe	Chief Financial Officer	September 28, 2020
Charles A. Scheiwe	(Principal Financial Officer)

/s/ Michael Johnson	Director	September 28, 2020
Michael Johnson

/s/ John A. Cosentino, Jr.	Director	September 28, 2020
John A. Cosentino, Jr.

/s/ Lisa Walters-Hoffert	Director	September 28, 2020
Lisa Walters-Hoffert

/s/ Dale Robinette	Director	September 28, 2020
Dale Robinette

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Flux Power Holdings, Inc. and its subsidiary (the Company) as of June 30, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

SQUAR MILNER LLP

/s/ SQUAR MILNER LLP

We have served as the Company’s auditor since 2012.

San Diego, California

September 28, 2020

FLUX POWER HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2020	June 30, 2019

ASSETS

Current assets:
Cash	$726,000	$102,000
Accounts receivable	3,069,000	2,416,000
Inventories	5,256,000	3,813,000
Other current assets	787,000	371,000
Total current assets	9,838,000	6,702,000

Right of use asset	3,435,000	-
Other assets	174,000	158,000
Property, plant and equipment, net	528,000	346,000

Total assets	$13,975,000	$7,206,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$4,648,000	$2,483,000
Accrued expenses	1,400,000	858,000
Deferred revenue	4,000	-
Customer deposits	1,563,000	-
Due to factor	469,000	-
Short-term loans – related party	2,057,000	-
Line of credit - related party	5,290,000	6,405,000
Financing lease payable, current portion	28,000	29,000
Office lease payable, current portion	288,000	-
Accrued interest	50,000	571,000
Total current liabilities	15,797,000	10,346,000

Long term liabilities:
Financing lease payable, less current portion	-	29,000
Paycheck Protection Program loan payable	1,297,000	-
Office lease payable, less current portion	3,301,000	-

Total liabilities	20,395,000	10,375,000

Stockholders’ deficit:
Preferred stock, $0.001 par value; 500,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 30,000,000 shares authorized; 7,420,487 and 5,101,580 shares issued and outstanding at June 30, 2020 and June 30, 2019, respectively	7,000	5,000
Additional paid-in capital	46,985,000	35,902,000
Accumulated deficit	(53,412,000)	(39,076,000)
Total stockholders’ deficit	(6,420,000)	(3,169,000)
Total liabilities and stockholders’ deficit	$13,975,000	$7,206,000

The accompanying notes are an integral part of these consolidated financial statements.

FLUX POWER HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended June 30,
	2020	2019
Net revenue	$16,842,000	$9,317,000
Cost of sales	14,656,000	8,768,000

Gross profit	2,186,000	549,000

Operating expenses:
Selling and administrative expenses	9,761,000	7,712,000
Research and development	4,973,000	4,088,000
Total operating expenses	14,734,000	11,800,000

Operating loss	(12,548,000)	(11,251,000)

Other income	-	84,000
Interest expense	(1,788,000)	(1,247,000)

Net loss	$(14,336,000)	$(12,414,000)

Net loss per share - basic and diluted	$(2.80)	$(2.84)

Weighted average number of common shares outstanding - basic and diluted	5,118,713	4,364,271

The accompanying notes are an integral part of these consolidated financial statements.

FLUX POWER HOLDING, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock
	Shares	Capital Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at June 30, 2019	5,101,580	$5,000	$35,902,000	$(39,076,000)	$(3,169,000)

Issuance of common stock – exercised options	3,706	-	4,000	-	4,000
Issuance of common stock - services	3,121	-	30,000	-	30,000
Issuance of common stock - private placement transactions, net	341,250	-	1,365,000	-	1,365,000
Issuance of Common Stock - Debt Conversion	1,970,830	2,000	7,881,000	-	7,883,000
Stock-based compensation	-	-	1,803,000	-	1,803,000
Net loss	-	-	-	(14,336,000)	(14,336,000)
Balance at June 30, 2020	7,420,487	$7,000	$46,985,000	$(53,412,000)	$(6,420,000)

	Common Stock
	Shares	Capital Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at June 30, 2018	3,106,103	$3,000	$19,224,000	$(26,662,000)	$(7,435,000)

Issuance of common stock – services	11,390	-	261,000	-	261,000
Warrant exchange for common stock	3,713	-	-	-	-
Issuance of common stock - private placement transactions, net	399,256	-	4,390,000	-	4,390,000
Issuance of Common Stock - Loan Conversion	1,581,118	2,000	10,083,000	-	10,085,000
Stock based compensation	-	-	1,944,000	-	1,944,000
Net loss	-	-	-	(12,414,000)	(12,414,000)
Balance at June 30, 2019	5,101,580	$5,000	$35,902,000	$(39,076,000)	$(3,169,000)

The accompanying notes are an integral part of these consolidated financial statements.

FLUX POWER HOLDING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Year ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(14,336,000)	$(12,414,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	141,000	81,000
Stock-based compensation	1,803,000	1,944,000
Stock issuance for services	30,000	261,000
Interest expense on conversion	-	699,000
Noncash interest expense	1,599,000	-
Noncash rent expense	323,000	-
Allowance for inventory reserve	317,000	-
Changes in operating assets and liabilities:
Accounts receivable	(653,000)	(1,470,000)
Inventories	(1,760,000)	(2,301,000)
Other current assets	(432,000)	(411,000)
Accounts payable	2,165,000	2,065,000
Accrued expenses	542,000	385,000
Due to factor	469,000	-
Deferred revenue	4,000	-
Accrued interest	50,000	551,000
Office lease payable	(169,000)	-
Customer deposits	1,563,000	(102,000)
Net cash used in operating activities	(8,344,000)	(10,712,000)

Cash flows from investing activities
Purchases of equipment	(323,000)	(275,000)
Net cash used in investing activities	(323,000)	(275,000)

Cash flows from financing activities:
Proceeds from the sale of common stock	1,369,000	4,390,000
Proceeds from Payment Protection Program	1,297,000	-
Repayment of line of credit - related party debt	-	(2,500,000)
Borrowings from short-term loan - related party debt	2,400,000	-
Borrowings from line of credit - related party debt	4,255,000	6,500,000
Principal payments of financing lease payable	(30,000)	(7,000)
Net cash provided by financing activities	9,291,000	8,383,000

Net change in cash	624,000	(2,604,000)
Cash, beginning of period	102,000	2,706,000

Cash, end of period	$726,000	$102,000

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

Initial recognition of right-of-use lease asset and lease liability	$2,706,000	$-
Accrued interest converted into principal	$2,170,000	$-
Interest paid	$137,000	$-
Common stock issued for conversion of related party debt	$7,883,000	$8,475,000
Common stock issued for conversion of accrued interest	$-	$1,610,000
Stock issuance for services	$30,000	$261,000
Equipment purchase through capital lease	$-	$65,000

The accompanying notes are an integral part of these consolidated financial statements.

FLUX POWER HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 and 2019

NOTE 1 - NATURE OF BUSINESS AND REVERSE STOCK SPLIT

Nature of Business

Flux Power Holdings, Inc. (“Flux”) was incorporated in 1998 in the State of Nevada. On June 14, 2012, we changed our name to Flux Power Holdings, Inc. Flux’s operations are conducted through its wholly owned subsidiary, Flux Power, Inc. (“Flux Power”), a California corporation (collectively, the “Company”).

We design, develop, manufacture, and sell advanced rechargeable lithium-ion energy storage solutions for lift trucks, airport ground support equipment (“GSE”) and other industrial motive applications. Our “LiFT” battery packs, including our proprietary battery management system (“BMS”), provide our customers with a better performing, cheaper and more environmentally friendly alternative, in many instances, to traditional lead acid and propane-based solutions.

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

As used herein, the terms “we,” “us,” “our,” “Flux,” and “Company” mean Flux Power Holdings, Inc., unless otherwise indicated. All dollar amounts herein are in U.S. dollars unless otherwise stated

Reverse Stock Split

The Company effected a 1-for-10 reverse split of its common stock and preferred stock on July 11, 2019 (2019 Reverse Split). No fractional shares were issued in connection with the 2019 Reverse Split. If, as a result of the 2019 Reverse Split, a stockholder would otherwise have been entitled to a fractional share, each fractional share was rounded up. The 2019 Reverse Split resulted in a reduction of our outstanding shares of common stock from 51,000,868 to 5,101,580 as of June 30, 2019. In addition, it resulted in a reduction of our authorized shares of common stock from 300,000,000 to 30,000,000, and a reduction of our authorized shares of preferred stock from 5,000,000 to 500,000. The par value of the Company’s stock remained unchanged at $0.001. In addition, by reducing the number of the Company’s outstanding shares, the Company’s loss per share in all periods presented was increased by a factor of ten.

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

Cash and Cash Equivalents

As of June 30, 2020, cash totaled approximately $726,000 and consists of funds held in a non-interest bearing bank deposit account. The Company considers all liquid short-term investments with maturities of less than three months when acquired to be cash equivalents. The Company had no cash equivalents at June 30, 2020 and 2019.

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

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. The Company has not experienced collection issues related to its accounts receivable and has not recorded an allowance for doubtful accounts during the fiscal year ended June 30, 2020 and 2019.

Inventories

Inventories consist primarily of battery management systems and the related subcomponents and are stated at the lower of cost (first-in, first-out) or net realizable value. The Company evaluates inventories to determine if write-downs are necessary due to obsolescence or if the inventory levels are in excess of anticipated demand at market value based on consideration of historical sales and product development plans. The Company recorded an adjustment to inventory reserve related to obsolete and slow moving inventory in the amount of approximately $317,000 during the year ended June 30, 2020.

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

Product revenue is recognized as a distinct single performance obligation which for the Company’s three major customers represents the point in time that they receive delivery of the products, and for all other customers represents the point in time that the Company ships the products. Our customers do have a right to return product but our returns have historically been insignificant.

Product Warranties

The Company evaluates its exposure to product warranty obligations based on historical experience. Our products, primarily lift equipment packs, are warrantied for five years unless modified by a separate agreement. As of June 30, 2020 and 2019, the Company carried warranty liability of approximately $726,000 and $361,000, respectively, which is included in accrued expenses on the Company’s consolidated balance sheets.

Impairment of Long-lived Assets

In accordance with authoritative guidance for the impairment or disposal of long-lived assets, if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through the undiscounted future operating cash flows.

If impairment is indicated, the Company measures the amount of such impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset. The Company believes that no impairment indicators were present, and accordingly no impairment losses were recognized during the fiscal years ended June 30, 2020 and 2019.

Research and Development

The Company is actively engaged in new product development efforts. Research and development cost relating to possible future products are expensed as incurred.

Income Taxes

Pursuant to FASB ASC Topic No. 740, Income Taxes, deferred tax assets or liabilities are recorded to reflect the future tax consequences of temporary differences between the financial reporting basis of assets and liabilities and their tax basis at each year-end. These amounts are adjusted, as appropriate, to reflect enacted changes in tax rates expected to be in effect when the temporary differences reverse. The Company has analyzed filing positions in all of the federal and state jurisdictions where the Company is required to file income tax returns, as well as all open tax years in these jurisdictions. As a result, no unrecognized tax benefits have been identified as of June 30, 2020 or June 30, 2019, and accordingly, no additional tax liabilities have been recorded.

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

For the years ended June 30, 2020 and 2019, basic and diluted weighted-average common shares outstanding were 5,118,713 and 4,364,271, respectively. The Company incurred a net loss for the years ended June 30, 2020 and 2019, and therefore, basic and diluted loss per share for each fiscal year are the same because the inclusion of potential common equivalent shares were excluded from diluted weighted-average common shares outstanding during the period, as the inclusion of such shares would be anti-dilutive. The total potentially dilutive common shares outstanding at June 30, 2020 and 2019, excluded from diluted weighted-average common shares outstanding, which include common shares underlying outstanding convertible debt, stock options and warrants, were 2,210,216 and 588,504, respectively.

New Accounting Standards

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 requires a lessee to recognize a lease asset representing its right to use the underlying asset for the lease term, and a lease liability for the payments to be made to lessor, on its balance sheet for all operating leases with a term greater than 12 months. ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Although ASU 2016-02 is required to be adopted at the earliest period presented using a modified retrospective approach, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018- 11”), which allows for an alternative transition method of adoption by recognizing a cumulative-effect adjustment, if any, to the opening balance of retained earnings in the period of adoption. The Company adopted ASU 2016-02 on July 1, 2019, utilizing the alternative transition method allowed under ASU 2018-11. As a result, the Company recorded right-of-use assets and the lease liability of approximately $2.7 million and $2.7 million, respectively, on its balance sheet as of July 1, 2019. The lease liability represents the present value of the remaining lease payments of the Company’s facility lease (see Note 10), discounted using the Company’s incremental borrowing rate as of July 1, 2019. The corresponding right-of-use lease asset is recorded based on the lease liability, adjusted for the unamortized lease incentives received and the cumulative difference between rent expense and amounts paid under the facility lease. The adoption of this guidance by the Company, effective July 1, 2019, did not have a material impact on the Company’s consolidated financial statements.

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

NOTE 3 - INVENTORIES

Inventories consist of the following:

	June 30, 2020	June 30, 2019
Raw materials	$4,231,000	$2,118,000
Work in process	332,000	645,000
Finished goods	693,000	1,050,000
Total Inventories	$5,256,000	$3,813,000

Inventories consist primarily of our energy storage systems and the related subcomponents, and are stated at the lower of cost or net realizable value. Inventory held at consignment locations is included in our finished goods inventory and totaled $0 and $19,000 as of June 30, 2020 and 2019, respectively.

NOTE 4 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	June 30, 2020	June 30, 2019
Prepaid insurance	$160,000	$28,000
Prepaid inventory	32,000	59,000
Prepaid rent	-	42,000
Prepaid offering costs	547,000	198,000
Prepaid expenses	48,000	44,000
Total Other current assets	$787,000	$371,000

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30, 2020	June 30, 2019
Payroll and bonus accrual	$403,000	$294,000
PTO accrual	270,000	200,000
Warranty liability	726,000	361,000
Sales tax payable	-	2,000
Garnishments	1,000	1,000
Total Accrued expenses	$1,400,000	$858,000

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	June 30, 2020	June 30, 2019
Vehicles	$20,000	$20,000
Machinery and equipment	323,000	246,000
Office equipment	290,000	233,000
Furniture and Equipment	154,000	116,000
Leasehold improvements	54,000	-
	841,000	615,000
Less: Accumulated depreciation	(313,000)	(269,000)
Total property, plant and equipment, net	$528,000	$346,000

Depreciation expense was approximately $141,000 and $81,000, for the years ended June 30, 2020 and 2019, respectively, and is included in selling and administrative expenses in the accompanying consolidated statements of operations.

NOTE 7 – Paycheck Protection Program Loan

On May 1, 2020, the Company applied for and received a loan from the Bank of America, NA (the “BOA”) in the aggregate principal amount of approximately $1,297,000 (the “PPP Loan”) pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan is evidenced by a promissory note dated May 1, 2020, issued by Flux Power to the BOA (the “PPP Note”). The PPP Loan has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The Company received the funds on or around May 4, 2020. The PPP Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Proceeds from the PPP Loan are available to the Company to fund designated expenses, including certain payroll costs, group health care benefits and other permitted expenses, in accordance with the PPP. Under the terms of the PPP, subject to specific limitations, up to the entire amount of principal and accrued interest may be forgiven to the extent PPP Loan proceeds are used for qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the U.S. Small Business Administration under the PPP. The Company intends to use the entire PPP Loan amount for designated qualifying expenses and to apply for forgiveness of the PPP Loan in accordance with the terms of the PPP. No assurance can be given that the Company will obtain forgiveness of the PPP Loan in whole or in part. With respect to any portion of the PPP Loan that is not forgiven, the PPP Loan will be subject to customary provisions for a loan of this type, including customary events of default relating to, among other things, payment defaults, and breaches of the provisions of the PPP Note. As of June 30, 2020, the outstanding balance of the PPP Loan was approximately $1,297,000.

NOTE 8 - RELATED PARTY DEBT AGREEMENTS

Esenjay Loan

On March 9, 2020, the Company and Esenjay entered into a certain convertible promissory note (“Original Esenjay Note”) pursuant to which Esenjay provided the Company with a loan in the principal amount of $750,000 (the “Esenjay Loan”). The Original Esenjay Note bears an interest rate of 15% per annum and was originally due on the earlier of: (i) June 30, 2020, unless extended pursuant to the terms thereunder, or (ii) an occurrence of an event of default. The outstanding obligations under the Original Esenjay Note are convertible into shares of common stock of the Company at the cash price per share of the equity securities paid by purchasers in the offering at any time upon consummation of an offering of equity securities of at least $1,000,000 before the maturity date.

On June 2, 2020, the Original Esenjay Note was amended and restated to (i) extend the maturity date from June 30, 2020 to September 30, 2020, and (ii) to increase the principal amount outstanding under the Original Esenjay Note from $750,000 to $1,400,000 (the “Esenjay Note”).

On June 26, 2020, Esenjay assigned $500,000 of the Esenjay Note to two (2) accredited investors. On June 30, 2020, in connection with the completion of the Company’s initial closing of its 2020 Private Placement offering, the principal amount outstanding under the Esenjay Note became convertible into shares of common stock at $4.00 per share, which was the cash price per share of the Offering (“Esenjay Initial Conversion”). The two note holders converted their notes into shares of common stock at $4.00 per share. As June 30, 2020, the outstanding principal balance of the Esenjay Loan was $900,000.

Cleveland Loan

On July 3, 2019, the Company entered into a loan agreement with Cleveland, pursuant to which Cleveland agreed to loan the Company $1,000,000 (the “Cleveland Loan”). In connection with the Cleveland Loan, on July 3, 2019, the Company issued Cleveland an unsecured short-term promissory note in the amount of $1,000,000 (the “Unsecured Promissory Note”). The Unsecured Promissory Note bears an interest rate of 15.0% per annum and was originally due on September 1, 2019, unless repaid earlier from a percentage of proceeds from certain identified accounts receivable. In connection with the Cleveland Loan, the Company issued Cleveland a three-year warrant (the “Cleveland Warrant”) to purchase the Company’s common stock in a number equal to 0.5% of the number of shares of common stock outstanding after giving effect to the total number of shares of common stock to be sold in a contemplated public offering and with an exercise price equal to the per share public offering price.

On September 1, 2019, the Company entered into the First Amendment to the Unsecured Promissory Note pursuant to which the maturity date of the Unsecured Promissory Note was modified from September 1, 2019 to December 1, 2019 (the “First Amendment”). In connection with the First Amendment, the Company replaced the Cleveland Warrant with the Amended and Restated Warrant Certificate (the “Amended Warrant”). The Amended Warrant increased the warrant coverage from 0.5% to 1% of the number of shares of common stock outstanding after giving effect to the total number of shares of common stock sold in the next private or public offering. In addition, the exercise price was also changed to equal the per share price of common stock sold in such offering. The fair value of such warrants was not significant. (See Note 9)

On December 3, 2019, the Company entered into the Second Amendment to the Unsecured Promissory Note pursuant to which the maturity date was modified from December 1, 2019 to December 31, 2019 and waived any Event of Default (as defined in the Unsecured Promissory Note) arising from the failure of the Company to make the requirement payment due on December 1, 2019 under the First Amendment (the “Second Amendment”). On December 31, 2019, the Company entered into the Third Amendment to the Unsecured Promissory Note pursuant to which the maturity date was modified from December 31, 2019 to March 31, 2020, and all accrued and unpaid interest as of December 31, 2019 was capitalized to the principal amount (the Third Amendment). On March 31, 2020, the Company entered into the Fourth Amendment to the Unsecured Promissory Note pursuant to which the maturity date was modified from March 31, 2020 to April 30, 2020, and all accrued and unpaid interest as of March 31, 2020 was capitalized to the principal amount (the Fourth Amendment). On April 30, 2020 the Company entered into the Fifth Amendment to the Unsecured Promissory Note pursuant to which extended the maturity date from April 30, 2020 to May 31, 2020, and capitalized all accrued and unpaid interest as of April 30, 2020 to the principal amount (the Fifth Amendment). On May 29, 2020, the Company entered into the Sixth Amendment to the Unsecured Promissory Note pursuant to which extended the maturity date from May 31, 2020 to June 30, 2020, and capitalized all accrued and unpaid interest as of May 31, 2020 to the principal amount (the Sixth Amendment). On June 30, 2020, the Company entered into the Seventh Amendment to the Unsecured Promissory Note which extended the maturity date from June 30, 2020 to July 31, 2020, and capitalized all accrued and unpaid interest as of June 30, 2020 to the principal amount (the Seventh Amendment). The outstanding principal balance of the Cleveland Loan as of June 30, 2020 was approximately $1,157,000. On August 19, 2020, the Company paid Cleveland the entire remaining principal balance, together with all accrued interest payable due under the Cleveland Loan. (See Note 14)

Credit Facility

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

On March 28, 2019, Flux Power entered into an amended and restated credit facility agreement (“Amended and Restated Credit Facility Agreement”) with Esenjay and Cleveland (Cleveland and Esenjay, together with additional parties that may join as a lender, the Lenders) to amend and restate the terms of the Original Agreement in its entirety. To secure the obligations under the Notes, Flux Power entered into an Amended and Restated Security Agreement dated March 28, 2019 with the Lenders (as amended, the “Amended Security Agreement”). The Amended Security Agreement amends and restates the Guaranty and Security Agreement dated March 22, 2018 by and between Esenjay and the Company, and added Cleveland and other Lenders as additional secured parties to the Amended Security Agreement and appointing Esenjay as collateral agent.

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

On June 30, 2020, Flux Power and the Lenders executed the Third Amendment to the Amended and Restated Secured Promissory Note which (i) extended the maturity date of the Secured Notes from June 30, 2020 to December 31, 2020, and (ii) capitalized all accrued and unpaid interest to the principal amount as of June 30, 2020 (the Third Amendment and with the Amended Notes, the “Notes”). In addition, in connection with our private placement of up to 2,000,000 shares of our common stock, par value $0.001 to accredited investors for an aggregate amount of up to approximately $8,000,000, or $4.00 per share of Common Stock (the “Offering”), we completed an initial closing of the Offering on June 30, 2020 pursuant to which an aggregate of 275,000 shares were issued for $1,100,000 of shares of common stock for cash. As a result of the initial closing of the Offering, each of the Lenders has a right to convert the principal and accrued interest outstanding under their respective Notes into shares of common stock at $4.00 per share, which was the price per share of common stock sold under the Offering. At the option of the lenders, on June 30, 2020, an aggregate of approximately $7,383,000 in principal and accrued interest outstanding under the LOC was converted into 1,845,830 shares of common stock, which consisted of (a) partial conversion of Principal plus interest under the Esenjay LOC Note in the amount of $4,400,000 into 1,100,000 shares of common stock at $4.00 per share, and (b) conversion of approximately $2,983,000 of the secured promissory notes issued in connection with the LOC, principal plus accrued interest, by other lenders, including certain assignees of the Esenjay LOC Note, into 745,830 shares of common stock. The outstanding principal balance as of June 30, 2020 was approximately $5,290,000 of which Esenjay has $984,000 outstanding, Cleveland has $1,720,000 outstanding, and other lenders have an aggregate of $2,586,000 outstanding. As of June 30, 2020, there was approximately $6,710,000 available for draw under the LOC.

NOTE 9 - STOCKHOLDERS’ DEFICIT

Private Placements

2019 Private Placement

In December 2018, our Board of Directors approved the private placement of up to 454,546 shares of common stock to select accredited investors for a total amount of $5,000,000, or $11.00 per share of common stock with the right of the Board to increase the offering amount to $7,000,000 (the “Offering”). On December 26, 2018, the Company completed an initial closing of the Offering, pursuant to which it sold an aggregate of 335,910 shares of common stock, at $11.00 per share, for an aggregate purchase price of approximately $3,695,000 in cash. A portion of the proceeds from the Offering was used to repay in full approximately $2.6 million in borrowings and accrued interest under two short-term credit facilities provided by Cleveland Capital, L.P. and a stockholder.

On January 29, 2019, the Company conducted its final closing (the “Final Closing”) to its round of private placement to accredited investors that initially closed on December 26, 2018 (“Initial Closing”). Following the Initial Closing to the Final Closing, the Company sold an additional 63,347 shares of its Common Stock (“Shares”), at $11.00 per share, for an aggregate purchase price of approximately $697,000 to two accredited investors. The shares offered and sold in the Offering have not been registered under the Securities Act of 1933, as amended (“Securities Act”), and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act. The shares were offered and sold to the accredited investors in reliance upon exemptions from registration pursuant to Rule 506(c) of Regulation D promulgated under Section 4(a)(2) under the Securities Act.

In the aggregate, the Company issued 399,257 shares of its common stock for an aggregate gross proceeds of approximately $4,392,000 during Fiscal 2019. The Shares were issued on identical terms to those previously reported for the Initial Closing on the Company’s Form 8-K filed with the Securities and Exchange Commission (“SEC”) on December 28, 2018. The Company relied on the exemption from registration pursuant to Rule 506(c) of Regulation D promulgated under Section 4(a)(2) under the Securities Act of 1933, as amended.

2020 Private Placement

On April 22, 2020, the Company sold and issued an aggregate of 66,250 shares of common stock, at $4.00 per share, for an aggregate purchase price of $265,000 in cash to two (2) accredited investors (the “2020 Private Placement”). On June 30, 2020, we completed an initial closing of the 2020 Private Placement offering of up to 2,000,000 shares of our common stock, pursuant to which we sold an aggregate of 275,000 shares of our common stock at $4.00 per share, for an aggregate purchase price of $1,100,000 to six (6) accredited investors. The $1,100,000 aggregate purchase price for such shares was paid in cash. Esenjay and Mr. Dutt, our president and chief executive officer, participated in the initial closing in the amount of $300,000 and $50,000, respectively.

The shares offered and sold in the 2020 Private Placement offering described above have not been registered under the Securities Act of 1933, as amended (“Securities Act”), and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act. The shares were offered and sold to the accredited investors in reliance upon exemptions from registration pursuant to Rule 506(b) of Regulation D promulgated under Section 4(a)(2) under the Securities Act

Debt Conversion

LOC Conversion

On June 30, 2020, there was a partial conversion of the debt underlying the secured promissory notes issued to lenders under the LOC at a conversion price of $4.00 per share (the “Conversion”). At the option of the lenders, on June 30, 2020, an aggregate of approximately $7,383,000 in principal and accrued interest outstanding under the LOC was converted into 1,845,830 shares of common stock, which consisted of (a) partial conversion of Principal plus interest under the Esenjay LOC Note in the amount of $4,400,000 into 1,100,000 shares of common stock at $4.00 per share, and (b) conversion of approximately $2,983,000 of the secured promissory notes issued in connection with the LOC, principal plus accrued interest, by other lenders, including certain assignees of the Esenjay LOC Note, into 745,830 shares of common stock.

Esenjay Note Conversion

On June 30, 2020, two (2) accredited individuals, who became note holders to the Esenjay Note pursuant to the assignment of such notes by Esenjay to the note holders, converted $500,000 in principal into 125,000 shares of common stock at $4.00 per share.

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

Warrant Activity

Warrant detail for the year ended June 30, 2020 is reflected below:

	Number of Warrants	Weighted Average Exercise Price Per Warrant	Remaining Contract Term (# years)
Warrants outstanding and exercisable at June 30, 2019	8,333	$20.00	0.25
Warrants issued	83,205	$4.00	3.00
Warrants exchanged	-	$-	-
Warrants forfeited	(8,333)	$20.00
Warrants outstanding and exercisable at June 30, 2020	83,205	$4.00	2.01

Warrant detail for the year ended June 30, 2019 is reflected below:

	Number of Warrants	Weighted Average Exercise Price Per Warrant	Remaining Contract Term (# years)
Warrants outstanding and exercisable at June 30, 2018	174,079	$20.30	0.74
Warrants issued	-	$-	-
Warrants exchanged	(7,996)	$14.80	-
Warrants forfeited	(157,750)	$19.93	-
Warrants outstanding and exercisable at June 30, 2019	8,333	$20.00	0.25

On July 3, 2019, we issued Cleveland a three-year warrant (the Cleveland Warrant) to purchase the Company’s common stock in a number equal to one-half percent (0.5%) of the number of shares of common stock outstanding after giving effect to the total number of shares of common stock sold in a public offering. The Cleveland Warrant had an exercise price equal to the per share public offering price. On September 1, 2019, the Cleveland Warrant was amended and restated to change the warrant coverage from 0.5% to 1% of the number of shares of common stock outstanding after giving effect to the total number of shares of common stock sold in the next private or public offering (Offering). In addition, the exercise price was also changed to equal the per share price of common stock sold in the Offering. The closing of a private offering constituting the Offering occurred on July 24, 2020. Upon such closing, the Warrant represented a right to purchase up to 83,205 shares of common stock at $4.00 per share (subject to beneficial ownership limitations).

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

Activity in stock options during the year ended June 30, 2020 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2019	580,171	$11.05	8.59
Granted	19,272	$8.45
Exercised	(5,249)	$4.68
Forfeited and cancelled	(14,610)	$11.86
Outstanding at June 30, 2020	579,584	$11.00	7.55
Exercisable at June 30, 2020	454,156	$10.77	7.27

Activity in stock options during the year ended June 30, 2019 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2018	350,726	$8.38	8.87
Granted	245,027	$14.45
Exercised	-	$-
Forfeited and cancelled	(15,582)	$4.64
Outstanding at June 30, 2019	580,171	$11.05	8.59
Exercisable at June 30, 2019	303,611	$10.02	8.01

Stock-based compensation expense recognized in the consolidated statements of operations for the year ended June 30, 2020 and 2019, includes compensation expense for stock-based options and awards granted based on the grant date fair value. For options and awards granted, expenses are amortized under the straight-line method over the expected vesting period. Stock-based compensation expense recognized in the consolidated statements of operations has been reduced for estimated forfeitures of options that are subject to vesting. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

At June 30, 2020, the aggregate intrinsic value of exercisable options was approximately $608,000.

We allocated stock-based compensation expense included in the consolidated statements of operations for employee option grants and non-employee option grants as follows:

Years ended June 30,	2020	2019
Research and development	$215,000	$314,000
Selling and administrative	1,588,000	1,630,000
Total stock-based compensation expense	$1,803,000	$1,944,000

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. The fair value of stock options was measured at the grant date using the assumptions (annualized percentages) in the table below:

Years ended June 30,	2020	2019
Expected volatility	100.6% - 119.6%	111.4% -112.2%
Risk free interest rate	0.35% - 2.00%	2.43% - 2.45%
Forfeiture rate	20%	20%
Dividend yield	0%	0%
Expected term (years)	6.35	5.61

The remaining amount of unrecognized stock-based compensation expense at June 30, 2020 relating to outstanding stock options, is approximately $933,000, which is expected to be recognized over the weighted average period of 1.39 years.

NOTE 10 - INCOME TAXES

Pursuant to the provisions of FASB ASC Topic No. 740 Income Taxes (“ASC 740”), deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income taxes has been made in the accompanying statement of operations because no recoverable taxes were paid previously. Significant components of the Company’s net deferred tax assets at June 30, 2020 and 2019 are shown below. A valuation allowance of approximately $15,174,000 and $11,636,000 has been established to offset the net deferred tax assets as of June 30, 2020 and 2019, respectively, due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets.

The Company is subject to taxation in the United States and California. The Company’s tax years for 2010 and forward are subject to examination by the United States and California tax authorities due to the carry forward of unutilized net operating losses and research and development credits (if any).

The Company has incurred losses since inception, so no current income tax provision or benefit has been recorded. Significant components of the Company’s net deferred tax assets are shown in the table below.

	Year Ended June 30,
	2020	2019
Deferred Tax Assets:
Net operating loss carryforwards	$12,865,000	$10,028,000
Stock compensation	1,652,000	1,407,000
Interest expense Sec. 163	261.000	55,000
Lease liability	1,004,000	-
Other, net	353,000	146,000
Net deferred tax assets	16,135,000	11,636,000
Valuation allowance for deferred tax assets	(15,174,000)	(11,636,000)
Total deferred tax assets	$961,000	$-

Deferred Tax Liabilities:
Right of use asset	$(961,000)	$-
Total deferred tax liabilities	(961,000)	-
Net deferred tax liabilities	$-	$-

At June 30, 2020, the Company had unused net operating loss carryovers of approximately $45,675,000 and $46,873,000 that are available to offset future federal and state taxable income, respectively. These operating losses begin to expire in 2030.

The provision for income taxes on earnings subject to income taxes differs from the statutory federal rate at June 30, 2020 and 2019, due to the following:

	Year Ended June 30,
	2020	2019
Federal income taxes at 21%	$(3,011,000)	$(2,607,000)
State income taxes, net	(1,001,000)	(867,000)
Permanent differences and other	474,000	450,000
Other true ups, if any	-	(23,000)
Change in federal tax rate	-	-
Change in valuation allowance	(3,538,000)	(3,047,000)
Provision for income taxes	$-	$-

Internal Revenue Code Sections 382 limits the use of our net operating loss carryforwards if there has been a cumulative change in ownership of more than 50% within a three-year period. The Company has not yet completed a Section 382 net operating loss analysis. In the event that such analysis determines there is a limitation on the use on net operating loss carryforwards to offset future taxable income, the recorded deferred tax asset relating to such net operating loss carryforwards will be reduced. However, as the Company has recorded a full valuation allowance against its net deferred tax assets, there is no impact on the Company’s consolidated financial statements as of June 30, 2020 and 2019.

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

In accordance with ASC 740, there are no unrecognized tax benefits as of June 30, 2020 or June 30, 2019.

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

The Company received $18,000 for the year ended June 30, 2019 from Epic Boats under the sublease rental agreement which is recorded as a reduction to rent expense and the customer deposits discussed below.

As of June 30, 2019 the customer deposit totaling approximately $84,000 was recognized as Other Income since Epic Boats has released that deposit liability. There were no customer deposits related to such products as of June 30, 2019 and there were no receivables outstanding from Epic Boats as of June 30, 2019.

NOTE 12 - CONCENTRATIONS

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and unsecured trade accounts receivable. The Company maintains cash balances at a financial institution in San Diego, California. Our cash balance at this institution is secured by the Federal Deposit Insurance Corporation up to $250,000. As of June 30, 2020, cash totaled approximately $726,000, which consists of funds held in a non-interest bearing bank deposit account. The Company has not experienced any losses in such accounts. Management believes that the Company is not exposed to any significant credit risk with respect to its cash.

Customer Concentrations

During the year ended June 30, 2020, the Company had three (3) major customers that each represented more than 10% of its revenues, on an individual basis, and together represented approximately $10,045,000 or 60% of its total revenues.

During the year ended June 30, 2019, the Company had four (4) major customers that each represented more than 10% of its revenues, on an individual basis, and together represented approximately $8,072,000 or 87% of its total revenues.

Suppliers/Vendor Concentrations

The Company obtains a limited number of components and supplies included in its products from a small group of suppliers. During the year ended June 30, 2020 the Company had two (2) suppliers who accounted for more than 10% of its total purchases, on an individual basis, and together represented approximately $6,598,000 or 35% of its total purchases.

During the year ended June 30, 2019 the Company had three (3) suppliers who accounted for more than 10% of its total purchases, on an individual basis, and together represented approximately $6,855,000 or 62% of its total purchases.

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

On February 26, 2020, the Company entered into the First Amendment to Standard Industrial/Commercial Multi-Tenant Lease dated April 25, 2019 (the “Amendment”) with Accutek to rent an additional 16,309 rentable square feet of space plus a residential unit of approximately 1,230 rentable square feet (for a total of approximately 17,539 rentable square feet). The lease for the additional space commenced 30 days following the occupancy date of the additional space, and terminates concurrently with the term for the lease of the original lease, which expires on November 20, 2026. The base rent for the additional space is the same rate as the space rented under the terms of the original lease, $0.93 per rentable square (subject to 3% annual increase). In connection with the Amendment, the Company purchased certain existing office furniture for a total purchase price of $8,300.

Total rent expense was approximately $673,000 and $168,000 for the years ended June 30, 2020 and 2019, respectively, net of sublease income.

The Future Minimum Lease Payments are:

2021	$594,000
2022	704,000
2023	726,000
2024	791,000
2025	815,000
Thereafter	1,198,000

Total Future Minimum Lease Payments	4,828,000
Less: discount	(1,239,000)
Total lease liability	$3,589,000

NOTE 14 - SUBSEQUENT EVENTS

Cleveland Loan

On July 9, 2020, the Company made a payment to Cleveland in the amount of $200,000 as a partial payment of the outstanding principal balance of the Cleveland Loan.

On July 27, 2020, in connection with the outstanding loan from Cleveland to the Company in the principal amount of $1,157,000, the Company entered into the Eighth Amendment to the Unsecured Promissory Note which extended the maturity date from July 31, 2020 to August 31, 2020, and capitalized all accrued and unpaid interest as of July 27, 2020 to the principal amount (the Eighth Amendment and together with the Original Note, the First Amendment, the Second Amendment, the Third Amendment, the Fourth Amendment, the Fifth Amendment, the Sixth Amendment and the Seventh Amendment, the “Cleveland Note”). All accrued and unpaid interest as of July 27, 2020 was capitalized to the principal amount.

On August 19, 2020, the Company paid Cleveland the entire remaining principal balance due under the Cleveland Loan, together with all accrued interest payable as of August 19, 2020, in an aggregate amount of approximately $978,000.

Conversion of debt

On July 22, 2020, one individual, who became a note holder to the Esenjay Note pursuant to the assignment of such note to the note holder, elected to convert $400,000 in principal, into 100,000 shares of common stock at $4.00 per.

Private Placement

On July 24, 2020, the Company sold and issued an aggregate of 800,000 shares of common stock, at $4.00 per share, for an aggregate purchase price of $3,200,000 in cash to accredited investors (the “Offering”). The shares offered and sold in the Offering have not been registered under the Securities Act of 1933, as amended (“Securities Act”), and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act. The shares were offered and sold to the accredited investors in reliance upon exemptions from registration pursuant to Rule 506(b) of Regulation D promulgated under Section 4(a)(2) under the Securities Act.

2020 Gross Margin Bonus Plan

On December 4, 2019, the Board adopted a 2020 Gross Margin Plan (“GM Plan”) which provided its executives and key senior employees (“Key Executives”) with a cash bonus equal to  2% of base pay for every additional 1% profit margin achieved based on the increase gross profits for calendar year 2020 and to be paid in the first quarter of calendar year 2021. On August 4, 2020, the compensation committee amended the 2020 GM Plan to allow for the early payment of cash bonuses to Key Executives equal to 2% of base pay for every additional 1% profit margin achieved based on (1) the increase in profit margin first half of calendar year 2020, and (2) an adjustment to the bonuses to be paid in the first quarter of calendar year 2021 based on the profit margin achieved during the second half of calendar year 2020 (“Amended GM Plan”).

On August 7, 2020, the Company made cash bonus payments in the aggregate amount of $225,710 to certain Key Executives (the “Awards”) pursuant to the Amended GM Plan, which included payments of $34,047 to Ronald Dutt, Chief Executive Officer, $27,063 to Chuck Scheiwe,  Chief Financial Officer, and $27,936 to Jonathan Berry, Chief Operating Officer. The aggregate amount of such bonus payments was included in the accrued expenses in the accompanying balance sheet as of June 30, 2020. (See Note 5) The Awards were calculated on the basis of increase in profit margins achieved during the first six months of the calendar year 2020.

Uplisting on the NASDAQ Capital Market

On August 14, 2020, our common stock commenced trading on The NASDAQ Capital Market under the symbol “FLUX.” Prior to the listing on The NASDAQ Capital Market, our common stock was quoted on the OTCQB.

Partial Repayment of LOC

In August 2020, the Company paid down an aggregate principal amount of $1,000,000 of the outstanding balance under the LOC.

Public Offering

On August 18, 2020, the Company closed an underwritten public offering of its common stock priced at a public offering price of $4.00 per share for gross proceeds of approximately $12.4 million, which included the full exercise of the underwriter’s over-allotment option to purchase additional shares, prior to deducting underwriting discounts and commissions and offering expenses payable by Flux Power. The offering was comprised of shares of common stock priced at a public offering price of $4.00 per share. A total of 3,099,250 shares of common stock were issued in the offering, including the full exercise of the over-allotment option. The securities were offered pursuant to a registration statement on Form S-1 (File No. 333-231766), which was declared effective by the United States Securities and Exchange Commission on August 12, 2020.

Debt Consolidation

On August 31, 2020, the Company entered into a certain Third Amended and Restated Credit Facility Agreement relating to a secured line of credit for up to a principal amount of $12,000,000 to (i) extend the maturity date from December 31, 2020 to September 30, 2021, and (ii) to include outstanding obligations for an aggregate amount of approximately $564,000, consisting of $500,000 in principal and approximately $64,000 in accrued interest, under the Esenjay Note, into the LOC. As of August 31, 2020, there was approximately $4,396,000 in principal outstanding under the LOC and approximately $7,604,000 available for future draws.

