Form 10-Q
period 2020-09-30
Flux Power Holdings, Inc.
filed 2020-11-12
CIK 1083743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-31543

FLUX POWER HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	86-0931332
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

2685 S. Melrose Drive, Vista, California	92081
(Address of principal executive offices)	(Zip Code)

877-505-3589

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	FLUX	NASDAQ Capital Market

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

Yes [  ] No [X]

The number of shares of registrant’s common stock outstanding as of November 10, 2020 was 11,960,084.

FLUX POWER HOLDINGS, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2020

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements. The forward-looking statements are contained principally in the section captioned “Description of Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020 filed with the SEC on September 28, 2020. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would,” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. You should read these factors and the other cautionary statements made in this report and in the documents we incorporate by reference into this report as being applicable to all related forward-looking statements wherever they appear in this report or the documents we incorporate by reference into this report. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements include, among other things, statements relating to:

●	our ability to continue as a going concern;

●	our ability to secure sufficient funding and alternative source of funding to support our current and proposed operations, which could be more difficult in light of the negative impact of the COVID-19 pandemic on investor sentiment and investing ability;

●	our anticipated growth strategies and our ability to manage the expansion of our business operations effectively;

●	our ability to maintain or increase our market share in the competitive markets in which we do business;

●	our ability to grow net revenue and increase our gross profit margin;

●	our ability to keep up with rapidly changing technologies and evolving industry standards, including our ability to achieve technological advances;

●	our dependence on the growth in demand for our products;

●	our ability to compete with larger companies with far greater resources than we have;

●	our continued ability to obtain raw materials and other supplies for our products at competitive prices and on a timely basis, particularly in light of the potential impact of the COVID-19 pandemic on our suppliers and supply chain;

●	our ability to diversify our product offerings and capture new market opportunities;

●	our ability to source our needs for skilled labor, machinery, parts, and raw materials economically;

●	our ability to retain key members of our senior management;

●	our ability to continue to operate safely and effectively during the COVID-19 pandemic; and

●	our dependence on our major customers.

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

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this report only:

●	the “Company,” “Flux,” “we,” “us,” and “our” refer to the combined business of Flux Power Holdings, Inc., a Nevada corporation and its wholly-owned subsidiary, Flux Power, Inc., a California corporation (“Flux Power”).

●	“Exchange Act” refers the Securities Exchange Act of 1934, as amended;

●	“SEC” refers to the Securities and Exchange Commission; and

●	“Securities Act” refers to the Securities Act of 1933, as amended.

PART I - Financial Information

Item 1. Financial Statements

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020 (Unaudited)	June 30, 2020

ASSETS

Current assets:
Cash	$6,150,000	$726,000
Accounts receivable	3,162,000	3,069,000
Inventories	6,049,000	5,256,000
Other current assets	488,000	787,000
Total current assets	15,849,000	9,838,000
Right of use asset	3,337,000	3,435,000
Other assets	132,000	174,000
Property, plant and equipment, net	688,000	528,000

Total assets	$20,006,000	$13,975,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$3,791,000	$4,648,000
Accrued expenses	1,453,000	1,400,000
Deferred revenue	48,000	4,000
Customer deposits	920,000	1,563,000
Due to Factor	-	469,000
Short-term loans – related party	-	2,057,000
Line of credit - related party	4,396,000	5,290,000
Financing lease payable	18,000	28,000
Office lease payable, current portion	345,000	288,000
Accrued interest	248,000	50,000
Total current liabilities	11,219,000	15,797,000

Long term liabilities:
Paycheck Protection Program loan payable	1,297,000	1,297,000
Office lease payable, less current portion	3,197,000	3,301,000

Total liabilities	15,713,000	20,395,000

Stockholders’ equity (deficit):

Preferred stock, $0.001 par value; 500,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 30,000,000 shares authorized; 11,419,737 and 7,420,487 shares issued and outstanding at September 30, 2020 and June 30, 2020, respectively	11,000	7,000
Additional paid-in capital	61,678,000	46,985,000
Accumulated deficit	(57,396,000)	(53,412,000)

Total stockholders’ equity (deficit)	4,293,000	(6,420,000)

Total liabilities and stockholders’ equity (deficit)	$20,006,000	$13,975,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2020	2019
Net revenue	$4,499,000	$1,919,000
Cost of sales	3,626,000	1,802,000

Gross profit	873,000	117,000

Operating expenses:
Selling and administrative expenses	2,920,000	2,262,000
Research and development	1,507,000	1,341,000
Total operating expenses	4,427,000	3,603,000

Operating loss	(3,554,000)	(3,486,000)

Interest expense	(430,000)	(328,000)

Net loss	$(3,984,000)	$(3,814,000)

Net loss per share - basic and diluted	$(0.42)	$(0.75)

Weighted average number of common shares outstanding - basic and diluted	9,536,441	5,103,342

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

	Common Stock
	Shares	Capital Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at June 30, 2020	7,420,487	$7,000	$46,985,000	$(53,412,000)	$(6,420,000)

Issuance of common stock – private placement transactions, net	800,000	1,000	3,199,000	-	3,200,000
Issuance of common stock – debt conversion	100,000	-	400,000	-	400,000
Issuance of common stock – public offering, net of costs	3,099,250	3,000	10,695,000	-	10,698,000
Fair value of warrants issued	-	-	174,000	-	174,000
Stock based compensation	-	-	225,000	-	225,000
Net loss	-	-	-	(3,984,000)	(3,984,000)
Balance at September 30, 2020	11,419,737	$11,000	$61,678,000	$(57,396,000)	$4,293,000

	Common Stock
	Shares	Capital Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at June 30, 2019	5,101,580	$5,000	$35,902,000	$(39,076,000)	$(3,169,000)

Issuance of common stock – exercised options	2,894	-	-	-	-
Stock based compensation	-	-	451,000	-	451,000
Net loss	-	-	-	(3,814,000)	(3,814,000)
Balance at September 30, 2019	5,104,474	$5,000	$36,353,000	$(42,890,000)	$(6,532,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(3,984,000)	$(3,814,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	54,000	33,000
Stock-based compensation	225,000	451,000
Fair value of warrant issued as debt issuance cost	174,000	-
Noncash interest expense	29,000	-
Noncash rent expense	98,000	88,000
Allowance for inventory reserve	(219,000)	-
Amortization of prepaid offering costs	547,000	-
Changes in operating assets and liabilities:
Accounts receivable	(93,000)	1,390,000
Inventories	(574,000)	(311,000)
Other current assets	(206,000)	(132,000)
Accounts payable	(857,000)	309,000
Accrued expenses	53,000	(103,000)
Due to Factor	(469,000)	382,000
Accrued interest	198,000	282,000
Office lease payable	(47,000)	2,000
Deferred revenue	44,000	-
Customer deposits	(643,000)	-
Net cash used in operating activities	(5,670,000)	(1,423,000)

Cash flows from investing activities
Purchases of equipment	(214,000)	(104,000)
Net cash used in investing activities	(214,000)	(104,000)

Cash flows from financing activities:
Proceeds from issuance of common stock in private placement	3,200,000	-
Proceeds from issuance of common stock in public offering, net of offering costs	10,698,000	-
Borrowings from line of credit - related party debt	-	1,595,000
Payment of short-term loan – related party	(1,178,000)	-
Payment of line of credit – related party	(1,402,000)	-
Principal payments on financing lease payable	(10,000)	(7,000)
Net cash provided by financing activities	11,308,000	1,588,000

Net change in cash	5,424,000	61,000
Cash, beginning of period	726,000	102,000

Cash, end of period	$6,150,000	$163,000

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Initial recognition of right-of-use lease asset and lease liability	$-	$2,706,000
Common stock issued for conversion of related party debt	$400,000	$-
Accrued interest converted into principal	$29,000	$-
Supplemental schedule of cash flow information:
Interest paid	$29,000	$46,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

NOTE 1 - NATURE OF BUSINESS AND REVERSE STOCK SPLIT

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) applicable to interim reports of companies filing as a smaller reporting company. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020 filed with the SEC on September 28, 2020. In the opinion of management, the accompanying condensed consolidated interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or any other future period. Certain notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Company’s Annual Report on Form 10-K have been omitted. The accompanying condensed consolidated balance sheet at June 30, 2020 has been derived from the audited balance sheet at June 30, 2020 contained in such Form 10-K.

Nature of Business

Flux Power Holdings, Inc. (“Flux”) was incorporated in 1998 in the State of Nevada. On June 14, 2012, Flux entered into a reverse merger and changed its name to Flux Power Holdings, Inc. (“Flux”). Flux’s operations are conducted through its wholly owned subsidiary, Flux Power, Inc. (“Flux Power”), a California corporation (collectively, the “Company”).

The Company designs, develops, manufactures, and sells advanced rechargeable lithium-ion energy storage solutions for lift trucks, airport ground support equipment (“GSE”) and other industrial motive applications. The Company’s “LiFT” battery packs, including its proprietary battery management system (“BMS”), provide its customers with a better performing, cheaper and more environmentally friendly alternative, in many instances, to traditional lead acid and propane-based solutions.

The Company has received Underwriters Laboratory (“UL”) Listing on its Class 3 Walkie Pallet Jack (“Class 3 Walkie”) LiFT pack product line in 2016 and expect to finalize UL listing during calendar 2020 for its other product lines, which include Class 1 Counterbalance/Sit down/Ride-on (“Class 1 Ride-on”) LiFT packs, Class 2 Narrow Aisle LiFT packs, and Class 3 End Rider LiFT packs. The Company believes that a UL Listing demonstrates the safety, reliability and durability of its products and gives it an important competitive advantage over other lithium-ion energy suppliers. The Company’s Class 3 Walkie LiFT packs have been approved for use by leading industrial motive manufacturers, including Toyota Material Handling USA, Inc., Crown Equipment Corporation, and Raymond Corporation.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020. There have been no material changes in these policies or their application.

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

For the three months ended September 30, 2020 and 2019, basic and diluted weighted-average common shares outstanding were 9,536,441 and 5,103,342, respectively. The Company incurred a net loss for the three months ended September 30, 2020 and 2019, and therefore, basic and diluted loss per share for the periods are the same because potential common equivalent shares were excluded from diluted weighted-average common shares outstanding during the period, as the inclusion of such shares would be anti-dilutive. The total potentially dilutive common shares outstanding at September 30, 2020 and 2019, excluded from diluted weighted-average common shares outstanding, which include common shares underlying outstanding convertible debt, stock options and warrants, were 1,946,101 and 571,421, respectively.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation for comparative purposes.

NOTE 3 – PAYCHECK PROTECTION PROGRAM LOAN

On May 1, 2020, the Company applied for and received a loan from the Bank of America, NA (the “BOA”) in the aggregate principal amount of approximately $1,297,000 (the “PPP Loan”) pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan is evidenced by a promissory note dated May 1, 2020, issued by Flux Power to the BOA (the “PPP Note”). The PPP Loan has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The Company received the funds on or around May 4, 2020. The PPP Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Proceeds from the PPP Loan are available to the Company to fund designated expenses, including certain payroll costs, group health care benefits and other permitted expenses, in accordance with the PPP. Under the terms of the PPP, subject to specific limitations, up to the entire amount of principal and accrued interest may be forgiven to the extent PPP Loan proceeds are used for qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the U.S. Small Business Administration under the PPP. The Company intends to use the entire PPP Loan amount for designated qualifying expenses and to apply for forgiveness of the PPP Loan in accordance with the terms of the PPP. No assurance can be given that the Company will obtain forgiveness of the PPP Loan in whole or in part. With respect to any portion of the PPP Loan that is not forgiven, the PPP Loan will be subject to customary provisions for a loan of this type, including customary events of default relating to, among other things, payment defaults, and breaches of the provisions of the PPP Note. As of September 30, 2020, the outstanding balance of the PPP Loan was approximately $1,297,000.

NOTE 4 - RELATED PARTY DEBT AGREEMENTS

Esenjay Loan

On March 9, 2020, the Company and Esenjay entered into a certain convertible promissory note (“Original Esenjay Note”) pursuant to which Esenjay provided the Company with a loan in the principal amount of $750,000 (the “Esenjay Loan”). The section below describes the original Esenjay Loan and subsequent changes and modifications made to the Esenjay Loan through August 31, 2020 at which time $564,000 of remaining principal and accrued interest outstanding under the Esenjay Loan became part of the Credit Facility Agreement as described below (See “Credit Facility” below).

The Original Esenjay Note bore an interest rate of 15% per annum and was originally due on the earlier of: (i) June 30, 2020, unless extended pursuant to the terms thereunder, or (ii) an occurrence of an event of default. The outstanding obligations under the Original Esenjay Note were convertible into shares of common stock of the Company at the cash price per share of the equity securities paid by purchasers in the offering at any time upon consummation of an offering of equity securities of at least $1,000,000 before the maturity date.

On June 2, 2020, the Original Esenjay Note was amended and restated to (i) extend the maturity date from June 30, 2020 to September 30, 2020, and (ii) to increase the principal amount outstanding under the Original Esenjay Note from $750,000 to $1,400,000 (the “Esenjay Note”).

On June 26, 2020 and July 22, 2020, Esenjay assigned a total of $900,000 of the Esenjay Note to three (3) accredited investors. On June 30, 2020, in connection with the completion of the Company’s initial closing of its private placement offering, the principal amount outstanding under the Esenjay Note became convertible into shares of common stock at $4.00 per share, which was the cash price per share of such offering. The three note holders converted their notes into an aggregate 225,000 shares of common stock at $4.00 per share.

On August 31, 2020, the Company entered into the Third Amended and Restated Credit Facility Agreement and pursuant to which the Company further amended the Notes to, among other amended items, to include outstanding obligations for an aggregate amount of approximately$564,000, consisting of $500,000 in principal and approximately $64,000 in accrued interest, under the Esenjay Note, into the Credit Facility Agreement. (See “Credit Facility” below).

Cleveland Loan

On July 3, 2019, the Company entered into a loan agreement with Cleveland, pursuant to which Cleveland agreed to loan the Company $1,000,000 (the “Cleveland Loan”). On August 19, 2020, the Company paid Cleveland the entire remaining principal balance due under the Cleveland Loan, together with all accrued interest payable as of August 19, 2020, in an aggregate amount of approximately $978,000. The section below describes the original loan agreement and changes and modifications made to the Cleveland Loan through August 19, 2020.

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

On September 1, 2019, the Company entered into the First Amendment to the Unsecured Promissory Note pursuant to which the maturity date of the Unsecured Promissory Note was modified from September 1, 2019 to December 1, 2019 (the “First Amendment”). In connection with the First Amendment, the Company replaced the Cleveland Warrant with the Amended and Restated Warrant Certificate (the “Amended Warrant”). The Amended Warrant increased the warrant coverage from 0.5% to 1% of the number of shares of common stock outstanding after giving effect to the total number of shares of common stock sold in the next private or public offering. In addition, the exercise price was also changed to equal the per share price of common stock sold in such offering. The fair value of such warrants was approximately $174,000. (See Note 6)

During the period of December 3, 2019 through June 30, 2020, the Company entered into an additional six amendments (Second Amendment to Seventh Amendment) to the Unsecured Promissory Note which (i) extended the maturity date of the Unsecured Promissory Note and (ii) capitalized all accrued and unpaid interest to the principal amount as of the effective date of each of such amendment. The first of such amendments, which was the Second Amendment to the Unsecured Promissory Note, waived any Event of Default (as defined in the Unsecured Promising Note) arising from the failure of the Company to make the required payment due on maturity date under the First Amendment.

On July 9, 2020, the Company made a payment to Cleveland in the amount of $200,000 as a partial payment of the outstanding principal balance of the Cleveland Loan.

On July 27, 2020, in connection with the outstanding loan from Cleveland to the Company in the principal amount of $1,157,000, the Company entered into the Eighth Amendment to the Unsecured Promissory Note which extended the maturity date from July 31, 2020 to August 31, 2020, and capitalized all accrued and unpaid interest as of July 27, 2020 to the principal amount. All accrued and unpaid interest as of July 27, 2020 was capitalized to the principal amount.

On August 19, 2020, the Company paid Cleveland the entire remaining principal balance due under the Cleveland Loan, together with all accrued interest payable as of August 19, 2020, in an aggregate amount of approximately $978,000.

Credit Facility

On March 22, 2018, Flux Power entered into a credit facility agreement with Esenjay with a maximum borrowing amount of $5,000,000 (the “Original Agreement”). The Original Agreement was amended multiple times to allow for, among other things, an increase in the maximum principal amount available under line of credit (“LOC”), additional lenders and extensions of the maturity date. As of September 30, 2020, there was approximately $4,396,000 in principal outstanding under the LOC and approximately $7,604,000 remained available for future draws. The section below describes the Original Agreement and changes and modifications made to such agreement through August 31, 2020.

Proceeds from the initial credit facility under the Original Agreement put in place on March 22, 2018 were to be used to purchase inventory and related operational expenses and accrue interest at a rate of 15% per annum. The outstanding balance of the Original Agreement and all accrued interest was due and payable on March 31, 2019.

The Original Agreement was amended, among other things, to (i) increase the maximum principal amount available under LOC from $5,000,000 to $7,000,000, (ii) add Cleveland as additional lender to the LOC pursuant to which each lender has a right to advance a pro rata amount of the principal amount available under the LOC, (iii) extend the maturity date from March 31, 2019 to December 31, 2019, and (iv) provide for additional parties to become a “Lender” under the Amended and Restated Credit Facility Agreement. In connection with the LOC, on March 28, 2019 the Company issued a secured promissory note to Cleveland (the “Cleveland Note”), and an amended and restated secured promissory note to Esenjay which amended and superseded the secured promissory note dated March 22, 2018 (“Esenjay Note” and together with the Cleveland Note and other secured promissory notes to Lenders (the “Notes”). The Notes were issued for the principal amount of $7,000,000 or such lesser principal amount advanced by the respective Lender under the Amended and Restated Credit Facility Agreement. The Notes bore an interest rate of fifteen percent (15%) per annum and a maturity date of December 31, 2019. To secure the obligations under the Notes, Flux Power entered into an Amended and Restated Security Agreement dated March 28, 2019 with the Lenders (as amended, the “Amended Security Agreement”). The Amended Security Agreement amended and restated the Guaranty and Security Agreement dated March 22, 2018 by and between Esenjay and the Company, and added Cleveland and other Lenders as additional secured parties to the Amended Security Agreement and appointing Esenjay as collateral agent.

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

On June 30, 2020, the Company and the Lenders executed the Third Amendment to the Amended and Restated Secured Promissory Note which (i) extended the maturity date of the secured Notes from June 30, 2020 to December 31, 2020, and (ii) capitalized all accrued and unpaid interest to the principal amount as of June 30, 2020. In addition, in connection with the Company’s private placement of up to 2,000,000 shares of common stock, par value $0.001 to accredited investors for an aggregate amount of up to approximately $8,000,000, or $4.00 per share of Common Stock (the “Offering”), the Company completed an initial closing of the Offering on June 30, 2020 pursuant to which an aggregate of 275,000 shares were sold for cash of $1,100,000. As a result of the initial closing of the Offering, each of the Lenders had a right to convert the principal and accrued interest outstanding under their respective Notes into shares of common stock at $4.00 per share, which was the price per share of common stock sold under the Offering. On June 30, 2020, the Lenders holding an aggregate of approximately $7,383,000 in principal and accrued interest outstanding under the LOC elected to convert their Notes into 1,845,830 shares of common stock. Such partial conversion consisted of (a) partial conversion of principal plus interest under the Esenjay LOC Note in the amount of $4,400,000 into 1,100,000 shares of common stock at $4.00 per share, and (b) conversion of approximately $2,983,000 of principal plus accrued interest held by other Lenders, including certain assignees of the Esenjay LOC Note, into 745,830 shares of common stock.

In August 2020, the Company paid down an aggregate principal amount of approximately $1,402,000 of the outstanding balance under the LOC. On August 31, 2020, the Company entered into the Third Amended and Restated Credit Facility Agreement and pursuant to which the Company further amended the Notes to (i) extend the maturity date from December 31, 2020 to September 30, 2021, and (ii) include outstanding obligations under the Esenjay Note of approximately $564,000, consisting of $500,000 in principal and approximately $64,000 in accrued interest, into the LOC. As of September 30, 2020, there was approximately $4,396,000 in principal outstanding under the LOC of which $884,000 was held by Esenjay, $1,720,000 was held by Cleveland, and the balance of $1,792,000 was held by other Lenders. As of September 30, 2020, there was approximately $7,604,000 available for future draws.

NOTE 5 – FACTORING ARRANGEMENT

On August 23, 2019, the Company entered into a Factoring Agreement (“Factoring Agreement”) with CSNK Working Capital Finance Corp. d/b/a Bay View Funding (“CSNK”) for a factoring facility under which CSNK would, from time to time, buy approved receivables from the Company. The Company gave termination notice to CSNK and accordingly, effective August 30, 2020 has terminated the Factoring Agreement. As of September 30, 2020 and 2019, an outstanding balance of $0 and $382,000, respectively, was due to CNSK under the Factoring Agreement. The section below describes the terms of such factoring agreement prior to its termination.

The factoring facility was for an initial term of twelve months and allowed for renewal on a year to year basis thereafter, unless terminated in accordance with the Factoring Agreement. The Company had the right to terminate the Factoring Agreement at any time upon 60 days prior written notice and payment to CSNK of an early termination fee equal to 0.5% of the Maximum Credit multiplied by the number of months remaining in the current term. The Company gave termination notice to CSNK and accordingly, effective August 30, 2020 the Factoring Agreement was terminated. As of September 30, 2020 and 2019, an outstanding balance of $0 and $382,000, respectively, was due to CNSK under the Factoring Agreement.

NOTE 6 - STOCKHOLDERS’ EQUITY (DEFICIT)

Public Offering

2020 Public Offering and NASDAQ Capital Market uplisting

On August 18, 2020, the Company closed an underwritten public offering of its common stock at a public offering price of $4.00 per share for gross proceeds of approximately $12.4 million, which included the full exercise of the underwriters’ over-allotment option to purchase additional shares, prior to deducting underwriting discounts and commissions and offering expenses. A total of 3,099,250 shares of common stock were issued by the Company in the offering, including the full exercise of the over-allotment option. The securities were offered pursuant to a registration statement on Form S-1 (File No. 333-231766), which was declared effective by the United States Securities and Exchange Commission on August 12, 2020.

Concurrent with the announcement of the public offering, on August 14, 2020, the Company’s common stock commenced trading on The NASDAQ Capital Market under the symbol “FLUX.” Prior to the listing on The NASDAQ Capital Market, the Company’s common stock was quoted on the OTCQB.

Private Placements

2019 Private Placement

In December 2018, the Company’s Board of Directors approved the private placement of up to 454,546 shares of common stock to select accredited investors for a total amount of $5,000,000, or $11.00 per share of common stock with the right of the Board to increase the offering amount to $7,000,000 (the “Offering”). On December 26, 2018, the Company completed an initial closing of the Offering, pursuant to which it sold an aggregate of 335,910 shares of common stock, at $11.00 per share, for an aggregate purchase price of approximately $3,695,000 in cash. A portion of the proceeds from the Offering was used to repay in full approximately $2.6 million in borrowings and accrued interest under two short-term credit facilities provided by Cleveland Capital, L.P. and a stockholder.

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

2020 Private Placement

On April 22, 2020, the Company sold and issued an aggregate of 66,250 shares of common stock, at $4.00 per share, for an aggregate purchase price of $265,000 in cash to two (2) accredited investors (the “2020 Private Placement”). On June 30, 2020, the Company completed an initial closing of the 2020 Private Placement offering of up to 2,000,000 shares of common stock, pursuant to which the Company sold an aggregate of 275,000 shares of common stock at $4.00 per share, for an aggregate purchase price of $1,100,000 to six (6) accredited investors. The $1,100,000 aggregate purchase price for such shares was paid in cash. Esenjay and Mr. Dutt, the Company’s president and chief executive officer, participated in the initial closing in the amount of $300,000 and $50,000, respectively. On July 24, 2020, the Company sold and issued an aggregate of 800,000 shares of common stock, at $4.00 per share, for an aggregate purchase price of $3,200,000 in cash to accredited investors.

The shares offered and sold in the 2020 Private Placement offering described above were not initially registered under the Securities Act of 1933, as amended (“Securities Act”), and could not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act. The shares were offered and sold to the accredited investors in reliance upon exemptions from registration pursuant to Rule 506(b) of Regulation D promulgated under Section 4(a)(2) under the Securities Act

Debt Conversion

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

On July 22, 2020, one accredited individual, who became note holder to the Esenjay Note pursuant to the assignment of such note by Esenjay to the note holder, converted $400,000 in principal into 100,000 shares of common stock at $4.00 per share.

Warrant Activity

On July 3, 2019, the Company issued a three-year warrant to Cleveland Capital, L.P. to purchase up to 83,205 shares of the Company’s common stock at an exercise price of $4.00 per share pursuant to the loan agreement dated July 3, 2020. As September 30, 2020, all 83,205 warrants remain outstanding and exercisable. Fair value of the warrants was approximately $174,000.

On August 18, 2020 and in conjunction with the Company’s public offering, the Company issued five-year warrants to the underwriters to purchase up to 185,955 shares of the Company’s common stock at an exercise price of $4.80 per share. The underwriters’ warrants become exercisable on or after February 8, 2021. Fair value of the warrants was approximately $513,000.

Warrant detail for the three months ended September 30, 2020 is reflected below:

	Number of Warrants	Weighted Average Exercise Price Per Warrant	Remaining Contract Term (# years)
Warrants outstanding and exercisable at June 30, 2020	83,205	$4.00	2.01
Warrants issued	185,955	$4.80	5.00
Warrants exchanged	-	$-	-
Warrants forfeited	-	$-	-
Warrants outstanding at September 30, 2020	269,160	$4.55	3.91
Warrants exercisable at September 30, 2020	83,205	$4.00	1.76

Warrant detail for the three months ended September 30, 2019 is reflected below:

	Number of Warrants	Weighted Average Exercise Price Per Warrant	Remaining Contract Term (# years)
Warrants outstanding and exercisable at June 30, 2019	8,333	$20.00	0.25
Warrants issued	-	$-	-
Warrants exchanged	-	$-	-
Warrants forfeited	(8,333)	$20.00	-
Warrants outstanding and exercisable at September 30, 2019	-	$-	-

Stock-based Compensation

On November 26, 2014, the board of directors approved the 2014 Equity Incentive Plan (the “2014 Plan”), which was approved by the Company’s stockholders on February 17, 2015. The 2014 Plan offers selected employees, directors, and consultants the opportunity to acquire the Company’s common stock, and serves to encourage such persons to remain employed by the Company and to attract new employees. The 2014 Plan allows for the award of stock and options, up to 1,000,000 shares of common stock.

Activity in stock options during the three months ended September 30, 2020 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2020	579,584	$11.00	7.55
Granted	-	$-	-
Exercised	-	$-	-
Forfeited and cancelled	(1,751)	$13.60	-
Outstanding at September 30, 2020	577,833	$10.99	7.22
Exercisable at September 30, 2020	482,300	$10.79	6.99

Activity in stock options during the three months ended September 30, 2019 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2019	580,171	$11.05	8.59
Granted	-	$-	-
Exercised	(4,437)	$4.69	-
Forfeited and cancelled	(4,313)	$10.34	-
Outstanding at September 30, 2019	571,421	$11.10	8.31
Exercisable at September 30, 2019	339,420	$10.32	7.84

Stock-based compensation expense recognized in the condensed consolidated statements of operations for the three months ended September 30, 2020 and 2019, includes compensation expense for stock-based options and awards granted based on the grant date fair value. For options and awards granted, expenses are amortized under the straight-line method over the expected vesting period. Stock-based compensation expense recognized in the condensed consolidated statements of operations has been reduced for estimated forfeitures of options that are subject to vesting. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

At September 30, 2020, the aggregate intrinsic value of exercisable options was approximately $393,000.

The following table summarizes stock-based compensation expense for employee and non-employee option grants:

	Three Months Ended September 30,
	2020	2019
Research and development	$53,000	$54,000
Selling and administrative	172,000	397,000
Total stock-based compensation expense	$225,000	$451,000

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. The fair value of stock options was measured at the grant date using the assumptions (annualized percentages) in the table below:

	Three Months Ended September 30,
	2020	2019
Expected volatility	0%	111.4% -112.2%
Risk free interest rate	0%	2.43% - 2.45%
Forfeiture rate	20%	20%
Dividend yield	0%	0%
Expected term (years)	0	5.61

The remaining amount of unrecognized stock-based compensation expense at September 30, 2020 relating to outstanding stock options, is approximately $744,000, which is expected to be recognized over the weighted-average period of 1.28 years.

NOTE 7 - CONCENTRATIONS

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and unsecured trade accounts receivable. The Company maintains cash balances at a financial institution in San Diego, California. The Company’s cash balance at this institution is secured by the Federal Deposit Insurance Corporation up to $250,000. As of September 30, 2020, cash totaled approximately $6,150,000, which consists of funds held in a non-interest bearing bank deposit account. The Company has not experienced any losses in such accounts. Management believes that the Company is not exposed to any significant credit risk with respect to its cash.

Customer Concentrations

During the three months ended September 30, 2020, the Company had three (3) major customers that each represented more than 10% of its revenues, on an individual basis, and together represented approximately $2,965,000 or 66% of its total revenues.

During the three months ended September 30, 2019, the Company had three (3) major customers that each represented more than 10% of its revenues, on an individual basis, and together represented approximately $1,507,000 or 78% of its total revenues.

Suppliers/Vendor Concentrations

The Company obtains a limited number of components and supplies included in its products from a small group of suppliers. During the three months ended September 30, 2020, the Company had two (2) suppliers who accounted for more than 10% of its total purchases, on an individual basis, and together represented approximately $1,834,000 or 28% of its total purchases.

During the three months ended September 30, 2019, the Company had two (2) suppliers who accounted for more than 10% of its total purchases, on an individual basis, and together represented approximately $1,033,000 or 44% of its total purchases.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm the Company’s business. To the best knowledge of management, there are no material legal proceedings pending against the Company.

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

Total rent expense was approximately $206,000 and $170,000 for the three months ended September 30, 2020 and 2019, respectively.

The Future Minimum Lease Payments as of September 30, 2020 are as follows:

Year Ending June 30,
2021 (remaining nine months)	$501,000
2022	704,000
2023	726,000
2024	791,000
2025	815,000
Thereafter	1,198,000
Total Future Minimum Lease Payments	4,735,000

Less: discount	(1,193,000)
Total lease liability	$3,542,000

NOTE 9 - SUBSEQUENT EVENTS

Independent audit firm

On November 1, 2020, the Company was notified that the audit practice of Squar Milner, LLP (“Squar Milner”) an independent registered public accounting firm, was combined with Baker Tilly US, LLP (“Baker Tilly”) in a transaction pursuant to which Squar Milner combined its operations with Baker Tilly and certain of the professional staff and partners of Squar Milner joined Baker Tilly either as employees or partners of Baker Tilly. In connection therewith, on November 1, 2020, Squar Milner resigned as auditors of the Company and with the approval of the Audit Committee of the Company’s Board of Directors, Baker Tilly was engaged as its independent registered public accounting firm.

Credit facility

On November 4, 2020, certain holders of the Company’s outstanding convertible debt exercised their rights to convert approximately $2,161,000 in principal and accrued interest outstanding into 540,347 shares of common stock, at $4.00 per share (the “Conversion Shares”). After giving effect to the issuance of the Conversion Shares, as of November 10, 2020, there was approximately $2,403,000 outstanding under the LOC and approximately $9,597,000 available for future draws. Following such conversion, the Company had 11,960,084 shares of common stock outstanding.

Adoption of compensation plans

On November 5, 2020, the Company’s Board of Directors approved an amendment to the Company’s 2014 Equity Incentive Plan, as amended (the “2014 Plan”), to include the right to grant Restricted Stock Units (“RSUs”) under the 2014 Plan, and (ii)  an annual cash bonus plan (the “Annual Bonus Plan”).  All of the Company’s executive officers are eligible to participate in the 2014 Plan.

In addition, on November 5, 2020, the Compensation Committee established and approved (i)  the  performance criteria for the Annual Bonus Plan for fiscal year 2021 (“2021 Annual Bonus Plan”), (ii) the maximum bonus pool at approximately $1,299,000 and the target bonus pool of approximately $866,000 for the 2021 Annual Bonus Plan (based on a percentage of current salary of the participants), (iii)  an equity pool of 48,000 shares under the 2014 Plan for the issuance of RSUs to “salary staff” employee, (iv) the grant of 43,525 RSUs for one-time retention awards to its executive officers, and (v) the grant of 67,785 RSUs under the 2014 Plan to certain employees of the Company, of which (a) 27,114 RSUs are based on time, and (b) 40,671 RSUs based on performance.  The RSUs are subject to vesting requirements.

New bank revolving credit facility

On November 9, 2020, the Company entered into a certain Loan and Security Agreement (“Agreement”) with Silicon Valley Bank (“SVB”). The Agreement provides the Company with a senior secured revolving credit facility for up to $4.0 million available on a revolving basis (“Credit Facility”) which matures on November 8, 2021. Outstanding principal under the Credit Facility accrues interest at a floating per annum rate equal to the greater of either (i) prime rate plus two and one-half of one percent (2.50%) or (ii) five and three-quarters percent (5.75%). Interest payment is due monthly on the last day of the month. In the event of default, the amounts due under the Agreement will bear interest at a rate per annum equal to five percent (5.0%) above the rate that is otherwise applicable to such amounts. The Company paid a non-refundable commitment fee of $15,000 upon execution of the Loan Agreement. In addition, the Company is required to pay a quarterly unused facility fee equal to one-quarter of one percent (0.25%) per annum of the average daily unused portion of the commitments under the Credit Facility, depending upon availability of borrowings under the Credit Facility. The loans and other obligations of the Company under the Credit Facility are secured by substantially all of the tangible and intangible assets of the Company (including, without limitation, intellectual property) pursuant to the terms of the Agreement and the Intellectual Property Security Agreement dated as of November 9, 2020.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information which management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. The discussion should be read in conjunction with the unaudited interim condensed consolidated Financial Statements and Notes thereto and Part II, Item 7, Management’s Discussion and Analysis of Financial condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended June 30, 2020.

Business Overview

We design, develop, and manufacture advanced rechargeable lithium-ion energy storage solutions for industrial and commercial equipment including stationary power. Our “LiFT” battery packs, including our proprietary battery management system (“BMS”), provide our customers with a better performing, cheaper and more environmentally friendly alternative, in many instances, to traditional lead-acid and propane-based solutions. We believe that the increasing demand for lithium-ion battery packs in the material handling sector continues to drive our current revenue growth.

Our long-term strategy is to meet the rapidly growing demand for lithium-ion storage solutions and to be the supplier of choice, targeting large fleets as a priority. We currently focus on the material handling sector and “natural product extensions” including stationary power and airport ground support equipment.

Our business growth continues to reflect sustained momentum in our expanded product rollout, OEM relationships and supply contracts, production capacity increases, and expanded nation-wide service footprint.

Our gross margins have been increasing steadily due to internal initiatives to reduce our production costs through lower vendor pricing from volume purchases, design improvements, and supplier sourcing. We have two suppliers for largest component of our packs, battery cells, which range from 30% to over 50% of our unit costs, depending on size of our battery packs. We have used consultants to provide representation and information on sourcing of battery cells from China.

Our operating expenses reflect infrastructure to support sales to Fortune 500 fleets and to meet their demands, including timely deliveries and service to nation-wide locations and quality requirements. Accordingly, we anticipate revenue much faster than the infrastructure in place.

Our strategy for sales growth places a high priority on growing relationships with the national account sales forces of the equipment OEMs and ensuring the reputation of our brand for trust and reliability.

On August 18, 2020, we closed an underwritten public offering of our common stock at a public offering price of $4.00 per share for gross proceeds of approximately $12.4 million, which included the full exercise of the underwriters’ over-allotment option to purchase additional shares, prior to deducting underwriting discounts and commissions and offering expenses. A total of 3,099,250 shares of common stock were issued in the offering, including the full exercise of the over-allotment option.

Concurrent with the announcement of our public offering, on August 14, 2020, our common stock commenced trading on The NASDAQ Capital Market under the symbol “FLUX.” Prior to the listing on The NASDAQ Capital Market, our common stock was quoted on the OTCQB.

Recent Developments

COVID-19 Update

As a result of the COVID-19 pandemic, the state government, California, where our manufacturing facility is located—had issued orders requiring businesses that do not conduct essential services to temporarily close their physical workplaces to employees and customers. We were deemed an essential business and, as a result, were exempt from those state orders. In March 2020, we put in place a number of protective measures in response to the COVID-19 outbreak.

These measures include the cancelling of all non-critical commercial air travel and all other travel, requesting that employees limit non-essential personal travel, eliminating all but essential third-party access to our facilities, enhancing our facilities’ janitorial and sanitary procedures, encouraging employees to work from home to the extent their job function enables them to do so, encouraging the use of virtual employee meetings, and providing staggered work hours and social distancing measures for those employees associated with manufacturing and service operations.

We cannot predict at this time the full extent to which COVID-19 will impact our business, results and financial condition, which will depend on many factors. We are staying in close communication with our employees, customers, suppliers and partners, and acting to mitigate the impact of this dynamic and evolving situation, but there is no guarantee that we will be able to do so. Although as of the date hereof, we have not observed any material impacts to our supply of components, but the situation is fluid.

A number of key part parts for our products are sourced from suppliers in China and the manufacturing situation in China remains variable. Supply chain disruptions could reduce the availability of key components, increase prices or both.

Many of our customers are essential businesses and remain in operation, reflecting the ongoing needs for material handling and contributing our growth trajectory. We have experience reduced demand from our customers for lithium-ion packs for airport ground support equipment due to reduction in air travel of passengers and cargo.

Future changes in applicable government orders or regulations, or changes in the interpretation of existing orders or regulations, could result in further disruptions to our business that may materially and adversely affect our financial condition and results of operations.

Independent audit firm

On November 1, 2020, the Company was notified that the audit practice of Squar Milner, LLP (“Squar Milner”) an independent registered public accounting firm, was combined with Baker Tilly US, LLP (“Baker Tilly”) in a transaction pursuant to which Squar Milner combined its operations with Baker Tilly and certain of the professional staff and partners of Squar Milner joined Baker Tilly either as employees or partners of Baker Tilly. In connection therewith, on November 1, 2020, Squar Milner resigned as auditors of the Company and with the approval of the Audit Committee of the Company’s Board of Directors, Baker Tilly was engaged as its independent registered public accounting firm.

Credit facility

On November 4, 2020, certain holders of the Company’s outstanding convertible debt exercised their rights to convert approximately $2,161,000 in principal and accrued interest outstanding into 540,347 shares of common stock, at $4.00 per share (the “Conversion Shares”). After giving effect to the issuance of the Conversion Shares, as of November 10, 2020, there was approximately $2,403,000 outstanding under the LOC and approximately $9,597,000 available for future draws. Following such conversion, the Company had 11,960,084 shares of common stock outstanding.

Adoption of compensation plans

On November 5, 2020, our Board of Directors approved an amendment to its 2014 Equity Incentive Plan, as amended (the “2014 Plan”), to include the right to grant Restricted Stock Units (“RSUs”) under the 2014 Plan, and (ii)  an annual cash bonus plan (the “Annual Bonus Plan”).  All of our executive officers are eligible to participate in the 2014 Plan.

In addition, on November 5, 2020, the Compensation Committee established and approved (i)  the  performance criteria for the Annual Bonus Plan for fiscal year 2021 (“2021 Annual Bonus Plan”), (ii) the maximum bonus pool at approximately $1,299,000 and the target bonus pool of approximately $866,000 for the 2021 Annual Bonus Plan (based on a percentage of current salary of the participants), (iii)  an equity pool of 48,000 shares under the 2014 Plan for the issuance of RSUs to “salary staff” employee, (iv) the grant of 43,525 RSUs for one-time retention awards to its executive officers, and (v) the grant of 67,785 RSUs under the 2014 Plan to certain employees of the Company, of which (a) 27,114 RSUs are based on time, and (b) 40,671 RSUs based on performance.  The RSUs are subject to vesting requirements.

New bank revolving credit facility

On November 9, 2020, we entered into a certain Loan and Security Agreement (“Agreement”) with Silicon Valley Bank (“SVB”). The Agreement provides us with a senior secured revolving credit facility for up to $4.0 million available on a revolving basis (“Credit Facility”) which matures on November 8, 2021. Outstanding principal under the Credit Facility accrues interest at a floating per annum rate equal to the greater of either (i) prime rate plus two and one-half of one percent (2.50%) or (ii) five and three-quarters percent (5.75%). Interest payment is due monthly on the last day of the month. In the event of default, the amounts due under the Agreement will bear interest at a rate per annum equal to five percent (5.0%) above the rate that is otherwise applicable to such amounts. We paid a non-refundable commitment fee of $15,000 upon execution of the Loan Agreement. In addition, we are required to pay a quarterly unused facility fee equal to one-quarter of one percent (0.25%) per annum of the average daily unused portion of the commitments under the Credit Facility, depending upon availability of borrowings under the Credit Facility. The loans and other obligations of the Company under the Credit Facility are secured by substantially all of the tangible and intangible assets of the Company (including, without limitation, intellectual property) pursuant to the terms of the Agreement and the Intellectual Property Security Agreement dated as of November 9, 2020.

Segment and Related Information

We operate as a single reportable segment.

Results of Operations and Financial Condition

The following table represents our unaudited condensed consolidated statement of operations for the three months ended September 30, 2020 and September 30, 2019.

	Three Months Ended September 30,
	2020		2019
	$	% of Revenues	$	% of Revenues

Revenues	$4,499,000	100%	$1,919,000	100%
Cost of sales	3,626,000	81%	1,802,000	94%
Gross profit	873,000	19%	117,000	6%

Operating expenses:
Selling and administrative expenses	2,920,000	65%	2,262,000	118%
Research and development	1,507,000	33%	1,341,000	70%
Total operating expenses	4,427,000	98%	3,603,000	188%

Operating loss	(3,554,000)	-79%	(3,486,000)	-182%

Interest expense, net	(430,000)	-10%	(328,000)	-17%

Net loss	$(3,984,000)	-89%	$(3,814,000)	-199%

Revenues

Our product focus is primarily on lift equipment, reflecting our current products for walkie pallet jacks, and higher capacity packs for Class 1, 2, and 3 forklifts. We have continued to expand in markets that offer natural applications for our products, including airport ground support equipment (“GSE”) and energy storage for solar EV charging stations. We feel that we are well positioned to address these markets, which would utilize our modular and scalable battery pack design and technology.

We currently sell most of our products through a distribution network of equipment dealers, OEMs and battery distributors in North America. This distribution network mostly sells to large, multi-facility companies. However, we do sell certain battery packs directly to other customers, including industrial equipment manufacturers and the ultimate end-user.

Revenues for the quarter ended September 30, 2020, increased by $2,580,000 or 134% to $4,499,000, compared to $1,919,000 for the quarter ended September 30, 2019. This increase in revenue was attributable to the increase in battery pack sales for several applications, including Class 1 and Class 2, GSE’s L-Series and stationary storage for mobile charging stations. The increased sales included sales growth of existing customers as well as the addition of new customers.

Cost of Sales

Cost of sales for the quarter ended September 30, 2020, increased by $1,824,000, or 101%, to $3,626,000 compared to $1,802,000 for the quarter ended September 30, 2019. The 101% increase in cost of sales on a revenue increase of 134% reflected direct cost reduction and efficiencies. Cost of sales as a percent of revenue for the quarter ended September 30, 2020 was 81% compared to 94% for the same period last year. The principal drivers of cost reductions in the quarter were simplified component designs, reduced material costs from higher volume purchasing, reduced warranty related expenses, and lower personnel related costs.

Gross Profit

Gross profit for the quarter ended September 30, 2020 increased by $756,000 or 646%, to $873,000 compared to $117,000 for the quarter ended September 30, 2019, and gross profit as a percent of revenues increased to 19% compared to 6%. The increase in gross profit percentage is primarily attributable to increases in sales growth from both new and existing customers, and to the cost of sales efficiencies noted above.

Selling and Administrative Expenses

Selling and administrative expenses for the quarter ended September 30, 2020 increased by $658,000 or 29%, to $2,920,000 compared to $2,262,000 for the quarter ended September 30, 2019. The increase is primarily attributable to increases in personnel related expenses, sales commissions, professional liability insurance, shipping/freight expenses, and board compensation, partially offset by a decrease in stock-based compensation.

Research and Development Expense

Research and development expenses for the quarter ended September 30, 2020 increased by $166,000 or 12%, to $1,507,000 compared to $1,341,000 for the quarter ended September 30, 2019. Such expenses consist primarily of materials, supplies, salaries and personnel related expenses, testing costs, consulting costs, and other expenses associated with the continued development of our packs, as well as research into new product opportunities. The increase in expenses was primarily due to additional general research expenses related to new product development, partially offset by labor related efficiencies. We anticipate research and development expenses to remain a significant portion of our expenses as we continue to develop and add new and improved products to our product line-up; however, such expenses, as a percent of revenue, are expected to be lower going forward.

Interest Expense

Interest expense for the quarter ended September 30, 2020 increased by $102,000 or 31% to $430,000 compared to $328,000 for the quarter ended September 30, 2019. Interest expense consist primarily of interest expense related to our outstanding lines of credit and convertible promissory note. Also included in interest expense during the three months ended September 30, 2020 is additional interest expense of approximately $174,000 of amortization of debt discount related to Cleveland promissory note that is paid off during the quarter. (see Note 4 to the condensed consolidated financial statements).

Net Loss

Net loss for the quarter ended September 30, 2020 increased nominally by $170,000 or 4%, to $3,984,000 as compared to $3,814,000 for the quarter ended September 30, 2019. The increase is primarily attributable to increased operating expenses and interest expense, offset by an increase in gross profit.

Liquidity and Capital Resources

Overview

As of September 30, 2020, we had a cash balance of $6,150,000 and an accumulated deficit of $57,396,000. We believe our existing cash, combined with additional funding available under our existing LOC under the Third Amended and Restated Credit Facility Agreement, as well as our new revolving line of credit with a commercial bank, will be sufficient to meet our anticipated capital resources to fund planned operations for the next twelve months. See “Future Liquidity Needs” below.

Cash Flows

Operating Activities

Net cash used in operating activities was $5,670,000 for the three months ended September 30, 2020, compared to net cash used in operations of $1,423,000 for the same period in prior year. The net cash used in operating activities for the three months ended September 30, 2020 reflects the net loss of $3,984,000. The primary reason for the increase in net cash used in operations was higher increases in accounts receivable and inventory, as well as an increase in net loss as adjusted for noncash operating activities, and decreases in accounts payable, due to factor, and customer deposits. We continue our efforts to improve our working capital efficiency by improving vendor terms and inventory levels and decreasing our receivables days outstanding.

Net cash used in operating activities for the three months ended September 30, 2019 reflects the net loss of $3,814,000 for the period offset primarily by non-cash items including depreciation, stock-based compensation, as well as, decrease in accounts receivable, increases in accounts payable, drawdowns from factoring facility, and accrued interest, partially offset by an increase in inventory.

Investing Activities

Net cash used in investing activities was $214,000 for the three months ended September 30, 2020 and consisted primarily of the costs of internally developed software and purchase of furniture and equipment and warehouse equipment.

Net cash used in investing activities was $104,000 for the three months ended September 30, 2019 and consisted primarily of the purchase of leasehold improvements and warehouse equipment.

Financing Activities

Net cash provided by financing activities was $11,308,000 for the three months ended September 30, 2020, which primarily consisted of $13,898,000 in net proceeds from issuances of common stock in the public offering and the private placement, which were partially offset by $2,580,000 in payments of outstanding related party borrowings. Net cash provided by financing activities was $1,588,000 for the three months ended September 30, 2019, which primarily consisted of borrowings under the Company’s Amended and Restated Credit Facility Agreement. See “Note 4 – Related Party Debt Agreements” above.

Future Liquidity Needs

We have evaluated our expected cash requirements over the next twelve months, which include, but are not limited to, investments in additional sales and marketing and product development resources, capital expenditures, and working capital requirements. We believe that our existing cash, combined with additional funding available to us under our existing Third Amended and Restated Credit Facility Agreement and our new revolving line of credit with a commercial bank will be sufficient to meet our anticipated capital resources to fund planned operations for the next twelve months. As of November 10, 2020, after giving effect to the conversion of approximately $2,161,000 in principal and accrued interest outstanding under the LOC into 540,347 shares of common stock, there is approximately $9,597,000 available for future draws under the LOC. Furthermore, to support our operations, anticipated growth, and execute on our business plan, we intend to continue to work on securing additional capital from a variety of current and new sources including, but not limited to, a working capital line of credit facility, private placements of convertible debt and/or equity securities and public offerings of our equity. In addition to raising such additional capital, we have experienced positive gross margin as a result of our gross margin improvement initiative in place which has improved cash flow from operations. The initiative included design optimization, improved vendor pricing, lower cost electronic boards for the battery management system, a total redesign of the end rider battery pack, and labor cost efficiencies

To the extent that we raise additional funds by issuing equity or convertible debt securities, our shareholders may experience additional significant dilution and such financing may involve restrictive covenants.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended June 30, 2020.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based on the management’s assessment and review of our financial statements and results for the three months ended September 30, 2020, we have concluded that our disclosure controls and procedures were effective for purposes stated above.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A - RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks set forth in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020, filed with the SEC on September 28, 2020, before making an investment decision. If any of the risks actually occur, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should read the section captioned “Special Note Regarding Forward Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this report.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Warrant

On July 3, 2019, we issued Cleveland a three-year warrant (the “Cleveland Warrant”) to purchase our common stock in a number equal to one-half percent (0.5%) of the number of shares of common stock outstanding after giving effect to the total number of shares of common stock sold in a public offering. The Cleveland Warrant had an exercise price equal to the per share public offering price. On September 1, 2019, the Cleveland Warrant was amended and restated to change the warrant coverage from 0.5% to 1% of the number of shares of common stock outstanding after giving effect to the total number of shares of common stock sold in the next private or public offering (“Offering”). In addition, the exercise price was also changed to equal the per share price of common stock sold in the Offering. The closing of a private offering constituting the Offering occurred on July 24, 2020. Upon such closing, the Warrant represented a right to purchase up to 83,205 shares of common stock at $4.00 per share (subject to beneficial ownership limitations).

Private Placements

On July 24, 2020, we completed an additional closing of the private placement offering of up to 2,000,000 shares of common stock, pursuant to which we sold an aggregate of 800,000 shares of our common stock at $4.00 per share, for an aggregate purchase price of $3,200,000, to twenty (20) accredited investors. The aggregate purchase price for such shares was paid in cash. Mr. Cosentino, our director, participated in the closing by acquiring 62,500 shares common stock at a purchase price of $250,000.

Conversion of Debt

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

The following exhibits are filed as part of this Report.

Exhibit No.	Description
10.1	Form of Representative Warrant*
10.2	Third Amended and Restated Credit Facility Agreement. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on September 4, 2020.
10.3	Second Amended and Restated Security Agreement. Incorporated by reference to Exhibit 10.2 on Form 8-K filed with the SEC on September 4, 2020
10.4	Form of Amended and Restated Promissory Note (LOC Lenders) Incorporated by reference to Exhibit 10.4 on Form 8-K filed with the SEC on September 4, 2020.
10.5	Second Amended and Restated Convertible Promissory Note (Esenjay). Incorporated by reference to Exhibit 10.3 on Form 8-K filed with the SEC on September 4, 2020.
31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.*
31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.*
32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.*
32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Flux Power Holdings, Inc.

Date: November 12, 2020	By:	/s/ Ronald F. Dutt
Ronald F. Dutt
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Charles A. Scheiwe
Charles A. Scheiwe
Chief Financial Officer
(Principal Financial Officer)

