Form 10-Q
period 2020-12-31
Flux Power Holdings, Inc.
filed 2021-02-11
CIK 1083743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

Yes [  ] No [X]

The number of shares of registrant’s common stock outstanding as of February 7, 2021 was 12,592,908.

FLUX POWER HOLDINGS, INC.

FORM 10-Q

For the Quarterly Period Ended December 31, 2020

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

Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements include, among other things, statements relating to:

●	our ability to secure sufficient funding to support our current and proposed operations, which could be more difficult in light of the negative impact of the COVID-19 pandemic on investor sentiment and investing ability;

●	our anticipated growth strategies and our ability to manage the expansion of our business operations effectively;

●	our ability to maintain or increase our market share in the competitive markets in which we do business;

●	our ability to grow net revenue and increase our gross profit margin;

●	our ability to keep up with rapidly changing technologies and evolving industry standards, including our ability to achieve technological advances;

●	our dependence on the growth in demand for our products;

●	our ability to compete with larger companies with far greater resources than we have;

●	our continued ability to obtain raw materials and other supplies for our products at competitive prices and on a timely basis, particularly in light of the potential impact of the COVID-19 pandemic on our suppliers and supply chain;

●	our ability to diversify our product offerings and capture new market opportunities;

●	our ability to source our needs for skilled labor, machinery, parts, and raw materials economically;

●	our ability to retain key members of our senior management;

●	our ability to continue to operate safely and effectively during the COVID-19 pandemic; and

●	our dependence on our major customers.

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

PART I - Financial Information

Item 1. Financial Statements

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2020 (Unaudited)	June 30, 2020

ASSETS

Current assets:
Cash	$4,653,000	$726,000
Accounts receivable	4,462,000	3,069,000
Inventories	6,588,000	5,256,000
Other current assets	696,000	787,000
Total current assets	16,399,000	9,838,000
Right of use asset	3,238,000	3,435,000
Other assets	132,000	174,000
Property, plant and equipment, net	818,000	528,000

Total assets	$20,587,000	$13,975,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$4,715,000	$4,648,000
Accrued expenses	1,795,000	1,400,000
Deferred revenue	38,000	4,000
Customer deposits	13,000	1,563,000
Due to Factor	-	469,000
Short-term loans – related party	-	2,057,000
Line of credit - related party	2,403,000	5,290,000
Paycheck Protection Program loan payable	1,297,000	-
Financing lease payable	8,000	28,000
Office lease payable, current portion	404,000	288,000
Accrued interest	202,000	50,000
Total current liabilities	10,875,000	15,797,000

Long term liabilities:
Paycheck Protection Program loan payable	-	1,297,000
Office lease payable, less current portion	3,089,000	3,301,000

Total liabilities	13,964,000	20,395,000

Stockholders’ equity (deficit):

Preferred stock, $0.001 par value; 500,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 30,000,000 shares authorized; 12,193,110 and 7,420,487 shares issued and outstanding at December 31, 2020 and June 30, 2020, respectively	12,000	7,000
Additional paid-in capital	67,371,000	46,985,000
Accumulated deficit	(60,760,000)	(53,412,000)

Total stockholders’ equity (deficit)	6,623,000	(6,420,000)

Total liabilities and stockholders’ equity (deficit)	$20,587,000	$13,975,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2020	2019	2020	2019
Net revenue	$6,469,000	$3,615,000	$10,968,000	$5,534,000
Cost of sales	4,980,000	3,289,000	8,606,000	5,091,000

Gross profit	1,489,000	326,000	2,362,000	443,000

Operating expenses:
Selling and administrative expenses	3,135,000	2,229,000	6,055,000	4,492,000
Research and development	1,594,000	1,021,000	3,101,000	2,361,000
Total operating expenses	4,729,000	3,250,000	9,156,000	6,853,000

Operating loss	(3,240,000)	(2,924,000)	(6,794,000)	(6,410,000)

Interest expense	(124,000)	(383,000)	(554,000)	(711,000)

Net loss	$(3,364,000)	$(3,307,000)	$(7,348,000)	$(7,121,000)

Net loss per share - basic and diluted	$(0.29)	$(0.65)	$(0.69)	$(1.39)

Weighted average number of common shares outstanding - basic and diluted	11,633,793	5,106,781	10,647,181	5,105,061

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

	Common Stock
	Shares	Capital Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at June 30, 2020	7,420,487	$7,000	$46,985,000	$(53,412,000)	$(6,420,000)

Issuance of common stock – private placement transactions, net	800,000	1,000	3,199,000	-	3,200,000
Issuance of common stock – debt conversion	100,000	-	400,000	-	400,000
Issuance of common stock, net of costs	3,099,250	3,000	10,695,000	-	10,698,000
Fair value of warrants issued	-	-	174,000	-	174,000
Stock based compensation	-	-	225,000	-	225,000
Net loss	-	-	-	(3,984,000)	(3,984,000)
Balance at September 30, 2020	11,419,737	11,000	61,678,000	(57,396,000)	4,293,000
Issuance of common stock – exercised options	6,289	-	-	-	-
Issuance of common stock – debt conversion	540,347	1,000	2,160,000	-	2,161,000
Issuance of common stock, net of costs	226,737	-	3,336,000	-	3,336,000
Stock based compensation	-	-	197,000	-	197,000
Net loss	-	-	-	(3,364,000)	(3,364,000)
Balance at December 31, 2020	12,193,110	$12,000	$67,371,000	$(60,760,000)	$6,623,000

	Common Stock
	Shares	Capital Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at June 30, 2019	5,101,580	$5,000	$35,902,000	$(39,076,000)	$(3,169,000)

Issuance of common stock – exercised options	2,894	-	-	-	-
Stock based compensation	-	-	451,000	-	451,000
Net loss	-	-	-	(3,814,000)	(3,814,000)
Balance at September 30, 2019	5,104,474	5,000	36,353,000	(42,890,000)	(6,532,000)
Issuance of common stock – services	3,121	-	30,000	-	30,000
Stock based compensation	-	-	449,000	-	449,000
Net loss	-	-	-	(3,307,000)	(3,307,000)
Balance at December 31, 2019	5,107,595	$5,000	$36,832,000	$(46,197,000)	$(9,360,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(7,348,000)	$(7,121,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	127,000	62,000
Stock-based compensation	422,000	900,000
Stock issuance for services	-	30,000
Fair value of warrant issued as debt issuance cost	174,000	-
Noncash interest expense	197,000	634,000
Noncash rent expense	197,000	153,000
Allowance for inventory reserve	(242,000)	-
Amortization of prepaid offering costs	547,000	-
Changes in operating assets and liabilities:
Accounts receivable	(1,393,000)	(824,000)
Inventories	(1,090,000)	(393,000)
Other current assets	(414,000)	(261,000)
Accounts payable	67,000	1,001,000
Accrued expenses	395,000	(47,000)
Due to Factor	(469,000)	1,655,000
Accrued interest	152,000	-
Office lease payable	(96,000)	(14,000)
Deferred revenue	34,000	26,000
Customer deposits	(1,550,000)	212,000
Net cash used in operating activities	(10,290,000)	(3,987,000)

Cash flows from investing activities
Purchases of equipment	(417,000)	(122,000)
Net cash used in investing activities	(417,000)	(122,000)

Cash flows from financing activities:
Proceeds from issuance of common stock in private placement	3,200,000	-
Proceeds from issuance of common stock, net of costs	14,034,000	-
Borrowings from short-term loan - related party debt	-	1,000,000
Borrowings from line of credit - related party debt	-	3,155,000
Payment of short-term loan – related party	(1,178,000)	-
Payment of line of credit – related party	(1,402,000)	-
Principal payments on financing lease payable	(20,000)	(12,000)
Net cash provided by financing activities	14,634,000	4,143,000

Net change in cash	3,927,000	34,000
Cash, beginning of period	726,000	102,000

Cash, end of period	$4,653,000	$136,000

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Initial recognition of right-of-use lease asset and lease liability	$-	$2,706,000
Common stock issued for conversion of related party debt	$2,561,000	$-
Accrued interest converted into principal	$197,000	$1,205,000
Stock issuance for services	$-	$30,000
Supplemental schedule of cash flow information:
Interest paid	$31,000	$92,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

The Company designs, develops, manufactures, and sells advanced rechargeable lithium-ion energy storage solutions for lift trucks, airport ground support equipment (“GSE”), stationary energy storage, and other industrial and commercial applications. The Company’s “LiFT” battery packs, including its proprietary battery management system (“BMS”), provide its customers with a better performing, higher value, and more environmentally friendly alternative as compared to traditional lead acid and propane-based solutions.

The Company has received Underwriters Laboratory (“UL”) Listing on its lithium-ion packs for most Class 1,2, and 3 forklifts. The Company believes that a UL Listing demonstrates the safety, reliability and durability of its products and gives it an important competitive advantage over other lithium-ion energy suppliers. Additionally, the Company’s LiFT packs have been approved for use by leading industrial motive manufacturers, including Toyota Material Handling USA, Inc., Crown Equipment Corporation, Raymond Corporation, Clark Material Handling and others.

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

For the three months ended December 31, 2020 and 2019, basic and diluted weighted-average common shares outstanding were 11,633,793 and 5,106,781, respectively. For the six months ended December 31, 2020 and 2019, basic and diluted weighted-average common shares outstanding were 10,647,181 and 5,105,061, respectively. The Company incurred a net loss for the three and six months ended December 31, 2020 and 2019, and therefore, basic and diluted loss per share for the periods are the same because potential common equivalent shares were excluded from diluted weighted-average common shares outstanding during the period, as the inclusion of such shares would be anti-dilutive. The total potentially dilutive common shares outstanding at December 31, 2020 and 2019, excluded from diluted weighted-average common shares outstanding, which include common shares underlying outstanding convertible debt, stock options, RSUs, and warrants, were 1,562,019 and 568,641, respectively.

NOTE 3 – NOTES PAYABLE

Paycheck Protection Program Loan

On May 1, 2020, the Company applied for and received a loan from the Bank of America, NA (the “BOA”) in the aggregate principal amount of approximately $1,297,000 (the “PPP Loan”) pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan is evidenced by a promissory note dated May 1, 2020, issued by Flux Power to the BOA (the “PPP Note”). The PPP Loan has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The Company received the funds on or around May 4, 2020. The PPP Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Proceeds from the PPP Loan, in compliance with the CARES Act, were used to fund designated expenses, including certain payroll costs, group health care benefits and other permitted expenses. Under the terms of the PPP, subject to specific limitations, up to the entire amount of principal and accrued interest may be forgiven to the extent PPP Loan proceeds are used for qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the U.S. Small Business Administration under the PPP. The Company has used the entire PPP Loan amount for designated qualifying expenses and accordingly, in January 2021 has submitted an application to the lender for the PPP Loan forgiveness in accordance with the terms of the PPP. The loan forgives application is currently being reviewed by the Small Business Administration, however, no assurance can be given that the Company will obtain forgiveness of the PPP Loan in whole or in part. With respect to any portion of the PPP Loan that may not be forgiven, the PPP Loan will be subject to customary provisions for a loan of this type, including customary events of default relating to, among other things, payment defaults, and breaches of the provisions of the PPP Note. As of December 31, 2020, the outstanding balance of the PPP Loan was approximately $1,297,000.

Revolving Line of Credit

On November 9, 2020, the Company entered into a certain Loan and Security Agreement (“Agreement”) with Silicon Valley Bank (“SVB”). The Agreement provides the Company with a senior secured revolving credit facility for up to $4.0 million available on a revolving basis (“Credit Facility”) which matures on November 8, 2021. Outstanding principal under the Credit Facility accrues interest at a floating per annum rate equal to the greater of either (i) prime rate plus two and one-half of one percent (2.50%) or (ii) five and three-quarters percent (5.75%). Interest payment is due monthly on the last day of the month. In the event of default, the amounts due under the Agreement will bear interest at a rate per annum equal to five percent (5.0%) above the rate that is otherwise applicable to such amounts. The Company paid a non-refundable commitment fee of $15,000 upon execution of the Loan Agreement. In addition, the Company is required to pay a quarterly unused facility fee equal to one-quarter of one percent (0.25%) per annum of the average daily unused portion of the commitments under the Credit Facility, depending upon availability of borrowings under the Credit Facility. The loans and other obligations of the Company under the Credit Facility are secured by substantially all of the tangible and intangible assets of the Company (including, without limitation, intellectual property) pursuant to the terms of the Agreement and the Intellectual Property Security Agreement dated as of November 9, 2020. As of December 31, 2020, the Company has not yet utilized the line of credit.

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

On August 31, 2020, the Company entered into the Third Amended and Restated Credit Facility Agreement and pursuant to which the Company further amended the Notes to, among other amended items, to include outstanding obligations for an aggregate amount of approximately $564,000, consisting of $500,000 in principal and approximately $64,000 in accrued interest, under the Esenjay Note, into the Credit Facility Agreement. (See “Credit Facility” below).

Cleveland Loan

On July 3, 2019, the Company entered into a loan agreement with Cleveland, pursuant to which Cleveland agreed to loan the Company $1,000,000 (the “Cleveland Loan”). On July 9, 2020, the Company made a payment to Cleveland in the amount of $200,000 as a partial payment of the outstanding principal balance of the Cleveland Loan.

On July 27, 2020, pursuant to the Eighth Amendment to the Unsecured Promissory Note the maturity date of the note was extended from July 31, 2020 to August 31, 2020 and the Company capitalized all accrued and unpaid interest as of July 27, 2020 to the principal amount.

On August 19, 2020, the Company paid Cleveland the entire remaining principal balance due under the Cleveland Loan, together with all accrued interest payable as of August 19, 2020, in an aggregate amount of approximately $978,000.

Credit Facility

On March 22, 2018, Flux Power entered into a credit facility agreement with Esenjay with a maximum borrowing amount of $5,000,000 (the “Original Agreement”). The Original Agreement was amended multiple times to allow for, among other things, an increase in the maximum principal amount available under line of credit (“LOC”) to $12,000,000, additional lenders and extensions of the maturity date to September 30, 2021.In August 2020, the Company paid down an aggregate principal amount of approximately $1,402,000 of the outstanding balance under the LOC. On August 31, 2020, the Company entered into the Third Amended and Restated Credit Facility Agreement and pursuant to which the Company further amended the Notes to (i) extend the maturity date from December 31, 2020 to September 30, 2021, and (ii) include outstanding obligations under the Esenjay Note of approximately $564,000, consisting of $500,000 in principal and approximately $64,000 in accrued interest, into the LOC. In November 2020, the Lenders holding an aggregate of approximately $2,161,000 in principal and accrued interest outstanding under the LOC elected to convert their Notes into 540,347 shares of common stock. As of December 31, 2020, there was approximately $2,403,000 in principal outstanding under the LOC of which $884,000 was held by Esenjay, $519,000 was held by Cleveland, and the balance of $1,000,000 was held by other Lenders. As of December 31, 2020, there was approximately $9,597,000 available for future draws.

NOTE 5 – FACTORING ARRANGEMENT

On August 23, 2019, the Company entered into a Factoring Agreement (“Factoring Agreement”) with CSNK Working Capital Finance Corp. d/b/a Bay View Funding (“CSNK”) for a factoring facility under which CSNK would, from time to time, buy approved receivables from the Company. The Company gave termination notice to CSNK and accordingly, effective August 30, 2020 has terminated the Factoring Agreement. As of December 31, 2020 and June 30, 2020, an outstanding balance of $0 and $469,000, respectively, was due to CNSK under the Factoring Agreement. The section below describes the terms of such factoring agreement prior to its termination.

The factoring facility was for an initial term of twelve months and allowed for renewal on a year-to-year basis thereafter, unless terminated in accordance with the Factoring Agreement. The Company had the right to terminate the Factoring Agreement at any time upon 60 days prior written notice and payment to CSNK of an early termination fee equal to 0.5% of the Maximum Credit multiplied by the number of months remaining in the term.

NOTE 6 - STOCKHOLDERS’ EQUITY (DEFICIT)

At-The-Market (“ATM”) Offering

2020 ATM Offering

On December 21, 2020 the Company entered into a Sales Agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC (“HCW”) to sell shares of its common stock, par value $0.001 (the “Common Stock”) from time to time, through an “at the market offering” program (the “ATM Offering”) under which HCW will act as sales agent.

The Company has agreed to pay HCW a commission in an amount equal to 3.0% of the gross sales proceeds of the shares sold through it as sales agent under the Sales Agreement. In addition, the Company has agreed to reimburse HCW for certain expenses it incurs in the performance of its obligations up to a maximum of $50,000, and $2,500 per quarter thereafter, under the Sales Agreement. The Company has also agreed pursuant to the Sales Agreement to indemnify and provide contribution to HCW against certain liabilities, including liabilities under the Securities Act.

In December 2020, the Company sold an aggregate of 226,737 shares of common stock at an average price of $15.40 per share for gross proceeds of approximately $3.5 million in the ATM Offering, prior to deducting commissions and other offering related expenses. The offer and sale of the Shares were made pursuant to the Company’s effective “shelf” registration statement on Form S-3 filed with the Securities and Exchange Commission (the “SEC”) on October 16, 2020, and declared effective by the SEC on October 26, 2020, and a prospectus supplement related to the ATM Offering, dated December 21, 2020.

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

Private Placements

2020 Private Placement

On April 22, 2020, the Company sold and issued an aggregate of 66,250 shares of common stock, at $4.00 per share, for an aggregate purchase price of $265,000 in cash to two (2) accredited investors (the “2020 Private Placement”). On June 30, 2020, the Company completed an initial closing of the 2020 Private Placement offering of up to 2,000,000 shares of common stock, pursuant to which the Company sold an aggregate of 275,000 shares of common stock at $4.00 per share, for an aggregate purchase price of $1,100,000 to six (6) accredited investors. The $1,100,000 aggregate purchase price for such shares was paid in cash. Esenjay and Mr. Dutt, the Company’s president and chief executive officer, participated in the initial closing in the amount of $300,000 and $50,000, respectively. On July 24, 2020, the Company sold and issued an aggregate of 800,000 shares of common stock, at $4.00 per share, for an aggregate purchase price of $3,200,000 in cash to accredited investors, including Mr. Cosentino, one of our directors, who participated in the offering in the amount of $250,000.

The shares offered and sold in the 2020 Private Placement offering described above were not initially registered under the Securities Act of 1933, as amended (“Securities Act”), and could not have been offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act. As of the issuance date, the shares were offered and sold to the accredited investors in reliance upon exemptions from registration pursuant to Rule 506(b) of Regulation D promulgated under Section 4(a)(2) under the Securities Act. However, pursuant to a Registration on Form S-3 with SEC, which became effective on October 26, 2020, such shares were registered.

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

On November 6, 2020, there was a partial conversion of the debt underlying the secured promissory notes issued to lenders under the LOC at a conversion price of $4.00 per share (the “November 2020 Conversion”). At the option of the lenders, on November 6, 2020, an aggregate of approximately $2,161,000 in principal and accrued interest outstanding under the LOC was converted into 540,347 shares of common stock.

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

Warrant Activity

On July 3, 2019, the Company issued a three-year warrant to Cleveland Capital, L.P.(“Cleveland Warrant”) to purchase our common stock in a number equal to one-half percent (0.5%) of the number of shares of common stock outstanding after giving effect to the total number of shares of common stock sold in a public offering at an exercise price equal to the per share public offering price. On September 1, 2019, the Cleveland Warrant was amended and restated to change the warrant coverage from 0.5% to 1% of the number of shares of common stock outstanding after giving effect to the total number of shares of common stock sold in the next private or public offering (“Offering”) at an exercise price equal the per share price of common stock sold in the Offering. The closing of a private offering constituting the Offering occurred on July 24, 2020. Upon such closing, the number and the exercise price of the Cleveland Warrant became determinable, and represented as a right to purchase up to 83,205 shares of common stock at $4.00 per share and had a fair value of approximately $174,000. As of December 31, 2020, all 83,205 warrants remain outstanding and exercisable.

On August 18, 2020 and in conjunction with the Company’s public offering, the Company issued five-year warrants to the underwriters to purchase up to 185,955 shares of the Company’s common stock at an exercise price of $4.80 per share and had a fair value of approximately $513,000. The underwriters’ warrants are exercisable on or after February 8, 2021.

Warrant detail for the six months ended December 31, 2020 is reflected below:

	Number of Warrants	Weighted Average Exercise Price Per Warrant	Remaining Contract Term (# years)
Warrants outstanding and exercisable at June 30, 2020	83,205	$4.00	2.01
Warrants issued	185,955	$4.80	5.00
Warrants forfeited	-	$-	-
Warrants outstanding at December 31, 2020	269,160	$4.55	3.66
Warrants exercisable at December 31, 2020	83,205	$4.00	1.50

Warrant detail for the six months ended December 31, 2019 is reflected below:

	Number of Warrants	Weighted Average Exercise Price Per Warrant	Remaining Contract Term (# years)
Warrants outstanding and exercisable at June 30, 2019	8,333	$20.00	0.25
Warrants issued	-	$-	-
Warrants forfeited	(8,333)	$20.00	-
Warrants outstanding and exercisable at December 31, 2019	-	$-	-

Stock-based Compensation

Stock Options

On November 26, 2014, the board of directors approved the 2014 Equity Incentive Plan (the “2014 Plan”), which was approved by the Company’s stockholders on February 17, 2015. The 2014 Plan offers selected employees, directors, and consultants the opportunity to acquire the Company’s common stock and serves to encourage such persons to remain employed by the Company and to attract new employees. The 2014 Plan allows for the award of stock and options, up to 1,000,000 shares of common stock.

Activity in stock options during the six months ended December 31, 2020 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2020	579,584	$11.00	7.55
Granted	-	$-	-
Exercised	(10,750)	$4.60	-
Forfeited and cancelled	(7,463)	$7.31	-
Outstanding at December 31, 2020	561,371	$11.17	6.87
Exercisable at December 31, 2020	493,224	$10.94	6.67

Activity in stock options during the six months ended December 31, 2019 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2019	580,171	$11.05	8.59
Granted	-	$-	-
Exercised	(4,437)	$4.69	-
Forfeited and cancelled	(7,093)	$12.32	-
Outstanding at December 31, 2019	568,641	$11.08	8.07
Exercisable at December 31, 2019	377,428	$10.47	7.71

Restricted Stock Units

On November 5, 2020, the Company’s Board of Directors approved an amendment to the Company’s 2014 Equity Incentive Plan, as amended (the “2014 Plan”), to include the right to grant Restricted Stock Units (“RSUs”) under the 2014 Plan. Subject to vesting requirements set forth in the RSU Award Agreement, one share of common stock is issuable for one vested RSU. In addition, on November 5, 2020, the Board of Directors established and approved an equity pool of 48,000 shares under the 2014 Plan for the issuance of RSUs to its key employees, the grant of 43,525 RSUs for one-time retention awards to its executive officers, and the grant of 67,785 RSUs under the 2014 Plan to certain employees of the Company, which consisted of; (a) 27,114 time-based RSUs, and (b) 40,671 performance-based RSUs. The RSUs are subject to vesting requirements.

Activity in RSUs during the six months ended December 31, 2020 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Grant date Fair Value	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2020	-	$-	-
Granted	134,865	$8.88	-
Forfeited and cancelled	(4,228)	$8.88	-
Outstanding at December 31, 2020	130,637	$8.88	3.15

There were no RSUs granted or outstanding during the six months ended December 31, 2019.

Stock-based compensation

Stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and six months ended December 31, 2020 and 2019, includes compensation expense for stock-based options and awards granted based on the grant date fair value. For options and awards granted, expenses are amortized under the straight-line method over the expected vesting period. Stock-based compensation expense recognized in the condensed consolidated statements of operations has been reduced for estimated forfeitures of options and awards that are subject to vesting. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

At December 31, 2020, the aggregate intrinsic value of exercisable options was approximately $3,325,000.

The following table summarizes stock-based compensation expense for employee and non-employee option grants and RSUs:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Research and development	$45,000	$54,000	$98,000	$108,000
Selling and administrative	152,000	395,000	324,000	792,000
Total stock-based compensation expense	$197,000	$449,000	$422,000	$900,000

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

At December 31, 2020, the unamortized stock-based compensation expense relating to outstanding stock options and RSUs was approximately $589,000 and $737,000, respectively, and these amounts are which is expected to be expensed over the weighted-average remaining recognition period of 1.19 years and 3.15 years, respectively.

NOTE 7 - CONCENTRATIONS

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and unsecured trade accounts receivable. The Company maintains its cash in checking and savings accounts at federally insured financial institutions in excess of federally insured limits. As of December 31, 2020, the Company’s cash balance was approximately $4,653,000. Management believes that the Company is not exposed to any significant credit risk with respect to its cash.

Customer Concentrations

During the three months ended December 31, 2020, the Company had four (4) major customers that each represented more than 10% of its revenues, on an individual basis, and together represented approximately $4,817,000 or 74% of its total revenues. During the six months ended December 31, 2020, the Company had three (3) major customers that each represented more than 10% of its revenues on an individual basis, and together represented approximately $6,496,000 or 59% of its total revenues.

During the three months ended December 31, 2019, the Company had two (2) major customers that each represented more than 10% of its revenues, on an individual basis, and together represented approximately $2,828,000 or 78% of its total revenues. During the six months ended December 31, 2019, the Company had three (3) major customers that each represented more than 10% of its revenues on an individual basis, and together represented approximately $4,085,000 or 74% of its total revenues.

Suppliers/Vendor Concentrations

The Company obtains a limited number of components and supplies included in its products from a small group of suppliers. During the three months ended December 31, 2020, the Company had one (1) supplier who accounted for more than 10% of its total purchases and represented approximately $1,489,000 or 20% of its total purchases. During the six months ended December 31, 2020 the Company had one (1) supplier that represented more than 10% of its total purchases and represented approximately $2,648,000 or 19% of its total purchases.

During the three months ended December 31, 2019, the Company had two (2) suppliers who accounted for more than 10% of its total purchases, on an individual basis, and together represented approximately $1,175,000 or 29% of its total purchases. During the six months ended December 31, 2019 the Company had two (2) suppliers that each represented more than 10% of its total purchases, on an individual basis, and together represented approximately $2,208,000 or 34% of its total purchases.

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

On February 26, 2020, the Company entered into the First Amendment to Standard Industrial/Commercial Multi-Tenant Lease dated April 25, 2019 (the “Amendment”) with Accutek to rent an additional 17,539 rentable square feet of space. The lease for the additional space commenced on April 1, 2020 (30 days following the occupancy date of the additional space) and will terminate concurrently with the term of the original lease on November 20, 2026. The base rent for the additional space is the same rate as the space rented under the terms of the original lease, $0.93 per rentable square (subject to 3% annual increase). In connection with the Amendment, the Company purchased certain existing office furniture for a total purchase price of $8,300.

Total rent expense was approximately $215,000 and $421,000 for the three months and six months ended December 31, 2020, respectively.

Total rent expense was approximately $128,000 and $298,000 for the three months and six months ended December 31, 2019, respectively.

The Future Minimum Lease Payments as of December 31, 2020 are as follows:

Year Ending June 30,
2021 (remaining six months)	$363,000
2022	746,000
2023	768,000
2024	791,000
2025	815,000
Thereafter	1,199,000
Total Future Minimum Lease Payments	4,682,000

Less: discount	(1,189,000)
Total lease liability	$3,493,000

NOTE 9 - SUBSEQUENT EVENTS

Credit facility

During January 2021 two holders of the Company’s outstanding convertible debt issued in connection with the Third Amended and Restated Credit Facility Agreement exercised their rights to convert approximately $1,588,000 in principal and accrued interest outstanding into 396,970 shares of common stock at $4.00 per share (the “Conversion Shares”). After giving effect to the issuance of the Conversion Shares, as of February 7, 2021, there was approximately $884,000 outstanding under the LOC and approximately $11,116,000 available for future draws.

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

Business Overview

We design, develop, manufacture, and sell advanced lithium-ion energy storage solutions for lift trucks, airport ground support equipment (GSE), stationary energy storage, and other industrial and commercial applications. Our “LiFT Pack” battery packs, including our proprietary battery management system (“BMS”), provide our customers with a better performing, higher value, and more environmentally friendly alternative as compared to traditional lead acid and propane-based solutions. We believe that the increasing demand for lithium-ion battery packs in the material handling sector continues to drive our current revenue growth.

Our long-term strategy is to meet the rapidly growing demand for lithium-ion storage solutions and to be the supplier of choice, targeting large fleets as a priority. We intend to reach this goal by investing in research and development to expand our product mix, and by expanding our sales and marketing efforts, improving our customer support efforts and continuing our efforts to improve production efficiencies. Our research and development efforts center on providing better technology than our competition. We recently filed three new patents on advanced technology related to lithium-ion battery packs. The technology behind these pending patents are designed to:

●	increase battery life by optimizing the charging cycle,
●	give users a better understanding of the health of their battery in use, and
●	apply artificial intelligence (“AI”) to predictively balance the cells for optimal performance.

We currently focus on the material handling sector and “natural product extensions” including stationary power and airport ground support equipment. The material handing sector is a multi-billion dollar addressable market and provides opportunity to build scale to achieve product and service levels to win and support large fleets. Natural product extensions including solar energy storage provide further growth opportunities. We continue to expand our supply chain and customer partnerships and seek further partnerships and/or acquisitions that provide synergy to meeting our growth and “building scale” objectives. Our recent business growth reflects our expanded product line, additional OEM relationships and supply contracts, production capacity increases, and an expanded nation-wide service footprint. Our strategy for sales growth places a high priority on growing relationships with the national account sales forces of the equipment OEMs and solidifying our brand reputation of trust and reliability.

Improvement in our gross profit margin remains a high priority for us. Our gross profit margin has been increasing due to internal initiatives to reduce production costs through volume purchases, design improvements, and supplier sourcing.

To achieve our objective of becoming the supplier of choice, we continue to expand our infrastructure to support sales to Fortune 500 fleets and to meet their demands, including timely deliveries and service to nation-wide locations and quality requirements. Given current expectations, we anticipate that our revenue growth to exceed the corresponding increase in our infrastructure expenses resulting to improved profitability going forward.

To support our plans for growth, we have improved our financial strength and our access to capital. Our outstanding debt has been reduced through a combination of debt service and the decision by holders of our notes to convert their notes to equity. On August 18, 2020, we closed an underwritten public offering of our common stock at a public offering and issued 3,099,250 shares of our common stock at $4.00 per share for gross proceeds of approximately $12.4 million, which included the full exercise of the underwriters’ over-allotment option to purchase additional shares, prior to deducting underwriting discounts and commissions and offering expenses. Concurrent with the announcement of our public offering, on August 14, 2020, our common stock commenced trading on The NASDAQ Capital Market under the symbol “FLUX.” On October 16, 2020 we filed a shelf registration on Form S-3 for $50 million to support capital raise for business growth. We recently put in place a new revolving line of credit for up to $4 million with Silicon Valley Bank which matures on November 8, 2021. In connection with the shelf registration statement, in December 2020, we entered into a Sales Agreement with H.C. Wainwright & Co., LLC enabling us to sell shares of our common stock in “At-The-Market” offerings from time to time. We will continue to explore a variety of options to access the capital needed to fund our operations.

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

Many of our customers are essential businesses and remain in operation, reflecting the ongoing needs for material handling and contributing to our growth trajectory. We have experience reduced demand from our customers for lithium-ion packs for airport ground support equipment due to reduction in air travel of passengers and cargo.

Future changes in applicable government orders or regulations, or changes in the interpretation of existing orders or regulations, could result in further disruptions to our business that may materially and adversely affect our financial condition and results of operations.

Credit Facility

On November 6, 2020, there was a partial conversion of the debt underlying the secured promissory notes issued to six (6) note holders under the LOC at a conversion price of $4.00 per share. At the option of the note holders, on November 6, 2020, an aggregate of approximately $2,161,000 in principal and accrued interest outstanding under the LOC was converted into 540,347 shares of our common stock.

In January 2021, there was a partial conversion of the debt underlying the secured promissory notes issued to two (2) note holders under the LOC at a conversion price of $4.00 per share. At the option of the note holders, on January 6, 2021 and January 8, 2021, approximately $561,000 and $1,027,000, respectively, in principal and accrued interest outstanding was converted into 140,199 and 256,771 shares of our common stock, respectively. After giving effect to the issuance of such shares, as of February 7, 2021, there was approximately $884,000 outstanding under the LOC and approximately $11,116,000 available for future draws. As of February 7, 2021, the Company had 12,592,908 shares of common stock outstanding.

Segment and Related Information

We operate as a single reportable segment.

Results of Operations and Financial Condition

The following table represents our unaudited condensed consolidated statement of operations for the three months ended December 31, 2020 and 2019.

	Three Months Ended December 31,
	2020		2019
	$	% of Revenues	$	% of Revenues

Revenues	$6,469,000	100%	$3,615,000	100%
Cost of sales	4,980,000	77%	3,289,000	91%
Gross profit	1,489,000	23%	326,000	9%

Operating expenses:
Selling and administrative expenses	3,135,000	48%	2,229,000	62%
Research and development	1,594,000	25%	1,021,000	28%
Total operating expenses	4,729,000	73%	3,250,000	90%

Operating loss	(3,240,000)	-50%	(2,924,000)	-81%

Interest expense, net	(124,000)	-2%	(383,000)	-11%

Net loss	$(3,364,000)	-52%	$(3,307,000)	-91%

Revenues

Our product focus is primarily on lift equipment, reflecting our current products for walkie pallet jacks, and higher capacity packs for Class 1, 2, and 3 forklifts. We have continued to expand in markets that offer natural applications for our products, including airport ground support equipment and energy storage for solar EV charging stations. We feel that we are well positioned to address these markets, which utilize our modular and scalable battery pack design and technology.

We currently sell most of our products through a distribution network of equipment dealers, OEMs and battery distributors in North America. This distribution network primarily sells to large, multi-facility companies. However, we do sell certain battery packs directly to other customers, including industrial equipment manufacturers and the ultimate end-user.

Revenues for the quarter ended December 31, 2020, increased by $2,854,000 or 79% to $6,469,000, compared to $3,615,000 for the quarter ended December 31, 2019. This substantial increase in revenue was directly attributable to the increase in battery pack sales across several of the different series of batteries, notably M36 battery, G Series, X Series, and C Series. The increased sales was a result of sales growth from existing customers as well as the addition of new customers.

Cost of Sales

Cost of sales for the quarter ended December 31, 2020, increased by $1,691,000, or 51%, to $4,980,000 compared to $3,289,000 for the quarter ended December 31, 2019. The 51% increase in cost of sales on a revenue increase of 79% reflected direct cost reduction and. Cost of sales as a percent of revenue for the quarter ended December 31, 2020 was 77% compared to 91% for the same period last year. The principal drivers of cost reductions in the quarter were reduced material costs through volume purchasing, reduced warranty related expenses, increased sales of higher margin packs, and lower personnel related costs.

Gross Profit

Gross profit for the quarter ended December 31, 2020 increased by $1,163,000 or 357%, to $1,489,000 compared to $326,000 for the quarter ended December 31, 2019. Gross profit as a percentage of revenues increased to 23% for the quarter ended December 31, 2020 as compared to 9% for the quarter ended December 31, 2019. Improvement in the gross profit margin was primarily attributable to higher sales to both new and existing customers, and to the cost of sales efficiencies noted above.

Selling and Administrative Expenses

Selling and administrative expenses for the quarter ended December 31, 2020 increased by $906,000 or 41%, to $3,135,000 compared to $2,229,000 for the quarter ended December 31, 2019. The increase was primarily attributable to increases in personnel related expenses, sales commissions, professional liability and directors and officers insurance, shipping/freight expenses, board compensation, partially offset by a decrease in stock-based compensation.

Research and Development Expense

Research and development expenses for the quarter ended December 31, 2020 increased by $573,000 or 56%, to $1,594,000 compared to $1,021,000 for the quarter ended December 31, 2019. Such expenses consisted primarily of materials, supplies, salaries and personnel related expenses, product testing, consulting, and other expenses associated with the product development. The increase in expenses was primarily due to additional research expenses related to new product development including expenses related to UL certification, partially offset by labor related efficiencies. We anticipate research and development expenses to remain an ongoing portion of our expenses as we continue to introduce new and improved products.

Interest Expense

Interest expense for the quarter ended December 31, 2020 decreased by $259,000 or 68% to $124,000 compared to $383,000 for the quarter ended December 31, 2019. Interest expense was primarily related to our outstanding lines of credit and convertible promissory note. Interest expense decreased during the quarter ended December 31, 2020 due to a lower average outstanding debt balance as certain noteholders elected to convert their notes to equity.

Net Loss

Net loss for the quarter ended December 31, 2020 increased nominally by $57,000 or 2%, to $3,364,000 as compared to $3,307,000 for the quarter ended December 31, 2019. The increase was primarily attributable to increased operating expenses, offset by a decrease in interest expense, and an increase in gross profit.

The following table represents our unaudited condensed consolidated statement of operations for the six months ended December 31, 2020 and December 31, 2019.

	Six months ended December 31,
	2020		2019
	$	% of Revenues	$	% of Revenues

Net revenues	$10,968,000	100%	$5,534,000	100%
Cost of sales	8,606,000	78%	5,091,000	92%
Gross profit	2,362,000	22%	443,000	8%

Operating expenses:
Selling and administrative expenses	6,055,000	56%	4,492,000	81%
Research and development	3,101,000	28%	2,361,000	43%
Total operating expenses	9,156,000	84%	6,853,000	124%

Operating loss	(6,794,000)	-62%	(6,410,000)	-116%

Other income (expense):
Interest expense, net	(554,000)	-5%	(711,000)	-13%

Net loss	$(7,348,000)	-67%	$(7,121,000)	-129%

Revenues

Revenues for the six months ended December 31, 2020, increased by $5,434,000 or 98%, to $10,968,000 compared to $5,534,000 for the six months ended December 31, 2019. This substantial increase in revenue was directly attributable to the increase in battery pack sales across several of the different series of batteries, notably M36 battery, G Series and X Series, as we continue to add new product lines. The increased sales included sales growth of existing customers as well as the addition of new customers.

Cost of Sales

Cost of sales for the six months ended December 31, 2020, increased by $3,515,000, or 69%, to $8,606,000 compared to $5,091,000 for the six months ended December 31, 2019. The 69% increase in cost of sales on a revenue increase of 98% reflected direct cost reduction. Cost of sales as a percentage of revenue for the six months ended December 31, 2020 was 78%, a decrease of 14% compared to 92% for the six months ended December 31, 2019. The principal drivers of cost reductions in the quarter were simplified component designs, reduced material costs through volume purchasing, reduced warranty related expenses, and lower personnel related costs.

Gross Profit

Gross profit for the six months ended December 31, 2020 increased by $1,919,000 or 433%, to $2,362,000 compared to $443,000 for the six months ended December 31, 2019. Gross profit as a percentage of revenues increased to 22% for the six months ended December 31, 2020 as compared to 8% for the six months ended December 31, 2019. Improvement in the gross profit margin was primarily attributable to higher sales to both new and existing customers, and to the cost of sales efficiencies noted above.

Selling and Administrative Expenses

Selling and administrative expenses for the six months ended December 31, 2020 increased by $1,563,000 or 35%, to $6,055,000 compared to $4,492,000 for the six months ended December 31, 2019. The increase was primarily attributable to increases in payroll costs related to additional new hires as well as sales commission, insurance expenses including professional liability and directors and officers insurance, board compensation, and marketing expenses, partially offset by decreases in stock-based compensation and travel costs.

Research and Development Expense

Research and development expenses for the six months ended December 31, 2020 increased by $740,000 or 31%, to $3,101,000 compared to $2,361,000 for the six months ended December 31, 2019. Such expenses consisted primarily of materials, supplies, salaries and personnel related expenses, product testing, consulting, and other expenses associated with product development. The increase in expenses was primarily due to additional research expenses related to new product development including expenses related to UL certifications, partially offset by labor related efficiencies. We anticipate research and development expenses to remain an ongoing portion of our expenses as we continue to introduce new and improved products.

Interest Expense

Interest expense for the six months ended December 31, 2020 decreased by $157,000 or 22% to $554,000 compared to $711,000 for the six months ended December 31, 2019. Interest expense has consisted primarily of interest expense related to our outstanding lines of credit and convertible promissory note. Also included in interest expense during the six months ended December 31, 2020 was additional interest expense of approximately $174,000 of amortization of debt discount related to Cleveland promissory note that was paid off in August 2020. Interest expense decreased due to lower average outstanding debt balance during the current six-month period as certain note holders elected to convert their notes to equity, partially offset by $174,000 of debt discount amortization noted above.

Net Loss

Net loss for the six months ended December 31, 2020 increased by $227,000 or 3%, to $7,348,000 as compared to $7,121,000 for the six months ended December 31, 2019. The increase is primarily attributable to increased operating expenses, offset by a decrease in interest expense, and an increase in gross profit.

Liquidity and Capital Resources

Overview

As of December 31, 2020, we had a cash balance of $4,653,000 and an accumulated deficit of $60,760,000. We believe our existing cash, combined with additional funding available under our existing LOC under the Third Amended and Restated Credit Facility Agreement and under our new revolving line of credit for up to $4 million with Silicon Valley Bank, together with potential sales of our common stock under the sale Agreement with H.C. Wainwright & Co., LLC will be sufficient to meet our anticipated capital resources to fund planned operations for the next twelve months. See “Future Liquidity Needs” below.

Cash Flows

Operating Activities

Net cash used in operating activities was $10,290,000 for the six months ended December 31, 2020, compared to net cash used in operating activities of $3,987,000 for the six months ended December 31, 2019. The net cash used in operating activities for the six months ended December 31, 2020 reflects the net loss of $7,348,000 for the period offset primarily by non-cash items including depreciation, stock-based compensation, non-cash interest expense, non-cash facility lease expense, amortization of prepaid offering costs, as well as, increases in accounts payable and accrued expenses, accrued interest, and deferred revenue, partially offset by increases in accounts receivable, inventory, other current assets, and decreases in customer deposits, drawdowns from factoring facility, and office lease payable. We continue our efforts to improve our working capital efficiency by improving vendor terms and inventory levels and decreasing our receivables days outstanding.

Net cash used in operating activities for the six months ended December 31, 2019 reflects the net loss of $7,121,000 for the period offset primarily by non-cash items including depreciation, stock-based compensation, non-cash interest expense, non-cash facility lease expense, as well as increases in accounts payable, drawdowns from factoring facility, and customer deposits, partially offset by increases in accounts receivable, inventory, and other current assets.

Investing Activities

Net cash used in investing activities was $417,000 for the six months ended December 31, 2020 and consisted primarily of the costs of internally developed software and purchase of furniture and equipment and warehouse equipment.

Net cash used in investing activities was $122,000 for the six months ended December 31, 2019 and consisted primarily of the purchase of leasehold improvements and warehouse equipment.

Financing Activities

Net cash provided by financing activities was $14,634,000 for the six months ended December 31, 2020, which primarily consisted of $17,234,000 in net proceeds from the issuance of common stock in a public offering, a private placement, and under our At-The-Market offering, which were partially offset by $2,580,000 in payments of outstanding related party borrowings, and $20,000 in payment of financing lease payable.

Net cash provided by financing activities was $4,143,000 for the six months ended December 31, 2019, which primarily consisted of borrowings under the Company’s Amended and Restated Credit Facility Agreement.

Future Liquidity Needs

We have evaluated our expected cash requirements over the next twelve months, which include, but are not limited to, investments in additional sales and marketing and product development resources, capital expenditures, and working capital requirements. We believe that our existing cash, combined with additional funding available to us under our existing Third Amended and Restated Credit Facility Agreement, our existing revolving working capital line of credit with Silicon Valley Bank for $4,000,000 and potential sales of our common stock under the “At-The-Market” offering will be sufficient to meet our anticipated capital resources to fund planned operations for the next twelve months. As of February 7, 2021, there is approximately $11,116,000 available for future draws under the LOC. In addition, to support our operations and anticipated growth, we intend on continue our efforts to secure additional capital from a variety of current and new sources including, but not limited to, a working capital line of credit facility, and sales of our equity securities.

To the extent that we raise additional funds by issuing equity or convertible debt securities, our shareholders may experience additional dilution and such financing may involve restrictive covenants.

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

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2020.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the six months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Conversion of Debt

On November 6, 2020, we issued an aggregate of 540,347 shares of common stock at $4.00 per share to six (6) note holders in connection with the conversion of $2,161,000 in principal and accrued interest outstanding under the Third Amended and Restated Credit Facility.

During January 2021, we issued an aggregate of 396,970 shares of common stock to two (2) note holders at $4.00 per share in connection with the conversion of $1,588,000 in principal and accrued interest outstanding under the Third Amended and Restated Credit Facility.

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

The following exhibits are filed as part of this Report.

Exhibit No.	Description
10.1	Amendment No. 2 to the Flux Power Holdings Inc. 2014 Equity Incentive Plan(1)
10.2	Form of Restricted Stock Unit Award Agreement(1)
10.3	Form of Performance Restricted Stock Unit Award Agreement(1)
10.4	Annual Cash Bonus Plan(1)
10.5	Loan and Security Agreement with Silicon Valley Bank(2)
10.6	Intellectual Property Security Agreement(2)
10.7	Sales Agreement with H.C. Wainwright & Co., LLC(3)
31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.*
31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.*
32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.*
32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*

Filed herewith

(1) Incorporated by reference to Current Report on Form 8-K filed with the SEC on November 9, 2020.

(2) Incorporated by reference to Current Report on Form 8-K filed with the SEC on November 12, 2020.

(3) Incorporated by reference to Current Report on Form 8-K filed with the SEC on December 21, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Flux Power Holdings, Inc.

Date: February 11, 2021	By:	/s/ Ronald F. Dutt
Ronald F. Dutt
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Charles A. Scheiwe
Charles A. Scheiwe
Chief Financial Officer
(Principal Financial Officer)

