Form 10-Q
period 2021-03-31
Flux Power Holdings, Inc.
filed 2021-05-13
CIK 1083743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Yes [  ] No [X]

The number of shares of registrant’s common stock outstanding as of May 10, 2021 was 13,252,563.

FLUX POWER HOLDINGS, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2021

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

Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements include, among other things, statements relating to:

●	our ability to secure sufficient funding to support our current and proposed operations, which among other things could be more difficult in light of the negative impact of the COVID-19 pandemic on investor sentiment and investing ability;

●	our anticipated growth strategies and our ability to manage the expansion of our business operations effectively;

●	our ability to maintain or increase our market share in the competitive markets in which we do business;

●	our ability to grow net revenue and increase our gross profit margin;

●	our ability to keep up with rapidly changing technologies and evolving industry standards, including our ability to achieve technological advances;

●	our dependence on the growth in demand for our products;

●	our ability to compete with larger companies with far greater resources than we have;

●	our continued ability to obtain raw materials and other supplies for our products at competitive prices and on a timely basis, particularly in light of the potential impact of the COVID-19 pandemic on our suppliers and supply chain;

●	our ability to shift to new suppliers and incorporate new components in a manner that is not disruptive to our business;

●	our ability to obtain and maintain UL Listings and OEM approvals for our energy storage solutions;

●	our ability to diversify our product offerings and capture new market opportunities;

●	our ability to source our needs for skilled labor, machinery, parts, and raw materials economically;

●	our ability to retain key members of our senior management;

●	our ability to continue to operate safely and effectively during the COVID-19 pandemic; and

●	our dependence on our major customers.

Also, forward-looking statements represent our estimates and assumptions only as of the date of this report. You should read this report and the documents that we reference, and file as exhibits to this report completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

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

PART I - Financial Information

Item 1. Financial Statements

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021 (Unaudited)	June 30, 2020

ASSETS

Current assets:
Cash	$2,432,000	$726,000
Accounts receivable	4,864,000	3,069,000
Inventories	8,611,000	5,256,000
Other current assets	780,000	787,000
Total current assets	16,687,000	9,838,000
Right of use asset	3,138,000	3,435,000
Other assets	132,000	174,000
Property, plant and equipment, net	1,044,000	528,000

Total assets	$21,001,000	$13,975,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$6,050,000	$4,648,000
Accrued expenses	1,750,000	1,400,000
Deferred revenue	115,000	4,000
Customer deposits	155,000	1,563,000
Due to Factor	-	469,000
Short-term loans – related party	-	2,057,000
Line of credit - related party	-	5,290,000
Financing lease payable	-	28,000
Office lease payable, current portion	419,000	288,000
Accrued interest	3,000	50,000
Total current liabilities	8,492,000	15,797,000

Long term liabilities:
Paycheck Protection Program loan payable	-	1,297,000
Office lease payable, less current portion	2,979,000	3,301,000

Total liabilities	11,471,000	20,395,000

Stockholders’ equity (deficit):

Preferred stock, $0.001 par value; 500,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 30,000,000 shares authorized; 13,003,795 and 7,420,487 shares issued and outstanding at March 31, 2021 and June 30, 2020, respectively	13,000	7,000
Additional paid-in capital	72,002,000	46,985,000
Accumulated deficit	(62,485,000)	(53,412,000)

Total stockholders’ equity (deficit)	9,530,000	(6,420,000)

Total liabilities and stockholders’ equity (deficit)	$21,001,000	$13,975,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Revenues	$6,964,000	$5,051,000	$17,932,000	$10,585,000
Cost of sales	5,287,000	4,402,000	13,893,000	9,494,000

Gross profit	1,677,000	649,000	4,039,000	1,091,000

Operating expenses:
Selling and administrative	3,122,000	2,584,000	9,177,000	7,075,000
Research and development	1,523,000	1,527,000	4,624,000	3,888,000
Total operating expenses	4,645,000	4,111,000	13,801,000	10,963,000

Operating loss	(2,968,000)	(3,462,000)	(9,762,000)	(9,872,000)

Other income (expense):
Other income	1,307,000	-	1,307,000	-
Interest expense	(64,000)	(503,000)	(618,000)	(1,214,000)

Net loss	$(1,725,000)	$(3,965,000)	$(9,073,000)	$(11,086,000)

Net loss per share - basic and diluted	$(0.14)	$(0.78)	$(0.80)	$(2.17)

Weighted average number of common shares outstanding - basic and diluted	12,499,870	5,107,845	11,300,229	5,105,982

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

	Common Stock
	Shares	Capital Stock Amount	Additional Paid-in Capital	Common Stock Subscribed	Accumulated Deficit	Total
Balance at June 30, 2020	7,420,487	$7,000	$46,985,000	$-	$(53,412,000)	$(6,420,000)
Issuance of common stock – private placement transactions, net	800,000	1,000	3,199,000	-	-	3,200,000
Issuance of common stock – debt conversion	100,000	-	400,000	-	-	400,000
Issuance of common stock, net of costs	3,099,250	3,000	10,695,000		-	10,698,000
Fair value of warrants issued	-	-	174,000		-	174,000
Stock based compensation	-	-	225,000	-	-	225,000
Net loss	-	-	-	-	(3,984,000)	(3,984,000)
Balance at September 30, 2020	11,419,737	11,000	61,678,000	-	(57,396,000)	4,293,000
Issuance of common stock – exercised options	6,289	-	-	-	-	-
Issuance of common stock – debt conversion	540,347	1,000	2,160,000	-	-	2,161,000
Issuance of common stock, net of costs	226,737	-	3,336,000	-	-	3,336,000
Stock based compensation	-	-	197,000	-	-	197,000
Net loss	-	-	-	-	(3,364,000)	(3,364,000)
Balance at December 31, 2020	12,193,110	12,000	67,371,000	-	(60,760,000)	6,623,000
Issuance of common stock – exercised options and warrants	37,676	-	29,000	-	-	29,000
Issuance of common stock – debt conversion	658,103	1,000	2,631,000	-	-	2,632,000
Issuance of common stock, net of costs	114,906	-	1,743,000	-	-	1,743,000
Stock based compensation	-	-	228,000	-	-	228,000
Net loss	-	-	-	-	(1,725,000)	(1,725,000)
Balance at March 31, 2021	13,003,795	$13,000	$72,002,000	$-	$(62,485,000)	$9,530,000

	Common Stock
	Shares	Capital Stock Amount	Additional Paid-in Capital	Common Stock Subscribed	Accumulated Deficit	Total
Balance at June 30, 2019	5,101,580	$5,000	$35,902,000	$-	$(39,076,000)	$(3,169,000)
				-
Issuance of common stock – exercised options	2,894	-	-	-	-	-
Stock based compensation	-	-	451,000	-	-	451,000
Net loss	-	-	-	-	(3,814,000)	(3,814,000)
Balance at September 30, 2019	5,104,474	5,000	36,353,000	-	(42,890,000)	(6,532,000)
Issuance of common stock - services	3,121	-	30,000	-	-	30,000
Stock based compensation	-	-	449,000	-	-	449,000
Net loss	-	-	-	-	(3,307,000)	(3,307,000)
Balance at December 31, 2019	5,107,595	5,000	36,832,000	-	(46,197,000)	(9,360,000)
Stock subscription agreement	-	-	-	105,000	-	105,000
Issuance of common stock – option exercises	812	-	4,000	-	-	4,000
Stock based compensation	-	-	456,000	-	-	456,000
Net loss	-	-	-	-	(3,965,000)	(3,965,000)
Balance at March 31, 2020	5,108,407	$5,000	$37,292,000	$105,000	$(50,162,000)	$(12,760,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(9,073,000)	$(11,086,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	176,000	94,000
Stock-based compensation	650,000	1,356,000
Stock issuance for services	-	30,000
PPP Loan principal and accrued interest forgiveness	(1,307,000)	-
Fair value of warrant issued as debt issuance cost	174,000	-
Noncash interest expense	426,000	675,000
Noncash rent expense	297,000	219,000
Allowance for inventory reserve	(217,000)	-
Amortization of prepaid offering costs	547,000	-
Changes in operating assets and liabilities:
Accounts receivable	(1,795,000)	(294,000)
Inventories	(3,138,000)	(1,327,000)
Other current assets	(498,000)	(397,000)
Accounts payable	1,402,000	1,658,000
Accrued expenses	350,000	348,000
Due to Factor	(469,000)	399,000
Accrued interest	(37,000)	434,000
Office lease payable	(191,000)	(75,000)
Deferred revenue	111,000	11,000
Customer deposits	(1,408,000)	2,211,000
Net cash used in operating activities	(14,000,000)	(5,744,000)

Cash flows from investing activities
Purchases of equipment	(692,000)	(145,000)
Net cash used in investing activities	(692,000)	(145,000)

Cash flows from financing activities:
Proceeds from issuance of common stock in private placement	3,200,000	-
Proceeds from common stock subscription	-	105,000
Proceeds from issuance of common stock, net of costs	15,806,000	4,000
Borrowings from short-term loan - related party debt	-	1,750,000
Borrowings from line of credit - related party debt	-	4,055,000
Payment of short-term loan – related party	(1,178,000)	-
Payment of line of credit – related party	(1,402,000)	-
Principal payments on financing lease payable	(28,000)	(21,000)
Net cash provided by financing activities	16,398,000	5,893,000

Net change in cash	1,706,000	4,000
Cash, beginning of period	726,000	102,000

Cash, end of period	$2,432,000	$106,000

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Initial recognition of right-of-use lease asset and lease liability	$-	$2,706,000
Common stock issued for conversion of related party debt	$5,193,000	$-
Accrued interest converted into principal	$358,000	$1,246,000
Stock issuance for services	$-	$30,000
Supplemental schedule of cash flow information:
Interest paid	$55,000	$113,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

Net Loss Per Common Share

The Company calculates basic loss per common share by dividing net loss by the weighted average number of common shares outstanding during the periods. Diluted loss per common share is calculated by dividing net loss by the weighted average common shares and dilutive shares, including shares issuable for convertible debt, options, warrants and other dilutive securities.

The Company incurred a net loss for the three and nine months ended March 31, 2021 and 2020, and therefore, basic and diluted loss per share for the periods are the same because potential common equivalent shares were excluded from diluted weighted-average common shares outstanding during the period, as their inclusion would have been anti-dilutive.

For the three months ended March 31, 2021 and 2020, basic and diluted weighted-average common shares outstanding were 12,499,870 and 5,107,845, respectively. For the nine months ended March 31, 2021 and 2020, basic and diluted weighted-average common shares outstanding were 11,300,229 and 5,105,982, respectively. The total potentially dilutive common shares outstanding at March 31, 2021 and 2020, excluded from diluted weighted-average common shares outstanding, were 897,646 and 581,996, respectively.

NOTE 3 – NOTES PAYABLE

Paycheck Protection Program Loan

On May 1, 2020, the Company applied for and received a loan from the Bank of America, NA (the “BOA”) in the aggregate principal amount of approximately $1,297,000 (the “PPP Loan”) pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan is evidenced by a promissory note dated May 1, 2020, issued by Flux Power to the BOA (the “PPP Note”). The PPP Loan had a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments were deferred for six months after the date of disbursement. The Company received the funds on May 4, 2020. On February 9, 2021, the Company was notified that the Small Business Administration (“SBA”) had forgiven repayment of the entire PPP Loan of approximately $1,297,000 in principal, together with all accrued interest of approximately $10,000. The Company has recorded the entire amount of the forgiven loan totaling approximately $1,307,000 as other income in its statement of operations during the current fiscal quarter. As of March 31, 2021, the outstanding balance of the PPP Loan was $0.

The SBA reserves the right to audit any PPP loan, regardless of size. These audits may occur after forgiveness has been granted. In accordance with the CARES Act, all borrowers are required to maintain their PPP loan documentation for six years after the PPP loan was forgiven or repaid in full and to provide that documentation to the SBA upon request.

Revolving Line of Credit

On November 9, 2020, the Company entered into a certain Loan and Security Agreement (“Agreement”) with Silicon Valley Bank (“SVB”). The Agreement provides the Company with a senior secured revolving credit facility for up to $4.0 million available on a revolving basis (“Credit Facility”) which matures on November 8, 2021. Outstanding principal under the Credit Facility accrues interest at a floating per annum rate equal to the greater of (i) prime rate plus two and a half percent (2.50%) or (ii) five and three-quarters percent (5.75%). Interest is due monthly on the last day of the month. In the event of default, the amounts due under the Agreement will bear interest at a rate per annum equal to five percent (5.0%) above the rate that is otherwise applicable to such amounts. The Company paid a non-refundable commitment fee of $15,000 upon execution of the Loan Agreement. In addition, the Company is required to pay a quarterly unused facility fee equal to one-quarter percent (0.25%) per annum of the average daily unused portion of the commitments under the Credit Facility, depending upon availability of borrowings under the Credit Facility. The loans and other obligations of the Company under the Credit Facility are secured by substantially all of the tangible and intangible assets of the Company (including, without limitation, intellectual property) pursuant to the terms of the Agreement and the Intellectual Property Security Agreement dated as of November 9, 2020. As of March 31, 2021, the Company had not utilized the line of credit.

NOTE 4 - RELATED PARTY DEBT AGREEMENTS

Esenjay Loan

On March 9, 2020, the Company and Esenjay Investments, LLC (“Esenjay”) entered into a certain convertible promissory note (“Original Esenjay Note”) pursuant to which Esenjay provided the Company with a loan in the principal amount of $750,000 (the “Esenjay Loan”). On June 2, 2020, the Original Esenjay Note was amended and restated to (i) extend the maturity date from June 30, 2020 to September 30, 2020, and (ii) to increase the principal amount outstanding under the Original Esenjay Note from $750,000 to $1,400,000 (the “Esenjay Note”).

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

On August 31, 2020, the Company entered into the Third Amended and Restated Credit Facility Agreement and pursuant to which the Company further amended the Notes to, among other amended items, include outstanding obligations for an aggregate amount of approximately $564,000, consisting of $500,000 in principal and approximately $64,000 in accrued interest, under the Esenjay Note, into the Credit Facility Agreement. (See “Credit Facility” below).

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

Credit Facility

On March 22, 2018, Flux Power entered into a credit facility agreement with Esenjay with a maximum borrowing amount of $5,000,000 (the “Original Agreement”). The Original Agreement was amended multiple times to allow for, among other things, an increase in the maximum principal amount available under line of credit (“LOC”) to $12,000,000, additional lenders and extensions of the maturity date to September 30, 2021. In August 2020, the Company paid down an aggregate principal amount of approximately $1,402,000 of the outstanding balance under the LOC. On August 31, 2020, the Company entered into the Third Amended and Restated Credit Facility Agreement and pursuant to which the Company further amended the Notes to (i) extend the maturity date from December 31, 2020 to September 30, 2021, and (ii) include outstanding obligations under the Esenjay Note of approximately $564,000, consisting of $500,000 in principal and approximately $64,000 in accrued interest, into the LOC. In November 2020, the Lenders holding an aggregate of approximately $2,161,000 in principal and accrued interest outstanding under the LOC elected to convert their Notes into 540,347 shares of common stock. In January and March 2021, the Lenders holding an aggregate of approximately $2,632,000 in principal and accrued interest outstanding under the LOC elected to convert their Notes into 658,103 shares of common stock of which approximately $1,045,000 was held by Esenjay and was converted to 261,133 shares of common stock. As of March 31, 2021, the outstanding balance of the Notes was $0, and the entire line of credit of $12.0 million was available for future draws.

NOTE 5 – FACTORING ARRANGEMENT

On August 23, 2019, the Company entered into a Factoring Agreement (“Factoring Agreement”) with CSNK Working Capital Finance Corp. d/b/a Bay View Funding (“CSNK”) for a factoring facility under which CSNK would, from time to time, buy approved receivables from the Company. The Company gave termination notice to CSNK and accordingly, effective August 30, 2020 has terminated the Factoring Agreement. As of March 31, 2021 and June 30, 2020, an outstanding balance of $0 and $469,000, respectively, was due to CNSK under the Factoring Agreement. The section below describes the terms of such factoring agreement prior to its termination.

NOTE 6 - STOCKHOLDERS’ EQUITY (DEFICIT)

At-The-Market (“ATM”) Offering

2020 ATM Offering

On December 21, 2020 the Company entered into a Sales Agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC (“HCW”) to sell shares of its common stock, par value $0.001 (the “Common Stock”) from time to time, through an “at-the-market offering” program (the “ATM Offering”) under which HCW will act as sales agent.

The Company agreed to pay HCW a commission in an amount equal to 3.0% of the gross sales proceeds of the shares sold under the Sales Agreement. In addition, the Company agreed to reimburse HCW for certain legal and other expenses incurred up to a maximum of $50,000 to establish the ATM Offering, and $2,500 per quarter thereafter to maintain such program under the Sales Agreement. The Company has also agreed pursuant to the Sales Agreement to indemnify and provide contribution to HCW against certain liabilities, including liabilities under the Securities Act.

In December 2020, the Company sold an aggregate of 226,737 shares of common stock at an average price of $15.40 per share for gross proceeds of approximately $3.5 million in the ATM Offering, prior to deducting commissions and other offering related expenses. In February 2021, the Company sold an aggregate of 77,962 shares of common stock at an average price of $16.66 per share for gross proceeds of approximately $1.2 million in the ATM Offering, prior to deducting commissions and other offering related expenses. In March 2021, the Company sold an additional 36,944 shares of common stock at an average price of $15.22 per share for gross proceeds of approximately $562,000 in the ATM Offering, prior to deducting commissions and other offering related expenses. The offer and sale of the Shares were made pursuant to the Company’s effective “shelf” registration statement on Form S-3 filed with the Securities and Exchange Commission (the “SEC”) on October 16, 2020, and declared effective by the SEC on October 26, 2020, and a prospectus supplement related to the ATM Offering, dated December 21, 2020 (see Note 9).

Public Offering

2020 Public Offering and NASDAQ Capital Market Uplisting

In August 2020, the Company closed an underwritten public offering of its common stock at a public offering price of $4.00 per share for gross proceeds of approximately $12.4 million, which included the full exercise of the underwriters’ over-allotment option to purchase additional shares, prior to deducting underwriting discounts and commissions and offering expenses. A total of 3,099,250 shares of common stock were issued by the Company in the offering, including the full exercise of the over-allotment option. The securities were offered pursuant to a registration statement on Form S-1 (File No. 333-231766), which was declared effective by the SEC on August 12, 2020.

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

The shares offered and sold in the 2020 Private Placement described above were sold to accredited investors in reliance upon exemptions from registration pursuant to Rule 506(b) of Regulation D promulgated under Section 4(a)(2) under the Securities Act. Such shares were not registered under the Securities Act of 1933, as amended (“Securities Act”), and could not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act. Pursuant to a registration statement on Form S-3 filed with the SEC on October 16, 2020 which became effective on October 26, 2020, such shares were registered.

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

In January and March 2021, there was a conversion of the remaining debt underlying the secured promissory notes issued to lenders under the LOC at a conversion price of $4.00 per share. At the option of the lenders, an aggregate of approximately $2,632,000 in principal and accrued interest outstanding under the LOC was converted into 658,103 shares of common stock.

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

Warrant Activity

On July 3, 2019, the Company issued a three-year warrant to Cleveland Capital, L.P. (“Cleveland Warrant”) to purchase our common stock in a number equal to one-half percent (0.5%) of the number of shares of common stock outstanding after giving effect to the total number of shares of common stock sold in a public offering at an exercise price equal to the per share public offering price. On September 1, 2019, the Cleveland Warrant was amended and restated to change the warrant coverage from 0.5% to 1% of the number of shares of common stock outstanding after giving effect to the total number of shares of common stock sold in the next private or public offering (“Offering”) at an exercise price equal the per share price of common stock sold in the Offering. The closing of a private offering constituting the Offering occurred on July 24, 2020. Upon such closing, the number and the exercise price of the Cleveland Warrant became determinable, and represented as a right to purchase up to 83,205 shares of common stock at $4.00 per share and had a fair value of approximately $174,000. As of March 31, 2021, all 83,205 warrants remained outstanding and exercisable.

In August 2020 and in conjunction with the Company’s public offering, the Company issued five-year warrants to the underwriters to purchase up to 185,955 shares of the Company’s common stock at an exercise price of $4.80 per share and had a fair value of approximately $513,000. The underwriters’ warrants became exercisable on February 8, 2021.

Warrant detail for the nine months ended March 31, 2021 is reflected below:

	Number of Warrants	Weighted Average Exercise Price Per Warrant	Remaining Contract Term (# years)
Warrants outstanding and exercisable at June 30, 2020	83,205	$4.00	2.01
Warrants issued	185,955	$4.80	5.00
Warrants exercised	(32,977)	$4.80
Warrants forfeited	(11,700)	$4.80	-
Warrants outstanding and exercisable at March 31, 2021	224,483	$4.50	3.22

Warrant detail for the nine months ended March 31, 2020 is reflected below:

	Number of Warrants	Weighted Average Exercise Price Per Warrant	Remaining Contract Term (# years)
Warrants outstanding and exercisable at June 30, 2019	8,333	$20.00	0.25
Warrants forfeited	(8,333)	$20.00	-
Warrants outstanding and exercisable at March 31, 2020	-	$

Stock-based Compensation

Stock Options

On November 26, 2014, the board of directors approved the 2014 Equity Incentive Plan (the “2014 Plan”), and the Company’s stockholders subsequently approved the 2014 Plan on February 17, 2015. The 2014 Plan enables the Company to grant stock options and other forms of equity incentives of the Company to its employees. Equity incentives are used to retain existing employees and to attract new employees. In addition, the 2014 Plan provides for grants of stock options and other forms of equity incentives to the Company’s directors and consultants. The 2014 Plan allows for the award of stock and options, up to 1,000,000 shares of common stock (See Note 9).

Activity in stock options during the nine months ended March 31, 2021 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2020	579,584	$11.00	7.55
Exercised	(15,812)	$5.77	-
Forfeited and cancelled	(18,932)	$12.45	-
Outstanding at March 31, 2021	544,840	$11.10	6.81
Exercisable at March 31, 2021	490,493	$10.91	6.67

Activity in stock options during the nine months ended March 31, 2020 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2019	580,171	$11.05	8.59
Granted	15,792	$8.87	-
Exercised	(5,249)	$4.68	-
Forfeited and cancelled	(8,718)	$12.56	-
Outstanding at March 31, 2020	581,996	$11.02	7.87
Exercisable at March 31, 2020	414,720	$10.65	7.53

Restricted Stock Units

On November 5, 2020, the Company’s Board of Directors approved an amendment to the Company’s 2014 Plan, to allow grants of Restricted Stock Units (“RSUs”). Subject to vesting requirements set forth in the RSU Award Agreement, one share of common stock is issuable for one vested RSU. On November 5, 2020, the Board of Directors authorized the following RSUs to be granted under the amended 2014 Plan: (i) a total of 43,527 RSUs to certain executive officers as one-time retention incentive awards, (ii) a total of 91,338 RSUs to certain key employees as annual equity compensation of which 45,652 were performance-based RSUs and 45,686 were time-based RSUs.

Activity in RSUs during the nine months ended March 31, 2021 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Grant date Fair Value	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2020	-	$-	-
Granted	134,865	$8.88	-
Forfeited and cancelled	(6,542)	$8.88	-
Outstanding at March 31, 2021	128,323	$8.88	2.91

There were no RSUs granted or outstanding during the nine months ended March 31, 2020 (See Note 9).

Stock-based compensation

Stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and nine months ended March 31, 2021 and 2020, includes compensation expense for stock-based options and awards granted, including RSUs, based on the grant date fair value. For options and awards granted, expenses are amortized under the straight-line method over the expected vesting period. Stock-based compensation expense recognized in the condensed consolidated statements of operations has been reduced for estimated forfeitures of options and awards that are subject to vesting. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

At March 31, 2021, the aggregate intrinsic value of exercisable options were approximately $1,582,000.

The following table summarizes stock-based compensation expense for employee and non-employee option grants and RSUs:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Research and development	$48,000	$54,000	$146,000	$162,000
Selling and administrative	180,000	402,000	504,000	1,194,000
Total stock-based compensation expense	$228,000	$456,000	$650,000	$1,356,000

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. The fair value of stock options was measured at the grant date using the assumptions (annualized percentages) in the table below:

	Nine Months Ended March 31,
	2021	2020
Expected volatility	0%	100.60%
Risk free interest rate	0%	1.73%
Forfeiture rate	20%	20%
Dividend yield	0%	0%
Expected term (years)	0	5.56

At March 31, 2021, the unamortized stock-based compensation expense relating to outstanding stock options and RSUs was approximately $476,000 and $570,000, respectively, and these amounts are expected to be expensed over the weighted-average remaining recognition period of 0.94 years and 2.91 years, respectively.

NOTE 7 - CONCENTRATIONS

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and unsecured trade accounts receivable. The Company maintains its cash in checking and savings accounts at federally insured financial institutions in excess of federally insured limits. As of March 31, 2021, the Company’s cash balance was approximately $2,432,000. Management believes that the Company is not exposed to any significant credit risk with respect to its cash.

Customer Concentrations

During the three months ended March 31, 2021, the Company had four (4) major customers that each represented 10% or more of its total revenues on an individual basis, and together represented approximately $5,352,000 or 77% of total revenues. During the nine months ended March 31, 2021, the Company had three (3) major customers that each represented more than 10% of its total revenues on an individual basis, and together represented approximately $10,594,000 or 59% of total revenues.

During the three months ended March 31, 2020, the Company had two (2) major customers that each represented 10% or more of its total revenues on an individual basis, and together represented approximately $3,373,000 or 67% of total revenues. During the nine months ended March 31, 2020, the Company had three (3) major customers that each represented more than 10% of its total revenues on an individual basis, and together represented approximately $7,991,000 or 76% of total revenues.

Suppliers/Vendor Concentrations

The Company obtains a limited number of components and supplies included in its products from a small group of suppliers. During the three months ended March 31, 2021, the Company had two (2) suppliers who accounted for 10% or more of total component and supply purchases on an individual basis, and together represented approximately $2,252,000 or 26% of total component and supply purchases. During the nine months ended March 31, 2021 the Company had two (2) suppliers that represented more than 10% of total component and supply purchases on an individual basis, and together represented approximately $6,229,000 or 27% of total component and supply purchases.

During the three months ended March 31, 2020, the Company had two (2) suppliers who accounted for 10% or more of total component and supply purchases on an individual basis, and together represented approximately $2,581,000 or 39% of total component and supply purchases. During the nine months ended March 31, 2020 the Company had two (2) suppliers that each represented more than 10% of total component and supply purchases on an individual basis, and together represented approximately $4,802,000 or 37% of total component and supply purchases.

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

Total rent expense was approximately $214,000 and $635,000 for the three and nine month periods ended March 31, 2021, respectively.

Total rent expense was approximately $160,000 and $458,000 for the three and nine month periods ended March 31, 2020, respectively.

The Future Minimum Lease Payments as of March 31, 2021 are as follows:

Year Ending June 30,
2021 (remaining three months)	$181,000
2022	746,000
2023	768,000
2024	791,000
2025	815,000
Thereafter	1,199,000
Total Future Minimum Lease Payments	4,500,000

Less: discount	(1,102,000)
Total Lease Liability	$3,398,000

NOTE 9 - SUBSEQUENT EVENTS

ATM Offering

In April 2021, the Company sold an aggregate of 149,696 shares of common stock (the “Shares”) through the ATM Offering at an average price of $12.04 per share for gross proceeds of approximately $1.8 million, prior to deducting commissions and other offering related expenses. The offers and sales of the Shares were made pursuant to the Company’s effective “shelf” registration statement on Form S-3 filed with the SEC on October 16, 2020, and declared effective by the SEC on October 26, 2020, and the related prospectus supplement for the ATM Offering dated December 21, 2020.

2021 Equity Incentive Plan

On April 29, 2021, at the Company’s annual stockholders meeting, the 2021 Equity Incentive Plan (“2021 Plan”) was approved by the stockholders of the Company. As of May 10, 2021, there were no awards granted under the 2021 Plan, and 2,000,000 shares of common stock were available for issuance under the 2021 Plan.

Grant of Restricted Stock Units to Non-Executive Directors

On April 29, 2021, the Company’s four non-executive directors were awarded RSUs covering a total of 18,312 shares of common stock under the 2014 Plan. The RSUs vest annually over a three-year vesting period with the first one third of the RSUs to be vested on April 29, 2022. The awards are subject to the terms and conditions of the 2014 Plan and the terms and conditions of an applicable award agreement covering each grant. The awards were approved by the compensation committee of the Company and the Board of Directors prior to being granted.

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

Business Overview

We design, develop, manufacture, and sell advanced lithium-ion energy storage solutions for lift trucks, airport ground support equipment (GSE), stationary energy storage, and other industrial and commercial applications. Our “LiFT Pack” battery packs, including our proprietary battery management system (“BMS”), seek to provide a better performing, higher value, and more environmentally friendly energy storage alternatives as compared with traditional lead acid and propane-based solutions. We believe that increasing demand for lithium-ion battery packs in the material handling sector will increase the global market opportunity for lithium-ion energy storage and provide an opportunity for us to grow our business.

Our long-term strategy is to meet the growing demand for lithium-ion storage solutions, to be a supplier of choice, to target large fleets as a priority and to build scale to drive efficiencies and improve profit margins. The first step includes investing in research and development (R&D) to expand our product mix to include first-in-class products. We recently filed three new patents on advanced technology related to our lithium-ion battery packs. The technology behind these pending patents are designed to:

●	increase battery life by optimizing the charging cycle,
●	give users a better understanding of the health of their battery in use, and
●	apply artificial intelligence (“AI”) to predictively balance the cells for optimal performance.

To achieve our objective of becoming a supplier of choice, we intend to continue expanding our infrastructure to support to Fortune 500 fleets and their varied demands. We intend to expand our product lines to address their needs, add additional OEM relationships, increase production capacity, and build an expanded nation-wide service footprint. Our strategy for sales growth places a high priority on growing relationships with the national account sales forces of OEMs and solidifying our brand reputation of trust and reliability. Our goal is to improve our product offering and service levels in order to earn the confidence of the larger fleets.

We believe energy storage solutions for the material handing sector is a multi-billion dollar addressable market and provides companies, like ours, with an opportunity to build scale while improving profitability. To meet our objectives for “building scale,” we intend to focus on expanding our supply chain, growing our existing customer relationships and identifying new partnerships and/or acquisitions that provide synergy with our strengths. As part of our focus on securing our supply chain, we have identified our lead supplier for cells that are used in our battery packs. However, introducing new cells in certain packs will require us to seek UL and/or OEM approval for those packs which may lead to delays in our ability to sell our packs and impact our operating results. Improving our gross profit margin while growing our business remains a high priority for us. We aim to continue to improve our gross profit margin through internal initiatives to reduce production costs, through volume purchases, design improvements, supplier sourcing and general economies of scale.

To support our plans for growth, we have improved our financial strength and our access to capital. Our outstanding debt has been reduced through a combination of debt service and the conversion of outstanding notes into equity. In August 2020, we closed an underwritten public offering of our common stock to raise gross proceeds of approximately $12.4 million and our common stock commenced trading on The NASDAQ Capital Market under the symbol “FLUX.” On October 16, 2020 we filed a shelf registration on Form S-3 for $50 million to support capital raise for business growth. In connection with the shelf registration statement, in December 2020, we entered into a Sales Agreement enabling us to sell shares of our common stock in “At-The-Market” offerings from time to time. As of May 10, 2021, we have issued 579,181 shares of our common stock at an average price of $14.09 per share for gross proceeds of approximately $8.2 million prior to deducting commissions and offering expenses. In November 2020, we implemented a new revolving line of credit for up to $4 million with Silicon Valley Bank which matures on November 8, 2021. In addition, we will continue to explore a variety of options to access the capital needed to fund our operations.

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

We cannot predict at this time the full extent to which COVID-19 will impact our business, results and financial condition, which will depend on many factors. We are staying in close communication with our employees, customers, suppliers and partners, and acting to mitigate the impact of this dynamic and evolving situation, but there is no guarantee that we will be able to do so. There are certain challenges in the supply chain in general due to this ongoing pandemic that may affect our suppliers to provide and deliver on time adequate amount of the raw material needed for our planned production or at prices acceptable to us. Should we be unable to obtain such supplies on a timely basis, our ability to produce and sell our energy storage solutions will be harmed. Although as of May 10, 2021, we have not observed any material impacts to our supply of components, the situation is fluid and we may be materially and adversely affected by any negative impacts resulting from COVID-19.

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

Credit Facility

As of January 1, 2021, there was approximately $2,403,000 of principal outstanding under the LOC. In January and March 2021, certain lenders holding an aggregate of approximately $2,632,000 in principal and accrued interest outstanding under the LOC elected to convert their notes into an aggregate of 658,103 shares of common stock of which approximately $1,045,000 was held by Esenjay and was converted to 261,133 shares of common stock.

After giving effect to the issuance of such shares, as of May 10, 2021, the outstanding balance under the LOC was $0, and the entire line of credit of $12.0 million was available for future draws.

PPP Loan Forgiveness

On February 9, 2021, the Company was notified that SBA had forgiven repayment of the entire PPP Loan of approximately $1,297,000 in principal, together with all accrued interest of approximately $10,000. The Company has recorded the entire amount of the forgiven loan totaling approximately $1,307,000 as other income in its statement of operations during the current fiscal quarter. As of March 31, 2021, the outstanding balance of the PPP Loan was $0.

2021 Equity Incentive Plan

On April 29, 2021, at the Company’s annual stockholders meeting, the 2021 Equity Incentive Plan (“2021 Plan”) was approved by the stockholders of the Company. As of May 10, 2021, there were no awards granted under the 2021 Plan, and 2,000,000 shares of common stock were available for issuance under the 2021 Plan.

Executive Employment Agreements

On February 12, 2021, the Company entered into an Amended and Restated Employment Agreement with the Company’s president and chief executive officer, Ronald F. Dutt (the “Dutt Employment Agreement”), which amends and restates the Employment Agreement between the Company and Mr. Dutt effective December 11, 2012, as amended. In addition to the inclusion of terms relating to change in control, termination, severance, benefits and the acceleration of vesting of options and restricted stock units upon certain events, the Dutt Employment Agreement memorialized Mr. Dutt’s continued services as the president and chief executive officer of the Company and its wholly-owned subsidiary, Flux Power, Inc. (“Flux Power”), and the terms pursuant to which he would provide such services. Pursuant to the terms of the Dutt Employment Agreement, Mr. Dutt’s annual base salary is $250,000.

On February 12, 2021, the Company entered into an Employment Agreement with the Company’s chief financial officer, treasurer and secretary, Charles A. Scheiwe (the “Scheiwe Employment Agreement”). In addition to the inclusion of terms relating to change in control, termination, severance, benefits and the acceleration of vesting of options and restricted stock units upon certain events, the Employment Agreement memorialized Mr. Scheiwe’s continued services as the chief financial officer and secretary of the Company, and as chief financial officer/treasurer and secretary of Flux Power. Pursuant to the terms of the Scheiwe Employment Agreement, Mr. Scheiwe’s annual base salary of $190,000.

On February 12, 2021, Flux Power entered into an Employment Agreement with its chief operating officer, Jonathan Berry (the “Berry Employment Agreement”). In addition to the inclusion of terms relating to change in control, termination, severance, benefits and the acceleration of vesting of options and restricted stock units upon certain events, the Berry Employment Agreement memorialized Mr. Berry’s continued services as the chief operating officer of Flux Power. Pursuant to the terms of the Berry Employment Agreement, Mr. Berry’s annual base salary is $190,000.

Under their respective employment agreement, Messrs. Dutt, Scheiwe and Berry, among other things, are (i) eligible for an annual target cash bonus and awards of restricted stock units or other equity-based incentive compensation consistent with his position as determined by the Board of Directors (the “Board”) and the Compensation Committee; (ii) entitled to reimbursement for all reasonable business expenses incurred in performing services; and (iii) entitled to certain severance and change of control benefits contingent upon such employee’s agreement to a general release of claims in favor of the company following termination of employment. Messrs. Dutt, Scheiwe and Berry are also eligible to participate in all customary employee benefit plans or programs generally made available to the senior executive officers. Messrs. Dutt, Scheiwe and Berry have each agreed to observe the terms of a standard confidentiality and non-compete agreement. Messrs. Dutt, Scheiwe and Berry employment is “at-will” and may be terminated at any time for any reason.

Director Compensation

On December 31, 2020, pursuant to the recommendation and advice of the Compensation Committee of the Board of the Company, the Board approved the annual compensation package for non-executive directors of the Company for calendar year 2021, from January 1, 2021 through December 31, 2021, as follows:

	Independent Non-Executive Director	Position	Base Retainer	Chair Fee	Committee Member	Total Comp

Lisa Walters	X	Audit Chair	$50,000	$7,500	$-	$57,500
Dale Robinette	X	Compensation Chair	$50,000	$5,000	$-	$55,000
John A. Cosentino Jr.	X	Governance Chair	$50,000	$5,000	$-	$55,000
Michael Johnson		Board Member	$50,000	$-	$-	$50,000

Grant of Restricted Stock Units to Non-Executive Directors

On April 29, 2021, the Company’s four non-executive directors were awarded RSUs covering a total of 18,312 shares of common stock under the 2014 Plan. The RSUs vest annually over a three-year vesting period with the first one third of the RSUs to be vested on April 29, 2022. The awards are subject to the terms and conditions of the 2014 Plan and the terms and conditions of an applicable award agreement covering each grant. The awards were approved by the Compensation committee of the Company and the Board of Directors prior to being granted.

Segment and Related Information

We operate as a single reportable segment.

Results of Operations and Financial Condition

The following table represents our unaudited condensed consolidated statement of operations for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021		2020
	$	% of Revenues	$	% of Revenues

Revenues	$6,964,000	100%	$5,051,000	100%
Cost of sales	5,287,000	76%	4,402,000	87%
Gross profit	1,677,000	24%	649,000	13%

Operating expenses:
Selling and administrative	3,122,000	45%	2,584,000	51%
Research and development	1,523,000	22%	1,527,000	30%
Total operating expenses	4,645,000	67%	4,111,000	81%

Operating loss	(2,968,000)	-43%	(3,462,000)	-68%

Other income (expense):
Other income	1,307,000	19%	-	-
Interest expense	(64,000)	-1%	(503,000)	-10%

Net loss	$(1,725,000)	-25%	$(3,965,000)	-78%

Revenues

Revenues for the quarter ended March 31, 2021, increased by $1,913,000 or 38% to $6,964,000, compared to $5,051,000 for the quarter ended March 31, 2020. This increase in revenue was directly attributable to the increase in battery pack sales across several different series of batteries, notably M36 battery, and X Series. The increase in revenues included sales growth of existing customers as well as the addition of new customers.

Cost of Sales

Cost of sales for the quarter ended March 31, 2021, increased by $885,000, or 20%, to $5,287,000 compared to $4,402,000 for the quarter ended March 31, 2020. The 20% increase in cost of sales is due to 38% increase in revenues, partially offset by cost reductions note below. Cost of sales as a percentage of revenues for the quarter ended March 31, 2021 was 76% compared to 87% for the quarter ended March 31, 2020. The principal drivers of cost reductions as a percentage of revenues were simplified component designs, reduced material costs, and lower personnel related costs.

Gross Profit

Gross profit for the quarter ended March 31, 2021 increased by $1,028,000 or 158%, to $1,677,000 compared to $649,000 for the quarter ended March 31, 2020. Gross profit as a percentage of revenues increased to 24% for the quarter ended March 31, 2021 as compared to 13% for the quarter ended March 31, 2020. Improvement in the gross profit margin was primarily attributable to higher sales to both new and existing customers, and cost of sales efficiencies noted above.

Selling and Administrative Expenses

Selling and administrative expenses for the quarter ended March 31, 2021 increased by $538,000 or 21%, to $3,122,000 compared to $2,584,000 for the quarter ended March 31, 2020. The increase was primarily attributable to increases in personnel expenses related to additional new hires as well as sales commissions, insurance expenses including professional liability and directors and officers insurance, shipping/freight expenses, and board compensation, partially offset by a decrease in stock-based compensation.

Research and Development Expense

Research and development expenses for the quarter ended March 31, 2021 decreased by $4,000 or less than 1%, to $1,523,000 compared to $1,527,000 for the quarter ended March 31, 2020. Such expenses consisted primarily of materials, supplies, salaries and personnel related expenses, product testing, consulting, and other expenses associated with product development. This minor decrease in expenses was primarily due to staff/labor related efficiencies, partially offset by additional research expenses related to new product development including expenses related to UL certification.

Interest Expense

Interest expense for the quarter ended March 31, 2021 decreased by $439,000 or 87% to $64,000 compared to $503,000 for the quarter ended March 31, 2020. Interest expense has consisted primarily of interest expense related to our outstanding lines of credit and convertible promissory note. Interest expense decreased due to a lower average outstanding debt balance during the current quarter as certain note holders elected to convert their notes to equity.

Other Income

Other income for the quarter ended March 31, 2021 represents the forgiven repayment of the entire PPP Loan of approximately $1,297,000 in principal, together with all accrued interest of approximately $10,000 that SBA had forgiven on February 9, 2021.

Net Loss

Net loss for the quarter ended March 31, 2021 decreased by $2,240,000 or 56%, to $1,725,000 as compared to $3,965,000 for the quarter ended March 31, 2020. The decrease was primarily attributable to increased gross profit, other income due to PPP loan forgiveness, and decreased interest expense, partially offset by an increase in operating expenses.

The following table represents our unaudited condensed consolidated statement of operations for the nine months ended March 31, 2021 and 2020.

	Nine months ended March 31,
	2021		2020
	$	% of Revenues	$	% of Revenues

Revenues	$17,932,000	100%	$10,585,000	100%
Cost of sales	13,893,000	77%	9,494,000	90%
Gross profit	4,039,000	23%	1,091,000	10%

Operating expenses:
Selling and administrative	9,177,000	51%	7,075,000	67%
Research and development	4,624,000	26%	3,888,000	36%
Total operating expenses	13,801,000	77%	10,963,000	103%

Operating loss	(9,762,000)	-54%	(9,872,000)	-93%

Other income (expense):
Other income	1,307,000	7%	-	-
Interest expense	(618,000)	-4%	(1,214,000)	-11%

Net loss	$(9,073,000)	-51%	$(11,086,000)	-104%

Revenues

Revenues for the nine months ended March 31, 2021, increased by $7,347,000 or 69%, to $17,932,000 compared to $10,585,000 for the nine months ended March 31, 2020. This increase in revenues was directly attributable to the increase in battery pack sales across several different series of batteries, notably M36 battery, X Series, G Series, and C Series, and was partially offset by a decrease in S Series battery pack sales. The increase in revenues included sales growth of existing customers as well as the addition of new customers.

Cost of Sales

Cost of sales for the nine months ended March 31, 2021, increased by $4,399,000, or 46%, to $13,893,000 compared to $9,494,000 for the nine months ended March 31, 2020. The 46% increase in cost of sales is due to 69% increase in revenues, partially offset by cost reductions note below. Cost of sales as a percentage of revenues for the nine months ended March 31, 2021 was 77%, a decrease of 13% compared to 90% for the nine months ended March 31, 2020. The principal drivers of cost reductions as a percentage of revenues were simplified component designs, reduced material costs, reduced warranty related expenses, and lower personnel related costs.

Gross Profit

Gross profit for the nine months ended March 31, 2021 increased by $2,948,000 or 270%, to $4,039,000 compared to $1,091,000 for the nine months ended March 31, 2020. Gross profit as a percentage of revenues increased to 23% for the nine months ended March 31, 2021 as compared to 10% for the nine months ended March 31, 2020. Improvement in the gross profit margin was primarily attributable to higher sales to both new and existing customers, and cost of sales efficiencies noted above.

Selling and Administrative Expenses

Selling and administrative expenses for the nine months ended March 31, 2021 increased by $2,102,000 or 30%, to $9,177,000 compared to $7,075,000 for the nine months ended March 31, 2020. The increase was primarily attributable to increases in personnel expenses related to additional new hires as well as sales commission, insurance expenses including professional liability and directors and officers insurance, board compensation, accounting and legal expenses, and facility related expenses, partially offset by decreases in stock-based compensation, marketing expenses and travel costs.

Research and Development Expense

Research and development expenses for the nine months ended March 31, 2021 increased by $736,000 or 19%, to $4,624,000 compared to $3,888,000 for the nine months ended March 31, 2020. Such expenses consisted primarily of materials, supplies, salaries and personnel related expenses, product testing, consulting, and other expenses associated with product development. The increase in expenses was primarily due to additional research expenses related to new product development including expenses related to UL certifications, staff/labor related expenses.

Interest Expense

Interest expense for the nine months ended March 31, 2021 decreased by $596,000 or 49% to $618,000 compared to $1,214,000 for the nine months ended March 31, 2020. Interest expense has consisted primarily of interest expense related to our outstanding lines of credit and convertible promissory note. Also included in interest expense during the nine months ended March 31, 2021 was additional interest expense of approximately $174,000 of amortization of debt discount related to Cleveland promissory note that was paid off in August 2020. Interest expense decreased due to a lower average outstanding debt balance during the current nine-month period as certain note holders elected to convert their notes to equity, partially offset by $174,000 of debt discount amortization noted above.

Other Income

Other income for the nine months ended March 31, 2021 represents the forgiven repayment of the entire PPP Loan of approximately $1,297,000 in principal, together with all accrued interest of approximately $10,000 that SBA had forgiven on February 9, 2021.

Net Loss

Net loss for the nine months ended March 31, 2021 decreased by $2,013,000 or 18%, to $9,073,000 as compared to $11,086,000 for the nine months ended March 31, 2020. The decrease was primarily attributable to increased gross profit, other income due to PPP loan forgiveness, and decreased interest expense, partially offset by an increase in operating expenses.

Liquidity and Capital Resources

Overview

As of March 31, 2021, we had a cash balance of $2,432,000 and an accumulated deficit of $62,485,000. We believe our existing cash, combined with additional funding available under our existing LOC under the Third Amended and Restated Credit Facility Agreement and under our revolving line of credit for up to $4.0 million with Silicon Valley Bank, together with potential sales of our common stock under the Sales Agreement with H.C. Wainwright & Co., LLC providing for at-the-market sales of stock under the ATM Offering will be sufficient to meet our anticipated capital resources to fund planned operations for the next twelve months. See “Future Liquidity Needs” below.

Cash Flow Summary

	Nine Months Ended March 31,
	2021	2020

Net cash used in operating activities	$(14,000,000)	$(5,744,000)
Net cash used in investing activities	(692,000)	(145,000)
Net cash provided by financing activities	16,398,000	5,893,000
Net change in cash	$1,706,000	$4,000

Operating Activities

Net cash used in operating activities was $14,000,000 for the nine months ended March 31, 2021, compared to net cash used in operating activities of $5,744,000 for the nine months ended March 31, 2020. The net cash used in operating activities for the nine months ended March 31, 2021 reflects the net loss of $9,073,000 for the period offset primarily by non-cash items including depreciation, stock-based compensation, PPP loan forgiveness, non-cash interest expense, non-cash facility lease expense, amortization of prepaid offering costs, as well as, increases in accounts payable, accrued expenses, and deferred revenue, partially offset by increases in accounts receivable, inventory, other current assets, and decreases in customer deposits, drawdowns from factoring facility, accrued interest, office lease payable. We continue our efforts to improve our working capital efficiency by improving vendor terms and inventory levels and decreasing our receivables days outstanding.

Net cash used in operating activities for the nine months ended March 31, 2020 reflects the net loss of $11,086,000 for the period offset primarily by non-cash items including depreciation, stock-based compensation, non-cash interest expense, non-cash facility lease expense, as well as increases in accounts payable, drawdowns from factoring facility, and customer deposits, partially offset by increases in accounts receivable, inventory, and other current assets.

Investing Activities

Net cash used in investing activities was $692,000 for the nine months ended March 31, 2021 and consisted primarily of the costs of internally developed software and purchase of furniture and equipment and warehouse equipment.

Net cash used in investing activities was $145,000 for the nine months ended March 31, 2020 and consisted primarily of the purchase of leasehold improvements and warehouse equipment.

Financing Activities

Net cash provided by financing activities was $16,398,000 for the nine months ended March 31, 2021, which primarily consisted of $19,006,000 in net proceeds from the issuance of common stock in a public offering, a private placement, and at-the-market sales of common stock under our ATM Offering which were partially offset by $2,580,000 in payments of outstanding related party borrowings, and $28,000 in payment of financing lease payable.

Net cash provided by financing activities was $5,893,000 for the nine months ended March 31, 2020, which primarily consisted of borrowings under the Company’s Amended and Restated Credit Facility Agreement and short-term loans.

As of May 10, 2021, approximately $1.8 million remained available under our $10 million ATM Offering for future sales of our common stock for financing activities.

Future Liquidity Needs

We have evaluated our expected cash requirements over the next twelve months, which include, but are not limited to, investments in additional sales and marketing and product development resources, capital expenditures, and working capital requirements. We believe that our existing cash, combined with additional funding available to us under our existing Third Amended and Restated Credit Facility Agreement, our existing revolving working capital line of credit with Silicon Valley Bank for $4.0 million and potential at-the-market sales of our common stock under our ATM Offering will be sufficient to meet our anticipated capital resources to fund planned operations for the next twelve months. As of May 10, 2021, there is $12.0 million available for future draws under the LOC. In addition, to support our operations and anticipated growth, we intend on continue our efforts to secure additional capital from a variety of current and new sources including, but not limited to, a working capital line of credit facility, and sales of our equity securities.

To the extent that we raise additional funds by issuing equity or convertible debt securities, our shareholders may experience additional dilution and such financing may involve restrictive covenants. In the event the Company required to obtain additional funds, there is no guarantee that the Company will be able to raise or obtain the additional funds or that the funds will be available on favorable terms to the Company.

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

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2021.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the nine months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Conversion of Debt

During January 2021, we issued an aggregate of 396,970 shares of common stock to two (2) note holders at $4.00 per share in connection with the conversion of $1,588,000 in principal and accrued interest outstanding under the Third Amended and Restated Credit Facility and related note.

On March 26, 2021, we issued 261,133 shares of common stock at $4.00 per share to one (1) note holder, Esenjay Investments, LLC (“Esenjay”) in connection with the conversion of $1,045,000 in principal and accrued interest outstanding under the Third Amended and Restated Credit Facility and related note. Michael Johnson, a current member of the Company’s board of directors, is the sole director and beneficial owner of Esenjay.

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

The following exhibits are filed as part of this Report.

Exhibit No.	Description
10.1	Amended and Restated Employment Agreement (Ronald Dutt) )♦ (1)
10.2	Employment Agreement (Charles Scheiwe)♦ (1)
10.3	Employment Agreement (Jonathan Berry) ♦ (1)
10.4	2021 Equity Incentive Plan♦ (2)
10.5	Form of Restricted Stock Unit Award Agreement – Non-Executive Director♦ (2)
31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.*
31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.*
32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.*
32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

* Filed herewith ♦ Indicates management compensatory plan, contract, or arrangement

(1) Incorporated by reference to Current Report on Form 8-K filed with SEC on February 17, 2021.
(2) Incorporated by reference to Current Report on Form 8-K filed with the SEC on May 4, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Flux Power Holdings, Inc.

Date: May 13, 2021	By:	/s/ Ronald F. Dutt
Ronald F. Dutt
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Charles A. Scheiwe
Charles A. Scheiwe
Chief Financial Officer
(Principal Financial Officer)

