Form 10-K
period 2021-06-30
Flux Power Holdings, Inc.
filed 2021-09-27
CIK 1083743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of December 31, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $131,426,000.

As of September 27, 2021, there were 15,987,502  shares of registrant’s common stock outstanding.

Documents incorporated by reference: None.

FLUX POWER HOLDINGS, INC.

FORM 10-K ANNUAL REPORT

For the Fiscal Year Ended June 30, 2021

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

Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements include, among other things, statements relating to :

●	our ability to continue as a going concern;

●	our ability to secure sufficient funding to support our current and proposed operations, which could be more difficult in light of the negative impact of the COVID-19 pandemic on our operations, customer demand and supply chain as well as investor sentiment regarding our industry and our stock;

●	our anticipated growth strategies and our ability to manage the expansion of our business operations effectively;

●	our ability to maintain or increase our market share in the competitive markets in which we do business;

●	our ability to grow net revenue and increase our gross profit margin;

●	our ability to keep up with rapidly changing technologies and evolving industry standards, including our ability to achieve technological advances;

●	our dependence on the growth in demand for our products;

●	our ability to compete with larger companies with far greater resources than we have;

●	our continued ability to obtain raw materials and other supplies for our products at competitive prices and on a timely basis, particularly in light of the potential impact of the COVID-19 pandemic on our suppliers and supply chain;

●	our ability to shift to new suppliers and incorporate new components in a manner that is not disruptive to our business;

●	our ability to obtain and maintain UL Listings and OEM approvals for our energy storage solutions;

●	our ability to diversify our product offerings and capture new market opportunities;

●	our ability to source our needs for skilled labor, machinery, parts, and raw materials economically;

●	our ability to retain key members of our senior management;

●	our ability to continue to operate safely and effectively during the COVID-19 pandemic; and

●	our dependence on our major customers.

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

PART I

ITEM 1 – BUSINESS

Overview

We design, develop, manufacture, and sell advanced lithium-ion energy storage solutions for the material handling sector which includes lift trucks, airport ground support equipment (“GSE”), and other industrial and commercial applications. We believe our mobile and stationary energy storage solutions provide customers with a reliable, high performing, cost effective, and more environmentally friendly alternative as compared to traditional lead acid and propane-based solutions. Our modular and scalable design allows different configurations of lithium-ion battery packs to be paired with our proprietary wireless battery management system (“SkyBMS”) to provide the level of energy storage required and “state of the art” real time monitoring of pack performance. We believe that the increasing demand for lithium-ion battery packs in the material handling sector continues to drive our current revenue growth.

Our Strategy

Our business strategy is to meet the rapidly growing demand for lithium-ion energy storage solutions and to be the supplier of choice, targeting large fleets of forklifts and GSEs as a priority. We intend to reach this goal by investing in research and development to expand our product mix, expanding our sales and marketing efforts, improving our customer support efforts and continuing our efforts to improve production capacity and efficiencies. Our research and development efforts will continue to focus on providing adaptable, reliable and cost effective energy storage solutions for customers. In addition, our strategy includes obtaining Underwriters Laboratory (“UL”) Listing on most of our products. We believe that a UL Listing demonstrates the safety, reliability and durability of our products and gives us an important competitive advantage over other lithium-ion energy suppliers. Many of our LiFT Packs have been approved for use by leading industrial motive manufacturers, including Toyota Material Handling USA, Inc., Crown Equipment Corporation, and The Raymond Corporation.

Within our industrial market segments, we believe that our lithium-ion LiFT Pack solutions provide cost, performance and environmental benefits over existing lead acid batteries and propane-based power solutions including:

●	longer operation and multiple shifts with fewer batteries;

●	reduced energy and maintenance costs;

●	faster recharging; and

●	longer lifespan.

Additionally, the toxic nature of lead acid batteries presents significant safety and environmental issues as they are subject to Environmental Protection Agency lead acid battery reporting requirements, may create an environmental hazard in the event of a cell breach, and emit combustible gases during charging.

As a result of the advantages lithium-ion battery technology provide over lead acid batteries, we have experienced significant growth in our business. We believe the industry is gaining strong momentum of a trend toward the adoption of lithium-ion technology to displace lead acid and propane-based energy storage solutions, and based on North American sales data from the Industrial Truck Association (“ITA”), we estimate the market to be a multi-billion dollar per year opportunity.

Critical to our success is our innovative and proprietary versatile BMS that optimizes the performance of our lithium-ion energy solutions and provides a platform for adding new battery pack features, including customized telemetry (pack data and reports available anytime, anywhere) for customers. The BMS serves as the brain of the battery pack, managing cell balancing, charging, discharging, monitoring and communication between the pack and the forklift.

Our engineers design, develop, test, and service our products. We source our battery cells from limited number of suppliers in China and the remainder of the components primarily from vendors in the United States. Final assembly, testing and shipping of our products is done from our ISO 9001  certified facility in Vista, California, which includes three assembly lines.

Recent Developments

On September 22, 2021, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with several institutional and accredited investors (the “Purchasers”), pursuant to which the Company agreed to sell in a registered direct offering an aggregate of 2,142,860 shares of Common Stock of the Company (the “Shares”) and warrants to purchase up to 1,071,430 shares of its common stock (the “Warrants”), at a combined purchase price of $7.00 per share and related Warrant, for aggregate gross proceeds to the Company of approximately $15 million, before deducting placement agent fees and offering expenses payable by the Company (the “Registered Offering”). Subject to certain ownership limitations, the Warrants will be exercisable immediately from the date of issuance, will expire on the five (5) year anniversary of the date of issuance and will have an exercise price of $7.00 per share. The exercise price of the Warrants is subject to certain adjustments, including stock dividends, stock splits, combinations and reclassifications of the Company’s common stock.

The Registered Offering closed on September 27, 2021.

Pursuant to an engagement letter, dated as of September 22, 2021, we have engaged H.C. Wainwright & Co., LLC (“HCW” or the “Placement Agent”) to act as our exclusive Placement Agent in connection with the Registered Offering. As compensation in connection with the Registered Offering, the Company paid HCW a cash fee equal to 6.0% of the gross proceeds of the Registered Offering.

The net proceeds from the Registered Offering, after deducting placement agent fees and offering expenses, are approximately $14 million.

The Shares and the Warrants and the shares issuable upon exercise of the Warrants were offered and are being sold by the Company pursuant to an effective shelf registration statements on Form S-3 (File No. 333-249521), which was originally filed with the SEC on October 16, 2020 and declared effective on October 26, 2020.

DESCRIPTION OF OUR BUSINESS

Our Business

We have leveraged our experience in lithium-ion technology to design and develop a suite of LiFT Pack and related industrial and commercial product lines that we believe provide attractive solutions to customers seeking an alternative to lead acid and propane-based power products. We believe that the following attributes are significant contributors to our success:

Engineering and integration experience in lithium-ion for motive applications: We have been developing lithium-ion applications for the advanced energy storage market since 2010, starting with products for automotive electric vehicle manufacturers. We believe our experience enables us to develop superior solutions as we have sold over 10,000 packs in the field to customers.

UL Listing: We launched our Class 3 Walkie LiFT Pack product line in 2014 and obtained UL Listing for all three different power configurations. We have also obtained UL Listing for our Class 1 LiFT Packs and our Class 2 LiFT Packs, and our Class 3 End Rider. In addition, we have recently completed the process for obtaining UL Listings for our new source of battery cells. We believe this UL Listing provides us a significant competitive advantage and provides assurance to customers that our technology has been rigorously tested by an independent third party and determined to be safe, durable and reliable.

Original equipment manufacturer (OEM) approvals: Many of our LiFT Packs have been tested and approved for use by Toyota Material Handling USA, Inc., Crown Equipment Corporation, and The Raymond Corporation, among the top global lift truck manufacturers by revenue according to Material Handling & Logistics. We also provide a “private label” Class 3 Walkie LiFT Pack to a major forklift OEM.

Broad product offering and scalable design: We offer LiFT Packs for use in a variety of industrial motive applications. We believe that our modular and scalable design enables us to optimize design, inventory, and part count to accommodate natural product extensions of our products to meet customer requirements. We have leveraged our Class 3 Walkie LiFT Pack design to develop larger LiFT Packs for larger forklifts, GSE Packs, and other industrial equipment applications. Natural product extensions, based on our modular, scalable designs, include solar backup power for electric vehicle (“EV”) mobile charging stations and robotic warehouse equipment.

Significant advantages over lead acid and propane-based solutions: We believe that lithium-ion battery systems have significant advantages over existing technologies and will displace lead acid batteries and propane-based solutions, in most applications. Relative to lead acid batteries, such advantages include environmental benefits, no water maintenance, faster charge times, greater cycle life, longer run times, and less energy used that provide operational and financial benefits to customers. When compared to lead acid solutions, our energy storage solutions do not discharge carbon dioxide in the atmosphere due to lithium chemistry efficiencies In addition, when compared to propane-based solutions, lithium-ion systems avoid the generation of exhaust emissions and associated odor and environmental contaminates, and maintenance of an internal combustion engine, which has substantially more parts subject to wear than an electric motor.

Proprietary Battery Management System: We have developed our “next generation” versatile BMS that is currently being rolled out into our full product lines and which provides significant product features for improved customer productivity. Our BMS serves as the brain of the battery pack, managing cell balancing, charging, discharging, monitoring and communication between the pack and the forklift. Our BMS is specifically designed for the industrial motive application environment and is adaptable to meet custom requirements. Our BMS also enables ongoing feature development for reduced cost and higher performance. We have introduced our proprietary telemetry solution, branded “SkyBMS” which provides real time reports on pack performance, health, and remaining useful life.

Our Products

We have developed, tested, and sold our LiFT Packs for use in a broad range of lift trucks, including Class 3 Walkie and End Riders, Class 2 Narrow Aisle, and Class 1 Ride-on, as well as for industrial equipment including airport ground support equipment (“GSE”), energy storage for solar applications, and other commercial applications. Within each of these product segments, there is a range of power and equipment variations. Our LiFT Packs fit most of these variations, with only minor modifications needed to fit the remaining low volume applications. This equipment is described in more detail below.

Our battery pack system design is modular with three core design modules used in our entire family of small, medium, and large pack forklift products. The design of each core module is driven by power requirements and physical space sizing. We utilize our three core design modules to develop packs for other industrial and commercial applications, to meet power and space requirements. We offer varying chemistries and configurations based on the specific application. Currently, our LiFT Packs use lithium iron phosphate (LiFePO4) battery cells, which we source from a variety of overseas suppliers that meet our power, reliability, safety and other specifications. Our BMS works with a number of battery chemistries providing us with the flexibility to use battery cells developed and manufactured by other suppliers. We believe we can readily adapt our LiFT Packs to incorporate new chemistries as they become available in the future in order to meet changing customer preferences and to reduce the cost of our products.

We also offer 24-volt onboard chargers for our Class 3 Walkie LiFT Packs, and smart “wall mounted” chargers for larger applications. Our smart charging solutions are designed to interface with our BMS and integrate easily into most all major chargers in the market.

Industry Overview

Historically, lithium-ion battery solutions were unable to compete with lead acid and propane-based solutions in industrial applications on the basis of cost. However, the supply of lithium-ion batteries has rapidly expanded, leading to price declines of eighty-five percent (85%) since 2010 according to BloombergNEF. BloombergNEF also estimates that lithium-ion battery prices, which averaged $1,160 per kilowatt hour in 2010, were $156 per kWh in 2019 and could drop below $100 per kWh in 2024.

The sharp decline in the price of lithium-ion batteries has made these energy solutions more cost competitive. Affordability has in turn enabled customers to shift away from lead acid and propane-based solutions for power lift equipment to lithium-ion based solutions with more favorable environmental and performance characteristics. We believe our position as a pioneer in the field and our extensive experience providing lithium-ion based energy storage solutions makes us uniquely positioned to take advantage of this shift in customer preferences.

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

According to Modern Materials Handling, worldwide new lift truck orders reached approximately 1.4 million units in 2017. The Industrial Truck Association has estimated that approximately 200,000 lift trucks had been sold yearly since 2013 in North America (Canada, the United States and Mexico), with sales relatively evenly distributed between electric rider (Class 1 and Class 2), motorized hand (Class 3), and internal combustion engine powered lift trucks (Class 4 and Class 5). The ITA estimates that electric products represented approximately sixty-nine percent (69%) of the North American shipments in 2020, reflecting the long term trend of increasing mix of electric products versus internal combustion (propane) engines. Driven by growth in global manufacturing, e-commerce and construction, Research and Markets expects that the global lift truck market will grow at a compound annual growth rate of six and four-tenths percent (6.4%) through 2024.

Customers

Our customers include OEMs, lift equipment dealers, battery distributors and end users. Our customers vary from small companies to Fortune 500 companies.

During the year ended June 30, 2021, we had three (3) major customers that each represented more than 10% of our revenues on an individual basis, and together represented approximately $16,004,000 or 61% of our total revenues. During the year ended June 30, 2020, we had three (3) major customers that each represented more than 10% of our revenues on an individual basis, and together represented approximately $10,045,000 or 60% of our total revenues.

Shift Toward Lithium-ion Battery Technologies

The lithium-ion battery value proposition of higher performance, environmental benefit, and lower life cycle cost is driving an increase in demand for safe and efficient alternatives to lead acid and propane-based power products. The lithium-ion value proposition includes a number of factors impacting customer preferences:

Duration of Charge/Run Times: Lithium-based energy storage systems can perform for a longer duration compared to lead acid batteries. Lithium-ion batteries provide up to 50% longer run times than lead acid batteries of comparable capacity, or amps-per-hour rating, allowing equipment to be operated over a long period of time between charges.

High/Sustained Power: Lithium-ion batteries are better suited to deliver high power versus legacy lead acid. For example, a 100Ah lead acid battery will only deliver 80Ah if discharged over a four-hour period. In contrast, a 100Ah lithium-ion system will achieve over 92Ah even during a 30-minute discharge. Additionally, during discharge, the LiFT Pack sustains its initial voltage, maximizing the performance of the forklift truck, whereas, lead acid voltages, and hence power, decline over the working shift.

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

Safe Operation: The toxic nature of lead acid batteries presents significant safety and environmental issues in the event of a cell breach. During charging, lead acid batteries emit combustible gases and increase in temperature. Lithium-ion (particularly LFP) batteries do not get as hot and avoid many of the safety and environmental issues associated with lead acid batteries.

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

Marketing and Sales

We sell our products through a number of different channels including OEMs, lift equipment dealers and battery distributors as well as directly to end users. In the industrial motive market, OEMs sell their lift products through dealer networks and directly to end customers. Because of environmental issues associated with lead acid batteries and to preserve customer choice, industrial lift products are typically sold without a battery pack. Equipment dealers source battery packs from battery distributors and battery pack suppliers based on demand or in response to customer specifications. End customers may specify a specific type and manufacturer of battery pack to the equipment dealer or may purchase battery packs from battery distributors or directly from battery suppliers.

Our direct sales staff is assigned to major geographies throughout North America to collaborate with our sales partners who have an established customer base. We plan to hire additional sales staff to support our expected sales growth. In addition, we have developed a nation-wide sales network of relationships with equipment OEMs, their dealers, and battery distributors. To support our products, we have a nation-wide network of service providers, typically forklift equipment dealers and battery distributors, who provide local customer service to large customers. We also maintain a call center and provide Tech Bulletins and training to our service and sales network out of our corporate headquarters. We have partnered with an experienced GSE distributor, to market our lithium-ion battery packs for airport GSE. We have typically experienced seasonality in our customers’ orders, often with lower sales in July, August and December.

Manufacturing and Assembly

Rather than manufacture our own battery cells and be limited to a single chemistry, our battery cells are sourced from a limited number of manufacturers located in China. We source the remainder of the components primarily from vendors in the United States. We developed our BMS to be agnostic to a battery’s lithium-ion chemistry and cell manufacturer. Despite such flexibility, we have experienced occasional supply interruptions in the past, and more recently, we have been forced to navigate supply chain and transportation issues stemming from the global pandemic. We are continuing to monitor and test potential new cell technologies on an ongoing basis to help mitigate our supply chain risks. Final assembly, testing and shipping of our products is done from our ISO 9001 certified facility in Vista, California, which includes three assembly lines.

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

Research and Development

Our engineers design, develop, test, and service our advanced lithium-ion energy storage solutions at our company headquarters in Vista, California. We believe our strengths include our core competencies and capabilities in designing and developing proprietary technology for our BMS, lean manufacturing processes, systems engineering, engineering application, and software engineering for both battery packs and telemetry. We believe that our ability to develop new features and technology for our BMS is essential to our growth strategy.

Research and development expenses for the fiscal years ended June 30, 2021 and 2020 were approximately $6.7 million and $5.0 million, respectively. Such expenses consisted primarily of materials, supplies, salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses. Research and development expenses in the year ended June 30, 2021 were higher than the year ended June 30, 2020, primarily due to new product development activities.

As we continue to develop and expand our product offerings, we anticipate that research and development will continue to be a substantial part of our strategic priorities in the future. We seek to develop innovative new and improved products for cell and system management along with associated communication, display, current sensing and charging tools. Our research and development efforts are focused on improving performance, reliability and durability of our energy storage solutions for our customers and on lowering our costs of production.

Competition

Our competitors in the lift equipment market are primarily major lead acid battery manufacturers, including Stryten Energy, East Penn Manufacturing Company, EnerSys Corporation, and Crown Battery Corporation. Although several of these competitors offer a lithium-ion battery, we do not believe that these suppliers offer lithium-based products for lift equipment in any significant volume to end users, equipment dealers, OEMs or battery distributors. Several OEMs offer lithium-ion battery packs on Class 3 forklifts for sale only with their own new forklifts. Some OEMs also offer forklift models designed with an integrated lithium-ion battery. As the demand for lithium-ion battery packs has increased, several small lithium battery pack providers have entered the market, most of whom we believe are suppliers of other power products and have simply added a lithium product to their product lines.

The key competitive factors in this market are performance, reliability, durability, safety and price. We believe we compete effectively in all of these categories in light of our experience with lithium-ion technology, including our development capabilities and the performance of our proprietary BMS. We believe that the UL Listing covering many of our core products is a significant differentiating competitive advantage and we intend to extend that advantage by seeking to obtain UL Listings for our other LiFT pack products in the coming months. In addition, because our BMS is not reliant on any specific battery cell chemistry, we believe we can adapt rapidly to changes in advanced battery technology or customer preferences.

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

As of June 30, 2021, we have two issued patents and three trademark registrations protecting the Flux Power name and logo. We are currently working to file three additional patent applications with respect to our technology, including our next generation BMS 2.0, which is now being rolled into production. We do not know whether any of our efforts will result in the issuance of patents or whether the examination process will require us to narrow our claims. Even if granted, there can be no assurance that these pending patent applications will provide us with protection. Our two issued patents include: (i) a 12-volt battery design and (ii) a battery display design.

Suppliers

We obtain a limited number of components and supplies included in our products from a small group of suppliers. During the year ended June 30, 2021, we had two (2) suppliers who accounted for more than 10% of our total purchases, on an individual basis, and together represented approximately $9,260,000 or 27% of our total purchases.

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

Employees

As of June 30, 2021, we had 121 employees. We engage outside consultants for business development, operations and other functions from time to time. None of our employees is currently represented by a trade union.

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

Our corporate headquarters and production facility totals approximately 63,200 square feet and is located in Vista, California. Our production facility is ISO 9001 certified. The telephone number at our principal executive office is (760)-741-FLUX or (760)-741-3589. In June 2019 we moved to our current facility, noted above, where we initially leased approximately 45,600 square feet of industrial space, and in April 2020, we leased an additional 17,600 rentable space under a lease which terminates concurrently with the term of the original lease, which expires on November 20, 2026. Rent for the corporate headquarters and production facility is approximately $60,500 per month and escalates approximately 3% per year through the end of the lease term. Total rent expense was approximately $841,000 and $673,000 for the years ended June 30, 2021 and 2020, respectively.

ITEM 1A - RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the summary of risk factors described below, together with all of the other information included in this report, before making an investment decision. If any of the following risks actually occur, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You also should read the section entitled “Special Note Regarding Forward Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this report. The risk factors below do not address all the risks relating to securities, business and operations, and financial condition.

Risk Factors Relating to Our Business

We have a history of losses and negative working capital.

For the fiscal years ended June 30, 2021 and 2020, we had net losses of $12,793,000 and $14,336,000, respectively. We have historically experienced net losses and until we generate sufficient revenue, we anticipate to continue to experience losses in the near future.

As of June 30, 2021 and 2020, we had a cash balance of $4,713,000 and $726,000, respectively. We expect that our existing cash balances, credit facilities, and the net proceeds from our recent public offering will be sufficient to fund our existing and planned operations for the next twelve months. Until such time as we generate sufficient cash to fund our operations, we will need additional capital to continue our operations thereafter.

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

While we expect that our available cash, the existing revolving line of credit with a bank, and the expected net proceeds from our authorized At-The-Market offering will be sufficient to sustain our operations for the next twelve months, we will likely need to raise additional capital to support our expanded operations and execute on our business plan. In order to support our anticipated growth, we may be required to pursue sources of additional capital through various means, including joint venture projects, sale and leasing arrangements, and debt or equity financings. Any new securities that we may issue in the future may be sold on terms more favourable for our new investors than the terms in which our stockholders acquired their securities. Newly issued securities may include preferences, superior voting rights, and the issuance of warrants or other convertible securities that will have additional dilutive effects. We cannot assure that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. Further, we may incur substantial costs in pursuing future capital and/or financing. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition and results of operations. Our ability to obtain needed financing may be impaired by such factors as the weakness of capital markets, and the fact that we have not been profitable, which could impact the availability and cost of future financings. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, we may have to reduce our operations accordingly.

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

Historically a majority of our product sales have been generated from a small number of OEMs and customers, including three (3) customers who, on an aggregate basis, made up 61% of our sales for the year ended June 30, 2021, and three (3) customers who, on an aggregate basis, made up 60% of our sales for the year ended June 30, 2020. As a result, our success depends on continued demand from this small group of customers and their willingness to incorporate our battery products in their equipment. The loss of a significant customer would have an adverse effect on our revenues. There is no assurance that we will be successful in our efforts to convince end users to accept our products. Our failure to gain acceptance of our products could have a material adverse effect on our financial condition and results of operations.

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

The COVID-19 pandemic has spread across the globe and is impacting worldwide economic activity. COVID-19 and another public health epidemic/pandemic could pose the risk that we or our employees, contractors, customers, suppliers, third party shipping carriers, government and other partners may be prevented from or limited in their ability to conduct business activities for an indefinite period of time, including due to the spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. While it is not possible at this time to estimate the impact that COVID-19 could have on our business, the continued spread of COVID-19 and the measures taken by the governments of states and countries affected could disrupt, among other things, the supply chain and the manufacture or shipment of our products. On March 19, 2020, the governor of California, the state where our facility is located, issued state-wide stay-at-home orders for non-essential workers to help combat the spread of COVID-19. The Company was deemed to be an essential business consistent with announcements by Forklift OEMs and related supply chain, who support the logistics industry, critical to delivering food and supplies during COVID-19 crisis and we have instituted processes, policies and workplace procedures in an effort to keep our workers safe while productive. However, in the future, our manufacturing operations may be subject to closure or shut down for a variety of reasons. While the Company implemented COVID-19 measures in March 2020 as recommended by the CDC and governmental authorities, since the start of the pandemic the Company has been notified that a few employees had tested positive for COVID-19. While manufacturing operations were not materially impacted, future operations could be affected by the COVID-19 pandemic. Any substantial disruption in our manufacturing operations from COVID-19, or its related impacts, would have a material adverse effect on our business and would impede our ability to manufacture and ship products to our customers in a timely manner, or at all.

The effect of the COVID-19 pandemic and its associated restrictions may adversely impact many aspects of our business, including customer demand, the length of our sales cycles, disruptions in our supply chain, lower the operating efficiencies at our facility, worker shortages and declining staff morale, and other unforeseen disruptions. The demand for our products may significantly decline if the COVID-19 pandemic continues, restrictions are implemented or re-implemented, or the virus resurges and spreads and our customers suffer losses in their businesses. The supply of our raw materials and our supply chain may be disrupted and adversely impacted by the pandemic. The occurrence of any of the foregoing events and their adverse effect on capital markets and investor sentiment may adversely impact our ability to raise capital when needed or on terms favourable to us and our stockholders to fund our operations, which could have a material adverse effect on our business, financial condition and results of operations. The extent to which the COVID-19 outbreak impacts our results, its effect on near or long-term value of our share price will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

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

The lithium-ion battery industry has been subjected to tariffs implemented by the United States government on goods imported from China. There is an ongoing risk of new or additional tariffs being put in place on lithium-ion batteries or related part. Since all of our lithium-ion batteries are manufactured in China, current and potential tariffs on lithium-ion batteries imported by us from China could increase our costs, require us to increase prices to our customers or, if we are unable to do so, result in lower gross margins on the products sold by us. China has already imposed tariffs on a wide range of American products in retaliation for the American tariffs on steel and aluminum. Additional tariffs could be imposed by China in response to actual or threatened tariffs on products imported from China. The imposition of additional tariffs by the United States could trigger the adoption of tariffs by other countries as well. Any resulting escalation of trade tensions, including a “trade war,” could have a significant adverse effect on world trade and the world economy, as well as on our results of operations. At this time, we cannot predict how such enacted tariffs will impact our business. Tariffs on components imported by us from China could have a material adverse effect on our business and results of operations.

We are dependent on a limited number of suppliers for our battery cells, and the inability of these suppliers to continue to deliver, or their refusal to deliver, our battery cells at prices and volumes acceptable to us would have a material adverse effect on our business, prospects and operating results.

We do not manufacture the battery cells used in our LiFT Packs. Our battery cells, which are an integral part of our battery products and systems, are sourced from a limited number of manufacturers located in China. While we obtain components for our products and systems from multiple sources whenever possible, we have spent a great deal of time in developing and testing our battery cells that we receive from our suppliers. We refer to the battery cell suppliers as our “limited source suppliers.” Additionally, our operations are materially dependent upon the continued market acceptance and quality of these manufacturers’ products and their ability to continue to manufacture products that are competitive and that comply with laws relating to environmental and efficiency standards. Our inability to obtain products from one or more of these suppliers or a decline in market acceptance of these suppliers’ products could have a material adverse effect on our business, results of operations and financial condition. From time to time we have experienced shortages, allocations and discontinuances of certain components and products, resulting in delays in filling orders. Qualifying new suppliers to compensate for such shortages may be time-consuming and costly. In  addition, we may have to recertify our UL Listings for the battery cells from new suppliers, which in turn has led to delays in product acceptance. Similar delays may occur in the future. Furthermore, the performance of the components from our suppliers as incorporated in our products may not meet the quality requirements of our customers.

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

Changes in business conditions, wars, regulatory requirements, economic conditions and cycles, governmental changes, pandemic, and other factors beyond our control could also affect our suppliers’ ability to deliver components to us on a timely basis or cause us to terminate our relationship with them and require us to find replacements, which we may have difficulty doing. Furthermore, if we experience significant increased demand, or need to replace our existing suppliers, there can be no assurance that additional supplies of component parts will be available when required on terms that are favorable to us, at all, or that any supplier would allocate sufficient supplies to us in order to meet our requirements or fill our orders in a timely manner. In the past, we have replaced certain suppliers because of their failure to provide components that met our quality control standards. The loss of any limited source supplier or the disruption in the supply of components from these suppliers could lead to delays in the deliveries of our battery products and systems to our customers, which could hurt our relationships with our customers and also materially adversely affect our business, prospects and operating results.

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

The research and development of new products and technologies is costly and time consuming, and there are no assurances that our research and development efforts will be either successful or completed within anticipated timeframes, if at all. Our failure to technologically evolve and/or develop new or enhanced products may cause us to lose competitiveness in the battery market. In addition, in order to compete effectively in the renewable battery industry, we must be able to launch new products to meet our customers’ demands in a timely manner. However, we cannot provide assurance that we will be able to install and certify any equipment needed to produce new products in a timely manner, or that the transitioning of our manufacturing facility and resources to full production under any new product programs will not impact production rates or other operational efficiency measures at our manufacturing facility. In addition, new product introductions and applications are risky, and may suffer from a lack of market acceptance, delays in related product development and failure of new products to operate properly. Any failure by us to successfully launch new products, or a failure by us to meet our customers criteria in order to accept such products, could adversely affect our results.

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

In addition, Sarbanes-Oxley specifically requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. In particular, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of Sarbanes-Oxley. Our testing, or the subsequent testing by our independent registered public accounting firm, when required, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

On August 14, 2020, our common stock commenced trading on The NASDAQ Capital Market under the symbol “FLUX.” We cannot predict the extent to which investor interest in our common stock will lead to the development of an active trading market on that stock exchange or any other exchange in the future. An active market for our common stock may never develop. We cannot assure you that the volume of trading in shares of our common stock will increase in the future. The trading price of our common stock has experienced volatility and is likely to continue to be highly volatile in response to numerous factors, many of which are beyond our control, including, without limitation, the following:

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

As of September 10, 2021, our directors and executive officers, and their respective affiliates beneficially owned approximately 34.8% of our outstanding common stock, including common stock underlying options, and warrants that were exercisable or convertible or which would become exercisable or convertible within 60 days. Michael Johnson, our director and beneficial owner of Esenjay, beneficially owns approximately 32.5% of such outstanding common stock. As a result of their ownership, our directors and executive officers and their respective affiliates collectively, and Esenjay, individually, are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

Our corporate headquarters and production facility consist of approximately 63,200 square feet and is located in Vista, California. Our production facility is ISO 9001 certified . We lease the property. Monthly rent for the total space is approximately $60,500 per month and escalates approximately 3% per year through the end of the lease term on November 20, 2026. Total rent expense was approximately $841,000 and $673,000 for the years ended June 30, 2021 and 2020, respectively.

We believe that our leased property is in good condition and suitable for the conduct of our business.

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

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock is traded on The NASDAQ Capital Market under the symbol “FLUX.”

Holders of Record of Common Stock

As of September 10, 2021, we had approximately 1,454 stockholders of record for our common stock. The foregoing number of stockholders of record does not include an unknown number of stockholders who hold their stock in “street name.”

Dividend Policy

We have never declared or paid cash dividends on our common stock. We presently do not expect to declare or pay such dividends in the foreseeable future and expect to reinvest all undistributed earnings to expand our operations, which the management believes would be of the most benefit to our stockholders. The declaration of dividends, if any, will be subject to the discretion of our Board of Directors, which may consider such factors as our results of operations, financial condition, capital needs and acquisition strategy, among others.

Recent Sales of Unregistered Securities

Unregistered securities sold by the Company during the period covered by this report have been previously reported in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

Purchases of Equity Securities

None.

Equity Compensation Plan Information

The following table provides certain information with respect to our equity compensation plans in effect as of June 30, 2021:

	Number of securities to be issued upon exercise of outstanding options, and settlement of RSUs (a)	Weighted-average exercise price of outstanding options, and issuance price of RSUs (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (c)
Equity compensation plans approved by security holders(1)	508,669	$11.04	328,670
Equity compensation plans approved by security holders(2)	-	-	2,000,000
Equity compensation plans not approved by security holders(3)	22,536	$10.55	-

Total	531,205	$11.02	2,328,670

(1)	211,800 incentive stock options (“ISO”) and 80,700 non-qualified stock options (“NQSO”) of our common stock were granted under the 2014 Option Plan during the year ended June 30, 2018. We granted 147,411 incentive stock options and 97,616 non-qualified stock options under the 2014 Option Plan during Fiscal 2019. We granted 15,324 incentive stock options and 3,948 non-qualified stock options under the 2014 Option Plan during Fiscal 2020. We granted 153,177 restricted stock units under the 2014 Option Plan during Fiscal 2021. The 2014 Option Plan was approved February 17, 2015, and was amended on October 25, 2017.
(2)	Consists of 2,000,000 shares of common stock reserved for issuance under the 2021 Equity Incentive Plan which was approved by our shareholders on April 29, 2021.
(3)	Consists of 7,200 options granted under the 2010 Stock Option Plan (“2010 Option Plan”) and assumed by us in the reverse acquisition. An additional 30,700 non-qualified options were issued. At June 30, 2021, there was 22 ,536 options outstanding.

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

Business Overview

We design, develop, manufacture, and sell a portfolio of advanced lithium-ion energy storage solutions for the material handling sector which includes lift trucks, airport ground support equipment (“GSE”), and other industrial and commercial applications. We believe our mobile and stationary energy storage solutions provide customers with a reliable, high performing, cost effective, and more environmentally friendly alternative as compared to traditional lead acid and propane-based solutions. Our modular and scalable design allows different configurations of lithium-ion battery packs to be paired with our proprietary wireless battery management system (“SkyBMS”) to provide the level of energy storage required and “state of the art” real time monitoring of pack performance. We believe that the increasing demand for lithium-ion battery packs in the material handling sector continues to drive our current revenue growth.

Our long-term strategy is to meet the rapidly growing demand for lithium-ion energy solutions and to be the supplier of choice, targeting large fleets of forklifts and GSEs as a priority. We intend to reach this goal by investing in research and development to expand our product mix, and by expanding our sales and marketing efforts, improving our customer support efforts and continuing our efforts to improve production capacity and efficiencies. Our research and development efforts will continue to focus on providing adaptable, reliable and cost effective energy storage solutions for customers. We recently filed three new patents on advanced technology related to lithium-ion battery packs. The technology behind these pending patents are designed to:

●	increase battery life by optimizing the charging cycle,
●	give users a better understanding of the health of their battery in use, and
●	apply artificial intelligence (“AI”) to predictively balance the cells for optimal performance.

We currently focus on the material handling sector which we believe is a multi-billion dollar addressable market. We believe the sector will provide us with an opportunity to grow our business as we enhance our product mix and service levels, and grow our sales to large fleets. Applications of our modular packs for other industrial and commercial uses, such as solar energy storage, provide further growth opportunities. We intend to continue to expand our supply chain and customer partnerships and seek further partnerships and/or acquisitions that provide synergy to meeting our growth and “building scale” objectives. Our recent business growth reflects our expanded product line, additional OEM relationships and supply contracts, production capacity increases, and an expanded nation-wide service footprint. Our strategy for sales growth places a high priority on growing relationships with the national account sales forces of the equipment OEMs, expanding relationships with major equipment dealers and distributors, and leveraging our brand reputation of trust and reliability.

To achieve our long-term strategy, we will need to manage our growth in a thoughtful manner, improve the profitability of our business and continue to take steps to enhance our financial strength.

Financing Activities

During fiscal 2021, we directed our efforts to reduce our outstanding debt through a combination of debt service and debt conversion to equity. During the quarter ended March 31, 2021, the remaining outstanding balance of approximately $2,632,000 in principal and accrued interest under the Credit Facility was converted into 658,103 shares of common stock, which resulted in elimination of the entire outstanding debt by end of Fiscal 2021.Accordingly, on June 10, 2021, the Third Amended and Restated Credit Facility Agreement and the related Second Amended and Restated Security Agreement dated August 31, 2020 by and among the Company and the Lenders (the “Security Agreement”) were terminated. Under the Credit Facility, the Company could borrow up to $12 million under a revolving line of credit, with such advance subject to discretion of the Lenders. Pursuant to the Security Agreement, advances and obligations under the Credit Facility were secured by a security interest in collateral of the Company. As of the termination date, all payments due under the related notes have been made in full and all obligations under such notes and the Credit Facility have been paid or discharged in full. In addition, the Company did not incur any early termination penalties in connection with the termination of the Third Amended and Restated Credit Agreement or Security Agreement.

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

At-The-Market Offering

On October 16, 2020, we filed a shelf registration on Form S-3 for up to $50 million to support our ability to raise capital to support our business growth. In connection with the shelf registration statement, in December 2020, we entered into a Sales Agreement with H.C. Wainwright & Co., LLC enabling us to sell shares of our common stock in “At-The-Market” offerings from time to time. On May 27, 2021 we filed an amendment to the prospectus supplement dated December 21, 2020 allowing us to sell up to $20 million of shares under the “at-the-market offering” program (“ATM Offering”). From December 2020 to June 30, 2021, we sold an aggregate of 978,782 shares of common stock at an average price of $12.93 per share for gross proceeds of approximately $12.7 million in the ATM Offering, prior to deducting commissions and other offering related expenses.

Borrowing under the Revolving Line of Credit

We also put in place a revolving line of credit for up to $4 million with Silicon Valley Bank (“SVB”). On November 9, 2020, we entered into a certain Loan and Security Agreement (“Agreement”) with SVB for a senior secured revolving credit facility for up to $4.0 million available on a revolving basis (“SVB Credit Facility”). The Company has utilized the SVB Credit Facility from-time-to-time, however as of June 30, 2021, the outstanding balance of the line of credit was $0 and the entire $4.0 million of the facility is available for future draws through November 8, 2021, unless the credit facility is renewed and its term is extended prior to its expiration.

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

We believe the following critical accounting policies and estimates affect the preparation of our financial statements:

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. The Company has not experienced collections issues related to its accounts receivable and has not recorded an allowance for doubtful accounts during the years ended June 30, 2021 and 2020.

Inventories

Inventories consist primarily of battery management systems and the related subcomponents, and are stated at the lower of cost (first-in, first-out) or net realizable value. The Company evaluates inventories to determine if write-downs are necessary due to obsolescence or if the inventory levels are in excess of anticipated demand at market value based on consideration of historical sales and product development plans. The Company recorded an adjustment related to obsolete inventory in the amount of approximately $15,000 during the year ended June 30, 2020. The Company has no adjustment related to obsolete inventory during the year ended June 30, 2021.

Revenue Recognition

The Company recognizes revenue in accordance to the Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”) for all contracts. The Company derives its revenue from the sale of products to customers. The Company sells its products primarily through a distribution network of equipment dealers, OEMs and battery distributors in primarily North America. The Company recognizes revenue for the products when all significant risks and rewards have been transferred to the customer, there is no continuing managerial involvement associated with ownership of the goods sold is retained, no effective control over the goods sold is retained, the amount of revenue can be measured reliably, it is probable that the economic benefits associated with the transactions will flow to the Company and the costs incurred or to be incurred with respect to the transaction can be measured reliably.

Product revenue is recognized as a distinct single performance obligation which represents the point in time that our customer receives delivery of the products. Our customers do have a right to return product but our returns have historically been minimal.

Product Warranties

The Company evaluates its exposure to product warranty obligations based on historical experience. Our products, primarily lift equipment packs, are warrantied for five years unless modified by a separate agreement. As of June 30, 2021 and 2020, the Company carried warranty liability of approximately $895,000 and $726,000, respectively, which is included in accrued expenses on the Company’s consolidated balance sheets.

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

Comparison of Results of Operations of the Years ended June 30, 2021 and 2020

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Annual Report.

The following table represents our statement of operations for the years ended June 30, 2021 (“Fiscal 2021”) and June 30, 2020 (“Fiscal 2020”).

	Year Ended June 30, 2021		Year Ended June 30, 2020
	$	% of Revenues	$	% of Revenues
Revenues	$26,257,000	100%	$16,842,000	100%
Cost of sales	20,467,000	78%	14,656,000	87%
Gross profit	5,790,000	22%	2,186,000	13%

Operating expenses:
Selling and administrative	12,599,000	48%	9,761,000	58%
Research and development	6,669,000	25%	4,973,000	29%
Total operating expenses	19,268,000	73%	14,734,000	87%

Operating loss	(13,478,000)	-51%	(12,548,000)	-74%

Other income (expense):
Other income	1,307,000	4%	-	-%
Interest expense	(622,000)	-2%	(1,788,000)	-11%

Net loss	$(12,793,000)	-49%	$(14,336,000)	-85%

Revenues

Historically our product focus has been on lift equipment, reflecting a mix of walkie pallet jacks and higher capacity packs for Class 1, 2, and 3 forklifts. Over the past two years, we expanded our product offering into adjacent applications, including airport GSE,stationary energy storage and other solutions for industrial and commercial applications. We believe that we are well positioned to address the needs of many segments within the material handling sector in light of our modular and scalable battery pack design coupled with our proprietary battery management system that can be coupled with our “SkyBMS” product offering.

We sell our products through a number of different channels including OEMs, lift equipment dealers and battery distributors as well as directly to end users, primarily in North America. The channels sell principally to large company, national accounts. We sell certain battery packs directly to other accounts including industrial equipment manufacturers and end users.

Revenues for Fiscal 2021 increased $9,415,000 or 56%, to $26,257,000, compared to $16,842,000 for Fiscal 2020. The increase in revenues was due to an increase in our average selling price and a higher number of energy solutions sold. The launch of larger packs over the past two years has shifted our portfolio mix to include packs with higher selling prices as compared to our historical mix. The increase in revenues included both higher sales to existing customers as well as sales to new customers.

Cost of Sales

Cost of sales for Fiscal 2021 increased $5,811,000 or 40%, to $20,467,000, compared to $14,656,000 for Fiscal 2020. The increase in cost of sales was due to higher sales of energy solutions, partially offset by improved cost of sales efficiencies. Cost of sales as a percentage of revenues for Fiscal 2021 was 78%, an improvement of 9% over 87% for the Fiscal 2020. The principal drivers of improved cost of sales efficiencies were simplified component designs, reduced material costs, reduced warranty related expenses, and lower personnel related costs.

Gross Profit

Gross profit for Fiscal 2021 increased $3,604,000 or 165%, to $5,790,000, compared to $2,186,000 for the Fiscal 2020. Gross profit as a percentage of revenues increased to 22% for Fiscal 2021 as compared to 13% for Fiscal 2020. Improvement in the gross profit margin was primarily attributable to higher sales to both new and existing customers, and cost of sales efficiencies.

Selling and Administrative

Selling and administrative expenses for Fiscal 2021 increased $2,838,000 or 29%, to $12,599,000, compared to $9,761,000 for Fiscal 2020. The increase was primarily attributable to increases in personnel expenses of $1,911,000 related to new hires and temporary labor, an increase in insurance premiums of $498,000, and higher accounting and legal expenses of $489,000 due in part to our financing activities, partially offset primarily by a decrease in stock-based compensation of $969,000.

Research and Development

Research and development expenses for Fiscal 2021 increased $1,696,000 or 34%, to $6,669,000, compared to $4,973,000 for Fiscal 2020. Such expenses consisted primarily of materials, supplies, salaries and personnel related expenses, product testing, consulting, and other expenses associated with product development. The increase in research and development expenses was primarily due to new product development activities including expenses related to UL certifications of $1,113,000, staff/labor related expenses including temporary labor of $506,000, and facility costs including equipment rental of $110,000.

Other Income

Other income for Fiscal 2021 represented the forgiveness of the entire PPP Loan of approximately $1,297,000 in principal, together with all accrued interest of approximately $10,000. The Small Business Administration notified us that our loan and accrued interest had been forgiven on February 9, 2021.

Interest Expense

Interest expense for Fiscal 2021 decreased $1,166,000 or 65%, to $622,000, compared to $1,788,000 for Fiscal 2020. During Fiscal 2021, interest expense was primarily related to our outstanding lines of credit and convertible promissory note and also included approximately $174,000 related to the amortization of a debt discount related to a promissory note that was paid in full in August 2020. Interest expense decreased in Fiscal 2021 due to a lower average outstanding debt balance during the year, partially offset by $174,000 of debt discount amortization.

Net Loss

Net loss during Fiscal 2021 decreased $1,543,000 or 11%, to $12,793,000 compared to $14,336,000 for Fiscal 2020. The decrease was primarily attributable to an increase in gross profit and other income, and lower interest expense, partially offset by an increase in operating expenses.

Adjusted EBITDA

Earnings or loss before interest, income taxes, depreciation and amortization (“EBITDA”) as adjusted to remove the effect of stock-based compensation expense is referred to as Adjusted EBITDA. For the years ended June 30, 2021 and 2020, Adjusted EBITDA was a loss of approximately $11,100,000 and $10,604,000, respectively.

Management believes that Adjusted EBITDA, when viewed with our results under GAAP and the accompanying reconciliations, provides useful information about our period-over-period results. Adjusted EBITDA is presented because management believes it provides an additional metric to assess the performance of our business.

Adjusted EBITDA is a non-GAAP financial measure. We calculate adjusted EBITDA by taking net income, and adding back the expenses related to interest, income taxes, depreciation, amortization, and stock-based compensation expense, and as each of those elements are calculated in accordance with GAAP. Adjusted EBITDA should not be construed as a substitute for net income (loss) (as determined in accordance with GAAP) for the purpose of analyzing our operating performance or financial position, as Adjusted EBITDA is not defined by GAAP.

A reconciliation of our adjusted EBITDA to net loss is included in the table below:

	Years Ended June 30,
	2021	2020
Net loss	$(12,793,000)	$(14,336,000)
Interest, net	622,000	1,788,000
Income tax provision	-	-
Depreciation and amortization	274,000	141,000
EBITDA	(11,897,000)	(12,407,000)
Stock-based compensation	797,000	1,803,000
Adjusted EBITDA	$(11,100,000)	$(10,604,000)

Liquidity and Capital Resources

Overview / Going Concern

As of June 30, 2021, we had a cash balance of $4,713,000 and an accumulated deficit of $66,205,000. Our business has not generated sufficient cash to fund our planned operations, and we will need to raise additional cash and capital resources. We believe our existing cash, additional funding available under our revolving line of credit for up to $4.0 million with Silicon Valley Bank, net proceeds of approximately $14.0 million raised during September 2021 through a registered direct offering, and potential sales of our common stock under our ATM Offering, will be sufficient to meet our anticipated capital resources to fund planned operations for the next twelve months. See “Future Liquidity Needs” below.

Cash Flow Summary

	Year Ended June 30,
	2021	2020

Net cash used in operating activities	$(18,358,000)	$(8,344,000)
Net cash used in investing activities	(1,102,000)	(323,000)
Net cash provided by financing activities	23,447,000	9,291,000
Net change in cash	$3,987,000	$624,000

Operating Activities

Net cash used in operating activities was $18,358,000 for Fiscal 2021, compared to net cash used in operating activities of $8,344,000 for Fiscal 2020. The net cash used in operating activities for Fiscal 2021 reflects the net loss of $12,793,000 for the period offset primarily by non-cash items including depreciation, stock-based compensation, PPP loan forgiveness, non-cash interest expense, non-cash facility lease expense, amortization of prepaid offering costs, as well as, increases in accounts payable, accrued expenses, and deferred revenue, partially offset by increases in accounts receivable, inventory, other current assets, and decreases in customer deposits, drawdowns from factoring facility, accrued interest, office lease payable. We intend to improve our working capital efficiency by improving vendor terms, reducing inventory levels, implementing additional cost saving initiatives, and decreasing our receivables days outstanding.

Net cash used in operating activities for Fiscal 2020 reflects the net loss of $14,336,000 for the period offset primarily by non-cash items including depreciation, stock-based compensation, non-cash interest expense, non-cash facility lease expense, allowance for inventory reserve, and stock issued for services, as well as increases in accounts payable and accrued expense, customer deposits, and drawdowns from factoring facility, partially offset by increases in accounts receivable, inventory, other current assets, and office lease payable.

Investing Activities

Net cash used in investing activities for Fiscal 2021 was $1,102,000 and consisted primarily of the costs of internally developed software and purchase of furniture and equipment and warehouse equipment.

Net cash used in investing activities for Fiscal 2020 was $323,000 and consisted primarily of the purchase of leasehold improvements and warehouse equipment.

Financing Activities

Net cash provided by financing activities was $23,447,000 for Fiscal 2021, which primarily consisted of $26,000,000 in net proceeds from the issuance of common stock in a public offering, a private placement of common stock, sales of common stock under our ATM Offering, and $55,000 from stock and warrant exercises, which were partially offset by $2,580,000 used to repay outstanding debt, and $28,000 in payment of financing lease payable. We occasionally used our bank revolving line of credit during the Fiscal 2021, but the balance was zero at June 30, 2021.

Net cash provided by financing activities was $9,291,000 for Fiscal 2020, which primarily consisted of proceeds from the issuance of common stock in a private placement of common stock, borrowings under the Company’s Amended and Restated Credit Facility Agreement, proceeds from the Paycheck Protection Program loan, and short-term loans.

As of June 30, 2021, approximately $7.3 million remained available under our $20.0 million ATM Offering for future sales of our common stock for financing activities.

Future Liquidity Needs

We have evaluated our expected cash requirements over the next twelve months, which include, but are not limited to, investments in additional sales and marketing and research and development, capital expenditures, and working capital requirements. We believe our existing cash, additional funding available under our revolving line of credit for up to $4.0 million with Silicon Valley Bank, net proceeds of approximately $14.0 million raised during September 2021 through a registered direct offering, and potential sales of our common stock under our ATM Offering, will be sufficient to meet our anticipated capital resources to fund planned operations for the next twelve months.. In addition, to support our operations and anticipated growth, we intend to continue our efforts to secure additional capital from a variety of current and new sources including, but not limited to, a working capital line of credit facility, and sales of our equity securities.

To the extent that we raise additional funds by issuing equity or convertible debt securities, our stockholders may experience additional dilution and such financing may involve restrictive covenants. In the event the Company required to obtain additional funds, there is no guarantee that the Company will be able to raise or obtain the additional funds or that the funds will be available on favorable terms to the Company.

Off-Balance Sheet Arrangements

As of June 30, 2021, we had no off-balance sheet arrangements.

New Accounting Standards

Recently Adopted Accounting Pronouncements

The Company did not adopt any new accounting pronouncements for the year ended June 30, 2021.

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2021.

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

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. As of June 30, 2021, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on such assessment, management determined that the Company maintained effective internal control over financial reporting as of June 30, 2021, based on the COSO criteria.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding the effectiveness of the Company’s internal control over financial reporting, as such report is not required due to the Company’s status as a smaller reporting company.

Change in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the year ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

None.

ITEM 9C - DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENTS INSPECTIONS

Not Applicable.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers and Significant Employees

The following table and text set forth the names and ages of our current directors, executive officers and significant employees as of September 10, 2021. Our Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders or until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships among any of the directors and executive officers. From time to time, our directors have received compensation in the form of cash and equity grant for their services on the Board.

Name	Age	Position
Ronald F. Dutt	74	Director, Chief Executive Officer and President
Charles A. Scheiwe	55	Chief Financial Officer and Secretary
Jonathan A. Berry	53	Chief Operating Officer
Michael Johnson	73	Director
Lisa Walters-Hoffert(1)(2)	63	Director
Dale Robinette(1)(3)	57	Director
John A. Cosentino, Jr.(1)(4)	71	Director

(1)	Independent Director
(2)	Chairperson of the Audit Committee, Member of Compensation Committee and Governance Committee
(3)	Lead Independent Director, Chairperson of the Compensation Committee, Member of Audit Committee and Governance Committee
(4)

Mr. Cosentino was appointed to the Board on May 7, 2020 to fill a vacancy. Mr. Cosentino is the chairperson of the Nominating and Corporate Governance Committee (“Governance Committee”) and a member of the Audit Committee and Compensation Committee.

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

Michael Johnson, Director. Mr. Johnson has been our director since July 12, 2012. Mr. Johnson has been a director of Flux Power since it was incorporated. Since 2002, Mr. Johnson has been a director and the chief executive officer of Esenjay Petroleum Corporation (Esenjay Petroleum), a Delaware company located in Corpus Christi, Texas, which is engaged in the business oil exploration and production. Mr. Johnson’s primary responsibility at Esenjay Petroleum is to manage the business and company as chief executive officer. Mr. Johnson is a director and beneficial owner of Esenjay Investments LLC, a Delaware limited liability company engaged in the business of investing in companies, and an affiliate of the Company owning approximately 32.5% of our outstanding shares, including common stock underlying options, and warrants that were exercisable or convertible or which would become exercisable or convertible within sixty (60) days. As a result of Mr. Johnson’s leadership and business experience, he is an industry expert in the natural gas exploration industry and brings a wealth of management and successful company building experience to the board. Mr. Johnson received a Bachelor of Science degree in mechanical engineering from the University of Southwestern Louisiana.

Lisa Walters-Hoffert, Director. Ms. Walters-Hoffert was appointed to our Board on June 28, 2019. Ms. Walters-Hoffert was a co-founder of Daré Bioscience, Inc. and following the company’s merger with Cerulean Pharma, Inc. in July of 2017, became Chief Financial Officer of the surviving public company (NASDAQ: DARE). For over twenty-five (25) years, Ms. Walters-Hoffert was an investment banker focused on small-cap public companies in the technology and life science sectors. From 2003 to 2015, Ms. Walters-Hoffert worked at Roth Capital Partners as Managing Director in the Investment Banking Division. Ms. Walters-Hoffert has held various positions in the corporate finance and investment banking divisions of Citicorp Securities in San José, Costa Rica and Oppenheimer & Co, Inc. in New York City, New York. Ms. Walters-Hoffert has served as a member of the Board of Directors of the San Diego Venture Group, as Past Chair of the UCSD Librarian’s Advisory Board, and as Past Chair of the Board of Directors of Planned Parenthood of the Pacific Southwest. Ms. Walters-Hoffert currently serves as a member of the Board of Directors of The Elementary Institute of Science in San Diego. Ms. Walters-Hoffert graduated magna cum laude from Duke University with a B.S. in Management Sciences. As a senior financial executive with over twenty-five years of experience in investment banking and corporate finance and based on Ms. Walters-Hoffert’s expertise in audit, compliance, valuation, equity finance, mergers, and corporate strategy, the Company believes Ms. Walters-Hoffert is qualified to be on the Board.

Dale T. Robinette, Director. Mr. Robinette was appointed to our Board on June 28, 2019 and our lead independent director on September 10, 2021. Mr. Robinette has been a CEO Coach and Master Chair since 2013 as an independent contractor to Vistage Worldwide, Inc., an executive coaching company. In addition, since 2013 Mr. Robinette has been providing business consulting related to top-line growth and bottom-line improvement through his company EPIQ Development. From 2013 to 2019, Mr. Robinette was the Founder and CEO of EPIQ Space, a marketing website for the satellite industry, a member-based community of suppliers promoting their offerings. Mr. Robinette was with Peregrine Semiconductor, Inc., a manufacturer of high-performance RF CMOS integrated circuits, from 2007 to 2013 in two roles as a Director of Worldwide Sales as well as the Director of the High Reliability Business Unit. Mr. Robinette started his career from 1991 to 2007 at Tyco Electronics Ltd. (known today as TE Connectivity Ltd.), a passive electronics manufacturer, in various sales, sales leadership and product development leadership roles. Mr. Robinette received a Bachelor of Science degree in Business Administration, Marketing from San Diego State University. Based on the above qualifications, the Company believes Mr. Robinette is qualified to be on the Board.

John A. Cosentino, Jr., Director. Mr. Cosentino was appointed to our Board on May 7, 2020. Mr. Cosentino has been a director of Sturm, Ruger & Company, Inc. (NYSE: RGR), a firearm manufacturing company listed on the NYSE, since 2005 to the present, a partner of Ironwood Manufacturing Fund, LP, a private equity fund, since 2002, a director of Simonds International, Inc., a cutting tools manufacturer, since 2001, the Chairman of the Board of Habco Industries LLC, an aerospace equipment and services supplier, since 2012, and Senior Advisor of Ironwood Capital Holdings LLC, a private equity firm, since 2012. He was a director of Addaero LLC, Whitcraft LLC, Bilco Company, Chairman of North American Specialty Glass LLC, Vice-Chairman of Primary Steel LLC, and a director of the Wiremold Company. Mr. Cosentino was a partner of Capital Resource Partners, LP, a private capital firm, from 1999 to 2000, and served as a director in a number of its portfolio companies. Mr. Cosentino was the Vice President-Operations of the Stanley Works (NYSE:SWK), President and Co-owner of PCI Group, Inc., CEO and Co-owner of Rau Fastener, LLC, President of the Otis Elevator-North America division of United Technologies Corporation (NYSE:UTX), and Group Executive of the Danaher Corporation (NYSE:DHR). Mr. Cosentino received an undergraduate degree from Harvard University and an MBA from the University of Pennsylvania. The Board believes that Mr. Cosentino’s extensive executive management, investment management and board experience qualify him to serve on the Board of Directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of our directors or executive officers were involved in any of the following: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Board Leadership Structure and Role in Risk Oversight

Our Board of Directors (“Board”) recognizes that one of its key responsibilities is to evaluate and determine its optimal leadership structure to provide independent oversight of management. Our Board is currently led by a Chairman of the Board who also serves as our Chief Executive Officer. The Board understands that the right Board leadership structure may vary depending on the circumstances, and our independent directors periodically assess these roles and the Board leadership to ensure the leadership structure best serves the interests of the Company and stockholders.

On September 10, 2021, the Board adopted the Lead Independent Director Guidelines (“Guidelines.). The Guidelines provide that when the positions of Chief Executive Officer and Chairman of the Board are combined or the Chairman is not an independent director, the independent directors will appoint a lead independent director to serve with the authority and responsibility described in these Guidelines, and as the Board and/or the independent directors may determine from time to time. The Guidelines are available on our website at www.fluxpower.com.

Mr. Dutt currently holds the Chairman and Chief Executive Officer roles. Mr. Robinette currently serves as the Lead Independent Director elected by the majority of the Board on September 10, 2021.

The responsibilities of the Lead Independent Director include, among others: (i) serving as primary intermediary between non-employee directors and management; (ii) working with the Chairman of the Board to approve the agenda and meeting schedules for the Board; (iii) working with the Chairman of the Board as to the quality, quantity and timeliness of the information provided to directors; (iv) in consultation with the Nominating and Governance Committee, reviewing and reporting on the results of the Board and Committee performance self-evaluations; (v) calling additional meetings of independent directors; and (vi) serving as liaison for consultation and communication with stockholders.

We believe the current leadership structure, with combined Chairman and Chief Executive Officer roles and a Lead Independent Director, best serves the Company and its stockholders at this time. Mr. Robinette possesses understanding and knowledge of the business and affairs of the Company and has the ability to devote a substantial amount of time to serve in this capacity. In addition, we believe having one leader serving as both the Chairman and Chief Executive Officer provides decisive, consistent and effective leadership, as well as clear accountability to our stockholders and customers. This enhances our ability to communicate our message and strategy clearly and consistently to our stockholders, employees, customers and suppliers. The Board believes the appointment of a strong Lead Independent Director and the use of regular executive sessions of the non-management directors, along with a majority the Board being composed of independent directors, allow it to maintain effective oversight of management. We believe that the combination of the Chairman and Chief Executive Officer roles is appropriate in the current circumstances and, based on the relevant facts and circumstances, separation of these offices would not serve our best interests and the best interests of our stockholders at this time.

In addition, our Board as a whole has responsibility for risk oversight. Our Board exercises this risk oversight responsibility directly and through its committees. The risk oversight responsibility of our Board and its committees is informed by reports from our management teams to provide visibility to our Board about the identification, assessment and management of key risks, and our management’s risk mitigation strategies. Our Board has primary responsibility for evaluating strategic and operational risk, including related to significant transactions. Our audit committee has primary responsibility for overseeing our major financial and accounting risk exposures, and, among other things, discusses guidelines and policies with respect to assessing and managing risk with management and our independent auditor. Our compensation committee has responsibility for evaluating risks arising from our compensation and people policies and practices. Our nominating and corporate governance committee has responsibility for evaluating risks relating to our corporate governance practices. Our committees and management provide reports to our Board on these matters.

In its governance role, and particularly in exercising its duty of care and diligence, our Board is responsible for ensuring that appropriate risk management policies and procedures are in place to protect the Company’s assets and business. Our Board has broad and ultimate oversight responsibility for our risk management processes and programs and executive management is responsible for the day-to-day evaluation and management of risks to the Company.

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

Compensation Committee

Compensation Committee. The Compensation Committee establishes our executive compensation policy, determines the salary and bonuses of our executive officers and recommends to the Board stock option grants or other incentive equity awards for our executive officers. Mr. Robinette is the Chairperson of the Compensation Committee, and Ms. Walters-Hoffert and Mr. Cosentino are members of the Compensation Committee. Each of the members of our Compensation Committee are independent under NASDAQ’s independence standards for compensation committee members. Our chief executive officer often makes recommendations to the Compensation Committee and the Board concerning compensation of other executive officers. The Compensation Committee seeks input on certain compensation policies from the chief executive officer. Our Compensation Committee operates under a written charter, which is available on our website at www.fluxpower.com.

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

We seek directors with established strong professional reputations and experience in areas relevant to the strategy and operations of our business. We seek directors who possess the qualities of integrity and candor, who have strong analytical skills and who are willing to engage management and each other in a constructive and collaborative fashion. We also seek directors who have the ability and commitment to devote significant time and energy to serve on the Board and its committees. We believe that all of our directors meet the foregoing qualifications. We do not have a formal policy with respect to diversity.

Code of Business Conduct and Ethics

Our Board has adopted a Code of Business Conduct and Ethics (the “Code”) that applies to all of our directors, officers, and employees. Any waivers of any provision of this Code for our directors or officers may be granted only by the Board or a committee appointed by the Board. Any waivers of any provisions of this Code for an employee or a representative may be granted only by our chief executive officer or principal accounting officer. We have filed a copy of the Code with the SEC and have made it available on our website at https://www.fluxpower.com/corporate-governance. In addition, we will provide any person, without charge, a copy of this Code. Requests for a copy of the Code may be made by writing to the Company at is c/o Flux Power Holdings, Inc., 2685 S. Melrose Drive, Vista, California 92081.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and Annual Reports concerning their ownership, of Common Stock and other of our equity securities on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of Forms 3, 4 and 5 and amendments thereto filed electronically with the SEC during the most recent fiscal year, we believe that all reports required by Section 16(a) for transactions in the year ended June 30, 2021, were timely filed.

ITEM 11 - EXECUTIVE COMPENSATION

Compensation for our Named Executive Officers

The following table sets forth information concerning all forms of compensation earned by our named executive officers during Fiscal 2021 and Fiscal 2020 for services provided to the Company and its subsidiary.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards(1) ($)	Option Awards(2) ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Ronald F. Dutt, Chief Executive	2021	$242,288	$133,525	$234,681	$-	$-	$-	$610,494
Officer, President, and Chairman	2020	$195,000	$34,047	$-	$-	$-	$-	$229,047

Charles A. Scheiwe	2021	$187,635	$77,055	$124,853	$-	$-	$-	$389,543
Chief Financial Officer and Corporate Secretary	2020	$155,000	$27,063	$-	$-	$-	$-	$182,063

Jonathan Berry, Chief Operating Officer	2021	$188,077	$77,055	$124,853	$-	$-	$-	$389,985
	2020	$160,000	$27,936	$-	$-	$-	$-	$187,936

(1)	Represent the fair value of the RSUs granted on grant date.
(2)	The grant date fair value was determined in accordance with the provisions of FASB ASC Topic No. 718 using the Black-Scholes valuation model with assumptions described in more detail in the notes to our audited financial statements included in this report.

Benefit Plans

We do not have any profit sharing plan or similar plans for the benefit of our officers, directors or employees. However, we may establish such plan in the future.

Equity Compensation Plan Information

In connection with the reverse acquisition of Flux Power, Inc. in 2012, we assumed the 2010 Option Plan. As of June 30, 2021, the number of options outstanding to purchase common stock under the 2010 Option Plan was 22,536.  No additional options to purchase common stock may be granted under the 2010 Option Plan.

On February 17, 2015, our shareholders approved our 2014 Equity Incentive Plan (“2014 Option Plan”), which was amended on July 23, 2018 and on November 5, 2020. The 2014 Option Plan authorizes the issuance of awards for up to 1,000,000 shares of our common stock in the form of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock units, restricted stock awards and unrestricted stock awards to officers, directors and employees of, and consultants and advisors to, the Company or its affiliates. No options were granted during Fiscal 2021. We granted 153,177 restricted stock units under the 2014 Option Plan during Fiscal 2020.

On April 29, 2021, at the Company’s annual stockholders meeting, the 2021 Equity Incentive Plan (the “2021 Plan”) was approved by our stockholders. The 2021 Plan authorizes the issuance of awards for up to 2,000,000 shares of our common stock in the form of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock units, restricted stock awards and unrestricted stock awards to officers, directors and employees of, and consultants and advisors to, the Company or its affiliates. No awards were granted under the 2021 Plan during Fiscal 2021.”

As of June 30, 2021, we had 490,323 options exercisable and 531,205 options outstanding, under the 2014 Option Plan and the 2010 Option Plan. There were no options outstanding under the 2021 Plan as of June 30, 2021.

The following table sets forth certain information concerning unexercised options, stock that has not vested, and equity compensation plan awards outstanding as of June 30, 2021 for the named executive officers below:

	Option Awards (1)								Stock Awards
Name	Award Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Ronald Dutt	3/15/2019	40,625	9,375	9,375	$13.60	3/15/2029	-	$-	-	$-
	7/25/2018	33,527	-	-	19.80	7/25/2028	-	$-	-	$-
	6/29/2018	50,000	-	-	14.40	6/29/2028	-	$-	-	$-
	10/26/2017	50,000	-	-	4.60	10/26/2027	-	$-	-	$-
	12/22/2015	19,000	-	-	5.00	12/22/2025	-	$-	-	$-
	7/30/2013	17,500	-	-	10.00	7/29/2023	-	$-	-	$-
	11/12/2020	-	-	-	-	11/11/2030	6,607	$58,670	6,607	$58,670
	11/12/2020	-	-	-	-	11/11/2030	6,607	$58,670	6,607	$58,670
	11/12/2020	-	-	-	-	11/11/2030	13,214	$117,340	13,214	$117,340
Charles Scheiwe	3/15/2019	24,375	5,625	5,625	13.60	3/15/2029	-	$-	-	$-
	11/12/2020	-	-	-	-	11/11/2030	3,515	$31,213	3,515	$31,213
	11/12/2020	-	-	-	-	11/11/2030	3,515	$31,213	3,515	$31,213
	11/12/2020	-	-	-	-	11/11/2030	7,030	$62,426	7,030	$62,426
Jonathan Berry	3/15/2019	24,375	5,625	5,625	13.60	3/15/2029	-	$-	-	$-
	6/29/2018	45,500	-	-	14.40	6/29/2028	-	$-	-	$-
	10/26/2017	22,500	-	-	4.60	10/26/2027	-	$-	-	$-
	11/12/2020	-	-	-	-	11/11/2030	3,515	$31,213	3,515	$31,213
	11/12/2020	-	-	-	-	11/11/2030	3,515	$31,213	3,515	$31,213
	11/12/2020	-	-	-	-	11/11/2030	7,030	$62,426	7,030	$62,426

The fair value of each option grant is estimated at the date of grant using the Black-Scholes option pricing model. Expected volatility is calculated based on the historical volatility of the Company’s stock. The risk free interest rate is based on the U.S. Treasury yield for a term equal to the expected life of the options at the time of grant.   The fair value of each restricted stock unit is the fair value of the Company’s common stock on the grant date.

Aggregated Option/Stock Appreciation Right (“SAR”) exercised and Fiscal year-end Option/SAR value table

Neither our executive officers nor the other individuals listed in the tables above, exercised options or SARs during Fiscal 2021.

Long-term incentive plans

No long term incentive awards were granted by us in Fiscal 2021.

Employment Agreements with Executive Officers

On February 12, 2021, we entered into an Amended and Restated Employment Agreement with the Company’s president and chief executive officer, Ronald F. Dutt (the “Dutt Employment Agreement”), which amends and restates the Employment Agreement effective December 11, 2012, as amended (the “Prior Agreement”). In addition to the inclusion of terms relating to change in control, termination, severance, benefits and the acceleration of vesting of options and restricted stock units upon certain events, the Dutt Employment Agreement memorialized Mr. Dutt’s continued services as the president and chief executive officer of the Company and its wholly-owned subsidiary, Flux Power, Inc. (“Flux Power”), and the terms pursuant to which he would provide such services. Pursuant to the terms of the Dutt Employment Agreement, Mr. Dutt’s annual base salary is $250,000.

On February 12, 2021, we entered into an Employment Agreement with the Company’s chief financial officer, treasurer and secretary, Charles A. Scheiwe (the “Scheiwe Employment Agreement”). In addition to the inclusion of terms relating to change in control, termination, severance, benefits and the acceleration of vesting of options and restricted stock units upon certain events, the Employment Agreement memorialized Mr. Scheiwe’s continued services as the chief financial officer and secretary of the Company, and as chief financial officer/treasurer and secretary of Flux Power. Pursuant to the terms of the Scheiwe Employment Agreement, Mr. Scheiwe’s annual base salary is $190,000.

On February 12, 2021, we entered into an Employment Agreement with its chief operating officer, Jonathan Berry (the “Berry Employment Agreement”). In addition to the inclusion of terms relating to change in control, termination, severance, benefits and the acceleration of vesting of options and restricted stock units upon certain events, the Berry Employment Agreement memorialized Mr. Berry’s continued services as the chief operating officer of Flux Power. Pursuant to the terms of the Berry Employment Agreement, Mr. Berry’s annual base salary is $190,000.

Under their respective employment agreement, Messrs. Dutt, Scheiwe and Berry, among other things, are (i) eligible for annual target cash bonus and awards of restricted stock units or other equity-based incentive compensation consistent with his position as determined by the Board of Directors (the “Board”) and the Compensation Committee; (ii) entitled to reimbursement for all reasonable business expenses incurred in performing services; and (iii) entitled to certain severance and change of control benefits contingent upon such employee’s agreement to a general release of claims in favor of the Company following termination of employment. Messrs. Dutt, Scheiwe and Berry are also eligible to participate in all customary employee benefit plans or programs generally made available to the senior executive officers. Messrs. Dutt, Scheiwe and Berry have each agreed to observe the terms of a standard confidentiality and non-compete agreement for a restricted period of two (2) years. Each of Messrs. Dutt, Scheiwe and Berry employment is “at-will” and may be terminated at any time for any reason.

2020 Gross Margin Bonus Plan

On December 4, 2019, the Board of Directors adopted a 2020 Gross Margin Plan (“GM Plan”) which provided its executives and key senior employees (“Key Executives”) with a cash bonus equal to 2% of base pay for every additional 1% profit margin achieved based on the increase gross profits for calendar year 2020 and to be paid in the first quarter of calendar year 2021. On August 4, 2020, the compensation committee amended the 2020 GM Plan to allow for the early payment of cash bonuses to Key Executives equal to 2% of base pay for every additional 1% profit margin achieved based on (1) the increase in profit margin first half of calendar year 2020, and (2) an adjustment to the bonuses to be paid in the first quarter of calendar year 2021 based on the profit margin achieved during the second half of calendar year 2020 (“Amended GM Plan”).

On August 7, 2020, the Company made cash bonus payments in the aggregate amount of $225,710 to certain Key Executives (the “Awards”) pursuant to the Amended GM Plan, which included payments of $34,047 to Mr. Dutt, $27,063 to Mr. Scheiwe, and $27,936 to Mr. Berry. The aggregate amount of such bonus payments was included in the accrued expenses in the accompanying balance sheet as of June 30, 2020. The Awards were calculated on the basis of increase in profit margins achieved during the first six (6) months of the calendar year 2020.

Annual Bonus Plan

On November 5, 2020, the Board approved an annual cash bonus plan (the “Annual Bonus Plan”) which allows the compensation committee and/or the Board of the Company to set the amount of bonus each fiscal year and the performance criteria. Executive officers and all employees (other than part-time employees and temporary employees) are eligible to participate in the Annual Bonus Plan (“Participants”) as long as the Participant remains an active regular employee of the Company. The Annual Bonus Plan is effective for Fiscal 2021 and each fiscal year thereafter (the “Plan Year”). For each Plan Year, the compensation committee will establish an aggregate amount of allocable Bonus under the Annual Bonus Plan and determine the performance goals applicable to a bonus during a Plan Year (the “Participation Criteria”). The Participation Criteria may differ from Participant to Participant and from bonus to bonus. The Participation Criteria for Fiscal 2021 is based on the Company achieving certain performance targets based on annual revenue, gross margin, operating expense and new business development. All of the Company’s executive officers are eligible to participate in the Annual Bonus Plan.

In addition, on November 5, 2020, the Board approved an annual cash bonus plan (the “Annual Bonus Plan”) which allows the compensation committee and/or the Board of the Company to set the amount of bonus each fiscal year and the performance criteria. Executive officers and all employees (other than part-time employees and temporary employees) are eligible to participate in the Annual Bonus Plan (“Participants”) as long as the Participant remains an active regular employee of the Company. The Annual Bonus Plan is effective for fiscal year 2021 and each fiscal year thereafter (the “Plan Year”). For each Plan Year, the compensation committee will establish an aggregate amount of allocable Bonus under the Annual Bonus Plan and determine the performance goals applicable to a bonus during a Plan Year (the “Participation Criteria”). The Participation Criteria may differ from Participant to Participant and from bonus to bonus. The Participation Criteria for fiscal year 2021 is based on the Company achieving certain performance targets based on annual revenue, gross margin, operation expense and new business development. All of the Company’s executive officers are eligible to participate in the Annual Bonus Plan.

On November 5, 2020, the Board approved target cash bonuses under the Annual Bonus Plan for Fiscal 2021 (“2021 Bonus Grant”) to the following executive officers, which target bonus was calculated based on percentage of the executive’s current base salary:

Name	Position	Current Base Salary	Percentage of Salary	Target Cash Bonus
Ronald F. Dutt	Chief Executive Officer	$250,000	50%	$125,000
Charles Scheiwe	Chief Financial Officer	$190,000	35%	$66,500
Jonathan Berry	Chief Operating Officer	$190,000	35%	$66,500

Under the 2021 Bonus Grant, the Company’s executives are eligible to receive cash incentive bonus payments based on the target cash bonus amount and on the achievement of financial targets and corporate objectives as follows:

Achievements	Minimum	Target	Maximum
Bonus payments based on Target Cash Bonus Amount	70%	100%	150%

On June 30, 2021, the Compensation Committee (the “Committee”) of the Board of Directors (the “Board”) of the Company amended the performance goals for the 2021 plan year (from July 1, 2020 through June 30, 2021) (the “2021 Plan Year”), under the Annual Cash Bonus Plan, which was previously approved by the Committee on November 5, 2020. The performance goals for the 2021 Plan Year were amended to the Company achieving certain performance targets measured by annual revenue, gross margin and new business development. The Committee made the equitable adjustment to better align the objectives and activities of the Company’s executives and employees with the goals of the Company during a very challenging 2021 Plan Year.

On June 30, 2021, the Committee approved an addendum to the Performance Restricted Stock Unit Award under the 2014 Equity Incentive Plan approved by the Committee on November 5, 2020 to provide clarification for the calculation of vesting

Amendment to 2014 Equity Incentive Plan

On November 5, 2020, the Board approved an amendment to the 2014 Option Plan as amended to include the right to grant Restricted Stock Units (“RSUs”). All of the Company’s executive officers are eligible to participate in the 2014 Option Plan.

Restricted Stock Unit Grants

On November 5, 2020, the Board approved the grant of RSUs under the 2014 Option Plan to certain employees of the Company. The RSUs are subject to the terms and conditions provided in (i) the form of Restricted Stock Unit Award Agreement which is time based (“Time Based Awards”), and (ii) the form of Performance Restricted Stock Unit Award Agreement which is performance based (“Performance Based Awards”). In addition, the Committee approved the grant of one-time retention based RSUs pursuant to the form of the Restricted Stock Unit Award Agreement (“Retention Awards”).

The following executive officers and key employees of the Company were granted RSUs under the 2014 Option Plan in the amounts and according to the vesting schedule indicated below:

Time Based Awards:

Name	Position	No. of RSUs	Vesting Schedule
Ronald F. Dutt	Chief Executive Officer	6,607	Three Years from Award’s grant date
Charles Scheiwe	Chief Financial Officer	3,515	Three Years from Award’s grant date
Jonathan Berry	Chief Operating Officer	3,515	Three Years from Award’s grant date

Performance Based Awards:

Name	Position	No. of RSUs Maximum Grant	Vesting Schedule
Ronald F. Dutt	Chief Executive Officer	9,910	Vest in installments of up to one-third annually based on target performance goals
Charles Scheiwe	Chief Financial Officer	5,272	Vest in installments of up to one-third annually based on target performance goals
Jonathan Berry	Chief Operating Officer	5,272	Vest in installments of up to one-third annually based on target performance goals

Retention Awards:

Name	Position	No. of RSUs	Vesting Schedule
Ronald F. Dutt	Chief Executive Officer	13,214	Four Years from Award’s grant date
Charles Scheiwe	Chief Financial Officer	7,030	Four Years from Award’s grant date
Jonathan Berry	Chief Operating Officer	7,030	Four Years from Award’s grant date

Incentive Plans

Management, the Committee and the Board will continue to explore and evaluate different long-term and short-term incentives to help attract, retain and motivate our employees to align their interest to our business and financial success through the use of equity award and cash bonuses.

Compensation of Non-Executive Directors

In December 2019, our Board approved non-executive director compensation packages as recommended by the Committee. Below are the compensation packages for non-executive directors approved by the Board for 2020 calendar year:

	Independent Non-Executive Director	Position	Base Retainer	Chair Fee	Committee Member	Stock Options	Total Comp

Lisa Walters-Hoffert	X	Audit Chair	$35,000	$15,000	$8,750	$35,000	$93,750
Dale Robinette	X	Compensation Chair	$35,000	$10,000	$11,250	$35,000	$91,250
John A. Cosentino Jr.	X	Governance Chair	$35,000	$7,500	$12,500	$35,000	$90,000
Michael Johnson		Board Member	$35,000	$-	$-	$35,000	$70,000

In December 2020, pursuant to the recommendation and advice of the Committee, the Board approved the annual compensation package for non-executive directors of the Company for calendar year 2021 as follows:

	Independent Non-Executive Director	Position	Base Retainer	Chair Fee	Committee Member	Total Comp

Lisa Walters-Hoffert	X	Audit Chair	$50,000	$7,500	$-	$57,500
Dale Robinette	X	Compensation Chair	$50,000	$5,000	$-	$55,000
John A. Cosentino Jr.	X	Governance Chair	$50,000	$5,000	$-	$55,000
Michael Johnson		Board Member	$50,000	$-	$-	$50,000

Restricted Stock Units

In addition, our directors are eligible to receive an annual equity grant of RSUs, which terms are determined at the time of grant.

Director Compensation

Director Compensation Table

Below is summary of compensation accrued or paid to our non-executive directors during Fiscal 2021 and Fiscal 2020. Mr. Dutt, our chief executive officer and president, received no compensation for his service as a director and is not included in the table. The compensation Mr. Dutt receives as an employee of the Company is included in the section titled “Executive Compensation.”

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards(2) ($)	Option Awards(3) ($)	All Other Compensation ($)	Total ($)

Lisa Walters-Hoffert	2021	$58,125	50,000	$-	-	$108,125
	2020	29,375	-	28,287	-	57,662

Dale Robinette	2021	$55,625	50,000	$-	-	$105,625
	2020	28,125	-	28,287	-	56,412

John A. Cosentino Jr.	2021	$55,000	50,000	$-	-	$105,000
	2020	13,750	-	23,095	-	36,845

Michael Johnson	2021	$42,500	50,000	$-	-	$92,500
	2020	17,500	-	28,287	-	45,787

James Gevarges (1)	2020	$13,750	-	$28,287	-	$42,037

(1)	Mr. Gevarges resigned as our director on May 6, 2020.
(2)	Represent the fair value of the RSUs granted using the volume weighted average price of the ten days of trading prior to grant date.
(3)	The amounts shown in this column represent the full grant date fair value of the award granted, excluding any as computed in accordance with Financial Accounting Standards Board (“FASB”).

The following table shows the aggregate number of stock options held by non-employee directors as of June 30, 2021 and June 30, 2020:

Name	Year	Vested Stock Options

Lisa Walters-Hoffert	2021	2,467
	2020	493

Dale Robinette	2021	2,467
	2020	493

John A. Cosentino Jr.	2021	1,740
	2020	-

Michael Johnson	2021	10,904
	2020	8,180

James Gevarges(1)	2020	6,761

(1)	Mr. Gevarges resigned as our director on May 6, 2020.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

BENEFICIAL OWNERSHIP

Security Ownership of Principal Stockholders and Management

As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Exchange Act, as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose of or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, subject to community property laws where applicable. As of September 10  , 2021, we had a total of 13,844,642 shares of common stock issued and outstanding.

The following table sets forth, as of September 10, 2021, information concerning the beneficial ownership of shares of our common stock held by our directors, our named executive officers, our directors and executive officers as a group, and each person known by us to be a beneficial owner of more than five percent (5%) of our outstanding common stock. Unless otherwise indicated, the business address of each of our directors, executive officers and beneficial owners of more than five percent (5%) of our outstanding common stock is c/o Flux Power Holdings, Inc., 2685 S. Melrose Drive, Vista, California 92081. Each person has sole voting and investment power with respect to the shares of our common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned		% of Ownership
Officers and Directors
Michael Johnson, Director	4,498,033	(2)	32.5%
Ronald Dutt, Chief Executive Officer, President, and Director	237,640	(3)	1.7%
Charles A Scheiwe, Chief Financial Officer and Secretary	32,422	(4)	*
Jonathan A. Berry, Chief Operating Officer	97,308	(5)	*
John A. Cosentino, Director	65,280	(6)	*
Lisa Walters-Hoffert, Director	3,454	(7)	*
Dale Robinette, Director	3,454	(8)	*
All Officers and Directors as a group (7 people)	4,937,591		34.8%

5% Stockholders
Cleveland Capital Management L.L.C. 1250 Linda Street, Suite 304 Rocky River, OH 44116	842,529	(9)	6.0%

Invesco Ltd. 1555 Peachtree Street NE, Suite 1800 Atlanta, GA 30309	856,486	(10)	6.2%

* Represents less than 1% of shares outstanding.

(1)	All addresses above are 2685 S. Melrose Drive, Vista, California 92081, unless otherwise stated.
(2)	Includes 4,485,954 shares of common stock held by Esenjay Investments, LLC, of which Mr. Johnson is the sole director and beneficial owner, and (ii) 12,079 shares of common stock issuable to Mr. Johnson upon exercise of stock options.
(3)	Includes 21,660 shares of common stock and 215,980 shares of common stock issuable upon exercise of stock options and settlement of vested RSUs.
(4)	Includes 5,000 shares of common stock and 27,422 shares of common stock issuable upon exercise of stock options and settlement of vested RSUs.
(5)	Includes 1,875 shares of common stock and 95,433 shares of common stock issuable upon exercise of stock options and settlement of vested RSUs.
(6)	Includes 62,670 shares of common stock and 2,610 shares of common stock issuable upon exercise of stock options.
(7)	Includes 3,454 shares of common stock issuable upon exercise of stock options.
(8)	Includes 3,454 shares of common stock issuable upon exercise of stock options.
(9)	Based on Amendment No. 4 to Schedule 13G filed jointly by Cleveland, Wade Massad and Cleveland Capital Management, L.L.C. with the SEC on February 16, 2021. Reflects 842,529 shares of common stock beneficially owned by certain private funds managed by Cleveland Capital Management, L.L.C., or by its principals.
(10)	Based on Schedule 13G filed by Invesco Ltd. on February 16, 2021, Invesco Capital Management LLC is a subsidiary of Invesco Ltd. and it advises the Invesco WilderHill Clean Energy ETF which owns the common stock. However, no one individual has greater than 5% economic ownership. The stockholders of the fund have the right to receive or the power to direct the receipt of dividends and proceeds from the sale of securities.

* Represents less than 1% of shares outstanding.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following includes a summary of certain relationships and transactions, including transactions since July 1, 2019 to June 30, 2021 and any currently proposed transactions, to which we were or are to be a participant, in which (1) the amount involved exceeded or will exceed the lesser of (i) $120,000 or (ii) one percent (1%) of the average of our total assets for the last two completed fiscal years, and (2) any of our directors, executive officers or holders of more than five percent (5%) of our capital stock, or any affiliate or member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest other than compensation and other arrangements that are described under the section titled “Executive Compensation.”

Pursuant to the Audit Committee’s written charter, our Audit Committee has the responsibility to review, approve and oversee transactions between the Company and any related person (as defined in Item 404 of Regulation S-K) and any potential conflict of interest situations on an ongoing basis, in accordance with our policies and procedures, and to develop policies and procedures for the Audit Committee’s approval of related party transactions.

2020 Private Placement

From April 2020 to July 2020, pursuant to private placement offerings, we sold and issued an aggregate of 1,141,250 shares of common stock, at $4.00 per share, for an aggregate purchase price of $4,565,000 in cash to twenty-seven (27) accredited investors. Esenjay, our major stockholder and an entity controlled by our director, Mr. Johnson, participated in the offering in the amount of $300,000. In addition, Mr. Cosentino, one of our directors, also participated in the offering in the amount of $250,000.

Credit Facility Agreement

On March 22, 2018, we entered into a credit facility agreement with Esenjay with a maximum borrowing amount of $5,000,000 (the “Original Credit Facility Agreement”). The Original Credit Facility Agreement and secured notes issued (the “LOC Notes”) to the lenders (the “Lenders”) in connection with the credit facility was subsequently amended and restated multiple times to allow for, among other things, an increase in the maximum principal amount available under line of credit (“LOC”) to $12,000,000, additional lenders (including Cleveland Capital, L.P., or Cleveland) and extensions of the maturity date to September 30, 2021. Advances and obligations under the LOC were secured by a security interest in collateral of the Company. As an inducement to the Lenders for entering into amended notes, on December 31, 2019, we granted the Lenders the right to convert, in whole or in parts, all of the outstanding principal amount and accrued and unpaid interest into shares of common stock, $0.001 par value, at the conversion price equal to the purchase price at the next financing of at least $1,000,000 on or after December 31, 2019. As of June 30, 2019, there was $6,405,00 outstanding under the LOC consisting of advances of $2,405,000 by Esenjay, $2,000,000 by Cleveland, and the balance of $2,000,000 by other Lenders.

In connection with our private placement of up to 2,000,000 shares of our common stock, par value $0.001 to accredited investors for an aggregate amount of up to approximately $8,000,000, or $4.00 per share of common stock (the “Offering”), we completed an initial closing of the Offering on June 30, 2020. As a result of the initial closing of the Offering, the conversion price under their respective LOC Notes became fixed at $4.00 per share, which was the price per share of common stock sold under the Offering. On June 30, 2020, Esenjay converted $4,400,000 of its LOC Note, which consisted of principal plus accrued interest, into 1,100,000 shares of common stock at $4.00 per share (“Conversion”). On June 26, 2020, Esenjay partially assigned $1,350,000 of its LOC Note to certain creditors of Esenjay as settlement of obligations owed by Esenjay to such creditors. As of June 30, 2020, there was approximately $5,290,000 in principal outstanding under the LOC, consisting of advances of $984,000 by Esenjay, $1,720,000 by Cleveland, and $2,586,000 by other Lenders. In August 2020, we made a payment of $1,000,000 to some of our lenders, including $600,000 to Esenjay, as partial repayment of outstanding principal under the LOC Notes.

On August 31, 2020, we entered into a certain Third Amended and Restated Credit Facility Agreement (“Third Amended and Restated Credit Facility Agreement”) to (i) extend the maturity date from December 31, 2020 to September 30, 2021, and (ii) to include outstanding obligations for an aggregate amount of approximately $564,000, consisting of $500,000 in principal and approximately $64,000 in accrued interest, under the Esenjay Note, into the LOC (“Notes Consolidation”). As of August 31, 2020, after the Notes Consolidation there was approximately $4,396,000 in principal outstanding.

In November 2020 and January 2021, six (6) note holders holding an aggregate of approximately $3,749,000 in principal and accrued interest outstanding under the LOC elected to convert their Notes into 937,317 shares of common stock, which included conversion of approximately $1,824,000 into 456,074 shares of common stock by Cleveland. As of March 1, 2021, there was approximately $884,000 in principal outstanding under Esenjay’s LOC Note, and $11,116,000 available for draw under the LOC. The Esenjay’s LOC Note had an interest rate of 15% per annum and a maturity date of September 30, 2021.

To secure the obligations under the LOC Notes, we entered into an Amended and Restated Security Agreement dated March 28, 2019 with the Lenders (the “Amended Security Agreement”). The Amended Security Agreement amended and restated the Guaranty and Security Agreement dated March 22, 2018, by and between the Company and Esenjay, to among other things, amend such agreement to include Cleveland and the other Lenders as additional secured parties to the Amended Security Agreement and appoint Esenjay as collateral agent.

On June 10, 2021, the Third Amended and Restated Credit Facility Agreement and the related Second Amended and Restated Security Agreement dated August 31, 2020 by and among the Company and the Lenders (the “Security Agreement”) were terminated.

Cleveland Loan

On July 3, 2019, we entered into a loan agreement with Cleveland for $1,000,000 (the “Cleveland Loan”). In connection with the Cleveland Loan, on July 3, 2019, we issued Cleveland an unsecured short-term promissory note in the amount of $1,000,000, bearing an interest rate of 15% (the “Unsecured Promissory Note”). In connection with the Cleveland Loan, we issued Cleveland a three-year warrant (the “Cleveland Warrant”) to purchase common stock in a number equal to 0.5% of the number of shares of common stock outstanding after giving effect to the total number of shares of common stock to be sold in a contemplated public offering and with an exercise price equal to the per share public offering price.

On September 1, 2019, we entered into the First Amendment to the Unsecured Promissory Note pursuant to which the maturity date of the Unsecured Promissory Note was modified from September 1, 2019 to December 1, 2019 (the “First Amendment”). In connection with the First Amendment, we replaced the Cleveland Warrant with the Amended and Restated Warrant Certificate (the “Amended Warrant”). The Amended Warrant increased the warrant coverage from 0.5% to 1% of the number of shares of common stock outstanding after giving effect to the total number of shares of common stock sold in the next private or public offering. In addition, the exercise price was also changed to equal the per share price of common stock sold in such offering.

Subsequent to December 2019, we entered into seven (7) amendments pursuant to which the maturity date was extended from time to time (with the final amendment reflecting a maturity date of August 31, 2020), and all accrued and unpaid interest as of the time of the respective amendment was capitalized to the principal amount. As of June 30, 2020, there was $1,157,000 in principal outstanding under the Cleveland Note. On August 19, 2020, we paid Cleveland the entire remaining principal balance due under the Cleveland Loan, together with all accrued interest payable as of August 19, 2020, in an aggregate amount of approximately $978,000.

Esenjay Loan

On March 9, 2020, we entered into a convertible promissory note with Esenjay (“Original Esenjay Note”) pursuant to which Esenjay provided a loan in the principal amount of $750,000, bearing an interest rate of 15% per annum (the “Esenjay Loan”). On June 2, 2020, the Original Esenjay Note was amended and restated to (i) extend the maturity date from June 30, 2020 to September 30, 2020, and (ii) to increase the principal amount outstanding under the Esenjay Note from $750,000 to $1,400,000 (the “Esenjay Note”). The outstanding obligations under the Esenjay Note were convertible into shares of common stock at the cash price per share of the equity securities paid by purchasers in the offering at any time upon consummation of an offering of equity securities of at least $1,000,000 before the maturity date.

On June 30, 2020, in connection with the completion of our initial closing of the Offering, the principal amount outstanding under the Esenjay Note became convertible into shares of common stock at $4.00 per share, which was the cash price per share of the Offering. On June 26, 2020 and July 22, 2020, Esenjay assigned an aggregate of $900,000 of the Esenjay Note (“Esenjay Assignment”) to three (3) accredited investors, which were converted into an aggregate of 225,000 shares of common stock at $4.00 per share. On August 31, 2020, the outstanding obligations under the Esenjay Note of approximately $564,000, consisting of $500,000 in principal and approximately $64,000 in accrued interest, was consolidated into the LOC. See Credit Facility Agreement above.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditor

For the years ended June 30, 2021 and 2020, the Company’s independent public accounting firm was Baker Tilly US, LLP (formerly Squar Milner LLP, which, effective as of November 1, 2020, merged with Baker Tilly US, LLP).

Fees Paid to Principal Independent Registered Public Accounting Firm

The aggregate fees billed by our Independent Registered Public Accounting Firm, for the years ended June 30, 2021 and 2020 are as follows:

	2021	2020
Audit fees(1)	$107,000	$212,000
Audit related fees(2)	103,000	-
Tax fees(3)	-	-
All other fees(4)	-	-
Total	$210,000	$212,000

(1)	Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and the review of our quarterly financial statements and those services normally provided in connection with statutory or regulatory filings or engagements including comfort letters, consents and other services related to SEC matters. This information is presented as of the latest practicable date for this annual report.

(2)	Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees.” No such fees were incurred during the fiscal years ended June 30, 2021 or 2020.

(3)	Baker Tilly US, LLP did not provide us with tax compliance, tax advice or tax planning services.

(4)	All other fees include fees billed by our independent auditors for products or services other than as described in the immediately preceding three categories. No such fees were incurred during the fiscal years ended June 30, 2021 or 2020.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our audit committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm, the scope of services provided by our independent registered public accounting firm and the fees for the services to be performed. These services may include audit services, audit-related services, tax services and other services. Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget.

Our independent registered public accounting firm and management are required to periodically report to the audit committee regarding the extent of services provided by our independent registered public accounting firm in accordance with this preapproval, and the fees for the services performed to date.

All of the services relating to the fees described in the table above were approved by our audit committee.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Financial Statement Schedules.

The following financial statements of Flux Power Holdings, Inc., and Report of Baker Tilly US, LLP, independent registered public accounting firm, are included in this report:

Financial Statement Schedules: All schedules have been omitted because the required information is included in the financial statements or notes thereto or because they are not required.

(b) Exhibits:

The following exhibits are filed as part of this Report

Exhibit No.	Description

2.1	Securities Exchange Agreement dated May 18, 2012. Incorporated by reference to Exhibit 2.1 on Form 8-K filed with the SEC on May 24, 2012.
2.2	Amendment No. 1 to the Securities Exchange Agreement dated June 13, 2012. Incorporated by reference to Exhibit 2.2 on Form 8-K filed with the SEC on June 18, 2012.
3.1	Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 on Form 8-K filed with the SEC on February 19, 2015.
3.2	Amended and Restated Bylaws of Flux Power Holdings, Inc. Incorporated by reference to Exhibit 3.1 on Form 8-K filed with the SEC on May 31, 2012.
3.3	Certificate of Amendment to Articles of Incorporation. Incorporated by reference to Exhibit 3.1 on Form 8-K filed with the SEC on August 18, 2017.
3.4	Certificate of Change. Incorporated by reference to Exhibit 3.1 on Form 8-K filed with the SEC on July 12, 2019.
4(vi)	Description of Securities. Incorporated by reference to Exhibit 4(vi) on Form 10-K filed with the SEC on September 28, 2020.
4.1	Form of Warrant. Incorporated by reference to Exhibit 4.1 on Form 8-K filed with the SEC on September 23, 2021.
10.1#	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on April 9, 2019.
10.2	Lease Agreement dated April 25, 2019. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on April 30, 2019.
10.3	Amended and Restated Warrant Certificate (Cleveland) dated July 3, 2019. Incorporated by reference to Exhibit 10.2 on Form 8-K filed with the SEC on September 6, 2019.
10.4	First Amendment to Standard Industrial/Commercial Multi Tenant Lease with Accutek dated March 1, 2020. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on March 5, 2020.
10.5	Form of Representative Warrant. Incorporated by reference to Exhibit 10.1 on Form 10-Q filed with the SEC on November 12, 2020.
10.6#	Flux Power Holdings, Inc. 2010 Stock Plan: Form of Stock Option Agreement. Incorporated by reference to Exhibit 10.6 on Form 8-K filed with the SEC on June 18, 2012.
10.7#	2014 Equity Incentive Plan. Incorporated by reference to Exhibit 10.23 on Form 10-Q filed with the SEC on May 15, 2015.
10.8#	Amendment to the Flux Power Holdings Inc. 2014 Equity Incentive Plan. Incorporated by reference to Exhibit 10.20 on Form 10-K filed with the SEC on September 27, 2018.
10.9#	Amendment No. 2 to the Flux Power Holdings Inc. 2014 Equity Incentive Plan Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on November 9, 2020.
10.10#	Form of Restricted Stock Unit Award Agreement. Incorporated by reference to Exhibit 10.2 on Form 8-K filed with the SEC on November 9, 2020.

10.11#	Form of Performance Restricted Stock Unit Award Agreement. Incorporated by reference to Exhibit 10.3 on Form 8-K filed with the SEC on November 9, 2020.
10.12#	Annual Cash Bonus Plan. Incorporated by reference to Exhibit 10.4 on Form 8-K filed with the SEC on November 9, 2020.
10.13	Loan and Security Agreement with Silicon Valley Bank. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on November 12, 2020.
10.14	Intellectual Property Security Agreement. Incorporated by reference to Exhibit 10.2 on Form 8-K filed with the SEC on November 12, 2020.
10.15	Sales Agreement with H.C. Wainwright & Co., LLC. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on December 21, 2020.
10.16#	Amended and Restated Employment Agreement by and between Flux Power Holdings, Inc. and Ronald F. Dutt. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on February 17, 2021.
10.17#	Employment Agreement by and between Flux Power Holdings, Inc. and Charles A. Scheiwe. Incorporated by reference to Exhibit 10.2 on Form 8-K filed with the SEC on February 17, 2021.
10.18#	Employment Agreement by and between Flux Power, Inc. and Jonathan Berry. Incorporated by reference to Exhibit 10.3 on Form 8-K filed with the SEC on February 17, 2021.
10.19#	2021 Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on May 4, 2021.
10.20#	Form of Restricted Stock Unit Award Agreement – Non-Executive Director. Incorporated by reference to Exhibit 10.2 on Form 8-K filed with the SEC on May 4, 2021.
10.21	Form of Securities Purchase Agreement. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on September 23, 2021.
14.1	Code of Business Conduct and Ethics. Incorporated by reference to Exhibit 99.4 on Form 8-K filed with the SEC on July 2, 2019.
21.1	Subsidiaries. Incorporated by reference to Exhibit 21.1 on Form 8-K filed with the SEC on June 18, 2012
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.
31.2*	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.
32.1*	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.
32.2*	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.
101.INS*	XBRL Instance Document*
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
#	Indicates management contract or compensatory plan or arrangement.

ITEM 16 – FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Flux Power Holdings, Inc.

Dated: September 27, 2021	By:	/s/ Ronald F. Dutt
Ronald F. Dutt
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Charles A. Scheiwe
Charles A. Scheiwe
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald F. Dutt	Director, Chief Executive Officer,	September 27, 2021
Ronald F. Dutt	President and Director (Principal Executive Officer)

/s/ Charles A. Scheiwe	Chief Financial Officer	September 27, 2021
Charles A. Scheiwe	(Principal Financial Officer)

/s/ Michael Johnson	Director	September 27, 2021
Michael Johnson

/s/ John A. Cosentino, Jr.	Director	September 27, 2021
John A. Cosentino, Jr.

/s/ Lisa Walters-Hoffert	Director	September 27, 2021
Lisa Walters-Hoffert

/s/ Dale Robinette	Director	September 27, 2021
Dale Robinette

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Flux Powe Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Flux Power Holdings, Inc. and its subsidiary (the Company) as of June 30, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical audit matters.

BAKER TILLY US, LLP

/s/ BAKER TILLY US, LLP

We have served as the Company’s auditor since 2012.

San Diego, California

September 27, 2021

FLUX POWER HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2021	June 30, 2020

ASSETS

Current assets:
Cash	$4,713,000	$726,000
Accounts receivable	6,097,000	3,069,000
Inventories	10,513,000	5,256,000
Other current assets	417,000	787,000
Total current assets	21,740,000	9,838,000

Right of use asset	3,035,000	3,435,000
Other assets	131,000	174,000
Property, plant and equipment, net	1,356,000	528,000

Total assets	$26,262,000	$13,975,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$7,175,000	$4,648,000
Accrued expenses	2,583,000	1,400,000
Deferred revenue	24,000	4,000
Customer deposits	171,000	1,563,000
Due to factor	-	469,000
Short-term loans – related party	-	2,057,000
Line of credit - related party	-	5,290,000
Financing lease payable, current portion	-	28,000
Office lease payable, current portion	435,000	288,000
Accrued interest	2,000	50,000
Total current liabilities	10,390,000	15,797,000

Long term liabilities:
Paycheck Protection Program loan payable	-	1,297,000
Office lease payable, less current portion	2,866,000	3,301,000

Total liabilities	13,256,000	20,395,000

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 500,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 30,000,000 shares authorized; 13,652,164 and 7,420,487 shares issued and outstanding at June 30, 2021 and June 30, 2020, respectively	14,000	7,000
Additional paid-in capital	79,197,000	46,985,000
Accumulated deficit	(66,205,000)	(53,412,000)
Total stockholders’ equity (deficit)	13,006,000	(6,420,000)
Total liabilities and stockholders’ equity (deficit)	$26,262,000	$13,975,000

The accompanying notes are an integral part of these consolidated financial statements.

FLUX POWER HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended June 30,
	2021	2020
Revenues	$26,257,000	$16,842,000
Cost of sales	20,467,000	14,656,000

Gross profit	5,790,000	2,186,000

Operating expenses:
Selling and administrative	12,599,000	9,761,000
Research and development	6,669,000	4,973,000
Total operating expenses	19,268,000	14,734,000

Operating loss	(13,478,000)	(12,548,000)

Other income (expense):
Other income	1,307,000	-
Interest expense	(622,000)	(1,788,000)

Net loss	$(12,793,000)	$(14,336,000)

Net loss per share - basic and diluted	$(1.08)	$(2.80)

Weighted average number of common shares outstanding - basic and diluted	11,796,217	5,118,713

The accompanying notes are an integral part of these consolidated financial statements.

FLUX POWER HOLDING, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional
	Shares	Capital Stock Amount	Paid-in Capital	Accumulated Deficit	Total
Balance at June 30, 2020	7,420,487	$7,000	$46,985,000	$(53,412,000)	$(6,420,000)

Issuance of common stock – exercised options and warrants	55,195	-	55,000	-	55,000
Fair value of warrants issued	-	-	174,000	-	174,000
Issuance of common stock, net of costs	4,078,032	4,000	22,796,000	-	22,800,000
Issuance of common stock - private placement transactions, net	800,000	1,000	3,199,000	-	3,200,000
Issuance of Common Stock - Debt Conversion	1,298,450	2,000	5,191,000	-	5,193,000
Stock-based compensation	-	-	797,000	-	797,000
Net loss	-	-	-	(12,793,000)	(12,793,000)
Balance at June 30, 2021	13,652,164	$14,000	$79,197,000	$(66,205,000)	$13,006,000

	Common Stock		Additional
	Shares	Capital Stock Amount	Paid-in Capital	Accumulated Deficit	Total
Balance at June 30, 2019	5,101,580	$5,000	$35,902,000	$(39,076,000)	$(3,169,000)

Issuance of common stock – services	3,121	-	30,000	-	30,000
Issuance of common stock – exercised options	3,706	-	4,000	-	4,000
Issuance of common stock - private placement transactions, net	341,250	-	1,365,000	-	1,365,000
Issuance of Common Stock - Loan Conversion	1,970,830	2,000	7,881,000	-	7,883,000
Stock based compensation	-	-	1,803,000	-	1,803,000
Net loss	-	-	-	(14,336,000)	(14,336,000)
Balance at June 30, 2020	7,420,487	$7,000	$46,985,000	$(53,412,000)	$(6,420,000)

The accompanying notes are an integral part of these consolidated financial statements.

FLUX POWER HOLDING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Year ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(12,793,000)	$(14,336,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	274,000	141,000
Stock-based compensation	797,000	1,803,000
Stock issuance for services	-	30,000
PPP Loan principal and accrued interest forgiveness	(1,307,000)	-
Fair value of warrants issued as debt discount cost	174,000	-
Noncash interest expense	426,000	1,599,000
Noncash rent expense	400,000	323,000
Allowance for inventory reserve	(195,000)	317,000
Amortization of prepaid offering costs	547,000	-
Changes in operating assets and liabilities:
Accounts receivable	(3,028,000)	(653,000)
Inventories	(5,062,000)	(1,760,000)
Other current assets	(134,000)	(432,000)
Accounts payable	2,527,000	2,165,000
Accrued expenses	1,183,000	542,000
Due to factor	(469,000)	469,000
Deferred revenue	20,000	4,000
Accrued interest	(38,000)	50,000
Office lease payable	(288,000)	(169,000)
Customer deposits	(1,392,000)	1,563,000
Net cash used in operating activities	(18,358,000)	(8,344,000)

Cash flows from investing activities
Purchases of equipment	(1,102,000)	(323,000)
Net cash used in investing activities	(1,102,000)	(323,000)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net of costs	22,855,000	1,369,000
Proceeds from the issuance of common stock in private placement	3,200,000	-
Proceeds from Payment Protection Program	-	1,297,000
Borrowings from revolving line of credit	700,000	-
Payment of short-term loan - related party	(1,178,000)	-
Payment of line of credit - related party	(1,402,000)	-
Payment of revolving line of credit	(700,000)	-
Borrowings from short-term loan - related party debt	-	2,400,000
Borrowings from line of credit - related party debt	-	4,255,000
Principal payments of financing lease payable	(28,000)	(30,000)
Net cash provided by financing activities	23,447,000	9,291,000

Net change in cash	3,987,000	624,000
Cash, beginning of period	726,000	102,000

Cash, end of period	$4,713,000	$726,000

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

Initial recognition of right-of-use lease asset and lease liability	$-	$2,706,000
Accrued interest converted into principal	$358,000	$2,170,000
Interest paid	$59,000	$137,000
Common stock issued for conversion of related party debt	$5,193,000	$7,883,000
Stock issuance for services	$-	$30,000

The accompanying notes are an integral part of these consolidated financial statements.

FLUX POWER HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 and 2020

NOTE 1 - NATURE OF BUSINESS

Nature of Business

Flux Power Holdings, Inc. (“Flux”) was incorporated in 1998 in the State of Nevada. On June 14, 2012, we changed our name to Flux Power Holdings, Inc. Flux’s operations are conducted through its wholly owned subsidiary, Flux Power, Inc. (“Flux Power”), a California corporation (collectively, the “Company”).

We design, develop, manufacture, and sell a portfolio of advanced lithium-ion energy storage solutions for the material handling sector which includes lift trucks, airport ground support equipment (“GSE”), and other industrial and commercial applications. We believe our mobile and stationary energy storage solutions provide customers with a reliable, high performing, cost effective, and more environmentally friendly alternative as compared to traditional lead acid and propane-based solutions. Our modular and scalable design allows different configurations of lithium-ion battery packs to be paired with our proprietary wireless battery management system (“SkyBMS”) to provide the level of energy storage required and “state of the art” real time monitoring of pack performance.

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

Cash and Cash Equivalents

As of June 30, 2021 and June 30, 2020, cash was approximately $4,713,000 and $726,000, respectively. Cash consisted of funds held in a non-interest bearing bank deposit account. The Company considers all liquid short-term investments with maturities of less than three months when acquired to be cash equivalents. The Company had no cash equivalents at June 30, 2021 and 2020.

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

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. The Company has not experienced collection issues related to its accounts receivable and has not recorded an allowance for doubtful accounts during the years ended June 30, 2021 and 2020.

Inventories

Inventories consist primarily of battery management systems and the related subcomponents and are stated at the lower of cost or net realizable value. The Company evaluates inventories to determine if write-downs are necessary due to obsolescence or if the inventory levels are in excess of anticipated demand at market value based on consideration of historical sales and product development plans. The Company recorded adjustments to inventory reserve related to obsolete and slow moving inventory in the amount of approximately $195,000 and $317,000 during the years ended June 30, 2021 and 2020, respectively.

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

Revenue Recognition

The Company recognizes revenue in accordance to the Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”) for all contracts. The Company derives its revenue from the sale of products to customers. The Company sells its products primarily through a distribution network of equipment dealers, OEMs and battery distributors in primarily North America. The Company recognizes revenue for the products when all significant risks and rewards have been transferred to the customer, there is no continuing managerial involvement associated with ownership of the goods sold is retained, no effective control over the goods sold is retained, the amount of revenue can be measured reliably, it is probable that the economic benefits associated with the transactions will flow to the Company and the costs incurred or to be incurred with respect to the transaction can be measured reliably.

Product revenue is recognized as a distinct single performance obligation which for the Company’s three major customers represents the point in time that they receive delivery of the products, and for all other customers represents the point in time that the Company ships the products. Our customers do have a right to return product but our returns have historically been minimal.

Product Warranties

The Company evaluates its exposure to product warranty obligations based on historical experience. Our products, primarily lift equipment packs, are warrantied for five years unless modified by a separate agreement. As of June 30, 2021 and 2020, the Company carried warranty liability of approximately $895,000 and $726,000, respectively, which is included in accrued expenses on the Company’s consolidated balance sheets.

Impairment of Long-lived Assets

In accordance with authoritative guidance for the impairment or disposal of long-lived assets, if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through the undiscounted future operating cash flows.

If impairment is indicated, the Company measures the amount of such impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset. The Company believes that no impairment indicators were present, and accordingly no impairment losses were recognized during the fiscal years ended June 30, 2021 and 2020.

Research and Development

The Company is actively engaged in new product development efforts. Research and development cost relating to possible future products are expensed as incurred.

Income Taxes

Pursuant to FASB ASC Topic No. 740, Income Taxes, deferred tax assets or liabilities are recorded to reflect the future tax consequences of temporary differences between the financial reporting basis of assets and liabilities and their tax basis at each year-end. These amounts are adjusted, as appropriate, to reflect enacted changes in tax rates expected to be in effect when the temporary differences reverse. The Company has analyzed filing positions in all of the federal and state jurisdictions where the Company is required to file income tax returns, as well as all open tax years in these jurisdictions. As a result, no unrecognized tax benefits have been identified as of June 30, 2021 or June 30, 2020, and accordingly, no additional tax liabilities have been recorded.

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

For the years ended June 30, 2021 and 2020, basic and diluted weighted-average common shares outstanding were 11,796,217 and 5,118,713, respectively. The Company incurred a net loss for the years ended June 30, 2021 and 2020, and therefore, basic and diluted loss per share for each fiscal year are the same because the inclusion of potential common equivalent shares were excluded from diluted weighted-average common shares outstanding during the period, as the inclusion of such shares would be anti-dilutive. The total potentially dilutive common shares outstanding at June 30, 2021 and 2020, excluded from diluted weighted-average common shares outstanding, which include common shares underlying outstanding convertible debt, stock options, RSUs, and warrants, were 891,659 and 2,210,216, respectively.

New Accounting Standards

Recently Adopted Accounting Pronouncements

The Company did not adopt any new accounting pronouncements for the year ended June 30, 2021. During the year ended June 30, 2020, the Company adopted Accounting Standards Update (“ASU”) 2016-02, Leases (“ASU 2016-02”) and ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”) effective July 1, 2019, neither of which had a material impact on the Company’s consolidated financial statements.

Management has considered all recent accounting pronouncements issued since the last audit of the Company’s consolidated financial statements.

NOTE 3 - INVENTORIES

Inventories consist of the following:

	June 30, 2021	June 30, 2020
Raw materials	$8,185,000	$4,231,000
Work in process	918,000	332,000
Finished goods	1,410,000	693,000
Total Inventories	$10,513,000	$5,256,000

Inventories consist primarily of our energy storage systems and the related subcomponents, and are stated at the lower of cost or net realizable value.

NOTE 4 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	June 30, 2021	June 30, 2020
Prepaid insurance	$249,000	$160,000
Prepaid inventory	73,000	32,000
Prepaid offering costs	-	547,000
Prepaid expenses	95,000	48,000
Total Other current assets	$417,000	$787,000

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30, 2021	June 30, 2020
Payroll and bonus accrual	$1,271,000	$403,000
PTO accrual	417,000	270,000
Warranty liability	895,000	726,000
Garnishments	-	1,000
Total Accrued expenses	$2,583,000	$1,400,000

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	June 30, 2021	June 30, 2020
Vehicles	$20,000	$20,000
Machinery and equipment	593,000	323,000
Office equipment	1,027,000	290,000
Furniture and Equipment	220,000	154,000
Leasehold improvements	56,000	54,000
	1,916,000	841,000
Less: Accumulated depreciation	(560,000)	(313,000)
Total property, plant and equipment, net	$1,356,000	$528,000

Depreciation expense was approximately $274,000 and $141,000, for the years ended June 30, 2021 and 2020, respectively, and is included in selling and administrative expenses in the accompanying consolidated statements of operations.

NOTE 7 – Notes Payable

Paycheck Protection Program Loan

On May 1, 2020, the Company applied for and received a loan from the Bank of America, NA (the “BOA”) in the aggregate principal amount of approximately $1,297,000 (the “PPP Loan”) pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan is evidenced by a promissory note dated May 1, 2020, issued by Flux Power to the BOA (the “PPP Note”). The PPP Loan had a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments were deferred for six months after the date of disbursement. The Company received the funds on May 4, 2020. On February 9, 2021, the Company was notified that the Small Business Administration (“SBA”) had forgiven repayment of the entire PPP Loan of approximately $1,297,000 in principal, together with all accrued interest of approximately $10,000. The Company has recorded the entire forgiven principal and accrued interest amount of approximately $1,307,000 as other income in its statement of operations on February 9, 2021. As of June 30, 2021, the outstanding balance of the PPP Loan was $0.

The SBA reserves the right to audit any PPP loan, regardless of size. These audits may occur after forgiveness has been granted. In accordance with the CARES Act, all borrowers are required to maintain their PPP loan documentation for six years after the PPP loan was forgiven or repaid in full and to provide that documentation to the SBA upon request.

Revolving Line of Credit

On November 9, 2020, the Company entered into a certain Loan and Security Agreement (“Agreement”) with Silicon Valley Bank (“SVB”). The Agreement provides the Company with a senior secured revolving credit facility for up to $4.0 million available on a revolving basis (“Credit Facility”). Outstanding principal under the Credit Facility accrues interest at a floating per annum rate equal to the greater of (i) prime rate plus two and a half percent (2.50%) or (ii) five and three-quarters percent (5.75%). Interest is due monthly on the last day of the month. In the event of default, the amounts due under the Agreement will bear interest at a rate per annum equal to five percent (5.0%) above the rate that is otherwise applicable to such amounts. The Company paid a non-refundable commitment fee of $15,000 upon execution of the Loan Agreement. In addition, the Company is required to pay a quarterly unused facility fee equal to one-quarter percent (0.25%) per annum of the average daily unused portion of the commitments under the Credit Facility, depending upon availability of borrowings under the Credit Facility. The loans and other obligations of the Company under the Credit Facility are secured by substantially all of the tangible and intangible assets of the Company (including, without limitation, intellectual property) pursuant to the terms of the Agreement and the Intellectual Property Security Agreement dated as of November 9, 2020. The Company has utilized the line of credit from-time-to-time, however as of June 30, 2021, the outstanding balance of the line of credit was $0 and the entire $4.0 million of the facility was available for future draws through November 8, 2021, unless the credit facility is renewed and its term is extended prior to its expiration.

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

On July 9, 2020, the Company made a payment to Cleveland in the amount of $200,000 as a partial payment of the outstanding principal balance of the Cleveland Loan. Subsequently, the Company entered into seven (7) additional amendments pursuant to which the maturity date was extended from time to time (with the final amendment reflecting a maturity date of August 31, 2020), and all accrued and unpaid interest as of the time of the respective amendment was capitalized to the principal amount. As of June 30, 2020, there was $1,157,000 in principal outstanding under the Cleveland Note. On August 19, 2020, the Company paid Cleveland the entire remaining principal balance due under the Cleveland Loan, together with all accrued interest payable as of August 19, 2020, in an aggregate amount of approximately $978,000.

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

In August 2020, the Company paid down an aggregate principal amount of approximately $1,402,000 of the outstanding balance under the LOC. On August 31, 2020, the Company entered into the Third Amended and Restated Credit Facility Agreement (“Third Amended and Restated Facility Agreement”) and pursuant to which the Company further amended the Notes to (i) extend the maturity date from December 31, 2020 to September 30, 2021, and (ii) include outstanding obligations under the Esenjay Note of approximately $564,000, consisting of $500,000 in principal and approximately $64,000 in accrued interest, into the LOC. In November 2020, the Lenders holding an aggregate of approximately $2,161,000 in principal and accrued interest outstanding under the LOC elected to convert their Notes into 540,347 shares of common stock. In January and March 2021, the Lenders holding an aggregate of approximately $2,632,000 in principal and accrued interest outstanding under the LOC elected to convert their Notes into 658,103 shares of common stock of which approximately $1,045,000 was held by Esenjay and was converted to 261,133 shares of common stock.

On June 10, 2021, the Third Amended and Restated Credit Facility Agreement by and among Flux Power, Inc. Esenjay, Cleveland Capital, L.P., Otto Candies, Jr., Paul Candies, Brett Candies, Winn Interest, Ltd., Tabone Family Partnership (as assignee to the interests, rights and obligations of Helen M. Tabone) and additional lenders who became a party to such agreement pursuant to Section 15 thereof (collectively, the “Lenders”); and the related Second Amended and Restated Security Agreement (“Security Agreement”) were terminated.

As of the termination date, all payments due under the related notes have been made in full and all obligations under such notes and the Credit Facility have been paid or discharged in full. In addition, the Company did not incur any early termination penalties in connection with the termination of the Third Amended and Restated Credit Agreement or Security Agreement.

NOTE 9 - STOCKHOLDERS’ EQUITY (DEFICIT)

At-The-Market (“ATM”) Offering

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

On May 27, 2021, the Company filed Amendment No. 1 (the “Amendment”) to the prospectus supplement dated December 21, 2020 (the “Prospectus Supplement”) to increase the size of the ATM Offering from an aggregate offering price of up to $10 million in the Prospectus Supplement to an amended maximum aggregate offering price of up to $20 million of shares of the Company’s common stock (the “Shares”) (which amount includes the value of shares we have already sold prior to the date of the Amendment) pursuant to the base prospectus dated October 26, 2020, the Prospectus Supplement, and the Amendment (collectively, the “Prospectus”).

From December 21, 2020 to June 30, 2021, the Company sold an aggregate of 978,782 shares of common stock at an average price of $12.93 per share for gross proceeds of approximately $12.7 million in the ATM Offering, prior to deducting commissions and other offering related expenses.

The Shares have been registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-249521), declared effective by the Securities and Exchange Commission (the “Commission”) on October 26, 2020, and the Prospectus. Sales of the Shares, if any, may be made by any method permitted by law deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) of the Securities Act. The Company or the HCW may, upon written notice to the other party in accordance with the terms of the Sales Agreement, suspend offers and sales of the Shares. The Company and HCW each have the right, in its sole discretion, to terminate the Sales Agreement at any time upon prior written notice pursuant to the terms and subject to the conditions set forth in the Sales Agreement.

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

Warrants

On July 3, 2019, the Company issued a three-year warrant to Cleveland Capital, L.P. (“Cleveland Warrant”) to purchase our common stock in a number equal to one-half percent (0.5%) of the number of shares of common stock outstanding after giving effect to the total number of shares of common stock sold in a public offering at an exercise price equal to the per share public offering price. On September 1, 2019, the Cleveland Warrant was amended and restated to change the warrant coverage from 0.5% to 1% of the number of shares of common stock outstanding after giving effect to the total number of shares of common stock sold in the next private or public offering (“Offering”) at an exercise price equal the per share price of common stock sold in the Offering. The closing of a private offering constituting the Offering occurred on July 24, 2020. Upon such closing, the number and the exercise price of the Cleveland Warrant became determinable, and represented as a right to purchase up to 83,205 shares of common stock at $4.00 per share and had a fair value of approximately $174,000. As of June 30, 2021, all 83,205 warrants remained outstanding and exercisable.

In August 2020 and in conjunction with the Company’s public offering, the Company issued five-year warrants to the underwriters to purchase up to 185,955 shares of the Company’s common stock at an exercise price of $4.80 per share and had a fair value of approximately $513,000. The underwriters’ warrants became exercisable on February 8, 2021.

Warrant detail for the year ended June 30, 2021 is reflected below:

	Number of Warrants	Weighted Average Exercise Price Per Warrant	Remaining Contract Term (# years)
Warrants outstanding and exercisable at June 30, 2020	83,205	$4.00	2.01
Warrants issued	185,955	$4.80	5.00
Warrants exercised	(40,993)	$4.80	-
Warrants forfeited	(13,284)	$4.80	-
Warrants outstanding and exercisable at June 30, 2021	214,883	$4.49	2.92

Warrant detail for the year ended June 30, 2020 is reflected below:

	Number of Warrants	Weighted Average Exercise Price Per Warrant	Remaining Contract Term (# years)
Warrants outstanding and exercisable at June 30, 2019	8,333	$20.00	0.25
Warrants issued	83,205	$4.00	3.00
Warrants forfeited	(8,333)	$20.00	-
Warrants outstanding and exercisable at June 30, 2020	83,205	$4.00	2.01

Stock Options

In connection with the reverse acquisition of Flux Power, Inc in 2012, we assumed the 2010 Option Plan. As of June 30, 2021, the number of options outstanding to purchase common stock under the 2010 Option Plan was 22,536. No additional options to purchase common stock may be granted under the 2010 Option Plan.

On November 26, 2014, the Board of Directors approved the 2014 Equity Incentive Plan (the “2014 Option Plan”), which was approved by the Company’s stockholders on February 17, 2015. The 2014 Option Plan offers selected employees, directors, and consultants the opportunity to acquire our common stock subject to vesting requirements and serves to encourage such persons to remain employed by us and to attract new employees. The 2014 Option Plan allows for the award of stock and options, up to 1,000,000 shares of our common stock.

Activity in stock options during the year ended June 30, 2021 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2020	579,584	$11.00	7.55
Exercised	(22,760)	$6.16
Forfeited and cancelled	(25,619)	$14.62
Outstanding at June 30, 2021	531,205	$11.02	6.73
Exercisable at June 30, 2021	490,323	$10.87	6.64

Activity in stock options during the year ended June 30, 2020 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2019	580,171	$11.05	8.59
Granted	19,272	$8.45
Exercised	(5,249)	$4.68
Forfeited and cancelled	(14,610)	$11.86
Outstanding at June 30, 2020	579,584	$11.00	7.55
Exercisable at June 30, 2020	454,156	$10.77	7.27

Restricted Stock Units

On November 5, 2020, the Company’s Board of Directors approved an amendment to the Company’s 2014 Option Plan, to allow grants of Restricted Stock Units (“RSUs”). Subject to vesting requirements set forth in the RSU Award Agreement, one share of common stock is issuable for one vested RSU. On November 5, 2020, the Board of Directors authorized the following RSUs to be granted under the amended 2014 Option Plan: (i) a total of 43,527 RSUs to certain executive officers as one-time retention incentive awards, and (ii) a total of 91,338 RSUs to certain key employees as annual equity compensation of which 45,652 were performance-based RSUs and 45,686 were time-based RSUs. On April 29, 2021, an additional 18,312 time-based RSUs were authorized by the Company’s Board of Directors to be granted under the amended 2014 Option Plan.

Activity in RSUs during the year ended June 30, 2021 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Grant date Fair Value	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2020	-	$-	-
Granted	153,177	$9.20	-
Forfeited and cancelled	(21,525)	$8.88	-
Outstanding at June 30, 2021	131,652	$9.25	2.72

There were no RSUs granted or outstanding during the year ended June 30, 2020.

Stock-based Compensation

Stock-based compensation expense recognized in the consolidated statements of operations for the year ended June 30, 2021 and 2020, includes compensation expense for stock-based options and awards granted based on the grant date fair value. For options and awards granted, expenses are amortized under the straight-line method over the expected vesting period. Stock-based compensation expense recognized in the consolidated statements of operations has been reduced for estimated forfeitures of options that are subject to vesting. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

At June 30, 2021, the aggregate intrinsic value of exercisable options was approximately $1,278,000.

We allocated stock-based compensation expense included in the consolidated statements of operations for employee option grants and non-employee option grants as follows:

Years ended June 30,	2021	2020
Research and development	$178,000	$215,000
Selling and administrative	619,000	1,588,000
Total stock-based compensation expense	$797,000	$1,803,000

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. The fair value of stock options was measured at the grant date using the assumptions (annualized percentages) in the table below:

Years ended June 30,	2021	2020
Expected volatility	0%	100.6% - 119.6%
Risk free interest rate	0%	0.35% - 2.00%
Forfeiture rate	20%	20%
Dividend yield	0%	0%
Expected term (years)	0	6.35

At June 30, 2021, the unamortized stock-based compensation expense relating to outstanding stock options and RSUs was approximately $361,000 and $687,000, respectively, and these amounts are expected to be expensed over the weighted-average remaining recognition period of 0.69 years and 2.69years, respectively.

NOTE 10 - INCOME TAXES

Pursuant to the provisions of FASB ASC Topic No. 740 Income Taxes (“ASC 740”), deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income taxes has been made in the accompanying statement of operations because no recoverable taxes were paid previously. Significant components of the Company’s net deferred tax assets at June 30, 2021 and 2020 are shown below. A valuation allowance of approximately $18,839,000 and $15,174,000 has been established to offset the net deferred tax assets as of June 30, 2021 and 2020, respectively, due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets.

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

	Year Ended June 30,
	2021	2020
Deferred Tax Assets:
Net operating loss carryforwards	$16,111,000	$12,865,000
Research & development credit carryforward	27,000	-
Stock compensation	1,696,000	1,652,000
Interest expense Sec. 163	366.000	261,000
Lease liability	924,000	1,004,000
Other, net	564,000	353,000
Net deferred tax assets	19,688,000	16,135,000
Valuation allowance for deferred tax assets	(18,839,000)	(15,174,000)
Total deferred tax assets	$849,000	$961,000

Deferred Tax Liabilities:
Right of use asset	$(849,000)	$(961,000)
Total deferred tax liabilities	(849,000)	(961,000)
Net deferred tax liabilities	$-	$-

At June 30, 2021, the Company had unused net operating loss (“NOL”) carryovers of approximately $57,472,000 and $57,871,000 that are available to offset future federal and state taxable income, respectively. Federal NOL carryforwards arising after 2017 of approximately $35,064,000 do not expire. Federal NOL carryforwards arrising before 2018 of approximately $22,408,000 and all of the state NOL carryforward begin to expire in 2030.

The provision for income taxes on earnings subject to income taxes differs from the statutory federal rate at June 30, 2021 and 2020, due to the following:

	Year Ended June 30,
	2021	2020
Federal income taxes at 21%	$(2,686,000)	$(3,011,000)
State income taxes, net	(894,000)	(1,001,000)
Permanent differences and other	(58,000)	474,000
Other true ups, if any	(27,000)	-
Change in federal tax rate	-	-
Change in valuation allowance	(3,665,000)	(3,538,000)
Provision for income taxes	$-	$-

Internal Revenue Code Sections 382 limits the use of our net operating loss carryforwards if there has been a cumulative change in ownership of more than 50% within a three-year period. The Company has not yet completed a Section 382 net operating loss analysis. In the event that such analysis determines there is a limitation on the use on net operating loss carryforwards to offset future taxable income, the recorded deferred tax asset relating to such net operating loss carryforwards will be reduced. However, as the Company has recorded a full valuation allowance against its net deferred tax assets, there is no impact on the Company’s consolidated financial statements as of June 30, 2021 and 2020.

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

In accordance with ASC 740, there are no unrecognized tax benefits as of June 30, 2021 or June 30, 2020

NOTE 11 - CONCENTRATIONS

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and unsecured trade accounts receivable. The Company maintains cash balances at a California commercial bank. Our cash balance at this institution is secured by the Federal Deposit Insurance Corporation up to $250,000. As of June 30, 2021 and 2020, cash was approximately $4,713,000, and $726,000 respectively, which consisted of funds held in a non-interest bearing bank deposit account. The Company has not experienced any losses in such accounts. Management believes that the Company is not exposed to any significant credit risk with respect to its cash.

Customer Concentrations

During the year ended June 30, 2021, the Company had three (3) major customers that each represented more than 10% of its revenues, on an individual basis, and together represented approximately $16,004,000 or 61% of its total revenues.

During the year ended June 30, 2020, the Company had three (3) major customers that each represented more than 10% of its revenues, on an individual basis, and together represented approximately $10,045,000 or 60% of its total revenues.

Suppliers/Vendor Concentrations

The Company obtains a limited number of components and supplies included in its products from a small group of suppliers. During the year ended June 30, 2021 the Company had two (2) suppliers who accounted for more than 10% of its total purchases, on an individual basis, and together represented approximately $9,260,000 or 27% of its total purchases.

During the year ended June 30, 2020, the Company had two (2) suppliers who accounted for more than 10% of its total purchases, on an individual basis, and together represented approximately $6,598,000 or 35% of its total purchases.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

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

Operating Leases

On April 25, 2019 the Company signed a Standard Industrial/Commercial Multi-Tenant Lease (“Lease”) with Accutek to rent approximately 45,600 square feet of industrial space at 2685 S. Melrose Drive, Vista, California. The Lease has an initial term of seven years and four months, commencing on or about June 28, 2019. The lease contains an option to extend the term for two periods of 24 months, and the right of first refusal to lease an additional approximate 15,300 square feet. The monthly rental rate was $42,400 for the first 12 months, escalating at 3% each year.

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

Total rent expense was approximately $841,000 and $673,000 for the years ended June 30, 2021 and 2020, respectively, net of sublease income.

The Future Minimum Lease Payments are:

2022	$746,000
2023	768,000
2024	791,000
2025	815,000
2026	840,000
Thereafter	359,000
Total Future Minimum Lease Payments	4,319,000
Less: discount	(1,018,000)
Total lease liability	$3,301,000

NOTE 13 - SUBSEQUENT EVENTS

On September 22, 2021, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with several institutional and accredited investors (the “Purchasers”), pursuant to which the Company agreed to sell in a registered direct offering an aggregate of 2,142,860 shares of Common Stock of the Company (the “Shares”) and warrants to purchase up to 1,071,430 shares of its common stock (the “Warrants”), at a combined purchase price of $7.00 per share and related Warrant, for aggregate gross proceeds to the Company of approximately $15 million, before deducting placement agent fees and offering expenses payable by the Company (the “Registered Offering”).

Subject to certain ownership limitations, the Warrants will be exercisable immediately from the date of issuance, will expire on the five (5) year anniversary of the date of issuance and will have an exercise price of $7.00 per share. The exercise price of the Warrants is subject to certain adjustments, including stock dividends, stock splits, combinations and reclassifications of the Company’s common stock.

The Registered Offering is anticipated to close on or about September 27, 2021.

Pursuant to an engagement letter, dated as of September 22, 2021, we have engaged H.C. Wainwright & Co., LLC (“HCW” or the “Placement Agent”) to act as our exclusive Placement Agent in connection with the Registered Offering. As compensation in connection with the Registered Offering, the Company paid HCW a cash fee equal to 6.0% of the gross proceeds of the Registered Offering.

The net proceeds from the Registered Offering, after deducting placement agent fees and offering expenses, are approximately $14 million.

The Shares and the Warrants and the shares issuable upon exercise of the Warrants were offered and are being sold by the Company pursuant to an effective shelf registration statements on Form S-3 (File No. 333-249521), which was originally filed with the SEC on October 16, 2020 and declared effective on October 26, 2020.

