Form 10-Q
period 2021-09-30
Flux Power Holdings, Inc.
filed 2021-11-12
CIK 1083743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Yes ☐ No ☒

The number of shares of registrant’s common stock outstanding as of November 10, 2021 was 15,987,502.

FLUX POWER HOLDINGS, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2021

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements. The forward-looking statements are contained principally in the section captioned “Description of Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021 filed with the SEC on September 27, 2021. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would,” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. You should read these factors and the other cautionary statements made in this report and in the documents we incorporate by reference into this report as being applicable to all related forward-looking statements wherever they appear in this report or the documents we incorporate by reference into this report. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements include, among other things, statements relating to:

●	our ability to continue as a going concern;

●	our ability to secure sufficient funding to support our current and proposed operations, which could be more difficult in light of the negative impact of the COVID-19 pandemic on our operations, customer demand and supply chain as well as investor sentiment regarding our industry and our stock;

●	our anticipated growth strategies and our ability to manage the expansion of our business operations effectively;

●	our ability to maintain or increase our market share in the competitive markets in which we do business;

●	our ability to grow our revenue, increase our gross profit margin and become a profitable business;

●	our ability to fulfill our backlog of open sales orders due to unavailability of key parts and component;

●	our ability to keep up with rapidly changing technologies and evolving industry standards, including our ability to achieve technological advances;

●	our dependence on the growth in demand for our products;

●	our ability to compete with larger companies with far greater resources than we have;

●	our continued ability to obtain raw materials and other supplies for our products at competitive prices and on a timely basis, particularly in light of the potential impact of the COVID-19 pandemic on our suppliers and supply chain;

●	our ability to shift to new suppliers and incorporate new components in a manner that is not disruptive to our business;

●	our ability to obtain and maintain UL Listings and OEM approvals for our energy storage solutions;

●	our ability to diversify our product offerings and capture new market opportunities;

●	our ability to source our needs for skilled labor, machinery, parts, and raw materials economically;

●	our ability to retain key members of our senior management;

●	our ability to continue to operate safely and effectively during the COVID-19 pandemic; and

●	our dependence on our major customers.

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

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this report only:

●	the “Company,” “Flux,” “we,” “us,” and “our” refer to the combined business of Flux Power Holdings, Inc., a Nevada corporation and its wholly owned subsidiary, Flux Power, Inc., a California corporation (“Flux Power”).

●	“Exchange Act” refers the Securities Exchange Act of 1934, as amended;

●	“SEC” refers to the Securities and Exchange Commission; and

●	“Securities Act” refers to the Securities Act of 1933, as amended.

PART I - Financial Information

Item 1. Financial Statements

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	June 30, 2021
	(Unaudited)
ASSETS

Current assets:
Cash	$15,737,000	$4,713,000
Accounts receivable	4,511,000	6,097,000
Inventories	13,846,000	10,513,000
Other current assets	1,026,000	417,000
Total current assets	35,120,000	21,740,000
Right of use asset	2,929,000	3,035,000
Other assets	89,000	131,000
Property, plant and equipment, net	1,471,000	1,356,000

Total assets	$39,609,000	$26,262,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$9,298,000	$7,175,000
Accrued expenses	1,908,000	2,583,000
Deferred revenue	127,000	24,000
Customer deposits	322,000	171,000
Office lease payable, current portion	452,000	435,000
Accrued interest	3,000	2,000
Total current liabilities	12,110,000	10,390,000

Long term liabilities:
Office lease payable, less current portion	2,745,000	2,866,000

Total liabilities	14,855,000	13,256,000

Stockholders’ equity:

Preferred stock, $0.001 par value; 500,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 30,000,000 shares authorized; 15,987,502 and 13,652,164 shares issued and outstanding at September 30, 2021 and June 30, 2021, respectively	16,000	14,000
Additional paid-in capital	95,073,000	79,197,000
Accumulated deficit	(70,335,000)	(66,205,000)

Total stockholders’ equity	24,754,000	13,006,000

Total liabilities and stockholders’ equity	$39,609,000	$26,262,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2021	2020
Revenues	$6,271,000	$4,499,000
Cost of sales	4,933,000	3,626,000

Gross profit	1,338,000	873,000

Operating expenses:
Selling and administrative	3,498,000	2,920,000
Research and development	1,967,000	1,507,000
Total operating expenses	5,465,000	4,427,000

Operating loss	(4,127,000)	(3,554,000)

Interest expense	(3,000)	(430,000)

Net loss	$(4,130,000)	$(3,984,000)

Net loss per share - basic and diluted	$(0.30)	$(0.42)

Weighted average number of common shares outstanding - basic and diluted	13,804,475	9,536,441

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock
	Shares	Capital Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at June 30, 2021	13,652,164	$14,000	$79,197,000	$(66,205,000)	$13,006,000

Issuance of common stock and warrants – registered direct offering, net of costs	2,142,860	2,000	14,074,000	-	14,076,000
Issuance of common stock – public offering, net of costs	190,782	-	1,602,000	-	1,602,000
Issuance of common stock – exercised options	1,696	-	-	-	-
Stock based compensation	-	-	200,000	-	200,000
Net loss	-	-	-	(4,130,000)	(4,130,000)
Balance at September 30, 2021	15,987,502	$16,000	$95,073,000	$(70,335,000)	$24,754,000

	Common Stock
	Shares	Capital Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at June 30, 2020	7,420,487	$7,000	$46,985,000	$(53,412,000)	$(6,420,000)

Issuance of common stock – private placement transactions, net	800,000	1,000	3,199,000	-	3,200,000
Issuance of common stock – debt conversion	100,000	-	400,000	-	400,000
Issuance of common stock – public offering, net of costs	3,099,250	3,000	10,695,000	-	10,698,000
Fair value of warrants issued	-	-	174,000	-	174,000
Stock based compensation	-	-	225,000	-	225,000
Net loss	-	-	-	(3,984,000)	(3,984,000)
Balance at September 30, 2020	11,419,737	$11,000	$61,678,000	$(57,396,000)	$4,293,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(4,130,000)	$(3,984,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	123,000	54,000
Stock-based compensation	200,000	225,000
Fair value of warrant issued as debt issuance cost	-	174,000
Noncash interest expense	-	29,000
Noncash rent expense	106,000	98,000
Allowance for inventory reserve	24,000	(219,000)
Amortization of prepaid offering costs	-	547,000
Changes in operating assets and liabilities:
Accounts receivable	1,586,000	(93,000)
Inventories	(3,357,000)	(574,000)
Other current assets	(567,000)	(206,000)
Accounts payable	2,123,000	(857,000)
Accrued expenses	(675,000)	53,000
Due to Factor	-	(469,000)
Accrued interest	1,000	198,000
Office lease payable	(104,000)	(47,000)
Deferred revenue	103,000	44,000
Customer deposits	151,000	(643,000)
Net cash used in operating activities	(4,416,000)	(5,670,000)

Cash flows from investing activities
Purchases of equipment	(238,000)	(214,000)
Net cash used in investing activities	(238,000)	(214,000)

Cash flows from financing activities:
Proceeds from issuance of common stock in private placement	-	3,200,000
Proceeds from issuance of common stock in registered direct offering, net of offering costs	14,076,000	-
Proceeds from issuance of common stock in public offering, net of offering costs	1,602,000	10,698,000
Payment of short-term loan – related party	-	(1,178,000)
Payment of line of credit – related party	-	(1,402,000)
Principal payments on financing lease payable	-	(10,000)
Net cash provided by financing activities	15,678,000	11,308,000

Net change in cash	11,024,000	5,424,000
Cash, beginning of period	4,713,000	726,000

Cash, end of period	$15,737,000	$6,150,000

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Common stock issued for conversion of related party debt	$-	$400,000
Accrued interest converted into principal	$-	$29,000
Supplemental schedule of cash flow information:
Interest paid	$2,000	$29,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 1 - NATURE OF BUSINESS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) applicable to interim reports of companies filing as a smaller reporting company. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021 filed with the SEC on September 27, 2021. In the opinion of management, the accompanying condensed consolidated interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or any other future period. Certain notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Company’s Annual Report on Form 10-K have been omitted. The accompanying condensed consolidated balance sheet at June 30, 2021 has been derived from the audited balance sheet at June 30, 2021 contained in such Form 10-K.

Nature of Business

Flux Power Holdings, Inc. (“Flux”) was incorporated in 1998 in the State of Nevada. On June 14, 2012, Flux changed its name to Flux Power Holdings, Inc. Flux’s operations are conducted through its wholly owned subsidiary, Flux Power, Inc. (“Flux Power”), a California corporation (collectively, the “Company”).

We design, develop, manufacture, and sell a portfolio of advanced lithium-ion energy storage solutions for the material handling sector which includes lift trucks, airport ground support equipment (“GSE”), and other industrial and commercial applications. We believe our mobile and stationary energy storage solutions provide customers with a reliable, high performing, cost effective, and more environmentally friendly alternative as compared to traditional lead acid and propane-based solutions. Our modular and scalable design allows different configurations of lithium-ion battery packs to be paired with our proprietary wireless battery management system to provide the level of energy storage required and “state of the art” real time monitoring of pack performance.

As used herein, the terms “we,” “us,” “our,” “Flux,” and “Company” mean Flux Power Holdings, Inc., unless otherwise indicated. All dollar amounts herein are in U.S. dollars unless otherwise stated.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021. There have been no material changes in these policies or their application.

Management has considered all recent accounting pronouncements issued since the last audit of the Company’s consolidated financial statements and believes that these recent pronouncements will not have a material effect on the Company’s condensed consolidated financial statements.

Revenue Recognition

We derive our revenue primarily from product sales. We determine revenue recognition through the following steps: (1) identification of the contract with a customer; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when, or as, we satisfy a performance obligation.

Substantially all of the Company’s revenues are derived from sales of battery packs and accessories, for which the only performance obligation is the shipment of products ordered by customers. Revenues are recognized at a point in time upon transfer of control, which typically occurs when product is shipped. Revenue is recognized net of returns. We offer industry standard contractual terms in our sales orders.

Net Loss Per Common Share

The Company calculates basic loss per common share by dividing net loss by the weighted average number of common shares outstanding during the periods. Diluted loss per common share includes the impact from all dilutive potential common shares relating to outstanding convertible securities.

For the three months ended September 30, 2021 and 2020, basic and diluted weighted-average common shares outstanding were 13,804,475 and 9,536,441, respectively. The Company incurred a net loss for the three months ended September 30, 2021 and 2020, and therefore, basic and diluted loss per share for the periods were the same because potential common share equivalent would have been anti-dilutive. The total potentially dilutive common shares outstanding at September 30, 2021 and 2020 that were excluded from diluted weighted-average common shares outstanding represent shares underlying outstanding convertible debt, stock options, RSUs, and warrants, and totaled 1,938,461 and 1,946,101, respectively.

NOTE 3 – NOTES PAYABLE

Paycheck Protection Program Loan

On May 1, 2020, the Company applied for and received a loan from the Bank of America, NA (the “BOA”) in the aggregate principal amount of approximately $1,297,000 (the “PPP Loan”) pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan was evidenced by a promissory note dated May 1, 2020, issued by Flux Power to the BOA (the “PPP Note”). The PPP Loan had a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments were deferred for six months after the date of disbursement. The Company received the funds on May 4, 2020. On February 9, 2021, the Company was notified that the Small Business Administration (“SBA”) had forgiven repayment of the entire PPP Loan of approximately $1,297,000 in principal, together with all accrued interest of approximately $10,000. The Company has recorded the entire forgiven principal and accrued interest amount of approximately $1,307,000 as other income in its statement of operations on February 9, 2021. As of September 30, 2021, the outstanding balance of the PPP Loan was $0.

The SBA reserves the right to audit any PPP loan, regardless of size. These audits may occur after forgiveness has been granted. In accordance with the CARES Act, all borrowers are required to maintain their PPP loan documentation for six years after the PPP loan was forgiven or repaid in full and to provide that documentation to the SBA upon request.

Revolving Line of Credit

On November 9, 2020, the Company entered into a certain Loan and Security Agreement (“Loan Agreement”) with Silicon Valley Bank (“SVB”). The Loan Agreement provides the Company with a senior secured credit facility for up to $4.0 million available on a revolving basis (“Revolving LOC”). Outstanding principal under the Revolving LOC accrues interest at a floating rate per annum equal to the greater of (i) Prime Rate plus two and a half percent (2.50%) or (ii) five and three-quarters percent (5.75%). Interest payment is due monthly on the last day of the month. In the event of default, the amounts due under the Loan Agreement will bear interest at a rate per annum equal to five percent (5.0%) above the rate that is otherwise applicable to such amounts. We paid a non-refundable commitment fee of $15,000 upon execution of the Loan Agreement. In addition, we are required to pay a quarterly unused facility fee equal to one-quarter of one percent (0.25%) per annum of the average daily unused portion of the commitments under the Revolving LOC, depending upon availability of borrowings under the Revolving LOC. The loans and other obligations of the Company under the Loan Agreement are secured by substantially all of the tangible and intangible assets of the Company (including, without limitation, intellectual property) pursuant to the terms of the Loan Agreement and the Intellectual Property Security Agreement dated as of November 9, 2020. On October 29, 2021, the Company entered into a First Amendment to Loan and Security Agreement (“First Amendment”) with Silicon Valley Bank, or SVB, which amended certain terms of the Loan Agreement including but not limited to, the amount of the revolving line of credit from $4.0 million to $6.0 million, and the maturity date to November 7, 2022. See Note 9 – Subsequent events

NOTE 4 - RELATED PARTY DEBT AGREEMENTS

As of September 30, 2021 and June 30, 2021, the Company had no outstanding related party debt agreements. Related party debt agreements that existed during the periods covered by the accompanying unaudited condensed consolidated financial statements are described below.

Esenjay Loan

On March 9, 2020, the Company and Esenjay Investments, LLC (“Esenjay”) entered into a certain convertible promissory note (“Original Esenjay Note”) pursuant to which Esenjay provided the Company with a loan in the principal amount of $750,000 (the “Esenjay Loan”). On June 2, 2020, the Original Esenjay Note was amended and restated to (i) extend the maturity date from June 30, 2020 to September 30, 2020, and (ii) to increase the principal amount outstanding under the Original Esenjay Note to $1,400,000 (the “Esenjay Note”).

Between June 26, 2020 and July 22, 2020, Esenjay assigned a total of $900,000 of the Esenjay Note to three (3) accredited investors and the $900,000 note balance was converted into shares of common stock at $4.00 per share, which was the cash price per share, and resulted in the issuance of 225,000 shares of common stock.

On August 31, 2020, the Company entered into the Third Amended and Restated Credit Facility Agreement and pursuant to which the Company further amended the Esenjay Note to, among other items, transfer all remaining principal and accrued interest outstanding of approximately $564,000 into the amended Credit Facility Agreement. (See “Credit Facility” below).

Credit Facility

On March 22, 2018, Flux Power entered into a credit facility agreement with Esenjay with a maximum borrowing amount of $5,000,000 (the “Original Agreement”). The Original Agreement was amended multiple times to allow for, among other things, an increase in the maximum principal amount available under line of credit (“LOC”) to $12,000,000, the inclusion of additional lenders and extension of the maturity date to September 30, 2021.

In August 2020, the Company paid down an aggregate principal amount of approximately $1,402,000 of the outstanding balance under the LOC. On August 31, 2020, the Company entered into the Third Amended and Restated Credit Facility Agreement (“Third Amended and Restated Facility Agreement”) pursuant to which the Company (i) extended the maturity date to September 30, 2021, and (ii) allowed for the transfer of outstanding obligations under the Esenjay Note of approximately $564,000 into the LOC as noted above. In November 2020, lenders holding an aggregate of approximately $2,161,000 in principal and accrued interest elected to convert their notes into 540,347 shares of common stock at a price of $4.00 per share. In January and March 2021, the lenders holding an aggregate of approximately $2,632,000 in principal and accrued interest elected to convert their notes into 658,103 shares of common stock at a price of $4.00 per share of which approximately $1,045,000 was held by Esenjay and converted to 261,133 shares of common stock.

On June 10, 2021, the Company repaid all obligations in full and without additional fees or termination penalties and the Third Amended and Restated Credit Facility Agreement and the related Second Amended and Restated Security Agreement were terminated.

Cleveland Loan

On July 3, 2019, the Company entered into a loan agreement with Cleveland, pursuant to which Cleveland agreed to loan the Company $1,000,000 (the “Cleveland Loan”) and issued Cleveland an unsecured short-term promissory note in the amount of $1,000,000 (the “Unsecured Promissory Note”). The Unsecured Promissory Note had an interest rate of 15.0% per annum and was originally due on September 1, 2019, unless repaid earlier from a percentage of proceeds from certain identified accounts receivable. In connection with the Cleveland Loan, the Company issued Cleveland a three-year warrant (the “Cleveland Warrant”) to purchase the Company’s common stock in a number equal to 0.5% of the number of shares of common stock outstanding after giving effect to the shares of common stock sold in a contemplated public offering and with an exercise price equal to the per share price of the common stock sold in the public offering.

On September 1, 2019, the Company entered into the First Amendment to the Unsecured Promissory Note pursuant to which the maturity date was extended to December 1, 2019 (the “First Amendment”) and the Cleveland Warrant terms were amended (the “Amended Warrant”). The Amended Warrant increased the warrant coverage from 0.5% to 1% of the number of shares of common stock outstanding after giving effect to the shares of common stock sold in the next private or public offering and with an exercise price equal to the per share price of common stock sold in such private or public offering, as the case may be.

On July 9, 2020, the Company made a payment to Cleveland in the amount of $200,000 as a partial payment of the Cleveland Loan. On July 27, 2020, in connection with the outstanding loan from Cleveland to the Company in the principal amount of $957,000, the Company entered into the Eighth Amendment to the Unsecured Promissory Note which extended the maturity date from July 31, 2020 to August 31, 2020, and capitalized all accrued and unpaid interest as of July 27, 2020 to the principal amount. On August 19, 2020, the Company paid Cleveland the entire remaining principal balance due under the Cleveland Loan, together with all accrued interest payable as of August 19, 2020, in an aggregate amount of approximately $978,000.

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

NOTE 6 - STOCKHOLDERS’ EQUITY

At-The-Market (“ATM”) Offering

On December 21, 2020 the Company entered into a Sales Agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC (“HCW”) to sell shares of its common stock, par value $0.001 (the “Common Stock”) from time to time, through an “at-the-market offering” program (the “ATM Offering”).

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

From December 21, 2020 to September 30, 2021, the Company sold an aggregate of 1,169,564 shares of common stock at an average price of $12.24 per share for gross proceeds of approximately $14.3 million in the ATM Offering. The Company received net proceeds of approximately $13.7 million, net of commissions and other offering related expenses.

The Shares were registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-249521), declared effective by the Securities and Exchange Commission (the “Commission”) on October 26, 2020, and the Prospectus. Sales of the Shares, if any, may be made by any method permitted by law deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) of the Securities Act. The Company or the HCW may, upon written notice to the other party in accordance with the terms of the Sales Agreement, suspend offers and sales of the Shares. The Company and HCW each have the right, in its sole discretion, to terminate the Sales Agreement at any time upon prior written notice pursuant to the terms and subject to the conditions set forth in the Sales Agreement.

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

Concurrent with the announcement of the public offering, on August 14, 2020, the Company’s common stock commenced trading on The NASDAQ Capital Market under the symbol “FLUX”.

At-the-Market Registered Direct Offering

On September 27, 2021, we closed a registered direct offering, priced at-the-market under Nasdaq rules (“RDO”) for the sale of 2,142,860 shares of our common stock and warrants to purchase up to an aggregate of 1,071,430 shares of common stock, at an offering price of $7.00 per share and associated warrant for gross proceeds of approximately $15.0 million prior to deducting offering expenses. The associated warrants have an exercise price equal to $7.00 per share and are exercisable upon issuance and expire in five years. HCW acted as the exclusive placement agent for the registered direct offering.

The securities sold in the RDO were sold pursuant to a “shelf” registration statement on Form S-3 (File No. 333-249521), including a base prospectus, previously filed with the Securities and Exchange Commission (the “SEC”) on October 16, 2020 and declared effective by the SEC on October 26, 2020. The registered direct offering of the securities was made by means of a prospectus supplement dated September 22, 2021 and filed with the SEC, that forms a part of the effective registration statement.

Private Placements

2020 Private Placement

On April 22, 2020, the Company sold an aggregate of 66,250 shares of common stock, at $4.00 per share, for an aggregate purchase price of $265,000 in cash to two (2) accredited investors. On June 30, 2020, the Company sold an additional 275,000 shares of common stock at $4.00 per share in its June Closing of the offering, for an aggregate purchase price of $1,100,000 in cash to six (6) accredited investors (“June Closing”). Esenjay and Mr. Dutt, the Company’s president and chief executive officer, participated in the June Closing in the amount of $300,000 and $50,000, respectively. On July 24, 2020, the Company sold an additional 800,000 shares under the 2020 Private Placement at $4.00 per share, for an aggregate purchase price of $3,200,000 in cash to accredited investors, including Mr. Cosentino, one of our directors, who participated in the offering in the amount of $250,000.

The shares offered and sold in the private placement offerings described above were sold to accredited investors in reliance upon exemptions from registration pursuant to Rule 506(b) of Regulation D promulgated under Section 4(a)(2) under the Securities Act. Such shares were not registered under the Securities Act of 1933, as amended (“Securities Act”), and could not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act

Debt Conversion

LOC Conversion

On June 30, 2020, there was a partial conversion of $7,383,000 in principal and accrued interest outstanding under the secured promissory notes at a conversion price of $4.00 per share that resulted in the issuance of 1,845,830 shares of common stock.

On November 6, 2020, there was a partial conversion of $2,161,000 in principal and accrued interest outstanding under the secured promissory notes at $4.00 per share that resulted in the issuance of 540,347 shares of common stock.

In January and March 2021, there were conversions of the remaining balance of approximately $2,632,000 in principal and accrued interest outstanding under the secured promissory notes that resulted in the issuance of 658,103 shares of common stock.

All conversions were at the option of the lenders, and all outstanding secured promissory notes were converted into shares of common stock.

Esenjay Note Conversion

On June 30, 2020, two (2) accredited individuals, who had been assigned $500,000 of the Esenjay Note, converted all principal into 125,000 shares of common stock at $4.00 per share. On July 22, 2020, one accredited individual, who had been assigned $400,000 of the Esenjay Note converted all principal into 100,000 shares of common stock at $4.00 per share.

Warrants

On July 3, 2019, the Company issued a three-year warrant to Cleveland Capital, L.P. (“Cleveland Warrant”) to purchase our common stock in a number equal to one-half percent (0.5%) of the number of shares of common stock outstanding after giving effect to the total number of shares of common stock sold in a public offering at an exercise price equal to the per share public offering price. On September 1, 2019, the Cleveland Warrant was amended and restated to change the warrant coverage from 0.5% to 1% of the number of shares of common stock outstanding after giving effect to the total number of shares of common stock sold in the next private or public offering (“Offering”) at an exercise price equal the per share price of common stock sold in the Offering. The closing of a private offering constituting the Offering occurred on July 24, 2020. Upon such closing, the number and the exercise price of the Cleveland Warrant became determinable as the right to purchase up to 83,205 shares of common stock at $4.00 per share, and the Cleveland Warrant was estimated to have a fair value of approximately $174,000. As of September 30, 2021, all 83,205 warrants remained outstanding.

In August 2020 and in conjunction with the Company’s public offering, the Company issued five-year warrants to the underwriters to purchase up to 185,955 shares of the Company’s common stock at an exercise price of $4.80 per share and were estimated to have a fair value of approximately $513,000. The underwriters’ warrants became exercisable on February 8, 2021.

In connection with the Company’s RDO, in September 2021 the Company issued five-year warrants to the RDO investors to purchase up to 1,071,430 shares of the Company’s common stock at an exercise price of $7.00 per share and were estimated to have a fair value of approximately $3,874,000. The warrants were exercisable immediately and are limited to beneficial ownership of 4.99% at any point in time in accordance with the warrant agreement.

Warrant detail for the three months ended September 30, 2021 is reflected below:

	Number of Warrants	Weighted Average Exercise Price Per Warrant	Remaining Contract Term (# years)
Warrants outstanding and exercisable at June 30, 2021	214,883	$4.49	2.92
Warrants issued	1,071,430	$7.00	5.00
Warrants outstanding at September 30, 2021	1,286,313	$6.58	4.61
Warrants exercisable at September 30, 2021	968,670	$6.44	4.48

Warrant detail for the three months ended September 30, 2020 is reflected below:

	Number of Warrants	Weighted Average Exercise Price Per Warrant	Remaining Contract Term (# years)
Warrants outstanding and exercisable at June 30, 2020	83,205	$4.00	2.01
Warrants issued	185,955	$4.80	5.00
Warrants outstanding at September 30, 2020	269,160	$4.55	3.91
Warrants exercisable at September 30, 2020	83,205	$4.00	1.76

Stock Options

In connection with the reverse acquisition of Flux Power, Inc in 2012, we assumed the 2010 Option Plan. As of June 30, 2021, there were 22,536 options to purchase common stock outstanding under the 2010 Option Plan. No additional options may be granted under the 2010 Option Plan.

On February 17, 2015 the Company’s stockholders approved the 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan offers certain employees, directors, and consultants the opportunity to acquire the Company’s common stock subject to vesting requirements, and serves to encourage such persons to remain employed by the Company and to attract new employees. The 2014 Plan allows for the award of common stock and stock options, up to 1,000,000 shares of the Company’s common stock. As of September 30, 2021, 335,979 shares of the Company’s common stock are available for grant under the 2014 Plan.

On April 29, 2021, the Company’s stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan authorizes the issuance of awards for up to 2,000,000 shares of common stock in the form of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock units, restricted stock awards and unrestricted stock awards to officers, directors and employees of, and consultants and advisors to, the Company or its affiliates. As of September 30, 2021, no awards had been granted under the 2021 Plan.

Activity in the Company’s stock options during the three months ended September 30, 2021 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2021	531,205	$11.02	6.73
Granted	-	$-	-
Exercised	(3,400)	$4.65	-
Forfeited and cancelled	(2,626)	$13.60	-
Outstanding at September 30, 2021	525,179	$11.05	6.32
Exercisable at September 30, 2021	499,533	$10.97	6.25

Activity in the Company’s stock options during the three months ended September 30, 2020 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2020	579,584	$11.00	7.55
Granted	-	$-	-
Exercised	-	$-	-
Forfeited and cancelled	(1,751)	$13.60	-
Outstanding at September 30, 2020	577,833	$10.99	7.22
Exercisable at September 30, 2020	482,300	$10.79	6.99

Restricted Stock Units

On November 5, 2020, the Company’s Board of Directors approved an amendment to the 2014 Plan, to allow for grants of Restricted Stock Units (“RSUs”). Subject to vesting requirements set forth in the RSU Award Agreement, one share of common stock is issuable for one vested RSU. On November 5, 2020, the Board of Directors authorized the following RSUs to be granted under the amended 2014 Option Plan: (i) a total of 43,527 RSUs to certain executive officers as one-time retention incentive awards, and (ii) a total of 91,338 RSUs to certain key employees as annual equity compensation of which 45,652 were performance-based RSUs and 45,686 were time-based RSUs. On April 29, 2021, an additional 18,312 time-based RSUs were authorized by the Company’s Board of Directors to be granted under the amended 2014 Option Plan.

Activity in RSUs during the three months ended September 30, 2021 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Grant date Fair Value	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2021	131,652	$9.25	2.72
Granted	-	$-	-
Forfeited and cancelled	(4,683)	$8.88	-
Outstanding at September 30, 2021	126,969	$9.26	2.59

There were no RSUs granted or outstanding during the three months ended September 30, 2020.

Stock-based Compensation

Stock-based compensation expense recognized in the condensed consolidated statements of operations for the three months ended September 30, 2021 and 2020 related to stock options and RSUs are based on their grant date fair value, are amortized under the straight-line method over the expected vesting period and has been reduced for estimated forfeitures of options and RSUs that are subject to vesting. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from such estimates. At September 30, 2021, the aggregate intrinsic value of exercisable options was approximately $70,000.

The following table summarizes stock-based compensation expense for employee and non-employee option and RSU grants:

	Three Months Ended September 30,
	2021	2020
Research and development	$36,000	$53,000
Selling and administrative	164,000	172,000
Total stock-based compensation expense	$200,000	$225,000

At September 30, 2021, the unamortized stock-based compensation expense related to outstanding stock options and RSUs was approximately $221,000 and $478,000, respectively, and these amounts are expected to be expensed over the weighted-average remaining recognition period of 0.44 years and 2.59 years, respectively.

NOTE 7 - CONCENTRATIONS

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and unsecured trade accounts receivable. The Company maintains cash balances in non-interest bearing bank deposit accounts at a California commercial bank. The Company’s cash balance at this institution is secured by the Federal Deposit Insurance Corporation up to $250,000. As of September 30, 2021 and June 30, 2021, cash was approximately $15,737,000 and $4,713,000, respectively. The Company has not experienced any losses in such accounts. Management believes that the Company is not exposed to any significant credit risk with respect to its cash.

Customer Concentrations

During the three months ended September 30, 2021, the Company had four (4) major customers that each represented more than 10% of its revenues, on an individual basis, and together represented approximately $3,605,000 or 57% of its total revenues.

During the three months ended September 30, 2020, the Company had three (3) major customers that each represented more than 10% of its revenues, on an individual basis, and together represented approximately $2,965,000 or 66% of its total revenues.

Suppliers/Vendor Concentrations

The Company obtains a number of components and supplies included in its products from a group of suppliers. During the three months ended September 30, 2021, the Company had two (2) suppliers who accounted for more than 10% of its total purchases, on an individual basis, and together represented approximately $2,179,000 or 24% of its total purchases.

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

Total rent expense was approximately $214,000 and $206,000 for the three months ended September 30, 2021 and 2020, respectively.

The Future Minimum Lease Payments as of September 30, 2021 are as follows:

Year Ending June 30,
2022 (remaining nine months)	$561,000
2023	768,000
2024	791,000
2025	815,000
2026	840,000
Thereafter	359,000
Total Future Minimum Lease Payments	4,134,000

Less: discount	(937,000)
Total lease liability	$3,197,000

NOTE 9 - SUBSEQUENT EVENTS

Renewal of Bank Revolving Credit Facility

On October 29, 2021, the Company entered into a First Amendment to Loan and Security Agreement (“First Amendment”) with Silicon Valley Bank, or SVB, which amended certain terms of the Loan Agreement including but not limited to, the amount of the revolving line of credit from $4.0 million to $6.0 million (the “Revolving LOC”), and the maturity date to November 7, 2022. In connection with the First Amendment, the Company agreed to pay a non-refundable commitment fee of $22,500.

Compensation Plan

On October 29, 2021, the Compensation Committee approved target cash bonuses to the Company’s executive officers for fiscal year 2022 under the previously approved Annual Cash Bonus Plan, which target bonus was calculated based on percentage of the executive’s current base salary upon the Company achieving certain targets.

On October 29, 2021, the Compensation Committee approved the grant of an aggregate of 204,073 Restricted Stock Units (“RSUs”) under the Company’s 2014 Equity Incentive Plan to the Company’s executive officers and all other employees (other than part-time employees and temporary employees). The RSUs are subject to the terms and conditions provided in (i) the form of Restricted Stock Unit Award Agreement which is time based, and (ii) the form of Performance Restricted Stock Unit Award Agreement which is performance based.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information which management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. The discussion should be read in conjunction with the unaudited interim condensed consolidated Financial Statements and Notes thereto and Part II, Item 7, Management’s Discussion and Analysis of Financial condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

Business Overview

We design, develop, manufacture, and sell a portfolio of advanced lithium-ion energy storage solutions for the material handling sector which includes lift trucks, airport ground support equipment (“GSE”), and other industrial and commercial applications. We believe our mobile and stationary energy storage solutions provide our customers a reliable, high performing, cost effective, and more environmentally friendly alternative as compared to traditional lead acid and propane-based solutions. Our modular and scalable design allows different configurations of lithium-ion battery packs to be paired with our proprietary wireless battery management system to provide the level of energy storage required and “state of the art” real time monitoring of pack performance. We believe that the increasing demand for lithium-ion battery packs in the material handling sector will continue to drive our current revenue growth.

Our long-term strategy is to meet the rapidly growing demand for lithium-ion energy solutions and to be the supplier of choice, targeting large fleets of forklifts and GSEs as a priority. We intend to reach this goal by investing in research and development to expand our product mix, and by expanding our sales and marketing efforts, improving our customer support efforts and continuing our efforts to improve production capacity and efficiencies. Our research and development efforts will continue to focus on providing adaptable, reliable and cost-effective energy storage solutions for our customers. We recently filed three new patents on advanced technology related to lithium-ion battery packs. The technology behind these pending patents are designed to:

●	increase battery life by optimizing the charging cycle,
●	give users a better understanding of the health of their battery in use, and
●	apply artificial intelligence to predictively balance the cells for optimal performance.

We currently focus on the material handling sector which we believe is a multi-billion dollar addressable market. We believe the sector will provide us with an opportunity to grow our business as we enhance our product mix and service levels, and grow our sales to large fleets of forklifts and GSEs. Applications of our modular packs for other industrial and commercial uses, such as solar energy storage, provide further growth opportunities. We intend to continue to expand our supply chain and customer partnerships and seek further partnerships and/or acquisitions that provide synergy to meeting our growth and “building scale” objectives.

The following table summarizes the new orders, shipments, and backlog activities for the last six (6) fiscal quarters:

Fiscal Quarter Ended	Beginning Backlog	New Orders	Shipments	Ending Backlog
June 30, 2020	$6,581,000	$2,667,000	$6,097,000	$3,151,000
September 30, 2020	$3,151,000	$3,924,000	$4,547,000	$2,528,000
December 31, 2020	$2,528,000	$6,561,000	$6,330,000	$2,759,000
March 31, 2021	$2,759,000	$9,977,000	$6,826,000	$5,910,000
June 30, 2021	$5,910,000	$15,053,000	$8,339,000	$12,624,000
September 30, 2021	$12,624,000	$13,122,000	$6,313,000	$19,433,000

In addition, as of November 10, 2021, our current backlog was approximately $28.4 million. Our recent business growth in orders received, revenues and backlog reflects our expanded product line, additional OEM relationships and supply contracts, production capacity increases, and an expanded nation-wide service footprint.

Backlog represents the amount of revenues we expect to recognize in the future from purchase orders received from customers. The backlog values we disclose include anticipated revenues associated with the original customer orders; and adjustments for any change orders for which we have received written confirmations from the applicable customers.

Backlog may not be indicative of future operating results, and projects in our backlog may be cancelled, modified or otherwise altered by customers. Our ability to realize revenue from the current backlog is dependent on the delivery of key parts from our vendors in a timely manner. We can provide no assurance as to the profitability of our orders reflected in backlog.

Recent Developments

Recent Financing

On September 27, 2021, we closed a registered direct offering, priced at-the-market under Nasdaq rules, for the sale of 2,142,860 shares of our common stock and warrants to purchase up to an aggregate of 1,071,430 shares of common stock, at an offering price of $7.00 per share and associated warrant for gross proceeds of approximately $15.0 million prior to deducting offering expenses. The Company received net proceeds of approximately $14.1 million, net of commissions and other offering related expenses The associated warrants have an exercise price of $7.00 per share and are exercisable upon issuance and expire in five years.

COVID-19 Update

The COVID-19 pandemic has spread across the globe and is impacting worldwide economic activity. While the Company implemented COVID-19 measures in March 2020 as recommended by the CDC and governmental authorities, since the start of the pandemic the Company has been notified that a limited number of employees had tested positive for COVID-19. Our manufacturing operations have not experienced production stoppages and have not been materially impacted; however, future operations could be affected by continuation of the COVID-19 pandemic.

Increase in Revolving Line of Credit with Silicon Valley Bank

On October 29, 2021, we entered into a First Amendment to Loan and Security Agreement (“First Amendment”) with Silicon Valley Bank, or SVB, which amended certain terms of the Loan and Security Agreement dated November 9, 2020 (the “Loan Agreement”) including but not limited, the amount of the revolving line of credit from $4.0 million to $6.0 million (the “Revolving LOC”), and the maturity date to November 7, 2022. Outstanding principal under the Revolving LOC accrues interest at a floating rate per annum equal to the greater of (i) Prime Rate plus two and a half percent (2.50%) or (ii) five and three-quarters percent (5.75%). Interest payment is due monthly on the last day of the month. In the event of default, the amounts due under the Loan Agreement will bear interest at a rate per annum equal to five percent (5.0%) above the rate that is otherwise applicable to such amounts. We paid a non-refundable commitment fee of $15,000 upon execution of the Loan Agreement, and agreed to pay an additional non-refundable commitment fee of $22,500 in connection with the First Amendment. In addition, we are required to pay a quarterly unused facility fee equal to one-quarter of one percent (0.25%) per annum of the average daily unused portion of the commitments under the Revolving LOC, depending upon availability of borrowings under the Revolving LOC. The loans and other obligations of the Company under the Loan Agreement are secured by substantially all of the tangible and intangible assets of the Company (including, without limitation, intellectual property) pursuant to the terms of the Loan Agreement and the Intellectual Property Security Agreement dated as of November 9, 2020.

Segment and Related Information

We operate as a single reportable segment.

Results of Operations and Financial Condition

The following table represents our unaudited condensed consolidated statement of operations for the three months ended September 30, 2021 and September 30, 2020.

	Three Months Ended September 30,
	2021		2020
	$	% of Revenues	$	% of Revenues

Revenues	$6,271,000	100%	$4,499,000	100%
Cost of sales	4,933,000	79%	3,626,000	81%
Gross profit	1,338,000	21%	873,000	19%

Operating expenses:
Selling and administrative	3,498,000	56%	2,920,000	65%
Research and development	1,967,000	31%	1,507,000	33%
Total operating expenses	5,465,000	87%	4,427,000	98%

Operating loss	(4,127,000)	-66%	(3,554,000)	-79%

Interest expense, net	(3,000)	-0%	(430,000)	-10%

Net loss	$(4,130,000)	-66%	$(3,984,000)	-89%

Revenues

Revenues for the quarter ended September 30, 2021, increased by $1,772,000 or 39% to $6,271,000, compared to $4,499,000 for the quarter ended September 30, 2020. The increase in revenues was due to sales of packs with higher selling prices and a higher unit volume of packs sold. The increase in revenues included both greater sales to existing customers as well as initial sales to new customers.

Cost of Sales

Cost of sales for the quarter ended September 30, 2021, increased by $1,307,000, or 36%, to $4,933,000 compared to $3,626,000 for the quarter ended September 30, 2020. The increase in cost of sales was due to higher sales of energy solutions, partially offset by improved overall cost of sales efficiencies. Cost of sales as a percent of revenue for the quarter ended September 30, 2021 was 79%, an improvement of 2% over 81% for the same period last year.

Gross Profit

Gross profit for the quarter ended September 30, 2021 increased by $465,000 or 53%, to $1,338,000 compared to $873,000 for the quarter ended September 30, 2020, and gross profit margin (gross profit as a percent of revenues) increased to 21% compared to 19%. Improvement in the gross profit was primarily attributable to higher unit volume of sales to both new and existing customers, and to improved overall cost of sales efficiencies. However, gross profit was impacted by higher costs for steel, electronic parts, and common off the shelf parts during quarter ended September 30, 2021.

Selling and Administrative Expenses

Selling and administrative expenses for the quarter ended September 30, 2021 increased by $578,000 or 20%, to $3,498,000 compared to $2,920,000 for the quarter ended September 30, 2020. The increase was primarily attributable to increases in personnel expenses related to new hires and temporary labor, an increase in insurance premiums, higher sales and marketing and IR/PR expenses, and outbound shipping costs, partially offset by a decrease in professional services including accounting and legal expenses.

Research and Development Expense

Research and development expenses for the quarter ended September 30, 2021 increased by $460,000 or 31%, to $1,967,000 compared to $1,507,000 for the quarter ended September 30, 2020. Such expenses consisted primarily of materials, supplies, salaries and personnel related expenses, product testing, consulting, and other expenses associated with development. The increase in research and development expenses was primarily due to new product development activities including expenses related to UL certifications, higher personnel expenses related to new hires and temporary labor.

Interest Expense

Interest expense for the quarter ended September 30, 2021 decreased by $427,000 or 99% to $3,000 compared to $430,000 for the quarter ended September 30, 2020. Interest expense consisted primarily of interest expense related to our outstanding lines of credit and convertible promissory note. Also included in interest expense during the quarter ended September 30, 2020 is additional interest expense of approximately $174,000 representing the amortization of debt discount related to Cleveland Loan that was paid off during that quarter. (see Note 4 to the condensed consolidated financial statements).

Net Loss

Net loss for the quarter ended September 30, 2021 increased nominally by $146,000 or 4%, to $4,130,000 as compared to $3,984,000 for the quarter ended September 30, 2020. The increase is primarily attributable to increased operating expenses, partially offset by a decrease in interest expense and an increase in gross profit.

Liquidity and Capital Resources

Overview

As of September 30, 2021, we had a cash balance of $15,737,000 and an accumulated deficit of $70,335,000. Our business has not generated sufficient cash to fund our planned operations, and we may need additional cash and capital resources to support our continued operations and to execute our business plan. However, we believe that our existing cash and additional funding available under our revolving line of credit for up to $6.0 million with Silicon Valley Bank, will be sufficient to meet our anticipated capital resources to fund planned operations for the next twelve months. See “Future Liquidity Needs” below.

Cash Flows

Cash Flow Summary

	Three Months Ended September 30,
	2021	2020

Net cash used in operating activities	$(4,416,000)	$(5,670,000)
Net cash used in investing activities	(238,000)	(214,000)
Net cash provided by financing activities	15,678,000	11,308,000
Net change in cash	$11,024,000	$5,424,000

Operating Activities

Net cash used in operating activities was $4,416,000 for the quarter ended September 30, 2021, compared to net cash used in operating activities of $5,670,000 for the same period in prior year. The net cash used in operating activities for the quarter ended September 30, 2021 reflects the net loss of $4,130,000. The primary usages of cash were increases in inventory and other assets, and an increase in net loss (as adjusted for noncash costs and expenses), partially offset by a decrease in accounts receivable and an increase in accounts payable.

Net cash used in operating activities was $5,670,000 for the quarter ended September 30, 2020. The net cash used in operating activities for the quarter ended September 30, 2020 reflects the net loss of $3,984,000. The primary usages of cash were increases in accounts receivable, inventory, and other assets, as well as an increase in net loss (as adjusted for noncash costs and expenses), and decreases in accounts payable, due to factor, and customer deposits.

Investing Activities

Net cash used in investing activities was $238,000 for the quarter ended September 30, 2021 and consisted primarily of the costs of internally developed software and purchase of furniture and equipment and warehouse equipment.

Net cash used in investing activities was $214,000 for the quarter ended September 30, 2020 and consisted primarily of the costs of internally developed software and purchase of furniture and equipment and warehouse equipment.

Financing Activities

Net cash provided by financing activities was $15,678,000 for the quarter ended September 30, 2021, which primarily consisted of $14,076,000 in net proceeds from issuances of common stock in the registered direct offering closed on September 27, 2021, and net proceeds from sales of common stock under our ATM Offering.

Net cash provided by financing activities was $11,308,000 for the quarter ended September 30, 2020, which primarily consisted of $13,898,000 in net proceeds from issuances of common stock in the public offering and the private placement, which were partially offset by $2,580,000 in payments of outstanding related party borrowings.

Future Liquidity Needs

We have evaluated our expected cash requirements over the next twelve months, which include, but are not limited to, investments in additional sales and marketing and research and development, capital expenditures, and working capital requirements. We believe that our existing cash and additional funding available under our revolving line of credit with Silicon Valley Bank for up to $6.0 million, will be sufficient to meet our anticipated capital resources to fund planned operations for the next twelve months. We continue to have positive gross margin which has improved cash flow from operations.

To the extent that we raise additional funds by issuing equity or convertible debt securities, our stockholders may experience additional dilution and such financing may involve restrictive covenants. In the event we are required to obtain additional funds, there is no guarantee that we will be able to raise or obtain the additional funds or that the funds will be available to us on favorable terms.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based on the management’s assessment and review of our financial statements and results for the three months ended September 30, 2021, we have concluded that our disclosure controls and procedures were effective for purposes stated above.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A - RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks set forth in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, filed with the SEC on September 27, 2021, before making an investment decision. If any of the risks actually occur, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should read the section captioned “Special Note Regarding Forward Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this report.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

The following exhibits are filed as part of this Report.

Exhibit No.	Description
4.1	Form of Registered Direct Offering Warrant(1)
10.1	Form of Securities Purchase Agreement(1)
10.2	First Amendment to Loan and Security Agreement dated October 29, 2021 with Silicon Valley Bank(2)
31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.*
31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.*
32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.*
32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.*
101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File, formatted in Inline XBRL (included as Exhibit 101)

*	Filed herewith
(1)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on September 23, 2021
(2)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on November 3, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Flux Power Holdings, Inc.

Date: November 12, 2021	By:	/s/ Ronald F. Dutt
Ronald F. Dutt
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Charles A. Scheiwe
Charles A. Scheiwe
Chief Financial Officer
(Principal Financial Officer)

Page 27