Form 10-Q
period 2021-12-31
Flux Power Holdings, Inc.
filed 2022-02-10
CIK 1083743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares of registrant’s common stock outstanding as of February 8, 2022 was 15,987,502.

FLUX POWER HOLDINGS, INC.

FORM 10-Q

For the Quarterly Period Ended December 31, 2021

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements. The forward-looking statements are contained principally in the section captioned “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021 filed with the SEC on September 27, 2021. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would,” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. You should read these factors and the other cautionary statements made in this report and in the documents we incorporate by reference into this report as being applicable to all related forward-looking statements wherever they appear in this report or the documents we incorporate by reference into this report. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements include, among other things, statements relating to:

●	our ability to continue as a going concern;

●	our ability to secure sufficient funding to support our current and proposed operations, which could be more difficult in light of the negative impact of the COVID-19 pandemic on our operations, customer demand and supply chain as well as investor sentiment regarding our industry and our stock;

●	our ability to manage our working capital requirements efficiently;

●	our ability to obtain raw materials and other supplies for our products at existing or competitive prices and on a timely basis, particularly in light of the impact of COVID-19 pandemic on our suppliers and supply chain;

●	our anticipated growth strategies and our ability to manage the expansion of our business operations effectively;

●	our ability to maintain or increase our market share in the competitive markets in which we do business;

●	our ability to grow our revenue, increase our gross profit margin and become a profitable business;

●	our ability to fulfill our backlog of open sales orders due to delays in the receipt of key component parts and other potential manufacturing disruptions posed by the ongoing COVID-19 pandemic;

●	our ability to keep up with rapidly changing technologies and evolving industry standards, including our ability to achieve technological advances;

●	our dependence on the growth in demand for our products;

●	our ability to compete with larger companies with far greater resources than we have;

●	our ability to shift to new suppliers and incorporate new components into our products in a manner that is not disruptive to our business;

●	our ability to obtain and maintain UL Listings and OEM approvals for our energy storage solutions;

●	our ability to diversify our product offerings and capture new market opportunities;

●	our ability to source our needs for skilled labor, machinery, parts, and raw materials economically;

●	our ability to retain key members of our senior management;

●	our ability to continue to operate safely and effectively during the COVID-19 pandemic; and

●	our dependence on our major customers.

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

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this report only:

●	the “Company,” “Flux,” “we,” “us,” and “our” refer to the combined business of Flux Power Holdings, Inc., a Nevada corporation and its wholly owned subsidiary, Flux Power, Inc., a California corporation (“Flux Power”);

●	“Exchange Act” refers the Securities Exchange Act of 1934, as amended;

●	“SEC” refers to the Securities and Exchange Commission; and

●	“Securities Act” refers to the Securities Act of 1933, as amended.

PART I - Financial Information

Item 1. Financial Statements

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2021	June 30, 2021
	(Unaudited)
ASSETS

Current assets:
Cash	$7,855,000	$4,713,000
Accounts receivable	5,184,000	6,097,000
Inventories, net	19,583,000	10,513,000
Other current assets	868,000	417,000
Total current assets	33,490,000	21,740,000
Right of use asset	2,821,000	3,035,000
Property, plant and equipment, net	1,627,000	1,356,000
Other assets	89,000	131,000

Total assets	$38,027,000	$26,262,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$9,239,000	$7,175,000
Accrued expenses	2,233,000	2,583,000
Line of credit	3,500,000	-
Deferred revenue	140,000	24,000
Customer deposits	-	171,000
Office lease payable, current portion	469,000	435,000
Accrued interest	3,000	2,000
Total current liabilities	15,584,000	10,390,000

Office lease payable, less current portion	2,621,000	2,866,000

Total liabilities	18,205,000	13,256,000

Stockholders’ equity:

Preferred stock, $0.001 par value; 500,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 30,000,000 shares authorized; 15,987,502 and 13,652,164 shares issued and outstanding at December 31, 2021 and June 30, 2021, respectively	16,000	14,000
Additional paid-in capital	95,217,000	79,197,000
Accumulated deficit	(75,411,000)	(66,205,000)

Total stockholders’ equity	19,822,000	13,006,000

Total liabilities and stockholders’ equity	$38,027,000	$26,262,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Revenues	$7,690,000	$6,469,000	$13,961,000	$10,968,000
Cost of sales	6,648,000	4,980,000	11,581,000	8,606,000

Gross profit	1,042,000	1,489,000	2,380,000	2,362,000

Operating expenses:
Selling and administrative	4,000,000	3,135,000	7,498,000	6,055,000
Research and development	2,088,000	1,594,000	4,055,000	3,101,000
Total operating expenses	6,088,000	4,729,000	11,553,000	9,156,000

Operating loss	(5,046,000)	(3,240,000)	(9,173,000)	(6,794,000)

Interest expense	(31,000)	(124,000)	(34,000)	(554,000)

Net loss	$(5,077,000)	$(3,364,000)	$(9,207,000)	$(7,348,000)

Net loss per share - basic and diluted	$(0.32)	$(0.29)	$(0.62)	$(0.69)

Weighted average number of common shares outstanding - basic and diluted	15,987,502	11,633,793	14,895,989	10,647,181

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock
	Shares	Capital Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at June 30, 2021	13,652,164	$14,000	$79,197,000	$(66,205,000)	$13,006,000

Issuance of common stock and warrants – registered direct offering, net of costs	2,142,860	2,000	14,074,000	-	14,076,000
Issuance of common stock – public offering, net of costs	190,782	-	1,602,000	-	1,602,000
Issuance of common stock – exercised options	1,696	-	-	-	-
Stock based compensation	-	-	200,000	-	200,000
Net loss	-	-	-	(4,130,000)	(4,130,000)
Balance at September 30, 2021	15,987,502	16,000	95,073,000	(70,335,000)	24,754,000

Additional offering costs related to the registered direct offering	-	-	(105,000)	-	(105,000)
Stock based compensation	-	-	249,000	-	249,000
Net loss	-	-	-	(5,077,000)	(5,077,000)
Balance at December 31, 2021	15,987,502	$16,000	$95,217,000	$(75,411,000)	$19,822,000

	Common Stock
	Shares	Capital Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at June 30, 2020	7,420,487	$7,000	$46,985,000	$(53,412,000)	$(6,420,000)

Issuance of common stock – private placement transactions, net	800,000	1,000	3,199,000	-	3,200,000
Issuance of common stock – debt conversion	100,000	-	400,000	-	400,000
Issuance of common stock – public offering, net of costs	3,099,250	3,000	10,695,000	-	10,698,000
Fair value of warrants issued	-	-	174,000	-	174,000
Stock based compensation	-	-	225,000	-	225,000
Net loss	-	-	-	(3,984,000)	(3,984,000)
Balance at September 30, 2020	11,419,737	11,000	61,678,000	(57,396,000)	4,293,000
Issuance of common stock – exercised options	6,289	-	-	-	-
Issuance of common stock – debt conversion	540,347	1,000	2,160,000	-	2,160,000
Issuance of common stock, net of costs	226,737	-	3,336,000	-	3,336,000
Stock based compensation	-	-	197,000	-	197,000
Net loss	-	-	-	(3,364,000)	(3,364,000)
Balance at December 31, 2020	12,193,110	$12,000	$676,371,000	$(60,760,000)	$6,623,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(9,207,000)	$(7,348,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	259,000	127,000
Stock-based compensation	449,000	422,000
Fair value of warrant issued as debt issuance cost	-	174,000
Noncash interest expense	-	197,000
Noncash rent expense	214,000	197,000
Allowance for inventory reserve	169,000	(242,000)
Amortization of prepaid offering costs	-	547,000
Changes in operating assets and liabilities:
Accounts receivable	913,000	(1,393,000)
Inventories	(9,239,000)	(1,090,000)
Other current assets	(409,000)	(414,000)
Accounts payable	2,064,000	67,000
Accrued expenses	(350,000)	395,000
Due to Factor	-	(469,000)
Accrued interest	1,000	152,000
Office lease payable	(211,000)	(96,000)
Deferred revenue	116,000	34,000
Customer deposits	(171,000)	(1,550,000)
Net cash used in operating activities	(15,401,000)	(10,290,000)

Cash flows from investing activities
Purchases of equipment	(530,000)	(417,000)
Net cash used in investing activities	(530,000)	(417,000)

Cash flows from financing activities:
Proceeds from issuance of common stock in private placement	-	3,200,000
Proceeds from issuance of common stock in registered direct offering, net of offering costs	13,971,000	-
Proceeds from issuance of common stock in public offering, net of offering costs	1,602,000	14,034,000
Proceeds from revolving line of credit	3,500,000	-
Payment of short-term loan – related party	-	(1,178,000)
Payment of line of credit – related party	-	(1,402,000)
Principal payments on financing lease payable	-	(20,000)
Net cash provided by financing activities	19,073,000	14,634,000

Net change in cash	3,142,000	3,927,000
Cash, beginning of period	4,713,000	726,000

Cash, end of period	$7,855,000	$4,653,000

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Common stock issued for conversion of related party debt	$-	$2,561,000
Accrued interest converted into principal	$-	$197,000
Supplemental cash flow information:
Interest paid	$33,000	$31,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

Nature of Business

Flux Power Holdings, Inc. (“Flux”) was incorporated in 1998 in the State of Nevada, and Flux’s operations are conducted through its wholly owned subsidiary, Flux Power, Inc. (“Flux Power”), a California corporation (collectively, the “Company”).

We design, develop, manufacture, and sell a portfolio of advanced lithium-ion energy storage solutions for electrification of a range of industrial commercial sectors which include material handling, airport ground support equipment (“GSE”), and stationary energy storage. We believe our mobile and stationary energy storage solutions provide customers with a reliable, high performing, cost effective, and more environmentally friendly alternative as compared to traditional lead acid and propane-based solutions. Our modular and scalable design allows different configurations of lithium-ion battery packs to be paired with our proprietary wireless battery management system to provide the level of energy storage required and “state of the art” real time monitoring of pack performance. We believe that the increasing demand for lithium-ion battery packs and more environmentally friendly energy storage solutions in the material handling sector should continue to drive our revenue growth.

As used herein, the terms “we,” “us,” “our,” “Flux,” and “Company” mean Flux Power Holdings, Inc., unless otherwise indicated. All dollar amounts herein are in U.S. dollars unless otherwise stated.

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred an accumulated deficit of $75,411,000 through December 31, 2021 and a net loss of $5,077,000 and $9,207,000 for the three and six months ended December 31, 2021, respectively. To date, the Company’s revenues and operating cash flows have not been sufficient to sustain its operations and the Company has relied on debt and equity financing to fund its operations. Delays in the receipt of key component parts due in part to supply chain disruptions as well as recent changes in the design of the product offering have impacted the Company’s ability to fulfill the backlog of sales orders as planned. These events have placed pressure on the Company’s margins and cash resources and raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months following the filing date of this Quarterly Report on Form 10-Q. As of December 31, 2021, the Company had a cash balance of $7,855,000 and may need to raise additional capital in the near future. The Company’s ability to continue as a going concern is dependent upon its ability to ship open sales orders, improve its margins, reduce operating costs and raise additional capital on a timely basis until such time as revenues and related cash flows are sufficient to fund its operations.

Management has undertaken steps to improve operations with the goal of sustaining its operations. These steps include actual and planned price increases for our energy storage solutions, a number of cost saving initiatives including product cost efficiencies from design changes and planned operating cost savings. In addition, $2.5 million currently remains available under the existing working capital line of credit.

The accompanying financial statements do not include any adjustments that would be necessary should the Company be unable to continue as a going concern and, therefore, be required to liquidate its assets and discharge its liabilities in other than the normal course of business and at amounts that may differ from those reflected in the accompanying condensed consolidated financial statements. There is no guarantee that additional funds will be available if needed on a timely basis or on acceptable terms. If such funds are not available when required, management will be required to curtail investments in additional sales and marketing and product development, which may have a material adverse effect on future cash flows and results of operations and the ability to continue operating as a going concern.

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

For the three months ended December 31, 2021 and 2020, basic and diluted weighted-average common shares outstanding were 15,987,502 and 11,633,793, respectively. For the six months ended December 31, 2021 and 2020, basic and diluted weighted-average common shares outstanding were 14,895,989 and 10,647,181, respectively. The Company incurred a net loss for the three and six months ended December 31, 2021 and 2020, and therefore, basic and diluted loss per share for the periods were the same because potential common share equivalent would have been anti-dilutive. The total potentially dilutive common shares outstanding at December 31, 2021 and 2020 that were excluded from diluted weighted-average common shares outstanding represent shares underlying outstanding convertible debt, stock options, RSUs, and warrants, and totalled 2,092,851 and 1,562,019, respectively.

NOTE 4 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31, 2021	June 30, 2021
Payroll and bonus accrual	$820,000	$1,271,000
PTO accrual	440,000	417,000
Warranty liability	973,000	895,000

Total Accrued expenses	$2,233,000	$2,583,000

NOTE 5 – NOTES PAYABLE

Paycheck Protection Program Loan

On May 1, 2020, the Company applied for and received a loan from the Bank of America, NA (the “BOA”) in the aggregate principal amount of approximately $1,297,000 (the “PPP Loan”) pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan was evidenced by a promissory note dated May 1, 2020, issued by Flux Power to the BOA (the “PPP Note”). The PPP Loan had a two-year term and bore interest at a rate of 1.0% per annum. Monthly principal and interest payments were deferred for six months after the date of disbursement. The Company received the funds on May 4, 2020. On February 9, 2021, the Company was notified that the Small Business Administration (“SBA”) had forgiven repayment of the entire PPP Loan of approximately $1,297,000 in principal, together with all accrued interest of approximately $10,000. The Company recorded the entire forgiven principal and accrued interest amount of approximately $1,307,000 as other income in its statement of operations on February 9, 2021. As of December 31, 2021, the outstanding balance of the PPP Loan was $0.

The SBA reserves the right to audit any PPP loan, regardless of size. These audits may occur after forgiveness has been granted. In accordance with the CARES Act, all borrowers are required to maintain their PPP loan documentation for six years after the PPP loan was forgiven or repaid in full and to provide that documentation to the SBA upon request.

Revolving Line of Credit

On November 9, 2020, the Company entered into a certain Loan and Security Agreement (“Loan Agreement”) with Silicon Valley Bank (“SVB”). On October 29, 2021, the Company entered into a First Amendment to Loan and Security Agreement (“First Amendment” and together with the Loan Agreement, the “Amended Loan Agreement”) with SVB which amended certain terms of the Loan Agreement including, but not limited to, increasing the amount of the revolving line of credit from $4.0 million to $6.0 million, and extending the maturity date to November 7, 2022. The Amended Loan Agreement provides the Company with a senior secured credit facility for up to $6.0 million available on a revolving basis (“Revolving LOC”). Outstanding principal under the Revolving LOC accrues interest at a floating rate per annum equal to the greater of (i) Prime Rate plus two and a half percent (2.50%) or (ii) five and three-quarters percent (5.75%). Interest payments are due on the last day of the month. Should an event of default occur, the interest rate per annum will be increased to five percent (5.0%) above the rate that otherwise would have been applicable to such amounts owed. The Company paid a non-refundable commitment fee of $15,000 upon execution of the Loan Agreement and an additional non-refundable commitment fee of $22,500 in connection with the First Amendment. In addition, the Company is required to pay a quarterly unused facility fee equal to one-quarter of one percent (0.25%) per annum of the average daily unused portion of the $6.0 million commitment under the Revolving LOC, depending upon availability of borrowings under the Revolving LOC.  Amounts outstanding under the Revolving LOC are secured by substantially all of the tangible and intangible assets of the Company (including, without limitation, intellectual property) pursuant to the terms of the Amended Loan Agreement and the Intellectual Property Security Agreement dated as of October 29, 2021. As of December 31, 2021 the outstanding balance under the Revolving LOC was $3,500,000 and the remaining available balance was $2,500,000.

NOTE 6 - RELATED PARTY DEBT AGREEMENTS

As of December 31, 2021 and June 30, 2021, the Company had no outstanding related party debt agreements. Related party debt agreements that existed during the 2020 periods covered by the accompanying unaudited condensed consolidated financial statements are described below.

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

On June 10, 2021, the Company repaid all obligations in full and without additional fees or termination penalties, and the Third Amended and Restated Credit Facility Agreement and the related Second Amended and Restated Security Agreement were terminated.

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

NOTE 7 – FACTORING ARRANGEMENT

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

NOTE 8 - STOCKHOLDERS’ EQUITY

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

From December 21, 2020 through December 31, 2021, the Company sold an aggregate of 1,169,564 shares of common stock at an average price of $12.24 per share for gross proceeds of approximately $14.3 million under the ATM Offering. The Company received net proceeds of approximately $13.7 million, net of commissions and other offering related expenses.

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

Public Offerings

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

At-the-Market Registered Direct Offering

On September 27, 2021, the Company closed a registered direct offering, priced at-the-market under Nasdaq rules (“RDO”) for the sale of 2,142,860 shares of common stock and warrants to purchase up to an aggregate of 1,071,430 shares of common stock, at an offering price of $7.00 per share and associated warrant for gross proceeds of approximately $15.0 million prior to deducting offering expenses. The associated warrants have an exercise price equal to $7.00 per share and are exercisable upon issuance and expire in five years. HCW acted as the exclusive placement agent for the registered direct offering.

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

Warrant detail for the six months ended December 31, 2021 is reflected below:

	Number of Warrants	Weighted Average Exercise Price Per Warrant	Remaining Contract Term (# years)
Warrants outstanding and exercisable at June 30, 2021	214,883	$4.49	2.92
Warrants issued	1,071,430	$7.00	5.00
Warrants outstanding and exercisable at December 31, 2021	1,286,313	$6.58	4.35

Warrant detail for the six months ended December 31, 2020 is reflected below:

	Number of Warrants	Weighted Average Exercise Price Per Warrant	Remaining Contract Term (# years)
Warrants outstanding and exercisable at June 30, 2020	83,205	$4.00	2.01
Warrants issued	185,955	$4.80	5.00
Warrants outstanding at December 31, 2020	269,160	$4.55	3.66
Warrants exercisable at December 31, 2020	83,205	$4.00	1.50

Stock Options

In connection with the reverse acquisition of Flux Power, Inc. in 2012, the Company assumed the 2010 Option Plan. As of June 30, 2021, there were 22,536 options to purchase common stock outstanding under the 2010 Option Plan. No additional options may be granted under the 2010 Option Plan.

On February 17, 2015 the Company’s stockholders approved the 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan offers certain employees, directors, and consultants the opportunity to acquire the Company’s common stock subject to vesting requirements and serves to encourage such persons to remain employed by the Company and to attract new employees. The 2014 Plan allows for the award of common stock and stock options, up to 1,000,000 shares of the Company’s common stock. As of December 31, 2021, 181,515 shares of the Company’s common stock are available for grant under the 2014 Plan.

On April 29, 2021, the Company’s stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan authorizes the issuance of awards for up to 2,000,000 shares of common stock in the form of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock units, restricted stock awards and unrestricted stock awards to officers, directors and employees of, and consultants and advisors to, the Company or its affiliates. As of December 31, 2021, no awards had been granted under the 2021 Plan.

Activity in the Company’s stock options during the six months ended December 31, 2021 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2021	531,205	$11.02	6.73
Granted	-	$-	-
Exercised	(3,400)	$4.65	-
Forfeited and cancelled	(14,199)	$13.70	-
Outstanding at December 31, 2021	513,606	$10.99	6.20
Exercisable at December 31, 2021	500,623	$10.95	6.16

Activity in the Company’s stock options during the six months ended December 31, 2020 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2020	579,584	$11.00	7.55
Granted	-	$-	-
Exercised	(10,750)	$4.60	-
Forfeited and cancelled	(7,463)	$7.31	-
Outstanding at December 31, 2020	561,371	$11.17	6.87
Exercisable at December 31, 2020	493,224	$10.94	6.67

Restricted Stock Units

On November 5, 2020, the Company’s Board of Directors approved an amendment to the 2014 Plan, to allow for grants of Restricted Stock Units (“RSUs”). Subject to vesting requirements set forth in the RSU Award Agreement, one share of common stock is issuable for one vested RSU. On November 5, 2020, the Board of Directors authorized the following RSUs to be granted under the amended 2014 Option Plan: (i) a total of 43,527 RSUs to certain executive officers as one-time retention incentive awards, and (ii) a total of 91,338 RSUs to certain key employees as annual equity compensation of which 45,652 were performance-based RSUs and 45,686 were time-based RSUs. On April 29, 2021, an additional 18,312 time-based RSUs were authorized by the Company’s Board of Directors to be granted under the amended 2014 Option Plan. On October 29, 2021, the Board of Directors authorized the following RSUs to be granted under the amended 2014 Option Plan: (i) a total of 97,828 RSUs to certain executive officers of which 48,914 were performance-based RSUs and 48,914 were time-based RSUs, and (ii) a total of 81,786 time-based RSUs to certain other key employees. The RSUs are subject to the terms and conditions provided in (i) the Restricted Stock Unit Award Agreement for time-based awards (“Time-based Award Agreement”), and (ii) the Performance Restricted Stock Unit Award Agreement for performance-based awards (“Performance-based Award Agreement”).

Activity in RSUs during the six months ended December 31, 2021 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Grant date Fair Value	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2021	131,652	$9.25	2.72
Granted	179,614	$5.75	-
Forfeited and cancelled	(18,334)	$7.71	-
Outstanding at December 31, 2021	292,932	$7.22	2.69

Activity in RSUs during the six months ended December 31, 2020 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Grant date Fair Value	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2020	-	$-	-
Granted	134,865	$8.88	-
Forfeited and cancelled	(4,228)	$8.88	-
Outstanding at December 31, 2020	130,637	$8.88	3.15

Stock-based Compensation

Stock-based compensation expense for the three and six months ended December 31, 2021 and 2020 represents the estimated fair value of stock options and RSUs at the time of grant amortized under the straight-line method over the expected vesting period and reduced for estimated forfeitures of options and RSUs. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from original estimates. At December 31, 2021, the aggregate intrinsic value of exercisable stock options was approximately $1,673,000.

The following table summarizes stock-based compensation expense for employee and non-employee stock option and RSU grants:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Research and development	$54,000	$45,000	$90,000	$98,000
Selling and administrative	195,000	152,000	359,000	324,000
Total stock-based compensation expense	$249,000	$197,000	$449,000	$422,000

At December 31, 2021, the unamortized stock-based compensation expense related to outstanding stock options and RSUs was approximately $98,000 and $1,114,000, respectively, and these amounts are expected to be expensed over the weighted-average remaining recognition period of 0.19 years and 2.66 years, respectively.

NOTE 9 - CONCENTRATIONS

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and unsecured trade accounts receivable. The Company maintains cash balances in non-interest bearing bank deposit accounts at a California commercial bank. The Company’s cash balance at this institution is secured by the Federal Deposit Insurance Corporation up to $250,000. As of December 31, 2021 and June 30, 2021, cash was approximately $7,855,000 and $4,713,000, respectively. The Company has not experienced any losses in such accounts. Management believes that the Company is not exposed to any significant credit risk with respect to its cash.

Customer Concentrations

During the three months ended December 31, 2021, the Company had two (2) major customers that each represented more than 10% of revenues on an individual basis, and together represented approximately $4,239,000 or 55% of total revenues. During the six months ended December 31, 2021, the Company had three (3) major customers that each represented more than 10% of revenues on an individual basis, and together represented approximately $7,699,000 or 55% of total revenues.

During the three months ended December 31, 2020, the Company had four (4) major customers that each represented more than 10% of revenues on an individual basis, and together represented approximately $4,817,000 or 74% of total revenues. During the six months ended December 31, 2020, the Company had three (3) major customers that each represented more than 10% of revenues on an individual basis, and together represented approximately $6,496,000 or 59% of total revenues.

Suppliers/Vendor Concentrations

The Company obtains a number of components and supplies included in its products from a group of suppliers. During the three months ended December 31, 2021, the Company had three (3) suppliers who accounted for more than 10% of total purchases on an individual basis, and together represented approximately $4,614,000 or 39% of total purchases. During the six months ended December 31, 2021, the Company had two (2) suppliers who accounted for more than 10% of total purchases on an individual basis, and together represented approximately $5,397,000 or 26% of total purchases. We continue to assess our supplier base to ensure alignment with our expanding needs.

During the three months ended December 31, 2020, the Company had one (1) supplier who accounted for more than 10% of total purchases and represented approximately $1,489,000 or 20% of total purchases. During the six months ended December 31, 2020, the Company had one (1) supplier who accounted for more than 10% of total purchases and represented approximately $2,648,000 or 19% of total purchases.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm the Company’s business. The Company is not aware of any material legal proceedings currently pending or expected against the Company.

Operating Leases

On April 25, 2019 the Company signed a Standard Industrial/Commercial Multi-Tenant Lease (“Lease”) with Accutek to rent approximately 45,600 square feet of industrial space at 2685 S. Melrose Drive, Vista, California. The Lease has an initial term of seven years and four months and commenced on or about June 28, 2019. The lease contains an option to extend the term for two periods of 24 months each, and the right of first refusal to lease an additional approximate 15,300 square feet. The monthly rental rate is $42,400 for the first 12 months, escalating at 3% each year.

On February 26, 2020, the Company entered into the First Amendment to Standard Industrial/Commercial Multi-Tenant Lease dated April 25, 2019 (the “Amendment”) with Accutek to rent an additional 16,309 rentable square feet of space plus a residential unit of approximately 1,230 rentable square feet (for a total of approximately 17,539 rentable square feet). The lease for the additional space commenced 30 days following the occupancy date of the additional space and will terminate concurrently with the term of the original lease, which expires on November 20, 2026. The base rent for the additional space is the same rate as the space rented under the terms of the original lease, $0.93 per rentable square (subject to 3% annual increase). In connection with the Amendment, the Company purchased certain existing office furniture for a total purchase price of $8,300.

Total rent expense was approximately $215,000 and $215,000 for the three months ended December 31, 2021 and 2020, respectively. Total rent expense was approximately $429,000 and $421,000 for the six months ended December 31, 2021 and 2020, respectively.

The Future Minimum Lease Payments as of December 31, 2021 are as follows:

Year Ending June 30,
2022 (remaining six months)	$561,000
2023	768,000
2024	791,000
2025	815,000
2026	840,000
Thereafter	359,000
Total Future Minimum Lease Payments	4,134,000

Less: discount	(1,044,000)
Total lease liability	$3,090,000

NOTE 11 - SUBSEQUENT EVENTS

None

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

Business Overview

We design, develop, manufacture, and sell a portfolio of advanced lithium-ion energy storage solutions for electrification of a range of industrial commercial sectors which include material handling, airport ground support equipment (“GSE”), and stationary energy storage. We believe our mobile and stationary energy storage solutions provide our customers a reliable, high performing, cost effective, and more environmentally friendly alternative as compared to traditional lead acid and propane-based solutions. Our modular and scalable design allows different configurations of lithium-ion battery packs to be paired with our proprietary wireless battery management system to provide the level of energy storage required and “state of the art” real time monitoring of pack performance. We believe that the increasing demand for lithium-ion battery packs and more environmentally friendly energy storage solutions in the material handling sector should continue to drive our revenue growth.

Our long-term strategy is to meet the rapidly growing demand for lithium-ion energy solutions and to be the supplier of choice, targeting large companies having energy storage needs. We have established selling relationships with large fleets of forklifts and GSEs. We intend to reach this goal by investing in research and development to expand our product mix, by expanding our sales and marketing efforts, improving our customer support efforts and continuing our efforts to improve production capacity and efficiencies. Our research and development efforts will continue to focus on providing adaptable, reliable and cost-effective energy storage solutions for our customers. We have filed three new patents on advanced technology related to lithium-ion battery packs. The technology behind these pending patents are designed to:

●	increase battery life by optimizing the charging cycle,
●	give users a better understanding of the health of their battery in use, and
●	apply artificial intelligence to predictively balance the cells for optimal performance.

Our largest sector of penetration thus far has been the material handling sector which we believe is a multi-billion dollar addressable market. We believe the sector will provide us with an opportunity to grow our business as we enhance our product mix and service levels and grow our sales to large fleets of forklifts and GSEs. Applications of our modular packs for other industrial and commercial uses, such as solar energy storage, are providing additional current growth and further opportunities. We intend to continue to expand our supply chain and customer partnerships and seek further partnerships and/or acquisitions that provide synergy to meeting our growth and “building scale” objectives.

The following table summarizes the new orders, shipments, and backlog activities for the last six (6) fiscal quarters:

Fiscal Quarter Ended	Beginning Backlog	New Orders	Shipments	Ending Backlog
September 30, 2020	$3,151,000	$3,924,000	$4,547,000	$2,528,000
December 31, 2020	$2,528,000	$6,561,000	$6,330,000	$2,759,000
March 31, 2021	$2,759,000	$9,977,000	$6,826,000	$5,910,000
June 30, 2021	$5,910,000	$15,053,000	$8,339,000	$12,624,000
September 30, 2021	$12,624,000	$13,122,000	$6,313,000	$19,433,000
December 31, 2021	$19,433,000	$19,819,000	$7,837,000	$31,415,000

“Backlog” represents the amount of anticipated revenues we may recognize in the future from existing contractual orders with customers that are in progress and have not yet shipped. Backlog values may not be indicative of future operating results as orders may be cancelled, modified or otherwise altered by customers. In addition, our ability to realize revenue from our backlog will be dependent on the delivery of key parts from our suppliers and our ability to manufacture and ship our products to customers in a timely manner. There can be no assurance that outstanding customer orders will be fulfilled as expected and that our backlog will result in future revenues.

As of February 7, 2022, our order backlog was approximately $34.8 million .

Business Updates

Due to the growth in orders for our energy storage solutions and accessories, coupled with supply chain disruptions due to COVID-19 delaying our ability to fulfill such orders, we have experienced an increase in our backlog of open orders.

Supply Chain Issues and Higher Procurement Costs

Due to COVID-19 pandemic, supply chain disruptions continue, notably with delivery delays at the ports of Los Angeles and Long Beach. In addition, the price of steel and certain other electrical components used in our products have seen dramatic increases, along with shipping costs. No abatement to these challenges is anticipated within the next several months, and it is impossible to predict how long the current disruptions to price and component parts availability will last. We implemented a price increase on certain new product orders in October of 2021 to offset rising global costs of raw materials and component parts. In addition, we had increased inventory to $19.5 million at December 31, 2021 to mitigate supply chain disruptions and support timely deliveries. However, there can be no assurance that such increases or any future increases will be sufficient to offset continued rising costs.

To address some of the negative consequences to our business, we implemented a number of new strategic initiatives:

Strategic Initiatives.

●	Improve and expand our supply chain and production staff and processes to overcome challenges of supply chain disruptions;
●	Introduce new product designs to lower costs, simplify the bill of materials, and improved serviceability;
●	Improve our manufacturing capacity and production facility to increase throughput and fulfill our backlog;
●	Transition product lines to a new cell technology including revised UL Listing and OEM approvals in efforts to lower costs of production, improve supplier reliability, and higher energy capabilities of our solutions
●	Expand our customer base, particularly among Fortune 100 & 500 companies;
●	Deploy our Sky BMS telematics technology to many users.

There can be no assurance that our 2022 initiatives and efforts to mitigate the supply chain issues and rising costs will be successful.

Recent Corporate Developments

New Director Appointment

On January 14, 2022, our Board elected to increase the number of directors on the Board from five (5) to six (6). Immediately thereafter, the Board appointed Ms. Cheemin Bo-Linn to the Company’s Board. In addition, Ms. Bo-Linn was appointed as a member of the Company’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee (“Committees”). The Board has determined that Ms. Bo-Linn satisfies the definition of “independent director” and the requirements for service on the Board’s Committees under the NASDAQ listing standards. As a result of Ms. Bo-Linn’s appointment on the Committees, each Committee now consists of four (4) independent directors.

Amended Nominating and Corporate Governance Committee Charter

On January 14, 2022, the Board approved amending the Nominating and Corporate Governance Committee Charter to reflect that the Nominating and Corporate Governance Committee will consist of at least three (3) directors. The amended Nominating and Corporate Governance Charter is posted on the Company’s website www.fluxpower.com.

COVID-19 Update

The COVID-19 pandemic has continued to impact both global and domestic businesses and many economic activities. The COVID-19 pandemic has placed significant pressures on our supply chains causing supply shortages, price increases, and delays in productions. In addition, the COVID-19 pandemic has also placed additional safety regulations and monitoring measures on companies. The Company began implementing COVID-19 measures in March 2020 as recommended by the CDC and other governmental authorities. The Company has had to navigate staffing requirements as certain employees tested positive for COVID-19. Our manufacturing operations have not yet experienced production stoppages, however, we have experience negative consequences such as disruptions in the supply chain and price increases. Therefore, we remain subject to significant risks of supply shortages, delays in shipping, and price increases that could materially affect our financial condition and operating results.

Segment and Related Information

We operate as a single reportable segment.

Results of Operations and Financial Condition

The following table represents our unaudited condensed consolidated statement of operations for the three months ended December 31, 2021 and December 31, 2020.

	Three Months Ended December 31,
	2021		2020
	$	% of Revenues	$	% of Revenues

Revenues	$7,690,000	100%	$6,469,000	100%
Cost of sales	6,648,000	86%	4,980,000	77%
Gross profit	1,042,000	14%	1,489,000	23%

Operating expenses:
Selling and administrative	4,000,000	53%	3,135,000	48%
Research and development	2,088,000	27%	1,594,000	25%
Total operating expenses	6,088,000	80%	4,729,000	73%

Operating loss	(5,046,000)	-66%	(3,240,000)	-50%

Interest expense, net	(31,000)	-0%	(124,000)	-2%

Net loss	$(5,077,000)	-66%	$(3,364,000)	-52%

Revenues

Revenues for the quarter ended December 31, 2021, increased by $1,221,000 or 19% to $7,690,000, compared to $6,469,000 for the quarter ended December 31, 2020. The increase in revenues was due to sales of energy storage solutions with higher selling prices and a higher volume of units sold. The increase in revenues included both greater sales to existing customers as well as initial sales to new customers.

Cost of Sales

Cost of sales for the quarter ended December 31, 2021, increased by $1,688,000, or 33%, to $6,648,000 compared to $4,980,000 for the quarter ended December 31, 2020. The increase in cost of sales was directly associated with higher sales of energy storage solutions, as well as increased costs of steel, electronic parts, and common off the shelf parts chiefly as a result of the supply chain interruptions. Cost of sales as a percent of revenues for the quarter ended December 31, 2021 was 86%, an increase of 9 percentage points over 77% for the same period last year as described above.

Gross Profit

Gross profit for the quarter ended December 31, 2021 decreased by $447,000 or 30%, to $1,042,000 compared to $1,489,000 for the quarter ended December 31, 2020. The gross profit margin (gross profit as a percent of revenues) decreased to 14% for the quarter ended December 31, 2021 compared to 23% for the quarter ended December 31, 2020. Gross profit was negatively impacted by higher costs for steel, electronic parts, and common off the shelf parts during quarter ended December 31, 2021, partially offset by higher revenues directly associated with higher sales of energy storage solutions.

Selling and Administrative Expenses

Selling and administrative expenses for the quarter ended December 31, 2021 increased by $865,000 or 28%, to $4,000,000 compared to $3,135,000 for the quarter ended December 31, 2020. The increase was primarily attributable to increases in personnel expenses related to new hires and temporary labor, outbound shipping costs, and an increase in insurance premiums, partially offset by a decrease in marketing expenses and professional service fees including accounting and legal expenses.

Research and Development Expense

Research and development expenses for the quarter ended December 31, 2021 increased by $494,000 or 31%, to $2,088,000 compared to $1,594,000 for the quarter ended December 31, 2020. Such expenses consisted primarily of materials, supplies, salaries and personnel related expenses, product testing, consulting, and other expenses associated with revisions to existing product designs and new product development. The increase in research and development expenses was primarily due to expenses related to UL certifications, higher personnel expenses related to new hires and temporary labor.

Interest Expense

Interest expense for the quarter ended December 31, 2021 decreased by $93,000 or 25% to $31,000 compared to $124,000 for the quarter ended December 31, 2020. Interest expense was primarily related to our outstanding lines of credit and convertible promissory note.

Net Loss

Net loss for the quarter ended December 31, 2021 increased by $1,713,000 or 51%, to $5,077,000 as compared to $3,364,000 for the quarter ended December 31, 2020. The increase is primarily attributable to increased operating expenses, and decrease gross profit, partially offset by a decrease in interest expense.

The following table represents our unaudited condensed consolidated statement of operations for the six months ended December 31, 2021 and December 31, 2020.

	Six Months Ended December 31,
	2021		2020
	$	% of Revenues	$	% of Revenues

Revenues	$13,961,000	100%	$10,968,000	100%
Cost of sales	11,581,000	83%	8,606,000	78%
Gross profit	2,380,000	17%	2,362,000	22%

Operating expenses:
Selling and administrative	7,498,000	54%	6,055,000	56%
Research and development	4,055,000	29%	3,101,000	28%
Total operating expenses	11,553,000	83%	9,156,000	84%

Operating loss	(9,173,000)	-66%	(6,794,000)	-62%

Interest expense, net	(34,000)	-0%	(554,000)	-5%

Net loss	$(9,207,000)	-66%	$(7,348,000)	-67%

Revenues

Revenues for the six months ended December 31, 2021, increased by $2,993,000 or 27% to $13,961,000, compared to $10,968,000 for the six months ended December 31, 2020. The increase in revenues was due to sales of energy storage solutions with higher selling prices and a higher volume of units sold. The increase in revenues included both greater sales to existing customers as well as initial sales to new customers.

Cost of Sales

Cost of sales for the six months ended December 31, 2021, increased by $2,975,000, or 35%, to $11,581,000 compared to $8,606,000 for the six months ended December 31, 2020. The increase in cost of sales was directly associated with higher sales of energy storage solutions, as well as increased costs of steel, electronic parts, and common off the shelf parts chiefly as a result of the supply chain interruptions. Cost of sales as a percent of revenues for the six months ended December 31, 2021 was 83%, an increase of 5 percentage points over 78% for the same period last year as described above.

Gross Profit

Gross profit for the six months ended December 31, 2021 increased nominally by $18,000 or 1%, to $2,380,000 compared to $2,362,000 for the six months ended December 31, 2020. The gross profit margin (gross profit as a percent of revenues) decreased to 17% for the six months ended December 31, 2021 compared to 22% for the six months ended December 31, 2020. Gross profit was negatively impacted by higher costs for steel, electronic parts, and common off the shelf parts during six months ended December 31, 2021, partially offset by higher revenues directly associated with higher sales of energy storage solutions.

Selling and Administrative Expenses

Selling and administrative expenses for the six months ended December 31, 2021 increased by $1,443,000 or 24%, to $7,498,000 compared to $6,055,000 for the six months ended December 31, 2020. The increase was primarily attributable to increases in personnel expenses related to new hires and temporary labor, an increase in insurance premiums, and outbound shipping costs, partially offset by a decrease in professional service fees including accounting and legal expenses.

Research and Development Expense

Research and development expenses for the six months ended December 31, 2021 increased by $954,000 or 31%, to $4,055,000 compared to $3,101,000 for the six months ended December 31, 2020. Such expenses consisted primarily of materials, supplies, salaries and personnel related expenses, product testing, consulting, and other expenses associated with revisions to existing product designs and new product development. The increase in research and development expenses was primarily due to expenses related to UL certifications, higher personnel expenses related to new hires and temporary labor.

Interest Expense

Interest expense for the six months ended December 31, 2021 decreased by $520,000 or 94% to $34,000 compared to $554,000 for the six months ended December 31, 2020. Interest expense was primarily related to our outstanding lines of credit and convertible promissory note. Also included in interest expense during the six months ended December 31, 2020 was additional interest expense of approximately $174,000 representing the amortization of debt discount related to Cleveland Loan that was paid off during that period. (see Note 4 to the condensed consolidated financial statements).

Net Loss

Net loss for the six months ended December 31, 2021 increased by $1,859,000 or 25%, to $9,207,000 as compared to $7,348,000 for the six months ended December 31, 2020. The increase is primarily attributable to increased operating expenses, partially offset by an increase in gross profit and a decrease in interest expense.

Liquidity and Capital Resources

Overview

As of December 31, 2021, we had a cash balance of $7,855,000 and an accumulated deficit of $75,411,000. Our business has not generated sufficient cash to fund our historical operations, and we will need additional cash and capital resources to support our planned operations and to execute our business plan. However, we believe that our existing cash and additional funding of $2.5 million available under our working capital line of credit for up to $6.0 million with Silicon Valley Bank, will be sufficient to meet our anticipated capital resources to fund planned operations for the next twelve months. See “Future Liquidity Needs” below.

Cash Flows

Cash Flow Summary

	Six Months Ended December 31,
	2021	2020

Net cash used in operating activities	$(15,401,000)	$(10,290,000)
Net cash used in investing activities	(530,000)	(417,000)
Net cash provided by financing activities	19,073,000	14,634,000
Net change in cash	$3,142,000	$3,927,000

Operating Activities

Net cash used in operating activities was $15,401,000 for the six months ended December 31, 2021, compared to net cash used in operating activities of $10,290,000 for the six months ended December 31, 2020. The primary usages of cash for the six months ended December 31, 2021 were the net loss of $9,207,000 and increases in inventory and other assets, that were partially offset by a decrease in accounts receivable and an increase in accounts payable. The primary usages of cash for the six months ended December 31, 2020 were the net loss of $7,348,000, increases in accounts payable and accrued expenses, accrued interest, and deferred revenue, that were partially offset by increases in accounts receivable, inventory, other current assets, and decreases in customer deposits, drawdowns from factoring facility, and office lease payable.

Investing Activities

Net cash used in investing activities was $530,000 for the six months ended December 31, 2021 and consisted primarily of the costs of internal software development and purchase of furniture and equipment and warehouse equipment.

Net cash used in investing activities was $417,000 for the six months ended December 31, 2020 and consisted primarily of the costs of internal software development and purchase of furniture and equipment and warehouse equipment.

Financing Activities

Net cash provided by financing activities was $19,073,000 for the six months ended December 31, 2021, which primarily consisted of $13,971,000 in net proceeds from issuances of common stock in the registered direct offering closed on September 27, 2021, $3,500,000 in borrowing under the working capital line of credit, and $1,602,000 in net proceeds from sales of common stock under our ATM Offering.

Net cash provided by financing activities was $14,634,000 for the six months ended December 31, 2020, which primarily consisted of $10,698,000 in net proceeds from issuances of common stock in the public offering, $3,200,000 from a private placement, and $3,336,000 in net proceeds from sales of common stock under our ATM offering, which were partially offset by $2,580,000 in payments of outstanding related party borrowings, and $20,000 in payment of financing lease payable.

Future Liquidity Needs

We have evaluated our expected cash requirements over the next twelve months, which include, but are not limited to, investments in additional sales and marketing and research and development, capital expenditures, and working capital requirements. We believe that our existing cash and additional funding available under our working capital line of credit with Silicon Valley Bank, will be sufficient to meet our anticipated capital resources to fund planned operations for the next twelve months. However, any delays in the receipt of key component parts due in part to supply chain disruptions will impact our ability to fulfill the backlog of sales orders, hence impacting our margins and cash resources, as such we have determined that our anticipated cash resources may not be sufficient to meet our planned operational needs during the next twelve months, and that additional financing may be required to support current operations. Based on our current and planned levels of expenditures, we may need to raise cash in the near future to fund current and planned operations until such time as revenues and related cash flows become sufficient to support our operating costs. We continue to have positive gross margin which has improved cash flow from operations.

Although management believes that the additional required funding will be obtained, there is no guarantee that additional funds will be available if needed on a timely basis or on acceptable terms. If such funds are not available when required, management will be required to curtail investments in additional sales and marketing and product development, which may have a material adverse effect on future cash flows and results of operations and the ability to continue operating as a going concern.

To the extent that we raise additional funds by issuing equity or convertible debt securities, our stockholders may experience additional dilution and such financing may involve restrictive covenants. In the event we are required to obtain additional funds, there is no guarantee that additional funds will be available on a timely basis or on acceptable terms.

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

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based on the management’s assessment and review of our financial statements and results for the six months ended December 31, 2021, we have concluded that our disclosure controls and procedures were effective for purposes stated above.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the six months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Flux Power Holdings, Inc.

Date: February 10, 2022	By:	/s/ Ronald F. Dutt
Ronald F. Dutt
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Charles A. Scheiwe
Charles A. Scheiwe
Chief Financial Officer
(Principal Financial Officer)

page 28