Form 10-Q
period 2022-03-31
Flux Power Holdings, Inc.
filed 2022-05-12
CIK 1083743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Yes ☐ No ☒

The number of shares of registrant’s common stock outstanding as of May 10, 2022 was 15,996,658.

FLUX POWER HOLDINGS, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2022

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

Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements include, among other things, statements relating to:

●	our ability to secure sufficient funding to support our current and proposed operations, which could be more difficult in light of the negative impact of the COVID-19 pandemic on our operations, customer demand and supply chain as well as investor sentiment regarding our industry and our stock;

●	our ability to manage our working capital requirements efficiently;

●	our ability to obtain the necessary funds from our credit facilities;

●	our ability to obtain raw materials and other supplies for our products at existing or competitive prices and on a timely basis, particularly in light of the impact of COVID-19 pandemic on our suppliers and supply chain;

●	our anticipated growth strategies and our ability to manage the expansion of our business operations effectively;

●	our ability to maintain or increase our market share in the competitive markets in which we do business;

●	our ability to grow our revenue, increase our gross profit margin and become a profitable business;

●	our ability to fulfill our backlog of open sales orders due to delays in the receipt of key component parts and other potential manufacturing disruptions posed by the ongoing COVID-19 pandemic;

●	our ability to keep up with rapidly changing technologies and evolving industry standards, including our ability to achieve technological advances;

●	our dependence on the growth in demand for our products;

●	our ability to compete with larger companies with far greater resources than we have;

●	our ability to shift to new suppliers and incorporate new components into our products in a manner that is not disruptive to our business;

●	our ability to obtain and maintain UL Listings and OEM approvals for our energy storage solutions;

●	our ability to diversify our product offerings and capture new market opportunities;

●	our ability to source our needs for skilled labor, machinery, parts, and raw materials economically;

●	our ability to retain key members of our senior management;

●	our ability to continue to operate safely and effectively during the COVID-19 pandemic; and

●	our dependence on our major customers.

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

PART I - Financial Information

Item 1. Financial Statements

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	June 30, 2021
	(Unaudited)
ASSETS

Current assets:
Cash	$3,804,000	$4,713,000
Accounts receivable	9,508,000	6,097,000
Inventories, net	20,934,000	10,513,000
Other current assets	577,000	417,000
Total current assets	34,823,000	21,740,000
Right of use asset	2,711,000	3,035,000
Property, plant and equipment, net	1,588,000	1,356,000
Other assets	89,000	131,000

Total assets	$39,211,000	$26,262,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$13,361,000	$7,175,000
Accrued expenses	2,142,000	2,583,000
Line of credit	3,500,000	-
Deferred revenue	313,000	24,000
Customer deposits	690,000	171,000
Office lease payable, current portion	486,000	435,000
Accrued interest	2,000	2,000
Total current liabilities	20,494,000	10,390,000

Office lease payable, less current portion	2,493,000	2,866,000

Total liabilities	22,987,000	13,256,000

Stockholders’ equity:

Preferred stock, $0.001 par value; 500,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 30,000,000 shares authorized; 15,992,080 and 13,652,164 shares issued and outstanding at March 31, 2022 and June 30, 2021, respectively	16,000	14,000
Additional paid-in capital	95,369,000	79,197,000
Accumulated deficit	(79,161,000)	(66,205,000)

Total stockholders’ equity	16,224,000	13,006,000

Total liabilities and stockholders’ equity	$39,211,000	$26,262,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Revenues	$13,177,000	$6,964,000	$27,138,000	$17,932,000
Cost of sales	11,257,000	5,287,000	22,838,000	13,893,000

Gross profit	1,920,000	1,677,000	4,300,000	4,039,000

Operating expenses:
Selling and administrative	3,904,000	3,122,000	11,402,000	9,177,000
Research and development	1,713,000	1,523,000	5,768,000	4,624,000
Total operating expenses	5,617,000	4,645,000	17,170,000	13,801,000

Operating loss	(3,697,000)	(2,968,000)	(12,870,000)	(9,762,000)

Other income (expense):
Other income	-	1,307,000	-	1,307,000
Interest expense	(52,000)	(64,000)	(86,000)	(618,000)

Net loss	$(3,749,000)	$(1,725,000)	$(12,956,000)	$(9,073,000)

Net loss per share - basic and diluted	$(0.23)	$(0.14)	$(0.85)	$(0.80)

Weighted average number of common shares outstanding - basic and diluted	15,988,926	12,499,870	15,254,983	11,300,229

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock
	Shares	Capital Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at June 30, 2021	13,652,164	$14,000	$79,197,000	$(66,205,000)	$13,006,000
Issuance of common stock and warrants – registered direct offering, net of costs	2,142,860	2,000	14,074,000	-	14,076,000
Issuance of common stock – public offering, net of costs	190,782	-	1,602,000	-	1,602,000
Issuance of common stock – exercised options	1,696	-	-	-	-
Stock based compensation	-	-	200,000	-	200,000
Net loss	-	-	-	(4,130,000)	(4,130,000)
Balance at September 30, 2021	15,987,502	16,000	95,073,000	(70,335,000)	24,754,000

Additional offering costs related to the registered direct offering	-	-	(105,000)	-	(105,000)
Stock based compensation	-	-	249,000	-	249,000
Net loss	-	-	-	(5,077,000)	(5,077,000)
Balance at December 31, 2021	15,987,502	16,000	95,217,000	(75,412,000)	19,821,000
Issuance of common stock – RSU settlement	4,578	-	-	-	-
Stock based compensation	-	-	152,000	-	152,000
Net loss	-	-	-	(3,749,000)	(3,749,000)
Balance at March 31, 2022	15,992,080	$16,000	$95,369,000	$(79,161,000)	$16,224,000

	Common Stock
	Shares	Capital Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at June 30, 2020	7,420,487	$7,000	$46,985,000	$(53,412,000)	$(6,420,000)

Issuance of common stock – private placement transactions, net	800,000	1,000	3,199,000	-	3,200,000
Issuance of common stock – debt conversion	100,000	-	400,000	-	400,000
Issuance of common stock – public offering, net of costs	3,099,250	3,000	10,695,000	-	10,698,000
Fair value of warrants issued	-	-	174,000	-	174,000
Stock based compensation	-	-	225,000	-	225,000
Net loss	-	-	-	(3,984,000)	(3,984,000)
Balance at September 30, 2020	11,419,737	11,000	61,678,000	(57,396,000)	4,293,000
Issuance of common stock – exercised options	6,289	-	-	-	-
Issuance of common stock – debt conversion	540,347	1,000	2,160,000	-	2,161,000
Issuance of common stock, net of costs	226,737	-	3,336,000	-	3,336,000
Stock based compensation	-	-	197,000	-	197,000
Net loss	-	-	-	(3,364,000)	(3,364,000)
Balance at December 31, 2020	12,193,110	12,000	67,371,000	(60,760,000)	6,623,000
Issuance of common stock – exercised options and warrants	37,676	-	29,000	-	29,000
Issuance of common stock – debt conversion	658,103	1,000	2,631,000	-	2,632,000
Issuance of common stock, net of costs	114,906	-	1,743,000	-	1,743,000
Stock based compensation	-	-	228,000	-	228,000
Net loss	-	-	-	(1,725,000)	(1,725,000)
Balance at March 31, 2021	13,003,795	$13,000	$72,002,000	$(62,485,000)	$9,530,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(12,956,000)	$(9,073,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	412,000	176,000
Stock-based compensation	601,000	650,000
PPP Loan principal and accrued interest forgiveness	-	(1,307,000)
Fair value of warrant issued as debt issuance cost	-	174,000
Noncash interest expense	-	426,000
Noncash rent expense	324,000	297,000
Allowance for inventory reserve	109,000	(217,000)
Amortization of prepaid offering costs	-	547,000
Changes in operating assets and liabilities:
Accounts receivable	(3,411,000)	(1,795,000)
Inventories	(10,530,000)	(3,138,000)
Other current assets	(118,000)	(498,000)
Accounts payable	6,186,000	1,402,000
Accrued expenses	(441,000)	350,000
Due to Factor	-	(469,000)
Accrued interest	-	(37,000)
Office lease payable	(322,000)	(191,000)
Deferred revenue	289,000	111,000
Customer deposits	519,000	(1,408,000)
Net cash used in operating activities	(19,338,000)	(14,000,000)

Cash flows from investing activities
Purchases of equipment	(644,000)	(692,000)
Net cash used in investing activities	(644,000)	(692,000)

Cash flows from financing activities:
Proceeds from issuance of common stock in private placement	-	3,200,000
Proceeds from issuance of common stock in registered direct offering, net of offering costs	13,971,000	-
Proceeds from issuance of common stock in public offering, net of offering costs	1,602,000	15,806,000
Proceeds from revolving line of credit	3,500,000	-
Payment of short-term loan – related party	-	(1,178,000)
Payment of line of credit – related party	-	(1,402,000)
Principal payments on financing lease payable	-	(28,000)
Net cash provided by financing activities	19,073,000	16,398,000

Net change in cash	(909,000)	1,706,000
Cash, beginning of period	4,713,000	726,000

Cash, end of period	$3,804,000	$2,432,000

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Common stock issued for conversion of related party debt	$-	$5,193,000
Accrued interest converted into principal	$-	$358,000
Common stock issued for vested RSUs	9,700	-
Supplemental cash flow information:
Interest paid	$86,000	$55,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

Nature of Business

Flux Power Holdings, Inc. (“Flux”) was incorporated in 2008 in the State of Nevada, and Flux’s operations are conducted through its wholly owned subsidiary, Flux Power, Inc. (“Flux Power”), a California corporation (collectively, the “Company”).

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

For the three months ended March 31, 2022 and 2021, basic and diluted weighted-average common shares outstanding were 15,988,926 and 12,499,870, respectively. For the nine months ended March 31, 2022 and 2021, basic and diluted weighted-average common shares outstanding were 15,254,983 and 11,300,229, respectively. The Company incurred a net loss for the three and nine months ended March 31, 2022 and 2021, and therefore, basic and diluted loss per share for the periods were the same because potential common share equivalent would have been anti-dilutive. The total potentially dilutive common shares outstanding at March 31, 2022 and 2021 that were excluded from diluted weighted-average common shares outstanding represent shares underlying outstanding convertible debt, stock options, RSUs, and warrants, and totaled 2,070,652 and 897,646, respectively.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31, 2022	June 30, 2021
Payroll and bonus accrual	$784,000	$1,271,000
PTO accrual	438,000	417,000
Warranty liability	920,000	895,000

Total Accrued expenses	$2,142,000	$2,583,000

NOTE 4 – NOTES PAYABLE

Paycheck Protection Program Loan

On May 1, 2020, the Company applied for and received a loan from the Bank of America, NA (the “BOA”) in the aggregate principal amount of approximately $1,297,000 (the “PPP Loan”) pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan was evidenced by a promissory note dated May 1, 2020, issued by Flux Power to the BOA (the “PPP Note”). The PPP Loan had a two-year term and bore interest at a rate of 1.0% per annum. Monthly principal and interest payments were deferred for six months after the date of disbursement. The Company received the funds on May 4, 2020. On February 9, 2021, the Company was notified that the Small Business Administration (“SBA”) had forgiven repayment of the entire PPP Loan of approximately $1,297,000 in principal, together with all accrued interest of approximately $10,000. The Company recorded the entire forgiven principal and accrued interest amount of approximately $1,307,000 as other income in its statement of operations on February 9, 2021. As of March 31, 2022, the outstanding balance of the PPP Loan was $0.

The SBA reserves the right to audit any PPP loan, regardless of size. These audits may occur after forgiveness has been granted. In accordance with the CARES Act, all borrowers are required to maintain their PPP loan documentation for six years after the PPP loan was forgiven or repaid in full and to provide that documentation to the SBA upon request.

Revolving Line of Credit

On November 9, 2020, the Company entered into a Loan and Security Agreement (“Loan Agreement”) with Silicon Valley Bank (“SVB”). On October 29, 2021, the Company entered into a First Amendment to Loan and Security Agreement (“First Amendment” and together with the Loan Agreement, the “Amended Loan Agreement”) with SVB which amended certain terms of the Loan Agreement including, but not limited to, increasing the amount of the revolving line of credit from $4.0 million to $6.0 million, and extending the maturity date to November 7, 2022. The Amended Loan Agreement provides the Company with a senior secured credit facility for up to $6.0 million available on a revolving basis (“Revolving LOC”). Outstanding principal under the Revolving LOC accrues interest at a floating rate per annum equal to the greater of (i) Prime Rate plus two and a half percent (2.50%), currently 6.00%, or (ii) five and three-quarters percent (5.75%). Interest payments are due on the last day of the month. Should an event of default occur, the interest rate per annum will be increased to five percent (5.0%) above the rate that otherwise would have been applicable to such amounts owed. The Company paid a non-refundable commitment fee of $15,000 upon execution of the Loan Agreement and an additional non-refundable commitment fee of $22,500 in connection with the First Amendment. In addition, the Company is required to pay a quarterly unused facility fee equal to one-quarter of one percent (0.25%) per annum of the average daily unused portion of the $6.0 million commitment under the Revolving LOC, depending upon availability of borrowings under the Revolving LOC. Amounts outstanding under the Revolving LOC are secured by substantially all of the tangible and intangible assets of the Company (including, without limitation, intellectual property) pursuant to the terms of the Amended Loan Agreement and the Intellectual Property Security Agreement dated as of October 29, 2021. As of March 31, 2022 the outstanding balance under the Revolving LOC was $3,500,000 and the remaining available balance was $2,500,000.

NOTE 5 - RELATED PARTY DEBT AGREEMENTS

As of March 31, 2022 and June 30, 2021, the Company had no outstanding related party debt agreements. Related party debt agreements that existed during the 2021 periods covered by the accompanying unaudited condensed consolidated financial statements are described below.

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

NOTE 6 – FACTORING ARRANGEMENT

On August 23, 2019, the Company entered into a Factoring Agreement (“Factoring Agreement”) with CSNK Working Capital Finance Corp. d/b/a Bay View Funding (“CSNK”) for a factoring facility under which CSNK would, from time to time, buy approved receivables from the Company. The Company gave termination notice to CSNK and accordingly, effective August 30, 2020 terminated the Factoring Agreement.

NOTE 7 - STOCKHOLDERS’ EQUITY

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

From December 21, 2020 through March 31, 2022, the Company sold an aggregate of 1,169,564 shares of common stock at an average price of $12.24 per share for gross proceeds of approximately $14.3 million under the ATM Offering. The Company received net proceeds of approximately $13.7 million, net of commissions and other offering related expenses.

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

Public Offerings

2020 Public Offering and NASDAQ Capital Market uplisting

In August 2020, the Company closed an underwritten public offering of its common stock at a public offering price of $4.00 per share for gross proceeds of approximately $12.4 million, which included the full exercise of the underwriters’ over-allotment option to purchase additional shares, prior to deducting underwriting discounts and commissions and offering expenses totaling approximately 1.7 million. A total of 3,099,250 shares of common stock were issued by the Company in the offering, including the full exercise of the over-allotment option. The securities were offered pursuant to a registration statement on Form S-1 (File No. 333-231766), which was declared effective by the SEC on August 12, 2020.

Concurrent with the announcement of the public offering, on August 14, 2020, the Company’s common stock commenced trading on The NASDAQ Capital Market under the symbol “FLUX”.

At-the-Market Registered Direct Offering

On September 27, 2021, the Company closed a registered direct offering, priced at-the-market under Nasdaq rules (“RDO”) for the sale of 2,142,860 shares of common stock and warrants to purchase up to an aggregate of 1,071,430 shares of common stock, at an offering price of $7.00 per share and associated warrant for gross proceeds of approximately $15.0 million prior to deducting offering expenses totaling approximately $1.0 million. The associated warrants have an exercise price equal to $7.00 per share and are exercisable upon issuance and expire in five years. HCW acted as the exclusive placement agent for the registered direct offering.

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

Warrant detail for the nine months ended March 31, 2022 is reflected below:

	Number of Warrants	Weighted Average Exercise Price Per Warrant	Weighted Average Remaining Contract Term (# years)
Warrants outstanding and exercisable at June 30, 2021	214,883	$4.49
Warrants issued	1,071,430	$7.00
Warrants outstanding and exercisable at March 31, 2022	1,286,313	$6.58	4.11

Warrant detail for the nine months ended March 31, 2021 is reflected below:

	Number of Warrants	Weighted Average Exercise Price Per Warrant	Weighted Average Remaining Contract Term (# years)
Warrants outstanding and exercisable at June 30, 2020	83,205	$4.00
Warrants issued	185,955	$4.80
Warrants exercised	(32,977)	$4.80
Warrants forfeited	(11,700)	$4.80
Warrants outstanding at March 31, 2021	224,483	$4.50	3.22

Stock Options

In connection with the reverse acquisition of Flux Power, Inc. in 2012, the Company assumed the 2010 Option Plan. As of June 30, 2021, there were 22,536 options to purchase common stock outstanding under the 2010 Option Plan. No additional options may be granted under the 2010 Option Plan.

On February 17, 2015 the Company’s stockholders approved the 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan offers certain employees, directors, and consultants the opportunity to acquire the Company’s common stock subject to vesting requirements and serves to encourage such persons to remain employed by the Company and to attract new employees. The 2014 Plan allows for the award of common stock and stock options, up to 1,000,000 shares of the Company’s common stock. As of March 31, 2022, 170,810 shares of the Company’s common stock were available for grant under the 2014 Plan.

On April 29, 2021, the Company’s stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan authorizes the issuance of awards for up to 2,000,000 shares of common stock in the form of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock units, restricted stock awards and unrestricted stock awards to officers, directors and employees of, and consultants and advisors to, the Company or its affiliates. As of March 31, 2022, no awards had been granted under the 2021 Plan.

Activity in the Company’s stock options during the nine months ended March 31, 2022 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2021	531,205	$11.02
Granted	-	$-
Exercised	(3,400)	$4.65
Forfeited and cancelled	(15,612)	$14.28
Outstanding and exercisable at March 31, 2022	512,193	$10.97	5.91

Activity in the Company’s stock options during the nine months ended March 31, 2021 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2020	579,584	$11.00
Granted	-	$-
Exercised	(15,812)	$5.77
Forfeited and cancelled	(18,932)	$12.45
Outstanding at March 31, 2021	544,840	$11.10	6.81
Exercisable at March 31, 2021	490,493	$10.91	6.67

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

Activity in RSUs during the nine months ended March 31, 2022 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Grant date Fair Value	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2021	131,652	$9.25
Granted	179,614	$5.75
Settled	(4.578)	$11.56
Forfeited and cancelled	(35,542)	$6.95
Outstanding at March 31, 2022	271,146	$7.19	2.34

Activity in RSUs during the nine months ended March 31, 2021 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Grant date Fair Value	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2020	-	$-
Granted	134,865	$8.88
Forfeited and cancelled	(6,542)	$8.88
Outstanding at March 31, 2021	128,323	$8.88	2.91

Stock-based Compensation

Stock-based compensation expense for the three and nine months ended March 31, 2022 and 2021 represents the estimated fair value of stock options and RSUs at the time of grant amortized under the straight-line method over the expected vesting period and reduced for estimated forfeitures of options and RSUs. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from original estimates. At March 31, 2022, the aggregate intrinsic value of exercisable stock options was approximately $1,686,000.

The following table summarizes stock-based compensation expense for employee and non-employee stock option and RSU grants:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Research and development	$32,000	$48,000	$122,000	$146,000
Selling and administrative	120,000	180,000	479,000	504,000
Total stock-based compensation expense	$152,000	$228,000	$601,000	$650,000

At March 31, 2022, the unamortized stock-based compensation expense related to outstanding RSUs was approximately $1,085,000, and it is expected to be expensed over the weighted-average remaining recognition period of 2.34 years.

NOTE 8 - CONCENTRATIONS

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and unsecured trade accounts receivable. The Company maintains cash balances in non-interest bearing bank deposit accounts at a California commercial bank. The Company’s cash balance at this institution is secured by the Federal Deposit Insurance Corporation up to $250,000. As of March 31, 2022 and June 30, 2021, cash was approximately $3,804,000 and $4,713,000, respectively. The Company has not experienced any losses in such accounts. Management believes that the Company is not exposed to any significant credit risk with respect to its cash.

Customer Concentrations

During the three months ended March 31, 2022, the Company had four (4) major customers that each represented more than 10% of revenues on an individual basis, and together represented approximately $10,762,000 or 82% of total revenues. During the nine months ended March 31, 2022, the Company had three (3) major customers that each represented more than 10% of revenues on an individual basis, and together represented approximately $15,891,000 or 59% of total revenues.

During the three months ended March 31, 2021, the Company had four (4) major customers that each represented more than 10% of revenues on an individual basis, and together represented approximately $5,352,000 or 77% of total revenues. During the nine months ended March 31, 2021, the Company had three (3) major customers that each represented more than 10% of revenues on an individual basis, and together represented approximately $10,594,000 or 59% of total revenues.

Suppliers/Vendor Concentrations

The Company obtains a number of components and supplies included in its products from a group of suppliers. During the three months ended March 31, 2022, the Company had three (3) suppliers who accounted for more than 10% of total purchases on an individual basis, and together represented approximately $5,556,000 or 48% of total purchases. During the nine months ended March 31, 2022, the Company had one (1) supplier who accounted for more than 10% of total purchases and represented approximately $12,722,000 or 32% of total purchases. We continue to assess our supplier base to ensure alignment with our expanding needs.

During the three months ended March 31, 2021, the Company had two (2) suppliers who accounted for more than 10% of total purchases on an individual basis, and together represented approximately $2,252,000 or 26% of total purchases. During the nine months ended March 31, 2021, the Company had two (2) suppliers who accounted for more than 10% of total purchases on an individual basis, and together represented approximately $6,229,000 or 27% of total purchases.

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

Total rent expense was approximately $219,000 and $214,000 for the three months ended March 31, 2022 and 2021, respectively. Total rent expense was approximately $648,000 and $635,000 for the nine months ended March 31, 2022 and 2021, respectively.

The Future Minimum Lease Payments as of March 31, 2022 are as follows:

Year Ending June 30,
2022 (remaining three months)	$187,000
2023	768,000
2024	791,000
2025	815,000
2026	840,000
Thereafter	359,000
Total Future Minimum Lease Payments	3,760,000

Less: discount	(781,000)
Total lease liability	$2,979,000

NOTE 10 - SUBSEQUENT EVENTS

Grant of Restricted Stock Units to Non-Executive Directors

On April 28, 2022, the Company’s four non-executive directors were granted RSUs covering a total of 71,172 shares of common stock under the 2014 Plan. The RSUs will all vest on April 28, 2023 in accordance to the vesting service criteria. The awards are subject to the terms and conditions of the 2014 Plan and the terms and conditions of an applicable award agreement covering each grant. The awards were recommended by the compensation committee of the Company and approved by the Board of Directors prior to being granted.

Subordinated Line of Credit

On May 11, 2022, the Company entered into a Credit Facility Agreement (the “Credit Facility”) with Cleveland Capital, L.P., a Delaware limited partnership (“Cleveland”), Herndon Plant Oakley, Ltd., (“HPO”), and other lenders (together with Cleveland and HPO, the “Lenders”). The Credit Facility provides the Company with a short-term line of credit (the “LOC”) not less than $3,000,000 and not more than $5,000,000, the proceeds of which shall be used by the Company for working capital purposes. In connection with the LOC, the Company issued a separate subordinated unsecured promissory note in favor of each respective Lender (each promissory note, a “Note”) for each Lender’s commitment amount (each such commitment amount, a “Commitment Amount”). As of May 12, 2022, the Lenders committed an aggregate of $4,000,000.

Pursuant to the terms of the Credit Facility, each Lender severally agrees to make loans (each such loan, an “Advance”) up to such Lender’s Commitment Amount to the Company from time to time, until December 31, 2022 (the “Due Date”). The Company may, from time to time, prior to the Due Date, draw down, repay, and re-borrow on the Note, by giving notice to the Lenders of the amount to be requested to be drawn down.

Each Note bears an interest rate of 15.0% per annum on each Advance from and after the date of disbursement of such Advance and is payable on (i) the Due Date in cash or shares of common stock of the Company (the “Common Stock”) at the sole election of the Company, unless such Due Date extended pursuant to the Note, or (ii) on occurrence of an event of Default (as defined in the Note). The Due Date may be extended (i) at the sole election of the Company for one (1) additional year period from the Due Date upon the payment of a commitment fee equal to two percent (2%) of the Commitment Amount to the Lender within thirty (30) days prior to the original Due Date, or (ii) by the Lender in writing. In addition, each Lender signed a Subordination Agreement by and between the Lenders and Silicon Valley Bank, a California corporation (“SVB”), dated as of May 11, 2022 (the “Subordination Agreement”) for the purposes of subordinating the right to payment under the Note to SVB’s indebtedness by the Company and its wholly-owned subsidiary, Flux Power, Inc., now outstanding or hereinafter incurred.

The Credit Facility includes customary representations, warranties and covenants by the Company and the Lenders. The Company has also agreed to pay the legal fees of Cleveland’s counsel in an amount up to $10,000. In addition, each Note also provides that, upon the occurrence of a Default, at the option of the Lender, the entire outstanding principal balance, all accrued but unpaid interest and/or Late Charges (as defined in the Note) at once will become due and payable upon written notice to the Company by the Lender.

In connection with entry into the Credit Facility, the Company agreed to pay to each Lender a one-time committee fee in cash equal to 3.5% of such Lender’s Commitment Amount. In addition, in consideration of the Lenders’ commitment to provide the Advances to the Company, the Company agreed to issue each Lender warrants to purchase the number of shares of common stock equal to the product of (i) 160,000 shares of common stock multiplied by (ii) the ratio represented by each Lender’s Commitment Amount divided by the $5,000,000 (the “Warrants”).

Subject to certain ownership limitations, the Warrants will be exercisable immediately from the date of issuance, will expire on the five (5) year anniversary of the date of issuance and will have an exercise price of $2.53 per share. The exercise price of the Warrants is subject to certain adjustments, including stock dividends, stock splits, combinations and reclassifications of the Company’s Common Stock. In the event of a Triggering Event, as described in the Warrant Certificate, each of the holders of the Warrants will be entitled to exercise its Warrant and receive the same amount and kind of securities, cash or property as such holder would have been entitled to receive upon the occurrence of such Triggering Event if such holder had exercised the rights represented by the Warrant Certificate immediately prior to the Triggering Event. Additionally, upon the holder’s request, the continuing or surviving corporation as a result of such Triggering Event will issue to such holder a new warrant of like tenor evidencing the right to purchase the adjusted amount of securities, cash or property and the adjusted warrant price.

Pursuant to a selling agreement, dated as of May 11, 2022, the Company retained HPO as its placement agent in connection with the Credit Facility. As compensation for services rendered in conjunction with the Credit Facility, the Company agreed to pay HPO a finder fee equal to 3% of the Commitment Amount from each such Lender placed by HPO in cash.

Financial Advisory Agreement

On May 11, 2022, the Company entered into a certain financial advisory agreement with Cleveland Capital Management, L.L.C., a related party (“Cleveland Management”) pursuant to which Cleveland Management agreed to provide the Company with financial consulting services.

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

The following table summarizes the new orders, shipments, and backlog activities for the last six (6) fiscal quarters:

Fiscal Quarter Ended	Beginning Backlog	New Orders	Shipments	Ending Backlog
December 31, 2020	$2,528,000	$6,561,000	$6,330,000	$2,759,000
March 31, 2021	$2,759,000	$9,977,000	$6,826,000	$5,910,000
June 30, 2021	$5,910,000	$15,053,000	$8,339,000	$12,624,000
September 30, 2021	$12,624,000	$13,122,000	$6,313,000	$19,433,000
December 31, 2021	$19,433,000	$19,819,000	$7,837,000	$31,415,000
March 31, 2022	$31,415,000	$20,495,000	$13,317,000	$38,593,000

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

As of May 10, 2022, our order backlog was approximately $33.1 million.

Business Updates

Due to the growth in orders for our energy storage solutions and accessories, coupled with supply chain disruptions due to COVID-19 delaying our ability to fulfill such orders, we have experienced an increase in our backlog of open orders.

Supply Chain Issues and Higher Procurement Costs

Due to COVID-19 pandemic, supply chain disruptions continue, notably with delivery delays at the ports of Los Angeles and Long Beach. In addition, the price of steel and certain other electrical components used in our products have seen dramatic increases, along with shipping costs. It is impossible to predict how long the current disruptions to the cost and availability of raw materials and component parts will last. We implemented a price increase on certain new product orders in October 2021 to offset rising global costs of raw materials and component parts. A second price increase was implemented in April 2022. In addition, we increased our inventory of raw materials and component parts to $20.9 million as of March 31, 2022 to mitigate supply chain disruptions and support timely deliveries. However, there can be no assurance that such increases or any future increases will be sufficient to offset continued rising costs.

To address some of the negative consequences to our business, we have implemented a number of new strategic initiatives:

Strategic  Initiatives.

●	Expand our base of suppliers to better manage supply chain disruptions and associated risks;
●	Introduce new product designs to lower costs, simplify the bill of materials, and improved serviceability;
●	Improve our manufacturing capacity and production processes (including implementing lean manufacturing) to increase throughput, reduce the time to fulfill our order backlog and improve gross margins;
●	Seek more competitive carriers to reduce shipping costs;
●	Utilize lower cost steel suppliers that meet required specifications;
●	Transition product lines to a new cell technology including revised UL Listing and OEM approvals in efforts to lower costs of production, improve supplier reliability, and higher energy capabilities of our solutions;
●	Expand our customer base, particularly among Fortune 100 & 500 companies;
●	Deploy our Sky BMS telematics technology to many users.

There can be no assurance that our initiatives and efforts to mitigate the supply chain issues and rising costs will be successful.

New Product Update

During the quarter ended March 31, 2022, we introduced new product designs to respond to customer requests. Some of the improvements included higher capacities for extra-long and demanding shifts, easier servicing, lower total cost of ownership, and other features to solve a variety of existing performance challenges of customer operations. We continue to introduce new product designs for margin enhancement, part commonality and improved serviceability.

At the MODEX material handling trade show in March 2022, we have introduced three (3) new products as follow:

●	L36 lithium-ion battery pack, a 36-volt option for 3-wheel forklifts;
●	C48 lithium-ion battery pack for Automated Guided Vehicles (AGV) and Autonomous Mobile Robots (AMR); and
●	S24 lithium-ion battery pack providing twice the capacity (210Ah) for Walkie Pallet Jacks for heavy duty

Recent Corporate Development

Subordinate Line of Credit

On May 11, 2022, the Company entered into a Credit Facility Agreement (the “Credit Facility”) with Cleveland Capital, L.P., a Delaware limited partnership (“Cleveland”), Herndon Plant Oakley, Ltd., (“HPO”), and other lenders (together with Cleveland and HPO, the “Lenders”). The Credit Facility provides the Company with a short-term line of credit (the “LOC”) not less than $3,000,000 and not more than $5,000,000, the proceeds of which shall be used by the Company for working capital purposes. In connection with the LOC, the Company issued separate subordinated unsecured promissory notes in favor of each respective Lender (each promissory note, a “Note”) for each Lender’s commitment amount (each such commitment amount, a “Commitment Amount”). As of May 12, 2022, the Lenders committed an aggregate of $4,000,000.

Pursuant to the terms of the Credit Facility, each Lender severally agrees to make loans (each such loan, an “Advance”) up to such Lender’s Commitment Amount to the Company from time to time, until the December 31, 2022 (the “Due Date”). The Company may, from time to time, prior to the Due Date, draw down, repay, and re-borrow on the Note, by giving notice to the Lenders of the amount to be requested to be drawn down.

Each Note bears an interest rate of 15.0% per annum on each Advance from and after the date of disbursement of such Advance and shall be payable on (i) the Due Date in cash or shares of common stock of the Company (the “Common Stock”) at the sole election of the Company, unless extended pursuant to the Note, or (ii) on occurrence of an event of Default (as defined in the Note). The Due Date may be extended (i) at the sole election of the Company for one (1) additional year period from the Due Date upon the payment of a commitment fee equal to two percent (2%) of the Commitment Amount to the Lender within thirty (30) days prior to the original Due Date, or (ii) by the Lender in writing. In addition, each Lender signed a certain Subordination Agreement by and between the Lenders and Silicon Valley Bank, a California corporation (“SVB”), dated as of May 11, 2022 (the “Subordination Agreement”) for the purposes of subordinating the right to payment under the Note to SVB’s indebtedness by the Company and its wholly-owned subsidiary, Flux Power, Inc., now outstanding or hereinafter incurred.

The Credit Facility includes customary representations, warranties and covenants by the Company and the Lenders. The Company has also agreed to pay the legal fees of Cleveland’s counsel in the amount up to $10,000. In addition, each Note also provides that, upon the occurrence of a Default, at the option of the Lender, the entire outstanding principal balance, all accrued but unpaid interest and/or Late Charges (as defined in the Note) at once shall become due and payable upon written notice to the Company by the Lender.

In connection with entry into the Credit Facility, the Company agreed to pay each Lender a one-time committee fee in cash equal to 3.5% of such Lender’s Commitment Amount. In addition, in consideration of the Lenders’ commitment to provide the Advances to the Company, the Company agreed to issue each Lender warrants to purchase the number of shares of common stock equal to the product of (i) 160,000 shares of common stock multiplied by (ii) the ratio represented by each Lender’s Commitment Amount divided by the $5,000,000 (the “Warrants”).

Subject to certain ownership limitations, the Warrants will be exercisable immediately from the date of issuance, will expire on the five (5) year anniversary of the date of issuance and will have an exercise price of $2.53 per share. The exercise price of the Warrants is subject to certain adjustments, including stock dividends, stock splits, combinations and reclassifications of the Company’s Common Stock. In the event of a Triggering Event, as described in the Warrant Certificate, each of the holders of the Warrants shall be entitled to exercise its Warrant and receive the same amount and kind of securities, cash or property as such holder would have been entitled to receive upon the occurrence of such Triggering Event if such holder had exercised the rights represented by the Warrant Certificate immediately prior to the Triggering Event. Additionally, upon the holder’s request, the continuing or surviving corporation as a result of such Triggering Event shall issue to such holder a new warrant of like tenor evidencing the right to purchase the adjusted amount of securities, cash or property and the adjusted warrant price.

Pursuant to a selling agreement, dated as of May 11, 2022, the Company retained HPO as its placement agent in connection with the Credit Facility. As compensation for services rendered in conjunction with the Credit Facility, the Company agreed to pay HPO a finder fee equal to three percent (3%) of the Commitment Amount from each such Lender placed by HPO in cash.

COVID-19 Update

The COVID-19 pandemic has continued to impact both global and domestic businesses and many economic activities. The COVID-19 pandemic has placed significant pressures on our supply chains causing supply shortages, price increases, and delays in productions. In addition, the COVID-19 pandemic has also placed additional safety regulations and monitoring measures on companies. The Company began implementing COVID-19 measures in March 2020 as recommended by the CDC and other governmental authorities. The Company has had to navigate staffing requirements as certain employees tested positive for COVID-19. Our manufacturing operations have not yet experienced production stoppages, however, we have experience negative consequences such as disruptions in the supply chain supply and price increases. Therefore, we remain subject to significant risks of supply shortages, delays in shipping, and price increases that could materially affect our financial condition and operating results.

Segment and Related Information

We operate as a single reportable segment.

Results of Operations and Financial Condition

The following table represents our unaudited condensed consolidated statement of operations for the three months ended March 31, 2022 and March 31, 2021.

	Three Months Ended March 31,
	2022		2021
	$	% of Revenues	$	% of Revenues

Revenues	$13,177,000	100%	$6,964,000	100%
Cost of sales	11,257,000	85%	5,287,000	76%
Gross profit	1,920,000	15%	1,677,000	24%

Operating expenses:
Selling and administrative	3,904,000	30%	3,122,000	45%
Research and development	1,713,000	13%	1,523,000	22%
Total operating expenses	5,617,000	43%	4,645,000	67%

Operating loss	(3,697,000)	-28%	(2,968,000)	-43%

Other income (expense):
Other income	-	0%	1,307,000	19%
Interest expense, net	(52,000)	-0%	(64,000)	-1%

Net loss	$(3,749,000)	-28%	$(1,725,000)	-25%

Revenues

Revenues for the quarter ended March 31, 2022, increased by $6,213,000 or 89% to $13,177,000, compared to $6,964,000 for the quarter ended March 31, 2021. The increase in revenues was due to sales of energy storage solutions with higher selling prices and a higher volume of units sold. The increase in revenues included both greater sales to existing customers as well as initial sales to new customers.

Cost of Sales

Cost of sales for the quarter ended March 31, 2022, increased by $5,970,000, or 113%, to $11,257,000 compared to $5,287,000 for the quarter ended March 31, 2021. The increase in cost of sales was directly associated with higher sales of energy storage solutions, as well as increased costs of steel, electronic parts, and common off the shelf parts chiefly as a result of the supply chain interruptions. Cost of sales as a percent of revenues for the quarter ended March 31, 2022 was 85%, an increase of 9 percentage points over 76% for the quarter ended March 31, 2021.

Gross Profit

Gross profit for the quarter ended March 31, 2022 increased by $243,000 or 14%, to $1,920,000 compared to $1,677,000 for the quarter ended March 31, 2021. The gross profit margin (gross profit as a percent of revenues) decreased to 15% for the quarter ended March 31, 2022 compared to 24% for the quarter ended March 31, 2021. Gross profit was negatively impacted by higher costs for steel, electronic parts, and common off the shelf parts during the quarter ended March 31, 2022, partially offset by higher revenues associated with increased sales of energy storage solutions.

Selling and Administrative Expenses

Selling and administrative expenses for the quarter ended March 31, 2022 increased by $782,000 or 25%, to $3,904,000 compared to $3,122,000 for the quarter ended March 31, 2021. The increase was primarily attributable to increases in personnel expenses related to new hires and temporary labor, outbound shipping costs, and an increase in insurance premiums, partially offset by a decrease in marketing expenses and stock-based compensation and legal expenses.

Research and Development Expense

Research and development expenses for the quarter ended March 31, 2022 increased by $190,000 or 12%, to $1,713,000 compared to $1,523,000 for the quarter ended March 31, 2021. Such expenses consisted primarily of materials, supplies, salaries and personnel related expenses, product testing, consulting, and other expenses associated with revisions to existing product designs and new product development. The increase in research and development expenses was primarily due to expenses related to development of new products, UL certifications, higher personnel expenses related to new hires and temporary labor.

Other Income

Other income for the quarter ended March 31, 2021 represents the forgiven repayment of the entire PPP Loan of approximately $1,297,000 in principal, together with all accrued interest of approximately $10,000 that SBA had forgiven on February 9, 2021.

Interest Expense

Interest expense for the quarter ended March 31, 2022 decreased by $12,000 or 19% to $52,000 compared to $64,000 for the quarter ended March 31, 2021. Interest expense was primarily related to our outstanding lines of credit and convertible promissory note.

Net Loss

Net loss for the quarter ended March 31, 2022 increased by $2,024,000 or 117%, to $3,749,000 as compared to a net loss of $1,725,000 for the quarter ended March 31, 2021. The higher net loss for the quarter ended March 31, 2022 was primarily attributable to increased operating expenses, and decreased other income, partially offset by an increase in gross profit and a decrease in interest expense.

The following table represents our unaudited condensed consolidated statement of operations for the nine months ended March 31, 2022 and March 31, 2021.

	Nine Months Ended March 31,
	2022		2021
	$	% of Revenues	$	% of Revenues

Revenues	$27,138,000	100%	$17,932,000	100%
Cost of sales	22,838,000	84%	13,893,000	77%
Gross profit	4,300,000	16%	4,039,000	23%

Operating expenses:
Selling and administrative	11,402,000	42%	9,177,000	51%
Research and development	5,768,000	21%	4,624,000	26%
Total operating expenses	17,170,000	63%	13,801,000	77%

Operating loss	(12,870,000)	-47%	(9,762,000)	-54%

Other income (expense):
Other income	-	0%	1,307,000	7%
Interest expense, net	(86,000)	-0%	(618,000)	-4%

Net loss	$(12,956,000)	-48%	$(9,073,000)	-51%

Revenues

Revenues for the nine months ended March 31, 2022, increased by $9,206,000 or 51% to $27,138,000, compared to $17,932,000 for the nine months ended March 31, 2021. The increase in revenues was due to sales of energy storage solutions with higher selling prices and a higher volume of units sold. The increase in revenues included both greater sales to existing customers as well as initial sales to new customers.

Cost of Sales

Cost of sales for the nine months ended March 31, 2022, increased by $8,945,000, or 64%, to $22,838,000 compared to $13,893,000 for the nine months ended March 31, 2021. The increase in cost of sales was directly associated with higher sales of energy storage solutions, as well as increased costs of steel, electronic parts, and common off the shelf parts chiefly as a result of the supply chain interruptions. Cost of sales as a percent of revenues for the nine months ended March 31, 2022 was 84%, an increase of 7 percentage points over 77% for the same period last year as described above.

Gross Profit

Gross profit for the nine months ended March 31, 2022 increased by $261,000 or 6%, to $4,300,000 compared to $4,039,000 for the nine months ended March 31, 2021. The gross profit margin (gross profit as a percent of revenues) decreased to 16% for the nine months ended March 31, 2022 compared to 23% for the nine months ended March 31, 2021. Gross profit was negatively impacted by higher costs for steel, electronic parts, and common off the shelf parts during nine months ended March 31, 2022, partially offset by higher revenues directly associated with higher sales of energy storage solutions.

Selling and Administrative Expenses

Selling and administrative expenses for the nine months ended March 31, 2022 increased by $2,225,000 or 24%, to $11,402,000 compared to $9,177,000 for the nine months ended March 31, 2021. The increase was primarily attributable to increases in personnel expenses related to new hires and temporary labor, an increase in insurance premiums, and outbound shipping costs, partially offset by a decrease in marketing expenses, stock-base compensation, and professional service fees including accounting and legal expenses.

Research and Development Expense

Research and development expenses for the nine months ended March 31, 2022 increased by $1,144,000 or 25%, to $5,768,000 compared to $4,624,000 for the nine months ended March 31, 2021. Such expenses consisted primarily of materials, supplies, salaries and personnel related expenses, product testing, consulting, and other expenses associated with revisions to existing product designs and new product development. The increase in research and development expenses was primarily due to expenses related to UL certifications, higher personnel expenses related to new hires and temporary labor.

Other Income

Other income for the nine months ended March 31, 2021 represents the forgiven repayment of the entire PPP Loan of approximately $1,297,000 in principal, together with all accrued interest of approximately $10,000 that SBA had forgiven on February 9, 2021.

Interest Expense

Interest expense for the nine months ended March 31, 2022 decreased by $532,000 or 86% to $86,000 compared to $618,000 for the nine months ended March 31, 2021. Interest expense was primarily related to our outstanding lines of credit and convertible promissory note. Also included in interest expense during the nine months ended March 31, 2021 was additional interest expense of approximately $174,000 representing the amortization of debt discount related to Cleveland Loan that was paid off during that period.

Net Loss

Net loss for the nine months ended March 31, 2022 increased by $3,883,000 or 43%, to $12,956,000 as compared to a net loss of $9,073,000 for the nine months ended March 31, 2021. The higher net loss for the nine months ended March 31, 2022 was primarily attributable to increased operating expenses, and decreased other income, partially offset by an increase in gross profit and a decrease in interest expense.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA is calculated taking net income and adding back the expenses related to interest, income taxes, depreciation, amortization, and stock-based compensation, each of which has been calculated in accordance with GAAP. Adjusted EBITDA was a loss of approximately $11,857,000 for the nine months ended March 31, 2022 compared to a loss of $7,629,000 for the nine months ended March 31, 2021.

Management believes that Adjusted EBITDA, when viewed with our results under GAAP and the accompanying reconciliations, provides useful information about our period-over-period results. Adjusted EBITDA is presented because management believes it provides additional information with respect to the performance of our fundamental business activities and is also frequently used by securities analysts, investors and other interested parties in the evaluation of comparable companies. We also rely on Adjusted EBITDA as a primary measure to review and assess the operating performance of our company and our management team.

As Adjusted EBITDA is a non-GAAP financial measure, it should not be construed as a substitute for net income (loss) (as determined in accordance with GAAP) for the purpose of analyzing our operating performance or financial position.

A reconciliation of our Adjusted EBITDA to net loss is included in the table below:

	Nine Months Ended March 31,
	2022	2021
Net loss	$(12,956,000)	$(9,073,000)
Add/Subtract:
Interest, net	86,000	618,000
Income tax provision	-	-
Depreciation and amortization	412,000	176,000
EBITDA	(12,458,000)	(8,279,000)
Add/Subtract:
Stock-based compensation	601,000	650,000
Adjusted EBITDA	$(11,857,000)	$(7,629,000)

Liquidity and Capital Resources

Overview

As of March 31, 2022, we had a cash balance of $3,804,000 and an accumulated deficit of $79,161,000. Our business has not generated sufficient cash to fund our historical operations, and we will need additional cash and capital resources to support our planned operations and to execute our business plan. However, we believe that our existing cash, together with $2.5 million that currently remains available under our $6.0 million working capital line of credit with Silicon Valley Bank (“SVB Line of Credit”), and $4.0 million available under our new subordinated line of credit with the Lenders, will be sufficient to meet our anticipated capital resources to fund planned operations for the next twelve (12) months. See “Future Liquidity Needs” below.

Cash Flows

Cash Flow Summary

	Nine Months Ended March 31,
	2022	2021

Net cash used in operating activities	$(19,338,000)	$(14,000,000)
Net cash used in investing activities	(644,000)	(692,000)
Net cash provided by financing activities	19,073,000	16,398,000
Net change in cash	$(909,000)	$1,706,000

Operating Activities

Net cash used in operating activities was $19,338,000 for the nine months ended March 31, 2022, compared to net cash used in operating activities of $14,000,000 for the nine months ended March 31, 2021. The primary usages of cash for the nine months ended March 31, 2022 were the net loss of $12,956,000 and increases in accounts receivable, inventory, and other assets, and decreases in accrued expenses and office lease payable, that were partially offset by increases in accounts payable, customer deposits, deferred revenue and non-cash operating costs. The primary usages of cash for the nine months ended March 31, 2021 were the net loss of $9,073,000, increases in accounts receivable, inventory, and other assets, and decreases in customer deposits, amount due to factoring facility, deferred revenue, and accrued interest, that were partially offset by increases in accounts payable, accrued expenses, deferred revenue, and non-cash operating costs.

Investing Activities

Net cash used in investing activities was $644,000 for the nine months ended March 31, 2022 and consisted primarily of the costs of internal software development and other capital equipment.

Net cash used in investing activities was $692,000 for the nine months ended March 31, 2021 and consisted primarily of the costs of internal software development and purchase of other capital equipment.

Financing Activities

Net cash provided by financing activities was $19,073,000 for the nine months ended March 31, 2022, which primarily consisted of $13,971,000 in net proceeds from issuances of common stock in the registered direct offering completed in September 2021, $3,500,000 in borrowings under the SVB Line of Credit, and $1,602,000 in net proceeds from sales of common stock under our ATM Offering.

Net cash provided by financing activities was $16,398,000 for the nine months ended March 31, 2021, which primarily consisted of $10,698,000 in net proceeds from issuances of common stock in the public offering completed in August 2020 , $3,200,000 from a private placement completed [add date], and $5,079,000 in net proceeds from sales of common stock under our ATM offering, which were partially offset by $2,580,000 in payments of outstanding related party borrowings, and $28,000 in payment of financing lease payable.

Future  Liquidity Needs

We have evaluated our expected cash requirements over the next twelve (12) months, which include, but are not limited to, investments in additional sales and marketing and research and development, capital expenditures, and working capital requirements. We believe that our existing cash and additional funding available under our SVB Line of Credit, combined with funds available to us under our new subordinated line of credit of up to $4.0 million will be sufficient to meet our anticipated capital resources to fund planned operations for the next twelve months. As of May 12, 2022, there is $4.0 million available for future draws under the LOC and $2.5 million available under the SVB Line of Credit. In addition, to support our operations and anticipated growth, we intend on continue our efforts to secure additional capital from a variety of current and new sources including, but not limited to, sales of our equity securities. We continue to have positive gross margin which has improved cash flow from operations.

Although management believes that our existing cash and the additional funding sources currently available to us under the lines of credit are sufficient to fund planned operations, our ability to draw funds from the line of credit are subject to certain restrictions and covenants. If we are unable to meet the conditions provided in the loan documents, the funds will not be available to us. In addition, should there be any delays in the receipts of key component parts, due in part to supply change disruptions, our ability to fulfil the backlog of sales orders will be negatively impacted resulting in lower availability of cash resources from operations. In that event, we may be required to raise additional funds by issuing equity or convertible debt securities. If such funds are not available when required, management will be required to curtail investments in additional sales and marketing and product development, which may have a material adverse effect on future cash flows and results of operations.

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

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based on the management’s assessment and review of our financial statements and results for the quarter ended March 31, 2022, we have concluded that our disclosure controls and procedures were effective for purposes stated above.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Flux Power Holdings, Inc.

Date: May 12, 2022	By:	/s/ Ronald F. Dutt
Ronald F. Dutt
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Charles A. Scheiwe
Charles A. Scheiwe
Chief Financial Officer
(Principal Financial Officer)

