Form 10-K
period 2022-06-30
Flux Power Holdings, Inc.
filed 2022-09-28
CIK 1083743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

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

Yes ☐ No ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of December 31, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $48,910,000.

As of September 12, 2022, there were 15,998,336 shares of registrant’s common stock outstanding.

Documents incorporated by reference: None.

FLUX POWER HOLDINGS, INC.

FORM 10-K ANNUAL REPORT

For the Fiscal Year Ended June 30, 2022

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

Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements include, among other things, statements relating to:

●	our ability to secure sufficient funding to support our current and proposed operations, which could be more difficult in light of the negative impact of the COVID-19 pandemic on our operations, customer demand and supply chain as well as investor sentiment regarding our industry and our stock;

●	our ability to manage our working capital requirements efficiently;

●	our ability to obtain the necessary funds from our credit facilities;

●	our ability to obtain raw materials and other supplies for our products at existing or competitive prices and on a timely basis, particularly in light of the impact of COVID-19 pandemic on our suppliers and supply chain;

●	our anticipated growth strategies and our ability to manage the expansion of our business operations effectively;

●	our ability to maintain or increase our market share in the competitive markets in which we do business;

●	our ability to grow our revenue, increase our gross profit margin and become a profitable business;

●	our ability to fulfill our backlog of open sales orders due to delays in the receipt of key component parts and other potential manufacturing disruptions posed by the ongoing COVID-19 pandemic and supply chain disruption;

●	our ability to keep up with rapidly changing technologies and evolving industry standards, including our ability to achieve technological advances;

●	our dependence on the growth in demand for our products;

●	our ability to compete with larger companies with far greater resources than us;

●	our ability to shift to new suppliers and incorporate new components into our products in a manner that is not disruptive to our business;

●	our ability to obtain and maintain UL Listings and OEM approvals for our energy storage solutions;

●	our ability to diversify our product offerings and capture new market opportunities;

●	our ability to source our needs for skilled labor, machinery, parts, and raw materials economically;

●	our ability to retain key members of our senior management;

●	our ability to continue to operate safely and effectively during the COVID-19 pandemic; and

●	our dependence on our major customers.

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

PART I

ITEM 1 – BUSINESS

Overview

We design, develop, manufacture, and sell a portfolio of advanced lithium-ion energy storage solutions for electrification of a range of industrial commercial sectors which include material handling, airport ground support equipment (“GSE”), and other commercial and industrial applications. We believe our mobile and stationary energy storage solutions provide our customers a reliable, high performing, cost effective, and more environmentally friendly alternative as compared to traditional lead acid and propane-based solutions. Our modular and scalable design allows different configurations of lithium-ion battery packs to be paired with our proprietary wireless battery management system to provide the level of energy storage required and “state of the art” real time monitoring of pack performance. We believe that the increasing demand for lithium-ion battery packs and more environmentally friendly energy storage solutions in the material handling sector should continue to drive our revenue growth.

Our Strategy

Our long-term strategy is to meet the rapidly growing demand for lithium-ion energy solutions and to be the supplier of choice, targeting large companies having demanding energy storage needs. We have established selling relationships equipment OEMs and customers with large fleets of forklifts and GSEs. We intend to reach this goal by investing in research and development to expand our product mix, by expanding our sales and marketing efforts, improving our customer support efforts and continuing our efforts to increase production capacity and efficiencies. Our research and development efforts will continue to focus on providing adaptable, reliable and cost-effective energy storage solutions for our customers.

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

Supply Chain Issues and Higher Procurement Costs

Due to COVID-19 pandemic, supply chain disruptions continue, notably with delivery delays at the ports of Los Angeles and Long Beach. In addition, the price of steel and certain other electrical components used in our products have seen dramatic increases, along with increased shipping costs. It is impossible to predict how long the current disruptions to the cost and availability of raw materials and component parts will last. We implemented price increases on certain new product orders in October 2021 and April 2022 to offset rising global costs of raw materials and component parts. In addition, we increased our inventory of raw materials and component parts to $16.3 million as of June 30, 2022 to mitigate supply chain disruptions and support timely deliveries. However, there can be no assurance that our price increases, inventory levels or any future steps we take will be sufficient to offset the rising procurement costs and manage sourcing of raw materials and component parts effectively.

To address some of these negative consequences and to support the future growth of our business, we have implemented a number of new strategic initiatives:

Strategic Initiatives.

To support our high growth business and strategy, our first priority over the coming quarters is achieving “profitability,” specifically, cash flow breakeven. Accordingly, we have strategic initiatives underway in two areas:

○	Gross margin improvements

●	Utilize lower cost, more reliable, and secondary suppliers of key components including cells, steel, electronics, circuit boards and other key components.
●	Actively manage our suppliers to avoid supply chain disruptions and related risks.
●	Introduce new designs, including a simplified “platform” that reduces part count, lowers cost, improves manufacturability and serviceability.
●	Focus on ensuring profitability of all product lines including managing mix of products.
●	Seek more competitive carriers to reduce shipping costs.
●	Implement Lean Manufacturing process to enhance capacity utilization, efficiency, quality.
●	Introduce comprehensive “cost of quality” initiative to ensure effective and robust processes.
●	Implement “automated cell module assembly” to assemble purchased “individual” battery cells into a “module” for the battery pack. This will enable lower inventory from simplified SKU count and lower costs.

○	Business expansion to accelerate gross margin

●	Leverage current high-profile “proven customer relationships” to respond to growing demand of large fleets for lithium-ion value proposition.
●	Pursue new market that can leverage our technology and manufacturing capabilities.
●	Expand features of our popular “SkyBMS” (telemetry) which provides customized fleet management, and real time reports.
●	Expand our manufacturing and service capacities to ensure customer satisfaction from increased deliveries, and service.
●	Capitalize on our leadership position with new offerings.
●	While we are “agnostic to the type of lithium chemistry,” ensure our research to support other chemistries as they may become available. Ensure we have leadership with our core technology, without dependence on purchasing critical technology.

There can be no assurance that these initiatives and efforts will be successful.

DESCRIPTION OF OUR BUSINESS

Our Business

We have leveraged our experience in lithium-ion technology to design and develop a portfolio of industrial and commercial energy storage packs that we believe provide attractive solutions to customers seeking an alternative to lead acid and propane-based power products. We believe that the following attributes are significant contributors to our success:

Engineering and integration experience in lithium-ion for motive applications: Our engineers design, develop, test, and service our advanced lithium-ion energy storage solutions. We have been developing lithium-ion applications for the advanced energy storage market since 2010, starting with products for automotive electric vehicle manufacturers. We believe our engineering experience enables us to develop competitive solutions that meet our customers’ needs currently and in the foreseeable future.

UL Listing: We launched our Class 3 Walkie Pallet Pack product line in 2014 and obtained UL Listing for all three different power configurations. We have also obtained UL Listing for our Class 1 Packs, our Class 2 Packs, and our Class 3 End Rider. In addition, we have completed the process for obtaining UL Listings for our newest source of battery cells. We believe this UL Listing provides us a significant competitive advantage and provides assurance to customers that our technology has been rigorously tested by an independent third party and determined to be safe, durable and reliable.

Original equipment manufacturer (OEM) approvals: Many of our energy storage packs have been tested and approved for use by Toyota Material Handling USA, Inc., Crown Equipment Corporation, and The Raymond Corporation, among the top global lift truck manufacturers by revenue according to Material Handling & Logistics. We also provide a “private label” Class 3 Walkie Pallet Pack to a major forklift OEM.

Broad product offering and scalable design: We offer energy storage packs for use in a variety of industrial motive applications. We believe that our modular and scalable design enables us to optimize design, inventory, and part count to accommodate natural product extensions of our products to meet customer requirements. We have leveraged our Class 3 Walkie Pallet Pack design to develop larger energy storage packs for larger forklifts, GSE Packs, and other industrial equipment applications. Natural product extensions, based on our modular, scalable designs, include solar backup power for electric vehicle (“EV”) mobile charging stations and robotic warehouse equipment.

Significant advantages over lead acid and propane-based solutions: We believe that lithium-ion battery systems have significant advantages over existing technologies and will displace lead acid batteries and propane-based solutions, in most applications. Relative to lead acid batteries, such advantages include environmental benefits, no water maintenance, faster charge times, greater cycle life, longer run times, and less energy used that provide operational and financial benefits to customers. When compared to lead acid solutions, our energy storage solutions do not discharge carbon dioxide in the atmosphere due to lithium chemistry efficiencies. In addition, when compared to propane-based solutions, lithium-ion systems avoid the generation of exhaust emissions and associated odor and environmental contaminates, and maintenance of an internal combustion engine, which has substantially more parts subject to wear than an electric motor.

Proprietary Battery Management System: Critical to our success is our innovative and proprietary versatile BMS that optimizes the performance of our lithium-ion energy solutions and provides a platform for adding new battery pack features, including customized telemetry (pack data and reports available anytime, anywhere) for customers. The BMS serves as the brain of the battery pack, managing cell balancing, charging, discharging, monitoring and communication between the pack and the forklift. Our “next generation” versatile BMS is currently part of our full product lines and provides significant product features for improved customer productivity. Our BMS also enables ongoing feature development for reduced cost and higher performance. We have included our proprietary telemetry solution, branded “SkyBMS” which provides real time reports on pack performance, health, and remaining useful life.

Our Products

We design, develop, test and sell our energy storage packs for use in a broad range of lift trucks, industrial equipment including airport GSE, energy storage for solar applications, and other commercial applications. Within each of these product segments, we offer a range of power and equipment solutions. Our current product offering is summarized in the chart below.

Our battery pack system design is adaptable with three core design modules used in our entire family of small, medium, and large pack forklift products. A scalable modular design allows for core modules to be configured to address a variety of unique power and space requirements. We also have the capability to offer varying chemistries and configurations based on the specific application. Currently, our energy storage packs use lithium iron phosphate (LiFePO4) battery cells, which we source from a variety of overseas suppliers that meet our power, reliability, safety and other specifications. Our BMS works with a number of battery configurations providing the flexibility to use battery cells developed and manufactured by other suppliers. We believe we can readily adapt our energy storage packs to incorporate new chemistries as they become available in the future in order to meet changing customer preferences and to reduce the cost of our products.

We also offer 24-volt onboard chargers for our Class 3 Walkie Pallet Packs, and smart “wall mounted” chargers for larger applications. Our smart charging solutions are designed to interface with our BMS and integrate easily into most all major chargers in the market.

New Product Update

During the second half of the Fiscal 2022, we introduced new product designs to respond to customer requests and to allow for greater operational efficiencies for us. Some of the improvements included higher capacities for extra-long and demanding shifts, easier servicing, cost efficiencies, and other features to solve a variety of existing performance challenges of customer operations. We intend to continue to develop and to introduce new product designs for margin enhancement, part commonality and improved serviceability.

In March 2022, we introduced three (3) new products:

	Product		Description
●	L36 lithium-ion battery pack, a 36-volt option for 3-wheel forklifts;	●	The L36 addresses the 3-wheel forklift market. According to our OEM partners the 3-wheel forklift offerings are some of their best selling products. We are now strategically placed to fully address this market.
●	C48 lithium-ion battery pack for Automated Guided Vehicles (AGV) and Autonomous Mobile Robots (AMR); and	●	The improved robustness and environmental protections mean it is no longer just a solar battery, but is now being sold into tugs and other types of industrial equipment, expanding our product offerings.
●	S24 lithium-ion battery pack providing twice the capacity (210Ah) for Walkie Pallet Jacks for heavy duty	●	The S24-210Ah is a new high-capacity variant of our ‘slim’ walkie battery and addresses some of the toughest walkie applications in the market, giving exceptional runtime and fast recharge times when paired with an external high-powered charger.

Industry Overview

Historically, lithium-ion battery solutions were unable to compete with lead acid and propane-based solutions in industrial applications on the basis of cost. However, the supply of lithium-ion batteries has rapidly expanded, leading to price declines of eighty-five percent (85%) since 2010 according to BloombergNEF. BloombergNEF also estimates that lithium-ion battery prices, which averaged $1,160 per kilowatt hour in 2010, were $156 per kWh in 2019 and could drop below $100 per kWh in 2024. Lithium metal itself represents well less than 5% cost of our packs.

The sharp decline in the price of lithium-ion batteries has made these energy solutions more cost competitive. Affordability has in turn enabled customers to shift away from lead acid and propane-based solutions for power lift equipment to lithium-ion based solutions with more favorable environmental and performance characteristics. We believe our position as a pioneer in the field and our extensive experience providing lithium-ion based energy storage solutions will enable us to take advantage of this shift in customer preferences.

Lift Equipment - Material Handling Equipment

We focus on energy storage solutions for industrial equipment and related industrial applications because we believe they represent large and growing markets that are just beginning to adopt lithium-ion based technology. We apply our scalable, modular designs to natural product extensions in the industrial equipment market. These markets include not only the sale of lithium-ion battery solutions for new equipment but also a replacement market for existing lead acid battery packs.

According to Modern Materials Handling, worldwide new lift truck orders reached approximately 1.4 million units in 2017. The Industrial Truck Association (“ITA”) has estimated that approximately 200,000 lift trucks had been sold yearly since 2013 in North America (Canada, the United States and Mexico), with sales relatively evenly distributed between electric rider (Class 1 and Class 2), motorized hand (Class 3), and internal combustion engine powered lift trucks (Class 4 and Class 5). The ITA estimates that electric products represented approximately sixty-nine percent (69%) of the North American shipments in 2020, reflecting the long-term trend of increasing mix of electric products versus internal combustion (propane) engines. Driven by growth in global manufacturing, e-commerce and construction, Research and Markets expects that the global lift truck market will grow at a compound annual growth rate of six and four-tenths percent (6.4%) through 2024.

Customers

Our customers include OEMs, lift equipment dealers, battery distributors and end users. Our customers vary from small companies to Fortune 500 companies.

During the year ended June 30, 2022, we had four (4) major customers that each represented more than 10% of our revenues on an individual basis, and together represented approximately $29,254,000 or 69% of our total revenues. During the year ended June 30, 2021, we had three (3) major customers that each represented more than 10% of our revenues on an individual basis, and together represented approximately $16,004,000 or 61% of our total revenues.

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

High/Sustained Power: Lithium-ion batteries are better suited to deliver high power versus legacy lead acid. For example, a 100Ah lead acid battery will only deliver 80Ah if discharged over a four-hour period. In contrast, a 100Ah lithium-ion system will achieve over 92Ah even during a 30-minute discharge. Additionally, during discharge, the energy storage pack sustains its initial voltage, maximizing the performance of the forklift truck, whereas, lead acid voltages, and hence power, decline over the working shift.

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

Our direct sales staff is assigned to major geographies throughout North America to collaborate with our sales partners who have an established customer base. We plan to hire additional sales staff to support our expected sales growth. In addition, we have developed a nation-wide sales network of relationships with equipment OEMs, their dealers, and battery distributors. To support our products, we have a nation-wide network of service providers, typically forklift equipment dealers and battery distributors, who provide local customer service to large customers. We also maintain a customer support center and provide Tech Bulletins and training to our service and sales network out of our corporate headquarters. We have partnered with an experienced GSE distributor, to market our lithium-ion battery packs for airport GSE

Manufacturing and Assembly

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

Competition

Our competitors in the lift equipment market are primarily major lead acid battery manufacturers, including Stryten Energy, East Penn Manufacturing Company, EnerSys Corporation, and Crown Battery Corporation. Although these competitors have been introducing offerings of a lithium-ion battery, we do not believe that these suppliers offer lithium-based products for lift equipment in any significant volume to end users, equipment dealers, OEMs or battery distributors. Several OEMs offer lithium-ion battery packs on Class 3 forklifts for sale only with their own new forklifts. Some OEMs also offer forklift models designed with an integrated lithium-ion battery. As the demand for lithium-ion battery packs has increased, small lithium battery pack providers have entered the market, most of whom we believe are suppliers of other power products and have simply added a lithium product to their product lines.

The key competitive factors in this market are performance, reliability, durability, safety and price. We believe we compete effectively in all of these categories in light of our experience with lithium-ion technology, including our development capabilities and the performance of our proprietary BMS. We believe that the UL Listing covering many of our core products is a significant differentiating competitive advantage and we intend to extend that advantage by seeking to obtain UL Listings for our other energy storage pack products in the coming months. In addition, because our BMS is not reliant on any specific battery cell chemistry, we believe we can adapt rapidly to changes in advanced battery technology or customer preferences.

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

As of June 30, 2022, we have two issued patents and three trademark registrations protecting the Flux Power name and logo. We have filed three new patents on advanced technology related to lithium-ion battery packs. The technology behind these pending patents are designed to:

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

Suppliers

We obtain a limited number of components and supplies included in our products from a small group of suppliers. During the year ended June 30, 2022, we had one (1) supplier who accounted for more than 10% of our total purchases, which represented approximately $13,884,000 or 28% of our total purchases.

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

Human Capital Resources

As of June 30, 2022, we had 121 employees. We engage outside consultants for business development, operations and other functions from time to time. None of our employees is currently represented by a trade union.

Corporate Office

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

For the fiscal years ended June 30, 2022 and 2021, we had net losses of $15,609,000 and $12,793,000, respectively. We have historically experienced net losses and until we generate sufficient revenue, we anticipate to continue to experience losses in the near future.

As of June 30, 2022 and 2021, we had a cash balance of $485,000 and $4,713,000, respectively. We expect that our existing cash balances, credit facilities, and cash resources from operations will be sufficient to fund our existing and planned operations for the next twelve months. Until such time as we generate sufficient cash to fund our operations, we will need additional capital to continue our operations thereafter.

We have relied on equity financings, borrowings under short-term loans with related parties, our credit facilities and/or cash resources from operating activities to fund our operations. However, there is no guarantee that we will be able to obtain additional funds in the future or that funds will be available on terms acceptable to us, if at all. Any future financing may result in dilution of the ownership interests of our stockholders. If such funds are not available on acceptable terms, we may be required to curtail our operations or take other actions to preserve our cash, which may have a material adverse effect on our future cash flows and results of operations.

We will need to raise additional capital or financing to continue to execute and expand our business.

While we expect that our existing cash and additional funding available under our SVB Line of Credit, combined with funds available to us under our subordinated line of credit and the potential net proceeds from our At-The-Market offering will be sufficient to meet our anticipated capital resources and to fund our planned operations for the next twelve months, such sources of funding are subject to certain restrictions and covenants and our ability to sell stock will be impacted by market conditions. If we are unable to meet the conditions provided in the loan documents, the funds will not be available to us. In addition, should there be any delays in the receipts of key component parts, due in part to supply change disruptions, our ability to fulfil the backlog of sales orders will be negatively impacted resulting in lower availability of cash resources from operations. In that event, we may be required to raise additional capital to support our expanded operations and execute on our business plan by issuing equity or convertible debt securities. In the event we are required to obtain additional funds, there is no guarantee that additional funds will be available on a timely basis or on acceptable terms. To the extent that we raise additional funds by issuing equity or convertible debt securities, our stockholders may experience additional dilution and such financing may involve restrictive covenants. Newly issued securities may include preferences, superior voting rights, and the issuance of warrants or other convertible securities that will have additional dilutive effects. We cannot assure that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. Further, we may incur substantial costs in pursuing future capital and/or financing. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition and results of operations. Our ability to obtain needed financing may be impaired by such factors as the weakness of capital markets, and the fact that we have not been profitable, which could impact the availability and cost of future financings. If such funds are not available when required, management will be required to curtail investments in additional sales and marketing and product development, which may have a material adverse effect on future cash flows and results of operations.

Backlog may not be indicative of future operating results.

Future revenue for the Company can be influenced by order backlog. Backlog represents the dollar amount of revenues we expect to recognize in the future from contracts awarded and in progress. Backlog substantially represents new orders. Backlog is not a measure defined by generally accepted accounting principles and is not a measure of contract profitability. Our methodology for determining backlog may not be comparable to methodologies used by other companies in determining their backlog amounts. The backlog values we disclose include anticipated revenues associated with: (1) the original contract amounts; (2) change orders for which we have received written confirmations from the applicable customers; (3) change orders for which we expect to receive confirmations in the ordinary course of business; and (4) claims that we have made against customers. In addition, the timing of order placement, size, and customer delivery dates can create unusual fluctuations in backlog.

We include unapproved change orders for which we expect to receive confirmations in the ordinary course of business in backlog, generally to the extent of the lesser of the amounts management expects to recover or the associated costs incurred. Any revenue that would represent profit associated with unapproved change orders is generally excluded from backlog until written confirmation is obtained from the applicable customer. However, consideration is given to our history with the customer as well as the contractual basis under which we may be operating. Accordingly, in certain cases based on our historical experience in resolving unapproved change orders with a customer, the associated profit may be included in backlog. However, if an unapproved change order is under dispute or has been previously rejected by the customer, the associated amount of revenue is treated as a claim.

For amounts included in backlog that are attributable to claims, we include unapproved claims in backlog when we have a legal basis to do so, consider collection to be probable and believe we can reliably estimate the ultimate value. Claims revenue is included in backlog to the extent of the lesser of the amounts management expects to recover or associated costs incurred.

Backlog may not be indicative of future operating results, and projects in our backlog may be cancelled, modified or otherwise altered by customers. Our ability to realize revenue from the current backlog is dependent on among other things, the delivery of key parts from our vendors in a timely manner. We can provide no assurance as to the profitability of our contracts reflected in backlog.

Economic conditions may adversely affect consumer spending and the overall general health of our customers, which, in turn, may adversely affect our financial condition, results of operations and cash resources.

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

Historically a majority of our product sales have been generated from a small number of OEMs and customers, including four (4) customers who, on an aggregate basis, made up 69% of our sales for the year ended June 30, 2022, and three (3) customers who, on an aggregate basis, made up 61% of our sales for the year ended June 30, 2021. As a result, our success depends on continued demand from this small group of customers and their willingness to incorporate our battery products in their equipment. The loss of a significant customer would have an adverse effect on our revenues. There is no assurance that we will be successful in our efforts to convince end users to accept our products. Our failure to gain acceptance of our products could have a material adverse effect on our financial condition and results of operations.

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

COVID-19 and another public health epidemic/pandemic could pose the risk that we or our employees, contractors, customers, suppliers, third party shipping carriers, government and other partners may be prevented from or limited in their ability to conduct business activities for an indefinite period of time, including due to the spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. While it is not possible at this time to estimate the impact that COVID-19 could have on our business, the continued spread of COVID-19 and the measures taken by the governments of states and countries affected could disrupt, among other things, the supply chain and the manufacture or shipment of our products. Our manufacturing operations may be subject to closure or shut down for a variety of reasons. While manufacturing operations were not materially impacted, future operations could be affected by the continued spread of COVID-19. Any substantial disruption in our manufacturing operations from COVID-19, or its related impacts, would have a material adverse effect on our business and would impede our ability to manufacture and ship products to our customers in a timely manner, or at all.

The effect of the COVID-19 pandemic and its associated restrictions may adversely impact many aspects of our business, including customer demand, the length of our sales cycles, disruptions in our supply chain, lower the operating efficiencies at our facility, worker shortages and declining staff morale, and other unforeseen disruptions. The demand for our products may significantly decline if the COVID-19 pandemic continues, restrictions are implemented or re-implemented, or the virus resurges and spreads and our customers suffer losses in their businesses. The supply of our raw materials and our supply chain may be disrupted and adversely impacted by the pandemic. The occurrence of any of the foregoing events and their adverse effect on capital markets and investor sentiment may adversely impact our ability to raise capital when needed or on terms favorable to us and our stockholders to fund our operations, which could have a material adverse effect on our business, financial condition and results of operations. The extent to which the COVID-19 outbreak impacts our results, its effect on near or long-term value of our share price are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

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

In 2018, the United States government announced tariffs on certain steel and aluminum products imported into the United States, which led to reciprocal tariffs being imposed by the European Union and other governments on products imported from the United States. The United States government has implemented tariffs on goods imported from China.

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

We do not manufacture the battery cells used in our energy storage packs. Our battery cells, which are an integral part of our battery products and systems, are sourced from a limited number of manufacturers located in China. While we obtain components for our products and systems from multiple sources whenever possible, we have spent a great deal of time in developing and testing our battery cells that we receive from our suppliers. We refer to the battery cell suppliers as our “limited source suppliers.” Additionally, our operations are materially dependent upon the continued market acceptance and quality of these manufacturers’ products and their ability to continue to manufacture products that are competitive and that comply with laws relating to environmental and efficiency standards. Our inability to obtain products from one or more of these suppliers or a decline in market acceptance of these suppliers’ products could have a material adverse effect on our business, results of operations and financial condition. From time to time we have experienced shortages, allocations and discontinuances of certain components and products, resulting in delays in filling orders. Qualifying new suppliers to compensate for such shortages may be time-consuming and costly. In addition, we may have to recertify our UL Listings for the battery cells from new suppliers, which in turn has led to delays in product acceptance. Similar delays may occur in the future. Furthermore, the performance of the components from our suppliers as incorporated in our products may not meet the quality requirements of our customers.

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

Any failure to protect our intellectual proprietary rights could result in our competitors offering similar products, potentially resulting in the loss of some of our competitive advantage and a decrease in our revenue, which would adversely affect our business, prospects, financial condition and operating results. Our success depends, at least in part, on our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of patents, patent applications, trade secrets, including know-how, employee and third-party nondisclosure agreements, copyright laws, trademarks, intellectual property licenses and other contractual rights to establish and protect our proprietary rights in our technology.

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

We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and stock price.

Based on management’s evaluation of our disclosure controls and procedures as of June 30, 2022, we identified material weaknesses in our internal controls over financial reporting. The material weaknesses were based on our ineffective oversight of our internal control over financial reporting and lack of sufficient review and approval of the underlying data used in the calculation of warranty reserve. We are taking remedial measures designed to improve our internal control over financial reporting to remediate material weaknesses, We are implementing additional control procedures to strengthen the oversight of the Company’s internal control over financial reporting through review and sign off by the senior management of all significant assumptions and estimates being used and the underlying the data used in producing financial schedules/estimates and financial reporting. We are also adding a second level of review and approval for all manual journal entries for significant estimates and assumptions made by management.

We are committed to remediating our material weakness. However, there can be no assurance as to when this material weakness will be remediated or that additional material weaknesses will not arise in the future. If we are unable to maintain effective internal control over financial reporting, our ability to record, process and report financial information timely and accurately could be adversely affected and could result in a material misstatement in our financial statements, which could subject us to litigation or investigations, require management resources, increase our expenses, negatively affect investor confidence in our financial statements and adversely impact the trading price of our common stock.

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

Risks Related to Our Common Stock and Market

The market price of our common stock could become volatile, or our trading volume become weak, either of which could lead to the price of our stock being depressed at a time when you may want to sell.

Our common stock is being traded on The NASDAQ Capital Market under the symbol “FLUX.” We cannot predict the extent to which investor interest in our common stock will lead to the development of an active trading market on that stock exchange or any other exchange in the future. An active market for our common stock may never develop. We cannot assure you that the volume of trading in shares of our common stock will increase in the future. The trading price of our common stock has experienced volatility and is likely to continue to be highly volatile in response to numerous factors, many of which are beyond our control, including, without limitation, the following:

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

The trading price and volume of our common stock may impact your ability to sell your shares of common stock, causing you to lose all or part of your investment.

The ownership of our stock is highly concentrated in our management, and we have one controlling stockholder.

As of September 12, 2022, our directors and executive officers, and their respective affiliates beneficially owned approximately 29% of our outstanding common stock, including common stock underlying options, and warrants that were exercisable or convertible or which would become exercisable or convertible within 60 days. Michael Johnson, our director and beneficial owner of Esenjay, beneficially owns approximately 28% of such outstanding common stock. As a result of their ownership, our directors and executive officers and their respective affiliates collectively, and Esenjay, individually, are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

Our corporate headquarters and production facility totals approximately 63,200 square feet and is located in Vista, California. Our production facility is ISO 9001 certified. We lease this property. Rent during the year ended June 30, 2022 was approximately $62,000 per month, and our annual rent will escalate approximately 3% per year through the end of the lease term on November 20, 2026. Total rent expense was approximately $867,000 and $841,000 for the years ended June 30, 2022 and 2021, respectively.

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

Holders of Record of Common Stock

As of September 12, 2022, we had approximately 1,370 stockholders of record for our common stock. The foregoing number of stockholders of record does not include an unknown number of stockholders who hold their stock in “street name.”

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

Purchases of Equity Securities

None.

Equity Compensation Plan Information

The following table provides certain information with respect to our equity compensation plans in effect as of June 30, 2022:

	Number of securities to be issued upon exercise of outstanding options, and settlement of RSUs (a)	Weighted- average exercise price of outstanding options, and issuance price of RSUs (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (c)
Equity compensation plans approved by security holders(1)	481,489	$11.08	170,725
Equity compensation plans approved by security holders(2)	-	-	2,000,000
Equity compensation plans not approved by security holders(3)	21,944	$10.00	-

Total	503,433	$11.03	2,170,725

(1)	211,800 incentive stock options (“ISO”) and 80,700 non-qualified stock options (“NQSO”) of our common stock were granted under the 2014 Equity Incentive Plan (the “2014 Plan”) during the year ended June 30, 2018. We granted 147,411 incentive stock options and 97,616 non-qualified stock options under the 2014 Plan during Fiscal 2019. We granted 15,324 incentive stock options and 3,948 non-qualified stock options under the 2014 Plan during Fiscal 2020. We granted 153,177 restricted stock units under the 2014 Plan during Fiscal 2021. We granted 250,786 restricted stock units under the 2014 Plan during Fiscal 2022. The 2014 Plan was approved on February 17, 2015, and was amended on October 25, 2017.
(2)	Consists of 2,000,000 shares of common stock reserved for issuance under the 2021 Equity Incentive Plan (the “2021 Plan”) which was approved by our shareholders on April 29, 2021.
(3)	Consists of 7,200 options granted under the 2010 Stock Option Plan (the “2010 Plan”) and assumed by us in the reverse acquisition. An additional 30,700 non-qualified options were issued. At June 30, 2022, there was 21,944 options outstanding.

ITEM 6 - RESERVED

Not Applicable.

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

Business Overview

We design, develop, manufacture, and sell a portfolio of advanced lithium-ion energy storage solutions for electrification of a range of industrial and commercial sectors which include material handling, airport ground support equipment (“GSE”), and stationary energy storage. We believe our mobile and stationary energy storage solutions provide our customers a reliable, high performing, cost effective, and more environmentally friendly alternative as compared to traditional lead acid and propane-based solutions. Our modular and scalable design allows different configurations of lithium-ion battery packs to be paired with our proprietary wireless battery management system to provide the level of energy storage required and “state of the art” real time monitoring of pack performance. We believe that the increasing demand for lithium-ion battery packs and more environmentally friendly energy storage solutions in the material handling sector should continue to drive our revenue growth.

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

The following table summarizes the new orders, shipments, and backlog activities for the last six (6) fiscal quarters:

Fiscal Quarter Ended	Beginning Backlog	New Orders	Shipments	Ending Backlog
March 31, 2021	$2,759,000	$9,977,000	$6,826,000	$5,910,000
June 30, 2021	$5,910,000	$15,053,000	$8,339,000	$12,624,000
September 30, 2021	$12,624,000	$13,122,000	$6,313,000	$19,433,000
December 31, 2021	$19,433,000	$19,819,000	$7,837,000	$31,415,000
March 31, 2022	$31,415,000	$20,495,000	$13,317,000	$38,593,000
June 30, 2022	$38,593,000	$11,622,000	$15,195,000	$35,020,000

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

As of September 12, 2022, our order backlog was approximately $29.4 million.

Business Updates

Due to the growth in orders for our energy storage solutions and accessories, coupled with supply chain disruptions due to COVID-19 delaying our ability to fulfill such orders, we have experienced an increase in our backlog of open orders during Fiscal 2022.

Supply Chain Issues and Higher Procurement Costs

Due to COVID-19 pandemic, supply chain disruptions continue, notably with delivery delays at the ports of Los Angeles and Long Beach. In addition, the price of steel and certain other electrical components used in our products have seen dramatic increases, along with increased shipping costs. It is impossible to predict how long the current disruptions to the cost and availability of raw materials and component parts will last. We implemented price increases on certain new product orders in October 2021 and April 2022 to offset rising global costs of raw materials and component parts. In addition, we increased our inventory of raw materials and component parts to $16.3 million as of June 30, 2022 to mitigate supply chain disruptions and support timely deliveries. However, there can be no assurance that our price increases, inventory levels or any future steps we take will be sufficient to offset the rising procurement costs and manage sourcing of raw materials and component parts effectively.

To address some of these negative consequences and to support the future growth of our business, we have implemented a number of new strategic initiatives:

Strategic Initiatives.

To support our high growth business and strategy, our first priority over the coming quarters is achieving “profitability,” specifically, cash flow breakeven. Accordingly, we have strategic initiatives underway in two areas:

○	Gross margin improvements

●	Utilize lower cost, more reliable, and secondary suppliers of key components including cells, steel, electronics, circuit boards and other key components.
●	Actively manage our suppliers to avoid supply chain disruptions and related risks.
●	Introduce new designs, including a simplified “platform” that reduces part count, lowers cost, improves manufacturability and serviceability.
●	Focus on ensuring profitability of all product lines including managing mix of products.
●	Seek more competitive carriers to reduce shipping costs.
●	Implement Lean Manufacturing process to enhance capacity utilization, efficiency, quality.
●	Introduce comprehensive “cost of quality” initiative to ensure effective and robust processes.
●	Implement “automated cell module assembly” to assemble purchased “individual” battery cells into a “module” for the battery pack. This will enable lower inventory from simplified SKU count and lower costs.

○	Business expansion to accelerate gross margin

●	Leverage current high-profile “proven customer relationships” to respond to growing demand of large fleets for lithium-ion value proposition.
●	Pursue new market that can leverage our technology and manufacturing capabilities.
●	Expand features of our popular “SkyBMS” (telemetry) which provides customized fleet management, and real time reports.
●	Expand our manufacturing and service capacities to ensure customer satisfaction from increased deliveries, and service.
●	Capitalize on our leadership position with new offerings.
●	While we are “agnostic to the type of lithium chemistry,” ensure our research to support other chemistries as they may become available. Ensure we have leadership with our core technology, without dependence on purchasing critical technology.

There can be no assurance that these initiatives and efforts will be successful.

New Product Update

During the second half of the Fiscal 2022, we introduced new product designs to respond to customer requests and to allow for greater operational efficiencies for us. Some of the improvements included higher capacities for extra-long and demanding shifts, easier servicing, cost efficiencies, and other features to solve a variety of existing performance challenges of customer operations. We intend to continue to develop and to introduce new product designs for margin enhancement, part commonality and improved serviceability.

In March 2022, we introduced three (3) new products:

	Product		Description
●	L36 lithium-ion battery pack, a 36-volt option for 3-wheel forklifts;	●	The L36 addresses the 3-wheel forklift market. According to our OEM partners the 3-wheel forklift offerings are some of their best selling products. We are now strategically placed to fully address this market.
●	C48 lithium-ion battery pack for Automated Guided Vehicles (AGV) and Autonomous Mobile Robots (AMR); and	●	The improved robustness and environmental protections mean it is no longer just a solar battery, but is now being sold into tugs and other types of industrial equipment, expanding our product offerings.
●	S24 lithium-ion battery pack providing twice the capacity (210Ah) for Walkie Pallet Jacks for heavy duty	●	The S24-210Ah is a new high-capacity variant of our ‘slim’ walkie battery and addresses some of the toughest walkie applications in the market, giving exceptional runtime and fast recharge times when paired with an external high-powered charger.

Overview of 2022 Financing Activities

Registered Direct Offering

On September 22, 2021, we entered into a securities purchase agreement (the “Purchase Agreement”) with several institutional and accredited investors (the “Purchasers”), pursuant to which we sold in a registered direct offering an aggregate of 2,142,860 shares of or Common Stock (the “Shares”) and warrants to purchase up to 1,071,430 shares of our common stock (the “Warrants”), at a combined purchase price of $7.00 per share and related Warrant. The aggregate gross proceeds of the Registered Offering were approximately $15 million, before deducting placement agent fees and offering expenses (the “Registered Offering”). H.C. Wainwright & Co., LLC (“HCW” or the “Placement Agent”) acted as our exclusive Placement Agent in connection with the Registered Offering and was paid a cash fee equal to 6.0% of the gross proceeds of the Registered Offering. The net proceeds from the Registered Offering, after deducting Placement Agent fees and other offering expenses, were approximately $13.7 million. The Registered Offering closed on September 27, 2021.

At-The-Market Offering

On October 16, 2020, we filed a shelf registration on Form S-3 for up to $50 million to support our ability to raise capital to support our business growth. In connection with the shelf registration statement, in December 2020, we entered into a Sales Agreement with H.C. Wainwright & Co., LLC enabling us to sell shares of our common stock in an “At-The-Market” offering from time to time. On May 27, 2021 we filed an amendment to the prospectus supplement dated December 21, 2020 allowing us to sell up to $20 million of shares under the At-The-Market offering program (“ATM Offering”). In Fiscal 2021 we sold an aggregate of 978,782 shares of common stock at an average price of $12.93 per share for gross proceeds of approximately $12.7 million in the ATM Offering, prior to deducting commissions and other offering related expenses. In Fiscal 2022, we sold an additional 190,782 shares of common stock at average price of $8.70 per share for gross proceeds of approximately $1.7 million in the ATM Offering, prior to deducting commissions and other offering related expenses. As of June 30, 2022, approximately $5.7 million remained available under the ATM Offering for future sales of our common stock.

SVB Revolving Line of Credit

On June 23, 2022, we entered into a Second Amendment to Loan and Security Agreement (“Second Amendment”) with Silicon Valley Bank (“SVB”), which amended certain terms of the Loan and Security Agreement dated November 9, 2020, as amended on October 29, 2021 (together with the Second Amendment, the “Agreement”), including but not limited to, (i) to increase the amount of the revolving line of credit from $6.0 million to $8.0 million (the “SVB Credit Facility”), (ii) to change the financial covenants of the Company from tangible net worth to adjusted EBITDA (as defined in the Second Amendment) on a trailing six (6) month basis and liquidity ratio certified as of the end of each month pursuant to the calculations set forth therein, and (iii) to allow for the assignment and transfer by SVB of all of its obligations, rights and benefits under the Agreement and Loan Documents (as defined in the Agreement and except for the Warrants).

We have used the SVB Credit Facility from-time-to-time. As of June 30, 2022, the outstanding balance of the revolving line of credit was approximately $4.9 million, with approximately $3.1 million of the SVB Credit Facility remained available for future draws through November 7, 2022, unless the credit facility is renewed and its term is extended prior to its expiration.

Subordinate Line of Credit

On May 11, 2022, we entered into a subordinated Credit Facility Agreement with Cleveland Capital, L.P., a Delaware limited partnership (“Cleveland”), Herndon Plant Oakley, Ltd., (“HPO”), and other lenders (together with Cleveland and HPO, the “Lenders”) which provided us with a short-term line of credit (the “LOC”) of not less than $3,000,000 and not more than $5,000,000, the proceeds of which are to be used by us for working capital purposes. Each Lender severally agreed to make loans (each such loan, an “Advance”) up to such Lender’s Commitment Amount (“Commitment Amount”) to the Company from time to time, until the December 31, 2022 (the “Due Date”). Pursuant to the LOC and Form of Promissory Note, Advances made by any Lender, while outstanding, will bear an interest rate of 15.0% per annum in favor of each respective Lender.

Amount due under the LOC, if any, is due and payable on (i) the “Due Date in cash or shares of common stock of the Company (the “Common Stock”) at the sole election of the Company, unless extended, or (ii) on occurrence of an event of Default (as defined in the Form of Promissory Note). The Due Date may be extended (i) at the sole election of the Company for one (1) additional year from the Due Date upon the payment of a commitment fee equal to two percent (2%) of the Commitment Amount to the Lender within thirty (30) days prior to the original Due Date, or (ii) by the Lender in writing. In addition, each Lender subordinated their respective right to payment under the LOC to SVB’s indebtedness under the SVB Credit Facility. As of June 30, 2022, the Lenders’ commitment was for an aggregate amount of $4,000,000, with no outstanding balance under the LOC.

In connection with entry into the LOC, we paid each Lender a one-time committee fee in cash equal to 3.5% of such Lender’s Commitment Amount for an aggregate amount of $140,000. In addition, in consideration of the Lenders’ commitment to provide the Advances to the Company, we issued each Lender warrants to purchase the number of shares of common stock equal to the product of (i) 160,000 shares of common stock multiplied by (ii) the ratio represented by each Lender’s Commitment Amount divided by the $5,000,000 (the “Warrants”). Subject to certain ownership limitations, the Warrants became exercisable immediately from the date of issuance, and expire on the five (5) year anniversary of the date of issuance and subject to adjustments, has an exercise price of $2.53 per share. Pursuant to a selling agreement, dated as of May 11, 2022, we retained HPO as our placement agent in connection with the Credit Facility. As compensation for services rendered in conjunction with the Credit Facility, we paid HPO a finder fee equal to three percent (3%) of the Commitment Amount from each such Lender placed by HPO in cash.

Segment and Related Information

We operate as a single reportable segment.

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

We believe the following critical accounting policies and estimates affect the preparation of our financial statements:

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. The Company has not experienced collections issues related to its accounts receivable and has not recorded an allowance for doubtful accounts during the years ended June 30, 2022 and 2021.

Inventories

Inventories consist primarily of battery management systems and the related subcomponents and are stated at the lower of cost (first-in, first-out) or net realizable value. The Company evaluates inventories to determine if write-downs are necessary due to obsolescence or if the inventory levels are in excess of anticipated demand at market value based on consideration of historical sales and product development plans. The Company has no adjustment related to obsolete inventory during the years ended June 30, 2022 and 2021.

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

Product revenue is recognized as a distinct single performance obligation which represents the point in time that our customer receives delivery of the products. Our customers do have a right to return product, but our returns have historically been minimal.

Product Warranties

The Company evaluates its exposure to product warranty obligations based on historical experience. Our products, primarily lift equipment packs, are warrantied for five years unless modified by a separate agreement. As of June 30, 2022 and 2021, the Company carried warranty liability of approximately $1,012,000 and $895,000, respectively, which is included in accrued expenses on the Company’s consolidated balance sheets.

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

Recently Adopted Accounting Pronouncements

The Company did not adopt any new accounting pronouncements for the year ended June 30, 2022.

Results of Operations

Comparison of Results of Operations of the Years ended June 30, 2022 and 2021

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Annual Report.

The following table represents our statement of operations for the years ended June 30, 2022 (“Fiscal 2022”) and June 30, 2021 (“Fiscal 2021”).

	Year Ended June 30, 2022		Year Ended June 30, 2021
	$	% of Revenues	$	% of Revenues
Revenues	$42,333,000	100%	$26,257,000	100%
Cost of sales	35,034,000	83%	20,467,000	78%
Gross profit	7,299,000	17%	5,790,000	22%

Operating expenses:
Selling and administrative	15,515,000	37%	12,599,000	48%
Research and development	7,141,000	17%	6,669,000	25%
Total operating expenses	22,656,000	54%	19,268,000	73%

Operating loss	(15,357,000)	-36%	(13,478,000)	-51%

Other income (expense):
Other income	-	-%	1,307,000	4%
Interest expense	(252,000)	-1%	(622,000)	-2%

Net loss	$(15,609,000)	-37%	$(12,793,000)	-49%

Revenues

Historically our product focus has been on lift equipment, reflecting a mix of walkie pallet jacks and higher capacity packs for Class 1, 2, and 3 forklifts. Over the past two years, we expanded our product offering into adjacent applications, including airport GSE, stationary energy storage and other solutions for industrial and commercial applications. The launch of larger packs over the past two years has shifted our portfolio mix to include packs with higher selling prices as compared to our historical mix. We believe that we are well positioned to address the needs of many segments within the material handling sector in light of our modular and scalable battery pack design coupled with our proprietary battery management system that can be coupled with our telemetry based “SkyBMS” product offering.

We sell our products through a number of different channels including OEMs, lift equipment dealers and battery distributors as well as directly to end users, primarily in North America. The channels sell principally to large company, national accounts. We sell certain battery packs directly to other accounts including industrial equipment manufacturers and end users.

Revenues for Fiscal 2022 increased $16,076,000 or 61%, to $42,333,000, compared to $26,257,000 for Fiscal 2021. The increase in revenues was due to sales of energy storage solutions with higher average selling prices and a higher volume of units sold. The increase in revenues included both greater sales to existing customers as well as initial sales to new customers.

Cost of Sales

Cost of sales for Fiscal 2022 increased $14,567,000 or 71%, to $35,034,000, compared to $20,467,000 for Fiscal 2021. The increase in cost of sales was directly associated with higher sales of energy storage solutions, as well as increased costs of steel, electronic parts, and common off the shelf parts chiefly as a result of the supply chain interruptions. Cost of sales as a percentage of revenues for Fiscal 2022 was 83%, an increase of 5 percentage points over 78% for the Fiscal 2021.

Gross Profit

Gross profit for Fiscal 2022 increased $1,509,000 or 26%, to $7,299,000, compared to $5,790,000 for the Fiscal 2021. The gross profit margin (gross profit as a percent of revenues) decreased to 17% for Fiscal 2022 compared to 22% for Fiscal 2021. Gross profit was negatively impacted by higher costs for steel, electronic parts, and common off the shelf parts during Fiscal 2022, partially offset by higher revenues associated with increased sales of energy storage solutions.

Selling and Administrative

Selling and administrative expenses for Fiscal 2022 increased $2,916,000 or 23%, to $15,515,000, compared to $12,599,000 for Fiscal 2021. The increase was primarily attributable to increases in personnel expenses related to new hires and temporary labor of approximately $1,400,000, outbound shipping costs of $248,000, insurance premiums of $440,000, marketing expenses of $273,000, depreciation expense of $301,000, travel expenses of $153,000, facility related expenses of $131,000, bad debt expense of $76,000, and total other administrative operating expenses of $218,000, partially offset by decreases in stock-based compensation of $49,000 and accounting and legal expenses of $226,000.

Research and Development

Research and development expenses for Fiscal 2022 increased $472,000 or 7%, to $7,141,000, compared to $6,669,000 for Fiscal 2021. Such expenses consisted primarily of materials, supplies, salaries and personnel related expenses, product testing, consulting, and other expenses associated with revisions to existing product designs and new product development. The increase in research and development expenses was primarily due to expenses related to development of new products and UL certifications of approximately $233,000, higher personnel expenses related to new hires and temporary labor of $204,000, travel expenses of $15,000, and facility related expenses of $58,000, partially offset by a decrease in stock-based compensation of $33,000.

Other Income

Other income for Fiscal 2021 represented the forgiveness of the entire PPP Loan of approximately $1,297,000 in principal, together with all accrued interest of approximately $10,000. The Small Business Administration notified us that our loan and accrued interest had been forgiven on February 9, 2021.

Interest Expense

Interest expense for Fiscal 2022 decreased $370,000 or 59%, to $252,000, compared to $622,000 for Fiscal 2021. Interest expense was primarily related to our outstanding lines of credit and convertible promissory note. Also included in interest expense during Fiscal 2021 was additional interest expense of approximately $174,000 representing the amortization of debt discount related to Cleveland Loan that was paid off during Fiscal 2021.

Net Loss

Net loss during Fiscal 2022 increased $2,816,000 or 22%, to $15,609,000 compared to $12,793,000 for Fiscal 2021. The higher net loss for Fiscal 2022 was primarily attributable to increased operating expenses, and decreased other income, partially offset by an increase in gross profit and a decrease in interest expense.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA is calculated taking net income and adding back the expenses related to interest, income taxes, depreciation, amortization, and stock-based compensation, each of which has been calculated in accordance with GAAP. Adjusted EBITDA was a loss of approximately $14,071,000 for the Fiscal 2022 compared to a loss of $11,100,000 for the Fiscal 2021.

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

A reconciliation of our Adjusted EBITDA to Net loss is included in the table below:

	Years Ended June 30,
	2022	2021
Net loss	$(15,609,000)	$(12,793,000)
Interest, net	252,000	622,000
Income tax provision	-	-
Depreciation and amortization	575,000	274,000
EBITDA	(14,782,000)	(11,897,000)
Stock-based compensation	711,000	797,000
Adjusted EBITDA	$(14,071,000)	$(11,100,000)

Liquidity and Capital Resources

Overview

As of June 30, 2022, we had a cash balance of $485,000 and an accumulated deficit of $81,814,000. For the year ended June 30, 2022, we had negative cash flow of $23.9 million. Historically our business has not generated sufficient cash to fund our operations. However, based on  our ability to recognize revenue from our existing backlog we anticipate increased revenues along with the planned improvements in our gross margin over the next twelve (12) months. Our planned gross margin improvement tasks include, but is not limited to, a plan to drive bill of material costs down while increasing price of our products for new orders. We have received new orders in fiscal year ended June 30, 2022, of approximately $65 million and believe through conversations with our customers that our anticipation of continued new order increases is probable.

We believe that our existing cash, together with $3.2 million that currently remains available under our $8.0 million revolving line of credit with Silicon Valley Bank (“SVB Credit Facility”), and $4.0 million available under the subordinated line of credit (“Subordinated LOC”) as of September 12, 2022, will be sufficient to meet our anticipated capital resources to fund planned operations for the next twelve (12) months. See “Future Liquidity Needs” below.

Cash Flow Summary

	Year Ended June 30,
	2022	2021

Net cash used in operating activities	$(23,893,000)	$(18,358,000)
Net cash used in investing activities	(797,000)	(1,102,000)
Net cash provided by financing activities	20,462,000	23,447,000
Net change in cash	$(4,228,000)	$3,987,000

Operating Activities

Net cash used in operating activities was $23,893,000 for Fiscal 2022, compared to net cash used in operating activities of $18,358,000 for Fiscal 2021. The primary usages of cash for the Fiscal 2022 were the net loss of $15,609,000 and increases in accounts receivable, inventory, and other assets, and decreases in accounts payable, accrued expenses and office lease payable, that were partially offset by increases in customer deposits, deferred revenue and non-cash operating costs. The primary usages of cash for the Fiscal 2021 were the net loss of $12,793,000, increases in accounts receivable, inventory, and other assets, and decreases in customer deposits, amount due to factoring facility, accrued interest, and office lease payable, that were partially offset by increases in accounts payable, accrued expenses, deferred revenue, and non-cash operating costs.

Investing Activities

Net cash used in investing activities for Fiscal 2022 was $797,000 and consisted primarily of the costs of internally developed software, purchase of furniture and office equipment, and warehouse equipment.

Net cash used in investing activities for Fiscal 2021 was $1,102,000 and consisted primarily of the costs of internally developed software, and purchases of furniture and office equipment, computer software, and warehouse equipment.

Financing Activities

Net cash provided by financing activities was $20,462,000 for Fiscal 2022, and primarily consisted of $13,971,000 in net proceeds from the issuance of common stock in the registered offering completed in September 2021, $4,889,000 in net borrowings under the SVB Credit Facility, and $1,602,000 in net proceeds from sales of common stock under our ATM Offering.

Net cash provided by financing activities was $23,447,000 for the Fiscal 2021, and primarily consisted of $10,698,000 in net proceeds from issuances of common stock in the public offering completed in August 2020, $3,200,000 from a private placement completed in July 2021, $12,102,000 in net proceeds from sales of common stock under our ATM Offering, and $55,000 proceeds from stock option and warrant exercises, which were partially offset by $2,580,000 in payments of outstanding related party borrowings, and $28,000 in payment of financing lease payable.

Future Liquidity Needs

We have evaluated our expected cash requirements over the next twelve (12) months, which include, but are not limited to, investments in additional sales and marketing and research and development, capital expenditures, and working capital requirements. We believe that our existing cash and additional funding available under our SVB Credit Facility, combined with funds available to us under our Subordinated LOC of up to $4.0 million will be sufficient to meet our anticipated capital resources to fund planned operations for the next twelve (12) months. As of September 12, 2022, $3.2 million remained available under the SVB Credit Facility and $4.0 million was available for future draws under the Subordinated LOC. In addition, to support our operations and anticipated growth, we intend to continue our efforts to secure additional capital from a variety of current and new sources including, but not limited to, sales of our equity securities. We also continue to execute our cost reduction, sourcing, pricing recovery initiatives in efforts to increase our gross margins and improve cash flow from operations.

Although management believes that our existing cash and the additional funding sources currently available to us under the lines of credit are sufficient to fund planned operations, our ability to draw funds from the line of credit are subject to certain restrictions and covenants. If we are unable to meet the conditions provided in the loan documents, the funds will not be available to us. In addition, should there be any delays in the receipts of key component parts, due in part to supply change disruptions, our ability to fulfil the backlog of sales orders will be negatively impacted resulting in lower availability of cash resources from operations. In that event, we may be required to raise additional funds by issuing equity or convertible debt securities. If such funds are not available when required, management will be required to curtail investments in additional sales and marketing and product development, which may have a material adverse effect on future cash flows and results of operations. In addition, any, unforeseen factors in the general economy beyond management’s control could potentially have negative impact on the planned gross margin improvement plan.

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2022 because of the material weaknesses identified in our internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. As of June 30, 2022, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). A Material weakness is a control deficiency (within the meaning of Public Company Accounting Oversight Board (United States) Auditing Standard No. 2) or a combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based on such assessment, management concluded that as of June 30, 2022, our internal control over financial reporting was not effective. Management has identified the following material weakness:

●	Ineffective oversight of the Company’s internal control over financial reporting and lack of sufficient review and approval of the underlying data used in the calculation of warranty reserve.

Planned Remediation

We are implementing measures designed to improve our internal control over financial reporting to remediate material weaknesses, including the following:

●	We are implementing additional control procedures to strengthen the oversight of the Company’s internal control over financial reporting through review and sign off by the senior management of all significant assumptions and estimates being used and the underlying the data used in producing financial schedules/estimates and financial reporting. We are also adding a second level of review and approval for all manual journal entries for significant estimates and assumptions made by management.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding the effectiveness of the Company’s internal control over financial reporting, as such report is not required due to the Company’s status as a smaller reporting company.

Change in Internal Control over Financial Reporting

Except as discussed above, there have been no changes in the Company’s internal controls over financial reporting during the fiscal quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

None.

ITEM 9C - DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENTS INSPECTIONS

Not Applicable.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers and Significant Employees

The following table and text set forth the names and ages of our current directors, executive officers and significant employees as of September 12, 2022. Our Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders or until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships among any of the directors and executive officers. From time to time, our directors have received compensation in the form of cash and equity grant for their services on the Board.

Name	Age	Position
Ronald F. Dutt	75	Director, Chief Executive Officer and President
Charles A. Scheiwe	56	Chief Financial Officer and Secretary
Michael Johnson	74	Director
Lisa Walters-Hoffert(1)(2)	64	Director
Dale Robinette(1)(3)	58	Director
Cheemin Bo-Linn (1)(4)	68	Director

(1)	Independent Director
(2)	Chairperson of the Audit Committee, Member of Compensation Committee and Governance Committee
(3)	Lead Independent Director, Chairperson of the Compensation Committee, Member of Audit Committee and Governance Committee
(4)	Ms. Bo-Linn was appointed to the Board on January 14, 2022. Ms. Bo-Linn is the Chairperson of the Nominating and Corporate Governance Committee (“Governance Committee”) and a Member of the Audit Committee and Compensation Committee.

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

Michael Johnson, Director. Mr. Johnson has been our director since July 12, 2012. Mr. Johnson has been a director of Flux Power since it was incorporated. Since 2002, Mr. Johnson has been a director and the chief executive officer of Esenjay Petroleum Corporation (Esenjay Petroleum), a Delaware company located in Corpus Christi, Texas, which is engaged in the business oil exploration and production. Mr. Johnson’s primary responsibility at Esenjay Petroleum is to manage the business and company as chief executive officer. Mr. Johnson is a director and beneficial owner of Esenjay Investments LLC, a Delaware limited liability company engaged in the business of investing in companies, and an affiliate of the Company owning approximately 28.0% of our outstanding shares, including common stock underlying options, and warrants that were exercisable or convertible or which would become exercisable or convertible within sixty (60) days. As a result of Mr. Johnson’s leadership and business experience, he is an industry expert in the natural gas exploration industry and brings a wealth of management and successful company building experience to the board. Mr. Johnson received a Bachelor of Science degree in mechanical engineering from the University of Southwestern Louisiana.

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

Cheemin Bo-Linn, Director. Ms. Bo-Linn was appointed to our board January 14, 2022. Ms. Bo-Linn is currently a director of Data I/O Corp (Nasdaq: DAIO), a company in advanced security and data deployment, since December 2021, as a director KORE Group Holdings, Inc. (NYSE: KORE), an Internet of Things (“IoT”) solutions and connectivity-as-a-service company since October 2021, and as a director of Blackline Safety Corp. (TSX: BLN), a Canadian public company specializing in advanced security and data deployment, since November 2020. In addition, Ms. Bo-Linn was the Chief Executive Officer of Peritus Partners, Inc., a valuation accelerator and information technology operations and consulting company, from 2013 to 2022. Ms. Bo-Linn experience include 20+ years in multiple senior executive roles with International Business Machines Corporation (NYSE: IBM), including leading global teams as IBM’s Vice-President, and has also held C-suite roles or board positions at small to midcap public and private companies. Ms. Bo-Linn holds a Doctorate in Education in “Computer-based Management Information Systems and Organizational Change” from the University of Houston. The Board believes that Dr. Bo-Linn’s extensive executive management and board experience in private and public companies qualifies her to serve on the Board of Directors.

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

On September 10, 2021, the Board adopted the Lead Independent Director Guidelines (“Guidelines.). The Guidelines provide that when the positions of Chief Executive Officer and Chairman of the Board are combined or the Chairman is not an independent director, the independent directors will appoint a lead independent director to serve with the authority and responsibility described in such Guidelines, and as the Board and/or the independent directors may determine from time to time. The Guidelines are available on our website at www.fluxpower.com.

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

Our Board has undertaken a review of the independence of each director and considered whether any director has a material relationship with us that could compromise the director’s ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, our Board determined that Ms. Walters-Hoffert, Ms. Bo-Linn and Mr. Robinette are independent directors as defined in the listing standards of NASDAQ and SEC rules and regulations. A majority of our directors are independent, as required under applicable NASDAQ rules. As required under applicable NASDAQ rules, our independent directors will meet in regularly scheduled executive sessions at which only independent directors are present.

Board Committees

Our Board has established an Audit Committee, a Compensation Committee, and a Nominating and Governance Committee. The composition and responsibilities of each of the committees is described below.

Audit Committee

The Audit Committee of the Board of Directors currently consists of three independent directors of which at least one, the Chairman of the Audit Committee, qualifies as a qualified financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Ms. Walters-Hoffert is the Chairperson of the Audit Committee and financial expert, and Mr. Robinette and Ms. Bo-Linn are the other directors who are members of the Audit Committee. The Audit Committee’s duties are to recommend to our Board of Directors the engagement of the independent registered public accounting firm to audit our consolidated financial statements and to review our accounting and auditing principles. The Audit Committee reviews the scope, timing and fees for the annual audit and the results of audit examinations performed by any internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The Audit Committee will at all times be composed exclusively of directors who are, in the opinion of our Board of Directors, free from any relationship that would interfere with the exercise of independent judgment as a committee member and who possess an understanding of consolidated financial statements and generally accepted accounting principles. Our Audit Committee operates under a written charter, which is available on our website at www.fluxpower.com.

Compensation Committee

The Compensation Committee establishes our executive compensation policy, determines the salary and bonuses of our executive officers and recommends to the Board stock option grants or other incentive equity awards for our executive officers. Mr. Robinette is the Chairperson of the Compensation Committee, and Ms. Walters-Hoffert and Ms. Bo-Linn are members of the Compensation Committee. Each of the members of our Compensation Committee are independent under NASDAQ’s independence standards for compensation committee members. Our chief executive officer often makes recommendations to the Compensation Committee and the Board concerning compensation of other executive officers. The Compensation Committee seeks input on certain compensation policies from the chief executive officer. Our Compensation Committee operates under a written charter, which is available on our website at www.fluxpower.com.

Nominating and Governance Committee

The Nominating and Governance Committee is responsible for matters relating to the corporate governance of our Company and the nomination of members of the Board and committees of the Board. Ms. Bo-Linn is Chairperson of the Nominating and Governance Committee, and Ms. Walters-Hoffert and Mr. Robinette are members. Each of the members of our Nominating and Governance Committee is independent under NASDAQ’s independence standards. The Nominating and Governance Committee operates under a written charter, which was amended on January 14, 2022. The Amended Nominating and Corporate Governance Committee Charter is available on our website at www.fluxpower.com.

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

ITEM 11 - EXECUTIVE COMPENSATION

Compensation for our Named Executive Officers

The following table sets forth information concerning all forms of compensation earned by our named executive officers during Fiscal 2022 and Fiscal 2021 for services provided to the Company and its subsidiary.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards(1) ($)	Option Awards(2) ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Ronald F. Dutt, Chief Executive	2022	$275,000	$55,055	$138,702	$-	$-	$-	$468,757
Officer, President, and Chairman	2021	$242,288	$133,525	$234,681	$-	$-	$-	$610,494

Charles A. Scheiwe	2022	$205,200	$28,757	$72,450	$-	$-	$-	$306,407
Chief Financial Officer and Corporate Secretary	2021	$187,635	$77,055	$124,853	$-	$-	$-	$389,543

Jonathan A. Berry	2022	$205,200	$-	$72,450	$-	$-	$-	$277,650
Former Chief Operating Officer(3)	2021	$188,077	$77,055	$124,853	$-	$-	$-	$389,985

(1)	Represent the fair value of the RSUs granted on grant date.
(2)	The grant date fair value was determined in accordance with the provisions of FASB ASC Topic No. 718 using the Black-Scholes valuation model with assumptions described in more detail in the notes to our audited financial statements included in this report.
(3)	Mr. Berry separated from the Company on August 12, 2022.

Benefit Plans

We do not have any profit sharing plan or similar plans for the benefit of our officers, directors or employees. However, we may establish such plan in the future.

Equity Compensation Plan Information

In connection with the reverse acquisition of Flux Power, Inc. in 2012, we assumed the 2010 Plan. As of June 30, 2022, the number of options outstanding to purchase common stock under the 2010 Plan was 21,944. No additional options to purchase common stock may be granted under the 2010 Plan.

On February 17, 2015, our shareholders approved our 2014 Equity Incentive Plan (“2014 Plan”), which was amended on July 23, 2018 and on November 5, 2020. The 2014 Plan authorizes the issuance of awards for up to 1,000,000 shares of our common stock in the form of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock units, restricted stock awards and unrestricted stock awards to officers, directors and employees of, and consultants and advisors to, the Company or its affiliates. No options were granted during Fiscal 2022 and 2021. We granted 250,786 and 153,177 restricted stock units under the 2014 Plan during Fiscal 2022 and 2021, respectively.

On April 29, 2021, at the Company’s annual stockholders meeting, the 2021 Equity Incentive Plan (the “2021 Plan”) was approved by our stockholders. The 2021 Plan authorizes the issuance of awards for up to 2,000,000 shares of our common stock in the form of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock units, restricted stock awards and unrestricted stock awards to officers, directors and employees of, and consultants and advisors to, the Company or its affiliates. No awards were granted under the 2021 Plan during Fiscal 2022 and 2021.”

As of June 30, 2022, we had 503,433 options outstanding and exercisable under the 2014 Plan and the 2010 Plan. In addition, as of June 30, 2022, we had 304,221 RSUs outstanding under the 2014 Plan. There were no options or RSUs issued or outstanding under the 2021 Plan as of June 30, 2022.

The following table sets forth certain information concerning unexercised options, stock that has not vested, and equity compensation plan awards outstanding as of June 30, 2022 for the named executive officers below:

	Option Awards (1)								Stock Awards
Name	Award Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Ronald Dutt	3/15/2019	50,000	-	-	$13.60	3/15/2029	-	$-	-	$-
	7/25/2018	33,527	-	-	19.80	7/25/2028	-	$-	-	$-
	6/29/2018	50,000	-	-	14.40	6/29/2028	-	$-	-	$-
	10/26/2017	50,000	-	-	4.60	10/26/2027	-	$-	-	$-
	12/22/2015	19,000	-	-	5.00	12/22/2025	-	$-	-	$-
	7/30/2013	17,500	-	-	10.00	7/29/2023	-	$-	-	$-
	11/12/2020	-	-	-	-	11/11/2030	6,607	$58,670	6,607	$58,670
	11/12/2020	-	-	-	-	11/11/2030	6,607	$58,670	6,607	$58,670
	11/12/2020	-	-	-	-	11/11/2030	13,214	$117,340	13,214	$117,340
	10/29/2021	-	-	-	-	10/29/2031	12,061	$69,350	12,061	$69,350
	10/29/2021	-	-	-	-	10/29/2031	12,061	$69,350	12,061	$69,350
Charles Scheiwe	3/15/2019	30,000	-	-	13.60	3/15/2029	-	$-	-	$-
	11/12/2020	-	-	-	-	11/11/2030	3,515	$31,213	3,515	$31,213
	11/12/2020	-	-	-	-	11/11/2030	3,515	$31,213	3,515	$31,213
	11/12/2020	-	-	-	-	11/11/2030	7,030	$62,426	7,030	$62,426
	10/29/2021	-	-	-	-	10/29/2031	6,300	$36,224	6,300	$36,224
	10/29/2021	-	-	-	-	10/29/2031	6,300	$36,224	6,300	$36,224
Jonathan Berry(2)	3/15/2019	24,375	5,625	5,625	13.60	3/15/2029	-	$-	-	$-
	6/29/2018	45,500	-	-	14.40	6/29/2028	-	$-	-	$-
	10/26/2017	22,500	-	-	4.60	10/26/2027	-	$-	-	$-
	11/12/2020	-	-	-	-	11/11/2030	3,515	$31,213	3,515	$31,213
	11/12/2020	-	-	-	-	11/11/2030	3,515	$31,213	3,515	$31,213
	11/12/2020	-	-	-	-	11/11/2030	7,030	$62,426	7,030	$62,426
	10/29/2021	-	-	-	-	10/29/2031	6,300	$36,224	6,300	$36,224
	10/29/2021	-	-	-	-	10/29/2031	6,300	$36,224	6,300	$36,224

(1)	The fair value of each option grant is estimated at the date of grant using the Black-Scholes option pricing model. Expected volatility is calculated based on the historical volatility of the Company’s stock. The risk free interest rate is based on the U.S. Treasury yield for a term equal to the expected life of the options at the time of grant. The fair value of each restricted stock unit is the fair value of the Company’s common stock on the grant date.
(2)	Mr. Berry separated from the Company on August 12, 2022.

Aggregated Option/Stock Appreciation Right (“SAR”) exercised and Fiscal year-end Option/SAR value table

Neither our executive officers nor the other individuals listed in the tables above, exercised options or SARs during Fiscal 2022.

Employment Agreements with Executive Officers

On February 12, 2021, we entered into an Amended and Restated Employment Agreement with the Company’s president and chief executive officer, Ronald F. Dutt (the “Dutt Employment Agreement”), which amends and restates the Employment Agreement effective December 11, 2012, as amended (the “Prior Agreement”). In addition to the inclusion of terms relating to change in control, termination, severance, benefits and the acceleration of vesting of options and restricted stock units upon certain events, the Dutt Employment Agreement memorialized Mr. Dutt’s continued services as the president and chief executive officer of the Company and its wholly-owned subsidiary, Flux Power, Inc. (“Flux Power”), and the terms pursuant to which he would provide such services. Pursuant to the terms of the Dutt Employment Agreement, Mr. Dutt’s current annual base salary is $275,000.

On February 12, 2021, we entered into an Employment Agreement with the Company’s chief financial officer, treasurer and secretary, Charles A. Scheiwe (the “Scheiwe Employment Agreement”). In addition to the inclusion of terms relating to change in control, termination, severance, benefits and the acceleration of vesting of options and restricted stock units upon certain events, the Employment Agreement memorialized Mr. Scheiwe’s continued services as the chief financial officer and secretary of the Company, and as chief financial officer/treasurer and secretary of Flux Power. Pursuant to the terms of the Scheiwe Employment Agreement, Mr. Scheiwe’s current annual base salary is $205,200.

Under their respective employment agreement, Messrs. Dutt and Scheiwe, among other things, are (i) eligible for annual target cash bonus and awards of restricted stock units or other equity-based incentive compensation consistent with his position as determined by the Board of Directors (the “Board”) and the Compensation Committee; (ii) entitled to reimbursement for all reasonable business expenses incurred in performing services; and (iii) entitled to certain severance and change of control benefits contingent upon such employee’s agreement to a general release of claims in favor of the Company following termination of employment. Messrs. Dutt and Scheiwe and are also eligible to participate in all customary employee benefit plans or programs generally made available to the senior executive officers. Messrs. Dutt and Scheiwe have each agreed to observe the terms of a standard confidentiality and non-compete agreement for a restricted period of two (2) years. Each of Messrs. Dutt and Scheiwe employment is “at-will” and may be terminated at any time for any reason.

Separation Agreement

On August 12, 2022, Jonathan Berry, the Company’s Chief Operating Officer, separated from the Company and entered into an Employee Separation and Release dated August 24, 2022 (“Separation Agreement”). Under the Separation Agreement, the Company agreed to provide Mr. Berry with certain payments and benefits comprising of: (i) a separation payment of two hundred five thousand two hundred dollars, less required withholdings, (ii) twenty-eight thousand nine hundred seven and 52/100 dollars, less require holdings, to defray costs for COBRA coverage, and (iii) reimbursement for an amount equal to twelve months for life insurance continuation (collectively, the “Separation Benefits”). In exchange for the Separation Benefits, among other things as set forth in the Separation Agreement, Mr. Berry agreed to a release of claims and waivers in favor of the Company and to certain restrictive covenant obligations, and also reaffirmed his commitment to comply with his existing restrictive covenant obligations.

Annual Bonus Plan

On November 5, 2020, the Board approved an annual cash bonus plan (the “Annual Bonus Plan”) which allows the Compensation Committee and/or the Board of the Company to set the amount of bonus each fiscal year and the performance criteria. Executive officers and all employees (other than part-time employees and temporary employees) are eligible to participate in the Annual Bonus Plan (“Participants”) as long as the Participant remains an active regular employee of the Company. The Annual Bonus Plan was effective for Fiscal 2021 and is effective each fiscal year thereafter (the “Plan Year”). For each Plan Year, the Compensation Committee establishes an aggregate amount of allocable Bonus under the Annual Bonus Plan and determines the performance goals applicable to a bonus during a Plan Year (the “Participation Criteria”). The Participation Criteria may differ from Participant to Participant and from bonus to bonus. The Participation Criteria for each Plan Year is based on the Company achieving certain performance targets based on annual revenue, gross margin, operating expense and new business development. All of the Company’s executive officers are eligible to participate in the Annual Bonus Plan.

Fiscal 2021

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

On June 30, 2021, the Compensation Committee of the Company amended the performance goals for the 2021 plan year (from July 1, 2020 through June 30, 2021) (the “2021 Plan Year”), under the Annual Cash Bonus Plan, which was previously approved by the Compensation Committee on November 5, 2020. The performance goals for the 2021 Plan Year were amended to the Company achieving certain performance targets measured by annual revenue, gross margin and new business development. The Compensation Committee made the equitable adjustment to better align the objectives and activities of the Company’s executives and employees with the goals of the Company during a very challenging 2021 Plan Year.

On June 30, 2021, the Compensation Committee approved an addendum to the Performance Restricted Stock Unit Award under the 2014 Equity Incentive Plan approved by the Compensation Committee on November 5, 2020 to provide clarification for the calculation of vesting

Fiscal 2022

For the Company’s fiscal year ending on June 30, 2022, or Fiscal 2022, the performance goals applicable to a bonus are based on the Company achieving certain targets based on the Company’s annual revenue, gross margin, EBITDAS (earnings before interest expense (excluding interest income), taxes, depreciation, amortization and stock compensation expense in accordance with U.S. GAAP), new strategic customers, demonstrated direct cost reduction and working capital and inventory turnover (the “Financial Targets”) and additional bonus amounts if the Company’s financial results exceeds certain thresholds of the Financial Targets.

On October 29, 2021, the Compensation Committee approved target cash bonuses under the Annual Cash Bonus Plan for Fiscal 2022 to the following executive officers, which target bonus was calculated based on percentage of the executive’s current base salary:

Name	Position	Current Base Salary	Percentage of Salary	Target Cash Bonus (“TCB”)	Maximum Payout(1)
Ronald F. Dutt	Chief Executive Officer	$275,000	50%	$137,500	$165,000
Charles Scheiwe	Chief Financial Officer	$205,200	35%	$71,820	$86,184
Jonathan Berry	Chief Operating Officer	$205,200	35%	$71,820	$86,184

(1)	There are no bonus caps for achieving above set revenue target and gross margin target. If actual results exceed 100% of revenue target and/or gross margin target, every 1% of revenue target and/or gross margin target would result in an increase in bonus equal to 0.2% of the TCB for such executive officers.

Amendment to 2014 Plan

On November 5, 2020, the Board approved an amendment to the 2014 Plan as amended to include the right to grant Restricted Stock Units (“RSUs”). All of the Company’s executive officers are eligible to participate in the 2014 Plan.

Restricted Stock Unit Grants

Fiscal 2021 Grants

On November 5, 2020, the Board approved the grant of RSUs under the 2014 Option Plan to certain employees of the Company. The RSUs are subject to the terms and conditions provided in (i) the form of Restricted Stock Unit Award Agreement which is time based (“Time Based Awards”), and (ii) the form of Performance Restricted Stock Unit Award Agreement which is performance based (“Performance Based Awards”). In addition, the Compensation Committee approved the grant of one-time retention based RSUs pursuant to the form of the Restricted Stock Unit Award Agreement (“Retention Awards”).

The following named executive officers of the Company were granted RSUs under the 2014 Option Plan in the amounts and according to the vesting schedule indicated below:

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

Fiscal 2022 Grants

On October 29, 2021, the Compensation Committee approved the grant of Restricted Stock Units (“RSUs”) under the Company’s 2014 Equity Incentive Plan (the “2014 Plan”) to certain employees of the Company or its subsidiary, Flux Power, Inc. The RSUs are subject to the terms and conditions provided in (i) the form of Restricted Stock Unit Award Agreement which is time based (“Time Based Awards”), and (ii) the form of Performance Restricted Stock Unit Award Agreement which is performance based (“Performance Based Awards”). The following named executive officers of the Company were granted RSUs under the 2014 Plan in the amounts and according to the vesting schedule indicated below:

Time Based Awards:

Name	Position	No. of RSUs	Vesting Schedule
Ronald F. Dutt	Chief Executive Officer	12,061	Vest annually over 3 years with the first vest date on October 27, 2022
Charles Scheiwe	Chief Financial Officer	6,300	Vest annually over 3 years with the first vest date on October 27, 2022
Jonathan Berry	Chief Operating Officer	6,300	Vest annually over 3 years with the first vest date on October 27, 2022

Performance Based Awards:

Name	Position	No. of RSUs Maximum Grant	Vesting Schedule
Ronald F. Dutt	Chief Executive Officer	18,092	Three years from grant upon meeting performance target*
Charles Scheiwe	Chief Financial Officer	9,450	Three years from grant upon meeting performance target *
Jonathan Berry	Chief Operating Officer	9,450	Three years from grant upon meeting performance target *

* The performance target for the RSU to be based on EBITDAS (earnings before interest expense (excluding interest income), taxes, depreciation, amortization and stock compensation expense in accordance with U.S. GAAP) for the second half of the Company’s fiscal year ending June 30, 2022.

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

Compensation of Non-Executive Directors

In December 2020, pursuant to the recommendation and advice of the Committee, the Board approved the annual compensation package for non-executive directors of the Company for calendar year 2021 as follows:

	Independent Non-Executive Director	Position	Base Retainer	Chair Fee	Total Comp

Lisa Walters-Hoffert	X	Audit Chair	$50,000	$7,500	$57,500
Dale Robinette	X	Compensation Chair	$50,000	$5,000	$55,000
John A. Cosentino Jr.(1)	X	Governance Chair	$50,000	$5,000	$55,000
Michael Johnson		Board Member	$50,000	$-	$50,000

(1) Former director

On January 14, 2022, pursuant to the recommendation and advice of the Compensation Committee of the Board of the Company, the Board approved the following annual compensation package for non-executive directors of the Company for calendar year 2022, as follows:

Name	Independent Non-Executive Director	Position	Base Retainer (cash)	Chair Fee (cash)		Lead Independent Director (cash)

Lisa Walters-Hoffert	X	Audit Chair	$50,000	$7,500		$-
Dale Robinette	X	Compensation Chair	$50,000	$5,000		$20,000
John A. Cosentino Jr.(1)	X	Governance Chair	$50,000	$5,000	(1)	$-
Cheemin Bo-Linn (2)	X	Board Member	$50,000	$-		$-
Michael Johnson		Board Member	$50,000	$-		$-

(1) Mr. Cosentino resigned as our director on March 1, 2022. As appreciation for Mr. Cosentino’s board services, the Board approved to (i) accelerate the vesting of the following securities the Board granted in connection with his board services: 435 unvested options and 4,578 restricted stock awards, and (iii) pay his board fees for 3rd quarter of Fiscal 2022.

(2) Dr. Bo-Linn was appointed as Chairperson of the Governance Committee on March 3, 2022. For Dr. Bo-Linn’s services as Chairperson, she is entitled to a Chair Fee of $5,000 for calendar year 2022.

Equity Component of Non-Executive Director Compensation

In addition, our directors are eligible to receive an annual equity grant of RSUs. Pursuant to grants approved by our Board at the recommendation of the Compensation Committee in April 2021 and 2022, our non-executive directors were granted RSUs under the 2014 Plan. The number of RSUs granted to each non-executive director was equal to the amount of $50,000 divided by the fair market value of the RSUs, with all RSUs subject to vesting restrictions. The fair market value of the RSUs was determined by applying a 10-day volume weighted average stock price prior to the grant issuance date.

In April 2021, each of our non-executive directors were granted 4,578 RSUs, of which 1/3 of the RSUs vested on April 29, 2022, and each subsequent 1/3 to vest every twelve (12) months thereafter until fully vested. In April 2022, each of our non-executive directors were granted 17,793 RSUs which are subject to fully vest on April 28, 2023. In addition, in August 2022, as compensation for board services provided during the last quarter of Fiscal 2022, Ms. Bo-Linn was granted 5,034 RSUs, of which 1/3 vested immediately, each of the remaining 1/3 of the RSUs will vest on April 29, 2023, and April 29, 2024. Ms. Bo-Linn’s s grant was consistent with the standard equity component of Non-Executive Director Compensation Package as approved by the Board.

Director Compensation Table

Below is summary of compensation accrued or paid to our non-executive directors during Fiscal 2022 and Fiscal 2021. Mr. Dutt, our chief executive officer and president, received no compensation for his service as a director and is not included in the table. The compensation Mr. Dutt receives as an employee of the Company is included in the section titled “Executive Compensation.”

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards(2) ($)	Option Awards(3) ($)	All Other Compensation ($)	Total ($)

Lisa Walters-Hoffert	2022	$57,500	50,000	$-	-	$107,500
	2021	58,125	50,000	-	-	108,125

Dale Robinette	2022	$65,000	50,000	$-	-	$115,000
	2021	55,625	50,000	-	-	105,625

John A. Cosentino Jr.(1)	2022	$41,250	-	$-	-	$41,250
	2021	55,000	50,000	-	-	105,000

Michael Johnson	2022	$50,000	50,000	$-	-	$100,000
	2021	42,500	50,000	-	-	92,500

Cheemin Bo-Linn (4)	2022	$26,667	50,000	$-	-	$76,667

(1)	Mr. Cosentino resigned as our director on March 1, 2022.
(2)	Represent the fair value of the RSUs granted using the volume weighted average price of the ten days of trading prior to grant date.
(3)	The amounts shown in this column represent the full grant date fair value of the award granted, excluding any as computed in accordance with Financial Accounting Standards Board (“FASB”).
(4)	Ms. Bo-Linn joined our board of director on January 14, 2022.

The following table shows the aggregate number of vested stock options held by our non-employee directors as of June 30, 2022 and June 30, 2021:

Name	Year	Vested Stock Options

Lisa Walters-Hoffert	2022	3,948
	2021	2,467

Dale Robinette	2022	3,948
	2021	2,467

Cheemin Bo-Linn (1)	2022	-

Michael Johnson	2022	12,948
	2021	10,904

John A. Cosentino Jr. (2)	2022	-
	2021	-

(1)	Ms. Bo-Linn joined our board of director on January 14, 2022.
(2)	Mr. Cosentino resigned as our director on March 1, 2022.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

BENEFICIAL OWNERSHIP

Security Ownership of Principal Stockholders and Management

As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Exchange Act, as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose of or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, subject to community property laws where applicable. As of September 12, 2022, we had a total of 15,998,336 shares of common stock issued and outstanding.

The following table sets forth, as of September 12, 2022, information concerning the beneficial ownership of shares of our common stock held by our directors, our named executive officers, our directors and executive officers as a group, and each person known by us to be a beneficial owner of more than five percent (5%) of our outstanding common stock. Unless otherwise indicated, the business address of each of our directors, executive officers and beneficial owners of more than five percent (5%) of our outstanding common stock is c/o Flux Power Holdings, Inc., 2685 S. Melrose Drive, Vista, California 92081. Each person has sole voting and investment power with respect to the shares of our common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned		% of Ownership
Officers and Directors
Michael Johnson, Director	4,478,703	(2)	28.0%
Ronald Dutt, Chief Executive Officer, President, and Director	250,408	(3)	1.5%
Charles A Scheiwe, Chief Financial Officer and Secretary	40,118	(4)	*
Cheemin Bo-Linn, Director	1,678	(5)	*
Lisa Walters-Hoffert, Director	5,474	(6)	*
Dale Robinette, Director	5,474	(7)	*
All Officers and Directors as a group (6 people)	4,781,855		29.4%

5% Stockholders
Cleveland Capital Management L.L.C. 1250 Linda Street, Suite 304 Rocky River, OH 44116	811,419	(8)	5.1%

* Represents less than 1% of shares outstanding.

(1)	All addresses above are 2685 S. Melrose Drive, Vista, California 92081, unless otherwise stated.
(2)	Includes 4,465,755 shares of common stock held by Esenjay Investments, LLC, of which Mr. Johnson is the sole director and beneficial owner, and (ii) 12,948 shares of common stock issuable to Mr. Johnson upon exercise of stock options.
(3)	Includes 26,360 shares of common stock and 224,048 shares of common stock issuable upon exercise of stock options and settlement of vested RSUs.
(4)	Includes 8,018 shares of common stock and 32,100 shares of common stock issuable upon exercise of stock options and settlement of vested RSUs.
(5)	Includes 1,678 shares of common stock.
(6)	Includes 1,526 shares of common stock and 3,948 shares of common stock issuable upon exercise of stock options.
(7)	Includes 1,526 shares of common stock and 3,948 shares of common stock issuable upon exercise of stock options.
(8)	Based on Amendment No. 5 to Schedule 13G filed jointly by Cleveland, Wade Massad and Cleveland Capital Management, L.L.C. with the SEC on February 14, 2022. Reflects 811,419 shares of common stock beneficially owned by certain private funds managed by Cleveland Capital Management, L.L.C., or by its principals.

* Represents less than 1% of shares outstanding.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following includes a summary of certain relationships and transactions, including transactions since July 1, 2020 to September 12, 2022 and any currently proposed transactions, to which we were or are to be a participant, in which (1) the amount involved exceeded or will exceed the lesser of (i) $120,000 or (ii) one percent (1%) of the average of our total assets for the last two completed fiscal years, and (2) any of our directors, executive officers or holders of more than five percent (5%) of our capital stock, or any affiliate or member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest other than compensation and other arrangements that are described under the section titled “Executive Compensation.”

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

Subordinated Line of Credit Facility

On May 11, 2022, we entered into a Credit Facility Agreement (the “Subordinated LOC”) with Cleveland Capital, L.P. (“Cleveland”), Herndon Plant Oakley, Ltd., (“HPO”), and other lenders (together with Cleveland and HPO, the “Lenders”). The Subordinated LOC provides us with a short-term line of credit (the “LOC”) not less than $3,000,000 and not more than $5,000,000, the proceeds of which shall be used by us for working capital purposes. As of June 30, 2022, the Lenders committed an aggregate of $4,000,000.

In connection with entry into the Subordinated LOC, we paid to each Lender a one-time committee fee in cash equal to 3.5% of such Lender’s Commitment Amount. In addition, in consideration of the Lenders’ commitment to provide the Advances to us, we issued the Lenders five-year warrants to purchase an aggregate of 128,000 shares of common stock at an exercise price of $2.53 per share that are, subject to certain ownership limitations, exercisable immediately.

Pursuant to a selling agreement, dated as of May 11, 2022, the Company retained HPO as its placement agent in connection with the Subordinated LOC. As compensation for services rendered in conjunction with the Subordinated LOC, the Company paid HPO a finder fee equal to 3% of the commitment amount from each such Lender placed by HPO in cash.

2020 Private Placement

From April 2020 to July 2020, pursuant to private placement offerings, we sold and issued an aggregate of 1,141,250 shares of common stock, at $4.00 per share, for an aggregate purchase price of $4,565,000 in cash to twenty-seven (27) accredited investors. Esenjay, our major stockholder and an entity controlled by our director, Mr. Johnson, participated in the offering in the amount of $300,000. In addition, Mr. Cosentino, a former director, also participated in the offering in the amount of $250,000.

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

In August 2020, we paid down an aggregate principal amount of approximately $1,402,000 of the outstanding balance under the LOC. On August 31, 2020, we entered into the Third Amended and Restated Credit Facility Agreement (“Third Amended and Restated Facility Agreement”) pursuant to which we (i) extended the maturity date to September 30, 2021, and (ii) allowed for the transfer of outstanding obligations under the Esenjay Note of approximately $564,000 into the LOC as noted above. In November 2020, lenders holding an aggregate of approximately $2,161,000 in principal and accrued interest elected to convert their notes into 540,347 shares of common stock at a price of $4.00 per share. In January and March 2021, the lenders holding an aggregate of approximately $2,632,000 in principal and accrued interest elected to convert their notes into 658,103 shares of common stock at a price of $4.00 per share of which approximately $1,045,000 was held by Esenjay and converted to 261,133 shares of common stock.

On June 10, 2021, we repaid all obligations in full and without additional fees or termination penalties, and the Third Amended and Restated Credit Facility Agreement and the related Second Amended and Restated Security Agreement were terminated.

Cleveland Loan

On July 3, 2019, we entered into a loan agreement with Cleveland, pursuant to which Cleveland agreed to loan the Company $1,000,000 (the “Cleveland Loan”) and issued Cleveland an unsecured short-term promissory note in the amount of $1,000,000 (the “Unsecured Promissory Note”). The Unsecured Promissory Note had an interest rate of 15.0% per annum and was originally due on September 1, 2019, unless repaid earlier from a percentage of proceeds from certain identified accounts receivable. In connection with the Cleveland Loan, we issued Cleveland a three-year warrant (the “Cleveland Warrant”) to purchase the Company’s common stock in a number equal to 0.5% of the number of shares of common stock outstanding after giving effect to the shares of common stock sold in a contemplated public offering and with an exercise price equal to the per share price of the common stock sold in the public offering.

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

On July 9, 2020, we made a payment to Cleveland in the amount of $200,000 as a partial payment of the Cleveland Loan. On July 27, 2020, in connection with the outstanding loan from Cleveland to us in the principal amount of $957,000, we entered into the Eighth Amendment to the Unsecured Promissory Note which extended the maturity date from July 31, 2020 to August 31, 2020, and capitalized all accrued and unpaid interest as of July 27, 2020 to the principal amount. On August 19, 2020, we paid Cleveland the entire remaining principal balance due under the Cleveland Loan, together with all accrued interest payable as of August 19, 2020, in an aggregate amount of approximately $978,000.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditor

For the fiscal years ended June 30, 2022 and 2021, the Company’s independent public accounting firm was Baker Tilly US, LLP (formerly Squar Milner LLP, which, effective as of November 1, 2020, merged with Baker Tilly US, LLP).

Fees Paid to Principal Independent Registered Public Accounting Firm

The aggregate fees billed by our Independent Registered Public Accounting Firm, for the fiscal years ended June 30, 2022 and 2021 are as follows:

	2022	2021
Audit fees(1)	$131,000	$107,000
Audit related fees(2)	22,000	103,000
Tax fees(3)	-	-
All other fees(4)	-	-
Total	$153,000	$210,000

(1)	Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and the review of our quarterly financial statements and those services normally provided in connection with statutory or regulatory filings or engagements including comfort letters, consents and other services related to SEC matters. This information is presented as of the latest practicable date for this annual report.

(2)	Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees.”

(3)	Baker Tilly US, LLP did not provide us with tax compliance, tax advice or tax planning services.

(4)	All other fees include fees billed by our independent auditors for products or services other than as described in the immediately preceding three categories. No such fees were incurred during the fiscal years ended June 30, 2022 or 2021.

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

(a) (1) Financial Statements

The following financial statements of Flux Power Holdings, Inc., and Report of Baker Tilly US, LLP, independent registered public accounting firm, are included in this report:

(2) Financial Statement Schedules: All schedules have been omitted because the required information is included in the financial statements or notes thereto or because they are not required.

(3) Exhibits:

The exhibits required by Item 601 of Regulation S-K are listed in subparagraph (b) below.

(b) The following exhibits are filed as part of this Report

Exhibit No.	Description

2.1	Securities Exchange Agreement dated May 18, 2012. Incorporated by reference to Exhibit 2.1 on Form 8-K filed with the SEC on May 24, 2012.
2.2	Amendment No. 1 to the Securities Exchange Agreement dated June 13, 2012. Incorporated by reference to Exhibit 2.2 on Form 8-K filed with the SEC on June 18, 2012.
3.1	Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 on Form 8-K filed with the SEC on February 19, 2015.
3.2	Amended and Restated Bylaws of Flux Power Holdings, Inc. Incorporated by reference to Exhibit 3.1 on Form 8-K filed with the SEC on May 31, 2012.
3.3	Certificate of Amendment to Articles of Incorporation. Incorporated by reference to Exhibit 3.1 on Form 8-K filed with the SEC on August 18, 2017.
3.4	Certificate of Change. Incorporated by reference to Exhibit 3.1 on Form 8-K filed with the SEC on July 12, 2019.
4(vi)	Description of Securities. Incorporated by reference to Exhibit 4(vi) on Form 10-K filed with the SEC on September 28, 2020.
4.1	Form of Warrant. Incorporated by reference to Exhibit 4.1 on Form 8-K filed with the SEC on September 23, 2021.
4.2	Form of Warrant Certificate. Incorporated by reference to Exhibit 4.1 on Form 8-K filed with the SEC on May 13, 2022.
4.3	Warrant to Purchase Stock issued to Silicon Valley Bank, dated June 23, 2022. Incorporated by reference to Exhibit 4.1 on Form 8-K filed with the SEC on June 28, 2022.
10.1#	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on April 9, 2019.
10.2	Lease Agreement dated April 25, 2019. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on April 30, 2019.

10.3	First Amendment to Standard Industrial/Commercial Multi Tenant Lease with Accutek dated March 1, 2020. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on March 5, 2020.
10.4	Form of Representative Warrant. Incorporated by reference to Exhibit 10.1 on Form 10-Q filed with the SEC on November 12, 2020.
10.5#	Flux Power Holdings, Inc. 2010 Stock Plan: Form of Stock Option Agreement. Incorporated by reference to Exhibit 10.6 on Form 8-K filed with the SEC on June 18, 2012.
10.6#	2014 Equity Incentive Plan. Incorporated by reference to Exhibit 10.23 on Form 10-Q filed with the SEC on May 15, 2015.
10.7#	Amendment to the Flux Power Holdings Inc. 2014 Equity Incentive Plan. Incorporated by reference to Exhibit 10.20 on Form 10-K filed with the SEC on September 27, 2018.
10.8#	Amendment No. 2 to the Flux Power Holdings Inc. 2014 Equity Incentive Plan Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on November 9, 2020.
10.9#	Form of Restricted Stock Unit Award Agreement. Incorporated by reference to Exhibit 10.2 on Form 8-K filed with the SEC on November 9, 2020.
10.10#	Form of Performance Restricted Stock Unit Award Agreement. Incorporated by reference to Exhibit 10.3 on Form 8-K filed with the SEC on November 9, 2020.
10.11#	Annual Cash Bonus Plan. Incorporated by reference to Exhibit 10.4 on Form 8-K filed with the SEC on November 9, 2020.
10.12	Loan and Security Agreement with Silicon Valley Bank. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on November 12, 2020.
10.13	Intellectual Property Security Agreement. Incorporated by reference to Exhibit 10.2 on Form 8-K filed with the SEC on November 12, 2020.
10.14#	Amended and Restated Employment Agreement by and between Flux Power Holdings, Inc. and Ronald F. Dutt. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on February 17, 2021.
10.15#	Employment Agreement by and between Flux Power Holdings, Inc. and Charles A. Scheiwe. Incorporated by reference to Exhibit 10.2 on Form 8-K filed with the SEC on February 17, 2021.
10.16#	2021 Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on May 4, 2021.
10.17#	Form of Restricted Stock Unit Award Agreement – Non-Executive Director. Incorporated by reference to Exhibit 10.2 on Form 8-K filed with the SEC on May 4, 2021.
10.18	Form of Securities Purchase Agreement. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on September 23, 2021.
10.19#	Form of Performance Restricted Stock Unit Award. Incorporated by reference to Exhibit 10.3 on Form 8-K filed with the SEC on November 2, 2021
10.20	First Amendment to Loan and Security Agreement with Silicon Valley Bank. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on November 3, 2021
10.21	Credit Facility Agreement dated May 11, 2022. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on May 13, 2022.
10.22	Form of Subordinated Unsecured Promissory Note. Incorporated by reference to Exhibit 10.2 on Form 8-K filed with the SEC on May 13, 2022.
10.23	Second Amendment to Loan and Security Agreement with Silicon Valley Bank. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on June 28, 2022.
10.24#	Employee Separation and Release with Jonathan Berry dated August 24, 2022. Incorporated by reference to Exhibit 10.1 on Form 8-K/A filed with the SEC on August 26, 2022.
14.1	Code of Business Conduct and Ethics. Incorporated by reference to Exhibit 99.4 on Form 8-K filed with the SEC on July 2, 2019.
21.1	Subsidiaries. Incorporated by reference to Exhibit 21.1 on Form 8-K filed with the SEC on June 18, 2012
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.
31.2*	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.
32.1*	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.
32.2*	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.
101.INS*	XBRL Instance Document*
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
#	Indicates management contract or compensatory plan or arrangement.

ITEM 16 – FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Flux Power Holdings, Inc.

Dated: September 27, 2022	By:	/s/ Ronald F. Dutt
Ronald F. Dutt
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Charles A. Scheiwe
Charles A. Scheiwe
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald F. Dutt	Director, Chief Executive Officer,	September 27, 2022
Ronald F. Dutt	President and Director (Principal Executive Officer)

/s/ Charles A. Scheiwe	Chief Financial Officer	September 27, 2022
Charles A. Scheiwe	(Principal Financial Officer)

/s/ Michael Johnson	Director	September 27, 2022
Michael Johnson

/s/ Cheemin Bo-Linn	Director	September 27, 2022
Cheemin Bo-Linn

/s/ Lisa Walters-Hoffert	Director	September 27, 2022
Lisa Walters-Hoffert

/s/ Dale Robinette	Director	September 27, 2022
Dale Robinette

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Flux Power Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Flux Power Holdings, Inc. (the “Company”) as of June 30, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows, for the years then ended, and the related notes to the consolidated financial statements (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Going Concern Assessment

Critical Audit Matter Description

As described in Note 2 to the consolidated financial statements, the financial statements have been prepared assuming the Company will continue as a going concern. For the year ended June 30, 2022, the Company generated negative cash flows from operations of $23.9 million and had an accumulated deficit of $81.8 million. Historically the Company has not generated sufficient cash to fund its operations. The Company has concluded that management’s plans and forecasts illustrate their ability to meet the obligations through revenue growth and cost reductions as well as available financing under existing debt agreements, which alleviates the substantial doubt about the entity’s ability to continue as a going concern.

We identified management’s assessment of the Company’s ability to continue as a going concern as a critical audit matter due to the high degree of auditor judgment and related to the reasonableness of the cash flow forecasts and assumptions used in the Company’s going concern analysis.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

●	Reviewing and evaluating management’s plans for dealing with the adverse effects of the conditions and events.

●	Testing the completeness, accuracy, and relevance of underlying data used by management in the cash flow forecast

●	Evaluating the reasonableness of management’s significant assumptions and judgments used in the preparation of the forecast

●	Obtaining audit evidence supporting the reasonableness of management’s assumptions, including consideration of contrary evidence impacting managements forecasts.

●	Performing sensitivity analysis regarding the significant assumptions used by management including revenue growth, operating expenses, and gross margin improvements.

●	Corroborating management assertions related to the significant assumptions to audit evidence obtained during the course or our audit.

●	Testing the availability of the sources of financing utilized in the forecast, including financing in place as of the report date, and the related covenants.

●	Evaluating the adequacy of the disclosure included in the notes to the financial statements.

BAKER TILLY US, LLP

/s/ BAKER TILLY US, LLP

We have served as the Company’s auditor since 2012.

San Diego, California

September 27, 2022

FLUX POWER HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2022	June 30, 2021

ASSETS

Current assets:
Cash	$485,000	$4,713,000
Accounts receivable	8,609,000	6,097,000
Inventories	16,262,000	10,513,000
Other current assets	1,261,000	417,000
Total current assets	26,617,000	21,740,000

Right of use asset	2,597,000	3,035,000
Property, plant and equipment, net	1,578,000	1,356,000
Other assets	89,000	131,000

Total assets	$30,881,000	$26,262,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,645,000	$7,175,000
Accrued expenses	2,209,000	2,583,000
Revolving line of credit	4,889,000	-
Deferred revenue	163,000	24,000
Customer deposits	175,000	171,000
Office lease payable, current portion	504,000	435,000
Accrued interest	1,000	2,000
Total current liabilities	14,586,000	10,390,000

Long term liabilities:
Office lease payable, less current portion	2,361,000	2,866,000

Total liabilities	16,947,000	13,256,000

Stockholders’ equity:
Preferred stock, $0.001 par value; 500,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 30,000,000 shares authorized; 15,996,658 and 13,652,164 shares issued and outstanding at June 30, 2022 and June 30, 2021, respectively	16,000	14,000
Additional paid-in capital	95,732,000	79,197,000
Accumulated deficit	(81,814,000)	(66,205,000)
Total stockholders’ equity	13,934,000	13,006,000
Total liabilities and stockholders’ equity	$30,881,000	$26,262,000

The accompanying notes are an integral part of these consolidated financial statements.

FLUX POWER HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended June 30,
	2022	2021
Revenues	$42,333,000	$26,257,000
Cost of sales	35,034,000	20,467,000

Gross profit	7,299,000	5,790,000

Operating expenses:
Selling and administrative	15,515,000	12,599,000
Research and development	7,141,000	6,669,000
Total operating expenses	22,656,000	19,268,000

Operating loss	(15,357,000)	(13,478,000)

Other income (expense):
Other income	-	1,307,000
Interest expense	(252,000)	(622,000)

Net loss	$(15,609,000)	$(12,793,000)

Net loss per share - basic and diluted	$(1.01)	$(1.08)

Weighted average number of common shares outstanding - basic and diluted	15,439,530	11,796,217

The accompanying notes are an integral part of these consolidated financial statements.

FLUX POWER HOLDING, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional
	Shares	Capital Stock Amount	Paid-in Capital	Accumulated Deficit	Total
Balance at June 30, 2021	13,652,164	$14,000	$79,197,000	$(66,205,000)	$13,006,000

Issuance of common stock and warrants - registered direct offering, net of costs	2,142,860	2,000	13,969,000	-	13,971,000
Issuance of common stock - public offering, net of costs	190,782	-	1,602,000	-	1,602,000
Issuance of common stock, exercised options and RSU settlement	10,852	-	-	-	-
Fair value of warrants issued	-	-	253,000	-	253,000
Stock-based compensation	-	-	711,000	-	711,000
Net loss	-	-	-	(15,609,000)	(15,609,000)
Balance at June 30, 2022	15,996,658	$16,000	$95,732,000	$(81,814,000)	$13,934,000

	Common Stock		Additional
	Shares	Capital Stock Amount	Paid-in Capital	Accumulated Deficit	Total
Balance at June 30, 2020	7,420,487	$7,000	$46,985,000	$(53,412,000)	$(6,420,000)

Issuance of common stock - exercised options and warrants	55,195	-	55,000	-	55,000
Fair value of warrants issued	-	-	174,000	-	174,000
Issuance of common stock, net of costs	4,078,032	4,000	22,796,000	-	22,800,000
Issuance of common stock - private placement transactions, net	800,000	1,000	3,199,000	-	3,200,000
Issuance of Common Stock - Debt Conversion	1,298,450	2,000	5,191,000	-	5,193,000
Stock-based compensation	-	-	797,000	-	797,000
Net loss	-	-	-	(12,793,000)	(12,793,000)
Balance at June 30, 2021	13,652,164	$14,000	$79,197,000	$(66,205,000)	$13,006,000

The accompanying notes are an integral part of these consolidated financial statements.

FLUX POWER HOLDING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended June 30,
	2021	2021
Cash flows from operating activities:
Net loss	$(15,609,000)	$(12,793,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	575,000	274,000
Stock-based compensation	711,000	797,000
PPP Loan principal and accrued interest forgiveness	-	(1,307,000)
Fair value of warrants issued as debt discount cost	253,000	174,000
Noncash interest expense	-	426,000
Noncash rent expense	438,000	400,000
Allowance for inventory reserve	61,000	(195,000)
Amortization of prepaid offering costs	-	547,000
Changes in operating assets and liabilities:
Accounts receivable	(2,512,000)	(3,028,000)
Inventories	(5,810,000)	(5,062,000)
Other current assets	(802,000)	(134,000)
Accounts payable	(530,000)	2,527,000
Accrued expenses	(374,000)	1,183,000
Due to factor	-	(469,000)
Deferred revenue	139,000	20,000
Accrued interest	(1,000)	(38,000
Office lease payable	(436,000)	(288,000)
Customer deposits	4,000	(1,392,000)
Net cash used in operating activities	(23,893,000)	(18,358,000)

Cash flows from investing activities
Purchases of equipment	(797,000)	(1,102,000)
Net cash used in investing activities	(797,000)	(1,102,000)

Cash flows from financing activities:
Proceeds from the issuance of common stock in registered direct offering, net of offering costs	13,971,000	-
Proceeds from the issuance of common stock in public offering, net of offering costs	1,602,000	22,855,000
Proceeds from the issuance of common stock in private placement	-	3,200,000
Proceeds from revolving line of credit	8,450,000	700,000
Payment of short-term loan - related party	-	(1,178,000)
Payment of line of credit - related party	-	(1,402,000)
Payment of revolving line of credit	(3,561,000)	(700,000)
Principal payments of financing lease payable	-	(28,000)
Net cash provided by financing activities	20,462,000	23,447,000

Net change in cash	(4,228,000)	3,987,000
Cash, beginning of period	4,713,000	726,000

Cash, end of period	$485,000	$4,713,000

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

Common stock issued for conversion of related party debt	$-	$5,193,000
Accrued interest converted into principal	$-	$358,000
Common stock issued for vested RSUs	$21,000	$-
Supplemental cash flow information:
Interest paid	$151,000	$59,000

The accompanying notes are an integral part of these consolidated financial statements.

FLUX POWER HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 and 2021

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

Liquidity Considerations

The accompanying financial statements and notes have been prepared assuming the Company will continue as a going concern. For the year ended June 30, 2022, the Company generated negative cash flows from operations of $23.9 million and had an accumulated deficit of $81.8 million. Management has evaluated the Company’s expected cash requirements over the next twelve (12) months, including investments in additional sales and marketing and research and development, capital expenditures, and working capital requirements. Management believes the Company’s existing cash and funding available under the SVB Credit Facility and the Subordinated LOC, along with the forecasted gross margin will be sufficient to meet the Company’s anticipated capital resources to fund planned operations for the next twelve (12) months.

Historically the Company has not generated sufficient cash to fund its operations. Based on the Company’s ability to recognize revenue from its existing backlog, management anticipates increased revenues along with the planned improvements in its gross margin over the next twelve (12) months. The planned gross margin improvement tasks include, but is not limited to, a plan to drive bill of material costs down while increasing price of our products for new orders. The Company has received new orders in fiscal year ended June 30, 2022, of approximately $65 million and believes through conversations with customers that its anticipation of continued new order increases is probable.

As of September 12, 2022, $3.2 million remained available under the SVB Credit Facility and $4.0 million was available for future draws under the Subordinated LOC. As of September 12, 2022, $5.7 million remained available under the Company’s ATM agreement that could be utilized if necessary. In addition, to support our operations and anticipated growth, we intend to explore additional sources of capital as needed. We also continue to execute our cost reduction, sourcing, pricing recovery initiatives in efforts to increase our gross margins and improve cash flow from operations. Any, unforeseen factors in the general economy beyond management’s control could potentially have negative impact on the planned gross margin improvement plan.

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

Cash and Cash Equivalents

As of June 30, 2022 and June 30, 2021, cash was approximately $485,000 and $4,713,000, respectively. Cash consisted of funds held in a non-interest bearing bank deposit account. The Company considers all liquid short-term investments with maturities of less than three months when acquired to be cash equivalents. The Company had no cash equivalents at June 30, 2022 and 2021.

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

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. The Company has not experienced collection issues related to its accounts receivable and has not recorded an allowance for doubtful accounts during the years ended June 30, 2022 and 2021.

Inventories

Inventories consist primarily of battery management systems and the related subcomponents and are stated at the lower of cost or net realizable value. The Company evaluates inventories to determine if write-downs are necessary due to obsolescence or if the inventory levels are in excess of anticipated demand at market value based on consideration of historical sales and product development plans. The Company recorded adjustments to inventory reserve related to obsolete and slow moving inventory in the amount of approximately $61,000 and $195,000 during the years ended June 30, 2022 and 2021, respectively.

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

Product Warranties

The Company evaluates its exposure to product warranty obligations based on historical experience. Our products, primarily lift equipment packs, are warrantied for five years unless modified by a separate agreement. As of June 30, 2022 and 2021, the Company carried warranty liability of approximately $1,012,000 and $895,000, respectively, which is included in accrued expenses on the Company’s consolidated balance sheets.

Impairment of Long-lived Assets

In accordance with authoritative guidance for the impairment or disposal of long-lived assets, if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through the undiscounted future operating cash flows.

If impairment is indicated, the Company measures the amount of such impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset. The Company believes that no impairment indicators were present, and accordingly no impairment losses were recognized during the fiscal years ended June 30, 2022 and 2021.

Research and Development

The Company is actively engaged in new product development efforts. Research and development cost relating to possible future products are expensed as incurred.

Income Taxes

Pursuant to FASB ASC Topic No. 740, Income Taxes, deferred tax assets or liabilities are recorded to reflect the future tax consequences of temporary differences between the financial reporting basis of assets and liabilities and their tax basis at each year-end. These amounts are adjusted, as appropriate, to reflect enacted changes in tax rates expected to be in effect when the temporary differences reverse. The Company has analyzed filing positions in all of the federal and state jurisdictions where the Company is required to file income tax returns, as well as all open tax years in these jurisdictions. As a result, no unrecognized tax benefits have been identified as of June 30, 2022 or June 30, 2021, and accordingly, no additional tax liabilities have been recorded.

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

For the years ended June 30, 2022 and 2021, basic and diluted weighted-average common shares outstanding were 15,439,530 and 11,796,217, respectively. The Company incurred a net loss for the years ended June 30, 2022 and 2021, and therefore, basic and diluted loss per share for each fiscal year were the same because potential common share equivalent would have been anti-dilutive. The total potentially dilutive common shares outstanding at June 30, 2022 and 2021 that were excluded from diluted weighted-average common shares outstanding represent shares underlying outstanding convertible debt, stock options, RSUs, and warrants, and totaled 2,262,773 and 877,740, respectively.

New Accounting Standards

Recently Adopted Accounting Pronouncements

The Company did not adopt any new accounting pronouncements for the year ended June 30, 2022 and 2021.

Management has considered all recent accounting pronouncements issued since the last audit of the Company’s consolidated financial statements.

NOTE 3 - INVENTORIES

Inventories consist of the following:

	June 30, 2022	June 30, 2021
Raw materials	$12,989,000	$8,185,000
Work in process	927,000	918,000
Finished goods	2,346,000	1,410,000
Total Inventories	$16,262,000	$10,513,000

Inventories consist primarily of our energy storage systems and the related subcomponents, and are stated at the lower of cost or net realizable value.

NOTE 4 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	June 30, 2022	June 30, 2021
Prepaid insurance	$478,000	$249,000
Prepaid inventory	14,000	73,000
Debt issuance costs	426,000	-
Prepaid expenses	343,000	95,000
Total other current assets	$1,261,000	$417,000

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30, 2022	June 30, 2021
Payroll and bonus accrual	$767,000	$1,271,000
PTO accrual	430,000	417,000
Warranty liability	1,012,000	895,000
Total accrued expenses	$2,209,000	$2,583,000

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	June 30, 2022	June 30, 2021
Vehicles	$20,000	$20,000
Machinery and equipment	808,000	593,000
Office equipment	1,574,000	1,027,000
Furniture and Equipment	256,000	220,000
Leasehold improvements	56,000	56,000
	2,714,000	1,916,000
Less: Accumulated depreciation	(1,136,000)	(560,000)
Total property, plant and equipment, net	$1,578,000	$1,356,000

Depreciation expense was approximately $575,000 and $274,000, for the years ended June 30, 2022 and 2021, respectively, and is included in selling and administrative expenses in the accompanying consolidated statements of operations.

NOTE 7 – Notes Payable

Paycheck Protection Program Loan

On May 1, 2020, the Company applied for and received a loan from the Bank of America, NA (the “BOA”) in the aggregate principal amount of approximately $1,297,000 (the “PPP Loan”) pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan was evidenced by a promissory note dated May 1, 2020, issued by Flux Power to the BOA (the “PPP Note”). The PPP Loan had a two-year term and bore interest at a rate of 1.0% per annum. Monthly principal and interest payments were deferred for six months after the date of disbursement. The Company received the funds on May 4, 2020. On February 9, 2021, the Company was notified that the Small Business Administration (“SBA”) had forgiven repayment of the entire PPP Loan of approximately $1,297,000 in principal, together with all accrued interest of approximately $10,000. The Company recorded the entire forgiven principal and accrued interest amount of approximately $1,307,000 as other income in its statement of operations on February 9, 2021. As of June 30, 2022, the outstanding balance of the PPP Loan was $0.

The SBA reserves the right to audit any PPP loan, regardless of size. These audits may occur after forgiveness has been granted. In accordance with the CARES Act, all borrowers are required to maintain their PPP loan documentation for six years after the PPP loan was forgiven or repaid in full and to provide that documentation to the SBA upon request.

Revolving Line of Credit

On November 9, 2020, the Company entered into a Loan and Security Agreement (“Loan Agreement”) with Silicon Valley Bank (“SVB”). On October 29, 2021, the Company entered into a First Amendment to Loan and Security Agreement (“First Amendment”) with SVB which amended certain terms of the Loan Agreement including, but not limited to, increasing the amount of the revolving line of credit from $4.0 million to $6.0 million, and extending the maturity date to November 7, 2022. The First Amendment provided the Company with a senior secured credit facility for up to $6.0 million available on a revolving basis (“Revolving LOC”). Outstanding principal under the Revolving LOC accrued interest at a floating rate per annum equal to the greater of (i) Prime Rate plus two and a half percent (2.50%), or (ii) five and three-quarters percent (5.75%). The Company paid a non-refundable commitment fee of $15,000 upon execution of the Loan Agreement and an additional non-refundable commitment fee of $22,500 in connection with the First Amendment On June 23, 2022, the Company entered into a Second Amendment to Loan and Security Agreement (“Second Amendment” and together with the Loan Agreement and First Amendment the “Amended Loan Agreement”) with Silicon Valley Bank (“SVB”), which amended certain terms of the Loan and Security Agreement dated November 9, 2020, as amended on October 29, 2021, including but not limited to, (i) to increase the amount of the revolving line of credit to $8.0 million, (ii) to change the financial covenants of the Company from tangible net worth of the Company to adjusted EBITDA (as defined in the Second Amendment) on a trailing six (6) month basis and liquidity ratio certified as of the end of each month pursuant to the calculations set forth therein, and (iii) to allow for the assignment and transfer by SVB of all of its obligations, rights and benefits under the Agreement and Loan Documents (as defined in the Agreement and except for the Warrants).

In addition, under the Second Amendment, the interest rate terms for the outstanding principal under the Revolving LOC was amended to accrue interest at a floating per annum rate equal to the greater of either (A) Prime Rate plus three and one-half of one percent (3.50%) or (B) seven and one-half of one percent (7.50%). Interest payment is due monthly on the last day of the month. In addition, the Company is required to pay a quarterly unused facility fee equal to one-quarter of one percent (0.25%) per annum of the average daily unused portion of the $6.0 million commitment under the Revolving LOC, depending upon availability of borrowings under the Revolving LOC. Pursuant to the Second Amendment, the Company agreed to pay SVB a non-refundable amendment fee of Five Thousand Dollars ($5,000.00) and SVB’s legal fees and expenses incurred in connection with the Second Amendment.

In connection with the Second Amendment, the Company issued a twelve-year warrant to SVB and its designee, SVB Financial Group, to purchase up to 40,806 shares of common stock of the Company at an exercise price of $2.23 per share pursuant to the terms set forth therein.

Amounts outstanding under the Revolving LOC are secured by substantially all of the tangible and intangible assets of the Company (including, without limitation, intellectual property) pursuant to the terms of the Amended Loan Agreement and the Intellectual Property Security Agreement dated as of October 29, 2021. As of June 30, 2022 the outstanding balance under the Revolving LOC was approximately $4,889,000, with approximately $3,111,000 remained available for future draws through November 7, 2022, unless the credit facility is renewed and its term is extended prior to its expiration.

NOTE 8 - RELATED PARTY DEBT AGREEMENTS

Subordinated Line of Credit Facility

On May 11, 2022, the Company entered into a Credit Facility Agreement (the “Subordinated LOC”) with Cleveland Capital, L.P., a Delaware limited partnership (“Cleveland”), Herndon Plant Oakley, Ltd., (“HPO”), and other lenders (together with Cleveland and HPO, the “Lenders”). The Subordinated LOC provides the Company with a short-term line of credit (the “LOC”) not less than $3,000,000 and not more than $5,000,000, the proceeds of which shall be used by the Company for working capital purposes. In connection with the LOC, the Company issued a separate subordinated unsecured promissory note in favor of each respective Lender (each promissory note, a “Note”) for each Lender’s commitment amount (each such commitment amount, a “Commitment Amount”). As of June 30, 2022, the Lenders committed an aggregate of $4,000,000.

Pursuant to the terms of the Subordinated LOC, each Lender severally agrees to make loans (each such loan, an “Advance”) up to such Lender’s Commitment Amount to the Company from time to time, until December 31, 2022 (the “Due Date”). The Company may, from time to time, prior to the Due Date, draw down, repay, and re-borrow on the Note, by giving notice to the Lenders of the amount to be requested to be drawn down.

Each Note bears an interest rate of 15.0% per annum on each Advance from and after the date of disbursement of such Advance and is payable on (i) the Due Date in cash or shares of common stock of the Company (the “Common Stock”) at the sole election of the Company, unless such Due Date extended pursuant to the Note, or (ii) on occurrence of an event of Default (as defined in the Note). The Due Date may be extended (i) at the sole election of the Company for one (1) additional year period from the Due Date upon the payment of a commitment fee equal to two percent (2%) of the Commitment Amount to the Lender within thirty (30) days prior to the original Due Date, or (ii) by the Lender in writing. In addition, each Lender signed a Subordination Agreement by and between the Lenders and Silicon Valley Bank, a California corporation (“SVB”), dated as of May 11, 2022 (the “Subordination Agreement”) for the purposes of subordinating the right to payment under the Note to SVB’s indebtedness by the Company now outstanding or hereinafter incurred.

The Subordinated LOC includes customary representations, warranties and covenants by the Company and the Lenders. The Company has also agreed to pay the legal fees of Cleveland’s counsel in an amount up to $10,000. In addition, each Note also provides that, upon the occurrence of a Default, at the option of the Lender, the entire outstanding principal balance, all accrued but unpaid interest and/or Late Charges (as defined in the Note) at once will become due and payable upon written notice to the Company by the Lender.

In connection with entry into the Subordinated LOC, the Company paid to each Lender a one-time committee fee in cash equal to 3.5% of such Lender’s Commitment Amount. In addition, in consideration of the Lenders’ commitment to provide the Advances to the Company, the Company issued the Lenders five-year warrants to purchase an aggregate of 128,000 shares of common stock at an exercise price of $2.53 per share that are, subject to certain ownership limitations, exercisable immediately (the “Warrants”) (the number of warrants issued to each Lender is equal to the product of (i) 160,000 shares of common stock multiplied by (ii) the ratio represented by each Lender’s Commitment Amount divided by the $5,000,000).

Pursuant to a selling agreement, dated as of May 11, 2022, the Company retained HPO as its placement agent in connection with the Subordinated LOC. As compensation for services rendered in conjunction with the Subordinated LOC, the Company paid HPO a finder fee equal to 3% of the Commitment Amount from each such Lender placed by HPO in cash.

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

NOTE 9 - STOCKHOLDERS’ EQUITY

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

On May 27, 2021, the Company filed Amendment No. 1 (the “Amendment”) to the prospectus supplement dated December 21, 2020 (the “Prospectus Supplement”) to increase the size of the ATM Offering from an aggregate offering price of up to $10 million in the Prospectus Supplement to an amended maximum aggregate offering price of up to $20 million of shares of the Company’s common stock (the “Shares”) (which amount includes the value of shares the Company has already sold prior to the date of the Amendment) pursuant to the base prospectus dated October 26, 2020, the Prospectus Supplement, and the Amendment (collectively, the “Prospectus”).

From December 21, 2020 through June 30, 2022, the Company sold an aggregate of 1,169,564 shares of common stock at an average price of $12.24 per share for gross proceeds of approximately $14.3 million under the ATM Offering. The Company received net proceeds of approximately $13.7 million, net of commissions and other offering related expenses.

The Shares was registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-249521), declared effective by the Securities and Exchange Commission (the “Commission”) on October 26, 2020, and the Prospectus. Sales of the Shares, if any, may be made by any method permitted by law deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) of the Securities Act. The Company or the HCW may, upon written notice to the other party in accordance with the terms of the Sales Agreement, suspend offers and sales of the Shares. The Company and HCW each have the right, in its sole discretion, to terminate the Sales Agreement at any time upon prior written notice pursuant to the terms and subject to the conditions set forth in the Sales Agreement.

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

2020 Public Offering and NASDAQ Capital Market Uplisting

In August 2020, the Company closed an underwritten public offering of its common stock at a public offering price of $4.00 per share for gross proceeds of approximately $12.4 million, which included the full exercise of the underwriters’ over-allotment option to purchase additional shares, prior to deducting underwriting discounts and commissions and offering expenses totaling approximately $1.7 million. A total of 3,099,250 shares of common stock were issued by the Company in the offering, including the full exercise of the over-allotment option. The securities were offered pursuant to a registration statement on Form S-1 (File No. 333-231766), which was declared effective by the SEC on August 12, 2020. Concurrent with the announcement of the public offering, on August 14, 2020, the Company’s common stock commenced trading on The NASDAQ Capital Market under the symbol “FLUX.”

Private Placements

2020 Private Placement

On April 22, 2020, the Company sold an aggregate of 66,250 shares of common stock, at $4.00 per share, for an aggregate purchase price of $265,000 in cash to two (2) accredited investors. On June 30, 2020, the Company sold an additional 275,000 shares of common stock at $4.00 per share in its June closing of the offering, for an aggregate purchase price of $1,100,000 to six (6) accredited investors (“June Closing:”). Esenjay and Mr. Dutt, the Company’s president and chief executive officer, participated in the June Closing in the amount of $300,000 and $50,000, respectively. On July 24, 2020, the Company sold an aggregate of 800,000 shares under the 2020 Private Placement at $4.00 per share, for an aggregate purchase price of $3,200,000 in cash to accredited investors, including Mr. Cosentino, a former director, who participated in the offering in the amount of $250,000.

The shares offered and sold in the private placement offerings described above were sold to accredited investors in reliance upon exemptions from registration pursuant to Rule 506(b) of Regulation D promulgated under Section 4(a)(2) under the Securities Act. Such shares were not registered under the Securities Act of 1933, as amended (“Securities Act”), and could not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act. Pursuant to a registration statement on Form S-3 filed with the SEC on October 16, 2020, which became effective on October 26, 2020, such shares were registered.

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

In May 2022 and in conjunction with entry into a credit facility with Cleveland Capital, L.P. (“Cleveland”), Herndon Plant Oakley, Ltd. (“HPO”), and other lenders (together with Cleveland and HPO, the “Lenders”), the Company issued five-year warrants to the Lenders to purchase up to 128,000 shares of the Company’s common stock at an exercise price of $2.53 per share and had a fair value of approximately $173,000.

In June 2022 and in conjunction with the entry into the Second Amendment to Loan and Security Agreement with Silicon Valley Bank (“SVB”), the Company issued twelve-year warrants to SVB and its designee, SVB Financial Group, to purchase up to 40,806 shares of the Company’s common stock at an exercise price of $2.23 per share and had a fair value of approximately $80,000.

Warrant detail for the year ended June 30, 2022 is reflected below:

	Number of Warrants	Weighted Average Exercise Price Per Warrant	Remaining Contract Term (# years)
Warrants outstanding and exercisable at June 30, 2021	214,883	$4.49
Warrants issued	1,240,236	$6.38
Warrants outstanding and exercisable at June 30, 2022	1,455,119	$6.10	4.17

Warrant detail for the year ended June 30, 2021 is reflected below:

	Number of Warrants	Weighted Average Exercise Price Per Warrant	Remaining Contract Term (# years)
Warrants outstanding and exercisable at June 30, 2020	83,205	$4.00
Warrants issued	185,955	$4.80
Warrants exercised	(40,993)	$4.80
Warrants forfeited	(13,284)	$4.80
Warrants outstanding and exercisable at June 30, 2021	214,883	$4.49	2.92

Stock Options

In connection with the reverse acquisition of Flux Power, Inc in 2012, the Company assumed the 2010 Plan. As of June 30, 2022, there were 21,944 options to purchase common stock outstanding under the 2010 Plan. No additional options may be granted under the 2010 Plan.

On February 17, 2015 the Company’s stockholders approved the 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan offers certain employees, directors, and consultants the opportunity to acquire the Company’s common stock subject to vesting requirements, and serves to encourage such persons to remain employed by the Company and to attract new employees. The 2014 Plan allows for the award of the Company’s common stock and options, up to 1,000,000 shares of the Company’s common stock. As of June 30, 2022, 170,725 shares of the Company’s common stock were available for future grants under the 2014 Plan.

On April 29, 2021, the Company’s stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan authorizes the issuance of awards for up to 2,000,000 shares of common stock in the form of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock units, restricted stock awards and unrestricted stock awards to officers, directors and employees of, and consultants and advisors to, the Company or its affiliates. As of June 30, 2022, no awards had been granted under the 2021 Plan.

Activity in stock options during the year ended June 30, 2022 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2021	531,205	$11.02
Exercised	(3,400)	$4.65
Forfeited and cancelled	(24,372)	$11.65
Outstanding and exercisable at June 30, 2022	503,433	$11.03	5.66

Activity in stock options during the year ended June 30, 2021 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2020	579,584	$11.00
Exercised	(22,760)	$6.16
Forfeited and cancelled	(25,619)	$14.62
Outstanding at June 30, 2021	531,205	$11.02	6.73
Exercisable at June 30, 2021	490,323	$10.87	6.64

Restricted Stock Units

On November 5, 2020, the Company’s Board of Directors approved an amendment to the 2014 Plan, to allow grants of Restricted Stock Units (“RSUs”). Subject to vesting requirements set forth in the RSU Award Agreement, one share of common stock is issuable for one vested RSU. On November 5, 2020, the Board of Directors authorized the following RSUs to be granted under the amended 2014 Plan: (i) a total of 43,527 RSUs to certain executive officers as one-time retention incentive awards, and (ii) a total of 91,338 RSUs to certain key employees as annual equity compensation of which 45,652 were performance-based RSUs and 45,686 were time-based RSUs. On April 29, 2021, an additional 18,312 time-based RSUs were authorized by the Company’s Board of Directors to be granted under the amended 2014 Plan. On October 29, 2021, the Board of Directors authorized the following RSUs to be granted under the amended 2014 Plan: (i) a total of 97,828 RSUs to certain executive officers of which 48,914 were performance-based RSUs and 48,914 were time-based RSUs, and (ii) a total of 81,786 time-based RSUs to certain other key employees. The RSUs are subject to the terms and conditions provided in (i) the Restricted Stock Unit Award Agreement for time-based awards (“Time-based Award Agreement”), and (ii) the Performance Restricted Stock Unit Award Agreement for performance-based awards (“Performance-based Award Agreement”).

Activity in RSUs during the year ended June 30, 2022 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Grant date Fair Value	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2021	131,652	$9.25
Granted	250,786	$4.82
Vested/Settled	(9,156)	$11.56
Forfeited and cancelled	(69,061)	$6.93
Outstanding at June 30, 2022	304,221	$6.06	1.82

Activity in RSUs during the year ended June 30, 2021 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Grant date Fair Value	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2020	-	$-
Granted	153,177	$9.20
Forfeited and cancelled	(21,525)	$8.88
Outstanding at June 30, 2021	131,652	$9.25	2.72

Stock-based Compensation

Stock-based compensation expense for the years ended June 30, 2022 and 2021 represents the estimated fair value of stock options and RSUs at the time of grant amortized under the straight-line method over the expected vesting period and reduced for estimated forfeitures of options and RSUs. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from original estimates. At June 30, 2022, the aggregate intrinsic value of exercisable options was $0.

The following table summarizes stock-based compensation expense for employee and non-employee option and RSU grants:

Years ended June 30,	2022	2021
Research and development	$144,000	$178,000
Selling and administrative	567,000	619,000
Total stock-based compensation expense	$711,000	$797,000

At June 30, 2022, the unamortized stock-based compensation expense relating to outstanding stock options and RSUs was approximately $0 and $983,000, respectively. The unamortized amount related to RSUs is expected to be expensed over the weighted-average remaining recognition period of 1.82 years.

NOTE 10 - INCOME TAXES

Pursuant to the provisions of FASB ASC Topic No. 740 Income Taxes (“ASC 740”), deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income taxes has been made in the accompanying statement of operations because no recoverable taxes were paid previously. A valuation allowance of approximately $22,951,000 and $18,839,000 has been established to offset the net deferred tax assets as of June 30, 2022 and 2021, respectively, due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets.

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

	Year Ended June 30,
	2022	2021
Deferred Tax Assets:
Net operating loss carryforwards	$20,654,000	$16,111,000
Research & development credit carryforward	27,000	27,000
Stock compensation	1,636,000	1,696,000
Interest expense Sec. 163	-	366,000
Lease liability	802,000	924,000
Other, net	559,000	564,000
Gross deferred tax assets	23,678,000	19,688,000
Valuation allowance for deferred tax assets	(22,951,000)	(18,839,000)
Total deferred tax assets	$727,000	$849,000

Deferred Tax Liabilities:
Right of use asset	$(727,000)	$(849,000)
Total deferred tax liabilities	(727,000)	(849,000)
Net deferred tax liabilities	$-	$-

At June 30, 2022, the Company had unused net operating loss (“NOL”) carryovers of approximately $74,150,000 and $72,776,000 that are available to offset future federal and state taxable income, respectively. Federal NOL carryforwards arising after 2017 of approximately $51,742,000 do not expire. Federal NOL carryforwards arising before 2018 of approximately $22,408,000 and all of the state NOL carryforward begin to expire in 2030.

The provision for income taxes on earnings subject to income taxes differs from the statutory federal rate at June 30, 2022 and 2021, due to the following:

	Year Ended June 30,
	2022	2021
Federal income taxes at 21%	$(3,278,000)	$(2,686,000)
State income taxes, net	(1,090,000)	(894,000)
Permanent differences and other	102,000	(58,000)
Other true ups, if any	154,000	(27,000)
Change in valuation allowance	(4,112,000)	(3,665,000)
Provision for income taxes	$-	$-

Internal Revenue Code Sections 382 limits the use of our net operating loss carryforwards if there has been a cumulative change in ownership of more than 50% within a three-year period. The Company has not yet completed a Section 382 net operating loss analysis. In the event that such analysis determines there is a limitation on the use on net operating loss carryforwards to offset future taxable income, the recorded deferred tax asset relating to such net operating loss carryforwards will be reduced. However, as the Company has recorded a full valuation allowance against its net deferred tax assets, there is no impact on the Company’s consolidated financial statements as of June 30, 2022 and 2021.

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

In accordance with ASC 740, there are no unrecognized tax benefits as of June 30, 2022 or June 30, 2021.

NOTE 11 - CONCENTRATIONS

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and unsecured trade accounts receivable. The Company maintains cash balances at a California commercial bank. Our cash balance at this institution is secured by the Federal Deposit Insurance Corporation up to $250,000. As of June 30, 2022 and 2021, cash was approximately $485,000, and $4,713,000 respectively, which consisted of funds held in a non-interest bearing bank deposit account. The Company has not experienced any losses in such accounts. Management believes that the Company is not exposed to any significant credit risk with respect to its cash.

Customer Concentrations

During the year ended June 30, 2022, the Company had four (4) major customers that each represented more than 10% of its revenues, on an individual basis, and together represented approximately $29,254,000 or 69% of its total revenues.

During the year ended June 30, 2021, the Company had three (3) major customers that each represented more than 10% of its revenues, on an individual basis, and together represented approximately $16,004,000 or 61% of its total revenues.

Suppliers/Vendor Concentrations

The Company obtains a limited number of components and supplies included in its products from a small group of suppliers. During the year ended June 30, 2022 the Company had one (1) supplier who accounted for more than 10% of its total purchases which represented approximately $13,884,000 or 28% of its total purchases.

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

On February 26, 2020, the Company entered into the First Amendment to Standard Industrial/Commercial Multi-Tenant Lease dated April 25, 2019 (the “Amendment”) with Accutek to rent an additional 16,309 rentable square feet of space plus a residential unit of approximately 1,230 rentable square feet (for a total of approximately 17,539 rentable square feet). The lease for the additional space commenced 30 days following the occupancy date of the additional space, and terminates concurrently with the term for the lease of the original lease, which expires on November 20, 2026. The base rent for the additional space is the same rate as the space rented under the terms of the original lease, $0.93 per rentable square (subject to 3% annual increase). Rent during the year ended June 30, 2022 was approximately $62,000 per month. In connection with the Amendment, the Company purchased certain existing office furniture for a total purchase price of $8,300.

Total rent expense was approximately $867,000 and $841,000 for the years ended June 30, 2022 and 2021, respectively.

The Future Minimum Lease Payments are:

2023	$768,000
2024	791,000
2025	815,000
2026	840,000
Thereafter	359,000
Total Future Minimum Lease Payments	3,573,000
Less: discount	(708,000)
Total lease liability	$2,865,000

NOTE 13 - SUBSEQUENT EVENTS

Separation Agreement

On August 12, 2022, Jonathan Berry, the Company’s Chief Operating Officer, separated from the Company and entered into an Employee Separation and Release agreement dated August 24, 2022 (“Separation Agreement”). Under the Separation Agreement, the Company agreed to provide Mr. Berry with certain payments and benefits comprising of: (i) a separation payment of two hundred five thousand two hundred dollars, less required payroll withholdings, (ii) twenty-eight thousand nine hundred seven and 52/100 dollars, less required payroll withholdings, to defray costs for COBRA coverage, and (iii) reimbursement for an amount equal to twelve months for life insurance continuation (collectively, the “Separation Benefits”). In exchange for the Separation Benefits, among other things as set forth in the Separation Agreement, Mr. Berry agreed to a release of claims and waivers in favor of the Company and to certain restrictive covenant obligations, and also reaffirmed his commitment to comply with his existing restrictive covenant obligations.

RSU Grants

On August 26, 2022, as compensation for board services provided during the last quarter of Fiscal 2022, Ms. Bo-Linn, a director of the Company, was granted 5,034 RSUs, of which 1/3 vested immediately, each of the remaining 1/3 of the RSUs will vest on April 29, 2023, and April 29, 2024. Ms. Bo-Linn’s grant was consistent with the standard equity component of Non-Executive Director Compensation Package as approved by the Board.

