Form 10-Q
period 2022-09-30
Flux Power Holdings, Inc.
filed 2022-11-10
CIK 1083743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares of registrant’s common stock outstanding as of November 7, 2022 was 16,028,906.

FLUX POWER HOLDINGS, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2022

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements. The forward-looking statements are contained principally in the section captioned “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022 filed with the SEC on September 28, 2022. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would,” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. You should read these factors and the other cautionary statements made in this report and in the documents we incorporate by reference into this report as being applicable to all related forward-looking statements wherever they appear in this report or the documents we incorporate by reference into this report. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements include, among other things, statements relating to:

●	for the year ended June 30, 2022, the Company generated negative cash flows from operations of $23.9 million and had an accumulated deficit of $81.8 million. At September 30, 2022, we had a cash balance of $306,000 and an accumulated deficit of $84.0 million. Historically we have not generated sufficient cash to fund our operations. Our ability to continue as a going concern includes a number of estimates and assumptions including our ability to execute our proposed plans, to generate revenue from our current backlog, to increase both revenue and gross profit, to implement cost reductions and to maintain access to financing under existing debt agreements. If we are not successful in executing our plans as expected, our ability to continue as a going concern will be adversely affected;

●	our ability to secure sufficient funding to support our current and proposed operations, which could be more difficult considering the negative impact of the COVID-19 pandemic on our operations, customer demand and supply chain, difficult stock market conditions as well as investor sentiment regarding our industry and our stock;

●	our ability to manage our working capital requirements efficiently;

●	our ability to maintain our credit facilities and obtain the necessary funds as needed;

●	our ability to remediate our material weakness and to maintain effective internal control over financial reporting, disclosures and procedures. If we do not maintain effective internal controls, our ability to record, process and report financial information timely and accurately could be adversely affected and could result in a material misstatement in our financial statements, which could subject us to litigation or investigations, require management resources, increase our expenses, negatively affect investor confidence in our financial statements and adversely impact the trading price of our common stock.

●	our ability to realize revenue from the current backlog is dependent on among other things, the delivery of key parts from our vendors in a timely manner. Backlog may not be indicative of future operating results, and existing orders may be cancelled, modified or otherwise altered by customers. We can provide no assurance as to the profitability of the contracts reflected in our backlog;

●	our ability to obtain raw materials and other supplies for our products at existing or competitive prices and on a timely basis, particularly considering the impact of COVID-19 pandemic and inflation on our suppliers and supply chain;

●	our anticipated growth strategies and our ability to manage the expansion of our business operations effectively;

●	our ability to maintain or increase our market share in the competitive markets in which we do business;

●	our ability to grow our revenue, increase our gross profit margin and become a profitable business;

●	our ability to fulfill our backlog of open sales orders given delays in the receipt of key component parts and other potential manufacturing disruptions posed by the ongoing COVID-19 pandemic;

●	our ability to keep up with rapidly changing technologies and evolving industry standards, including our ability to achieve technological advances;

●	our dependence on the growth in demand for our products;

●	our ability to compete with larger companies with far greater resources than we have;

●	our ability to shift to new suppliers and incorporate new components into our products in a manner that is not disruptive to our business;

●	our ability to obtain and maintain UL Listings and OEM approvals for our energy storage solutions;

●	our ability to diversify our product offerings and capture new market opportunities;

●	our ability to source our needs for skilled labor, machinery, parts, and raw materials economically;

●	our ability to attract and retain key members of our senior management;

●	our ability to continue to operate safely and effectively during the COVID-19 pandemic; and

●	our dependence on few major customers.

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

PART I - Financial Information

Item 1. Financial Statements

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	June 30, 2022
	(Unaudited)
ASSETS

Current assets:
Cash	$306,000	$485,000
Accounts receivable	11,596,000	8,609,000
Inventories, net	18,878,000	16,262,000
Other current assets	1,308,000	1,261,000
Total current assets	32,088,000	26,617,000
Right of use asset	2,558,000	2,597,000
Property, plant and equipment, net	1,758,000	1,578,000
Other assets	42,000	89,000

Total assets	$36,446,000	$30,881,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$13,505,000	$6,645,000
Accrued expenses	2,228,000	2,209,000
Line of credit	5,651,000	4,889,000
Deferred revenue	347,000	163,000
Customer deposits	10,000	175,000
Vehicle lease payable, current portion	13,000	-
Office lease payable, current portion	523,000	504,000
Accrued interest	2,000	1,000
Total current liabilities	22,279,000	14,586,000

Office lease payable, less current portion	2,222,000	2,361,000
Vehicle lease payable, less current portion	55,000	-

Total liabilities	24,556,000	16,947,000

Stockholders’ equity:

Preferred stock, $0.001 par value; 500,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 30,000,000 shares authorized; 15,998,336 and 15,996,658 shares issued and outstanding at September 30, 2022 and June 30, 2022, respectively	16,000	16,000
Additional paid-in capital	95,827,000	95,732,000
Accumulated deficit	(83,953,000)	(81,814,000)

Total stockholders’ equity	11,890,000	13,934,000

Total liabilities and stockholders’ equity	$36,446,000	$30,881,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2022	2021
Revenues	$17,840,000	$6,271,000
Cost of sales	13,892,000	4,933,000

Gross profit	3,948,000	1,338,000

Operating expenses:
Selling and administrative	4,536,000	3,498,000
Research and development	1,223,000	1,967,000
Total operating expenses	5,759,000	5,465,000

Operating loss	(1,811,000)	(4,127,000)

Interest expense	(328,000)	(3,000)

Net loss	$(2,139,000)	$(4,130,000)

Net loss per share - basic and diluted	$(0.13)	$(0.30)

Weighted average number of common shares outstanding - basic and diluted	15,997,296	13,804,475

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock
	Shares	Capital Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at June 30, 2022	15,996,658	$16,000	$95,732,000	$(81,814,000)	$13,934,000
Issuance of common stock – exercised options and RSU settlement	1,678	-	-	-	-
Stock based compensation	-	-	95,000	-	95,000
Net loss	-	-	-	(2,139,000)	(2,139,000)
Balance at September 30, 2022	15,998,336	$16,000	$95,827,000	$(83,953,000)	$11,890,000

	Common Stock
	Shares	Capital Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at June 30, 2021	13,652,164	$14,000	$79,197,000	$(66,205,000)	$13,006,000
Issuance of common stock and warrants – registered direct offering, net of costs	2,142,860	2,000	14,074,000	-	14,076,000
Issuance of common stock – public offering, net of costs	190,782	-	1,602,000	-	1,602,000
Issuance of common stock – exercised options	1,696	-	-	-	-
Stock based compensation	-	-	200,000	-	200,000
Net loss	-	-	-	(4,130,000)	(4,130,000)
Balance at September 30, 2021	15,987,502	$16,000	$95,073,000	$(70,335,000)	$24,754,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(2,139,000)	$(4,130,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	172,000	123,000
Stock-based compensation	95,000	200,000
Amortization of debt discount	229,000	-
Noncash lease expense	117,000	106,000
Allowance for inventory reserve	25,000	24,000
Changes in operating assets and liabilities:
Accounts receivable	(2,987,000)	1,586,000
Inventories	(2,641,000)	(3,357,000)
Other current assets	(229,000)	(567,000)
Accounts payable	6,860,000	2,123,000
Accrued expenses	19,000	(675,000)
Accrued interest	1,000	1,000
Office lease payable	(120,000)	(104,000)
Vehicle lease payable	(10,000)
Deferred revenue	184,000	103,000
Customer deposits	(165,000)	151,000
Net cash used in operating activities	(589,000)	(4,416,000)

Cash flows from investing activities
Purchases of equipment	(352,000)	(238,000)
Net cash used in investing activities	(352,000)	(238,000)

Cash flows from financing activities:
Proceeds from issuance of common stock in registered direct offering, net of offering costs	-	14,076,000
Proceeds from issuance of common stock in public offering, net of offering costs	-	1,602,000
Proceeds from revolving line of credit	12,900,000	-
Payments of revolving line of credit	(12,138,000)	-
Net cash provided by financing activities	762,000	15,678,000

Net change in cash	(179,000)	11,024,000
Cash, beginning of period	485,000	4,713,000

Cash, end of period	$306,000	$15,737,000

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Initial right of use asset recognition	$78,000	$-
Common stock issued for vested RSUs	$5,000	$-
Supplemental cash flow information:
Interest paid	$99,000	$2,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

NOTE 1 - NATURE OF BUSINESS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) applicable to interim reports of companies filing as a smaller reporting company. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022 filed with the SEC on September 28, 2022. In the opinion of management, the accompanying condensed consolidated interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or any other future period. Certain notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Company’s Annual Report on Form 10-K have been omitted. The accompanying condensed consolidated balance sheet at June 30, 2022 has been derived from the audited balance sheet at June 30, 2022 contained in such Form 10-K.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022. There have been no material changes in these policies or their application.

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

For the three months ended September 30, 2022 and 2021, basic and diluted weighted-average common shares outstanding were 15,997,296 and 13,804,475, respectively. The Company incurred a net loss for the three months ended September 30, 2022 and 2021, and therefore, basic and diluted loss per share for the periods were the same because potential common share equivalent would have been anti-dilutive. The total potentially dilutive common shares outstanding at September 30, 2022 and 2021 that were excluded from diluted weighted-average common shares outstanding represent shares underlying outstanding convertible debt, stock options, RSUs, and warrants, and totaled 2,144,745 and 1,938,461, respectively.

At September 30, 2022 and 2021 potentially dilutive common shares outstanding that were excluded from diluted weighted-average common shares outstanding were as follows:

	September 30, 2022	September 30, 2021
Stock options	499,933	525,179
RSUs	272,898	126,969
Warrants	1,371,914	1,286,313

Total	2,144,745	1,938,461

Liquidity Considerations

The accompanying financial statements and notes have been prepared assuming the Company will continue as a going concern. For the quarter ended September 30, 2022 and the year ended June 30, 2022, the Company generated negative cash flows from operations of $589,000 and $23.9 million, respectively, and had an accumulated deficit of $84.0 million and $81.8 million, respectively. Management has evaluated the Company’s expected cash requirements over the next twelve (12) months, including investments in additional sales and marketing and research and development, capital expenditures, and working capital requirements. Management believes the Company’s existing cash, funding available under the SVB Credit Facility and the Subordinated LOC, expected improvements in the gross margin and lower cash requirements will enable the Company to fund planned operations for the next twelve (12) months.

Historically the Company has not generated sufficient cash to fund its operations. Based on the Company’s ability to execute its proposed plans, to generate revenue from its existing backlog, management anticipates increased revenues as well as improvements in its gross margin over the next twelve (12) months. The Company has received new orders in the twelve-month period ended September 30, 2022, of approximately $61.6 million and believes through conversations with customers that its anticipation of continued new order increases is probable.

As of November 4, 2022, we had cash balance of $248,000 and $1.4 million remained available under the SVB Credit Facility and $4.0 million was available for future draws under the Subordinated LOC. As of November 4, 2022, $5.7 million remained available under the Company’s ATM agreement that could be utilized if necessary based on trading and market conditions. In addition, to support our operations and anticipated growth, we intend to explore additional sources of capital as needed. We also continue to execute our cost reduction, sourcing, pricing recovery initiatives in efforts to increase our gross margins and improve cash flow from operations. Any unforeseen factors in the general economy beyond management’s control could potentially have negative impact on the planned gross margin improvement plan.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30, 2022	June 30, 2022
Payroll and bonus accrual	$825,000	$767,000
PTO accrual	354,000	430,000
Warranty liability	1,049,000	1,012,000

Total Accrued expenses	$2,228,000	$2,209,000

NOTE 4 – NOTES PAYABLE

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

In addition, under the Second Amendment, the interest rate terms for the outstanding principal under the Revolving LOC were amended to accrue interest at a floating per annum rate equal to the greater of either (A) Prime Rate plus three and one-half of one percent (3.50%) or (B) seven and one-half of one percent (7.50%). Interest payments are due monthly on the last day of the month. In addition, the Company is required to pay a quarterly unused facility fee equal to one-quarter of one percent (0.25%) per annum of the average daily unused portion of the $8.0 million commitment under the Revolving LOC, depending upon availability of borrowings under the Revolving LOC. Pursuant to the Second Amendment, the Company paid SVB a non-refundable amendment fee of Five Thousand Dollars ($5,000.00) and SVB’s legal fees and expenses incurred in connection with the Second Amendment.

In connection with the Second Amendment, the Company issued a twelve-year warrant to SVB and its designee, SVB Financial Group, to purchase up to 40,806 shares of common stock of the Company at an exercise price of $2.23 per share pursuant to the terms set forth therein.

Amounts outstanding under the Revolving LOC are secured by substantially all tangible and intangible assets of the Company (including, without limitation, intellectual property) pursuant to the terms of the Amended Loan Agreement and the Intellectual Property Security Agreement dated as of October 29, 2021. During the quarter ended September 30, 2022, the Company had multiple LOC drawdowns totaling $12.9 million and multiple LOC payments totaling $12.1 million. As of September 30, 2022 the outstanding balance under the Revolving LOC was approximately $5,651,000, with approximately $2,349,000 remaining available for future draws through November 7, 2022, unless the credit facility is renewed and its term is extended prior to its expiration. (See Note 9 – Subsequent Events)

NOTE 5 - RELATED PARTY DEBT AGREEMENTS

As of September 30, 2022 and June 30, 2022, the Company had no related party debt balance outstanding. Below are the activities for the Company’s related party debt agreements that existed during the periods ended September 30, 2022 and 2021 covered by the accompanying unaudited condensed consolidated financial statements.

Subordinated Line of Credit Facility

On May 11, 2022, the Company entered into a Credit Facility Agreement (the “Subordinated LOC”) with Cleveland Capital, L.P., a Delaware limited partnership (“Cleveland”), Herndon Plant Oakley, Ltd., (“HPO”), and other lenders (together with Cleveland and HPO, the “Lenders”). The Subordinated LOC provides the Company with a short-term line of credit (the “LOC”) not less than $3,000,000 and not more than $5,000,000, the proceeds of which shall be used by the Company for working capital purposes. In connection with the LOC, the Company issued a separate subordinated unsecured promissory note in favor of each respective Lender (each promissory note, a “Note”) for each Lender’s commitment amount (each such commitment amount, a “Commitment Amount”). As of September 30, 2022, the Lenders committed an aggregate of $4,000,000.

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

From December 21, 2020 through September 30, 2022, the Company sold an aggregate of 1,169,564 shares of common stock at an average price of $12.24 per share for gross proceeds of approximately $14.3 million under the ATM Offering. The Company received net proceeds of approximately $13.7 million, net of commissions and other offering related expenses.

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

Warrants

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

Warrant detail for the three months ended September 30, 2022 is reflected below:

	Number of Warrants	Weighted Average Exercise Price Per Warrant	Weighted Average Remaining Contract Term (# years)
Warrants outstanding and exercisable at June 30, 2022	1,455,119	$6.10
Warrants cancelled	(83,205)	$4.00
Warrants outstanding and exercisable at September 30, 2022	1,371,914	$6.23	4.18

Warrant detail for the three months ended September 30, 2021 is reflected below:

	Number of Warrants	Weighted Average Exercise Price Per Warrant	Weighted Average Remaining Contract Term (# years)
Warrants outstanding and exercisable at June 30, 2021	214,883	$4.49
Warrants issued	1,071,430	$7.00
Warrants outstanding at September 30, 2021	1,286,313	6.58	4.61
Warrants exercisable at September 30, 2021	968,670	$6.44	4.48

Stock Options

In connection with the reverse acquisition of Flux Power, Inc in 2012, the Company assumed the 2010 Plan. As of September 30, 2022, there were 21,944 options to purchase common stock outstanding under the 2010 Plan. No additional options may be granted under the 2010 Plan.

On February 17, 2015 the Company’s stockholders approved the 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan offers certain employees, directors, and consultants the opportunity to acquire the Company’s common stock subject to vesting requirements, and serves to encourage such persons to remain employed by the Company and to attract new employees. The 2014 Plan allows for the award of the Company’s common stock and options, up to 1,000,000 shares of the Company’s common stock. As of September 30, 2022, 203,870 shares of the Company’s common stock were available for future grants under the 2014 Plan.

On April 29, 2021, the Company’s stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan authorizes the issuance of awards for up to 2,000,000 shares of common stock in the form of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock units, restricted stock awards and unrestricted stock awards to officers, directors and employees of, and consultants and advisors to, the Company or its affiliates. As of September 30, 2022, no awards had been granted under the 2021 Plan.

Activity in the Company’s stock options during the three months ended September 30, 2022 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2022	503,433	$11.03
Granted	-	$-
Exercised	-	$-
Forfeited and cancelled	(3,500)	$13.60
Outstanding and exercisable at September 30, 2022	499,933	$11.02	4.31

Activity in the Company’s stock options during the three months ended September 30, 2021 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2021	531,205	$11.02
Granted	-	$-
Exercised	(3,400)	$4.65
Forfeited and cancelled	(2,626)	$13.60
Outstanding at September 30, 2021	525,179	11.05	6.32
Exercisable at September 30, 2021	499,533	$10.97	6.25

Restricted Stock Units

On November 5, 2020, the Company’s Board of Directors approved an amendment to the 2014 Plan, to allow grants of Restricted Stock Units (“RSUs”). Subject to vesting requirements set forth in the RSU Award Agreement, one share of common stock is issuable for one vested RSU. On November 5, 2020, the Board of Directors authorized the following RSUs to be granted under the amended 2014 Plan: (i) a total of 43,527 RSUs to certain executive officers as one-time retention incentive awards, and (ii) a total of 91,338 RSUs to certain key employees as annual equity compensation of which 45,652 were performance-based RSUs and 45,686 were time-based RSUs. On April 29, 2021, an additional 18,312 time-based RSUs were authorized by the Company’s Board of Directors to be granted under the amended 2014 Plan. On October 29, 2021, the Board of Directors authorized the following RSUs to be granted under the amended 2014 Plan: (i) a total of 97,828 RSUs to certain executive officers of which 48,914 were performance-based RSUs and 48,914 were time-based RSUs, and (ii) a total of 81,786 time-based RSUs to certain other key employees. On April 29, 2022 and August 26, 2022, an additional 76,206 time-based RSUs in aggregate were authorized by the Company’s Board of Directors to be granted under the amended 2014 Plan. The RSUs are subject to the terms and conditions provided in (i) the Restricted Stock Unit Award Agreement for time-based awards (“Time-based Award Agreement”), and (ii) the Performance Restricted Stock Unit Award Agreement for performance-based awards (“Performance-based Award Agreement”).

Activity in RSUs during the three months ended September 30, 2022 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Grant date Fair Value	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2022	304,221	$6.06
Granted	5,034	$2.70
Vested and settled	(1,678)	$2.70
Forfeited and cancelled	(34,679)	$7.06
Outstanding at September 30, 2022	272,898	$5.89	1.53

Activity in RSUs during the three months ended September 30, 2021 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Grant date Fair Value	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2021	131,652	$9.25
Granted	-	$-
Forfeited and cancelled	(4,683)	$8.88
Outstanding at September 30, 2021	126,969	$9.26	2.59

Stock-based Compensation

Stock-based compensation expense for the three months ended September 30, 2022 and 2021 represents the estimated fair value of stock options and RSUs at the time of grant amortized under the straight-line method over the expected vesting period and reduced for estimated forfeitures of options and RSUs. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from original estimates. At September 30, 2022, the aggregate intrinsic value of exercisable stock options was approximately $0.

The following table summarizes stock-based compensation expense for employee and non-employee stock option and RSU grants:

	Three Months Ended September 30,
	2022	2021
Research and development	$26,000	$36,000
Selling and administrative	69,000	164,000
Total stock-based compensation expense	$95,000	$200,000

At September 30, 2022, the unamortized stock-based compensation expense related to outstanding RSUs was approximately $690,000, and it is expected to be expensed over the weighted-average remaining recognition period of 1.53 years.

NOTE 7 - CONCENTRATIONS

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and unsecured trade accounts receivable. The Company maintains cash balances in non-interest bearing bank deposit accounts at a California commercial bank. The Company’s cash balance at this institution is secured by the Federal Deposit Insurance Corporation up to $250,000. As of September 30, 2022 and June 30, 2022, cash was approximately $306,000 and $485,000, respectively. The Company has not experienced any losses in such accounts. Management believes that the Company is not exposed to any significant credit risk with respect to its cash.

Customer Concentrations

During the three months ended September 30, 2022, the Company had four (4) major customers that each represented more than 10% of revenues on an individual basis, and together represented approximately $13,021,000 or 73% of total revenues.

During the three months ended September 30, 2021, the Company had four (4) major customers that each represented more than 10% of revenues on an individual basis, and together represented approximately $3,605,000 or 57% of total revenues.

Suppliers/Vendor Concentrations

The Company obtains several components and supplies included in its products from a group of suppliers. During the three months ended September 30, 2022, the Company had two (2) suppliers who accounted for more than 10% of total purchases on an individual basis, and together represented approximately $5,781,000 or 36% of total purchases.

During the three months ended September 30, 2021, the Company had two (2) suppliers who accounted for more than 10% of total purchases on an individual basis, and together represented approximately $2,179,000 or 24% of total purchases.

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

On September 2, 2022 the Company leased a vehicle to be used for corporate transportation activities. The Lease has a term of sixty (60) months and commenced on September 10, 2022. Monthly lease payment is approximately $1,100 excluding sales tax and other fees.

Total lease expense was approximately $223,000 and $214,000 for the three months ended September 30, 2022 and 2021, respectively.

The Future Minimum Lease Payments as of September 30, 2022 are as follows:

Year Ending June 30,
2023 (remaining nine months)	$588,000
2024	804,000
2025	828,000
2026	853,000
2027	372,000
Thereafter	20,000
Total Future Minimum Lease Payments	3,465,000

Less: discount	(652,000)
Total lease liability	$2,813,000

NOTE 9 - SUBSEQUENT EVENTS

Amendment to Revolving Credit Facility with Silicon Valley Bank

On November 7, 2022, we entered into a Third Amendment to Loan and Security Agreement (“Third Amendment”) with Silicon Valley Bank (“SVB”), which amended certain terms of the Loan and Security Agreement dated November 9, 2020, as amended on October 29, 2021, and as further amended on June 23, 2022 (together with the Third Amendment, the “Agreement”), including but not limited to, (i) extending the maturity date from November 7, 2022 to May 7, 2023 (the “Extension Period”), (ii) amending the financial covenants of the Company to cover the Extension Period, and (iii) amending the definition of Permitted Liens (as defined in the Third Amendment). Pursuant to the Third Amendment, the Company paid SVB a non-refundable amendment fee of $12,500 and SVB’s legal fees and expenses incurred in connection with the Third Amendment.

We have used the SVB Credit Facility from-time-to-time. As of September 30, 2022, the outstanding balance of the revolving line of credit was approximately $5.7 million, with approximately $2.3 million of the SVB Credit Facility remained available for future draws through May 7, 2023, unless the credit facility is renewed and its term is extended prior to its expiration.

2022 Bonus Payout

On October 31, 2022, the Compensation Committee and the Board approved the following cash bonuses to the following executive officers, whereby the final cash bonus payout was determined based on a payout percentage of the executive’s previous target cash bonus for fiscal year 2022:

Name	Position	Target Cash Bonus	Payout Percentage	Cash Bonus Payout
Ronald F. Dutt	Chief Executive Officer	$137,500	40%	$55,055.00
Charles Scheiwe	Chief Financial Officer	$71,820	40%	$28,756.73

2023 Bonus Plan

On October 31, 2022, the Compensation Committee also approved the bonus pool and performance criteria for the Annual Bonus Plan for the fiscal year 2023 (the “2023 Bonus”). For the Company’s fiscal year 2023, the performance goals applicable to a bonus are based on the Company achieving certain targets based on the Company’s annual revenue, Adjusted EBITDA (earnings before interest, income taxes, depreciation, amortization, and stock-based compensation), functional goals (the “Financial Targets”), in addition to individual performance objectives and additional bonus amounts if the Company’s financial results exceeds certain thresholds of the Financial Targets.

The Compensation Committee approved the target cash bonuses under the 2023 Bonus based on the base salary for fiscal year 2023 for the following executive officers:

Name	Position	Base Salary		Bonus Percentage of Base Salary	Total Target Payout	Maximum Payout(1)
Ronald F. Dutt	Chief Executive Officer	$300,000	(2)	75%	$225,000	$270,000
Charles Scheiwe	Chief Financial Officer	$205,200		35%	$71,820	$86,184

(1)	Subject to a bonus cap for achieving above set revenue target and a payout cap for achieving 10% positive Adjusted EBITDA.

(2)	To be effective during the second fiscal quarter of 2023.

Stock Option Grant

On October 31, 2022 (the “Grant Date”), the Compensation Committee approved the grant of incentive stock options (the “Options”) under the Company’s 2014 Equity Incentive Plan (the “2014 Plan”) and the Company’s 2021 Equity Incentive Plan (the “2021 Plan”) to certain employees of the Company or its subsidiary, Flux Power, Inc. The Options are subject to the terms and conditions provided in the form of Incentive Stock Option Agreement under the 2014 Plan (the “2014 Option Agreement”) or the form of Incentive Stock Option Agreement under the 2021 Plan (the “2021 Option Agreement”). The Options have an exercise price of $3.43, which is based on the Company’s 10-day volume weighted average price on the Grant Date, and will expire ten (10) years from the Grant Date.

The following executive officers of the Company were granted Options under the 2021 Plan in such number and vesting schedule set forth as follows:

Name	Position	Options*	Vesting Schedule
Ronald F. Dutt	Chief Executive Officer	80,175	Four (4) equal annual installments commencing one year after the Grant Date
Charles Scheiwe	Chief Financial Officer	41,878	Four (4) equal annual installments commencing one year after the Grant Date

*	Subject to $100,000 ISO limitation under the 2021 Plan

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information which management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. The discussion should be read in conjunction with the unaudited interim condensed consolidated Financial Statements and Notes thereto and Part II, Item 7, Management’s Discussion and Analysis of Financial condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

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

Our largest sector of penetration thus far has been the material handling sector which we believe is a multi-billion dollar addressable market. We believe the sector will provide us with an opportunity to grow our business as we enhance our product mix and service levels and grow our sales to large fleets of forklifts and GSEs. Applications of our modular packs for other industrial and commercial uses, such as solar energy storage, are providing additional growth opportunities. We intend to continue to expand our supply chain and customer partnerships and seek further partnerships and/or acquisitions that provide synergy to meeting our growth and “building scale” objectives.

The following table summarizes the new orders, shipments, and backlog activities for the last six (6) fiscal quarters:

Fiscal Quarter Ended	Beginning Backlog	New Orders	Shipments	Ending Backlog
June 30, 2021	$5,910,000	$15,053,000	$8,339,000	$12,624,000
September 30, 2021	$12,624,000	$13,122,000	$6,313,000	$19,433,000
December 31, 2021	$19,433,000	$19,819,000	$7,837,000	$31,415,000
March 31, 2022	$31,415,000	$20,495,000	$13,317,000	$38,593,000
June 30, 2022	$38,593,000	$11,622,000	$15,195,000	$35,020,000
September 30, 2022	$35,020,000	$9,678,000	$17,840,000	$26,858,000

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

As of November 1, 2022, our order backlog was approximately $21.5 million.

Business Updates

Supply Chain Issues and Higher Procurement Costs

Due to COVID-19 pandemic, supply chain disruptions continue, notably with delivery delays at the ports of Los Angeles and Long Beach. In addition, the price of steel and certain other electrical components used in our products have seen dramatic increases, along with increased shipping costs. It is impossible to predict how long the current disruptions to the cost and availability of raw materials and component parts will last. We implemented price increases on certain new product orders in October 2021 and April 2022 to offset rising global costs of raw materials and component parts. In addition, we increased our inventory of raw materials and component parts to $18.9 million as of September 30, 2022 to mitigate supply chain disruptions and support timely deliveries. However, there can be no assurance that our price increases, inventory levels or any future steps we take will be sufficient to offset the rising procurement costs and manage sourcing of raw materials and component parts effectively.

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

Recent Corporate Development

Amendment to Revolving Line of Credit with Silicon Valley Bank

On November 7, 2022, we entered into a Third Amendment to Loan and Security Agreement (“Third Amendment”) with Silicon Valley Bank (“SVB”), which amended certain terms of the Loan and Security Agreement dated November 9, 2020, as amended on October 29, 2021, and as further amended on June 23, 2022 (together with the Third Amendment, the “Agreement”), including but not limited to, (i) extending the maturity date from November 7, 2022 to May 7, 2023 (the “Extension Period”), (ii) amending the financial covenants of the Company to cover the Extension Period, and (iii) amending the definition of Permitted Liens (as defined in the Third Amendment). Pursuant to the Third Amendment, the Company paid SVB a non-refundable amendment fee of $12,500 and SVB’s legal fees and expenses incurred in connection with the Third Amendment. We have used the SVB Credit Facility from-time-to-time. As of September 30, 2022, the outstanding balance of the revolving line of credit was approximately $5.7 million, with approximately $2.3 million of the SVB Credit Facility remained available for future draws through May 7, 2023, unless the credit facility is renewed and its term is extended prior to its expiration.

Segment and Related Information

We operate as a single reportable segment.

Results of Operations and Financial Condition

The following table represents our unaudited condensed consolidated statement of operations for the three months ended September 30, 2022 and September 30, 2021.

	Three Months Ended September 30,
	2022		2021
	$	% of Revenues	$	% of Revenues

Revenues	$17,840,000	100%	$6,271,000	100%
Cost of sales	13,892,000	78%	4,933,000	79%
Gross profit	3,948,000	22%	1,338,000	21%

Operating expenses:
Selling and administrative	4,536,000	25%	3,498,000	56%
Research and development	1,223,000	7%	1,967,000	31%
Total operating expenses	5,759,000	32%	5,465,000	87%

Operating loss	(1,811,000)	-10%	(4,127,000)	-66%

Other income (expense):
Interest expense, net	(328,000)	-2%	(3,000)	-0%

Net loss	$(2,139,000)	-12%	$(4,130,000)	-66%

Revenues

Revenues for the quarter ended September 30, 2022, increased by $11,569,000 or 184% to $17,840,000, compared to $6,271,000 for the quarter ended September 30, 2021. The increase in revenues was due to sales of energy storage solutions with higher average selling prices and a higher volume of units sold. The increase in revenues included both greater sales to existing customers as well as initial sales to new customers.

Cost of Sales

Cost of sales for the quarter ended September 30, 2022, increased by $8,959,000, or 182%, to $13,892,000 compared to $4,933,000 for the quarter ended September 30, 2021. The increase in cost of sales was directly associated with higher sales of energy storage solutions, as well as increased costs of steel, electronic parts, and common off the shelf parts chiefly as a result of the supply chain interruptions. Cost of sales as a percent of revenues for the quarter ended September 30, 2022 was 78%, a decrease of 1 percentage point compared to 79% for the quarter ended September 30, 2021.

Gross Profit

Gross profit for the quarter ended September 30, 2022 increased by $2,610,000 or 195%, to $3,948,000 compared to $1,338,000 for the quarter ended September 30, 2021. The gross profit margin (gross profit as a percent of revenues) increased to 22% for the quarter ended September 30, 2022 compared to 21% for the quarter ended September 30, 2021. Gross profit improved as a result of higher volume of units sold with greater gross margin and lower cost of sales as a result of the gross margin improvement initiatives.

Selling and Administrative Expenses

Selling and administrative expenses for the quarter ended September 30, 2022 increased by $1,038,000 or 30%, to $4,536,000 compared to $3,498,000 for the quarter ended September 30, 2021. The increase was primarily attributable to increases in personnel expenses related to new hires and temporary labor, severance expenses incurred, and increases in outbound shipping costs, insurance premiums, commissions, and accounting fees, partially offset by a decrease in marketing expenses and stock-based compensation.

Research and Development Expense

Research and development expenses for the quarter ended September 30, 2022 decreased by $744,000 or 38%, to $1,223,000 compared to $1,967,000 for the quarter ended September 30, 2021. Such expenses consisted primarily of materials, supplies, salaries and personnel related expenses, product testing, consulting, and other expenses associated with revisions to existing product designs and new product development. The decrease in research and development expenses was primarily due to lower staff related expenses and expenses related to development of new products.

Interest Expense

Interest expense for the quarter ended September 30, 2022 increased by $325,000 to $328,000 compared to $3,000 for the quarter ended September 30, 2021. Interest expense was primarily related to our outstanding lines of credit. Also included in interest expense during quarter ended September 30, 2022 was additional interest expense of approximately $292,000 representing the amortization of debt discount related to our existing lines of credit.

Net Loss

Net loss for the quarter ended September 30, 2022 decreased by $1,991,000 or 48%, to $2,139,000 as compared to a net loss of $4,130,000 for the quarter ended September 30, 2021. The lower net loss for the quarter ended September 30, 2022 was primarily attributable to increased gross profit, partially offset by increases in operating expenses and interest expense.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA is calculated by taking net income and adding back the expenses related to interest, income taxes, depreciation, amortization, and stock-based compensation, each of which has been calculated in accordance with GAAP. Adjusted EBITDA was a loss of approximately $1,544,000 for the three months ended September 30, 2022 compared to a loss of $3,804,000 for the three months ended September 30, 2021.

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

As Adjusted EBITDA is a non-GAAP financial measure, it should not be construed as a substitute for EBITDA and net income (loss) (as determined in accordance with GAAP) for the purpose of analyzing our operating performance or financial position.

A reconciliation of our Adjusted EBITDA to net loss is included in the table below:

	Three Months Ended September 30,
	2022	2021
Net loss	$(2,139,000)	$(4,130,000)
Add/Subtract:
Interest, net	328,000	3,000
Income tax provision	-	-
Depreciation and amortization	172,000	123,000
EBITDA	(1,639,000)	(4,004,000)
Add/Subtract:
Stock-based compensation	95,000	200,000
Adjusted EBITDA	$(1,544,000)	$(3,804,000)

Liquidity and Capital Resources

Overview

As of September 30, 2022, we had a cash balance of $306,000 and an accumulated deficit of $83,953,000. For the quarter ended September 30, 2022 and the year ended June 30, 2022, we generated negative cash flows from operations of $589,000 and $23.9 million, respectively. Historically our business has not generated sufficient cash to fund our operations. However, we believe that based on our ability to recognize revenue from our existing backlog, we anticipate increased revenues along with the planned improvements in our gross margin over the next twelve (12) months. Our planned gross margin improvement tasks continue to include, but is not limited to, a plan to drive bill of material costs down while increasing price of our products for new orders. We have received new orders during the twelve (12) months period ended September 30, 2022, of approximately $61.6 million and believe through conversations with our customers that our anticipation of continued new order increases is probable.

As of November 4, 2022, we believe that our existing cash of $248,000, together with $1.4 million that currently remains available under our $8.0 million revolving line of credit with Silicon Valley Bank_(“SVB Credit Facility”), and $4.0 million available under the subordinated line of credit (“Subordinated LOC”), along with the forecasted gross margin will be sufficient to meet our anticipated capital resources to fund planned operations for the next twelve (12) months. See “Future Liquidity Needs” below.

Cash Flows

Cash Flow Summary

	Three Months Ended September 30,
	2022	2021

Net cash used in operating activities	$(589,000)	$(4,416,000)
Net cash used in investing activities	(352,000)	(238,000)
Net cash provided by financing activities	762,000	15,678,000
Net change in cash	$(179,000)	$11,024,000

Operating Activities

Net cash used in operating activities was $589,000 for the three months ended September 30, 2022, compared to net cash used in operating activities of $4,416,000 for the three months ended September 30, 2021. The primary usages of cash for the three months ended September 30, 2022 were the net loss of $2,139,000 and increases in accounts receivable, inventory, and other assets, and decreases in customer deposits and office lease payable, that were partially offset by increases in accounts payable, accrued expenses, deferred revenue and non-cash operating costs. The primary usages of cash for the three months ended September 30, 2021 were the net loss of $4,130,000, increases in inventory, and other assets, partially offset by a decrease in accounts receivable and an increase in accounts payable.

Investing Activities

Net cash used in investing activities was $352,000 for the three months ended September 30, 2022 and consisted primarily of the costs of internal software development and other capital equipment.

Net cash used in investing activities was $238,000 for the three months ended September 30, 2021 and consisted primarily of the costs of internally developed software and purchase of furniture and equipment and warehouse equipment.

Financing Activities

Net cash provided by financing activities was $762,000 for the three months ended September 30, 2022, representing net borrowings under the SVB Line of Credit during quarter ended September 30, 2022.

Net cash provided by financing activities was $15,678,000 for the three months ended September 30, 2021, which primarily consisted of $14,076,000 in net proceeds from issuances of common stock in the registered direct offering closed on September 27, 2021, and $1,602,000 in net proceeds from sales of common stock under our ATM offering.

Future Liquidity Needs

We have evaluated our expected cash requirements over the next twelve (12) months, which include, but are not limited to, investments in additional sales and marketing and research and development, capital expenditures, and working capital requirements. We also intend to extend the maturity date of our Subordinated Note due on December 31 2022 for another year upon payment of a commitment fee equal to two percent (2%) of the commitment amount. We believe that our existing cash, cash from our future operations, and additional funding available under our SVB Credit Facility, combined with funds available to us under our Subordinated LOC of up to $4.0 million, along with the forecasted gross margin will be sufficient to meet our anticipated capital resources to fund planned operations for at least the next twelve (12) months. As of November 4, 2022, we had a cash balance of $248,000 and $1.4 million remained available under the SVB Credit Facility and $4.0 million was available for future draws under the Subordinated LOC. As of November 4, 2022, $5.7 million remained available under our ATM offering that could be utilized if necessary based on trading and market conditions. In addition, to support our operations and anticipated growth, we intend to continue our efforts to secure additional capital from a variety of current and new sources including, but not limited to, sales of our equity securities. We also continue to execute our cost reduction, sourcing, pricing recovery initiatives in efforts to increase our gross margins and improve cash flow from operations.

Although management believes that our existing cash and the additional funding sources currently available to us under the lines of credit are sufficient to fund planned operations for the next twelve (12) months, this is dependent our ability to successfully maintain and draw on our credit facilities. Our ability to draw funds from the line of credit are subject to certain restrictions and covenants. If we are unable to meet the conditions provided in the loan documents, the funds will not be available to us. In addition, should there be any delays in the receipts of key component parts, due in part to supply change disruptions, our ability to fulfil the backlog of sales orders will be negatively impacted resulting in lower availability of cash resources from operations. In that event, we may be required to raise additional funds by issuing equity or convertible debt securities. If such funds are not available when required, management will be required to curtail investments in additional sales and marketing and product development, which may have a material adverse effect on future cash flows and results of operations. In addition, any, unforeseen factors in the general economy beyond management’s control could potentially have negative impact on the planned gross margin improvement plan.

In the event we are required to obtain additional funds, there is no guarantee that additional funds will be available on a timely basis or on acceptable terms. To the extent that we raise additional funds by issuing equity or convertible debt securities, our stockholders may experience additional dilution and such financing may involve restrictive covenants.

Critical Accounting Policies

The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2022 filed with the SEC on September 28, 2022.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2022 because of the material weaknesses identified in our internal controls over financial reporting.

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

As described in the Company’s 10-K for the fiscal year ended June 30, 2022, management assessed the effectiveness of the Company’s internal control over financial reporting and based on such assessment, management concluded that as of June 30, 2022, our internal control over financial reporting was not effective due to material weakness related to ineffective oversight of the Company’s internal control over financial reporting and lack of sufficient review and approval of the underlying data used in the calculation of warranty reserve. During the quarter ended September 30, 2022, we have implemented additional control procedures to strengthen the oversight of the Company’s internal control over financial reporting through review and sign off by the senior management of all significant assumptions and estimates being used and the underlying data used in producing financial schedules/estimates and financial reporting. We have also added a second level of review and approval for all manual journal entries for significant estimates and assumptions made by management. We plan to continue to assess our internal controls and control procedures and intend to take further action as necessary or appropriate to address any other matters we identify or are brought to our attention.

Changes in Internal Control Over Financial Reporting

Except as discussed above, there have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A - RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks set forth in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, filed with the SEC on September 28, 2022, before making an investment decision. If any of the risks actually occur, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should read the section captioned “Special Note Regarding Forward Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this report.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

The following exhibits are filed as part of this Report.

Exhibit No.	Description
10.1#	Employee Separation and Release. Incorporated by reference to Exhibit 10.1 on Form 8-K/A filed with the SEC on August 26, 2022.
10.2	Third Amendment to Loan and Security Agreement, dated November 7, 2022. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on November 10, 2022.
31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.*
31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.*
32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.*
32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.*
101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File, formatted in Inline XBRL (included as Exhibit 101)

#	Indicates a management contract or a compensatory plan, contract or arrangement
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Flux Power Holdings, Inc.

Date: November 10, 2022	By:	/s/ Ronald F. Dutt
Ronald F. Dutt
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Charles A. Scheiwe
Charles A. Scheiwe
Chief Financial Officer
(Principal Financial Officer)

