Form 10-Q
period 2022-12-31
Flux Power Holdings, Inc.
filed 2023-02-09
CIK 1083743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

Yes ☐ No ☒

The number of shares of registrant’s common stock outstanding as of February 6, 2023 was 16,029,478.

FLUX POWER HOLDINGS, INC.

FORM 10-Q

For the Quarterly Period Ended December 31, 2022

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

Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements include, among other things, statements relating to:

●	to date we have not generated sufficient cash to fund our operations. At December 31, 2022, we had a cash balance of $157,000 and an accumulated deficit of $85.6 million. Our operating plan and forecast include a number of estimates and assumptions including our ability to execute our proposed plans, to generate revenue from our current backlog, to increase both revenue and gross profit, to implement cost reductions and to maintain access to financing under existing debt agreements. If we are not successful in executing our plans as expected, our ability to continue as a going concern will be adversely affected;

●	our ability to secure sufficient funding to support our current and proposed operations, which could be more difficult considering the negative impact of the COVID-19 pandemic on our operations, customer demand and supply chain, difficult stock market conditions as well as investor sentiment regarding our industry and our stock;

●	our ability to manage our working capital requirements efficiently;

●	our ability to maintain our credit facilities and obtain the necessary funds as needed;

●	our ability to maintain effective internal controls, our ability to record, process and report financial information timely and accurately could be adversely affected and could result in a material misstatement in our financial statements, which could subject us to litigation or investigations, require management resources, increase our expenses, negatively affect investor confidence in our financial statements and adversely impact the trading price of our common stock.

●	our ability to realize revenue from the current backlog is dependent on among other things, the delivery of key parts from our vendors in a timely manner. Backlog may not be indicative of future operating results, and existing orders may be cancelled, modified or otherwise altered by customers. We can provide no assurance as to the profitability of the contracts reflected in our backlog;

●	our ability to obtain raw materials and other supplies for our products at existing or competitive prices and on a timely basis, particularly considering the impact of COVID-19 pandemic and inflation on our suppliers and supply chain;

●	our anticipated growth strategies and our ability to manage the expansion of our business operations effectively;

●	our ability to maintain or increase our market share in the competitive markets in which we do business;

●	our ability to grow our revenue, increase our gross profit margin and become a profitable business;

●	our ability to fulfill our backlog of open sales orders given delays in the receipt of key component parts and other potential manufacturing disruptions posed by the ongoing COVID-19 pandemic and general supply chain issues;

●	our ability to keep up with rapidly changing technologies and evolving industry standards, including our ability to achieve technological advances;

●	our dependence on the growth in demand for our products;

●	our ability to compete with larger companies with far greater resources than we have;

●	our ability to shift to new suppliers and incorporate new components into our products in a manner that is not disruptive to our business;

●	our ability to obtain and maintain UL Listings and OEM approvals for our energy storage solutions;

●	our ability to diversify our product offerings and capture new market opportunities;

●	our ability to source our needs for skilled labor, machinery, parts, and raw materials economically;

●	our ability to attract and retain key members of our senior management;

●	our ability to continue to operate safely and effectively during the COVID-19 pandemic; and

●	our dependence on few major customers.

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

PART I - Financial Information

Item 1. Financial Statements

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2022	June 30, 2022
	(Unaudited)
ASSETS

Current assets:
Cash	$157,000	$485,000
Accounts receivable	10,467,000	8,609,000
Inventories, net	19,507,000	16,262,000
Other current assets	884,000	1,261,000
Total current assets	31,015,000	26,617,000
Right of use assets	2,601,000	2,597,000
Property, plant and equipment, net	1,561,000	1,578,000
Other assets	115,000	89,000

Total assets	$35,292,000	$30,881,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$12,797,000	$6,645,000
Accrued expenses	2,298,000	2,209,000
Line of credit	6,811,000	4,889,000
Deferred revenue	81,000	163,000
Customer deposits	29,000	175,000
Finance lease payable, current portion	64,000	-
Office lease payable, current portion	542,000	504,000
Accrued interest	1,000	1,000
Total current liabilities	22,623,000	14,586,000

Office lease payable, less current portion	2,079,000	2,361,000
Finance lease payable, less current portion	172,000	-

Total liabilities	24,874,000	16,947,000

Stockholders’ equity:

Preferred stock, $0.001 par value; 500,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 30,000,000 shares authorized; 16,029,478 and 15,996,658 shares issued and outstanding at December 31, 2022 and June 30, 2022, respectively	16,000	16,000
Additional paid-in capital	96,036,000	95,732,000
Accumulated deficit	(85,634,000)	(81,814,000)

Total stockholders’ equity	10,418,000	13,934,000

Total liabilities and stockholders’ equity	$35,292,000	$30,881,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Revenues	$17,158,000	$7,690,000	$34,998,000	$13,961,000
Cost of sales	13,050,000	6,648,000	26,942,000	11,581,000

Gross profit	4,108,000	1,042,000	8,056,000	2,380,000

Operating expenses:
Selling and administrative	4,250,000	4,000,000	8,786,000	7,498,000
Research and development	1,162,000	2,088,000	2,385,000	4,055,000
Total operating expenses	5,412,000	6,088,000	11,171,000	11,553,000

Operating loss	(1,304,000)	(5,046,000)	(3,115,000)	(9,173,000)

Other income	8,000	-	8,000	-
Interest expense	(385,000)	(31,000)	(713,000)	(34,000)

Net loss	$(1,681,000)	$(5,077,000)	$(3,820,000)	$(9,207,000)

Net loss per share - basic and diluted	$(0.10)	$(0.32)	$(0.24)	$(0.62)

Weighted average number of common shares outstanding - basic and diluted	16,020,183	15,987,502	16,008,740	14,895,989

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock
	Shares	Capital Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at June 30, 2022	15,996,658	$16,000	$95,732,000	$(81,814,000)	$13,934,000

Issuance of common stock – exercised options and RSU settlement	1,678	-	-	-	-
Stock based compensation	-	-	95,000	-	95,000
Net loss	-	-	-	(2,139,000)	(2,139,000)
Balance at September 30, 2022	15,998,336	16,000	95,827,000	(83,953,000)	11,890,000

Issuance of common stock – exercised options and RSU settlement	31,142	-	-	-	-
Stock based compensation	-	-	209,000	-	209,000
Net loss	-	-	-	(1,681,000)	(1,681,000)
Balance at December 31, 2022	16,029,478	$16,000	$96,036,000	$(85,634,000)	$10,418,000

	Common Stock
	Shares	Capital Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at June 30, 2021	13,652,164	$14,000	$79,197,000	$(66,205,000)	$13,006,000

Issuance of common stock and warrants – registered direct offering, net of costs	2,142,860	2,000	14,074,000	-	14,076,000
Issuance of common stock – public offering, net of costs	190,782	-	1,602,000	-	1,602,000
Issuance of common stock – exercised options	1,696	-	-	-	-
Stock based compensation	-	-	200,000	-	200,000
Net loss	-	-	-	(4,130,000)	(4,130,000)
Balance at September 30, 2021	15,987,502	16,000	95,073,000	(70,335,000)	24,754,000

Additional offering costs related to the registered direct offering	-	-	(105,000)	-	(105,000)
Stock based compensation	-	-	249,000	-	249,000
Net loss	-	-	-	(5,077,000)	(5,077,000)
Balance at December 31, 2021	15,987,502	$16,000	$95,217,000	$(75,411,000)	$19,822,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(3,820,000)	$(9,207,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	371,000	259,000
Stock-based compensation	304,000	449,000
Amortization of debt issuance costs	368,000	-
Noncash lease expense	236,000	214,000
Allowance for inventory reserve	135,000	169,000
Changes in operating assets and liabilities:
Accounts receivable	(1,858,000)	913,000
Inventories	(3,380,000)	(9,239,000)
Other current assets	(17,000)	(409,000)
Accounts payable	6,152,000	2,064,000
Accrued expenses	89,000	(350,000)
Accrued interest	-	1,000
Office lease payable	(244,000)	(211,000)
Deferred revenue	(82,000)	116,000
Customer deposits	(146,000)	(171,000)
Net cash used in operating activities	(1,892,000)	(15,401,000)

Cash flows from investing activities
Purchases of equipment	(344,000)	(530,000)
Proceeds from sale of fixed assets	8,000	-
Net cash used in investing activities	(336,000)	(530,000)

Cash flows from financing activities:
Proceeds from issuance of common stock in registered direct offering, net of offering costs	-	13,971,000
Proceeds from issuance of common stock in public offering, net of offering costs	-	1,602,000
Proceeds from revolving line of credit	30,550,000	3,500,000
Payment of revolving line of credit	(28,628,000)	-
Payment of financed leases	(22,000)	-
Net cash provided by financing activities	1,900,000	19,073,000

Net change in cash	(328,000)	3,142,000
Cash, beginning of period	485,000	4,713,000

Cash, end of period	$157,000	$7,855,000

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Initial right of use asset recognition	$258,000	$-
Common stock issued for vested RSUs	$114,000	$-
Supplemental cash flow information:
Interest paid	$288,000	$33,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

For the three months ended December 31, 2022 and 2021, basic and diluted weighted-average common shares outstanding were 16,020,183 and 15,987,502, respectively. For the six months ended December 31, 2022 and 2021, basic and diluted weighted-average common shares outstanding were 16,008,740 and 14,895,989, respectively. The Company incurred a net loss for the three and six months ended December 31, 2022 and 2021, and therefore, basic and diluted loss per share for the periods were the same because potential common share equivalent would have been anti-dilutive. The total potentially dilutive common shares outstanding at December 31, 2022 and 2021 that were excluded from diluted weighted-average common shares outstanding represent shares underlying outstanding convertible debt, stock options, RSUs, and warrants, and totaled 2,608,505 and 2,092,851, respectively.

At December 31, 2022 and 2021 potentially dilutive common shares outstanding that were excluded from diluted weighted-average common shares outstanding were as follows:

	December 31, 2022	December 31, 2021
Stock options	1,019,602	513,606
RSUs	216,989	292,932
Warrants	1,371,914	1,286,313

Total	2,608,505	2,092,851

Liquidity Considerations

The accompanying financial statements and notes have been prepared assuming the Company will continue as a going concern. For the six months ended December 31, 2022 and the year ended June 30, 2022, the Company generated negative cash flows from operations of $1.9 million and $23.9 million, respectively, and had an accumulated deficit of $85.6 million and $81.8 million, respectively. Management has evaluated the Company’s expected cash requirements over the next twelve (12) months, including investments in additional sales and marketing and research and development, capital expenditures, and working capital requirements. Management believes the Company’s existing cash, funding available under the SVB Credit Facility and the subordinated line of credit (“Subordinated LOC”), expected improvements in the gross margin and lower cash requirements will enable the Company to fund planned operations for the next twelve (12) months.

Historically, the Company has not generated sufficient cash to fund its operations. The Company is continuing efforts to improve operational efficiencies and to generate revenue from its existing backlog. Management currently anticipates increased revenues as well as improvements in the Company’s gross margin over the next twelve (12) months. The Company has received new orders in the twelve-month period ended December 31, 2022, of approximately $62.4 million.

As of February 6, 2023, the Company had a cash balance of $964,000, $5.7 million remaining balance under the SVB Credit Facility and $4.0 million was available for future draws under the Subordinated LOC. As of February 6, 2023, $5.7 million remained available under the Company’s ATM agreement. In addition, to support our operations and anticipated growth, we intend to explore additional sources of capital as needed. We also continue to execute our cost reduction, sourcing, pricing recovery initiatives in efforts to increase our gross margins and improve cash flow from operations. Any unforeseen factors in the general economy beyond management’s control could potentially have negative impact on the planned gross margin improvement plan.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31, 2022	June 30, 2022
Payroll and bonus accrual	$719,000	$767,000
PTO accrual	412,000	430,000
Warranty liability	1,167,000	1,012,000

Total Accrued expenses	$2,298,000	$2,209,000

NOTE 4 – NOTES PAYABLE

Revolving Line of Credit

On November 9, 2020, the Company entered into a Loan and Security Agreement (“Agreement”) with Silicon Valley Bank (“SVB”).

On October 29, 2021, the Company entered into a First Amendment to Loan and Security Agreement (“First Amendment” and together with the Agreement, the “Loan Agreement”) with SVB which amended certain terms of the Agreement including, but not limited to, increasing the amount of the revolving line of credit from $4.0 million to $6.0 million, and extending the maturity date to November 7, 2022. The First Amendment provided the Company with a senior secured credit facility for up to $6.0 million available on a revolving basis (“Revolving LOC”). Outstanding principal under the Revolving LOC accrued interest at a floating rate per annum equal to the greater of (i) Prime Rate plus two and a half percent (2.50%), or (ii) five and three-quarters percent (5.75%). The Company paid a non-refundable commitment fee of $15,000 upon execution of the Agreement and an additional non-refundable commitment fee of $22,500 in connection with the First Amendment.

On June 23, 2022, the Company entered into a Second Amendment to Loan and Security Agreement (“Second Amendment” and together with the Loan Agreement,, the “Second Amended Loan Agreement”) with SVB, which amended certain terms of the Loan Agreement , including but not limited to, (i) increasing the amount of the revolving line of credit to $8.0 million, (ii) changing the financial covenants of the Company from one based on tangible net worth to another based on adjusted EBITDA (as defined in the Second Amendment) on a trailing six (6) month basis and liquidity ratio certified as of the end of each month pursuant to the calculations set forth therein, and (iii) allowing for the assignment and transfer by SVB of all of its obligations, rights and benefits under the Agreement and Loan Documents (as defined in the Agreement and except for the Warrants).

In addition, under the Second Amendment, the interest rate terms for the outstanding principal under the Revolving LOC were amended to accrue interest at a floating per annum rate equal to the greater of either (A) Prime Rate plus three and one-half of one percent (3.50%) or (B) seven and one-half of one percent (7.50%). Interest payments are due monthly on the last day of the month. In addition, the Company is required to pay a quarterly unused facility fee equal to one-quarter of one percent (0.25%) per annum of the average daily unused portion of the $8.0 million commitment under the SVB Credit Facility, depending upon availability of borrowings under the Revolving LOC. Pursuant to the Second Amendment, the Company paid SVB a non-refundable amendment fee of $5,000 and SVB’s legal fees and expenses incurred in connection with the Second Amendment.

In connection with the Second Amendment, the Company issued a twelve-year warrant to SVB and its designee, SVB Financial Group, to purchase up to 40,806 shares of common stock of the Company at an exercise price of $2.23 per share pursuant to the terms set forth therein.

On November 7, 2022, we entered into a Third Amendment to Loan and Security Agreement (“Third Amendment”) with SVB, which amended certain terms of the Second Amended Loan Agreement (together with the Third Amendment, the “Third Amended Loan Agreement”), including but not limited to, (i) extending the maturity date from November 7, 2022 to May 7, 2023 (the “Extension Period”), (ii) amending the financial covenants of the Company to cover the Extension Period and to include a liquidity ratio financial covenant, and (iii) amending the definition of Permitted Liens (as defined in the Third Amendment). Pursuant to the Third Amendment, the Company paid SVB a non-refundable amendment fee of $12,500 and SVB’s legal fees and expenses incurred in connection with the Third Amendment.

On January 10, 2023, the Company entered into a Fourth Amendment to Loan and Security Agreement (the “Fourth Amendment”) with SVB, which amended certain terms of the Third Amended Loan Agreement (together with the Fourth Amendment, the “Agreement”), including but not limited to, (i) increasing the amount of the SVB Credit Facility from $8.0 million to $14.0 million, (ii) removing the liquidity ratio financial covenant of the Company under Section 6.9 of the Third Amended Loan Agreement, (iii) amending the definition of Borrowing Base (as defined in the Fourth Amendment), which includes a new defined term for Net Orderly Liquidation Value (as defined in the Fourth Amendment), and (iv) removing certain defined liquidity terms under Section 13.1 of the Third Amended Loan Agreement. (See Note 9 – Subsequent Events). Pursuant to the Fourth Amendment, the Company paid SVB a non-refundable amendment fee of $10,000 and SVB’s legal fees and expenses incurred in connection with the Fourth Amendment.

The Company has used the SVB Credit Facility to fund its operations and working capital requirements. Amounts outstanding under the Revolving LOC are secured by substantially all tangible and intangible assets of the Company (including, without limitation, intellectual property) pursuant to the terms of the Fourth Amended Loan Agreement, and the Intellectual Property Security Agreement dated as of October 29, 2021. During the six months ended December 31, 2022, the Company had multiple Revolving LOC drawdowns totaling $30.6 million and multiple Revolving LOC payments totaling $28.6 million. As of December 31, 2022, the outstanding balance under the Revolving LOC was approximately $6.8 million.

As noted above, on January 10, 2023, the SVB Credit Facility was increased by $6.0 million to $14.0 million and as of February 6, 2023, $5.7 million remaining balance for future draws through May 7, 2023, unless the credit facility is renewed and its term is extended prior to its expiration. (See Note 9 – Subsequent Events)

NOTE 5 - RELATED PARTY DEBT AGREEMENTS

As of December 31, 2022 and June 30, 2022, the Company had no related party debt balance outstanding. Below are the activities for the Company’s related party debt agreements that existed during the periods ended December 31, 2022 and 2021 covered by the accompanying unaudited condensed consolidated financial statements.

Subordinated Line of Credit Facility

On May 11, 2022, the Company entered into a Credit Facility Agreement (the “Subordinated LOC”) with Cleveland Capital, L.P., a Delaware limited partnership (“Cleveland”), Herndon Plant Oakley, Ltd., (“HPO”), and other lenders (together with Cleveland and HPO, the “Lenders”). The Subordinated LOC provides the Company with a short-term line of credit not less than $3,000,000 and not more than $5,000,000, the proceeds of which shall be used by the Company for working capital purposes. In connection with the Subordinated LOC, the Company issued a separate subordinated unsecured promissory note in favor of each respective Lender (each promissory note, a “Note”) for each Lender’s commitment amount (each such commitment amount, a “Commitment Amount”). As of December 31, 2022, the Lenders committed to an aggregate commitment of $4,000,000.

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

Each Note bears an interest rate of 15.0% per annum on each Advance from and after the date of disbursement of such Advance and is payable on (i) the Due Date in cash or shares of common stock of the Company (the “Common Stock”) at the sole election of the Company, unless such Due Date extended pursuant to the Note, or (ii) on occurrence of an event of Default (as defined in the Note). The Due Date may be extended (i) at the sole election of the Company for one (1) additional year period from the Due Date upon the payment of a commitment fee equal to two percent (2%) of the Commitment Amount to the Lender within thirty (30) days prior to the original Due Date, or (ii) by the Lender in writing. In addition, each Lender signed a Subordination Agreement by and between the Lenders and SVB dated as of May 11, 2022 (the “Subordination Agreement”) for the purposes of subordinating the right to payment under the Note to SVB’s indebtedness by the Company now outstanding or hereinafter incurred. On December 15, 2022, the Board of Directors of the Company elected to extend the Due Date to December 31, 2023 and the Company paid the Lenders an extension fee in the aggregate amount of $80,000.

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

From December 21, 2020 through December 31, 2022, the Company sold an aggregate of 1,169,564 shares of common stock at an average price of $12.24 per share for gross proceeds of approximately $14.3 million under the ATM Offering. The Company received net proceeds of approximately $13.7 million, net of commissions and other offering related expenses.

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

In May 2022 and in conjunction with entry into a credit facility with Cleveland , HPO, and other lenders (together with Cleveland and HPO, the “Lenders”), the Company issued five-year warrants to the Lenders to purchase up to 128,000 shares of the Company’s common stock at an exercise price of $2.53 per share and had a fair value of approximately $173,000.

In June 2022 and in conjunction with the entry into the Second Amendment to Loan and Security Agreement with SVB, the Company issued twelve-year warrants to SVB and its designee, SVB Financial Group, to purchase up to 40,806 shares of the Company’s common stock at an exercise price of $2.23 per share and had a fair value of approximately $80,000.

Warrant detail for the six months ended December 31, 2022 is reflected below:

	Number of Warrants	Weighted Average Exercise Price Per Warrant	Weighted Average Remaining Contract Term (# years)
Warrants outstanding and exercisable at June 30, 2022	1,455,119	$6.10
Warrants cancelled	(83,205)	$4.00
Warrants outstanding and exercisable at December 31, 2022	1,371,914	$6.23	3.92

Warrant detail for the six months ended December 31, 2021 is reflected below:

	Number of Warrants	Weighted Average Exercise Price Per Warrant	Remaining Contract Term (# years)
Warrants outstanding and exercisable at June 30, 2021	214,883	$4.49
Warrants issued	1,071,430	$7.00
Warrants outstanding and exercisable at December 31, 2021	1,286,313	$6.58	4.35

Stock Options

In connection with the reverse acquisition of Flux Power, Inc. in 2012, the Company assumed the 2010 Plan. As of December 31, 2022, there were 22,536 options to purchase common stock outstanding under the 2010 Plan. No additional options may be granted under the 2010 Plan.

On February 17, 2015 the Company’s stockholders approved the 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan offers certain employees, directors, and consultants the opportunity to acquire the Company’s common stock subject to vesting requirements and serves to encourage such persons to remain employed by the Company and to attract new employees. The 2014 Plan allows for the award of the Company’s common stock and stock options, up to 1,000,000 shares of the Company’s common stock. As of December 31, 2022, 109,027 shares of the Company’s common stock were available for future grants under the 2014 Plan.

On April 29, 2021, the Company’s stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan authorizes the issuance of awards for up to 2,000,000 shares of common stock in the form of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock units, restricted stock awards and unrestricted stock awards to officers, directors and employees of, and consultants and advisors to, the Company or its affiliates. As of December 31, 2022, 1,552,674 shares of the Company’s common stock were available for future grants under the 2021 Plan.

On October 31, 2022, the Board of Directors authorized a total of 624,441 stock options to be granted under the Company’s 2014 Plan and 2021 Plan.

Activity in the Company’s stock options during the six months ended December 31, 2022 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2022	503,433	$11.03
Granted	624,441	$3.43
Exercised	(22,500)	$4.60
Forfeited and cancelled	(85,772)	$13.46
Outstanding at December 31, 2022	1,019,602	$6.32	7.98
Exercisable at December 31, 2022	399,922	$10.79	5.10

Activity in the Company’s stock options during the six months ended December 31, 2021 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2021	531,205	$11.02
Granted	-	$-
Exercised	(3,400)	$4.65
Forfeited and cancelled	(14,199)	$13.70
Outstanding at December 31, 2021	513,606	$10.99	6.20
Exercisable at December 31, 2021	500,623	$10.95	6.16

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

Activity in RSUs during the six months ended December 31, 2022 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Grant date Fair Value	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2022	304,221	$6.06
Granted	5,034	$2.70
Vested and settled	(32,248)	$3.49
Forfeited and cancelled	(60,018)	$6.51
Outstanding at December 31, 2022	216,989	$5.92	1.07

Activity in RSUs during the six months ended December 31, 2021 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Grant date Fair Value	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2021	131,652	$9.25	2.72
Granted	179,614	$5.75	-
Forfeited and cancelled	(18,334)	$7.71	-
Outstanding at December 31, 2021	292,932	$7.22	2.69

Stock-based Compensation

Stock-based compensation expense for the three and six months ended December 31, 2022 and 2021 represents the estimated fair value of stock options and RSUs at the time of grant amortized under the straight-line method over the expected vesting period and reduced for estimated forfeitures of options and RSUs. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from original estimates. At December 31, 2022, the aggregate intrinsic value of exercisable stock options was approximately $335,000.

The following table summarizes stock-based compensation expense for employee and non-employee stock option and RSU grants:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Research and development	$43,000	$54,000	$69,000	$90,000
Selling and administrative	166,000	195,000	235,000	359,000
Total stock-based compensation expense	$209,000	$249,000	$304,000	$449,000

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. The fair value of stock options was measured at the grant date using the assumptions (annualized percentages) in the table below:

	Six Months Ended December 31,
	2022	2021(1)
Expected volatility	90.12%	*
Risk free interest rate	4.21%	*
Forfeiture rate	20%	*
Dividend yield	0%	*
Expected term (years)	6.25	*

(1)	No stock option was granted during the six months ended December 31, 2021.

At December 31, 2022, the unamortized stock-based compensation expense related to outstanding stock options and RSUs was approximately $1,030,000 and $503,000, respectively, and these amounts are expected to be expensed over the weighted-average remaining recognition period of 3.83 years and 1.07 years, respectively.

NOTE 7 - CONCENTRATIONS

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and unsecured trade accounts receivable. The Company maintains cash balances in non-interest bearing bank deposit accounts at a California commercial bank. The Company’s cash balance at this institution is secured by the Federal Deposit Insurance Corporation up to $250,000. As of December 31, 2022 and June 30, 2022, cash was approximately $157,000 and $485,000, respectively. The Company has not experienced any losses in such accounts. Management believes that the Company is not exposed to any significant credit risk with respect to its cash.

Customer Concentrations

During the three months ended December 31, 2022, the Company had three (3) major customers that each represented more than 10% of revenues on an individual basis, and together represented approximately $11,542,000 or 67% of total revenues. During the six months ended December 31, 2022, the Company had three (3) major customers that each represented more than 10% of revenues on an individual basis, and together represented approximately $22,336,000 or 64% of total revenues.

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

Suppliers/Vendor Concentrations

The Company obtains several components and supplies included in its products from a group of suppliers. During the three months ended December 31, 2022, the Company had one (1) supplier who accounted for more than 10% of total purchases and represented approximately $4,992,000 or 32% of total purchases. During the six months ended December 31, 2022, the Company had one (1) supplier who accounted for more than 10% of total purchases and represented approximately $9,149,000 or 29% of total purchases. We continue to assess our supplier base to ensure alignment with our expanding needs.

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

Total rent expense was approximately $217,000 and $215,000 for the three months ended December 31, 2022 and 2021, respectively. Total rent expense was approximately $439,000 and $429,000 for the six months ended December 31, 2022 and 2021, respectively.

Capital Leases

On September 2, 2022 the Company leased a vehicle to be used for corporate transportation activities. The Lease has a term of sixty (60) months and commenced on September 10, 2022. The monthly lease payment is approximately $1,100 excluding sales tax and other fees.

On October 17, 2022 the Company leased certain equipment to be used for manufacturing and testing our products. The Lease has a term of thirty-six (36) months and commenced on October 17, 2022. The monthly lease payment is approximately $5,500.

Lease costs are amortized on a straight-line basis over their respective lease terms. Depreciation expense related to leased assets was approximately $18,000 for the three and six months ended December 31, 2022. Interest expense on leased liabilities was approximately $5,000 for the three and six months ended December 31, 2022. The Company did not have any financed leases during the six months ended December 31, 2021.

The Future Minimum Lease Payments as of December 31, 2022 are as follows:

	Operating Leases	Finance Leases
Year Ending June 30,
2023 (remaining six months)	$385,000	$36,000
2024	791,000	81,000
2025	815,000	80,000
2026	840,000	32,000
2027	359,000	15,000
Thereafter	-	20,000
Total Future Minimum Lease Payments	3,190,000	264,000

Less: discount	(569,000)	(28,000)
Total lease liability	$2,621,000	$236,000

NOTE 9 - SUBSEQUENT EVENTS

On January 10, 2023, the Company entered into a Fourth Amendment to Loan and Security Agreement (the “Fourth Amendment”) with SVB, which amended certain terms of the Loan and Security Agreement dated November 9, 2020, as amended on October 29, 2021, as further amended on June 23, 2022, and as further amended on November 7, 2022 (together with the Fourth Amendment, the “Agreement”), including but not limited to, (i) increasing the amount of the revolving line of credit from $8.0 million to $14.0 million, (ii) removing the liquidity ratio financial covenant of the Company under Section 6.9 of the Agreement, (iii) amending the definition of Borrowing Base (as defined in the Fourth Amendment), which includes a new defined term for Net Orderly Liquidation Value (as defined in the Fourth Amendment), and (iv) removing certain defined liquidity terms under Section 13.1 of the Agreement. Pursuant to the Fourth Amendment, the Company paid SVB a non-refundable amendment fee of $10,000 and SVB’s legal fees and expenses incurred in connection with the Fourth Amendment. As of February 6, 2023, $5.7 million remaining balance for future draws through May 7, 2023, unless the credit facility is renewed and its term is extended prior to its expiration.

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

The following table summarizes the new orders, shipments, and backlog activities for the last six (6) fiscal quarters:

Fiscal Quarter Ended	Beginning Backlog	New Orders	Shipments	Ending Backlog
September 30, 2021	$12,624,000	$13,122,000	$6,313,000	$19,433,000
December 31, 2021	$19,433,000	$19,819,000	$7,837,000	$31,415,000
March 31, 2022	$31,415,000	$20,495,000	$13,317,000	$38,593,000
June 30, 2022	$38,593,000	$11,622,000	$15,195,000	$35,020,000
September 30, 2022	$35,020,000	$9,678,000	$17,840,000	$26,858,000
December 31, 2022	$26,858,000	$20,652,000	$17,158,000	$30,352,000

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

As of February 6, 2023, our order backlog was approximately $29.8 million .

Business Updates

Supply Chain Issues and Higher Procurement Costs

The supply chain disruptions that started during the COVID-19 pandemic continue, notably with delivery delays at the ports of Los Angeles and Long Beach. In addition, the price of steel and certain other electrical components used in our products have seen dramatic increases, along with increased shipping costs. It is impossible to predict how long the current disruptions to the cost and availability of raw materials and component parts will last. We implemented price increases on certain new product orders in October 2021 and April 2022 to offset rising global costs of raw materials and component parts. In addition, we increased our inventory of raw materials and component parts to $19.5 million as of December 31, 2022 to mitigate potential supply chain disruptions and support timely deliveries. However, there can be no assurance that our price increases, inventory levels or any future steps we take will be sufficient to offset the rising procurement costs and manage sourcing of raw materials and component parts effectively.

To address some of these negative consequences and to support the future growth of our business, we have implemented a number of new strategic initiatives. Our first priority over the coming quarters is achieving “profitability,” specifically, cash flow breakeven. Accordingly, we continue to focus our efforts on the following strategic initiatives:

○	Gross margin improvements

●	Utilize lower cost, more reliable, and secondary suppliers of key components including cells, steel, electronics, circuit boards and other key components.
●	Actively manage our suppliers to avoid supply chain disruptions and related risks.
●	Introduce new designs, including a simplified “platform” that reduces part count, lowers cost, improves manufacturability and serviceability.
●	Focus on ensuring profitability of all product lines by increasing prices where appropriate, discontinuing unprofitable lines and closely managing our mix of products.
●	Seek more competitive carriers to reduce shipping costs.
●	Implement Lean Manufacturing process to enhance capacity utilization, efficiency, quality.
●	Introduce comprehensive “cost of quality” initiative to ensure effective and robust processes.
●	Implement “automated cell module assembly” to assemble purchased “individual” battery cells into a “module” for the battery pack. This will enable lower inventory from simplified SKU count and lower costs.

○	Business expansion to accelerate gross margin

●	Leverage current high-profile “proven customer relationships” to respond to growing demand of large fleets for lithium-ion value proposition.
●	Pursue new markets that can leverage our technology and manufacturing capabilities.
●	Expand features of our popular “SkyBMS” (telemetry) which provides customized fleet management, and real time reports.
●	Expand our manufacturing and service capacities to ensure customer satisfaction from increased deliveries, and service.
●	Capitalize on our leadership position with new offerings.
●	While we are “agnostic to the type of lithium chemistry,” ensure our research to support other chemistries as they may become available. Ensure we have leadership with our core technology, without dependence on purchasing critical technology.

There can be no assurance that these initiatives and efforts will be successful.

Recent Corporate Developments

Amendment to Revolving Line of Credit with Silicon Valley Bank

On January 10, 2023, we entered into a Fourth Amendment to Loan and Security Agreement (the “Fourth Amendment”) with Silicon Valley Bank (“SVB”), which amended certain terms of the Loan and Security Agreement dated November 9, 2020, as amended on October 29, 2021, as further amended on June 23, 2022, and as further amended on November 7, 2022 (together with the Fourth Amendment, the “Agreement”), including but not limited to, (i) increasing the amount of the revolving line of credit from $8.0 million to $14.0 million, (ii) removing the liquidity ratio financial covenant of the Company under Section 6.9 of the Agreement, (iii) amending the definition of Borrowing Base (as defined in the Fourth Amendment), which includes a new defined term for Net Orderly Liquidation Value (as defined in the Fourth Amendment), and (iv) removing certain defined liquidity terms under Section 13.1 of the Agreement. Pursuant to the Fourth Amendment, we paid SVB a non-refundable amendment fee of $10,000 and SVB’s legal fees and expenses incurred in connection with the Fourth Amendment. We have used the SVB Credit Facility to fund our operations and working capital requirements. As of December 31, 2022, the outstanding balance under the Revolving LOC was approximately $6.8 million. As noted above, on January 10, 2023, the SVB Credit Facility was increased by $6.0 million.to $14.0 million and as of February 6, 2023, $5.7 million remaining balance for future draws through May 7, 2023, unless the credit facility is renewed and its term is extended prior to its expiration. (See Note 9 – Subsequent Events)

Segment and Related Information

We operate as a single reportable segment.

Results of Operations and Financial Condition

The following table represents our unaudited condensed consolidated statement of operations for the three months ended December 31, 2022 and December 31, 2021.

	Three Months Ended December 31,
	2022		2021
	$	% of Revenues	$	% of Revenues

Revenues	$17,158,000	100%	$7,690,000	100%
Cost of sales	13,050,000	76%	6,648,000	86%
Gross profit	4,108,000	24%	1,042,000	14%

Operating expenses:
Selling and administrative	4,250,000	25%	4,000,000	53%
Research and development	1,162,000	7%	2,088,000	27%
Total operating expenses	5,412,000	32%	6,088,000	80%

Operating loss	(1,304,000)	-8%	(5,046,000)	-66%

Other income	8,000	0%	-	0%
Interest expense, net	(385,000)	-2%	(31,000)	-0%

Net loss	$(1,681,000)	-10%	$(5,077,000)	-66%

Revenues

Revenues for the quarter ended December 31, 2022, increased by $9,468,000 or 123% to $17,158,000, compared to $7,690,000 for the quarter ended December 31, 2021. The increase in revenues was due to sales of energy storage solutions with higher average selling prices and a higher volume of units sold. The increase in revenues included both greater sales to existing customers as well as initial sales to new customers.

Cost of Sales

Cost of sales for the quarter ended December 31, 2022, increased by $6,402,000, or 96%, to $13,050,000 compared to $6,648,000 for the quarter ended December 31, 2021. The increase in cost of sales was directly associated with higher sales of energy storage solutions, as well as increased costs of steel, electronic parts, and common off the shelf parts chiefly as a result of the supply chain interruptions. Cost of sales as a percent of revenues for the quarter ended December 31, 2022 was 76%, an improvement of 10 percentage points compared to 86% for the quarter ended December 31, 2021.

Gross Profit

Gross profit for the quarter ended December 31, 2022 increased by $3,066,000 or 294%, to $4,108,000 compared to $1,042,000 for the quarter ended December 31, 2021. The gross profit margin (gross profit as a percent of revenues) increased to 24% for the quarter ended December 31, 2022 compared to 14% for the quarter ended December 31, 2021. Gross profit improved by 10 percentage points as a result of higher volume of units sold with greater gross margin and lower cost of sales as a result of the gross margin improvement initiatives.

Selling and Administrative Expenses

Selling and administrative expenses for the quarter ended December 31, 2022 increased by $250,000 or 6%, to $4,250,000 compared to $4,000,000 for the quarter ended December 31, 2021. The increase was primarily attributable to increases in marketing expenses, commissions, insurance premiums, depreciation, recruiting costs, and outbound shipping costs, partially offset by decreases in bad debt expenses, stock-based compensation, and professional service fees.

Research and Development Expense

Research and development expenses for the quarter ended December 31, 2022 decreased by $926,000 or 44%, to $1,162,000 compared to $2,088,000 for the quarter ended December 31, 2021. Such expenses consisted primarily of materials, supplies, salaries and personnel related expenses, product testing, consulting, and other expenses associated with revisions to existing product designs and new product development. The decrease in research and development expenses was primarily due to lower staff related expenses and expenses related to development of new products.

Interest Expense

Interest expense for the quarter ended December 31, 2022 increased by $354,000 to $385,000 compared to $31,000 for the quarter ended December 31, 2021. The increase in interest expense was primarily related to higher balances outstanding under our SVB Credit Facility as well as higher interest rate. Also included in interest expense during quarter ended December 31, 2022 was additional interest expense of approximately $197,000 representing the amortization of debt issuance costs related to our existing lines of credit.

Net Loss

Net loss for the quarter ended December 31, 2022 decreased by $3,396,000 or 67%, to $1,681,000 as compared to $5,077,000 for the quarter ended December 31, 2021. The lower net loss for the three months ended December 31, 2022 was primarily attributable to increased gross profit, and decreased operating expenses, partially offset by increased interest expense.

The following table represents our unaudited condensed consolidated statement of operations for the six months ended December 31, 2022 and December 31, 2021.

	Six Months Ended December 31,
	2022		2021
	$	% of Revenues	$	% of Revenues

Revenues	$34,998,000	100%	$13,961,000	100%
Cost of sales	26,942,000	77%	11,581,000	83%
Gross profit	8,056,000	23%	2,380,000	17%

Operating expenses:
Selling and administrative	8,786,000	25%	7,498,000	54%
Research and development	2,385,000	7%	4,055,000	29%
Total operating expenses	11,171,000	32%	11,553,000	83%

Operating loss	(3,115,000)	-9%	(9,173,000)	-66%

Other income	8,000	0%	-	0%
Interest expense, net	(713,000)	-2%	(34,000)	-0%

Net loss	$(3,820,000)	-11%	$(9,207,000)	-66%

Revenues

Revenues for the six months ended December 31, 2022, increased by $21,037,000 or 151% to $34,998,000, compared to $13,961,000 for the six months ended December 31, 2021. The increase in revenues was due to sales of energy storage solutions with higher average selling prices and a higher volume of units sold. The increase in revenues included both greater sales to existing customers as well as initial sales to new customers.

Cost of Sales

Cost of sales for the six months ended December 31, 2022, increased by $15,361,000, or 133%, to $26,942,000 compared to $11,581,000 for the six months ended December 31, 2021. The increase in cost of sales was directly associated with higher sales of energy storage solutions, as well as increased costs of steel, electronic parts, and common off the shelf parts chiefly as a result of the supply chain interruptions. Cost of sales as a percent of revenues for the six months ended December 31, 2022 was 77%, an improvement of 6 percentage points compared to 83% for the six months ended December 31, 2021.

Gross Profit

Gross profit for the six months ended December 31, 2022 increased by $5,676,000 or 238%, to $8,056,000 compared to $2,380,000 for the six months ended December 31, 2021. The gross profit margin (gross profit as a percent of revenues) increased to 23% for the six months ended December 31, 2022 compared to 17% for the six months ended December 31, 2021. Gross profit improved by 6 percentage points as a result of higher volume of units sold with greater gross margin and lower cost of sales as a result of the gross margin improvement initiatives.

Selling and Administrative Expenses

Selling and administrative expenses for the six months ended December 31, 2022 increased by $1,288,000 or 17%, to $8,786,000 compared to $7,498,000 for the six months ended December 31, 2021. The increase was primarily attributable to increases in personnel expenses related to new hires and temporary labor, severance expenses incurred, and recruiting costs, and increases in depreciation expense, outbound shipping costs, insurance premiums, commissions, travel expenses, marketing expenses, and facilities related costs, partially offset by decreases in bad debt expenses, and stock-based compensation.

Research and Development Expense

Research and development expenses for the six months ended December 31, 2022 decreased by $1,670,000 or 41%, to $2,385,000 compared to $4,055,000 for the six months ended December 31, 2021. Such expenses consisted primarily of materials, supplies, salaries and personnel related expenses, product testing, consulting, and other expenses associated with revisions to existing product designs and new product development. The decrease in research and development expenses was primarily due to lower staff related expenses and expenses related to development of new products.

Interest Expense

Interest expense for the six months ended December 31, 2022 increased by $679,000 to $713,000 compared to $34,000 for the six months ended December 31, 2021. The increase in interest expense was primarily related to higher balances outstanding under our SVB Credit Facility as well as higher interest rate. Also included in interest expense during the six months ended December 31, 2022 was additional interest expense of approximately $426,000 representing the amortization of debt issuance costs related to our existing lines of credit.

Net Loss

Net loss for the six months ended December 31, 2022 decreased by $5,387,000 or 59%, to $3,820,000 as compared to $9,207,000 for the six months ended December 31, 2021. The lower net loss for the six months ended December 31, 2022 was primarily attributable to increased gross profit, and decreased operating expenses, partially offset by increased interest expense.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA is calculated by taking net income and adding back the expenses related to interest, income taxes, depreciation, amortization, and stock-based compensation, each of which has been calculated in accordance with GAAP. Adjusted EBITDA was a loss of approximately $2,432,000 for the six months ended December 31, 2022 compared to a loss of $8,465,000 for the six months ended December 31, 2021.

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

A reconciliation of our Adjusted EBITDA to net loss is included in the table below:

	Six Months Ended December 31,
	2022	2021
Net loss	$(3,820,000)	$(9,207,000)
Add/Subtract:
Interest, net	713,000	34,000
Income tax provision	-	-
Depreciation and amortization	371,000	259,000
EBITDA	(2,736,000)	(8,914,000)
Add/Subtract:
Stock-based compensation	304,000	449,000
Adjusted EBITDA	$(2,432,000)	$(8,465,000)

Liquidity and Capital Resources

Overview

For the six months ended December 31, 2022 and the year ended June 30, 2022, we generated negative cash flows from operations of $1.9 million and $23.9 million, respectively. To date our business has not generated sufficient cash to fund our operations. However, we believe that based on our ability to recognize revenue from our existing backlog, we anticipate increased revenues as well as planned improvements in our gross margin over the next twelve (12) months. Our planned gross margin improvement tasks continue to include, but is not limited to, a plan to drive bill of material costs down while increasing price of our products for new orders. We have received new orders during the twelve (12) months period ended December 31, 2022, of approximately $62.4 million.

As of February 6, 2023, we believe that our existing cash of $964,000, together with $5.7 million remaining balance under our $14.0 million revolving line of credit with Silicon Valley Bank (“SVB Credit Facility”), and $4.0 million available under the Subordinated LOC, along with the forecasted gross margin will be sufficient to meet our anticipated capital resources to fund planned operations for the next twelve (12) months. See “Future Liquidity Needs” below

Cash Flows

Cash Flow Summary

	Six Months Ended December 31,
	2022	2021

Net cash used in operating activities	$(1,892,000)	$(15,401,000)
Net cash used in investing activities	(336,000)	(530,000)
Net cash provided by financing activities	1,900,000	19,073,000
Net change in cash	$(328,000)	$3,142,000

Operating Activities

Net cash used in operating activities was $1,892,000 for the six months ended December 31, 2022, compared to net cash used in operating activities of $15,401,000 for the six months ended December 31, 2021. The primary usages of cash for the six months ended December 31, 2022 were the net loss of $3,820,000 and increases in accounts receivable, inventory, and other assets, and decreases in deferred revenue, customer deposits and office lease payable, that were partially offset by non-cash operating costs, and increases in accounts payable and accrued expenses. The primary usages of cash for the six months ended December 31, 2021 were the net loss of $9,207,000, increases in inventory, and other assets, partially offset by non-cash operating costs, and a decrease in accounts receivable and an increase in accounts payable.

Investing Activities

Net cash used in investing activities was $336,000 for the six months ended December 31, 2022 and consisted primarily of the costs of internal software development and other capital equipment.

Net cash used in investing activities was $530,000 for the six months ended December 31, 2021 and consisted primarily of the costs of internal software development and purchase of furniture and equipment and warehouse equipment.

Financing Activities

Net cash provided by financing activities was $1,900,000 for the six months ended December 31, 2022, mainly representing net borrowings under the SVB Credit Facility during six months ended December 31, 2022.

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

Future Liquidity Needs

We have evaluated our expected cash requirements over the next twelve (12) months, which include, but are not limited to, investments in additional sales and marketing and research and development, capital expenditures, and working capital requirements. As of February 6, 2023, we believe that our existing cash of $964,000, cash from our future operations, and additional funding of up to $5.7 million remaining balance under our SVB Credit Facility, combined with funds available to us under our Subordinated LOC of up to $4.0 million, along with the forecasted gross margin will be sufficient to meet our anticipated capital resources to fund planned operations for at least the next twelve (12) months. As of February 6, 2023, $5.7 million remained available under our ATM offering that may be utilized if necessary subject to the volume of trading and price of our stock and market conditions. In addition, to support our operations and anticipated growth, we intend to continue our efforts to secure additional capital from a variety of current and new sources including, but not limited to, sales of our equity securities. We also continue to execute our cost reduction, sourcing, pricing recovery initiatives in efforts to increase our gross margins and improve cash flow from operations.

Although management believes that our existing cash and the additional funding sources currently available to us under the lines of credit are sufficient to fund planned operations for the next twelve (12) months, this is dependent our ability to successfully maintain and draw on our credit facilities. Our ability to draw funds from the SVB Credit Facility are subject to certain restrictions and covenants. If we are unable to meet the conditions provided in the loan documents, the funds will not be available to us. In addition, should there be any delays in the receipts of key component parts, due in part to supply change disruptions, our ability to fulfil the backlog of sales orders will be negatively impacted resulting in lower availability of cash resources from operations. In that event, we may be required to raise additional funds by issuing equity or convertible debt securities. If such funds are not available when required, management will be required to curtail investments in additional sales and marketing and product development, which may have a material adverse effect on future cash flows and results of operations. In addition, any, unforeseen factors in the general economy beyond management’s control could potentially have negative impact on the planned gross margin improvement plan.

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

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2022.

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

As described in the Company’s 10-K for the fiscal year ended June 30, 2022, management assessed the effectiveness of the Company’s internal control over financial reporting and based on such assessment, management concluded that as of June 30, 2022, our internal control over financial reporting was not effective due to material weakness related to ineffective oversight of the Company’s internal control over financial reporting and lack of sufficient review and approval of the underlying data used in the calculation of warranty reserve. During the six months ended December 31, 2022, we have implemented additional control procedures to strengthen the oversight of the Company’s internal control over financial reporting through review and sign off by the senior management of all significant assumptions and estimates being used and the underlying data used in producing financial schedules/estimates and financial reporting. We have also added a second level of review and approval for all manual journal entries for significant estimates and assumptions made by management. Based on the foregoing, we believe we have remediated the material weaknesses. We plan to continue to assess our internal controls and control procedures and intend to take further action as necessary or appropriate to address any other matters we identify or are brought to our attention.

Changes in Internal Control Over Financial Reporting

Except as discussed above, there have been no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

The following exhibits are filed as part of this Report.

Exhibit No.	Description
10.1	Fourth Amendment to Loan and Security Agreement, dated January 10, 2023(1)
31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.*
31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.*
32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.*
32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.*
101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File, formatted in Inline XBRL (included as Exhibit 101)

*	Filed herewith

(1)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on January 13, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Flux Power Holdings, Inc.

Date: February 9, 2023	By:	/s/ Ronald F. Dutt
Ronald F. Dutt
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Charles A. Scheiwe
Charles A. Scheiwe
Chief Financial Officer
(Principal Financial Officer)

