Form 10-Q
period 2023-03-31
Flux Power Holdings, Inc.
filed 2023-05-11
CIK 1083743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-31543

FLUX POWER HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	92-3550089
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

2685 S. Melrose Drive, Vista, California	92081
(Address of principal executive offices)	(Zip Code)

877-505-3589

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	FLUX	Nasdaq Capital Market

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

Yes ☐ No ☒

The number of shares of registrant’s common stock outstanding as of May 8, 2023 was 16,316,229.

FLUX POWER HOLDINGS, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2023

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

Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements include, among other things, statements relating to:

●	to date we have not generated sufficient cash to fund our operations. At March 31, 2023, we had a cash balance of $790,000, $10.5 million outstanding under a revolving line of credit, and an accumulated deficit of $87.1 million. Our operating plan and forecast include a number of estimates and assumptions including our ability to execute our proposed plans, to generate revenue from our current backlog, to increase both revenue and gross profit, to implement cost reductions and to maintain access to cash funder our existing two credit facilities. If we are not successful in executing our plans as expected, our ability to continue as a going concern will be adversely affected;

●	our ability to secure sufficient funding to support our current and proposed operations, which could be more difficult considering the negative impact of the COVID-19 pandemic on our operations, customer demand and supply chain, difficult stock market conditions as well as investor sentiment regarding our industry and our stock;

●	our ability to manage our working capital requirements efficiently;

●	our ability to maintain our credit facilities and obtain the necessary funds as needed;

●	our ability to maintain effective internal controls, our ability to record, process and report financial information timely and accurately could be adversely affected and could result in a material misstatement in our financial statements, which could subject us to litigation or investigations, require management resources, increase our expenses, negatively affect investor confidence in our financial statements and adversely impact the trading price of our common stock.

●	our ability to grow our revenue, increase our gross profit margin and become a profitable business;

●	our ability to realize revenue from the current backlog is dependent on among other things, the delivery of key parts from our vendors in a timely manner. Backlog may not be indicative of future operating results, and existing orders may be cancelled, modified or otherwise altered by customers. We can provide no assurance as to the profitability of the contracts reflected in our backlog;

●	our ability to fulfill our backlog of open sales orders given delays in the receipt of key component parts and other potential manufacturing disruptions posed by the ongoing COVID-19 pandemic and general supply chain issues;

●	our ability to obtain raw materials and other supplies for our products at existing or competitive prices and on a timely basis, particularly considering the impact of COVID-19 pandemic and inflation on our suppliers and supply chain;

●	our anticipated growth strategies and our ability to manage the expansion of our business operations effectively;

●	our ability to maintain or increase our market share in the competitive markets in which we do business;

●	our ability to keep up with rapidly changing technologies and evolving industry standards, including our ability to achieve technological advances;

●	our dependence on the growth in demand for our products;

●	our ability to compete with larger companies with far greater resources than we have;

●	our ability to shift to new suppliers and incorporate new components into our products in a manner that is not disruptive to our business;

●	our ability to obtain and maintain UL Listings and OEM approvals for our energy storage solutions;

●	our ability to diversify our product offerings and capture new market opportunities;

●	our ability to source our needs for skilled labor, machinery, parts, and raw materials economically;

●	our ability to attract and retain key members of our senior management;

●	our ability to continue to operate safely and effectively during the COVID-19 pandemic; and

●	our dependence on few major customers.

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

PART I - Financial Information

Item 1. Financial Statements

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	June 30, 2022
	(Unaudited)
ASSETS

Current assets:
Cash	$790,000	$485,000
Accounts receivable	9,853,000	8,609,000
Inventories, net	20,959,000	16,262,000
Other current assets	775,000	1,261,000
Total current assets	32,377,000	26,617,000
Right of use assets	3,035,000	2,597,000
Property, plant and equipment, net	1,724,000	1,578,000
Other assets	119,000	89,000

Total assets	$37,255,000	$30,881,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$10,827,000	$6,645,000
Accrued expenses	2,604,000	2,209,000
Line of credit	10,491,000	4,889,000
Deferred revenue	-	163,000
Customer deposits	135,000	175,000
Finance lease payable, current portion	140,000	-
Office lease payable, current portion	616,000	504,000
Accrued interest	3,000	1,000
Total current liabilities	24,816,000	14,586,000

Office lease payable, less current portion	2,223,000	2,361,000
Finance lease payable, less current portion	311,000	-

Total liabilities	27,350,000	16,947,000

Stockholders’ equity:

Preferred stock, $0.001 par value; 500,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 30,000,000 shares authorized; 16,156,432 and 15,996,658 shares issued and outstanding at March 31, 2023 and June 30, 2022, respectively	16,000	16,000
Additional paid-in capital	96,968,000	95,732,000
Accumulated deficit	(87,079,000)	(81,814,000)

Total stockholders’ equity	9,905,000	13,934,000

Total liabilities and stockholders’ equity	$37,255,000	$30,881,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Revenues	$15,087,000	$13,177,000	$50,085,000	$27,138,000
Cost of sales	10,368,000	11,257,000	37,310,000	22,838,000

Gross profit	4,719,000	1,920,000	12,775,000	4,300,000

Operating expenses:
Selling and administrative	4,724,000	3,904,000	13,510,000	11,402,000
Research and development	1,182,000	1,713,000	3,567,000	5,768,000
Total operating expenses	5,906,000	5,617,000	17,077,000	17,170,000

Operating loss	(1,187,000)	(3,697,000)	(4,302,000)	(12,870,000)

Other income	-	-	8,000	-
Interest expense	(258,000)	(52,000)	(971,000)	(86,000)

Net loss	$(1,445,000)	$(3,749,000)	$(5,265,000)	$(12,956,000)

Net loss per share - basic and diluted	$(0.09)	$(0.23)	$(0.33)	$(0.85)

Weighted average number of common shares outstanding - basic and diluted	16,048,054	15,988,926	16,021,653	15,254,983

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock
	Shares	Capital Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at June 30, 2022	15,996,658	$16,000	$95,732,000	$(81,814,000)	$13,934,000

Issuance of common stock – exercised options and RSU settlement	1,678	-	-	-	-
Stock based compensation	-	-	95,000	-	95,000
Net loss	-	-	-	(2,139,000)	(2,139,000)
Balance at September 30, 2022	15,998,336	16,000	95,827,000	(83,953,000)	11,890,000

Issuance of common stock – exercised options and RSU settlement	31,142	-	-	-	-
Stock based compensation	-	-	209,000	-	209,000
Net loss	-	-	-	(1,681,000)	(1,681,000)
Balance at December 31, 2022	16,029,478	16,000	96,036,000	(85,634,000)	10,418,000

Issuance of common stock – public offering, net of costs	126,954	-	697,000	-	697,000
Stock based compensation	-	-	235,000	-	235,000
Net loss	-	-	-	(1,445,000)	(1,445,000)
Balance at March 31, 2023	16,156,432	$16,000	$96,968,000	$(87,079,000)	$9,905,000

	Common Stock
	Shares	Capital Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at June 30, 2021	13,652,164	$14,000	$79,197,000	$(66,205,000)	$13,006,000

Issuance of common stock and warrants – registered direct offering, net of costs	2,142,860	2,000	14,074,000	-	14,076,000
Issuance of common stock – public offering, net of costs	190,782	-	1,602,000	-	1,602,000
Issuance of common stock – exercised options	1,696	-	-	-	-
Stock based compensation	-	-	200,000	-	200,000
Net loss	-	-	-	(4,130,000)	(4,130,000)
Balance at September 30, 2021	15,987,502	16,000	95,073,000	(70,335,000)	24,754,000

Additional offering costs related to the registered direct offering	-	-	(105,000)	-	(105,000)
Stock based compensation	-	-	249,000	-	249,000
Net loss	-	-	-	(5,077,000)	(5,077,000)
Balance at December 31, 2021	15,987,502	16,000	95,217,000	(75,411,000)	19,822,000

Issuance of common stock – RSU settlement	4,578	-	-	-	-
Stock based compensation	-	-	152,000	-	152,000
Net loss	-	-	-	(3,749,000)	(3,749,000)
Balance at March 31, 2022	15,992,080	$16,000	$95,369,000	$(79,161,000)	$16,224,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(5,265,000)	$(12,956,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	647,000	412,000
Stock-based compensation	539,000	601,000
Amortization of debt issuance costs	445,000	-
Noncash lease expense	370,000	324,000
Allowance for inventory reserve	214,000	109,000
Changes in operating assets and liabilities:
Accounts receivable	(1,244,000)	(3,411,000)
Inventories	(4,911,000)	(10,530,000)
Other current assets	11,000	(118,000)
Accounts payable	4,182,000	6,186,000
Accrued expenses	395,000	(441,000)
Accrued interest	2,000	-
Office lease payable	(379,000)	(322,000)
Deferred revenue	(163,000)	289,000
Customer deposits	(40,000)	519,000
Net cash used in operating activities	(5,197,000)	(19,338,000)

Cash flows from investing activities
Purchases of equipment	(753,000)	(644,000)
Proceeds from sale of fixed assets	8,000	-
Net cash used in investing activities	(745,000)	(644,000)

Cash flows from financing activities:
Proceeds from issuance of common stock in registered direct offering, net of offering costs	-	13,971,000
Proceeds from issuance of common stock in public offering, net of offering costs	697,000	1,602,000
Proceeds from revolving line of credit	48,800,000	3,500,000
Payment of revolving line of credit	(43,198,000)	-
Payment of financed leases	(52,000)	-
Net cash provided by financing activities	6,247,000	19,073,000

Net change in cash	305,000	(909,000)
Cash, beginning of period	485,000	4,713,000

Cash, end of period	$790,000	$3,804,000

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Initial right of use asset recognition	$855,000	$-
Common stock issued for vested RSUs	$114,000	$10,000
Supplemental cash flow information:
Interest paid	$524,000	$86,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

Nature of Business

Flux Power Holdings, Inc. (“Flux”) was incorporated in 2009 in the State of Nevada, and Flux’s operations are conducted through its wholly owned subsidiary, Flux Power, Inc. (“Flux Power”), a California corporation (collectively, the “Company”).

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

For the three months ended March 31, 2023 and 2022, basic and diluted weighted-average common shares outstanding were 16,048,054 and 15,988,926, respectively. For the nine months ended March 31, 2023 and 2022, basic and diluted weighted-average common shares outstanding were 16,021,653 and 15,254,983, respectively. The Company incurred a net loss for the three and nine months ended March 31, 2023 and 2022, and therefore, basic and diluted loss per share for the periods were the same because potential common share equivalent would have been anti-dilutive. The total potentially dilutive common shares outstanding at March 31, 2023 and 2022 that were excluded from diluted weighted-average common shares outstanding represent shares underlying outstanding stock options, RSUs, and warrants, and totaled 2,661,220 and 2,070,652, respectively.

At March 31, 2023 and 2022 potentially dilutive common shares outstanding that were excluded from diluted weighted-average common shares outstanding were as follows:

	March 31, 2023	March 31, 2022
Stock options	992,710	512,193
RSUs	213,388	272,146
Warrants	1,455,122	1,286,313

Total	2,661,220	2,070,652

Liquidity Considerations

The accompanying financial statements and notes have been prepared assuming the Company will continue as a going concern. For the nine months ended March 31, 2023 and the year ended June 30, 2022, the Company generated negative cash flows from operations of $5.2 million and $23.9 million, respectively, and had an accumulated deficit of $87.1 million and $81.8 million, respectively. Management has evaluated the Company’s expected cash requirements over the next twelve (12) months, including investments in additional sales and marketing and research and development, capital expenditures, and working capital requirements. Management believes the Company’s existing cash, funding available under the SVB Credit Facility and the subordinated line of credit (“Subordinated LOC”), expected improvements in the gross margin and lower cash requirements will enable the Company to fund planned operations for the next twelve (12) months.

Historically, the Company has not generated sufficient cash to fund its operations. The Company is continuing efforts to improve operational efficiencies and to generate revenue from its existing backlog. Management currently anticipates increased revenues as well as improvements in the Company’s gross margin over the next twelve (12) months. The Company has received new orders in the twelve-month period ended March 31, 2023 of approximately $51.7 million.

As of May 10, 2023, the Company had a cash balance of $1.4 million, $3.8 million remained available for future borrowings under the $14 million SVB Credit Facility and $4.0 million available for future draws under the Subordinated LOC. As of May 10, 2023, $4.6 million remained available under the Company’s ATM agreement. In addition, to support our operations and anticipated growth, we intend to explore additional sources of capital as needed. We also continue to execute our cost reduction, sourcing, pricing recovery initiatives in efforts to increase our gross margins and improve cash flow from operations. Any unforeseen factors in the general economy beyond management’s control could potentially have negative impact on the planned gross margin improvement plan.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31, 2023	June 30, 2022
Payroll and bonus accrual	$1,073,000	$767,000
PTO accrual	431,000	430,000
Warranty liability	1,096,000	1,012,000
Other	4,000	-

Total Accrued expenses	$2,604,000	$2,209,000

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

On January 10, 2023, the Company entered into a Fourth Amendment to Loan and Security Agreement (the “Fourth Amendment”) with SVB, which amended certain terms of the Third Amended Loan Agreement including but not limited to, (i) increasing the amount of the SVB Credit Facility from $8.0 million to $14.0 million, (ii) removing the liquidity ratio financial covenant of the Company under Section 6.9 of the Third Amended Loan Agreement, (iii) amending the definition of Borrowing Base (as defined in the Fourth Amendment), which includes a new defined term for Net Orderly Liquidation Value (as defined in the Fourth Amendment), and (iv) removing certain defined liquidity terms under Section 13.1 of the Third Amended Loan Agreement. Pursuant to the Fourth Amendment, the Company paid SVB a non-refundable amendment fee of $10,000 and SVB’s legal fees and expenses incurred in connection with the Fourth Amendment.

The Company has used the SVB Credit Facility to fund its operations and working capital requirements. Amounts outstanding under the Revolving LOC are secured by substantially all tangible and intangible assets of the Company (including, without limitation, intellectual property) pursuant to the terms of the Fourth Amended Loan Agreement, and the Intellectual Property Security Agreement dated as of October 29, 2021. During the nine months ended March 31, 2023, the Company had multiple Revolving LOC drawdowns totaling $48.8 million and multiple Revolving LOC payments totaling $43.2 million. As of March 31, 2023, the outstanding balance under the Revolving LOC was approximately $10.5 million.

On April 27, 2023, the Company entered into a Fifth Amendment to Loan and Security Agreement (the “Fifth Amendment”) with SVB which further amended certain terms of the credit facility (together with the Fifth Amendment, the “Agreement”), including but not limited to, (i) extending the maturity date from May 7, 2023 to December 31, 2023 (the “2023 Extension Period”), (ii) amending the EBITDA financial covenant of the Company to cover the 2023 Extension Period, and (iii) amending the definition of EBITDA (as defined in the Fifth Amendment). Pursuant to the Fifth Amendment, the Company agreed to pay SVB a non-refundable amendment fee of Thirty Thousand Dollars ($30,000) and SVB’s legal fees and expenses incurred in connection with the Fifth Amendment. In addition, SVB also agreed to waive compliance by the Company of the former EBIDTA financial covenant as of the month ended March 31, 2023.

As of May 10, 2023, $3.8 million remained available for future borrowings under the SVB Credit Facility through December 31, 2023, unless the credit facility is renewed and its term is extended prior to such expiration. (See Note 9 – Subsequent Events)

NOTE 5 - RELATED PARTY DEBT AGREEMENTS

As of March 31, 2023 and June 30, 2022, the Company had no related party debt balance outstanding. Below are the activities for the Company’s related party debt agreements that existed during the periods ended March 31, 2023 and 2022 covered by the accompanying unaudited condensed consolidated financial statements.

Subordinated Line of Credit Facility

On May 11, 2022, the Company entered into a Credit Facility Agreement (the “Subordinated LOC”) with Cleveland Capital, L.P., a Delaware limited partnership (“Cleveland”), Herndon Plant Oakley, Ltd., (“HPO”), and other lenders (together with Cleveland and HPO, the “Lenders”). The Subordinated LOC provides the Company with a short-term line of credit not less than $3,000,000 and not more than $5,000,000, the proceeds of which shall be used by the Company for working capital purposes. In connection with the Subordinated LOC, the Company issued a separate subordinated unsecured promissory note in favor of each respective Lender (each promissory note, a “Note”) for each Lender’s commitment amount (each such commitment amount, a “Commitment Amount”). As of March 31, 2023, the Lenders committed to an aggregate commitment of $4,000,000.

Pursuant to the terms of the Subordinated LOC, each Lender severally agrees to make loans (each such loan, an “Advance”) up to such Lender’s Commitment Amount to the Company from time to time, until December 31, 2022 (the “Due Date”). On December 15, 2022, the Board of Directors of the Company elected to extend the Due Date to December 31, 2023. The Company may, from time to time, prior to the Due Date, draw down, repay, and re-borrow on the Note, by giving notice to the Lenders of the amount to be requested to be drawn down.

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

In connection with entry into the Subordinated LOC, the Company paid to each Lender a one-time commitment fee in cash equal to 3.5% of such Lender’s Commitment Amount. In addition, in consideration of the Lenders’ commitment to provide the Advances to the Company, the Company issued the Lenders five-year warrants to purchase an aggregate of 128,000 shares of common stock at an exercise price of $2.53 per share that are, subject to certain ownership limitations, exercisable immediately (the “Warrants”) (the number of warrants issued to each Lender is equal to the product of (i) 160,000 shares of common stock multiplied by (ii) the ratio represented by each Lender’s Commitment Amount divided by the $5,000,000).

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

From December 21, 2020 through March 31, 2023, the Company sold an aggregate of 1,296,518 shares of common stock at an average price of $11.60 per share for gross proceeds of approximately $15.0 million under the ATM Offering. The Company received net proceeds of approximately $14.4 million, net of commissions and other offering related expenses.

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

In May 2022 and in conjunction with entry into a credit facility with Cleveland, HPO, and other lenders (together with Cleveland and HPO, the “Lenders”), the Company issued five-year warrants to the Lenders to purchase up to 128,000 shares of the Company’s common stock at an exercise price of $2.53 per share and had a fair value of approximately $173,000.

In June 2022 and in conjunction with the entry into the Second Amendment to Loan and Security Agreement with SVB, the Company issued twelve-year warrants to SVB and its designee, SVB Financial Group, to purchase up to 40,806 shares of the Company’s common stock at an exercise price of $2.23 per share and had a fair value of approximately $80,000.

Warrant detail for the nine months ended March 31, 2023 is reflected below:

	Number of Warrants	Weighted Average Exercise Price Per Warrant		Weighted Average Remaining Contract Term (# years)
Warrants outstanding and exercisable at June 30, 2022	1,455,119		$6.10
Warrants cancelled	-	$
Warrants outstanding and exercisable at March 31, 2023	1,455,119		$6.10	3.48

Warrant detail for the nine months ended March 31, 2022 is reflected below:

	Number of Warrants	Weighted Average Exercise Price Per Warrant	Remaining Contract Term (# years)
Warrants outstanding and exercisable at June 30, 2021	214,883	$4.49
Warrants issued	1,071,430	$7.00
Warrants outstanding and exercisable at March 31, 2022	1,286,313	$6.58	4.11

Stock Options

In connection with the reverse acquisition of Flux Power, Inc. in 2012, the Company assumed the 2010 Plan. As of March 31, 2023, there were 21,944 options to purchase common stock outstanding under the 2010 Plan. No additional options may be granted under the 2010 Plan.

On February 17, 2015 the Company’s stockholders approved the 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan offers certain employees, directors, and consultants the opportunity to acquire the Company’s common stock subject to vesting requirements and serves to encourage such persons to remain employed by the Company and to attract new employees. The 2014 Plan allows for the award of the Company’s common stock and stock options, up to 1,000,000 shares of the Company’s common stock. As of March 31, 2023, 137,967 shares of the Company’s common stock were available for future grants under the 2014 Plan.

On April 29, 2021, the Company’s stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan authorizes the issuance of awards for up to 2,000,000 shares of common stock in the form of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock units, restricted stock awards and unrestricted stock awards to officers, directors and employees of, and consultants and advisors to, the Company or its affiliates. As of March 31, 2023, 1,579,566 shares of the Company’s common stock were available for future grants under the 2021 Plan.

On October 31, 2022, the Board of Directors authorized a total of 624,441 stock options to be granted under the Company’s 2014 Plan and 2021 Plan.

Activity in the Company’s stock options during the nine months ended March 31, 2023 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2022	503,433	$11.03
Granted	624,441	$3.43
Exercised	(22,500)	$4.60
Forfeited and cancelled	(112,664)	$11.07
Outstanding at March 31, 2023	992,710	$6.39	7.68
Exercisable at March 31, 2023	399,922	$10.79	4.84

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

Activity in RSUs during the nine months ended March 31, 2023 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Grant date Fair Value	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2022	304,221	$6.06
Granted	5,034	$2.70
Vested and settled	(32,248)	$3.49
Forfeited and cancelled	(63,619)	$6.53
Outstanding at March 31, 2023	213,388	$5.90	0.89

Activity in RSUs during the nine months ended March 31, 2022 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Grant date Fair Value	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2021	131,652	$9.25
Granted	179,614	$5.75
Vested and settled	(4,578)	$11.56
Forfeited and cancelled	(35,542)	$6.95
Outstanding at March 31, 2022	271,146	$7.19	2.34

Stock-based Compensation

Stock-based compensation expense for the three and nine months ended March 31, 2023 and 2022 represents the estimated fair value of stock options and RSUs at the time of grant amortized under the straight-line method over the expected vesting period and reduced for estimated forfeitures of options and RSUs. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from original estimates. At March 31, 2023, the aggregate intrinsic value of exercisable stock options was approximately $878,000.

The following table summarizes stock-based compensation expense for employee and non-employee stock option and RSU grants:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Research and development	$48,000	$32,000	$117,000	$122,000
Selling and administrative	187,000	120,000	422,000	479,000
Total stock-based compensation expense	$235,000	$152,000	$539,000	$601,000

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. The fair value of stock options was measured at the grant date using the assumptions (annualized percentages) in the table below:

	Nine Months Ended March 31,
	2023	2022(1)
Expected volatility	90.12%	-
Risk free interest rate	4.21%	-
Forfeiture rate	20%	-
Dividend yield	0%	-
Expected term (years)	6.25	-

(1)	No stock options were granted during the nine months ended March 31, 2022.

At March 31, 2023, the unamortized stock-based compensation expense related to outstanding stock options and RSUs was approximately $948,000 and $395,000, respectively, and these amounts are expected to be expensed over the weighted-average remaining recognition period of 3.58 years and 0.81 years, respectively.

NOTE 7 - CONCENTRATIONS

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and unsecured trade accounts receivable. The Company maintains cash balances in non-interest bearing bank deposit accounts at a California commercial bank. The Company’s cash balance at this institution is secured by the Federal Deposit Insurance Corporation up to $250,000. As of March 31, 2023 and June 30, 2022, cash was approximately $790,000 and $485,000, respectively.

On March 10, 2023, the Federal Deposit Insurance Corporation (the “FDIC”) issued a press release stating that Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. In a joint statement issued by the Department of the Treasury, Board of Governors of the Federal Reserve System and Federal Deposit Insurance Corporation on March 12, 2023, the Department of Treasury took actions to enable the FDIC to complete its resolution of SVB in a manner that fully protects all depositors. According to the joint statement (the “Statement”), depositors will have access to all of their money starting Monday, March 13, 2023. On March 13, 2023, Silicon Valley Bridge Bank, N.A., the new entity formed by the FDIC announced appointment of a new CEO, who provided assurance of immediate restoration of full banking services. On March 27, 2023, First Citizens BancShares, Inc. announced that it has entered into an agreement with the FDIC to purchase all of the assets and liabilities of Silicon Valley Bridge Bank, N.A.

The Company has not experienced any losses in such accounts. Management believes that the Company is not exposed to any significant credit risk with respect to its cash.

Customer Concentrations

During the three months ended March 31, 2023, the Company had three (3) major customers that each represented more than 10% of revenues on an individual basis, and together represented approximately $10,409,000 or 69% of total revenues. During the nine months ended March 31, 2023, the Company had three (3) major customers that each represented more than 10% of revenues on an individual basis, and together represented approximately $32,745,000 or 65% of total revenues.

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

Suppliers/Vendor Concentrations

The Company obtains several components and supplies included in its products from a group of suppliers. During the three months ended March 31, 2023, the Company had one (1) supplier who accounted for more than 10% of total purchases and represented approximately $5,290,000 or 37% of total purchases. During the nine months ended March 31, 2023, the Company had one (1) supplier who accounted for more than 10% of total purchases and represented approximately $14,439,000 or 32% of total purchases. The Company continues to assess its supplier base to ensure alignment with our expanding needs.

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

On December 16, 2022 the Company signed a Lease Agreement with MM Parker Court Associates, LLC to rent approximately 4,892 square feet of office space at Building 1959 Parker Court, Suite E, Atlanta, Georgia. The Lease has an initial term of five years and three months and commenced on or about February 1, 2023. The monthly rental rate was approximately $2,300 for the first 6 months, and $4,700 for months 7 to 12, escalating at 5% each year.

Total rent expense was approximately $223,000 and $219,000 for the three months ended March 31, 2023 and 2022, respectively. Total rent expense was approximately $662,000 and $648,000 for the nine months ended March 31, 2023 and 2022, respectively.

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

On January 24, 2023, the Company leased certain equipment to be used for manufacturing and testing our products. The lease has a term of thirty-six (36) months. The monthly lease payment is approximately $6,700.

On March 2, 2023, the Company leased certain equipment to be used for manufacturing and testing our products. The lease has a term of thirty-six (36) months. The monthly lease payment is approximately $1,000.

Lease costs are amortized on a straight-line basis over their respective lease terms. Depreciation expense related to leased assets was approximately $30,000 and $47,000 for the three and nine months ended March 31, 2023, respectively. Interest expense on leased liabilities was approximately $8,000 and $13,000 for the three and nine months ended March 31, 2023, respectively. The Company had no capital leases during the nine months ended March 31, 2022.

The Future Minimum Lease Payments as of March 31, 2023 are as follows:

	Operating Leases	Finance Leases
Year Ending June 30,
2023 (remaining three months)	$201,000	$43,000
2024	854,000	173,000
2025	883,000	173,000
2026	910,000	85,000
2027	433,000	15,000
Thereafter	64,000	21,000
Total Future Minimum Lease Payments	3,345,000	510,000

Less: discount	(506,000)	(59,000)
Total lease liability	$2,839,000	$451,000

NOTE 9 - SUBSEQUENT EVENTS

Flux Power Holdings, Inc. 2023 Employee Stock Purchase Plan

At the 2023 Annual Meeting of Stockholders of the Company held on April 20, 2023 (the “Annual Meeting”), the Company’s stockholders approved the Flux Power Holdings, Inc. 2023 Employee Stock Purchase Plan (the “2023 ESPP”). The 2023 ESPP was approved by the Board on March 6, 2023, subject to stockholder approval. The 2023 ESPP enables eligible employees of the Company and certain of its subsidiaries (a “Participating Subsidiary”) to use payroll deductions to purchase shares of the Company’s Common Stock and acquire an ownership interest in the Company. The maximum aggregate number of shares of the Company’s Common Stock that have been reserved as authorized for grant under the 2023 ESPP is 350,000 shares, subject to adjustment as provided for in the 2023 ESPP. Participation in the 2023 ESPP is voluntary and is limited to eligible employees (as such term is defined in the 2023 ESPP) of the Company or a Participating Subsidiary who (i) has been employed by the Company or a Participating Subsidiary for at least 90 days and (ii) is customarily employed for at least twenty (20) hours per week and more than five (5) months in any calendar year. Each eligible employee may authorize payroll deductions of 1-15% of the eligible employee’s compensation on each pay day to be used to purchase up to 1,500 shares of Common Stock for the employee’s account occurring during an offering period. The 2023 ESPP has a term of ten (10) years commencing on April 20, 2023, the date of approval by the Company’s stockholders, unless otherwise earlier terminated.

Grant of Restricted Stock Units to Non-Executive Directors

On April 20, 2023, the Company’s four non-executive directors were granted RSUs covering a total of 67,532 shares of common stock under the 2014 Plan, with each receiving 16,883 RSUs based on aggregate grant date value of $65,000 divided by $3.85 per share. The RSUs will all vest on April 20, 2024 in accordance to the vesting service criteria. The awards are subject to the terms and conditions of the 2014 Plan and the terms and conditions of an applicable award agreement covering each grant. The awards were recommended by the compensation committee of the Company and approved by the Board prior to being granted.

SVB Revolving Line of Credit Modification

On April 27, 2023, the Company entered into a Fifth Amendment to Loan and Security Agreement (the “Fifth Amendment”) with SVB which further amended certain terms of the credit facility (together with the Fifth Amendment, the “Agreement”), including but not limited to, (i) extending the maturity date from May 7, 2023 to December 31, 2023 (the “2023 Extension Period”), (ii) amending the EBITDA financial covenant of the Company to cover the 2023 Extension Period, and (iii) amending the definition of EBITDA (as defined in the Fifth Amendment). Pursuant to the Fifth Amendment, the Company agreed to pay SVB a non-refundable amendment fee of Thirty Thousand Dollars ($30,000) and SVB’s legal fees and expenses incurred in connection with the Fifth Amendment. In addition, SVB also agreed to waive compliance by the Company of the former EBIDTA financial covenant as of the month ended March 31, 2023.

Additional Sales from ATM Offering

From April 1, 2023 to May 8, 2023, the Company sold an aggregate of 82,369 shares of common stock at an average price of $4.24 per share for gross proceeds of approximately $336,000 under the ATM Offering.

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

The following table summarizes the new orders, shipments, and backlog activities for the last six (6) fiscal quarters:

Fiscal Quarter Ended	Beginning Backlog	New Orders	Shipments	Ending Backlog
December 31, 2021	$19,433,000	$19,819,000	$7,837,000	$31,415,000
March 31, 2022	$31,415,000	$20,495,000	$13,317,000	$38,593,000
June 30, 2022	$38,593,000	$11,622,000	$15,195,000	$35,020,000
September 30, 2022	$35,020,000	$9,678,000	$17,840,000	$26,858,000
December 31, 2022	$26,858,000	$20,652,000	$17,158,000	$30,352,000
March 31, 2023	$30,352,000	$9,751,000	$15,087,000	$25,016,000

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

As of May 8, 2023, our order backlog was approximately $31.4 million.

Business Updates

The supply chain disruptions related to the COVID-19 pandemic continue to abate. The delivery delays of purchased components and the shortage of components to production timing have improved. The price increases during the pandemic for steel and domestic freight have lessened but still remain higher than pre-pandemic. Price recovery of increased pandemic-related costs have now begun to be realized in shipments during the quarter ended March 31, 2023.

Lead times for forklifts and GSE Equipment have been extended for certain model lines of major OEMs. These extended lead times have resulted in some shipment deferrals and delays in receiving anticipated orders. Not all product lines are impacted but the impact has required additional selling efforts to maintain our sales trajectory.

Recent Corporate Developments

Closing of Silicon Valley Bank

On March 10, 2023, the Federal Deposit Insurance Corporation (the “FDIC”) issued a press release stating that Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. In a joint statement issued by the Department of the Treasury, Board of Governors of the Federal Reserve System and Federal Deposit Insurance Corporation on March 12, 2023, the Department of Treasury took actions to enable the FDIC to complete its resolution of SVB in a manner that fully protects all depositors. According to the joint statement (the “Statement”), depositors will have access to all of their money starting Monday, March 13, 2023. On March 13, 2023, Silicon Valley Bridge Bank, N.A., the new entity formed by the FDIC announced appointment of a new CEO, who provided assurance of immediate restoration of full banking services. On March 27, 2023, First Citizens BancShares, Inc. announced that it had entered into an agreement with the FDIC to purchase all of the assets and liabilities of Silicon Valley Bridge Bank, N.A.

Amendment to Revolving Line of Credit with Silicon Valley Bank

On April 27, 2023, the Company entered into a Fifth Amendment to Loan and Security Agreement (the “Fifth Amendment”) with Silicon Valley Bank (“SVB”) which further amended certain terms of the Loan and Security Agreement dated November 9, 2020 which has been amended from time to time (together with the Fifth Amendment, the “Agreement”), including but not limited to, (i) extending the maturity date from May 7, 2023 to December 31, 2023 (the “2023 Extension Period”), (ii) amending the EBITDA financial covenant of the Company to cover the 2023 Extension Period, and (iii) amending the definition of EBITDA (as defined in the Fifth Amendment). Pursuant to the Fifth Amendment, the Company agreed to pay SVB a non-refundable amendment fee of Thirty Thousand Dollars ($30,000) and SVB’s legal fees and expenses incurred in connection with the Fifth Amendment. In addition, SVB also agreed to waive compliance by the Company of the former EBIDTA financial covenant as of the month ended March 31, 2023.

Flux Power Holdings, Inc. 2023 Employee Stock Purchase Plan

At the 2023 Annual Meeting of Stockholders of the Company held on April 20, 2023 (the “Annual Meeting”), the Company’s stockholders approved the Flux Power Holdings, Inc. 2023 Employee Stock Purchase Plan (the “2023 ESPP”). The 2023 ESPP was approved by the Board on March 6, 2023, subject to stockholder approval. The 2023 ESPP enables eligible employees of the Company and certain of its subsidiaries (a “Participating Subsidiary”) to use payroll deductions to purchase shares of the Company’s Common Stock and acquire an ownership interest in the Company. The maximum aggregate number of shares of the Company’s Common Stock that have been reserved as authorized for grant under the 2023 ESPP is 350,000 shares, subject to adjustment as provided for in the 2023 ESPP. Participation in the 2023 ESPP is voluntary and is limited to eligible employees (as such term is defined in the 2023 ESPP) of the Company or a Participating Subsidiary who (i) has been employed by the Company or a Participating Subsidiary for at least 90 days and (ii) is customarily employed for at least twenty (20) hours per week and more than five (5) months in any calendar year. Each eligible employee may authorize payroll deductions of 1-15% of the eligible employee’s compensation on each pay day to be used to purchase up to 1,500 shares of Common Stock for the employee’s account occurring during an offering period. The 2023 ESPP has a term of ten (10) years commencing on April 20, 2023, the date of approval by the Company’s stockholders, unless otherwise earlier terminated.

Grant of Restricted Stock Units to Non-Executive Directors

On April 20, 2023, the Company’s four non-executive directors were granted RSUs covering a total of 67,532 shares of common stock under the 2014 Plan, with each receiving 16,883 RSUs based on aggregate grant date value of $65,000 divided by $3.85 per share. The RSUs will all vest on April 20, 2024 in accordance to the vesting service criteria. The awards are subject to the terms and conditions of the 2014 Plan and the terms and conditions of an applicable award agreement covering each grant. The awards were recommended by the compensation committee of the Company and approved by the Board prior to being granted.

Segment and Related Information

We operate as a single reportable segment.

Results of Operations and Financial Condition

The following table represents our unaudited condensed consolidated statement of operations for the three months ended March 31, 2023 and March 31, 2022.

	Three Months Ended March 31,
	2023		2022
	$	% of Revenues	$	% of Revenues

Revenues	$15,087,000	100%	$13,177,000	100%
Cost of sales	10,368,000	69%	11,257,000	85%
Gross profit	4,719,000	31%	1,920,000	15%

Operating expenses:
Selling and administrative	4,724,000	31%	3,904,000	30%
Research and development	1,182,000	8%	1,713,000	13%
Total operating expenses	5,906,000	39%	5,617,000	43%

Operating loss	(1,187,000)	-8%	(3,697,000)	-28%

Other income	-	0%	-	0%
Interest expense, net	(258,000)	-2%	(52,000)	-0%

Net loss	$(1,445,000)	-10%	$(3,749,000)	-28%

Revenues

Revenues for the quarter ended March 31, 2023, increased by $1,910,000 or 14% to $15,087,000, compared to $13,177,000 for the quarter ended March 31, 2022. The increase in revenues was due to sales of energy storage solutions with higher average selling prices and a higher volume of units sold, driven by significant increases in Ground Support Equipment sales. The increase in revenues included both greater sales to existing and new Material Handling customers as well as an increase in Ground Support Equipment sales.

Cost of Sales

Cost of sales for the quarter ended March 31, 2023, decreased by $889,000, or 8%, to $10,368,000 compared to $11,257,000 for the quarter ended March 31, 2022. The decrease in cost of sales was directly associated with higher sales of energy storage solutions, partially offset by lower average cost of sales per unit achieved during the current quarter as a result of our gross margin improvement initiatives, including design enhancements to lower cost, improve serviceability, simplify bill of materials and supply chain initiatives to improve inventory turns and create part commonality across multiple product line. Cost of sales as a percent of revenues for the quarter ended March 31, 2023 was 69%, an improvement of 16percentage points compared to 85% for the quarter ended March 31, 2022.

Gross Profit

Gross profit for the quarter ended March 31, 2023 increased by $2,799,000 or 146%, to $4,719,000 compared to $1,920,000 for the quarter ended March 31, 2022. The gross profit margin (gross profit as a percent of revenues) increased to 31% for the quarter ended March 31, 2023 compared to 15% for the quarter ended March 31, 2022. Gross profit improved by 16 percentage points as a result of a higher volume of units sold with greater gross margin and lower cost of sales as a result of the gross margin improvement initiatives as noted above.

Selling and Administrative Expenses

Selling and administrative expenses for the quarter ended March 31, 2023 increased by $820,000 or 21%, to $4,724,000 compared to $3,904,000 for the quarter ended March 31, 2022. The increase was primarily attributable to higher staff related expenses and increases in marketing expenses, commissions, depreciation, professional service fees, stock-based compensation, and travel expenses, partially offset by decreases in outbound shipping costs, public relation expenses, recruiting costs, and consulting fees.

Research and Development Expense

Research and development expenses for the quarter ended March 31, 2023 decreased by $531,000 or 31%, to $1,182,000 compared to $1,713,000 for the quarter ended March 31, 2022. Such expenses consisted primarily of materials, supplies, salaries and personnel related expenses, product testing, consulting, and other expenses associated with revisions to existing product designs and new product development. The decrease in research and development expenses was primarily due to lower staff related expenses and expenses related to the development of new products.

Interest Expense

Interest expense for the quarter ended March 31, 2023 increased by $206,000 to $258,000 compared to $52,000 for the quarter ended March 31, 2022. The increase in interest expense was primarily related to higher balances outstanding under our SVB Credit Facility as well as higher interest rates. Also included in interest expense during quarter ended March 31, 2023 was additional interest expense of approximately $20,000 representing the amortization of debt issuance costs related to our existing lines of credit.

Net Loss

Net loss for the quarter ended March 31, 2023 decreased by $2,304,000 or 61%, to $1,445,000 as compared to $3,749,000 for the quarter ended March 31, 2022. The lower net loss for the three months ended March 31, 2023 was primarily attributable to increased gross profit, partially offset by increases in operating expenses and interest expense.

The following table represents our unaudited condensed consolidated statement of operations for the nine months ended March 31, 2023 and March 31, 2022.

	Nine Months Ended March 31,
	2023		2022
	$	% of Revenues	$	% of Revenues

Revenues	$50,085,000	100%	$27,138,000	100%
Cost of sales	37,310,000	74%	22,838,000	84%
Gross profit	12,775,000	26%	4,300,000	16%

Operating expenses:
Selling and administrative	13,510,000	27%	11,402,000	42%
Research and development	3,567,000	7%	5,768,000	21%
Total operating expenses	17,077,000	34%	17,170,000	63%

Operating loss	(4,302,000)	-9%	(12,870,000)	-47%

Other income	8,000	0%	-	0%
Interest expense, net	(971,000)	-2%	(86,000)	-1%

Net loss	$(5,265,000)	-11%	$(12,956,000)	-48%

Revenues

Revenues for the nine months ended March 31, 2023, increased by $22,947,000 or 85% to $50,085,000, compared to $27,138,000 for the nine months ended March 31, 2022. The increase in revenues was due to sales of energy storage solutions with higher average selling prices and a higher volume of units sold. The increase in revenues included both greater sales to existing customers as well as initial sales to new customers. Though volume growth was consistent across all Material Handling product lines, high-powered Class 1 product saw the biggest volume increase from the year ago same period. Additionally, we further diversified our sales channels, and saw considerable volume and price improvement in Ground Support Equipment sales as domestic airlines resumed operations with a reinvigorated focus on sustainably scaling their own operations with our environmentally friendly and cost-effective solutions.

Cost of Sales

Cost of sales for the nine months ended March 31, 2023, increased by $14,472,000, or 63%, to $37,310,000 compared to $22,838,000 for the nine months ended March 31, 2022. The increase in cost of sales was directly associated with higher sales volume of our energy storage solutions, as well as increased costs of steel, and electronic parts, largely due to supply chain interruptions within our supply base. Cost of sales as a percent of revenues for the nine months ended March 31, 2023 was 74%, an improvement of 10 percentage points compared to 84% for the nine months ended March 31, 2022.

Gross Profit

Gross profit for the nine months ended March 31, 2023 increased by $8,475,000 or 197%, to $12,775,000 compared to $4,300,000 for the nine months ended March 31, 2022. The gross profit margin (gross profit as a percent of revenues) increased to 26% for the nine months ended March 31, 2023 compared to 16% for the nine months ended March 31, 2022. Gross profit improved by 10 percentage points due to a higher volume of units sold with greater gross margins and lower cost of sales as a result of the gross margin improvement initiatives.

Selling and Administrative Expenses

Selling and administrative expenses for the nine months ended March 31, 2023 increased by $2,108,000 or 18%, to $13,510,000 compared to $11,402,000 for the nine months ended March 31, 2022. The increase was primarily attributable to increases in personnel expenses related to new hires and temporary labor, severance expenses incurred, and recruiting costs, and increases in depreciation expense, outbound shipping costs, insurance premiums, commissions, travel expenses, marketing expenses, and facilities related costs, partially offset by decreases in bad debt expenses, consulting fees, public relations expenses, and stock-based compensation.

Research and Development Expense

Research and development expenses for the nine months ended March 31, 2023 decreased by $2,201,000 or 38%, to $3,567,000 compared to $5,768,000 for the nine months ended March 31, 2022. Such expenses consisted primarily of materials, supplies, salaries and personnel related expenses, product testing, consulting, and other expenses associated with revisions to existing product designs and new product development. The decrease in research and development expenses was primarily due to lower staff related expenses and expenses related to development of new products.

Interest Expense

Interest expense for the nine months ended March 31, 2023 increased by $885,000 to $971,000 compared to $86,000 for the nine months ended March 31, 2022. The increase in interest expense was primarily related to higher balances outstanding under our SVB Credit Facility as well as higher interest rates. Also included in interest expense during the nine months ended March 31, 2023 was additional interest expense of approximately $445,000 representing the amortization of debt issuance costs related to our existing lines of credit.

Net Loss

Net loss for the nine months ended March 31, 2023 decreased by $7,691,000 or 59%, to $5,265,000 as compared to $12,956,000 for the nine months ended March 31, 2022. The lower net loss for the nine months ended March 31, 2023 was primarily attributable to increased gross profit, and decreased operating expenses, partially offset by increased interest expense.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA is calculated by taking net income and adding back the expenses related to interest, income taxes, depreciation, amortization, and stock-based compensation, each of which has been calculated in accordance with GAAP. Adjusted EBITDA was a loss of approximately $3,108,000 for the nine months ended March 31, 2023 compared to a loss of $11,857,000 for the nine months ended March 31, 2022.

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

A reconciliation of our Adjusted EBITDA to net loss is included in the table below:

	Nine Months Ended March 31,
	2023	2022
Net loss	$(5,265,000)	$(12,956,000)
Add/Subtract:
Interest, net	971,000	86,000
Income tax provision	-	-
Depreciation and amortization	647,000	412,000
EBITDA	(3,647,000)	(12,458,000)
Add/Subtract:
Stock-based compensation	539,000	601,000
Adjusted EBITDA	$(3,108,000)	$(11,857,000)

Liquidity and Capital Resources

Overview

For the nine months ended March 31, 2023 and the year ended June 30, 2022, we generated negative cash flows from operations of $5.2 million and $23.9 million, respectively. To date our business has not generated sufficient cash to fund our operations. However, based on our ability to recognize revenue from our existing backlog, we anticipate increased revenues as well as planned improvements in our gross margin over the next twelve (12) months. Our gross margin improvement plan includes, but is not limited to, efforts to drive bill of material costs down while increasing the price of our products for new orders. We have received new orders during the twelve (12) months period ended March 31, 2023, of approximately $51.7 million.

As of May 10, 2023, we believe that our existing cash of $1.4 million, our $14.0 million revolving line of credit with Silicon Valley Bank (“SVB Credit Facility”), under which $3.8 million is currently available, our $4.0 million Subordinated LOC, along with the forecasted gross margin improvement will enable us to fund our planned operations for the next twelve (12) months. See “Future Liquidity Needs” below.

Cash Flows

Cash Flow Summary

	Nine Months Ended March 31,
	2023	2022

Net cash used in operating activities	$(5,197,000)	$(19,338,000)
Net cash used in investing activities	(745,000)	(644,000)
Net cash provided by financing activities	6,247,000	19,073,000
Net change in cash	$305,000	$(909,000)

Operating Activities

Net cash used in operating activities was $5,197,000 for the nine months ended March 31, 2023, compared to net cash used in operating activities of $19,338,000 for the nine months ended March 31, 2022. The primary usages of cash for the nine months ended March 31, 2023 were the net loss of $5,265,000 and increases in accounts receivable, and inventory, and decreases in deferred revenue, customer deposits and office lease payable, that were partially offset by non-cash operating costs, and increases in accounts payable and accrued expenses and a decrease in other assets. The primary usages of cash for the nine months ended March 31, 2022 were the net loss of $12,956,000 and increases in accounts receivable, inventory, and other assets, and decreases in accrued expenses and office lease payable, that were partially offset by increases in accounts payable, customer deposits, deferred revenue and non-cash operating costs.

Investing Activities

Net cash used in investing activities was $745,000 for the nine months ended March 31, 2023 and consisted primarily of the costs of internal software development and other capital equipment.

Net cash used in investing activities was $644,000 for the nine months ended March 31, 2022 and consisted primarily of the costs of internal software development and purchase of furniture and equipment and warehouse equipment.

Financing Activities

Net cash provided by financing activities was $6,247,000 for the nine months ended March 31, 2023, which primarily consisted of $5,602,000 in net borrowing under the working capital line of credit, and $697,000 in net proceeds from sales of common stock under our ATM offering.

Net cash provided by financing activities was $19,073,000 for the nine months ended March 31, 2022, which primarily consisted of $13,971,000 in net proceeds from issuances of common stock in the registered direct offering closed on September 27, 2021, $3,500,000 in borrowing under the working capital line of credit, and $1,602,000 in net proceeds from sales of 126,954 shares of common stock under our ATM offering.

Future Liquidity Needs

We have evaluated our expected cash requirements over the next twelve (12) months, which include, but are not limited to, investments in additional sales and marketing and research and development, capital expenditures, and working capital requirements. As of May 10, 2023, we believe that our existing cash of $1.4 million, cash from our future operations, funding available under our $14 million SVB Credit Facility, under which $3.8 million is currently available, which maturity date has been extended to December 31, 2023, funds available under our Subordinated LOC of up to $4.0 million, along with the forecasted improvement in the gross margin will enable us to fund our planned operations for at least the next twelve (12) months. As of May 10, 2023, $4.6 million remained available under our existing ATM offering that may be utilized if necessary subject to the volume of trading and price of our stock and market conditions. In addition, to support our operations and anticipated growth, we intend to continue to explore alternatives to secure additional capital from a variety of current and new sources including, but not limited to, sales of our equity securities. We also continue to execute our cost reduction, sourcing, pricing recovery initiatives in efforts to increase our gross margins and improve cash flow from operations.

Although management believes that our existing cash and the additional funding sources currently available to us under the lines of credit are sufficient to fund planned operations for the next twelve (12) months, this is dependent our ability to successfully maintain and draw on our credit facilities. Our ability to draw funds from the SVB Credit Facility are subject to certain restrictions and covenants. In addition, under the current arrangement our SVB Credit Facility matures on December 31, 2023, and we will need to renew or replace it at that time. If we are unable to meet the conditions provided in the loan documents and further extend the maturity date, the funds will not be available to us. In addition, should there be any delays in the receipts of key component parts, due in part to supply change disruptions, our ability to fulfil the backlog of sales orders will be negatively impacted resulting in lower availability of cash resources from operations. In that event, we may be required to raise additional funds by issuing equity or convertible debt securities. If such funds are not available when required, management will be required to curtail investments in additional sales and marketing and product development, which may have a material adverse effect on future cash flows and results of operations. In addition, any unforeseen factors in the general economy beyond management’s control could potentially have negative impact on the planned gross margin improvement plan.

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

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2023.

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

Changes in Internal Control Over Financial Reporting

Except as discussed above, there have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Flux Power Holdings, Inc.

Date: May 11, 2023	By:	/s/ Ronald F. Dutt
Ronald F. Dutt
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Charles A. Scheiwe
Charles A. Scheiwe
Chief Financial Officer
(Principal Financial Officer)

Page 30