Form 10-K
period 2023-06-30
Flux Power Holdings, Inc.
filed 2023-09-21
CIK 1083743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

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

Yes ☐ No ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of December 31, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $45,717,000.

As of September 8, 2023, there were 16,478,237 shares of registrant’s common stock outstanding.

Documents incorporated by reference: None.

FLUX POWER HOLDINGS, INC.

FORM 10-K ANNUAL REPORT

For the Fiscal Year Ended June 30, 2023

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

Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements include, among other things, statements relating to:

●	our ability to secure sufficient funding to support our current and proposed operations;

●	our ability to manage our working capital requirements efficiently;

●	our ability to obtain the necessary funds from our credit facilities;

●	our ability to obtain raw materials and other supplies for our products at existing or competitive prices and on a timely basis;

●	our anticipated growth strategies and our ability to manage the expansion of our business operations effectively;

●	our ability to maintain or increase our market share in the competitive markets in which we do business;

●	our ability to grow our revenue, increase our gross profit margin and become a profitable business;

●	our ability to fulfill our backlog of open sales orders due to delays in the receipt of key component parts and other potential manufacturing disruptions;

●	our ability to keep up with rapidly changing technologies and evolving industry standards, including our ability to achieve technological advances;

●	our dependence on the growth in demand for our products;

●	our ability to compete with larger companies with far greater resources than us;

●	our ability to shift to new suppliers and incorporate new components into our products in a manner that is not disruptive to our business;

●	our ability to obtain and maintain UL Listings and OEM approvals for our energy storage solutions;

●	our ability to diversify our product offerings and capture new market opportunities;

●	our ability to source our needs for skilled labor, machinery, parts, and raw materials economically;

●	our ability to retain key members of our senior management;

●	our dependence on our major customers.

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

Our largest sector of penetration thus far has been the material handling sector which we believe is a multi-billion-dollar addressable market. We believe the sector will provide us with an opportunity to grow our business as we enhance our product mix and service levels and grow our sales to large fleets of forklifts and GSEs. Applications of our modular packs for other industrial and commercial uses, such as solar energy storage, are providing additional current growth and further opportunities. We intend to continue to expand our supply chain and customer partnerships and seek further partnerships and/or acquisitions that provide synergy to meeting our growth and “building scale” objectives.

Supply Chain Issues and Higher Procurement Costs

Disruptions from the COVID-19 pandemic over the past several years have largely abated. We addressed supply chain challenges with improved vendor selection, and improved supply chain internal practices. However, we have experienced shipment delays of battery packs for some forklift models that have experienced production delays. We have seen recent improvements in shipment timing. However, there can be no assurance that our price increases, inventory levels or any future steps we take will be sufficient to offset the rising procurement costs and manage sourcing of raw materials and component parts effectively.

Strategic Initiatives

To support the continued growth of our business and long-term strategy, our highest priority in the coming quarters will be to achieve “profitability,” specifically, cash flow breakeven. Accordingly, we will continue to pursue supply chain improvements, gross margin expansion initiatives, and cost reductions. In addition, we are focusing on business expansion to accelerate gross margins by:

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

Recent Developments

On July 28, 2023, we entered into a certain Loan and Security Agreement (the “Agreement”) with Gibraltar Business Capital, LLC, a Delaware limited liability company (“GBC”). The Agreement provides the Company with a senior secured revolving loan facility (the “GBC Credit Facility”) for up to $15.0 million (the “Revolving Loan Commitment”). The revolving amount available under the GBC Credit Facility is equal to the lesser of the Revolving Loan Commitment and the borrowing base amount (as defined in the Agreement). The GBC Credit Facility is evidenced by a revolving note, which matures on July 28, 2025 (the “Maturity Date”), unless extended, modified or renewed (the “Revolving Note”). Provided that there is no event of default, the Maturity Date can automatically be extended for one (1) year period upon payment of a renewal fee for each such extension in the amount of three-quarters of one percent (0.75%) of the Revolving Loan Commitment, which fee will be due and payable on or before the applicable Maturity Date. In addition, subject to conditions and terms set forth in the Agreement, the Company may request an increase in the Revolving Loan Commitment from time to time upon not less than 30 days’ notice to GBC which increase may be made at the sole discretion of GBC, as long as: (a) the requested increase is in a minimum amount of $1,000,000, and (b) the total increases do not exceed $5,000,000 and no more than five (5) increases are made. Outstanding principal under the GBC Credit Facility accrues interest at Secured Overnight Financing Rate (“SOFR”, as defined in the Agreement) plus five and one half of one percent (5.50%) per annum with such interest payment is due monthly on the last day of the month. In the event of default, the amounts due under the Agreement bears interest at a rate per annum equal to three percent (3.0%) above the rate that is otherwise applicable to such amounts. We paid GBC a non-refundable closing fee for the GBC Credit Facility of $112,500 upon the execution of the Agreement. In addition, we are required to pay a monthly unused line fee equal to one-half of one percent (0.50%) per annum on the difference between the Revolving Loan Commitment and the average outstanding principal balance of the revolving loan(s) for such month. The obligations under the GBC Credit Facility may be prepaid in whole or in part at any time upon an exit fee of (a) two percent (2.00%) of the Revolving Loan Commitment if the obligations are paid in full during the first year after the closing date, or (b) one percent (1.00%) of the Revolving Loan Commitment if the obligations are paid in full one year after the closing date, provided, that, the exit fee will be waived if such prepayment occurs in connection with the refinancing of the obligations with Bank of America, N.A., as lender.

The loans and other obligations of the Company under the GBC Credit Facility are secured by substantially all of the tangible and intangible assets of the Company (including, without limitation, intellectual property) pursuant to the terms of the Agreement and the Intellectual Property Security Agreement entered into by and among the Company and GBC on July 28, 2023.

In connection with the entry into the Agreement and the repayment in full of the principal amount outstanding under SVB Credit Facility together with total accrued and unpaid interest and related fees with a portion of the funds from the GBC Credit Facility on July 28, 2023, we terminated the Loan and Security Agreement, dated as of November 9, 2020, as amended, by and among SVB and the Company.

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

UL Listing: Our goal is to obtain a UL Listing for all of our Packs, and we recently completed the process for our newest source of battery cells. We believe this UL Listing provides us a significant competitive advantage and provides assurance to customers that our technology has been rigorously tested by an independent third party and determined to be safe, durable and reliable.

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

Our Products

We design, develop, test and sell our energy storage packs for use in a broad range of lift trucks, industrial equipment including airport GSE, and other commercial applications. Within each of these product segments, we offer a range of power and equipment solutions.

Our battery pack system design is adaptable with three core design modules used in our entire family of small, medium, and large pack forklift products. A scalable modular design allows for core modules to be configured to address a variety of unique power and space requirements. We also have the capability to offer varying chemistries and configurations based on the specific application. Currently, our energy storage packs use lithium iron phosphate (LiFePO4) battery cells, which we source from a variety of overseas suppliers that meet our power, reliability, safety and other specifications. Our BMS works with several battery configurations providing the flexibility to use battery cells developed and manufactured by other suppliers. We believe we can readily adapt our energy storage packs to incorporate new chemistries as they become available in the future in order to meet changing customer preferences and to reduce the cost of our products.

We also offer 24-volt onboard chargers for our Class 3 Walkie Pallet Packs, and smart “wall mounted” chargers for larger applications. Our smart charging solutions are designed to interface with our BMS and integrate easily into most all major chargers in the market.

New Product Update

During the second half of the Fiscal 2023, we introduced new product designs to respond to customer requests and to allow for greater operational efficiencies for us. Some of the improvements included higher capacities for extra-long and demanding shifts, easier servicing, cost efficiencies, and other features to solve a variety of existing performance challenges of customer operations. We intend to continue to develop and to introduce new product designs for margin enhancement, part commonality and improved serviceability.

In Fiscal 2023, we introduced the next generation of Material Handling and GSE products, the G2 line. These seven new products greatly extend the reach of Flux packs in the Class 1 and 2 forklift market as well as enhancing our offerings for aircraft ground support equipment. Ranging from 36 to 80 volts and capacities between 210 and 840 amp-hours, the G2 systems deliver power and versatility.

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

During the year ended June 30, 2023, we had two (2) major customers that each represented more than 10% of our revenues on an individual basis, and together represented approximately $38,035,000 or 57% of our total revenues. During the year ended June 30, 2022, we had four (4) major customers that each represented more than 10% of our revenues on an individual basis, and together represented approximately $29,254,000 or 69% of our total revenues.

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

Marketing and Sales

We sell our products through several different channels including OEMs, lift equipment dealers and battery distributors as well as directly to end users. In the industrial motive market, OEMs sell their lift products through dealer networks and directly to end customers. Because of environmental issues associated with lead acid batteries and to preserve customer choice, industrial lift products are typically sold without a battery pack. Equipment dealers source battery packs from battery distributors and battery pack suppliers based on demand or in response to customer specifications. End customers may specify a specific type and manufacturer of battery pack to the equipment dealer or may purchase battery packs from battery distributors or directly from battery suppliers.

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

Manufacturing and Assembly

Rather than manufacture our own battery cells and be limited to a single chemistry, our battery cells are sourced from a limited number of manufacturers located in China. We source the remainder of the components primarily from vendors in the United States. We developed our BMS to be agnostic to a battery’s lithium-ion chemistry and cell manufacturer. Despite such flexibility, we have experienced occasional supply interruptions in the past, and more recently, we have been forced to navigate supply chain and transportation issues stemming from the global pandemic. We have made great strides in sourcing alternate suppliers and parts to minimize future global supply chain disruptions. We are continuing to monitor and test potential new cell technologies on an ongoing basis to help mitigate our supply chain risks. Using Lean Manufacturing principles our final assembly, testing and shipping of our products are completed within our ISO 9001 certified facility in Vista, California, which includes six assembly lines.

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

As we continue to develop and expand our product offerings, we anticipate that research and development will continue to be a substantial part of our strategic priorities in the future. We seek to develop innovative, new and improved products for cell and system management along with associated communication, display, current sensing and charging tools. Our research and development efforts are focused on improving performance, reliability and durability of our energy storage solutions for our customers and on lowering our costs of production.

Competition

Our competitors in the lift equipment market in years past have been primarily major lead acid battery manufacturers, including Stryten Energy, East Penn Manufacturing Company, EnerSys Corporation, and Crown Battery Corporation. However, more recently our potential customer base has become increasingly aware of the performance, lifetime cost, and environmental advantages of lithium-ion solutions. At the same time, our competitor base offering lithium-ion solutions has grown from a number of early-stage businesses to now include several larger companies. The increasing market activity reflects the double-digit growth of lithium-ion battery pack adoption and sales. The sales channel includes. equipment dealers, OEMs and battery distributors.

The key competitive factors in this market are performance, reliability, durability, safety and price. We believe we compete effectively in all of these categories in light of our experience with lithium-ion technology, including our development capabilities and the performance of our proprietary BMS. We believe that the UL Listing covering many of our core products is a significant differentiating competitive advantage, and we intend to extend that advantage by seeking to obtain UL Listings for our other energy storage pack products in the coming months. In addition, because our BMS is not reliant on any specific battery cell chemistry, we believe we can adapt rapidly to changes in advanced battery technology or customer preferences.

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

As of June 30, 2023, we have two issued U.S. patents. We have filed three (3) new U.S. patent applications on advanced technology related to lithium-ion battery packs. The technology behind these three (3) patents is designed to:

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

We have obtained U.S. federal trademark registrations for Flux, Flux Power, Flux Power logo. and Lift. We have pending applications to register SkyBMS. We also believe that we have common law trademark rights to certain marks in addition to those which we have registered.

Suppliers

We obtain a limited number of components and supplies included in our products from a small group of suppliers. During the year ended June 30, 2023, we had one (1) supplier who accounted for more than 10% of our total purchases, which represented approximately $17,022,000 or 31% of our total purchases.

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

Human Capital Resources

As of June 30, 2023, we had 133 employees. We engage outside consultants for business development, operations and other functions from time to time. None of our employees is currently represented by a trade union.

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

For the fiscal years ended June 30, 2023 and 2022, we had net losses of $6.7 million and $15.6 million, respectively. We have historically experienced net losses and until we generate sufficient revenue, we anticipate that we will continue to experience losses in the near future.

As of June 30, 2023 and 2022, we had a cash balance of $2.4 million and $485,000, respectively. We expect that our existing cash balances, credit facilities, and cash resources from operations will be sufficient to fund our existing and planned operations for the next twelve months. Until such time as we generate sufficient cash to fund our operations, we will need additional capital to continue our operations thereafter.

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

While we expect that our existing cash and additional funding available under our GBC Credit Facility, combined with funds available to us under our subordinated line of credit and the potential net proceeds from our At-The-Market offering will be sufficient to meet our anticipated capital resources and to fund our planned operations for the next twelve months, such sources of funding are subject to certain restrictions and covenants and our ability to sell stock will be impacted by market conditions. If we are unable to meet the conditions provided in the loan documents, the funds will not be available to us. In addition, should there be any delays in the receipts of key component parts, due in part to supply chain disruptions, our ability to fulfil the backlog of sales orders will be negatively impacted resulting in lower availability of cash resources from operations. In that event, we may be required to raise additional capital to support our expanded operations and execute on our business plan by issuing equity or convertible debt securities. In the event we are required to obtain additional funds, there is no guarantee that additional funds will be available on a timely basis or on acceptable terms. To the extent that we raise additional funds by issuing equity or convertible debt securities, our stockholders may experience additional dilution and such financing may involve restrictive covenants. Newly issued securities may include preferences, superior voting rights, and the issuance of warrants or other convertible securities that will have additional dilutive effects. We cannot assure that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. Further, we may incur substantial costs in pursuing future capital and/or financing. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition and results of operations. Our ability to obtain needed financing may be impaired by such factors as the weakness of capital markets, and the fact that we have not been profitable, which could impact the availability and cost of future financings. If such funds are not available when required, management will be required to curtail investments in additional sales and marketing and product development, which may have a material adverse effect on future cash flows and results of operations.

In the event of default of the Revolving Note under the GBC Credit Facility, such default could adversely affect our business, financial condition, results of operations or liquidity.

The loans and other obligations of the Company under the GBC Credit Facility are secured by substantially all of our tangible and intangible assets (including, without limitation, intellectual property) pursuant to the terms of a Loan and Security Agreement with GBC dated July 28, 2023 (the “Agreement”) and an Intellectual Property Security Agreement (the “IP Security Agreement”). The GBC Credit Facility is evidenced by a revolving note, which matures on July 28, 2025 (the “Maturity Date”), unless extended, modified, or renewed (the “Revolving Note”). Provided that there is no event of default, the Maturity Date can automatically be extended for one (1) year period upon payment of a renewal fee for each such extension in the amount of three-quarters of one percent (0.75%) of the Revolving Loan Commitment, which fee will be due and payable on or before the applicable Maturity Date. The holder of the Revolving Note is entitled to all of the benefits and security provided for in the Agreement. All Revolving Loans shall be repaid by the Borrower on the Maturity Date, unless payable sooner pursuant to the provisions of the Agreement. As a secured party, upon an event of default, GBC will have a first priority right to the collateral granted to them under the Agreement and IP Security Agreement, and we may lose our ownership interest in the assets pledged as security interest. A loss of our collateral will have a material adverse effect on our operations, our business and financial condition.

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

We include unapproved change orders for which we expect to receive confirmations in the ordinary course of business in backlog, generally to the extent of the lesser of the amount management expects to recover or the associated costs incurred. Any revenue that would represent profit associated with unapproved change orders is generally excluded from backlog until written confirmation is obtained from the applicable customer. However, consideration is given to our history with the customer as well as the contractual basis under which we may be operating. Accordingly, in certain cases based on our historical experience in resolving unapproved change orders with a customer, the associated profit may be included in backlog. However, if an unapproved change order is under dispute or has been previously rejected by the customer, the associated amount of revenue is treated as a claim.

For amounts included in backlog that are attributable to claims, we include unapproved claims in backlog when we have a legal basis to do so, consider collection to be probable and believe we can reliably estimate the ultimate value. Claims revenue is included in backlog to the extent of the lesser of the amount management expects to recover or associated costs incurred.

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

Historically a majority of our product sales have been generated from a small number of OEMs and customers, including two (2) customers who, on an aggregate basis, made up 57% of our sales for the year ended June 30, 2023, and four (4) customers who, on an aggregate basis, made up 69% of our sales for the year ended June 30, 2022. As a result, our success depends on continued demand from this small group of customers and their willingness to incorporate our battery products in their equipment. The loss of a significant customer would have an adverse effect on our revenues. There is no assurance that we will be successful in our efforts to convince end users to accept our products. Our failure to gain acceptance of our products could have a material adverse effect on our financial condition and results of operations.

Additionally, OEMs, their dealers and battery distributors may be subject to changes in demand for their equipment which could significantly affect our business, financial condition and results of operations.

We do not have long-term contracts with our customers.

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

Based on management’s evaluation of our disclosure controls and procedures as of June 30, 2023, we identified material weaknesses in our internal controls over financial reporting. The material weaknesses were based on our ineffective oversight of our internal control over financial reporting and lack of sufficient personnel resources with technical accounting expertise related to certain aspects of the financial reporting process. Until such time as we could have additional resources with such level of technical accounting expertise, management intends to implement measures designed to improve our internal control over financial reporting to remediate material weaknesses, including the use of third-party consultants and accounting experts.

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

As of September 8, 2023, our directors and executive officers, and their respective affiliates beneficially owned approximately 28.5% of our outstanding common stock, including common stock underlying options, and warrants that were exercisable or convertible or which would become exercisable or convertible within 60 days. Michael Johnson, our director and sole director of Esenjay Investments LLC (“Essenjay”), beneficially owns approximately 26.7% of such outstanding common stock. As a result of their ownership, our directors and executive officers and their respective affiliates collectively, and Esenjay, individually, are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

Our corporate headquarters and production facility totals approximately 63,200 square feet and is located in Vista, California. Our production facility is ISO 9001 certified. We lease this property. Rent during the year ended June 30, 2023 was approximately $64,000 per month, and our annual rent will escalate approximately 3% per year through the end of the lease term on November 20, 2026. Our east coast customer service facility located in Atlanta, Georgia is approximately 4,900 square feet and monthly rent is approximately $5,000, which will escalate approximately 5% per year through the end of the lease term on April 30, 2028. Total rent expense was approximately $899,000 and $867,000 for the fiscal years ended June 30, 2023 and 2022, respectively.

We believe that our leased property is in good condition and suitable for the conduct of our business.

ITEM 3 - LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in any legal proceedings that may arise from time to time may harm the Company’s business. To the best knowledge of management, there are no material legal proceedings pending against us.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock is traded on The NASDAQ Capital Market under the symbol “FLUX.”

Holders of Record of Common Stock

As of September 8, 2023, we had approximately 1,367 stockholders of record for our common stock. The foregoing number of stockholders of record does not include an unknown number of stockholders who hold their stock in “street name.”

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

Purchases of Equity Securities

None.

Equity Compensation Plan Information

The following table provides certain information with respect to our equity compensation plans in effect as of June 30, 2023:

	Number of securities to be issued upon exercise of outstanding options, and settlement of RSUs (a)	Weighted- average exercise price of outstanding options, and issuance price of RSUs (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (c)
Equity compensation plans approved by shareholders(1)	732,352	$7.94	91,907
Equity compensation plans approved by shareholders(2)	412,853	3.43	1,587,147
Equity compensation plans not approved by shareholders(3)	21,944	$10.00	-
Equity compensation plans approved by shareholders(4)	-	-	350,000

Total	1,167,149	$6.39	2,029,054

(1)	Represents shares of common stock reserved for issuance under the 2014 Equity Incentive Plan (the “2014 Plan”) which was approved by our shareholders on February 17, 2015, and was amended on October 25, 2017.
(2)	Represents shares of common stock reserved for issuance under the 2021 Equity Incentive Plan (the “2021 Plan”) which was approved by our shareholders on April 29, 2021.
(3)	Consists of 7,200 options granted under the 2010 Stock Option Plan (the “2010 Plan”) and assumed by us in the reverse acquisition. An additional 30,700 non-qualified options were issued. At June 30, 2023, there were 21,944 options outstanding.
(4)	Represents the number of shares of common stock reserved as authorized for the grant of options under the Flux Power Holdings, Inc. 2023 Employee Stock Purchase Plan (the “2023 ESPP”), which was approved by our shareholders on April 20, 2023.

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

Our long-term strategy is to meet the rapidly growing demand for lithium-ion energy solutions and to be the supplier of choice, targeting large companies having energy storage needs. We have established selling relationships with large fleets of forklifts and GSEs. We intend to reach this goal by investing in research and development to expand our product mix, by expanding our sales and marketing efforts, improving our customer support efforts and continuing our efforts to improve production capacity and efficiencies. Our research and development efforts will continue to focus on providing adaptable, reliable and cost-effective energy storage solutions for our customers. We have filed three new patents on advanced technology related to lithium-ion battery packs. The technology behind these pending patents is designed to:

●	increase battery life by optimizing the charging cycle,
●	give users a better understanding of the health of their battery in use, and
●	apply artificial intelligence to predictively balance the cells for optimal performance.

Our largest sector of penetration thus far has been the material handling sector which we believe is a multi-billion-dollar addressable market. We believe the sector will provide us with an opportunity to grow our business as we enhance our product mix and service levels and grow our sales to large fleets of forklifts and GSEs. Applications of our modular packs for other industrial and commercial uses, such as solar energy storage, are providing additional current growth and further opportunities. We intend to continue to expand our supply chain and customer partnerships and seek further partnerships and/or acquisitions that provide synergy to meeting our growth and “building scale” objectives.

The following table summarizes the new orders, shipments, and backlog activities for the last six (6) fiscal quarters:

Fiscal Quarter Ended	Beginning Backlog	New Orders	Shipments	Ending Backlog
March 31, 2022	$31,415,000	$20,495,000	$13,317,000	$38,593,000
June 30, 2022	$38,593,000	$11,622,000	$15,195,000	$35,020,000
September 30, 2022	$35,020,000	$9,678,000	$17,840,000	$26,858,000
December 31, 2022	$26,858,000	$20,652,000	$17,158,000	$30,352,000
March 31, 2023	$30,352,000	$9,751,000	$15,087,000	$25,016,000
June 30, 2023	$25,016,000	$19,780,000	$16,252,000	$28,544,000

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

As of September 8, 2023, our order backlog was approximately $27.2 million.

Business Updates

Many of the disruptions from the COVID-19 pandemic over the past several years have largely abated. During the pandemic, we, like others in the industry, experienced supply chain challenges such as delays of purchased components and the shortage of components. We have addressed these supply chain challenges with improved vendor selection, and improved supply chain internal practices. However, we have experienced shipment delays of battery packs for some forklift models that have experienced production delays. We have seen recent improvements in shipment timing. The price increases during the pandemic for steel and domestic freight have lessened but still remain higher than pre-pandemic. Price recovery of increased pandemic-related costs have now begun to be realized in shipments during the latter part of Fiscal 2023. However, there can be no assurance that our price increases, inventory levels or any future steps we take will be sufficient to offset the rising procurement costs and manage sourcing of raw materials and component parts effectively.

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

Overview of 2023 Financing Activities

At-The-Market Offering

On October 16, 2020, we filed a shelf registration on Form S-3 for up to $50 million to support our ability to raise capital to support our business growth. In connection with the shelf registration statement, in December 2020, we entered into a Sales Agreement with H.C. Wainwright & Co., LLC enabling us to sell shares of our common stock in an “At-The-Market” offering from time to time. On May 27, 2021, we filed an amendment to the prospectus supplement dated December 21, 2020, allowing us to sell up to $20 million of shares under the At-The-Market offering program (“ATM Offering”). In Fiscal 2021 we sold an aggregate of 978,782 shares of common stock at an average price of $12.93 per share for gross proceeds of approximately $12.7 million in the ATM Offering, prior to deducting commissions and other offering related expenses. In Fiscal 2022, we sold an additional 190,782 shares of common stock at average price of $8.70 per share for gross proceeds of approximately $1.7 million in the ATM Offering, prior to deducting commissions and other offering related expenses. In Fiscal 2023, we sold an additional 355,309 shares of common stock at average price of $4.54 per share for gross proceeds of approximately $1.6 million in the ATM Offering, prior to deducting commissions and other offering related expenses. As of June 30, 2023, approximately $4.1 million remained available under the ATM Offering for future sales of our common stock.

Gibraltar Credit Facility

On July 28, 2023, we entered into a certain Loan and Security Agreement (the “Agreement”) with Gibraltar Business Capital, LLC, a Delaware limited liability company (“GBC”). The Agreement provides us with a senior secured revolving loan facility (the “GBC Credit Facility”) for up to $15 million (the “Revolving Loan Commitment”). The revolving amount available under the GBC Credit Facility is equal to the lesser of the Revolving Loan Commitment and the borrowing base amount (as defined in the Agreement). The GBC Credit Facility is evidenced by a revolving note, which matures on July 28, 2025 (the “Maturity Date”), unless extended, modified or renewed (the “Revolving Note”). Provided that there is no event of default, the Maturity Date can automatically be extended for one (1) year period upon payment of a renewal fee for each such extension in the amount of three-quarters of one percent (0.75%) of the Revolving Loan Commitment, which fee will be due and payable on or before the applicable Maturity Date. In addition, subject to conditions and terms set forth in the Agreement, the we may request an increase in the Revolving Loan Commitment from time to time upon not less than 30 days’ notice to GBC which increase may be made at the sole discretion of GBC, as long as: (a) the requested increase is in a minimum amount of $1.0 million, and (b) the total increases do not exceed $5.0 million and no more than five (5) increases are made. Outstanding principal under the GBC Credit Facility accrues interest at Secured Overnight Financing Rate (“SOFR”, as defined in the Agreement) plus five and one half of one percent (5.50%) per annum with such interest payment is due monthly on the last day of the month. In the event of default, the amounts due under the Agreement bears interest at a rate per annum equal to three percent (3.0%) above the rate that is otherwise applicable to such amounts. We paid GBC a non-refundable closing fee for the GBC Credit Facility of $112,500 upon the execution of the Agreement. In addition, the Company is required to pay a monthly unused line fee equal to one-half of one percent (0.50%) per annum on the difference between the Revolving Loan Commitment and the average outstanding principal balance of the revolving loan(s) for such month. The obligations under the GBC Credit Facility may be prepaid in whole or in part at any time upon an exit fee of (a) two percent (2.00%) of the Revolving Loan Commitment if the obligations are paid in full during the first year after the closing date, or (b) one percent (1.00%) of the Revolving Loan Commitment if the obligations are paid in full one year after the closing date, provided, that, the exit fee will be waived if such prepayment occurs in connection with the refinancing of the obligations with Bank of America, N.A., as lender.

Termination of Silicon Valley Bank LOC

In connection with the entry into the Agreement (as described above) and the repayment in full of the principal amount outstanding under SVB Credit Facility together with total accrued and unpaid interest and related fees with a portion of the funds from the GBC Credit Facility on July 28, 2023, we terminated the Loan and Security Agreement, dated as of November 9, 2020, as amended, by and among SVB and the Company.

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

We believe the following critical accounting policies and estimates affect the preparation of our financial statements:

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. The Company has not experienced issues related to the collection of its accounts receivable and has not recorded an allowance for doubtful accounts during the fiscal years ended June 30, 2023 and 2022.

Inventories

Inventories consist primarily of battery management systems and the related subcomponents and are stated at the lower of cost (first-in, first-out) or net realizable value. The Company evaluates inventories to determine if write-downs are necessary due to obsolescence or if the inventory levels are in excess of anticipated demand at market value based on consideration of historical sales and product development plans. The Company recorded an adjustment related to obsolete inventory in the amount of approximately $354,000 and $111,000 during the year ended June 30, 2023 and 2022, respectively.

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

Product Warranties

The Company evaluates its exposure to product warranty obligations based on historical experience. Our products, primarily lift equipment packs, are warrantied for five years unless modified by a separate agreement. As of June 30, 2023 and 2022, the Company carried warranty liability of approximately $1,600,000 and $1,012,000, respectively, which is included in accrued expenses on the Company’s consolidated balance sheets.

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

 Recently Adopted Accounting Pronouncements

The Company did not adopt any new accounting pronouncements for the year ended June 30, 2023.

Results of Operations

Comparison of Results of Operations of the Fiscal Years Ended June 30, 2023 and 2022

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Annual Report.

The following table represents our statement of operations for the fiscal years ended June 30, 2023 (“Fiscal 2023”) and June 30, 2022 (“Fiscal 2022”).

	Year Ended June 30, 2023		Year Ended June 30, 2022
	$	% of Revenues	$	% of Revenues
Revenues	$66,337,000	100%	$42,333,000	100%
Cost of sales	49,237,000	74%	35,034,000	83%
Gross profit	17,100,000	26%	7,299,000	17%

Operating expenses:
Selling and administrative	17,620,000	28%	15,515,000	37%
Research and development	4,890,000	7%	7,141,000	17%
Total operating expenses	22,510,000	35%	22,656,000	54%

Operating loss	(5,410,000)	-8%	(15,357,000)	-36%

Other income (expense):
Other income	8,000	-%	-	-%
Interest expense	(1,339,000)	-2%	(252,000)	-1%

Net loss	$(6,741,000)	-10%	$(15,609,000)	-37%

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

We sell our products through several different channels including OEMs, lift equipment dealers and battery distributors as well as directly to end users, primarily in North America. The channels sell principally to large company, national accounts. We sell certain battery packs directly to other accounts including industrial equipment manufacturers and end users.

Revenues for Fiscal 2023 increased $24,004,000 or 57%, to $66,337,000, compared to $42,333,000 for Fiscal 2022. The increase in revenues was due to sales of energy storage solutions with higher average selling prices and a higher volume of units sold, driven by significant increases in GSE sales. The increase in revenues included both greater sales to existing and new Material Handling customers as well as an increase in GSE sales. Additionally, we further diversified our sales channels, and saw considerable volume and price improvement in GSE sales as domestic airlines resumed operations with a reinvigorated focus on sustainably scaling their own operations with our environmentally friendly and cost-effective solutions.

Cost of Sales

Cost of sales for Fiscal 2023 increased $14,203,000 or 41%, to $49,237,000, compared to $35,034,000 for Fiscal 2022. The increase in cost of sales was directly associated with higher sales of energy storage solutions, partially offset by lower average cost of sales per unit achieved during the current year as a result of our gross margin improvement initiatives, including design enhancements to lower cost, improve serviceability, simplify bill of materials and supply chain initiatives to improve inventory turns and create part commonality across multiple product line. Cost of sales as a percentage of revenues for Fiscal 2023 was 74%, a decrease of 9 percentage points, compared to 83% for the Fiscal 2022.

Gross Profit

Gross profit for Fiscal 2023 increased $9,801,000 or 134%, to $17,100,000, compared to $7,299,000 for the Fiscal 2022. The gross profit margin (gross profit expressed as a percentage of revenues) increased to 26% for Fiscal 2023 compared to 17% for Fiscal 2022. Gross profit improved by 9 percentage points as a result of a higher volume of units sold with a higher selling price and lower cost of sales as a result of the gross margin improvement initiatives as noted above.

Selling and Administrative

Selling and administrative expenses for Fiscal 2023 increased $2,105,000 or 14%, to $17,620,000, compared to $15,515,000 for Fiscal 2022.The increase was primarily attributable to increases in personnel expenses related to new hires and temporary labor, severance expenses incurred, and recruiting costs, and increases in depreciation expense, outbound shipping costs, insurance premiums, travel expenses, marketing expenses, and facilities related costs, partially offset by decreases in commissions, bad debt expenses, consulting fees, public relations expenses, and stock-based compensation.

Research and Development

Research and development expenses for Fiscal 2023 decreased $2,251,000 or 32%, to $4,890,000, compared to $7,141,000 for Fiscal 2022. Such expenses consisted primarily of materials, supplies, salaries and personnel related expenses, product testing, consulting, and other expenses associated with revisions to existing product designs and new product development. The decrease in research and development expenses was primarily due to lower staff related expenses and expenses related to development of new products.

Interest Expense

Interest expense for Fiscal 2023 increased $1,087,000 or 431%, to $1,339,000, compared to $252,000 for Fiscal 2022. The increase in interest expense was due to higher average balances outstanding of our SVB Credit Facility and higher interest rates, as well as recording of approximately $482,000 of debt issuance costs amortization related to our existing lines of credit.

Net Loss

Net loss during Fiscal 2023 decreased $8,868,000 or 57%, to $6,741,000 compared to $15,609,000 for Fiscal 2022. The lower net loss for Fiscal 2023 was primarily attributable to increased gross profit, partially offset by increased operating expenses and higher interest expense.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA is calculated taking net income and adding back the expenses related to interest, income taxes, depreciation, amortization, and stock-based compensation, each of which has been calculated in accordance with GAAP. Adjusted EBITDA was a loss of approximately $3,705,000 for the Fiscal 2023 compared to a loss of $14,071,000 for the Fiscal 2022.

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

As Adjusted EBITDA is a non-GAAP financial measure, it should not be construed as superior to or a substitute for Net income (loss) (as determined in accordance with GAAP) for the purpose of analyzing our operating performance or financial position.

A reconciliation of our Adjusted EBITDA to Net loss is included in the table below:

	Years Ended June 30,
	2023	2022
Net loss	$(6,741,000)	$(15,609,000)
Interest, net	1,339,000	252,000
Income tax provision	-	-
Depreciation and amortization	899,000	575,000
EBITDA	(4,503,000)	(14,782,000)
Stock-based compensation	798,000	711,000
Adjusted EBITDA	$(3,705,000)	$(14,071,000)

Liquidity and Capital Resources

Overview

As of June 30, 2023, we had a cash balance of $2.4 million and an accumulated deficit of $88.6 million. For the year ended June 30, 2023, we had negative cash from operations of $3.6 million. Historically our business has not generated sufficient cash to fund our operations. However, based on our existing backlog and customer orders, we anticipate increased revenues, together with the planned improvements in our gross margin, will move us closer to profitability. Our planned gross margin improvement tasks include, but are not limited to, a plan to drive bill of material costs down while increasing price of our products for new orders. We have received new orders in Fiscal 2023, of approximately $59.9 million and believe through conversations with our customers that our anticipation of continued increase of new orders is reasonable.

We believe that our existing cash, together with $4.0 million that currently remains available under our $15.0 million revolving line of credit with Gibraltar Business Capital (“GBC Credit Facility”), and $4.0 million available under the subordinated line of credit (“Subordinated LOC”) as of September 8, 2023, will be sufficient to meet our anticipated capital resources to fund planned operations for the next twelve (12) months. See “Future Liquidity Needs” below.

Cash Flow Summary

	Year Ended June 30,
	2023	2022

Net cash used in operating activities	$(3,574,000)	$(23,893,000)
Net cash used in investing activities	(1,024,000)	(797,000)
Net cash provided by financing activities	6,492,000	20,462,000
Net change in cash	$1,894,000	$(4,228,000)

Operating Activities

Net cash used in operating activities was $3,574,000 for Fiscal 2023, compared to net cash used in operating activities of $23,893,000 for Fiscal 2022. The primary usages of cash for the Fiscal 2023 were the net loss of $6,741,000 and increases in inventory, office lease payable, customer deposits, and other assets, that were partially offset by non-cash operating costs, and increases in accounts payable and accrued expenses. The primary usages of cash for the Fiscal 2022 were the net loss of $15,609,000, increases in accounts receivable, inventory, and other assets, and decreases in accounts payable, accrued expenses and office lease payable, that were partially offset by increases in customer deposits, deferred revenue and non-cash operating costs.

Investing Activities

Net cash used in investing activities for Fiscal 2023 was $1,024,000 and consisted primarily of the costs of purchase of furniture and office equipment, warehouse equipment and other related costs.

Net cash used in investing activities for Fiscal 2022 was $797,000 and consisted primarily of the costs of purchases of furniture and office equipment, computer software, warehouse equipment and other related costs.

Financing Activities

Net cash provided by financing activities was $6,492,000 for Fiscal 2023, which primarily consisted of $5,023,000 in net borrowings under the SVB Credit Facility, and $1,556,000 in net proceeds from sales of common stock under our ATM offering.

Net cash provided by financing activities was $20,462,000 for Fiscal 2022, and primarily consisted of $13,971,000 in net proceeds from the issuance of common stock in a registered offering completed in September 2021, $4,889,000 in net borrowings under the SVB Credit Facility, and $1,602,000 in net proceeds from sales of common stock under our ATM Offering.

Future Liquidity Needs

We have evaluated our expected cash requirements over the next twelve (12) months, which include, but are not limited to, investments in additional sales and marketing and research and development, capital expenditures, and working capital requirements. As of September 8, 2023, we believe that our existing cash of $1.8 million, cash from our future operations, funding available under our $15.0 million GBC Credit Facility, under which $4.0 million is currently available, funds available under our Subordinated LOC of up to $4.0 million, along with the forecasted improvement in the gross margin will enable us to fund our planned operations for at least the next twelve (12) months. As of September 8, 2023, $4.1 million remained available under our existing ATM Offering that may be utilized subject to the volume of trading of our shares, the price of our stock, market conditions, and effectiveness of the registration statement. In addition, to support our operations and anticipated growth, we intend to continue to explore alternatives to secure additional capital from a variety of current and new sources including, but not limited to, sales of our equity securities. We also continue to execute our cost reduction, sourcing, and pricing recovery initiatives in efforts to increase our gross margin and improve cash flow from operations.

Although management believes that our existing cash and the additional funding sources currently available to us under the lines of credit are sufficient to fund planned operations for the next twelve (12) months, this is dependent our ability to successfully maintain and draw on our credit facilities. Our ability to draw funds from the GBC Credit Facility are subject to certain restrictions and covenants. In addition, should there be any delays in the receipts of key component parts, due in part to supply chain disruptions, our ability to fulfill the backlog of sales orders will be negatively impacted resulting in lower availability of cash resources from operations. In that event, we may be required to raise additional funds by issuing equity or convertible debt securities. If such funds are not available when required, management will be required to curtail investments in additional sales and marketing and product development, which may have a material adverse effect on future cash flows and results of operations. In addition, any unforeseen factors in the general economy beyond management’s control could potentially have negative impact on the planned gross margin improvement plan.

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2023 because of the material weakness identified in our internal controls over financial reporting.

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

Under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and subsequent guidance prepared by the Commission specifically for smaller public companies as of June 30, 2023. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of June 30,2023 due to an identified material weakness as a result of not having sufficient personnel resources with technical accounting expertise related to certain aspects of the financial reporting process. Until such time as we could have additional resources with such level of technical accounting expertise, management intends to implement measures designed to improve our internal control over financial reporting to remediate material weaknesses, including the use of third-party consultants and accounting experts.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding the effectiveness of the Company’s internal control over financial reporting, as such report is not required due to the Company’s status as a smaller reporting company.

Change in Internal Control over Financial Reporting

Except as discussed above, there have been no changes in the Company’s internal controls over financial reporting during the fiscal quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

None.

ITEM 9C - DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENTS INSPECTIONS

Not Applicable.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers and Significant Employees

The following table and text set forth the names and ages of our current directors, executive officers and significant employees as of September 8, 2023. Our Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders or until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships among any of the directors and executive officers. From time to time, our directors have received compensation in the form of cash and equity grant for their services on the Board.

Name	Age	Position
Ronald F. Dutt	76	Director, Chief Executive Officer and President
Charles A. Scheiwe	57	Chief Financial Officer and Secretary
Jeffrey C. Mason(5)	52	Vice President of Operations
Michael Johnson	75	Director
Lisa Walters-Hoffert(1)(2)	65	Director
Dale T. Robinette(1)(3)	59	Director
Cheemin Bo-Linn (1)(4)	69	Director

(1)	Independent Director
(2)	Chairperson of the Audit Committee, Member of the Compensation Committee and the Nominating and Governance Committee
(3)	Lead Independent Director, Chairperson of the Compensation Committee, Member of the Audit Committee and the Nominating and Governance Committee
(4)	Chairperson of the Nominating and Governance Committee, Member of the Audit Committee and the Compensation Committee.
(5)	On November 7, 2022, Mr. Mason’s position was expanded to include additional Company authority and delegation.

There are no arrangements or understandings between our directors and executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

Business Experience

Ronald F. Dutt, Chairman, Chief Executive Officer, President, and Director. Mr. Dutt has been our chief executive officer, former interim chief financial officer and director since March 19, 2014. He became our chairman on June 28, 2019. On September 19, 2017, he was also appointed as our president, chief financial officer and corporate secretary. He resigned as chief financial officer and corporate secretary as of December 16, 2018. Previously, he was our chief financial officer since December 7, 2012, and our interim chief executive officer since June 28, 2013. Mr. Dutt has served as the Company’s interim corporate secretary since June 28, 2013. Prior to Flux Power, Mr. Dutt provided chief financial officer and chief operating officer consulting services during 2008 through 2012. In this capacity Mr. Dutt provided financial consulting, including strategic business modeling and managed operations. Prior to 2008, Mr. Dutt served in several capacities as executive vice president, chief financial officer and treasurer for various public and private companies including SOLA International, Directed Electronics, Fritz Companies, DHL Americas, Aptera Motors, Inc., and Visa International. Mr. Dutt holds an MBA in Finance from University of Washington and an undergraduate degree in Chemistry from the University of North Carolina. Additionally, Mr. Dutt served in the United States Navy and received an honorable discharge as a Lieutenant.

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

Jeffrey C. Mason, Vice President of Operations. Mr. Mason served as the Director of Manufacturing of the Company from January 2021 to December 2021, and Vice President of Operations since December 2021. On November 7, 2022, Mr. Mason’s position was expanded to include additional Company authority and delegation. Prior to joining the Company, Mr. Mason was the plant manager at NEO Tech from March 2017 to January 2021 after being promoted from Director of Operations from December 2013 to March 2017. Mr. Mason has also worked for Sumitomo Electric Interconnect Products, Inc., Radio Design Labs, Inc., and Motorola Inc. during his career. Mr. Mason received his Master of Business Administration in International Business in 2015 and his Bachelor of Business Administration/Management in 2013 from North Central University. Mr. Mason is also Total Productive Maintenance (TPM) Instructor Certified by the Japan Institute of Plant Maintenance, Tokyo, Japan.

Michael Johnson, Director. Mr. Johnson has been our director since July 12, 2012. Mr. Johnson has been a director of Flux Power since it was incorporated. Since 2002, Mr. Johnson has been a director and the chief executive officer of Esenjay Petroleum Corporation (Esenjay Petroleum), a Delaware company located in Corpus Christi, Texas, which is engaged in the business oil exploration and production. Mr. Johnson’s primary responsibility at Esenjay Petroleum is to manage the business and company as chief executive officer. Mr. Johnson is a director and beneficial owner of Esenjay Investments LLC, a Delaware limited liability company engaged in the business of investing in companies, and an affiliate of the Company owning approximately 27.5% of our outstanding shares, including common stock underlying options, and warrants that were exercisable or convertible or which would become exercisable or convertible within sixty (60) days. As a result of Mr. Johnson’s leadership and business experience, he is an industry expert in the natural gas exploration industry and brings a wealth of management and successful company building experience to the board. Mr. Johnson received a Bachelor of Science degree in mechanical engineering from the University of Southwestern Louisiana.

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

Dale T. Robinette, Director. Mr. Robinette was appointed to our Board on June 28, 2019 and our lead independent director on September 10, 2021. Mr. Robinette has been a CEO Coach and Master Chair since 2013 as an independent contractor to Vistage Worldwide, Inc., an executive coaching company. In addition, since 2013 Mr. Robinette has been providing business consulting related to top-line growth and bottom-line improvement through his company EPIQ Development. From 2013 to 2019, Mr. Robinette was the Founder and CEO of EPIQ Space, a marketing website for the satellite industry, a member-based community of suppliers promoting their offerings. Mr. Robinette was with Peregrine Semiconductor, Inc., (known today as PSEMI, a division of Murata Manufacturing Co Ltd.), a manufacturer of high-performance RF CMOS integrated circuits, from 2007 to 2013 in two roles as a Director of Worldwide Sales as well as the Director of the High Reliability Business Unit. Mr. Robinette started his career from 1991 to 2007 at Tyco Electronics Ltd. (known today as TE Connectivity Ltd.), a passive electronics manufacturer, in various sales, sales leadership and product development leadership roles. Mr. Robinette received a Bachelor of Science degree in Business Administration, Marketing from San Diego State University. Based on the above qualifications, the Company believes Mr. Robinette is qualified to be on the Board.

Cheemin Bo-Linn, Director. Dr. Bo-Linn was appointed to the Board of Directors on January 14, 2022. She was the CEO of Peritus Partners, a global valuation accelerator and information technology operations and consulting company from 2013 through 1Q2023. Her Board of Director experience spans Canada, the United States, and Australia, with Board leadership positions from Lead Independent Director to Committee Chair of every major committee (Audit, Compensation, Nomination/Governance) and Chair of Technology, Cybersecurity, and Sustainability, across eight prior public companies and multiple privates. She held various executive and President roles in multiple companies including Vice-President of IBM Corporation. Her C-suite and Board roles include the lithium, ecommerce, manufacturing and distribution, technology, healthcare, construction, software, and marketing sectors. Bo-Linn was named The Financial Times 2021 “Top 100 Diverse Directors”, NACD’s (National Association of Corporate Directors’) “Top 50 Directors,” and inducted into the “Hall of Fame for Women in Technology.” Thru 2019, she was Visiting Professor on digital tech (AI, data analytics, cybersecurity) and marketing at the joint Columbia University, London School of Business and University of Hong Kong EMBA/MBA program. She has been invited to speak at the United Nations, Dow Jones, and British Chamber. She earned her Doctorate Degree (EdD) in Computer based Information Systems and Organizational Change from the University of Houston. The Board believes that Dr. Bo-Linn’s extensive senior executive management and board experience in private and public companies qualifies her to serve on the Board of Directors.

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

Board of Directors Diversity

Our Board of Directors is committed to fostering a diversity of backgrounds and perspectives so that our Board of Directors positions our company for the future. The members of our Board of Directors represent a mix of ages, genders, races, ethnicities, geographies, cultures, and other perspectives that we believe expand our Board of Directors’ understanding of the needs and viewpoints of our partners, employees, stockholders, and other stakeholders. The matrix below provides certain information regarding the composition of our Board of Directors as of the date of this report. Each of the categories listed in the below table has the meaning as it is used in Nasdaq Stock Market Rule 5605(f).

Board Diversity Matrix (as of September 8, 2023)

Total Number of Directors		5
	Female		Male
Part I: Gender Identity
Directors	2		3
Part II: Demographic Background
Asian	1		0
White	1		3
LGBTQ+	1

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

Audit Committee

The Audit Committee of the Board of Directors currently consists of three independent directors of which at least one, the Chairperson of the Audit Committee, qualifies as a qualified financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Ms. Walters-Hoffert is the Chairperson of the Audit Committee and financial expert. Dr. Bo-Linn and Mr. Robinette are the other directors who are members of the Audit Committee. The Audit Committee’s duties are to recommend to our Board of Directors the engagement of the independent registered public accounting firm to audit our consolidated financial statements and to review our accounting and auditing principles. The Audit Committee reviews the scope, timing and fees for the annual audit and the results of audit examinations performed by any internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The Audit Committee will at all times be composed exclusively of directors who are, in the opinion of our Board of Directors, free from any relationship that would interfere with the exercise of independent judgment as a committee member and who possess an understanding of consolidated financial statements and generally accepted accounting principles. Our Audit Committee operates under a written charter, which is available on our website at www.fluxpower.com.

Compensation Committee

The Compensation Committee currently consists of three independent directors. The Compensation Committee establishes our executive compensation policy, determines the salary and bonuses of our executive officers and recommends to the Board stock option grants or other incentive equity awards for our executive officers. Mr. Robinette is the Chairperson of the Compensation Committee, and Ms. Walters-Hoffert and Dr. Bo-Linn are members of the Compensation Committee. Each of the members of our Compensation Committee are independent under NASDAQ’s independence standards for compensation committee members. Our chief executive officer often makes recommendations to the Compensation Committee and the Board concerning compensation of other executive officers. The Compensation Committee seeks input on certain compensation policies from the chief executive officer. Our Compensation Committee operates under a written charter, which is available on our website at www.fluxpower.com.

Nominating and Governance Committee

The Nominating and Governance Committee currently consists of three independent directors. The Nominating and Governance Committee is responsible for matters relating to the corporate governance of our Company and the nomination of members of the Board and committees of the Board. Dr. Bo-Linn is the Chairperson of the Nominating and Governance Committee. Ms. Walters-Hoffert and Mr. Robinette are members of the Nominating and Governance Committee. Each of the members of our Nominating and Governance Committee is independent under NASDAQ’s independence standards. The Nominating and Governance Committee operates under a written charter, which is available on our website at www.fluxpower.com.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and Annual Reports concerning their ownership, of Common Stock and other of our equity securities on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of Forms 3, 4 and 5 and amendments thereto filed electronically with the SEC during the most recent fiscal year, we believe that all reports required by Section 16(a) for transactions in the fiscal year ended June 30, 2023, were timely filed except for one late filing of a Form 4 by Michael Johnson relating to a sale of 4,000 shares of common stock pursuant to a Rule 10b5-1 trading plan previously adopted by Esenjay Investments, LLC on June 13, 2023, which was inadvertently filed one day late on June 16, 2023.

ITEM 11 - EXECUTIVE COMPENSATION

Compensation for our Named Executive Officers

The following table sets forth information concerning all forms of compensation earned by our named executive officers during Fiscal 2023 and Fiscal 2022 for services provided to the Company and its subsidiary.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards(1) ($)	Option Awards(2) ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Ronald F. Dutt, Chief Executive	2023	$290,962	$146,273	$230,542	$-	$-	$-	$667,777
Officer, President, and Chairman	2022	$275,000	$55,055	$138,702	$-	$-	$-	$468,757

Charles A. Scheiwe	2023	$205,989	$53,613	$120,419	$-	$-	$-	$380,021
Chief Financial Officer and Corporate Secretary	2022	$205,200	$28,757	$72,450	$-	$-	$-	$306,407

Jeffrey C. Mason(3)	2023	$204,346	$40,176	$100,602	$-	$-	$-	$345,124
Vice President of Operations	2022	$200,000	$20,020	$44,160	$-	$-	$-	$264,180

(1)	Represent the fair value of the RSUs granted on grant date.
(2)	The grant date fair value was determined in accordance with the provisions of FASB ASC Topic No. 718 using the Black-Scholes valuation model with assumptions described in more detail in the notes to our audited financial statements included in this report.
(3)	On November 7, 2022, Mr. Mason’s position was expanded to include additional Company authority and delegation.

Benefit Plans

We do not have any profit-sharing plan or similar plans for the benefit of our officers, directors or employees. However, we may establish such plan in the future.

Equity Compensation Plan Information

In connection with the reverse acquisition of Flux Power, Inc. in 2012, we assumed the 2010 Plan. As of June 30, 2023, the number of options outstanding to purchase common stock under the 2010 Plan was 21,944. No additional options to purchase common stock may be granted under the 2010 Plan.

On February 17, 2015, our shareholders approved our 2014 Equity Incentive Plan (“2014 Plan”), which was amended on July 23, 2018 and on November 5, 2020. The 2014 Plan authorizes the issuance of awards for up to 1,000,000 shares of our common stock in the form of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock units, restricted stock awards and unrestricted stock awards to officers, directors and employees of, and consultants and advisors to, the Company or its affiliates. We granted 0 and 175,265 stock options under the 2014 Plan during Fiscal 2022 and 2023, respectively. We granted 72,566 and 250,786 restricted stock units under the 2014 Plan during Fiscal 2023 and 2022, respectively.

On April 29, 2021, at the Company’s annual stockholders meeting, the 2021 Equity Incentive Plan (the “2021 Plan”) was approved by our stockholders. The 2021 Plan authorizes the issuance of awards for up to 2,000,000 shares of our common stock in the form of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock units, restricted stock awards and unrestricted stock awards to officers, directors and employees of, and consultants and advisors to, the Company or its affiliates. No awards were granted under the 2021 Plan during Fiscal 2022. We granted 449,176 stock options under the 2021 Plan during Fiscal 2023.

As of June 30, 2023, we had 398,922 options outstanding and exercisable under the 2021 Plan, the 2014 Plan and the 2010 Plan. In addition, as of June 30, 2023, we had 193,749 RSUs outstanding under the 2014 Plan.

The following table sets forth certain information concerning unexercised options, stock that has not vested, and equity compensation plan awards outstanding as of June 30, 2023 for the named executive officers below:

	Option Awards (1)						Stock Awards
Name	Award Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Uexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Ronald Dutt	10/31/2022	80,175	-	-	$3.43	10/31/2032	-	$-	-	$-
	3/15/2019	50,000	-	-	$13.60	3/15/2029	-	$-	-	$-
	7/25/2018	33,527	-	-	19.80	7/25/2028	-	$-	-	$-
	6/29/2018	50,000	-	-	14.40	6/29/2028	-	$-	-	$-
	10/26/2017	50,000	-	-	4.60	10/26/2027	-	$-	-	$-
	12/22/2015	19,000	-	-	5.00	12/22/2025	-	$-	-	$-
	7/30/2013	17,500	-	-	10.00	7/29/2023	-	$-	-	$-
	11/12/2020	-	-	-	-	11/11/2030	6,607	$58,670	6,607	$58,670
	11/12/2020	-	-	-	-	11/11/2030	13,214	$117,340	13,214	$117,340
	10/29/2021	-	-	-	-	10/29/2031	8,041	$46,236	8,041	$46,236
Charles Scheiwe	10/31/2022	41,878	-	-	3.43	10/31/2032	-	$-	-	$-
	3/15/2019	30,000	-	-	13.60	3/15/2029	-	$-	-	$-
	11/12/2020	-	-	-	-	11/11/2030	3,515	$31,213	3,515	$31,213
	11/12/2020	-	-	-	-	11/11/2030	7,030	$62,426	7,030	$62,426
	10/29/2021	-	-	-	-	10/29/2031	4,200	$24,150	6,300	$24,150
Jeffrey C. Mason	10/31/2022	34,986	-	-	3.43	10/31/2032	-	$-	-	$-
	10/29/2021	-	-	-	-	10/29/2031	2,560	$14,720	2,560	$14,720

(1)	The fair value of each option grant is estimated at the date of grant using the Black-Scholes option pricing model. Expected volatility is calculated based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the U.S. Treasury yield for a term equal to the expected life of the options at the time of grant. The fair value of each restricted stock unit is the fair value of the Company’s common stock on the grant date.
(2)	On November 7, 2022, Mr. Mason’s position was expanded to include additional Company authority and delegation.

Aggregated Option/Stock Appreciation Right (“SAR”) exercised and Fiscal year-end Option/SAR value table

Neither our executive officers nor the other individuals listed in the tables above, exercised options or SARs during Fiscal 2023.

2023 Employee Stock Purchase Plan (the “2023 ESPP”)

The 2023 ESPP was approved by the Board on March 6, 2023 and approved by the Company’s stockholders on April 20, 2023. The 2023 ESPP enables eligible employees of the Company and certain of its subsidiaries (a “Participating Subsidiary”) to use payroll deductions to purchase shares of the Company’s Common Stock and acquire an ownership interest in the Company. The maximum aggregate number of shares of the Company’s Common Stock that have been reserved as authorized for the grant of options under the 2023 ESPP is 350,000 shares, subject to adjustment as provided for in the 2023 ESPP. Participation in the 2023 ESPP is voluntary and is limited to eligible employees (as such term is defined in the 2023 ESPP) of the Company or a Participating Subsidiary who (i) has been employed by the Company or a Participating Subsidiary for at least 90 days and (ii) is customarily employed for at least twenty (20) hours per week and more than five (5) months in any calendar year. Each eligible employee may authorize payroll deductions of 1-15% of the eligible employee’s compensation on each pay day to be used to purchase up to 1,500 shares of Common Stock for the employee’s account occurring during an offering period. The 2023 ESPP has a term of ten (10) years commencing on April 20, 2023, the date of approval by the Company’s stockholders, unless otherwise earlier terminated.

There was no stock purchased under the 2023 ESPP during Fiscal 2023.

Employment Agreements with Executive Officers

On February 12, 2021, we entered into an Amended and Restated Employment Agreement with the Company’s president and chief executive officer, Ronald F. Dutt (the “Dutt Employment Agreement”), which amends and restates the Employment Agreement effective December 11, 2012, as amended (the “Prior Agreement”). In addition to the inclusion of terms relating to change in control, termination, severance, benefits and the acceleration of vesting of options and restricted stock units upon certain events, the Dutt Employment Agreement memorialized Mr. Dutt’s continued services as the president and chief executive officer of the Company and its wholly-owned subsidiary, Flux Power, Inc. (“Flux Power”), and the terms pursuant to which he would provide such services. Pursuant to the terms of the Dutt Employment Agreement, Mr. Dutt’s current annual base salary is $300,000.

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

On October 29, 2021, the Compensation Committee approved target cash bonuses under the Annual Cash Bonus Plan for Fiscal 2022 to the following executive officers, which target bonus was calculated based on percentage of the executive’s current base salary:

Name	Position	Current Base Salary	Percentage of Salary	Target Cash Bonus (“TCB”)	Maximum Payout(1)
Ronald F. Dutt	Chief Executive Officer	$275,000	50%	$137,500	$165,000
Charles Scheiwe	Chief Financial Officer	$205,200	35%	$71,820	$86,184
Jeffery C. Mason	Vice President of Operations	$200,000	25%	$50,000	$60,000

(1)	There are no bonus caps for achieving above set revenue target and gross margin target. If actual results exceed 100% of revenue target and/or gross margin target, every 1% of revenue target and/or gross margin target would result in an increase in bonus equal to 0.2% of the TCB for such executive officers.

On October 31, 2022, the Compensation Committee and the Board approved the following cash bonuses to the following executive officers, whereby the final cash bonus payout was determined based on a payout percentage of the executive’s previous target cash bonus for fiscal year 2022:

Name	Position	Target Cash Bonus	Payout Percentage	Cash Bonus Payout
Ronald F. Dutt	Chief Executive Officer	$137,500	40%	$55,055.00
Charles Scheiwe	Chief Financial Officer	$71,820	40%	$28,756.73
Jeffery C. Mason	Vice President of Operations	$50,000	40%	$20,020

Fiscal 2023

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

The Compensation Committee approved the target cash bonuses under the 2023 Bonus based on the base salary for fiscal year 2023 for the following executive officers:

Name	Position	Base Salary		Bonus Percentage of Base Salary	Total Target Payout	Maximum Payout(1)
Ronald F. Dutt	Chief Executive Officer	$300,000	(2)	75%	$225,000	$270,000
Charles Scheiwe	Chief Financial Officer	$205,200		35%	$71,820	$86,184
Jeffery C. Mason	Vice President of Operations	206,000		30%	61,800	74,160

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

Restricted Stock Unit Grants

Fiscal 2023 Grants

We did not grant any Restricted Stock Units (“RSUs”) to any of our executive officers in Fiscal 2023.

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

Time Based Awards:

Name	Position	No. of RSUs	Vesting Schedule
Ronald F. Dutt	Chief Executive Officer	12,061	Vest annually over 3 years with the first vest date on October 27, 2022
Charles Scheiwe	Chief Financial Officer	6,300	Vest annually over 3 years with the first vest date on October 27, 2022
Jeffrey C. Mason	Vice President of Operations	3,840	Vest annually over 3 years with the first vest date on October 27, 2022

Performance Based Awards:

Name	Position	No. of RSUs Maximum Grant	Vesting Schedule
Ronald F. Dutt	Chief Executive Officer	18,092	Three years from grant upon meeting performance target*
Charles Scheiwe	Chief Financial Officer	9,450	Three years from grant upon meeting performance target *
Jeffrey C. Mason	Vice President of Operations	5,760	Three years from grant upon meeting performance target *

* The performance target for the RSU to be based on EBITDAS (earnings before interest expense (excluding interest income), taxes, depreciation, amortization and stock compensation expense in accordance with U.S. GAAP) for the second half of the Company’s fiscal year ending June 30, 2022.

Stock Option Grants

Fiscal 2023 Grants

On October 31, 2022 (the Grant Date”), the Compensation Committee approved the grant of incentive stock options (the “Options”) under the Company’s 2014 Equity Incentive Plan (the “2014 Plan”) and the Company’s 2021 Equity Incentive Plan (the “2021 Plan”) to certain employees of the Company or its subsidiary, Flux Power, Inc. The Options are subject to the terms and conditions provided in the form of Incentive Stock Option Agreement under the 2014 Plan (the “2014 Option Agreement”) or the form of Incentive Stock Option Agreement under the 2021 Plan (the “2021 Option Agreement”). The following named executive officers of the Company were granted Stock Options under the 2021 Plan in such number and vesting schedule set forth as follows:

Name	Position	Options*	Vesting Schedule
Ronald F. Dutt	Chief Executive Officer	80,175	Four (4) equal annual installments commencing one year after the Grant Date
Charles Scheiwe	Chief Financial Officer	41,878	Four (4) equal annual installments commencing one year after the Grant Date
Jeffrey C. Mason	Vice President of Operations	34,986	Four (4) equal annual installments commencing one year after the Grant Date

* Subject to $100,000 ISO limitation under the 2021 Plan.

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

There was no change to the cash compensation package for non-executive director of the Company during Fiscal 2023.

On March 8, 2023, pursuant to the recommendation and advice of the Compensation Committee of the Board of the Company, the Board approved the following annual compensation package for non-executive directors of the Company for fiscal year ending June 30, 2024, as follows:

Name	Independent Non-Executive Director	Position	Base Retainer (cash)	Chair Fee (cash)	Committee Member Fee(1) (cash)	Lead Independent Director (cash)

Lisa Walters-Hoffert	X	Audit Chair	$50,000	$7,500	$5,000	$-
Dale Robinette	X	Compensation Chair	$50,000	$5,000	$6,250	$20,000
Cheemin Bo-Linn (2)	X	Board Member	$50,000	$5,000	$6,250	$-
Michael Johnson		Board Member	$50,000	$-	$-	$-

(1) Committee Member Fees: $3,750 for non-chair committee members of the Audit Committee, and $2,500 for non-chair committee members of the Compensation Committee and the Nominating and Governance Committee.

Equity Component of Non-Executive Director Compensation

In addition, our directors are eligible to receive an annual equity grant of RSUs. Pursuant to grants approved by our Board at the recommendation of the Compensation Committee in April 2022 and 2023, our non-executive directors were granted RSUs under the 2014 Plan. The number of RSUs granted to each non-executive director was equal to the amount of $50,000 divided by the fair market value of the RSUs, with all RSUs subject to vesting restrictions. The fair market value of the RSUs was determined by applying a 10-day volume weighted average stock price prior to the grant issuance date.

In April 2022, each of our non-executive directors were granted 17,793 RSUs which are subject to fully vest on April 28, 2023. In addition, in August 2022, as compensation for board services provided during the last quarter of Fiscal 2022, Ms. Bo-Linn was granted 5,034 RSUs, of which 1/3 vested immediately, each of the remaining 1/3 of the RSUs will vest on April 29, 2023, and April 29, 2024. Ms. Bo-Linn’s s grant was consistent with the standard equity component of Non-Executive Director Compensation Package as approved by the Board. In April 2023, each of our non-executive directors were granted 16,883 RSUs which are subject to fully vest on April 20, 2024.

Director Compensation Table

Below is summary of compensation accrued or paid to our non-executive directors during Fiscal 2023 and Fiscal 2022. Mr. Dutt, our chief executive officer and president, received no compensation for his service as a director and is not included in the table. The compensation Mr. Dutt receives as an employee of the Company is included in the section titled “Executive Compensation.”

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards(2) ($)	All Other Compensation ($)	Total ($)

Lisa Walters-Hoffert	2023	$57,500	50,000	-	$107,500
	2022	57,500	50,000	-	107,500

Dale Robinette	2023	$75,000	50,000	-	$125,000
	2022	65,000	50,000	-	115,000

John A. Cosentino Jr.(1)	2023	$-	-	-	$-
	2022	41,250	-	-	41,250

Michael Johnson	2023	$50,000	50,000	-	$100,000
	2022	50,000	50,000	-	100,000

Cheemin Bo-Linn (3)	2023	$55,000	50,000	-	$105,000
	2022	26,667	50,000		76,667

(1)	Mr. Cosentino resigned as our director on March 1, 2022.
(2)	Represent the fair value of the RSUs granted using the volume weighted average price of the ten days of trading prior to grant date.
(3)	Ms. Bo-Linn joined our board of directors on January 14, 2022.

The following table shows the aggregate number of vested stock options held by our non-employee directors as of June 30, 2023 and June 30, 2022:

Name	Year	Vested Stock Options

Lisa Walters-Hoffert	2023	3,948
	2022	3,948

Dale Robinette	2023	3,948
	2022	3,948

Cheemin Bo-Linn (1)	2023	-
	2022	-

Michael Johnson	2023	12,948
	2022	12,948

John A. Cosentino Jr. (2)	2023	-
	2022	-

(1)	Ms. Bo-Linn joined our board of director on January 14, 2022.
(2)	Mr. Cosentino resigned as our director on March 1, 2022.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

BENEFICIAL OWNERSHIP

Security Ownership of Principal Stockholders and Management

As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Exchange Act, as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose of or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, subject to community property laws where applicable. As of September 8, 2023, we had a total of 16,478,238 shares of common stock issued and outstanding.

The following table sets forth, as of September 8, 2023, information concerning the beneficial ownership of shares of our common stock held by our directors, our named executive officers, our directors and executive officers as a group, and each person known by us to be a beneficial owner of more than five percent (5%) of our outstanding common stock. Unless otherwise indicated, the business address of each of our directors, executive officers and beneficial owners of more than five percent (5%) of our outstanding common stock is c/o Flux Power Holdings, Inc., 2685 S. Melrose Drive, Vista, California 92081. Each person has sole voting and investment power with respect to the shares of our common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned		% of Ownership
Officers and Directors
Michael Johnson, Director	4,403,008	(2)	26.7%
Ronald Dutt, Chief Executive Officer, President, and Director	246,185	(3)	1.5%
Charles A Scheiwe, Chief Financial Officer and Secretary	45,733	(4)	*
Jeffrey C. Mason, Vice President of Operations	2,656	(5)	*
Cheemin Bo-Linn, Director	22,618	(6)	*
Lisa Walters-Hoffert, Director	25,793	(7)	*
Dale Robinette, Director	24,793	(8)	*
All Officers and Directors as a group (7 people)	4,770,786		28.5%

5% Stockholders
Esenjay Investments LLC	4,369,215	(2)	26.5%
Cleveland Capital Management L.L.C. 1250 Linda Street, Suite 304 Rocky River, OH 44116	945,214	(9)	5.7%
Formindable Asset Management, LLC 221 E Fourth Street, Suite 2700 Cincinnati OH 45202	1,598,228	(10)	9.7%

* Represents less than 1% of shares outstanding.

(1)	All addresses above are 2685 S. Melrose Drive, Vista, California 92081, unless otherwise stated.
(2)	Includes (i) 20,845 shares of common stock held by Mr. Johnson and 4,369,215 shares of common stock held by Esenjay Investments LLC, of which Mr. Johnson is the sole director and beneficial owner, and (ii) 12,948 shares of common stock issuable to Mr. Johnson upon exercise of stock options.
(3)	Includes 33,030 shares of common stock and 213,155 shares of common stock issuable upon exercise of stock options and settlement of vested RSUs.
(4)	Includes 10,118 shares of common stock and 35,615 shares of common stock issuable upon exercise of stock options and settlement of vested RSUs.
(5)	Includes 1,376 shares of common stock and 1,280 shares of common stock issuable upon settlement of vested RSUs.
(6)	Includes 22,618 shares of common stock.
(7)	Includes 21,845 shares of common stock and 3,948 shares of common stock issuable upon exercise of stock options.
(8)	Includes 20,845 shares of common stock and 3,948 shares of common stock issuable upon exercise of stock options.
(9)	Based on Amendment No. 5 to Schedule 13G filed jointly by Cleveland, Rocky River Specific Opportunities Fund LLC, Wade Massad and Cleveland Capital Management, L.L.C. with the SEC on February 13, 2023. Reflects 945,214 shares of common stock beneficially owned by certain private funds managed by Cleveland Capital Management, L.L.C., or by its principals.
(10)	Based on Amendment No. 1 to Schedule 13G filed by Formidable Asset Management, LLC with the SEC on May 4, 2023.

* Represents less than 1% of shares outstanding.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following includes a summary of certain relationships and transactions, including transactions since July 1, 2021 to September 8, 2023 and any currently proposed transactions, to which we were or are to be a participant, in which (1) the amount involved exceeded or will exceed the lesser of (i) $120,000 or (ii) one percent (1%) of the average of our total assets for the last two completed fiscal years, and (2) any of our directors, executive officers or holders of more than five percent (5%) of our capital stock, or any affiliate or member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest other than compensation and other arrangements that are described under the section titled “Executive Compensation.”

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

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditor

For the fiscal years ended June 30, 2023 and 2022, the Company’s independent public accounting firm was Baker Tilly US, LLP

Fees Paid to Principal Independent Registered Public Accounting Firm

The aggregate fees billed by our Independent Registered Public Accounting Firm, for the fiscal years ended June 30, 2023 and 2022 are as follows:

	2023	2022
Audit fees(1)	$140,000	$131,000
Audit related fees(2)	-	22,000
Tax fees(3)	-	-
All other fees(4)	-	-
Total	$140,000	$153,000

(1)	Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and the review of our quarterly financial statements and those services normally provided in connection with statutory or regulatory filings or engagements including comfort letters, consents and other services related to SEC matters. This information is presented as of the latest practicable date for this annual report.

(2)	Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees.”

(3)	Baker Tilly US, LLP did not provide us with tax compliance, tax advice or tax planning services.

(4)	All other fees include fees billed by our independent auditors for products or services other than as described in the immediately preceding three categories. No such fees were incurred during the fiscal years ended June 30, 2023 or 2022.

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

(3) Exhibits:

The exhibits required by Item 601 of Regulation S-K are listed in subparagraph (b) below.

(b) The following exhibits are filed as part of this Report

Exhibit No.	Description

2.1	Securities Exchange Agreement dated May 18, 2012. Incorporated by reference to Exhibit 2.1 on Form 8-K filed with the SEC on May 24, 2012.
2.2	Amendment No. 1 to the Securities Exchange Agreement dated June 13, 2012. Incorporated by reference to Exhibit 2.2 on Form 8-K filed with the SEC on June 18, 2012.
3.1	Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 on Form 8-K filed with the SEC on February 19, 2015.
3.2	Amended and Restated Bylaws of Flux Power Holdings, Inc. Incorporated by reference to Exhibit 3.1 on Form 8-K filed with the SEC on May 31, 2012.
3.3	Certificate of Amendment to Articles of Incorporation. Incorporated by reference to Exhibit 3.1 on Form 8-K filed with the SEC on August 18, 2017.
3.4	Certificate of Change. Incorporated by reference to Exhibit 3.1 on Form 8-K filed with the SEC on July 12, 2019.
4(vi)	Description of Securities. Incorporated by reference to Exhibit 4(vi) on Form 10-K filed with the SEC on September 28, 2020.
4.1	Form of Warrant. Incorporated by reference to Exhibit 4.1 on Form 8-K filed with the SEC on September 23, 2021.
4.2	Form of Warrant Certificate. Incorporated by reference to Exhibit 4.1 on Form 8-K filed with the SEC on May 13, 2022.
4.3	Warrant to Purchase Stock issued to Silicon Valley Bank, dated June 23, 2022. Incorporated by reference to Exhibit 4.1 on Form 8-K filed with the SEC on June 28, 2022.
10.1#	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on April 9, 2019.
10.2	Lease Agreement dated April 25, 2019. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on April 30, 2019.

10.3	First Amendment to Standard Industrial/Commercial Multi Tenant Lease with Accutek dated March 1, 2020. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on March 5, 2020.
10.4	Form of Representative Warrant. Incorporated by reference to Exhibit 10.1 on Form 10-Q filed with the SEC on November 12, 2020.
10.5#	Flux Power Holdings, Inc. 2010 Stock Plan: Form of Stock Option Agreement. Incorporated by reference to Exhibit 10.6 on Form 8-K filed with the SEC on June 18, 2012.
10.6#	2014 Equity Incentive Plan. Incorporated by reference to Exhibit 10.23 on Form 10-Q filed with the SEC on May 15, 2015.
10.7#	Amendment to the Flux Power Holdings Inc. 2014 Equity Incentive Plan. Incorporated by reference to Exhibit 10.20 on Form 10-K filed with the SEC on September 27, 2018.
10.8#	Amendment No. 2 to the Flux Power Holdings Inc. 2014 Equity Incentive Plan Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on November 9, 2020.
10.9#	Form of Restricted Stock Unit Award Agreement. Incorporated by reference to Exhibit 10.2 on Form 8-K filed with the SEC on November 9, 2020.
10.10#	Form of Performance Restricted Stock Unit Award Agreement. Incorporated by reference to Exhibit 10.3 on Form 8-K filed with the SEC on November 9, 2020.
10.11#	Annual Cash Bonus Plan. Incorporated by reference to Exhibit 10.4 on Form 8-K filed with the SEC on November 9, 2020.
10.12#	Amended and Restated Employment Agreement by and between Flux Power Holdings, Inc. and Ronald F. Dutt. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on February 17, 2021.
10.13#	Employment Agreement by and between Flux Power Holdings, Inc. and Charles A. Scheiwe. Incorporated by reference to Exhibit 10.2 on Form 8-K filed with the SEC on February 17, 2021.
10.14#	2021 Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on May 4, 2021.
10.15#	Form of Restricted Stock Unit Award Agreement – Non-Executive Director. Incorporated by reference to Exhibit 10.2 on Form 8-K filed with the SEC on May 4, 2021.
10.16	Form of Securities Purchase Agreement. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on September 23, 2021.
10.17#	Form of Performance Restricted Stock Unit Award. Incorporated by reference to Exhibit 10.3 on Form 8-K filed with the SEC on November 2, 2021
10.18	Credit Facility Agreement dated May 11, 2022. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on May 13, 2022.
10.19	Form of Subordinated Unsecured Promissory Note. Incorporated by reference to Exhibit 10.2 on Form 8-K filed with the SEC on May 13, 2022.
10.20#	Employee Separation and Release with Jonathan Berry dated August 24, 2022. Incorporated by reference to Exhibit 10.1 on Form 8-K/A filed with the SEC on August 26, 2022.
10.21	Flux Power Holdings, Inc. 2023 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on April 21, 2023
10.22	Loan and Security Agreement. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on August 3, 2023.
10.23	Intellectual Property Security Agreement. Incorporated by reference to Exhibit 10.2 on Form 8-K filed with the SEC on August 3, 2023.
10.24	Form of Revolving Note. Incorporated by reference to Exhibit 10.3 on Form 8-K filed with the SEC on August 3, 2023.
14.1	Code of Business Conduct and Ethics. Incorporated by reference to Exhibit 99.4 on Form 8-K filed with the SEC on July 2, 2019.
21.1	Subsidiaries. Incorporated by reference to Exhibit 21.1 on Form 8-K filed with the SEC on June 18, 2012
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.
31.2*	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.
32.1*	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.
32.2*	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.
101.INS*	Inline XBRL Instance Document*
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File, formatted in Inline XBRL (included as Exhibit 101)

*	Filed herewith.
#	Indicates management contract or compensatory plan or arrangement.

ITEM 16 – FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Flux Power Holdings, Inc.

Dated: September 21, 2023	By:	/s/ Ronald F. Dutt
Ronald F. Dutt
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Charles A. Scheiwe
Charles A. Scheiwe
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald F. Dutt	Director, Chief Executive Officer,	September 21, 2023
Ronald F. Dutt	President and Director (Principal Executive Officer)

/s/ Charles A. Scheiwe	Chief Financial Officer	September 21, 2023
Charles A. Scheiwe	(Principal Financial Officer)

/s/ Michael Johnson	Director	September 21, 2023
Michael Johnson

/s/ Cheemin Bo-Linn	Director	September 21, 2023
Cheemin Bo-Linn

/s/ Lisa Walters-Hoffert	Director	September 21, 2023
Lisa Walters-Hoffert

/s/ Dale Robinette	Director	September 21, 2023
Dale Robinette

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Flux Power Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Flux Power Holdings, Inc. (the “Company”) as of June 30, 2023 and 2022, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows, for each of the two years in the period ended June 30, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ BAKER TILLY US, LLP

We have served as the Company’s auditor since 2012.

San Diego, California

September 21, 2023

FLUX POWER HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2023	June 30, 2022

ASSETS

Current assets:
Cash	$2,379,000	$485,000
Accounts receivable	8,649,000	8,609,000
Inventories, net	18,996,000	16,262,000
Other current assets	918,000	1,261,000
Total current assets	30,942,000	26,617,000

Right of use asset	2,854,000	2,597,000
Property, plant and equipment, net	1,789,000	1,578,000
Other assets	120,000	89,000

Total assets	$35,705,000	$30,881,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$9,735,000	$6,645,000
Accrued expenses	3,181,000	2,209,000
Revolving line of credit	9,912,000	4,889,000
Deferred revenue	131,000	163,000
Customer deposits	82,000	175,000
Finance lease payable, current portion	143,000	-
Office lease payable, current portion	644,000	504,000
Accrued interest	2,000	1,000
Total current liabilities	23,830,000	14,586,000

Long term liabilities:
Finance lease payable, less current portion	273,000	-
Office lease payable, less current portion	2,055,000	2,361,000

Total liabilities	26,158,000	16,947,000

Stockholders’ equity:
Preferred stock, $0.001 par value; 500,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 30,000,000 shares authorized; 16,462,215 and 15,996,658 shares issued and outstanding at June 30, 2023 and June 30, 2022, respectively	16,000	16,000
Additional paid-in capital	98,086,000	95,732,000
Accumulated deficit	(88,555,000)	(81,814,000)
Total stockholders’ equity	9,547,000	13,934,000
Total liabilities and stockholders’ equity	$35,705,000	$30,881,000

The accompanying notes are an integral part of these consolidated financial statements.

FLUX POWER HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended June 30,
	2023	2022
Revenues	$66,337,000	$42,333,000
Cost of sales	49,237,000	35,034,000

Gross profit	17,100,000	7,299,000

Operating expenses:
Selling and administrative	17,620,000	15,515,000
Research and development	4,890,000	7,141,000
Total operating expenses	22,510,000	22,656,000

Operating loss	(5,410,000)	(15,357,000)

Other income (expense):
Other income	8,000	-
Interest expense	(1,339,000)	(252,000)

Net loss	$(6,741,000)	$(15,609,000)

Net loss per share - basic and diluted	$(0.42)	$(1.01)

Weighted average number of common shares outstanding - basic and diluted	16,055,256	15,439,530

The accompanying notes are an integral part of these consolidated financial statements.

FLUX POWER HOLDING, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional
	Shares	Capital Stock Amount	Paid-in Capital	Accumulated Deficit	Total
Balance at June 30, 2022	15,996,658	$16,000	$95,732,000	$(81,814,000)	$13,934,000

Issuance of common stock - public offering, net of costs	355,309	-	1,556,000	-	1,556,000
Issuance of common stock - exercised options and RSU settlement	110,248	-	-	-	-
Stock-based compensation	-	-	798,000	-	798,000
Net loss	-	-	-	(6,741,000)	(6,741,000)
Balance at June 30, 2023	16,462,215	$16,000	$98,086,000	$(88,555,000)	$9,547,000

	Common Stock		Additional
	Shares	Capital Stock Amount	Paid-in Capital	Accumulated Deficit	Total
Balance at June 30, 2021	13,652,164	$14,000	$79,197,000	$(66,205,000)	$13,006,000

Issuance of common stock and warrants - registered direct offering, net of costs	2,142,860	2,000	13,969,000	-	13,971,000
Issuance of common stock - public offering, net of costs	190,782	-	1,602,000	-	1,602,000
Issuance of common stock, exercised options and RSU settlement	10,852	-	-	-	-
Fair value of warrants issued	-	-	253,000	-	253,000
Stock-based compensation	-	-	711,000	-	711,000
Net loss	-	-	-	(15,609,000)	(15,609,000)
Balance at June 30, 2022	15,996,658	$16,000	$95,732,000	$(81,814,000)	$13,934,000

The accompanying notes are an integral part of these consolidated financial statements.

FLUX POWER HOLDING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(6,741,000)	$(15,609,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	899,000	575,000
Stock-based compensation	798,000	711,000
Fair value of warrants issued as debt discount cost	-	253,000
Amortization of debt issuance costs	482,000	-
Noncash lease expense	512,000	438,000
Allowance for inventory reserve	-	61,000
Changes in operating assets and liabilities:
Accounts receivable	(40,000)	(2,512,000)
Inventories	(2,734,000)	(5,810,000)
Other current assets	(170,000)	(802,000)
Accounts payable	3,090,000	(530,000)
Accrued expenses	972,000	(374,000)
Deferred revenue	(32,000)	139,000
Accrued interest	1,000	(1,000)
Office lease payable	(518,000)	(436,000)
Customer deposits	(93,000)	4,000
Net cash used in operating activities	(3,574,000)	(23,893,000)

Cash flows from investing activities
Purchases of equipment	(1,032,000)	(797,000)
Proceeds from sale of fixed assets	8,000	-
Net cash used in investing activities	(1,024,000)	(797,000)

Cash flows from financing activities:
Proceeds from the issuance of common stock in registered direct offering, net of offering costs	-	13,971,000
Proceeds from the issuance of common stock in public offering, net of offering costs	1,556,000	1,602,000
Proceeds from revolving line of credit	63,400,000	8,450,000
Payment of revolving line of credit	(58,377,000)	(3,561,000)
Payment of financed leases	(87,000)	-
Net cash provided by financing activities	6,492,000	20,462,000

Net change in cash	1,894,000	(4,228,000)
Cash, beginning of period	485,000	4,713,000

Cash, end of period	$2,379,000	$485,000

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

Initial right of use asset recognition	$855,000	$-
Common stock issued for vested RSUs	$417,000	$21,000
Supplemental cash flow information:
Interest paid	$1,127,000	$151,000

The accompanying notes are an integral part of these consolidated financial statements.

FLUX POWER HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 and JUNE 30, 2022

NOTE 1 - NATURE OF BUSINESS

Nature of Business

Flux Power Holdings, Inc. (“Flux”) was incorporated in 2008 in the State of Nevada, and Flux’s operations are conducted through its wholly owned subsidiary, Flux Power, Inc. (“Flux Power”), a California corporation (collectively, the “Company”).

The Company designs, develops, manufactures, and sells a portfolio of advanced lithium-ion energy storage solutions for electrification of a range of industrial commercial sectors which include material handling, airport ground support equipment (“GSE”), and stationary energy storage. The Company believes its mobile and stationary energy storage solutions provide customers with a reliable, high performing, cost effective, and more environmentally friendly alternative as compared to traditional lead acid and propane-based solutions. The Company’s modular and scalable design allows different configurations of lithium-ion battery packs to be paired with our proprietary wireless battery management system to provide the level of energy storage required and “state of the art” real time monitoring of pack performance. The Company believes that the increasing demand for lithium-ion battery packs and more environmentally friendly energy storage solutions in the material handling sector should continue to drive revenue growth.

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

Liquidity Considerations

The accompanying financial statements and notes have been prepared assuming the Company will continue as a going concern. For the year ended June 30, 2023, the Company generated negative cash flows from operations of $3.6 million and had an accumulated deficit of $88.6 million. Management has evaluated the Company’s expected cash requirements over the next twelve (12) months, including investments in additional sales and marketing and research and development, capital expenditures, and working capital requirements. Management believes the Company’s existing cash and funding available under the Gibraltar Business Capital Revolving Line of Credit and the Subordinated LOC, along with the forecasted gross margin will be sufficient to meet the Company’s anticipated capital resources to fund planned operations for the next twelve (12) months.

Historically the Company has not generated sufficient cash to fund its operations. Based on the Company’s existing backlog and customer orders, management anticipates increased revenues, together with the improvements in its gross margin will move it closer to profitability. The planned gross margin improvement tasks include, but is not limited to, a plan to drive bill of material costs down while increasing price of our products for new orders. The Company has received new orders in Fiscal 2023, of approximately $61 million and believes through conversations with its customers that its anticipation of continued increase of new orders is reasonable.

As of September 8, 2023, $4.0 million remained available under the GBC Credit Facility and $4.0 million was available for future draws under the Subordinated LOC. As of September 8, 2023, $4.1 million remained available under the Company’s ATM agreement that could be utilized if necessary. In addition, to support our operations and anticipated growth, we intend to explore additional sources of capital as needed. We also continue to execute our cost reduction, sourcing, and pricing recovery initiatives in efforts to increase our gross margins and improve cash flow from operations. Unforeseen factors in the general economy beyond management’s control could potentially have negative impact on the planned gross margin improvement plan.

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

Cash and Cash Equivalents

As of June 30, 2023 and June 30, 2022, cash was approximately $2.4 million and $485,000, respectively. Cash consisted of funds held in a non-interest-bearing bank deposit account. The Company considers all liquid short-term investments with maturities of less than three months when acquired to be cash equivalents. The Company had no cash equivalents at June 30, 2023 and 2022.

Fair Values of Financial Instruments

The carrying amount of our cash, accounts payable, accounts receivable, and accrued liabilities approximate their estimated fair values due to the short-term maturities of those financial instruments. The carrying amount of the line of credit agreement approximates its fair values as interest approximates current market interest rates for similar instruments. Management has concluded that it is not practical to determine the estimated fair value of amounts due to related parties because the transactions cannot be assumed to have been consummated at arm’s length, the terms are not deemed to be market terms, there are no quoted values available for these instruments, and an independent valuation would not be practical due to the lack of data regarding similar instruments, if any, and the associated potential costs.

The Company does not have any other assets or liabilities that are measured at fair value on a recurring or non-recurring basis.

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. The Company has not experienced collection issues related to its accounts receivable and has not recorded an allowance for doubtful accounts during the fiscal years ended June 30, 2023 and 2022.

Inventories

Inventories consist primarily of battery management systems and the related subcomponents and are stated at the lower of cost or net realizable value. The Company evaluates inventories to determine if write-downs are necessary due to obsolescence or if the inventory levels are in excess of anticipated demand at market value based on consideration of historical sales and product development plans. The Company recorded adjustments related to obsolete inventory in the amount of approximately $354,000 and $111,000 during the fiscal years ended June 30, 2023 and 2022, respectively.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation and amortization are provided using the straight-line method over the estimated useful lives, of the related assets ranging from three to five years, or, in the case of leasehold improvements, over the lesser of the useful life of the related asset or the lease term.

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

Product Warranties

The Company evaluates its exposure to product warranty obligations based on historical experience. Our products, primarily lift equipment packs, are warrantied for five years unless modified by a separate agreement. As of June 30, 2023 and 2022, the Company carried warranty liability of approximately $1,600,000 and $1,012,000, respectively, which is included in accrued expenses on the Company’s consolidated balance sheets.

Impairment of Long-lived Assets

In accordance with authoritative guidance for the impairment or disposal of long-lived assets, if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through the undiscounted future operating cash flows.

If impairment is indicated, the Company measures the amount of such impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset. The Company believes that no impairment indicators were present, and accordingly no impairment losses were recognized during the fiscal years ended June 30, 2023 and 2022.

Research and Development

The Company is actively engaged in new product development efforts. Research and development cost relating to possible future products are expensed as incurred.

Income Taxes

Pursuant to FASB ASC Topic No. 740, Income Taxes, deferred tax assets or liabilities are recorded to reflect the future tax consequences of temporary differences between the financial reporting basis of assets and liabilities and their tax basis at each year-end. These amounts are adjusted, as appropriate, to reflect enacted changes in tax rates expected to be in effect when the temporary differences reverse. The Company has analyzed filing positions in all of the federal and state jurisdictions where the Company is required to file income tax returns, as well as all open tax years in these jurisdictions. As a result, no unrecognized tax benefits have been identified as of June 30, 2023 or June 30, 2022, and accordingly, no additional tax liabilities have been recorded.

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

For the fiscal years ended June 30, 2023 and 2022, basic and diluted weighted-average common shares outstanding were 16,055,256 and 15,439,530, respectively. The Company incurred a net loss for the fiscal years ended June 30, 2023 and 2022, and therefore, basic and diluted loss per share for each fiscal year were the same because potential common share equivalents would have been anti-dilutive. The total potentially dilutive common shares outstanding at June 30, 2023 and 2022 that were excluded from diluted weighted-average common shares outstanding represent shares underlying outstanding stock options, RSUs, and warrants, and totaled 2,622,268 and 2,262,773, respectively.

At June 30, 2023 and 2022 potentially dilutive common shares outstanding that were excluded from diluted weighted-average common shares outstanding were as follows:

	June 30, 2023	June 30, 2022
Stock options	973,400	503,433
RSUs	193,749	304,221
Warrants	1,455,119	1,455,119

Total	2,622,268	2,262,773

New Accounting Standards

Recently Adopted Accounting Pronouncements

The Company did not adopt any new accounting pronouncements for the year ended June 30, 2023 and 2022.

Management has considered all recent accounting pronouncements issued since the last audit of the Company’s consolidated financial statements.

NOTE 3 - INVENTORIES

Inventories consist of the following:

	June 30, 2023	June 30, 2022
Raw materials	$13,047,000	$12,989,000
Work in process	1,277,000	927,000
Finished goods	4,672,000	2,346,000
Total Inventories	$18,996,000	$16,262,000

Inventories consist primarily of our energy storage systems and the related subcomponents, and are stated at the lower of cost or net realizable value.

NOTE 4 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	June 30, 2023	June 30, 2022
Prepaid insurance	$573,000	$478,000
Prepaid expenses	202,000	343,000
Other	143,000	440,000
Total other current assets	$918,000	$1,261,000

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30, 2023	June 30, 2022
Payroll and bonus accrual	$1,157,000	$767,000
PTO accrual	412,000	430,000
Warranty liability	1,600,000	1,012,000
Other	12,000	-
Total accrued expenses	$3,181,000	$2,209,000

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	June 30, 2023	June 30, 2022
Vehicles	$-	$20,000
Machinery and equipment	1,169,000	808,000
Office equipment	2,153,000	1,574,000
Furniture and Equipment	273,000	256,000
Leasehold improvements	81,000	56,000
CIP	43,000	-
	3,719,000	2,714,000
Less: Accumulated depreciation	(1,930,000)	(1,136,000)
Total property, plant and equipment, net	$1,789,000	$1,578,000

Depreciation expense was approximately $899,000 and $575,000, for the fiscal years ended June 30, 2023 and 2022, respectively, and is included in selling and administrative expenses in the accompanying consolidated statements of operations.

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

On June 23, 2022, the Company entered into a Second Amendment to Loan and Security Agreement (“Second Amendment” and together with the Loan Agreement, the “Second Amended Loan Agreement”) with SVB, which amended certain terms of the Loan Agreement, including but not limited to, (i) increasing the amount of the revolving line of credit to $8.0 million, (ii) changing the financial covenants of the Company from one based on tangible net worth to another based on adjusted EBITDA (as defined in the Second Amendment) on a trailing six (6) month basis and liquidity ratio certified as of the end of each month pursuant to the calculations set forth therein, and (iii) allowing for the assignment and transfer by SVB of all of its obligations, rights and benefits under the Agreement and Loan Documents (as defined in the Agreement and except for the Warrants).

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

On November 7, 2022, we entered into a Third Amendment to Loan and Security Agreement (“Third Amendment”) with SVB, which amended certain terms of the Second Amended Loan Agreement (together with the Second Amended Loan Agreement, the “Third Amended Loan Agreement”), including but not limited to, (i) extending the maturity date from November 7, 2022 to May 7, 2023 (the “Extension Period”), (ii) amending the financial covenants of the Company to cover the Extension Period and to include a liquidity ratio financial covenant, and (iii) amending the definition of Permitted Liens (as defined in the Third Amendment). Pursuant to the Third Amendment, the Company paid SVB a non-refundable amendment fee of $12,500 and SVB’s legal fees and expenses incurred in connection with the Third Amendment.

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

On April 27, 2023, the Company entered into a Fifth Amendment to Loan and Security Agreement (the “Fifth Amendment”) with SVB which further amended certain terms of the credit facility (together with the Fourth Amended Loan Agreement, the “Fifth Amended Loan Agreement Agreement”), including but not limited to, (i) extending the maturity date from May 7, 2023 to December 31, 2023 (the “2023 Extension Period”), (ii) amending the EBITDA financial covenant of the Company to cover the 2023 Extension Period, and (iii) amending the definition of EBITDA (as defined in the Fifth Amendment). Pursuant to the Fifth Amendment, the Company agreed to pay SVB a non-refundable amendment fee of $30,000 and SVB’s legal fees and expenses incurred in connection with the Fifth Amendment. In addition, SVB also agreed to waive compliance by the Company of the former EBIDTA financial covenant as of the month ended March 31, 2023.

The Company has used the SVB Credit Facility to fund its operations and working capital requirements. Amounts outstanding under the Revolving LOC are secured by substantially all tangible and intangible assets of the Company (including, without limitation, intellectual property) pursuant to the terms of the Fifth Amended Loan Agreement, and the Intellectual Property Security Agreement dated as of October 29, 2021. During the year ended June 30, 2023, the Company had multiple Revolving LOC drawdowns totaling $63.4 million and multiple Revolving LOC payments totaling $58.4 million. As of June 30, 2023, the outstanding balance under the Revolving LOC was approximately $9.9 million.

On July 28, 2023, the Company terminated the Loan and Security Agreement, dated as of November 9, 2020, as amended, by and among SVB and the Company, and concurrent with the entry into the Loan and Security Agreement, by and among Gibraltar Business Capital and the Company. The Company repaid the entire outstanding principal balance of the SVB Credit Facility plus all accrued and unpaid interest and related fees through the date of termination with a portion of the funds from the GBC Credit Facility on July 28, 2023. (See Note 13 – Subsequent Events)

NOTE 8 - RELATED PARTY DEBT AGREEMENTS

As of June 30, 2023 and June 30, 2022, the Company had no related party debt balance outstanding. Below are the activities for the Company’s related party debt agreements that existed during the periods ended June 30, 2023 and 2022.

Subordinated Line of Credit Facility

On May 11, 2022, the Company entered into a Credit Facility Agreement (the “Subordinated LOC”) with Cleveland Capital, L.P., a Delaware limited partnership (“Cleveland”), Herndon Plant Oakley, Ltd., (“HPO”), and other lenders (together with Cleveland and HPO, the “Lenders”). The Subordinated LOC provides the Company with a short-term line of credit not less than $3,000,000 and not more than $5,000,000, the proceeds of which shall be used by the Company for working capital purposes. In connection with the Subordinated LOC, the Company issued a separate subordinated unsecured promissory note in favor of each respective Lender (each promissory note, a “Note”) for each Lender’s commitment amount (each such commitment amount, a “Commitment Amount”). As of June 30, 2023, the Lenders committed to an aggregate commitment of $4,000,000.

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

Each Note bears an interest rate of 15.0% per annum on each Advance from and after the date of disbursement of such Advance and is payable on (i) the Due Date in cash or shares of common stock of the Company (the “Common Stock”) at the sole election of the Company, unless such Due Date is extended pursuant to the Note, or (ii) on occurrence of an event of Default (as defined in the Note). The Due Date may be extended (i) at the sole election of the Company for one (1) additional year period from the Due Date upon the payment of a commitment fee equal to two percent (2%) of the Commitment Amount to the Lender within thirty (30) days prior to the original Due Date, or (ii) by the Lender in writing. In addition, each Lender signed a Subordination Agreement by and between the Lenders and SVB dated as of May 11, 2022 (the “Subordination Agreement”) for the purposes of subordinating the right to payment under the Note to SVB’s indebtedness by the Company now outstanding or hereinafter incurred. On December 15, 2022, the Board of Directors of the Company elected to extend the Due Date to December 31, 2023 and the Company paid the Lenders an extension fee in the aggregate amount of $80,000. On July 28, 2023, in conjunction with the concurrent termination of the SVB Revolving LOC and the entry into a new credit facility with Gibraltar Business Capital (“GBC”), each Lender signed a Subordination Agreement by and between the Lenders and GBC dated as of July 28, 2023 (the “GBC Subordination Agreement”) for the purposes of subordinating the right to payment under the Note to GBC’s indebtedness by the Company then incurred and outstanding or thereinafter incurred. (See Note 13 – Subsequent Events)

The Subordinated LOC includes customary representations, warranties and covenants by the Company and the Lenders. The Company has also agreed to pay the legal fees of Cleveland’s counsel in an amount up to $10,000. In addition, each Note also provides that, upon the occurrence of a Default, at the option of the Lender, the entire outstanding principal balance, all accrued but unpaid interest and/or Late Charges (as defined in the Note) at once will become due and payable upon written notice to the Company by the Lender.

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

From December 21, 2020 through June 30, 2023, the Company sold an aggregate of 1,524,873 shares of common stock at an average price of $10.45 per share for gross proceeds of approximately $15.9 million under the ATM Offering. The Company received net proceeds of approximately $15.3 million, net of commissions and other offering related expenses.

The Shares were registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-249521), declared effective by the Securities and Exchange Commission (the “Commission”) on October 26, 2020, and the Prospectus. Sales of the Shares, if any, may be made by any method permitted by law deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) of the Securities Act. The Company or HCW may, upon written notice to the other party in accordance with the terms of the Sales Agreement, suspend offers and sales of the Shares. The Company and HCW each have the right, in its sole discretion, to terminate the Sales Agreement at any time upon prior written notice pursuant to the terms and subject to the conditions set forth in the Sales Agreement.

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

The securities sold in the RDO were sold pursuant to a “shelf” registration statement on Form S-3 (File No. 333-249521), including a base prospectus, previously filed with the Securities and Exchange Commission (the “SEC”) on October 16, 2020 and declared effective by the SEC on October 26, 2020. The registered direct offering of the securities was made by means of a prospectus supplement dated September 22, 2021 and filed with the SEC, that forms a part of the effective registration statement. The “shelf” registration statement will expire on October 26, 2023.

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

Warrant detail for the year ended June 30, 2023 is reflected below:

	Number of Warrants	Weighted Average Exercise Price Per Warrant	Remaining Contract Term (# years)
Warrants outstanding and exercisable at June 30, 2022	1,455,119	$6.10
Warrants issued	-	$-
Warrants outstanding and exercisable at June 30, 2023	1,455,119	$6.10	3.17

Warrant detail for the year ended June 30, 2022 is reflected below:

	Number of Warrants	Weighted Average Exercise Price Per Warrant	Remaining Contract Term (# years)
Warrants outstanding and exercisable at June 30, 2021	214,883	$4.49
Warrants issued	1,240,236	$6.38
Warrants outstanding and exercisable at June 30, 2022	1,455,119	$6.10	4.17

Stock Options

In connection with the reverse acquisition of Flux Power, Inc. in 2012, the Company assumed the 2010 Plan. As of June 30, 2023, there were 21,944 options to purchase common stock outstanding under the 2010 Plan. No additional options may be granted under the 2010 Plan.

On February 17, 2015, the Company’s stockholders approved the 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan offers certain employees, directors, and consultants the opportunity to acquire the Company’s common stock subject to vesting requirements and serves to encourage such persons to remain employed by the Company and to attract new employees. The 2014 Plan allows for the award of the Company’s common stock and stock options, up to 1,000,000 shares of the Company’s common stock. As of June 30, 2023, 91,907 shares of the Company’s common stock were available for future grants under the 2014 Plan.

On April 29, 2021, the Company’s stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan authorizes the issuance of awards for up to 2,000,000 shares of common stock in the form of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock units, restricted stock awards and unrestricted stock awards to officers, directors and employees of, and consultants and advisors to, the Company or its affiliates. As of June 30, 2023, 1,587,147 shares of the Company’s common stock were available for future grants under the 2021 Plan.

On October 31, 2022, the Board of Directors authorized a total of 624,441 stock options to be granted under the Company’s 2014 Plan and 2021 Plan.

Activity in stock options during the year ended June 30, 2023 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2022	503,433	$11.03
Granted	624,441	$3.43
Exercised	(22,500)	$4.60
Forfeited and cancelled	(131,974)	$10.03
Outstanding at June 30, 2023	973,400	$6.44	7.40
Exercisable at June 30, 2023	398,922	$10.77	4.61

Activity in stock options during the year ended June 30, 2022 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2021	531,205	$11.02
Exercised	(3,400)	$4.65
Forfeited and cancelled	(24,372)	$11.65
Outstanding and exercisable at June 30, 2022	503,433	$11.03	5.66

Restricted Stock Units

On November 5, 2020, the Company’s Board of Directors approved an amendment to the 2014 Plan, to allow for grants of Restricted Stock Units (“RSUs”). Subject to vesting requirements set forth in the RSU Award Agreement, one share of common stock is issuable for one vested RSU. On April 29, 2021, a total of 18,312 time-based RSUs were authorized by the Company’s Board of Directors to be granted under the amended 2014 Option Plan. On October 29, 2021, the Board of Directors authorized the following RSUs to be granted under the amended 2014 Option Plan: (i) a total of 97,828 RSUs to certain executive officers of which 48,914 were performance-based RSUs and 48,914 were time-based RSUs, and (ii) a total of 81,786 time-based RSUs to certain other key employees. The RSUs are subject to the terms and conditions provided in (i) the Restricted Stock Unit Award Agreement for time-based awards (“Time-based Award Agreement”), and (ii) the Performance Restricted Stock Unit Award Agreement for performance-based awards (“Performance-based Award Agreement”). On April 20, 2023, a total of 67,532 time-based RSUs were authorized by the Company’s Board of Directors to be granted to the Company’s four non-executive directors under the amended 2014 Option Plan.

Activity in RSUs during the year ended June 30, 2023 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Grant date Fair Value	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2022	304,221	$6.06
Granted	72,566	$3.44
Vested and settled	(109,676)	$3.77
Forfeited and cancelled	(73,362)	$6.80
Outstanding at June 30, 2023	193,749	$6.09	0.98

Activity in RSUs during the year ended June 30, 2022 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Grant date Fair Value	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2021	131,652	$9.25
Granted	250,786	$4.82
Vested/Settled	(9,156)	$11.56
Forfeited and cancelled	(69,061)	$6.93
Outstanding at June 30, 2022	304,221	$6.06	1.82

Employee Stock Purchase Plan

On March 6, 2023, the Company’s Board of Directors approved the 2023 Employee Stock Purchase Plan (the “2023 ESPP”).which subsequently was approved by the Company’s stockholders on April 20, 2023. The 2023 ESPP enables eligible employees of the Company and certain of its subsidiaries (a “Participating Subsidiary”) to use payroll deductions to purchase shares of the Company’s Common Stock and acquire an ownership interest in the Company. The maximum aggregate number of shares of the Company’s Common Stock that have been reserved as authorized for the grant of options under the 2023 ESPP is 350,000 shares, subject to adjustment as provided for in the 2023 ESPP. Participation in the 2023 ESPP is voluntary and is limited to eligible employees (as such term is defined in the 2023 ESPP) of the Company or a Participating Subsidiary who (i) has been employed by the Company or a Participating Subsidiary for at least 90 days and (ii) is customarily employed for at least twenty (20) hours per week and more than five (5) months in any calendar year. Each eligible employee may authorize payroll deductions of 1-15% of the eligible employee’s compensation on each pay day to be used to purchase up to 1,500 shares of Common Stock for the employee’s account occurring during an offering period. The 2023 ESPP has a term of ten (10) years commencing on April 20, 2023, the date of approval by the Company’s stockholders, unless otherwise earlier terminated.

There was no stock purchased under the 2023 ESPP during Fiscal 2023.

Stock-based Compensation

Stock-based compensation expense for the fiscal years ended June 30, 2023 and 2022 represents the estimated fair value of stock options and RSUs at the time of grant amortized under the straight-line method over the expected vesting period and reduced for estimated forfeitures of options and RSUs. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from original estimates. At June 30, 2023, the aggregate intrinsic value of the outstanding options and the exercisable options were approximately $506,000 and $0, respectively.

The following table summarizes stock-based compensation expense for employee and non-employee option and RSU grants:

	Year Ended June 30,
	2023	2022
Research and development	$173,000	$144,000
Selling and administrative	625,000	567,000
Total stock-based compensation expense	$798,000	$711,000

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. The fair value of stock options was measured at the grant date using the assumptions (annualized percentages) in the table below:

	Year Ended June 30,
	2023	2022(1)
Expected volatility	90.12%	-
Risk free interest rate	4.21%	-
Forfeiture rate	20%	-
Dividend yield	0%	-
Expected term (years)	6.25	-

(1)	No stock options were granted during the year ended June 30, 2022.

At June 30, 2023, the unamortized stock-based compensation expense relating to outstanding stock options and RSUs was approximately $876,000 and $474,000, respectively, and these amounts are expected to be expensed over the weighted-average remaining recognition period of 3.34 years and 0.98 years, respectively.

NOTE 10 - INCOME TAXES

Pursuant to the provisions of FASB ASC Topic No. 740 Income Taxes (“ASC 740”), deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss and tax credit carryforwards. A valuation allowance of approximately $23,923,000 and $22,951,000 has been established to offset the net deferred tax assets as of June 30, 2023 and 2022, respectively, due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets.

The Company is subject to taxation in the United States, California and Georgia. The Company’s tax years for 2010 and forward are subject to examination by the United States and state taxing authorities due to the carry forward of unutilized net operating losses and research and development credits (if any).

The Company has incurred losses since inception. A current state income tax provision of $2,000 has been recorded for state minimum and net worth taxes. Significant components of the Company’s net deferred tax assets are shown in the table below.

	Year Ended June 30,
	2023	2022
Deferred Tax Assets:
Net operating loss carryforwards	$20,673,000	$20,654,000
Research & development credit carryforward	27,000	27,000
Capitalized research and development expenses	1,405,000	-
Stock compensation	971,000	1,636,000
Lease liability	736,000	802,000
Other, net	776,000	559,000
Gross deferred tax assets	24,588,000	23,678,000
Less Valuation allowance	(23,923,000)	(22,951,000)
Total deferred tax assets	665,000	727,000

Deferred Tax Liabilities:
Right of use asset	(665,000)	(727,000)
Total deferred tax liabilities	(665,000)	(727,000)
Net deferred tax liabilities	$-	$-

At June 30, 2023, the Company had unused net operating loss (“NOL”) carryovers of approximately $72,677,000 and $77,993,000 that are available to offset future federal and state taxable income, respectively. Federal NOL carryforwards arising after 2017 of approximately $50,269,000 do not expire. Federal NOL carryforwards arising before 2018 of approximately $22,408,000 and all of the state NOL carryforward begin to expire in 2030.

The provision for income taxes on earnings subject to income taxes differs from the statutory federal rate at June 30, 2023 and 2022, due to the following:

	Year Ended June 30,
	2023	2022
Federal income taxes at 21%	$(1,415,000)	$(3,278,000)
State income taxes, net	(422,000)	(1,090,000)
Permanent differences and other	152,000	102,000
Other true ups, if any	715,000	154,000
Change in valuation allowance	972,000	4,112,000
Provision for income taxes	$2,000	$-

Internal Revenue Code Sections 382 limits the use of our net operating loss carryforwards if there has been a cumulative change in ownership of more than 50% within a three-year period. The Company has not yet completed a Section 382 net operating loss analysis. If such analysis determines there is a limitation on the use on net operating loss carryforwards to offset future taxable income, the recorded deferred tax asset relating to such net operating loss carryforwards will be reduced. However, as the Company has recorded a full valuation allowance against its net deferred tax assets, there is no impact on the Company’s consolidated financial statements as of June 30, 2023 and 2022.

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

In accordance with ASC 740, there are no unrecognized tax benefits as of June 30, 2023 or June 30, 2022.

The Tax Cuts and Jobs Act resulted in significant changes to the treatment of research or experimental (“R&E”) expenditures under Section 174. For tax years beginning after December 31, 2021, taxpayers are required to capitalize and amortize all R&E expenditures that are paid or incurred in connection with their trade or business which represent costs in the experimental or laboratory sense. Specifically, costs for U.S. based R&E activities must be amortized over five years and costs for foreign R&E activities must be amortized over 15 years; both using a half year convention. The Company has incorporated the impact of this new tax legislation into its financial statements as of June 30, 2023 and established a $1.4 million deferred tax asset for the remaining amortizable tax basis in its R&E costs in the table of net deferred tax assets above. The impact on the Company’s financial statements was immaterial given the full valuation allowance against the Company’s U.S. net deferred tax assets.

NOTE 11 - CONCENTRATIONS

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and unsecured trade accounts receivable. The Company maintains cash balances in non-interest-bearing bank deposit accounts at a California commercial bank. The Company’s cash balance at this institution is secured by the Federal Deposit Insurance Corporation up to $250,000. As of June 30, 2023 and 2022, cash was approximately $2.4 million and $485,000, respectively.

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

Customer Concentrations

During the year ended June 30, 2023, the Company had two (2) major customers that each represented more than 10% of its revenues, on an individual basis, and together represented approximately $38,035,000 or 57% of its total revenues.

During the year ended June 30, 2022, the Company had four (4) major customers that each represented more than 10% of its revenues, on an individual basis, and together represented approximately $29,254,000 or 69% of its total revenues.

Suppliers/Vendor Concentrations

The Company obtains a limited number of components and supplies included in its products from a small group of suppliers. During the year ended June 30, 2023 the Company had one (1) supplier who accounted for more than 10% of its total purchases which represented approximately $17,022,000 or 31% of its total purchases.

During the year ended June 30, 2022 the Company had one (1) supplier who accounted for more than 10% of its total purchases which represented approximately $13,884,000 or 28% of its total purchases.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in any legal proceedings that may arise from time to time may harm the Company’s business. The Company is not aware of any material legal proceedings currently pending or expected against the Company.

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

Total rent expense was approximately $899,000 and $867,000 for the fiscal years ended June 30, 2023 and 2022, respectively.

Financed Leases

The Company leased entered several financed leases during the year ended June 30, 2023 as follows:

Lease Date	Property Leased	Lease Term (months)	Commencement Date	Monthly Lease Payment(1)

9/2/2022	Vehicle	60	9/10/2022	$1,100
10/17/2022	Manufacturing equipment	36	10/17/2022	$5,500
1/24/2023	Manufacturing equipment	36	1/24/2023	$6,700
3/2/2023	Manufacturing equipment	36	3/2/2023	$1,000

(1)	Excludes sales tax and other fees.

Lease costs are amortized on a straight-line basis over their respective lease terms. Depreciation expense related to leased assets was approximately $86,000 for the year ended June 30, 2023. Interest expense on leased liabilities was approximately $23,000 for the year ended June 30, 2023. The Company had no financed leases during the year ended June 30, 2022.

The Future Minimum Lease Payments as of June 30, 2023 are as follows:

	Operating Leases	Finance Leases
Year Ending June 30,
2024	$854,000	$173,000
2025	883,000	173,000
2026	910,000	85,000
2027	433,000	15,000
2028	64,000	21,000
Total Future Minimum Lease Payments	3,144,000	467,000

Less: discount	(445,000)	(51,000)
Total lease liability	$2,699,000	$416,000

NOTE 13 - SUBSEQUENT EVENTS

Gibraltar Credit Facility

On July 28, 2023, we entered into a certain Loan and Security Agreement (the “Agreement”) with Gibraltar Business Capital, LLC, a Delaware limited liability company (“GBC”). The Agreement provides us with a senior secured revolving loan facility (the “GBC Credit Facility”) for up to $15 million (the “Revolving Loan Commitment”). The revolving amount available under the GBC Credit Facility is equal to the lesser of the Revolving Loan Commitment and the borrowing base amount (as defined in the Agreement). The GBC Credit Facility is evidenced by a revolving note, which matures on July 28, 2025 (the “Maturity Date”), unless extended, modified or renewed (the “Revolving Note”). Provided that there is no event of default, the Maturity Date can automatically be extended for one (1) year period upon payment of a renewal fee for each such extension in the amount of three-quarters of one percent (0.75%) of the Revolving Loan Commitment, which fee will be due and payable on or before the applicable Maturity Date. In addition, subject to conditions and terms set forth in the Agreement, the we may request an increase in the Revolving Loan Commitment from time to time upon not less than 30 days’ notice to GBC which increase may be made at the sole discretion of GBC, as long as: (a) the requested increase is in a minimum amount of $1.0 million, and (b) the total increases do not exceed $5.0 million and no more than five (5) increases are made. Outstanding principal under the GBC Credit Facility accrues interest at Secured Overnight Financing Rate (“SOFR”, as defined in the Agreement) plus five and one half of one percent (5.50%) per annum with such interest payment is due monthly on the last day of the month. In the event of default, the amounts due under the Agreement bears interest at a rate per annum equal to three percent (3.0%) above the rate that is otherwise applicable to such amounts. We paid GBC a non-refundable closing fee for the GBC Credit Facility of $112,500 upon the execution of the Agreement. In addition, the Company is required to pay a monthly unused line fee equal to one-half of one percent (0.50%) per annum on the difference between the Revolving Loan Commitment and the average outstanding principal balance of the revolving loan(s) for such month. The obligations under the GBC Credit Facility may be prepaid in whole or in part at any time upon an exit fee of (a) two percent (2.00%) of the Revolving Loan Commitment if the obligations are paid in full during the first year after the closing date, or (b) one percent (1.00%) of the Revolving Loan Commitment if the obligations are paid in full one year after the closing date, provided, that, the exit fee will be waived if such prepayment occurs in connection with the refinancing of the obligations with Bank of America, N.A., as lender.

The Agreement contains customary representations and warranties, events of default, negative and affirmative covenants and financial covenants including maintaining minimum tangible net worth, and certain limitations on dispositions of assets. The Agreement also contains usual and customary events of default (with customary grace periods, as applicable) and provides that, upon the occurrence of an event of default, payment of all amounts payable under the GBC Credit Facility may be accelerated and/or GBC’s commitment may be terminated by GBC without any action by GBC.

The loans and other obligations of the Company under the GBC Credit Facility are secured by substantially all of the tangible and intangible assets of the Company (including, without limitation, intellectual property) pursuant to the terms of the Agreement and the Intellectual Property Security Agreement entered into by and among the Company and GBC on July 28, 2023.

Termination of Silicon Valley Bank LOC

On July 28, 2023, the Company terminated the Loan and Security Agreement, by and among the Company and SVB, dated as of November 9, 2020, as amended, and concurrent with the entry into the Loan and Security Agreement, by and among Gibraltar Business Capital and the Company, as noted above. The Company repaid the entire outstanding principal balance of the SVB Credit Facility plus all accrued and unpaid interest and related fees through the date of termination with a portion of the funds from the GBC Credit Facility on July 28, 2023.

