Form 10-Q
period 2023-09-30
Flux Power Holdings, Inc.
filed 2023-11-09
CIK 1083743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Yes ☐ No ☒

The number of shares of registrant’s common stock outstanding as of November 3, 2023 was 16,532,275.

FLUX POWER HOLDINGS, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2023

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements. The forward-looking statements are contained principally in the section captioned “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023 filed with the SEC on September 21, 2023. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would,” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. You should read these factors and the other cautionary statements made in this report and in the documents we incorporate by reference into this report as being applicable to all related forward-looking statements wherever they appear in this report or the documents we incorporate by reference into this report. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements include, among other things, statements relating to:

●	our ability to secure sufficient funding to support our current and proposed operations;

●	our ability to manage our working capital requirements efficiently;

●	our ability to obtain the necessary funds from our credit facilities;

●	our ability to remediate our material weakness and maintain effective internal control over financial reporting, disclosures and procedures;

●	our ability to obtain raw materials and other supplies for our products at existing or competitive prices and on a timely basis;

●	our anticipated growth strategies and our ability to manage the expansion of our business operations effectively;

●	our ability to maintain or increase our market share in the competitive markets in which we do business;

●	our ability to grow our revenue, increase our gross profit margin and become a profitable business;

●	our ability to fulfill our backlog of open sales orders while experiencing delays in the receipt of key component parts and other potential manufacturing disruptions;

●	our ability to keep up with rapidly changing technologies and evolving industry standards, including our ability to achieve technological advances;

●	our dependence on the growth in demand for our products;

●	our ability to compete with larger companies with far greater resources than us;

●	our ability to shift to new suppliers and incorporate new component parts into our products in a manner that is not disruptive to our business;

●	our ability to obtain and maintain UL Listings and OEM approvals for our energy storage solutions;

●	our ability to diversify our product mix and introduce new products while maintaining quality standards and reliable product support;

●	our ability to capture new market opportunities;

●	our ability to source our needs for skilled labor, machinery, parts, and raw materials economically;

●	our ability to retain key members of our senior management; and

●	our dependence on our major customers.

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

PART I - Financial Information

Item 1. Financial Statements

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	June 30, 2023
	(Unaudited)
ASSETS

Current assets:
Cash	$1,139,000	$2,379,000
Accounts receivable	10,699,000	8,649,000
Inventories, net	19,495,000	18,996,000
Other current assets	1,053,000	918,000
Total current assets	32,386,000	30,942,000
Right of use assets	2,670,000	2,854,000
Property, plant and equipment, net	1,747,000	1,789,000
Other assets	119,000	120,000

Total assets	$36,922,000	$35,705,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$10,065,000	$9,735,000
Accrued expenses	3,782,000	3,181,000
Line of credit	11,986,000	9,912,000
Deferred revenue	336,000	131,000
Customer deposits	17,000	82,000
Finance lease payable, current portion	147,000	143,000
Office lease payable, current portion	667,000	644,000
Accrued interest	102,000	2,000
Total current liabilities	27,102,000	23,830,000
Office lease payable, less current portion	1,880,000	2,055,000
Finance lease payable, less current portion	229,000	273,000

Total liabilities	29,211,000	26,158,000

Stockholders’ equity:

Preferred stock, $0.001 par value; 500,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 30,000,000 shares authorized; 16,478,237 and 16,462,215 shares issued and outstanding at September 30, 2023 and June 30, 2023, respectively	16,000	16,000
Additional paid-in-capital	98,362,000	98,086,000
Accumulated deficit	(90,667,000)	(88,555,000)

Total stockholders’ equity	7,711,000	9,547,000

Total liabilities and stockholders’ equity	$36,922,000	$35,705,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2023	2022
Revenues	$14,797,000	$17,840,000
Cost of sales	10,486,000	13,892,000

Gross profit	4,311,000	3,948,000

Operating expenses:
Selling and administrative	4,725,000	4,536,000
Research and development	1,295,000	1,223,000
Total operating expenses	6,020,000	5,759,000

Operating loss	(1,709,000)	(1,811,000)

Interest income (expense), net	(403,000)	(328,000)

Net loss	$(2,112,000)	$(2,139,000)

Net loss per share - basic and diluted	$(0.13)	$(0.13)

Weighted average number of common shares outstanding - basic and diluted	16,474,754	15,997,296

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock		Additional
	Shares	Capital Stock Amount	Paid-in Capital	Accumulated Deficit	Total
Balance at June 30, 2023	16,462,215	$16,000	$98,086,000	$(88,555,000)	$9,547,000

Issuance of common stock – exercised options and warrants	16,022	-	-	-	-
Stock-based compensation	-	-	276,000	-	276,000
Net loss	-	-	-	(2,112,000)	(2,112,000)
Balance at September 30, 2023	16,478,237	$16,000	$98,362,000	$(90,667,000)	$7,711,000

	Common Stock		Additional
	Shares	Capital Stock Amount	Paid-in Capital	Accumulated Deficit	Total
Balance at June 30, 2022	15,996,658	$16,000	$95,732,000	$(81,814,000)	$13,934,000

Issuance of common stock – exercised options	1,678	-	-	-	-
Stock-based compensation	-	-	95,000	-	95,000
Net loss	-	-	-	(2,139,000)	(2,139,000)
Balance at September 30, 2022	15,998,336	$16,000	$95,827,000	$(83,953,000)	$11,890,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(2,112,000)	$(2,139,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	261,000	172,000
Stock-based compensation	276,000	95,000
Amortization of debt issuance costs	81,000	229,000
Noncash lease expense	146,000	117,000
Allowance for inventory reserve	(3,000)	25,000
Changes in operating assets and liabilities:
Accounts receivable	(2,050,000)	(2,987,000)
Inventories	(496,000)	(2,641,000)
Other assets	(215,000)	(229,000)
Accounts payable	330,000	6,860,000
Accrued expenses	601,000	19,000
Accrued interest	100,000	1,000
Office lease payable	(152,000)	(120,000)
Deferred revenue	205,000	184,000
Customer deposits	(65,000)	(165,000)
Net cash used in operating activities	(3,093,000)	(579,000)

Cash flows from investing activities
Purchases of equipment	(181,000)	(352,000)
Net cash used in investing activities	(181,000)	(352,000)

Cash flows from financing activities:
Proceeds from revolving line of credit	18,055,000	12,900,000
Payment of revolving line of credit	(15,981,000)	(12,138,000)
Payment of finance leases	(40,000)	(10,000)
Net cash provided by financing activities	2,034,000	752,000

Net change in cash	(1,240,000)	(179,000)
Cash, beginning of period	2,379,000	485,000

Cash, end of period	$1,139,000	$306,000

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Initial right of use asset recognition	$-	$78,000
Common stock issued for vested RSUs	$-	$5,000
Supplemental cash flow information:
Interest paid	$223,000	$99,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

NOTE 1 - NATURE OF BUSINESS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) applicable to interim reports of companies filing as a smaller reporting company. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023 filed with the SEC on September 21, 2023. In the opinion of management, the accompanying condensed consolidated interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or any other future period. Certain notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Company’s Annual Report on Form 10-K have been omitted. The accompanying condensed consolidated balance sheet at June 30, 2023 has been derived from the audited balance sheet at June 30, 2023 contained in such Form 10-K.

Nature of Business

Flux Power Holdings, Inc. (“Flux”) was incorporated in 2009 in the State of Nevada, and Flux’s operations are conducted through its wholly owned subsidiary, Flux Power, Inc. (“Flux Power”), a California corporation (collectively, the “Company”).

We design, develop, manufacture, and sell a portfolio of advanced lithium-ion energy storage solutions for electrification of a range of industrial commercial sectors which include material handling, airport ground support equipment (“GSE”), and other commercial and industrial applications. We focus on providing lithium-ion products and service to large fleets of Fortune 500 customers. We believe our mobile and stationary energy storage solutions provide our customers a reliable, high performing, cost effective, and more environmentally friendly alternative as compared to traditional lead acid and propane-based solutions. Our modular and scalable design allows different configurations of lithium-ion battery packs to be paired with our proprietary wireless battery management system to provide the level of energy storage required and “state of the art” real time monitoring of pack performance. We believe that the increasing demand for lithium-ion battery packs and more environmentally friendly energy storage solutions in the material handling sector should continue to drive our revenue growth.

As used herein, the terms “we,” “us,” “our,” “Flux,” and “Company” mean Flux Power Holdings, Inc., unless otherwise indicated. All dollar amounts herein are in U.S. dollars unless otherwise stated.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023. There have been no material changes in these policies or their application.

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

For the three months ended September 30, 2023 and 2022, basic and diluted weighted-average common shares outstanding were 16,474,754 and 15,997,296, respectively. The Company incurred a net loss for the three months ended September 30, 2023 and 2022, and therefore, basic and diluted loss per share for the periods were the same because potential common share equivalent would have been anti-dilutive. The total potentially dilutive common shares outstanding at September 30, 2023 and 2022 that were excluded from diluted weighted-average common shares outstanding represent shares underlying outstanding stock options, RSUs, and warrants, and totaled 2,503,294 and 2,227,950, respectively.

At September 30, 2023 and 2022 potentially dilutive common shares outstanding that were excluded from diluted weighted-average common shares outstanding were as follows:

	September 30, 2023	September 30, 2022
Stock options	939,170	499,933
RSUs	192,210	272,898
Warrants	1,371,914	1,455,119

Total	2,503,294	2,227,950

Liquidity Considerations

The accompanying financial statements and notes have been prepared assuming the Company will continue as a going concern. For the three months ended September 30, 2023, the Company generated negative cash flows from operations of $3.1 million and as of September 30, 2023, the Company had an accumulated deficit of $90.7 million. Management has evaluated the Company’s expected cash requirements over the next twelve (12) months, including investments in additional sales and marketing and research and development, capital expenditures, and working capital requirements. Management believes the Company’s existing cash and funding available under the Gibraltar Business Capital, LLC, a Delaware limited liability company (“GBC”) senior secured revolving loan facility for up to $15.0 million (the “GBC Credit Facility”) and funding available under the new subordinated line of credit for $2.0 million with Cleveland Capital, L.P. (“Cleveland”) (the “2023 Subordinated LOC”), along with the forecasted gross margin will be sufficient to fund planned operations for the next twelve (12) months.

Historically, the Company has not generated sufficient cash to fund its operations. Based on the Company’s existing backlog and customer orders, management anticipates increased revenues, together with the improvements in its gross margin will move it closer to profitability. The Company has made reaching profitability a top priority and has focused on improving its gross margins. Initiatives past and present includes improvement to sourcing, design cost reductions and management of profitable product offerings. The Company has received new orders in the twelve-month period ended September 30, 2023 of approximately $58.3 million.

As of November 2, 2023, the Company had a cash balance of $1.4 million, $2.9 million remained available under the $15.0 million GBC Credit Facility and $2.0 million was available for future draws under the 2023 Subordinated LOC. The Company continues to execute on a cost reduction plan, to expand sources of supplies and component parts, and to implement pricing recovery initiatives to increase gross margins and improve cash flow from operations. Unforeseen factors in the general economy beyond management’s control could potentially have negative impact on the planned gross margin improvement plan.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30, 2023	June 30, 2023
Payroll and bonus accrual	$1,644,000	$1,157,000
PTO accrual	403,000	412,000
Warranty liability	1,726,000	1,600,000
Other	9,000	12,000

Total accrued expenses	$3,782,000	$3,181,000

NOTE 4 – NOTES PAYABLE

Revolving Line of Credit

Gibraltar Business Capital Credit Facility

On July 28, 2023, the Company entered into a Loan and Security Agreement (the “Agreement”) with GBC. The Agreement provides the Company with a senior secured revolving loan facility for up to $15.0 million (the “Revolving Loan Commitment”). The revolving amount available under the GBC Credit Facility is equal to the lesser of the Revolving Loan Commitment and the borrowing base amount (as defined in the Agreement). The GBC Credit Facility is evidenced by a revolving note, which matures on July 28, 2025 (the “Maturity Date”), unless extended, modified or renewed (the “Revolving Note”). Provided that there is no event of default, the Maturity Date can automatically be extended for one (1) year period upon payment of a renewal fee for each such extension in the amount of three-quarters of one percent (0.75%) of the Revolving Loan Commitment, which fee will be due and payable on or before the applicable Maturity Date.

In addition, subject to conditions and terms set forth in the Agreement, the Company may request an increase in the Revolving Loan Commitment from time to time upon not less than 30 days’ notice to GBC which increase may be made at the sole discretion of GBC, as long as: (a) the requested increase is in a minimum amount of $1,000,000, and (b) the total increases do not exceed $5,000,000 and no more than five (5) increases are made. Outstanding principal under the GBC Credit Facility accrues interest at Secured Overnight Financing Rate (“SOFR”, as defined in the Agreement) plus five and one half of one percent (5.50%) per annum with such interest payment is due monthly on the last day of the month. In the event of default, the amounts due under the Agreement bears interest at a rate per annum equal to three percent (3.0%) above the rate that is otherwise applicable to such amounts. The Company paid GBC a non-refundable closing fee for the GBC Credit Facility of $112,500 upon the execution of the Agreement. In addition, the Company is required to pay a monthly unused line fee equal to one-half of one percent (0.50%) per annum on the difference between the Revolving Loan Commitment and the average outstanding principal balance of the revolving loan(s) for such month. The obligations under the GBC Credit Facility may be prepaid in whole or in part at any time upon an exit fee of (a) two percent (2.00%) of the Revolving Loan Commitment if the obligations are paid in full during the first year after the closing date, or (b) one percent (1.00%) of the Revolving Loan Commitment if the obligations are paid in full one year after the closing date, provided, that, the exit fee will be waived if such prepayment occurs in connection with the refinancing of the obligations with Bank of America, N.A., as lender.

The loans and other obligations of the Company under the GBC Credit Facility are secured by substantially all of the tangible and intangible assets of the Company (including, without limitation, intellectual property) pursuant to the terms of the Agreement and the Intellectual Property Security Agreement entered into by and among the Company and GBC on July 28, 2023. During the three months ended September 30, 2023, the Company had multiple drawdowns under the GBC Credit Facility totaling $16.7 million, inclusive of the full repayment of the SVB Credit Facility, and made multiple payments totaling $4.7 million. As of September 30, 2023, the outstanding balance under the GBC Credit Facility was approximately $12.0 million.

As of November 2, 2023, $2.9 million remained available for future borrowings under the GBC Credit Facility.

Silicon Valley Bank Credit Facility

On November 9, 2020, the Company entered into a Loan and Security Agreement (“Loan and Security Agreement”) with Silicon Valley Bank (“SVB”).

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

On November 7, 2022, the Company entered into a Third Amendment to Loan and Security Agreement (“Third Amendment”) with SVB, which amended certain terms of the Second Amended Loan Agreement (together with the Third Amendment, the “Third Amended Loan Agreement”), including but not limited to, (i) extending the maturity date from November 7, 2022 to May 7, 2023 (the “Extension Period”), (ii) amending the financial covenants of the Company to cover the Extension Period and to include a liquidity ratio financial covenant, and (iii) amending the definition of Permitted Liens (as defined in the Third Amendment). Pursuant to the Third Amendment, the Company paid SVB a non-refundable amendment fee of $12,500 and SVB’s legal fees and expenses incurred in connection with the Third Amendment.

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

On April 27, 2023, the Company entered into a Fifth Amendment to Loan and Security Agreement (the “Fifth Amendment”) with SVB which further amended certain terms of the credit facility (together with the Fifth Amendment, the “Agreement”), including but not limited to, (i) extending the maturity date from May 7, 2023 to December 31, 2023 (the “2023 Extension Period”), (ii) amending the EBITDA financial covenant of the Company to cover the 2023 Extension Period, and (iii) amending the definition of EBITDA (as defined in the Fifth Amendment). Pursuant to the Fifth Amendment, the Company agreed to pay SVB a non-refundable amendment fee of Thirty Thousand Dollars ($30,000) and SVB’s legal fees and expenses incurred in connection with the Fifth Amendment. In addition, SVB also agreed to waive compliance by the Company of the former EBITDA financial covenant as of the month ended March 31, 2023.

During the three months ended September 30, 2023, the Company had multiple Revolving LOC drawdowns totaling $1.4 million and multiple Revolving LOC payments totaling $11.3 million inclusive of the final repayment of the LOC in full. As of September 30, 2023, the outstanding balance under the Revolving LOC was $0.

On July 28, 2023, the Company repaid in full all principal outstanding under the SVB Credit Facility, together with all accrued and unpaid interest and related fees, with a portion of the funds from the GBC Credit Facility and terminated the Loan and Security Agreement with SVB, as amended.

NOTE 5 - RELATED PARTY DEBT AGREEMENTS

As of September 30, 2023 and June 30, 2023, the Company had no related party debt balance outstanding. Below are the activities for the Company’s related party debt agreements that existed during the periods ended September 30, 2023 and 2022.

Subordinated Line of Credit Facility

On May 11, 2022, the Company entered into a Credit Facility Agreement (the “Subordinated LOC”) with Cleveland, Herndon Plant Oakley, Ltd., (“HPO”), and other lenders (together with Cleveland and HPO, the “Lenders”). The Subordinated LOC provides the Company with a short-term line of credit not less than $3,000,000 and not more than $5,000,000, the proceeds of which shall be used by the Company for working capital purposes. In connection with the Subordinated LOC, the Company issued a separate subordinated unsecured promissory note in favor of each respective Lender (each promissory note, a “Note”) for each Lender’s commitment amount (each such commitment amount, a “Commitment Amount”). As of September 30, 2023, the Lenders committed to an aggregate commitment of $4,000,000. As of September 30, 2023, the outstanding balance under the Subordinated LOC was $0.

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

On November 2, 2023, the Subordinated LOC was terminated. (See Note 9 – Subsequent Events)

NOTE 6 - STOCKHOLDERS’ EQUITY

At-The-Market (“ATM”) Offering

On December 21, 2020 the Company entered into a Sales Agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC (“HCW”) to sell shares of its common stock, par value $0.001 (the “Common Stock”) from time to time, through an “at-the-market offering” program (the “ATM Offering”).

From December 21, 2020 through September 30, 2023, the Company sold an aggregate of 1,524,873 shares of common stock at an average price of $10.45 per share for gross proceeds of approximately $15.9 million under the ATM Offering. The Company received net proceeds of approximately $15.3 million, net of commissions and other offering related expenses.

On October 5, 2023, the Company terminated the Sales Agreement with HCW upon given prior written notice of termination to HCW pursuant to the terms of the Sales Agreement. (See Note 9 – Subsequent Events)

Warrants

In connection with the Company’s registered direct offering (“RDO”), in September 2021 the Company issued five-year warrants to the RDO investors to purchase up to 1,071,430 shares of the Company’s common stock at an exercise price of $7.00 per share and were estimated to have a fair value of approximately $3,874,000. The warrants were exercisable immediately and are limited to beneficial ownership of 4.99% at any point in time in accordance with the warrant agreement.

In May 2022 and in conjunction with entry into a credit facility with the Lenders, the Company issued five-year warrants to the Lenders to purchase up to 128,000 shares of the Company’s common stock at an exercise price of $2.53 per share and had a fair value of approximately $173,000.

In June 2022 and in conjunction with the entry into the Second Amendment to Loan and Security Agreement with SVB, the Company issued twelve-year warrants to SVB and its designee, SVB Financial Group, to purchase up to 40,806 shares of the Company’s common stock at an exercise price of $2.23 per share and had a fair value of approximately $80,000.

Warrant detail for the three months ended September 30, 2023 is reflected below:

	Number of Warrants	Weighted Average Exercise Price Per Warrant	Weighted Average Remaining Contract Term (# years)
Warrants outstanding and exercisable at June 30, 2023	1,455,119	$6.10
Warrants issued	-
Warrants exercised	(83,205)	$4.00
Warrants outstanding and exercisable at September 30, 2023	1,371,914	$6.23	3.18

Warrant detail for the three months ended September 30, 2022 is reflected below:

	Number of Warrants	Weighted Average Exercise Price Per Warrant	Weighted Average Remaining Contract Term (# years)
Warrants outstanding and exercisable at June 30, 2022	1,455,119	$4.496.10
Warrants issued	-	$-
Warrants exercised	-
Warrants outstanding and exercisable at September 30, 2022	1,455,119	$6.10	3.98

Stock Options

In connection with the reverse acquisition of Flux Power, Inc. in 2012, the Company assumed the 2010 Plan. As of September 30, 2023, there was no common stock outstanding under the 2010 Plan. No additional options may be granted under the 2010 Plan.

On February 17, 2015 the Company’s stockholders approved the 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan offers certain employees, directors, and consultants the opportunity to acquire the Company’s common stock subject to vesting requirements and serves to encourage such persons to remain employed by the Company and to attract new employees. The 2014 Plan allows for the award of the Company’s common stock and stock options, up to 1,000,000 shares of the Company’s common stock. As of September 30, 2023, 100,192 shares of the Company’s common stock were available for future grants under the 2014 Plan.

On April 29, 2021, the Company’s stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan authorizes the issuance of awards for up to 2,000,000 shares of common stock in the form of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock units, restricted stock awards and unrestricted stock awards to officers, directors and employees of, and consultants and advisors to, the Company or its affiliates. As of September 30, 2023, 1,592,687 shares of the Company’s common stock were available for future grants under the 2021 Plan.

On October 31, 2022, the Board of Directors authorized a total of 624,441 stock options to be granted under the Company’s 2014 Plan and 2021 Plan. On October 20, 2023, the Board of Directors authorized a total of 985,148 stock options to be granted under the Company’s 2014 Plan and 2021 Plan. (See Note 9 – Subsequent Events)

Activity in the Company’s stock options during the three months ended September 30, 2023 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2023	969,434	$6.45
Granted	-	$-
Exercised	-	$-
Forfeited and cancelled	(30,264)	$8.19
Outstanding at September 30, 2023	939,170	$6.40	7.29
Exercisable at September 30, 2023	376,978	$10.82	4.62

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

Activity in RSUs during the three months ended September 30, 2023 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Grant date Fair Value	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2023	193,749	$6.09
Granted	-	$-
Vested and settled	-	$-
Forfeited and cancelled	(1,539)	$5.75
Outstanding at September 30, 2023	192,210	$6.09	0.74

Activity in RSUs during the three months ended September 30, 2022 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Grant date Fair Value	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2022	304,221	$6.06
Granted	5,034	$2.70
Vested and settled	(1,678)	$2.70
Forfeited and cancelled	(34,679)	$7.06
Outstanding at September 30, 2022	272,898	$5.89	1.53

Employee Stock Purchase Plan

On March 6, 2023, the Company’s Board of Directors approved the 2023 Employee Stock Purchase Plan (the “2023 ESPP”), and on April 20, 2023, the 2023 ESPP was approved by the Company’s stockholders. The 2023 ESPP enables eligible employees of the Company and certain of its subsidiaries (a “Participating Subsidiary”) to use payroll deductions to purchase shares of the Company’s Common Stock and acquire an ownership interest in the Company. The maximum aggregate number of shares of the Company’s Common Stock that have been reserved as authorized for the grant of options under the 2023 ESPP is 350,000 shares, subject to adjustment as provided for in the 2023 ESPP. Participation in the 2023 ESPP is voluntary and is limited to eligible employees (as such term is defined in the 2023 ESPP) of the Company or a Participating Subsidiary who (i) has been employed by the Company or a Participating Subsidiary for at least 90 days and (ii) is customarily employed for at least twenty (20) hours per week and more than five (5) months in any calendar year. Each eligible employee may authorize payroll deductions of 1-15% of the eligible employee’s compensation on each pay day to be used to purchase up to 1,500 shares of Common Stock for the employee’s account occurring during an offering period. The 2023 ESPP has a term of ten (10) years commencing on April 20, 2023, the date of approval by the Company’s stockholders, unless otherwise earlier terminated.

There was no stock purchased under the 2023 ESPP during the quarter ended September 30, 2023.

Stock-based Compensation

Stock-based compensation expense for the three months ended September 30, 2023 and 2022 represents the estimated fair value of stock options and RSUs at the time of grant amortized under the straight-line method over the expected vesting period and reduced for estimated forfeitures of options and RSUs. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from original estimates. At September 30, 2023, the aggregate intrinsic value of exercisable stock options was approximately $6,000.

The following table summarizes stock-based compensation expense for employee and non-employee stock option and RSU grants:

	Three Months Ended September 30,
	2023	2022
Research and development	$60,000	$26,000
Selling and administrative	216,000	69,000
Total stock-based compensation expense	$276,000	$95,000

At September 30, 2023, the unamortized stock-based compensation expense related to outstanding stock options and RSUs was approximately $1,254,000 and $501,000, respectively, and these amounts are expected to be expensed over the weighted-average remaining recognition period of 2.02 years and 0.84 years, respectively.

NOTE 7 - CONCENTRATIONS

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and unsecured trade accounts receivable. The Company maintains cash balances in non-interest bearing bank deposit accounts at a California commercial bank. The Company’s cash balance at this institution is secured by the Federal Deposit Insurance Corporation up to $250,000. As of September 30, 2023 and June 30, 2023, the cash balance was approximately $1,139,000 and $2,379,000, respectively.

The Company has not experienced any losses in such accounts. Management believes that the Company is not exposed to any significant credit risk with respect to its cash.

Customer Concentrations

During the three months ended September 30, 2023, the Company had four (4) major customers that each represented more than 10% of revenues on an individual basis, and together represented approximately $12,002,000 or 81% of total revenues.

During the three months ended September 30, 2022, the Company had four (4) major customers that each represented more than 10% of revenues on an individual basis, and together represented approximately $13,021,000 or 73% of total revenues.

Suppliers/Vendor Concentrations

The Company obtains several components and supplies included in its products from a group of suppliers. During the three months ended September 30, 2023, the Company had two (2) suppliers that each accounted for more than 10% of total purchases on an individual basis, and together represented approximately $3,386,000 or 30% of total purchases.

During the three months ended September 30, 2022, the Company had two (2) suppliers that each accounted for more than 10% of total purchases on an individual basis, and together represented approximately $5,781,000 or 36% of total purchases.

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

Total rent expense was approximately $238,000 and $223,000 for the three months ended September 30, 2023 and 2022, respectively.

Finance Leases

The Company’s leased properties as of September 30, 2023 are as follows:

Lease Date	Property Leased	Lease Term (months)	Commencement Date	Monthly Lease Payment(1)

9/2/2022	Vehicle	60	9/10/2022	$1,100
10/17/2022	Manufacturing equipment	36	10/17/2022	$5,500
1/24/2023	Manufacturing equipment	36	1/24/2023	$6,700
3/2/2023	Manufacturing equipment	36	3/2/2023	$1,000

(1)	Excludes sales tax and other fees.

Lease costs are amortized on a straight-line basis over their respective lease terms. Depreciation expense related to leased assets was approximately $38,000 and $0 for the three months ended September 30, 2023 and 2022, respectively. Interest expense on leased liabilities was approximately $5,000 and $0 for the three months ended September 30, 2023 and 2022, respectively.

The Future Minimum Lease Payments as of September 30, 2023 are as follows:

	Operating Leases	Finance Leases
Year Ending June 30,
2024 (remaining nine months)	$644,000	$130,000
2025	883,000	173,000
2026	910,000	85,000
2027	433,000	15,000
Thereafter	64,000	21,000
Total Future Minimum Lease Payments	2,934,000	424,000

Less: discount	(387,000)	(48,000)
Total lease liability	$2,547,000	$376,000

NOTE 9 - SUBSEQUENT EVENTS

Termination of the ATM Sales Agreement

On October 5, 2023, the Company terminated the Sales Agreement with HCW upon given prior written notice of termination to HCW pursuant to the terms of the Sales Agreement.

2023 Bonus Payout

On October 6, 2023, the Compensation Committee of the Board (the “Compensation Committee”) and the Board approved the following cash bonuses to the following executive officers, whereby the final cash bonus payout was determined based on a payout percentage of the executive’s previous target cash bonus for fiscal year 2023:

Name	Position	Target Cash Bonus	Payout Percentage	Cash Bonus Payout
Ronald F. Dutt	Chief Executive Officer	$225,000	64.7%	$145,565
Charles Scheiwe	Chief Financial Officer	$71,820	64.7%	$46,464
Jeff Mason	VP of Operations	$61,800	64.7%	$39,982

2024 Bonus Plan

On October 20, 2023, the Board approved an amended and restated annual cash bonus plan (the “Amended Annual Bonus Plan”) that was previously approved by the Board on November 5, 2020 which allows the Compensation Committee and/or the Board of the Company to set the amount of bonus each fiscal year and the performance criteria. Executive officers and all employees (other than part-time employees and temporary employees) are eligible to participate in the Amended Annual Bonus Plan (“Participants”) as long as the Participant remains an active regular employee of the Company. The Amended Annual Bonus Plan is effective for fiscal year 2024 and each fiscal year thereafter (the “Plan Year”). For each Plan Year, the Compensation Committee will establish an aggregate amount of allocable Bonus under the Amended Annual Bonus Plan and determine the performance goals applicable to a bonus during a Plan Year (the “Participation Criteria”). The Participation Criteria may differ from Participant to Participant and from bonus to bonus. All of the Company’s executive officers are eligible to participate in the Amended Annual Bonus Plan. The Amended Annual Bonus Plan was approved by the Board in anticipation of the Company adopting its “clawback” policy applicable to its executive officers as required under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

On October 20, 2023, pursuant to the recommendation of the Compensation Committee, the Board approved the bonus pool and performance criteria for the Amended Annual Bonus Plan for FY2024 (the “2024 Bonus”). For FY2024, the performance goals applicable to a bonus are based on the Company achieving certain targets based on the Company’s full year revenue, Adjusted EBITDA (earnings before interest, income taxes, depreciation, amortization, and stock-based compensation) for FY2024, and functional goals (the “Financial Targets”), in addition to individual performance objectives and goals (the “2024 Performance Matrix”).

The Board approved the following cash bonuses under the 2024 Bonus for the following executive officers:

Name	Position	Maximum Payout(1)	Special Bonus Maximum Payout(2)
Ronald F. Dutt	Chief Executive Officer	$256,281	$400,000
Charles Scheiwe	Chief Financial Officer	$91,571	$-
Jeffrey Mason	Vice President of Operations	$94,607	$400,000

(1)	Full maximum payout assuming targets reached as set forth in the 2024 Performance Matrix.
(2)	Full maximum payout for achieving certain additional gross margin targets.

Grant of Stock Options

On October 20, 2023 (the “Grant Date”), pursuant to the recommendation of the Compensation Committee, the Board approved the grant of stock options (the “Options”) under the Company’s 2014 Equity Incentive Plan (the “2014 Plan”) and the Company’s 2021 Equity Incentive Plan (the “2021 Plan” and together with 2014 Plan, the “Plan”) to certain employees of the Company or its subsidiary, Flux Power, Inc. The Options are subject to the terms and conditions provided in the form of the related Incentive Stock Option Agreement under the 2014 Plan (the “2014 Option Agreement”) or the form of Incentive Stock Option Agreement under the 2021 Plan (the “2021 Option Agreement”). The Options have an exercise price of $3.36, which is based on the Company’s 10-day volume weighted average price for the ten (10) trading days ending on the Grant Date, and will expire ten (10) years from the Grant Date.

The following executive officers of the Company were granted Options in such number, with such vesting schedule, and under the respective Plan, set forth as follows:

Name	Position	Options(1)	Plan	Vesting Schedule
Ronald F. Dutt	Chief Executive Officer	223,216	2021 Plan	Annually over 3 years from Grant Date
Charles Scheiwe	Chief Financial Officer	42,750	2021 Plan	Annually over 3 years from Grant Date
Jeffrey Mason	Vice President of Operations	54,934	2021 Plan	Annually over 3 years from Grant Date

(1)	Subject to $100,000 ISO limitation under the 2021 Plan

Salary Increases

On October 20, 2023, pursuant to the recommendation of the Compensation Committee, the Board approved the following salary increases (the “FY2024 Annual Salary”) to the following executive officers, effective for the fiscal year 2024 (“FY2024”):

Name	Position	Current Annual Salary	Salary for FY2024
Ronald F. Dutt	Chief Executive Officer	$300,000	$375,000
Charles Scheiwe*	Chief Financial Officer	$205,200	$205,200
Jeffrey Mason	Vice President of Operations	$206,000	$230,720

*	Plus an additional supplemental payment of $4,000 per month

New Subordinated Credit Facility

On November 2, 2023, the Company entered into a Credit Facility Agreement (“Cleveland Agreement”) with Cleveland (the “Lender”) for a subordinated unsecured revolving line of credit (the “2023 Subordinated LOC “) of up to $2,000,000 (the “Commitment Amount”). In connection with the 2023 Subordinated LOC, the Company issued a subordinated unsecured promissory note for the Commitment Amount in favor of Cleveland (the “Note”). All amounts outstanding under the Note are due on August 15, 2025 (the “Due Date”). The Company may, from time to time, prior to the Due Date, draw down, repay, and re-borrow on the Note, by giving notice to the Lender.

The Note accrues interest at Secured Overnight Financing Rate plus nine percent (9%) per annum on each Advance from and after the date of disbursement of such Advance and is payable on the Due Date subject to acceleration upon an event of default under the terms of the Note. All indebtedness under the Note is subject to the terms and conditions of the Subordination Agreement by and between the Lender and GBC. As consideration of the Lender’s commitment to provide the Advances to the Company, the Company agreed to issue the Lender warrants to purchase 41,196 shares of common stock (the “Warrants”) which rights are represented by a warrant certificate (“Warrant Certificate”). Subject to certain ownership limitations, the Warrants are exercisable immediately from the date of issuance, expire on the five (5) year anniversary of the date of issuance and have an exercise price of $3.24 per share. The exercise price of the Warrants is subject to certain adjustments, including stock dividends, stock splits, combinations and reclassifications of the common stock.

Termination of the Subordinated LOC

On November 2, 2023, the Credit Facility Agreement dated May 11, 2022 with Cleveland, Herndon Plant Oakley, Ltd., and other lenders for a line of credit for up to $5 million was terminated. There were no draws, amounts due and obligations owed to the Lenders as of the termination date. In connection with such termination, the related promissory notes were cancelled.

Advisory Agreement

On November 2, 2023, the Company entered into a Financial Advisory Agreement with Cleveland Capital Management, L.L.C., a Delaware limited liability company (“Advisor”) pursuant to which the Advisor agreed to advise the Company with financial and operation analysis until December 31, 2023. As compensation for services, Company agreed to pay the Advisor an advisory fee of $60,000.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information which management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. The discussion should be read in conjunction with the unaudited interim condensed consolidated Financial Statements and Notes thereto and Part II, Item 7, Management’s Discussion and Analysis of Financial condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

Business Overview

We design, develop, manufacture, and sell a portfolio of advanced lithium-ion energy storage solutions for electrification of a range of industrial commercial sectors which include material handling, airport ground support equipment (“GSE”), and other commercial and industrial applications. We focus on providing lithium-ion products and service to large fleets of Fortune 500 customers. We believe our mobile and stationary energy storage solutions provide our customers a reliable, high performing, cost effective, and more environmentally friendly alternative as compared to traditional lead acid and propane-based solutions. Our modular and scalable design allows different configurations of lithium-ion battery packs to be paired with our proprietary wireless battery management system to provide the level of energy storage required and “state of the art” real time monitoring of pack performance. We believe that the increasing demand for lithium-ion battery packs and more environmentally friendly energy storage solutions in the material handling sector should continue to drive our revenue growth.

Our long-term strategy is to meet the rapidly growing demand for lithium-ion energy solutions and to be the supplier of choice, targeting large companies having energy storage needs. We have established selling relationships with OEMs and customers with large fleets of forklifts and GSEs. We intend to reach this goal by investing in research and development to expand our product mix, by expanding our sales and marketing efforts, by improving our customer support efforts, and by continuing our efforts to improve production capacity and efficiencies. Our research and development efforts will continue to focus on providing adaptable, reliable and cost-effective energy storage solutions for our customers. We have filed three new patents on advanced technology related to lithium-ion battery packs. The technology behind these pending patents is designed to:

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

The following table summarizes the new orders, shipments, and backlog activities for the last six (6) fiscal quarters:

Fiscal Quarter Ended	Beginning Backlog	New Orders	Shipments	Ending Backlog
June 30, 2022	$38,593,000	$11,622,000	$15,195,000	$35,020,000
September 30, 2022	$35,020,000	$9,678,000	$17,840,000	$26,858,000
December 31, 2022	$26,858,000	$20,652,000	$17,158,000	$30,352,000
March 31, 2023	$30,352,000	$9,751,000	$15,087,000	$25,016,000
June 30, 2023	$25,016,000	$19,780,000	$16,252,000	$28,544,000
September 30, 2023	$28,544,000	$8,102,000	$14,797,000	$21,849,000

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

As of November 2, 2023, our order backlog was approximately $31.1 million.

Business Updates

Many of the disruptions from the COVID-19 pandemic over the past several years have largely abated. During the pandemic, we, like others in the industry, experienced supply chain challenges such as delays of purchased components and the shortage of components. We believe we have addressed these supply chain challenges with improved vendor selection, and improved supply chain internal practices. However, in light of current economic uncertainties, lead times for forklifts and GSE Equipment have been extended for certain model lines of major OEMs. These extended lead times have resulted in some shipment deferrals and delays in receiving anticipated orders. Not all product lines are impacted but the impact has required additional selling efforts to maintain our sales trajectory.

We have seen recent improvements in shipment timing from vendors. The price increases during the pandemic for steel and domestic freight have lessened but still remain higher than pre-pandemic. Price recovery of increased pandemic-related costs have largely been realized in shipments during recent fiscal quarters ended September 30, 2023. However, there can be no assurance that our price increases, inventory levels or any future steps we take will be sufficient to offset the rising procurement costs and manage sourcing of raw materials and component parts effectively.

Recent Corporate Developments

Termination of the ATM Sales Agreement

On October 5, 2023, the Company terminated the Sales Agreement dated December 21, 2020, as amended among the Company and HCW upon given prior written notice of termination to HCW pursuant to the terms of the Sales Agreement.

New Subordinated Credit Facility

On November 2, 2023, the Company entered into a Credit Facility Agreement (“Cleveland Agreement”) with Cleveland (the “Lender”) for a subordinated unsecured revolving line of credit (the “2023 Subordinated LOC “) of up to $2,000,000 (the “Commitment Amount”). In connection with the 2023 Subordinated LOC, the Company issued a subordinated unsecured promissory note for the Commitment Amount in favor of Cleveland (the “Note”). All amounts outstanding under the Note are due on August 15, 2025 (the “Due Date”). The Company may, from time to time, prior to the Due Date, draw down, repay, and re-borrow on the Note, by giving notice to the Lender.

The Note accrues interest at Secured Overnight Financing Rate plus nine percent (9%) per annum on each Advance from and after the date of disbursement of such Advance and is payable on the Due Date subject to acceleration upon an event of default under the terms of the Note. All indebtedness under the Note is subject to the terms and conditions of the Subordination Agreement by and between the Lender and GBC. As consideration of the Lender’s commitment to provide the Advances to the Company, the Company agreed to issue the Lender warrants to purchase 41,196 shares of common stock (the “Warrants”) which rights are represented by a warrant certificate (“Warrant Certificate”). Subject to certain ownership limitations, the Warrants are exercisable immediately from the date of issuance, expire on the five (5) year anniversary of the date of issuance and have an exercise price of $3.24 per share. The exercise price of the Warrants is subject to certain adjustments, including stock dividends, stock splits, combinations and reclassifications of the common stock.

Termination of the Subordinated LOC

On November 2, 2023, the Credit Facility Agreement dated May 11, 2022 with Cleveland, Herndon Plant Oakley, Ltd., and other lenders for a line of credit for up to $5 million was terminated. There were no draws, amounts due and obligations owed to the Lenders as of the termination date. In connection with such termination, the related promissory notes were cancelled.

Segment and Related Information

We operate as a single reportable segment.

Results of Operations and Financial Condition

The following table represents our unaudited condensed consolidated statement of operations for the three months ended September 30, 2023 and September 30, 2022.

	Three Months Ended September 30,
	2023		2022
	$	% of Revenues	$	% of Revenues

Revenues	$14,797,000	100%	$17,840,000	100%
Cost of sales	10,486,000	71%	13,892,000	78%
Gross profit	4,311,000	29%	3,948,000	22%

Operating expenses:
Selling and administrative	4,725,000	32%	4,536,000	25%
Research and development	1,295,000	9%	1,223,000	7%
Total operating expenses	6,020,000	41%	5,759,000	32%

Operating loss	(1,709,000)	-12%	(1,811,000)	-10%

Interest expense, net	(403,000)	-2%	(328,000)	-2%

Net loss	$(2,112,000)	-14%	$(2,139,000)	-12%

Revenues

Revenues for the quarter ended September 30, 2023, decreased by $3,043,000 or 17% to $14,797,000, compared to $17,840,000 for the quarter ended September 30, 2022. The decrease in revenues was due to fewer units of energy storage Packs sold during the current quarter as a result of deferrals related to forklift timing delays and larger mix of lower capacity models.

Cost of Sales

Cost of sales for the quarter ended September 30, 2023, decreased by $3,406,000, or 25%, to $10,486,000 compared to $13,892,000 for the quarter ended September 30, 2022. The decrease in cost of sales was directly associated with fewer units of energy storage Packs sold during the current quarter as well as lower average cost of sales per unit achieved during the current quarter as a result of our gross margin improvement initiatives. Cost of sales as a percent of revenues for the quarter ended September 30, 2023 was 71%, an improvement of 7 percentage points compared to 78% for the quarter ended September 30, 2022.

Gross Profit

Gross profit for the quarter ended September 30, 2023 increased by $363,000 or 9%, to $4,311,000 compared to $3,948,000 for the quarter ended September 30, 2022. The gross profit margin (gross profit as a percent of revenues) increased to 29% for the quarter ended September 30, 2023 compared to 22% for the quarter ended September 30, 2022. Gross profit margin improved by 700 basis points as a result of lower cost of sales per unit as a result of the gross margin improvement initiatives, partially offset by lower number of units sold.

Selling and Administrative Expenses

Selling and administrative expenses for the quarter ended September 30, 2023 increased by $189,000 or 4%, to $4,725,000 compared to $4,536,000 for the quarter ended September 30, 2022. The increase was primarily attributable to higher staff related expenses and increases in depreciation expense, professional service fees, stock-based compensation, and travel expenses, partially offset by decreases in sales commissions, outbound shipping costs, recruiting costs, and consulting fees.

Research and Development Expense

Research and development expenses for the quarter ended September 30, 2023 increased by $72,000 or 6%, to $1,295,000 compared to $1,223,000 for the quarter ended September 30, 2022. Such expenses consisted primarily of materials, supplies, salaries and personnel related expenses, product testing, consulting, and other expenses associated with revisions to existing product designs and new product development. The increase in research and development expenses was primarily due to higher staff related expenses, partially offset by lower costs of compliance testing related expenses and general research and development costs including costs of components.

Interest Expense

Interest expense for the quarter ended September 30, 2023 increased by $75,000 or 23% to $403,000 compared to $328,000 for the quarter ended September 30, 2022. The increase in interest expense was primarily related to higher balances outstanding under our credit facilities as well as higher interest rates. The interest expense for the quarter ended September 30, 2023 and 2022 included additional interest expense of $81,000 and $229,000, respectively, representing the amortization of debt issuance costs related to our existing lines of credit. In addition, approximately $49,000 of other financing costs were included in interest expense during the quarter ended September 30, 2023.

Net Loss

Net loss for the quarter ended September 30, 2023 improved nominally by $27,000 or 1%, to $2,112,000 as compared to $2,139,000 for the quarter ended September 30, 2022. The lower net loss for the three months ended September 30, 2023 was primarily attributable to increased gross profit, offset by increases in operating expenses and interest expense.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA is calculated by taking net income and adding back the expenses related to interest, income taxes, depreciation, amortization, and stock-based compensation, each of which has been calculated in accordance with GAAP. Adjusted EBITDA was a loss of approximately $1,172,000 for the three months ended September 30, 2023 improved by $372,000 as compared to a loss of $1,544,000 for the three months ended September 30, 2022.

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

A reconciliation of our Adjusted EBITDA to net loss is included in the table below:

	Three Months Ended September 30,
	2023	2022
Net loss	$(2,112,000)	$(2,139,000)
Add/Subtract:
Interest, net	403,000	328,000
Depreciation and amortization	261,000	172,000
EBITDA	(1,448,000)	(1,639,000)
Add/Subtract:
Stock-based compensation	276,000	95,000
Adjusted EBITDA	$(1,172,000)	$(1,544,000)

Liquidity and Capital Resources

Overview

For the three months ended September 30, 2023, the Company generated negative cash flows from operations of $3.1 million, and as of September 30, 2023, the Company had an accumulated deficit of $90.7 million. To date our business has not generated sufficient cash to fund our operations. However, given our existing backlog, we anticipate that revenue growth coupled with improvement in our gross margin will move us closer to profitability and improve our cash flow. Our gross margin improvement plan includes, but is not limited to, efforts to drive bill of material costs down while increasing the price of our products for new orders. We have received new orders during the twelve (12) months period ended September 30, 2023, of approximately $58.3 million.

As of November 2, 2023, we believe that our existing cash balance of $1.4 million, the $2.9 million available under our $15.0 million GBC Credit Facility and the $2.0 million available for future draws under our 2023 Subordinated LOC, along with the forecasted gross margin improvement will enable us to fund our planned operations for the next twelve (12) months. See “Future Liquidity Needs” below.

Cash Flows

Cash Flow Summary

	Three Months Ended September 30,
	2023	2022

Net cash used in operating activities	$(3,093,000)	$(579,000)
Net cash used in investing activities	(181,000)	(352,000)
Net cash provided by financing activities	2,034,000	752,000
Net change in cash	$(1,240,000)	$(179,000)

Operating Activities

Net cash used in operating activities was $3,093,000 for the three months ended September 30, 2023, compared to net cash used in operating activities of $579,000 for the three months ended September 30, 2022, primarily reflecting increases in working capital requirements. The primary usages of cash for the three months ended September 30, 2023 were the net loss of $2,112,000 and increases in accounts receivable, inventory, and other assets and decreases in customer deposits and office lease payable, that were partially offset by non-cash operating costs, and increases in accounts payable, accrued expenses, deferred revenue, and accrued interest. The primary usages of cash for the three months ended September 30, 2022 were the net loss of $2,139,000 and increases in accounts receivable, inventory, and other assets, and decreases in customer deposits and office lease payable, that were partially offset by increases in accounts payable, accrued expenses, deferred revenue and non-cash operating costs.

Investing Activities

Net cash used in investing activities was $181,000 for the three months ended September 30, 2023 and consisted primarily of the costs of internal software development and other capital equipment.

Net cash used in investing activities was $352,000 for the three months ended September 30, 2022 and consisted primarily of the costs of internal software development and other capital equipment.

Financing Activities

Net cash provided by financing activities was $2,034,000 for the three months ended September 30, 2023, which primarily consisted of $2,074,000 in net borrowing under the working capital line of credit.

Net cash provided by financing activities was $752,000 for the three months ended September 30, 2022, which primarily consisted of $762,000 in net borrowing under the working capital line of credit.

Future Liquidity Needs

We have evaluated our expected cash requirements over the next twelve (12) months, which include, but are not limited to, investments in additional sales and marketing and research and development, capital expenditures, and working capital requirements. As of November 2, 2023, we believe that our existing cash of $1.4 million, cash from our future operations, funding available under our GBC Credit Facility, under which $2.9 million is currently available, funds available under our 2023 Subordinated LOC of up to $2.0 million, along with the forecasted improvement in the gross margin will enable us to fund our planned operations for at least the next twelve (12) months. In addition, to support our operations and anticipated growth, we intend to continue to explore alternatives to secure additional capital from a variety of current and new sources including, but not limited to, sales of our equity securities. We also continue to execute our cost reduction, sourcing, pricing recovery initiatives in efforts to increase our gross margins and improve cash flow from operations.

Although management believes that our existing cash and the additional funding sources currently available to us under the lines of credit are sufficient to fund planned operations for the next twelve (12) months, this is dependent on our ability to successfully maintain and draw on our credit facilities. Our ability to draw funds from the GBC Credit Facility is subject to certain restrictions and covenants. If we are unable to meet the conditions provided in the loan documents, the funds will not be available to us. In addition, should there be any delays in the receipts of key component parts, due in part to supply change disruptions, our ability to fulfil the backlog of sales orders will be negatively impacted resulting in lower availability of cash resources from operations. In that event, we may be required to raise additional funds by issuing equity or convertible debt securities. If such funds are not available when required, management will be required to curtail investments in additional sales and marketing and product development, which may have a material adverse effect on future cash flows and results of operations. In addition, any unforeseen factors in the general economy beyond management’s control could potentially have a negative impact on the planned gross margin improvement plan.

In the event we are required to obtain additional funds, there is no guarantee that additional funds will be available on a timely basis or on acceptable terms. To the extent that we raise additional funds by issuing equity or convertible debt securities, our stockholders may experience additional dilution and such financing may involve restrictive covenants.

Critical Accounting Policies

The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2023 filed with the SEC on September 21, 2023.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and subsequent guidance prepared by the Commission specifically for smaller public companies as of September 30, 2023. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of September 30,2023 due to an identified material weakness as a result of not having sufficient personnel resources with technical accounting expertise related to certain aspects of the financial reporting process. Management intends to implement measures designed to improve our internal control over financial reporting to remediate material weaknesses, including the use of third-party consultants and accounting experts.

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

As described in the Company’s 10-K for the fiscal year ended June 30, 2023, management assessed the effectiveness of the Company’s internal control over financial reporting and based on such assessment, management concluded that as of June 30, 2023, our internal control over financial reporting was not effective due to an identified material weakness as a result of not having sufficient personnel resources with technical accounting expertise related to certain aspects of the financial reporting process. We plan to continue to assess our internal controls and control procedures and intend to take further action as necessary or appropriate to address any other matters we identify or are brought to our attention.

Changes in Internal Control Over Financial Reporting

Except as discussed above, there have been no changes in the Company’s internal controls over financial reporting during the fiscal quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A - RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks set forth in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, filed with the SEC on September 21, 2023, before making an investment decision. If any of the risks actually occur, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should read the section captioned “Special Note Regarding Forward Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this report.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 20, 2023, the Company issued 16,022 restricted shares of common stock to a warrant holder pursuant to a cashless exercise of the Amended and Restated Warrant Certificate, dated July 3, 2019, and as amended on July 24, 2020, in reliance upon the exemption therefrom afforded by Section 4(a)(2) of the Act and by Rule 506 of Regulation D promulgated thereunder. The cashless exercise was based on an exercise price of $4.00 per share of common stock and the Company received no cash from the exercise.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

The following exhibits are filed as part of this Report.

Exhibit No.	Description
10.1	Loan and Security Agreement(1)
10.2	Intellectual Property Security Agreement(1)
10.3	Form of Revolving Note(1)
31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.*
31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.*
32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.*
32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.*
101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File, formatted in Inline XBRL (included as Exhibit 101)

*	Filed herewith
(1)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on August 3, 2023

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Flux Power Holdings, Inc.

Date: November 9, 2023	By:	/s/ Ronald F. Dutt
Ronald F. Dutt
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Charles A. Scheiwe
Charles A. Scheiwe
Chief Financial Officer
(Principal Financial Officer)

 .