Form 10-Q
period 2023-12-31
Flux Power Holdings, Inc.
filed 2024-02-08
CIK 1083743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

Yes ☐ No ☒

The number of shares of registrant’s common stock outstanding as of February 1, 2024 was 16,532,493.

FLUX POWER HOLDINGS, INC.

FORM 10-Q

For the Quarterly Period Ended December 31, 2023

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

Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements include, among other things, statements relating to:

●	our ability to secure sufficient funding to support our current and proposed operations;

●	our ability to manage our working capital requirements efficiently;

●	our ability to comply with the financial covenants under the terms of our existing credit facility with Gibraltar Business Capital, LLC to obtain the necessary funds to meet our operating cash requirements;

●	our ability to remediate our material weakness and maintain effective internal control over financial reporting, disclosures and procedures;

●	our ability to obtain raw materials and other supplies for our products at existing or competitive prices and on a timely basis;

●	our ability to devise and implement selling strategies to maintain our projected sales in light of recent deferral of customer orders;

●	our anticipated growth strategies and our ability to manage the expansion of our business operations effectively;

●	our ability to maintain or increase our market share in the competitive markets in which we do business;

●	our ability to grow our revenue, increase our gross profit margin and become a profitable business;

●	our ability to fulfill our backlog of open sales orders while experiencing delays in the receipt of key component parts and other potential manufacturing disruptions;

●	our ability to keep up with rapidly changing technologies and evolving industry standards, including our ability to achieve technological advances;

●	our dependence on the growth in demand for our products;

●	our ability to compete with larger companies with far greater resources than us;

●	our ability to shift to new suppliers and incorporate new component parts into our products in a manner that is not disruptive to our business;

●	our ability to obtain and maintain UL Listings and OEM approvals for our energy storage solutions;

●	our ability to diversify our product mix and introduce new products while maintaining quality standards and reliable product support;

●	our ability to capture new market opportunities;

●	our ability to attract and retain skilled labor given the competitive labor market;

●	our ability to source our needs for machinery, parts, and raw materials economically;

●	our ability to retain key members of our senior management; and

●	our dependence on our major customers.

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

PART I - Financial Information

Item 1. Financial Statements

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2023	June 30, 2023
	(Unaudited)
ASSETS

Current assets:
Cash	$1,584,000	$2,379,000
Accounts receivable	12,579,000	8,649,000
Inventories, net	18,283,000	18,996,000
Other current assets	942,000	918,000
Total current assets	33,388,000	30,942,000
Right of use assets	2,482,000	2,854,000
Property, plant and equipment, net	1,680,000	1,789,000
Other assets	119,000	120,000

Total assets	$37,669,000	$35,705,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$10,021,000	$9,735,000
Accrued expenses	3,290,000	3,181,000
Line of credit	13,575,000	9,912,000
Deferred revenue	310,000	131,000
Customer deposits	232,000	82,000
Finance lease payable, current portion	150,000	143,000
Office lease payable, current portion	689,000	644,000
Accrued interest	130,000	2,000
Total current liabilities	28,397,000	23,830,000
Office lease payable, less current portion	1,698,000	2,055,000
Finance lease payable, less current portion	191,000	273,000

Total liabilities	30,286,000	26,158,000

Stockholders’ equity:

Preferred stock, $0.001 par value; 500,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 30,000,000 shares authorized; 16,532,275 and 16,462,215 shares issued and outstanding at December 31, 2023 and June 30, 2023, respectively	17,000	16,000
Additional paid-in-capital	98,847,000	98,086,000
Accumulated deficit	(91,481,000)	(88,555,000)

Total stockholders’ equity	7,383,000	9,547,000

Total liabilities and stockholders’ equity	$37,669,000	$35,705,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Revenues	$18,344,000	$17,158,000	$33,141,000	$34,998,000
Cost of sales	12,676,000	13,050,000	23,162,000	26,942,000

Gross profit	5,668,000	4,108,000	9,979,000	8,056,000

Operating expenses:
Selling and administrative	4,593,000	4,250,000	9,318,000	8,786,000
Research and development	1,440,000	1,162,000	2,735,000	2,385,000
Total operating expenses	6,033,000	5,412,000	12,053,000	11,171,000

Operating loss	(365,000)	(1,304,000)	(2,074,000)	(3,115,000)

Other income	-	8,000	-	8,000
Interest income (expense), net	(449,000)	(385,000)	(852,000)	(713,000)

Net loss	$(814,000)	$(1,681,000)	$(2,926,000)	$(3,820,000)

Net loss per share - basic and diluted	$(0.05)	$(0.10)	$(0.18)	$(0.24)

Weighted average number of common shares outstanding - basic and diluted	16,516,700	16,020,183	16,495,727	16,008,740

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock		Additional
	Shares	Capital Stock Amount	Paid-in Capital	Accumulated Deficit	Total
Balance at June 30, 2023	16,462,215	$16,000	$98,086,000	$(88,555,000)	$9,547,000

Issuance of common stock – exercised options and warrants	16,022	-	-	-	-
Stock-based compensation	-	-	276,000	-	276,000
Net loss	-	-	-	(2,112,000)	(2,112,000)
Balance at September 30, 2023	16,478,237	16,000	98,362,000	(90,667,000)	7,711,000
Issuance of common stock – exercised options and RSU settlement	54,038	1,000	(1,000)	-	-
Stock-based compensation	-	-	394,000	-	394,000
Fair value of warrants issued	-	-	92,000	-	92,000
Net loss	-	-	-	(814,000)	(814,000)
Balance at December 31, 2023	16,532,275	$17,000	$98,847,000	$(91,481,000)	$7,383,000

	Common Stock		Additional
	Shares	Capital Stock Amount	Paid-in Capital	Accumulated Deficit	Total
Balance at June 30, 2022	15,996,658	$16,000	$95,732,000	$(81,814,000)	$13,934,000

Issuance of common stock – exercised options and RSU settlement	1,678	-	-	-	-
Stock-based compensation	-	-	95,000	-	95,000
Net loss	-	-	-	(2,139,000)	(2,139,000)
Balance at September 30, 2022	15,998,336	16,000	95,827,000	(83,953,000)	11,890,000
Issuance of common stock – exercised options and RSU settlement	31,142	-	-	-	-
Stock-based compensation	-	-	209,000	-	209,000
Net loss	-	-	-	(1,681,000)	(1,681,000)
Balance at December 31, 2022	16,029,478	$16,000	$96,036,000	$(85,634,000)	$10,418,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(2,926,000)	$(3,820,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	523,000	371,000
Stock-based compensation	670,000	304,000
Fair value of warrants issued as debt issuance cost	92,000	-
Amortization of debt issuance costs	134,000	368,000
Noncash lease expense	296,000	236,000
Allowance for inventory reserve	(2,000)	135,000
Changes in operating assets and liabilities:
Accounts receivable	(3,930,000)	(1,858,000)
Inventories	715,000	(3,380,000)
Other assets	(157,000)	(17,000)
Accounts payable	286,000	6,152,000
Accrued expenses	109,000	89,000
Accrued interest	128,000	-
Office lease payable	(312,000)	(244,000)
Deferred revenue	179,000	(82,000)
Customer deposits	150,000	(146,000)
Net cash used in operating activities	(4,045,000)	(1,892,000)

Cash flows from investing activities
Purchases of equipment	(338,000)	(344,000)
Proceeds from sale of fixed assets	-	8,000
Net cash used in investing activities	(338,000)	(336,000)

Cash flows from financing activities:
Proceeds from revolving line of credit	35,868,000	30,550,000
Payment of revolving line of credit	(32,205,000)	(28,628,000)
Payment of finance leases	(75,000)	(22,000)
Net cash provided by financing activities	3,588,000	1,900,000

Net change in cash	(795,000)	(328,000)
Cash, beginning of period	2,379,000	485,000

Cash, end of period	$1,584,000	$157,000

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Initial right of use asset recognition	$-	$258,000
Common stock issued for vested RSUs	$183,000	$114,000
Supplemental cash flow information:
Interest paid	$605,000	$288,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

For the three months ended December 31, 2023 and 2022, basic and diluted weighted-average common shares outstanding were 16,516,700 and 16,020,183, respectively. For the six months ended December 31, 2023 and 2022, basic and diluted weighted-average common shares outstanding were 16,495,727 and 16,008,740, respectively. The Company incurred a net loss for the three and six months ended December 31, 2023 and 2022, and therefore, basic and diluted loss per share for the periods were the same because potential common share equivalent would have been anti-dilutive. The total potentially dilutive common shares outstanding at December 31, 2023 and 2022 that were excluded from diluted weighted-average common shares outstanding represent shares underlying outstanding stock options, RSUs, and warrants, and totaled 3,466,276 and 2,691,710, respectively.

At December 31, 2023 and 2022 potentially dilutive common shares outstanding that were excluded from diluted weighted-average common shares outstanding were as follows:

	December 31,
	2023	2022
Stock options	1,914,994	1,019,602
RSUs	138,172	216,989
Warrants	1,413,110	1,455,119

Total	3,466,276	2,691,710

Liquidity Considerations

The accompanying financial statements and notes have been prepared assuming the Company will continue as a going concern. For the six months ended December 31, 2023, the Company generated negative cash flows from operations of $4.0 million and as of December 31, 2023, the Company had an accumulated deficit of $91.5 million. Management has evaluated the Company’s expected cash requirements over the next twelve (12) months, including investments in additional sales and marketing and research and development, capital expenditures, and working capital requirements. Management believes the Company’s existing cash, expected cash from our future operations, funding available under the Gibraltar Business Capital, LLC, a Delaware limited liability company (“GBC”) senior secured revolving credit facility for up to $16.0 million (the “GBC Credit Facility”), and funding available under the subordinated line of credit for $2.0 million with Cleveland Capital, L.P. (“Cleveland”) (the “2023 Subordinated LOC”) will be sufficient to enable us to fund the planned operations for the next twelve (12) months.

Historically, the Company has not generated sufficient cash to fund its operations. Based on the Company’s existing backlog and customer orders, management anticipates increased revenues, together with the improvements in its gross margin will move it closer to profitability. The Company has made reaching profitability a top priority and has focused on improving its gross margins across the product portfolio. Initiatives past and present include improvement to sourcing, design cost reductions and management of profitable product offerings. The Company has received new orders in the twelve-month period ended December 31, 2023 of approximately $64.2 million.

As of January 31, 2024, the Company had a cash balance of $2.7 million, $6.0 million remained available under the GBC Credit Facility and $2.0 million was available for future draws under the 2023 Subordinated LOC. The Company continues to execute on a cost reduction plan, to expand sources of supplies and component parts, and to implement pricing recovery initiatives to increase gross margins and improve cash flow from operations. Unforeseen factors in the general economy beyond management’s control could potentially have negative impact on the planned gross margin improvement plan.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31, 2023	June 30, 2023
Payroll and bonus accrual	$849,000	$1,157,000
PTO accrual	486,000	412,000
Warranty liability	1,953,000	1,600,000
Other	2,000	12,000

Total accrued expenses	$3,290,000	$3,181,000

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

In addition, subject to conditions and terms set forth in the Agreement, the Company may request an increase in the Revolving Loan Commitment from time to time upon not less than 30 days’ notice to GBC which increase may be made at the sole discretion of GBC, as long as: (a) the requested increase is in a minimum amount of $1,000,000, and (b) the total increases do not exceed $5,000,000 and no more than five (5) increases are made. Outstanding principal under the GBC Credit Facility accrues interest at Secured Overnight Financing Rate (“SOFR”, as defined in the Agreement) plus five and one half of one percent (5.50%) per annum with such interest payment due monthly on the last day of the month. In the event of default, the amounts due under the Agreement bear interest at a rate per annum equal to three percent (3.0%) above the rate that is otherwise applicable to such amounts. The Company paid GBC a non-refundable closing fee for the GBC Credit Facility of $112,500 upon the execution of the Agreement. In addition, the Company is required to pay a monthly unused line fee equal to one-half of one percent (0.50%) per annum on the difference between the Revolving Loan Commitment and the average outstanding principal balance of the revolving loan(s) for such month. The obligations under the GBC Credit Facility may be prepaid in whole or in part at any time upon an exit fee of (a) two percent (2.00%) of the Revolving Loan Commitment if the obligations are paid in full during the first year after the closing date, or (b) one percent (1.00%) of the Revolving Loan Commitment if the obligations are paid in full one year after the closing date, provided, that, the exit fee will be waived if such prepayment occurs in connection with the refinancing of the obligations with Bank of America, N.A., as lender.

On November 2, 2023, the Company entered into the First Amendment to Loan and Security Agreement (the “First Amendment”) with Gibraltar Business Capital, LLC (“GBC”), which amended certain definition of the Subordinated Debt referenced in the Loan and Security Agreement dated July 28, 2023 as Subordinated Debt owed by Borrower to Cleveland Capital L.P. pursuant to that certain Subordinated Unsecured Promissory Note, dated as of November 1, 2023, in the aggregate principal amount of $2,000,000.

On January 30, 2024, the Company entered into the Second Amendment to Loan and Security Agreement (the “Second Amendment”) with GBC, which amended certain terms of the Loan and Security Agreement dated July 28, 2023, including but not limited to, (i) increasing the commitment amount from $15 million to $16 million, (ii) adding an additional non-refundable closing fee in the amount of $7,500 in cash for the increase in the commitment amount to $16 million, (iii) amending the definition of “Eligible Accounts;” and (iv) amending the EBITDA Minimum financial covenant of the Company. In consideration for the Second Amendment, the Company agreed to pay GBC a non-refundable amendment fee of $10,000 in cash. (See Note 9 – Subsequent Events)

The loans and other obligations of the Company under the GBC Credit Facility are secured by substantially all of the tangible and intangible assets of the Company (including, without limitation, intellectual property) pursuant to the terms of the Agreement and the Intellectual Property Security Agreement entered into by and among the Company and GBC on July 28, 2023. During the six months ended December 31, 2023, the Company had multiple drawdowns under the GBC Credit Facility totaling $34.5 million, inclusive of the full repayment of the SVB Credit Facility, and made multiple payments totaling $20.9 million. As of December 31, 2023, the outstanding balance under the GBC Credit Facility was approximately $13.6 million.

As of January 31, 2024, $6.0 million remained available for future borrowings under the GBC Credit Facility.

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

During the six months ended December 31, 2023, the Company had multiple Revolving LOC drawdowns totaling $1.4 million and multiple Revolving LOC payments totaling $11.3 million inclusive of the final repayment of the LOC in full.

On July 28, 2023, the Company repaid in full all principal outstanding under the SVB Credit Facility, together with all accrued and unpaid interest and related fees, with a portion of the funds from the GBC Credit Facility and terminated the Loan and Security Agreement with SVB, as amended.

NOTE 5 - RELATED PARTY DEBT AGREEMENTS

As of December 31, 2023 and June 30, 2023, the Company had no related party debt balance outstanding. Below are the activities for the Company’s related party debt agreements that existed during the periods ended December 31, 2023 and 2022.

Subordinated Line of Credit Facilities

Cleveland Capital, L.P. Credit Facility

On November 2, 2023, the Company entered into a Credit Facility Agreement (the “Credit Facility”) with Cleveland Capital, L.P., (the “Lender”). The Credit Facility provides the Company with a line of credit of up to $2,000,000 for working capital purposes (“LOC”). In connection with the LOC, the Company issued a subordinated unsecured promissory note for $2,000,000 (the “Commitment Amount”) in favor of the Lender (the “Note”).

Pursuant to the terms of the Credit Facility, the Lender agreed to make loans (each such loan, an “Advance”) up to such Lender’s Commitment Amount to the Company from time to time, until August 15, 2025 (the “Due Date”). The Note accrues interest at Secured Overnight Financing Rate plus nine percent (9%) per annum on each Advance from and after the date of disbursement of such Advance. All indebtedness, obligations and liabilities of the Company to the Lender are subject to the rights of Gibraltar Business Capital, LLC (together with its successors and assigns, “GBC”), pursuant to a Subordination Agreement dated on or about November 2, 2023, by and between the Lender and GBC (the “Subordination Agreement”). Subject to the Subordination Agreement, the Company may, from time to time, prior to the Due Date, draw down, repay, and re-borrow on the Note, by giving notice to the Lenders of the amount to be requested to be drawn down. Subject to the Subordination Agreement, the Note is payable upon the earlier of (i) the Due Date or (ii) on occurrence of an event of Default (as defined in the Note).

As consideration of the Lender’s commitment to provide the Advances to the Company, the Company issued the Lender warrants to purchase 41,196 shares of common stock (the “Warrants”) which rights are represented by a warrant certificate (“Warrant Certificate”). Subject to certain ownership limitations, the Warrants are exercisable immediately from the date of issuance, expire on the five (5) year anniversary of the date of issuance and have an exercise price of $3.24 per share. The exercise price of the Warrants is subject to certain adjustments, including stock dividends, stock splits, combinations and reclassifications of the common stock. In the event of a Triggering Event (as defined in the Warrant Certificate), the holder of the Warrants will be entitled to exercise the Warrants and receive the same amount and kind of securities, cash or property as such holder would have been entitled to receive upon the occurrence of such Triggering Event if such holder had exercised the rights represented by the Warrant Certificate immediately prior to the Triggering Event. Additionally, upon the holder’s request, the continuing or surviving corporation as a result of such Triggering Event will issue to such holder a new warrant of like tenor evidencing the right to purchase the adjusted amount of securities, cash or property and the adjusted warrant price. (See Note 6 – Stockholders’ Equity, Warrants)

2022 Subordinated LOC

On May 11, 2022, the Company entered into a Credit Facility Agreement (the “2022 Subordinated LOC”) with Cleveland, Herndon Plant Oakley, Ltd., (“HPO”), and other lenders (together with Cleveland and HPO, the “Lenders”). The 2022 Subordinated LOC provided the Company with a short-term line of credit not less than $3,000,000 and not more than $5,000,000, to be used by the Company for working capital purposes. In connection with the 2022 Subordinated LOC, the Company issued a separate subordinated unsecured promissory note in favor of each respective Lender (each promissory note, a “Note”) for each Lender’s commitment amount (each such commitment amount, a “Commitment Amount”).

Pursuant to the terms of the 2022 Subordinated LOC, each Lender severally agrees to make loans (each such loan, an “Advance”) up to such Lender’s Commitment Amount to the Company from time to time, until December 31, 2022 (the “Due Date”). On December 15, 2022, the Board of Directors of the Company elected to extend the Due Date to December 31, 2023. The Company may, from time to time, prior to the Due Date, draw down, repay, and re-borrow on the Note, by giving notice to the Lenders of the amount to be requested to be drawn down.

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

The 2022 Subordinated LOC included customary representations, warranties and covenants by the Company and the Lenders. The Company has also agreed to pay the legal fees of Cleveland’s counsel in an amount up to $10,000. In addition, each Note also provides that, upon the occurrence of a Default, at the option of the Lender, the entire outstanding principal balance, all accrued but unpaid interest and/or Late Charges (as defined in the Note) at once will become due and payable upon written notice to the Company by the Lender.

In connection with entry into the 2022 Subordinated LOC, the Company paid to each Lender a one-time commitment fee in cash equal to 3.5% of such Lender’s Commitment Amount. In addition, in consideration of the Lenders’ commitment to provide the Advances to the Company, the Company issued the Lenders five-year warrants to purchase an aggregate of 128,000 shares of common stock at an exercise price of $2.53 per share that are, subject to certain ownership limitations, exercisable immediately (the “Warrants”) (the number of warrants issued to each Lender is equal to the product of (i) 160,000 shares of common stock multiplied by (ii) the ratio represented by each Lender’s Commitment Amount divided by the $5,000,000).

Pursuant to a selling agreement, dated as of May 11, 2022, the Company retained HPO as its placement agent in connection with the Subordinated LOC. As compensation for services rendered in conjunction with the Subordinated LOC, the Company paid HPO a finder fee equal to 3% of the Commitment Amount from each such Lender placed by HPO in cash.

On November 2, 2023, the 2022 Subordinated LOC was terminated. As of December 31, 2023, the outstanding balance under the 2022 Subordinated LOC was $0.

NOTE 6 - STOCKHOLDERS’ EQUITY

At-The-Market (“ATM”) Offering

On December 21, 2020 the Company entered into a Sales Agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC (“HCW”) to sell shares of its common stock, par value $0.001 (the “Common Stock”) from time to time, through an “at-the-market offering” program (the “ATM Offering”).

From December 21, 2020 through October 5, 2023, the Company sold an aggregate of 1,524,873 shares of common stock at an average price of $10.45 per share for gross proceeds of approximately $15.9 million under the ATM Offering. The Company received net proceeds of approximately $15.3 million, net of commissions and other offering related expenses.

On October 5, 2023, the Company terminated the Sales Agreement with HCW pursuant to the terms of the Sales Agreement.

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

In May 2022 and in conjunction with the entry into a credit facility with the Lenders, the Company issued five-year warrants to the Lenders to purchase up to 128,000 shares of the Company’s common stock at an exercise price of $2.53 per share and had a fair value of approximately $173,000.

In June 2022 and in conjunction with the entry into the Second Amendment to Loan and Security Agreement with SVB, the Company issued twelve-year warrants to SVB and its designee, SVB Financial Group, to purchase up to 40,806 shares of the Company’s common stock at an exercise price of $2.23 per share and had a fair value of approximately $80,000.

In November 2023 and in conjunction with the entry into a credit facility with Cleveland Capital, L.P., the Company issued five-year warrants to Cleveland Capital, L.P. to purchase up to 41,196 shares of the Company’s common stock at an exercise price of $3.24 per share and had a fair value of approximately $92,000.

Warrant detail for the six months ended December 31, 2023 is reflected below:

	Number of Warrants	Weighted Average Exercise Price Per Warrant	Weighted Average Remaining Contract Term (# years)
Warrants outstanding and exercisable at June 30, 2023	1,455,119	$6.10
Warrants issued	41,196	3.24
Warrants exercised	(83,205)	$4.00
Warrants outstanding and exercisable at December 31, 2023	1,413,110	$6.14	2.98

Warrant detail for the six months ended December 31, 2022 is reflected below:

	Number of Warrants	Weighted Average Exercise Price Per Warrant	Weighted Average Remaining Contract Term (# years)
Warrants outstanding and exercisable at June 30, 2022	1,455,119	$6.10
Warrants issued	-	$-
Warrants exercised	-	-
Warrants outstanding and exercisable at December 31, 2022	1,455,119	$6.10	3.73

The Company uses the Black-Scholes valuation model to calculate the fair value of warrants. The fair value of warrants was measured at the issuance date using the assumptions in the table below:

	Six Months Ended December 31,
	2023	2022(1)
Expected volatility	83.7%	*
Risk free interest rate	4.65%	*
Dividend yield	0%	0%
Expected term (years)	5.00	*

(1)	No warrants were issued during the six months ended December 31, 2022.

Stock Options

In connection with the reverse acquisition of Flux Power, Inc. in 2012, the Company assumed the 2010 Plan. As of December 31, 2023, there was no common stock outstanding under the 2010 Plan. No additional options may be granted under the 2010 Plan.

On February 17, 2015 the Company’s stockholders approved the 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan offers certain employees, directors, and consultants the opportunity to acquire the Company’s common stock subject to vesting requirements and serves to encourage such persons to remain employed by the Company and to attract new employees. The 2014 Plan allows for the award of the Company’s common stock and stock options, up to 1,000,000 shares of the Company’s common stock. As of December 31, 2023, no shares of the Company’s common stock were available for future grants under the 2014 Plan.

On April 29, 2021, the Company’s stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan authorizes the issuance of awards for up to 2,000,000 shares of common stock in the form of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock units, restricted stock awards and unrestricted stock awards to officers, directors and employees of, and consultants and advisors to, the Company or its affiliates. As of December 31, 2023, 717,055 shares of the Company’s common stock were available for future grants under the 2021 Plan.

On October 31, 2022, the Board of Directors authorized a total of 624,441 stock options to be granted under the Company’s 2014 Plan and 2021 Plan.

On October 20, 2023, the Board of Directors authorized a total of 985,148 stock options to be granted under the Company’s 2014 Plan and 2021 Plan.

Activity in the Company’s stock options during the six months ended December 31, 2023 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2023	969,434	$6.45
Granted	979,204	$3.36
Exercised	-	$-
Forfeited and cancelled	(33,644)	$7.71
Outstanding at December 31, 2023	1,914,994	$4.85	8.45
Exercisable at December 31, 2023	517,493	$8.82	5.57

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

Activity in RSUs during the six months ended December 31, 2023 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Grant date Fair Value	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2023	193,749	$6.09
Granted	-	$-
Vested and settled	(54,038)	$7.27
Forfeited and cancelled	(1,539)	$5.75
Outstanding at December 31, 2023	138,172	$5.63	0.55

Activity in RSUs during the six months ended December 31, 2022 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Grant date Fair Value	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2022	304,221	$6.06
Granted	5,034	$2.70
Vested and settled	(32,248)	$3.49
Forfeited and cancelled	(60,018)	$6.51
Outstanding at December 31, 2022	216,989	$5.92	1.07

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

There was no stock purchased under the 2023 ESPP during the six months ended December 31, 2023.

Stock-based Compensation

Stock-based compensation expense for the three and six months ended December 31, 2023 and 2022 represents the estimated fair value of stock options and RSUs at the time of grant amortized under the straight-line method over the expected vesting period and reduced for estimated forfeitures of options and RSUs. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from original estimates. At December 31, 2023, the aggregate intrinsic value of exercisable stock options was approximately $96,000.

The following table summarizes stock-based compensation expense for employee and non-employee stock option and RSU grants:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Research and development	$80,000	$43,000	$140,000	$69,000
Selling and administrative	314,000	166,000	530,000	235,000
Total stock-based compensation expense	$394,000	$209,000	$670,000	$304,000

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. The fair value of stock options was measured at the grant date using the assumptions (annualized percentages) in the table below:

	Six Months Ended December 31,
	2023	2022
Expected volatility	116.41%	90.12%
Risk free interest rate	4.90%	4.21%
Forfeiture rate	20%	20%
Dividend yield	0%	0%
Expected term (years)	6.00	6.25%

At December 31, 2023, the unamortized stock-based compensation expense related to outstanding stock options and RSUs was approximately $3,627,000 and $350,000, respectively, and these amounts are expected to be expensed over the weighted-average remaining recognition period of 1.87 years and 0.67 years, respectively.

NOTE 7 - CONCENTRATIONS

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and unsecured trade accounts receivable. The Company maintains cash balances in non-interest bearing bank deposit accounts at a California commercial bank. The Company’s cash balance at this institution is secured by the Federal Deposit Insurance Corporation up to $250,000. As of December 31, 2023 and June 30, 2023, the cash balance was approximately $1,584,000 and $2,379,000, respectively.

The Company has not experienced any losses in such accounts. Management believes that the Company is not exposed to any significant credit risk with respect to its cash.

Customer Concentrations

During the three months ended December 31, 2023, the Company had three (3) major customers that each represented more than 10% of revenues on an individual basis, and together represented approximately $11,234,000 or 61% of total revenues. During the six months ended December 31, 2023, the Company had four (4) major customers that each represented more than 10% of revenues on an individual basis, and together represented approximately $24,068,000 or 73% of total revenues.

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

Suppliers/Vendor Concentrations

The Company obtains several components and supplies included in its products from a group of suppliers. During the three months ended December 31, 2023, the Company had one (1) supplier that accounted for more than 10% of total purchases and represented approximately $3,674,000 or 30% of total purchases. During the six months ended December 31, 2023, the Company had one (1) supplier that accounted for more than 10% of total purchases and represented approximately $6,965,000 or 29% of total purchases.

During the three months ended December 31, 2022, the Company had one (1) supplier that accounted for more than 10% of total purchases and represented approximately $4,992,000 or 32% of total purchases. During the six months ended December 31, 2022, the Company had one (1) supplier that accounted for more than 10% of total purchases and represented approximately $9,149,000 or 29% of total purchases.

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

Total rent expense was approximately $235,000 and $216,000 for the three months ended December 31, 2023 and 2022, respectively. Total rent expense was approximately $473,000 and $439,000 for the six months ended December 31, 2023 and 2022, respectively.

Finance Leases

The Company’s leased properties as of December 31, 2023 are as follows:

Lease Date	Property Leased	Lease Term (months)	Commencement Date	Monthly Lease Payment(1)

9/2/2022	Vehicle	60	9/10/2022	$1,100
10/17/2022	Manufacturing equipment	36	10/17/2022	$5,500
1/24/2023	Manufacturing equipment	36	1/24/2023	$6,700
3/2/2023	Manufacturing equipment	36	3/2/2023	$1,000

(1)	Excludes sales tax and other fees.

Lease costs are amortized on a straight-line basis over their respective lease terms. Depreciation expense related to leased assets was approximately $38,000 and $18,000 for the three months ended December 31, 2023 and 2022, respectively. Depreciation expense related to leased assets was approximately $77,000 and $18,000 for the six months ended December 31, 2023 and 2022, respectively. Interest expense on leased liabilities was approximately $8,000 and $5,000 for the three months ended December 31, 2023 and 2022, respectively. Interest expense on leased liabilities was approximately $13,000 and $5,000 for the six months ended December 31, 2023 and 2022, respectively.

The Future Minimum Lease Payments as of December 31, 2023 are as follows:

	Operating Leases	Finance Leases
Year Ending June 30,
2024 (remaining six months)	$430,000	$86,000
2025	883,000	173,000
2026	910,000	85,000
2027	433,000	15,000
2028	64,000	21,000
Total Future Minimum Lease Payments	2,720,000	380,000

Less: discount	(333,000)	(39,000)
Total lease liability	$2,387,000	$341,000

NOTE 9 - SUBSEQUENT EVENTS

On January 30, 2024, the Company entered into the Second Amendment with GBC, which amended certain terms of the Loan and Security Agreement dated July 28, 2023, including but not limited to, (i) increasing the commitment amount from $15 million to $16 million, (ii) adding an additional non-refundable closing fee in the amount of $7,500 in cash for the increase in the commitment amount to $16 million, (iii) amending the definition of “Eligible Accounts;” and (iv) amending the EBITDA Minimum financial covenant of the Company. In consideration for the Second Amendment, the Company agreed to pay GBC a non-refundable amendment fee of $10,000 in cash.

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

The following table summarizes the new orders, shipments, and backlog activities for the last six (6) fiscal quarters:

Fiscal Quarter Ended	Beginning Backlog	New Orders	Shipments	Ending Backlog
September 30, 2022	$35,020,000	$9,678,000	$17,840,000	$26,858,000
December 31, 2022	$26,858,000	$20,652,000	$17,158,000	$30,352,000
March 31, 2023	$30,352,000	$9,751,000	$15,087,000	$25,016,000
June 30, 2023	$25,016,000	$19,780,000	$16,252,000	$28,544,000
September 30, 2023	$28,544,000	$8,102,000	$14,797,000	$21,849,000
December 31, 2023	$21,849,000	$26,552,000	$18,344,000	$30,057,000

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

As of February 1, 2024, our order backlog was approximately $29.7 million.

Business Updates

We continue to experience some deferrals of new Flux packs due to corresponding deferrals of forklifts of selected large customer fleets. There have been very few cancellations of purchase orders, but some orders have been delayed to the July – December 2024 period. Some customers have continued to provide “indications” of ordering our battery packs into 2025 and 2026, reflecting a lengthening of the OEM planning horizon. Causal rationale for delays are speculative and not definitive, but some feedback reflects concerns over the economy and the uncertainty of interest rates. The impact of deferrals has required additional selling strategies to maintain our sales trajectory.

We have seen modest improvements in our sourcing and purchasing activity, reflecting our efforts to expand and optimize our vendor strategy. Additional improvements include more secondary sources to minimize stock-outs and control delivery times, as evidenced in our maintaining inventory levels despite higher growth.

Recent Corporate Developments

On January 30, 2024, the Company entered into the Second Amendment to Loan and Security Agreement (the “Second Amendment”) with Gibraltar Business Capital, LLC (“GBC”), which amended certain terms of the Loan and Security Agreement dated July 28, 2023, including but not limited to, (i) increasing the commitment amount from $15 million to $16 million, (ii) adding an additional non-refundable closing fee in the amount of $7,500 in cash for the increase in the commitment amount to $16 million, (iii) amending the definition of “Eligible Accounts;” and (iv) amending the EBITDA Minimum financial covenant of the Company. In consideration for the Second Amendment, the Company agreed to pay GBC a non-refundable amendment fee of $10,000 in cash. Our credit line with Gibraltar provides for expansion up to $20 million.

Segment and Related Information

We operate as a single reportable segment.

Results of Operations and Financial Condition

The following table represents our unaudited condensed consolidated statement of operations for the three months ended December 31, 2023 and December 31, 2022.

	Three Months Ended December 31,
	2023		2022
	$	% of Revenues	$	% of Revenues

Revenues	$18,344,000	100%	$17,158,000	100%
Cost of sales	12,676,000	69%	13,050,000	76%
Gross profit	5,668,000	31%	4,108,000	24%

Operating expenses:
Selling and administrative	4,593,000	25%	4,250,000	25%
Research and development	1,440,000	8%	1,162,000	7%
Total operating expenses	6,033,000	33%	5,412,000	32%

Operating loss	(365,000)	-2%	(1,304,000)	-8%

Other income	-	0%	8,000	0%
Interest income (expense), net	(449,000)	-2%	(385,000)	-2%

Net loss	$(814,000)	-4%	$(1,681,000)	-10%

Revenues

Revenues for the quarter ended December 31, 2023, increased by $1,186,000 or 7% to $18,344,000, compared to $17,158,000 for the quarter ended December 31, 2022. The increase in revenues was due to higher number of units of energy storage packs sold during the quarter ended December 31, 2023, as well as price increases for certain energy storage units sold.

Cost of Sales

Cost of sales for the quarter ended December 31, 2023, decreased by $374,000, or 3%, to $12,676,000 compared to $13,050,000 for the quarter ended December 31, 2022. The decrease in cost of sales was directly associated with lower average cost of sales per unit achieved during the current quarter as a result of our gross margin improvement initiatives, partially offset by increases in cost of sales proportionately as a result of higher number of units of energy storage packs sold during the current quarter. Cost of sales as a percent of revenues for the quarter ended December 31, 2023 was 69%, an improvement of 7 percentage points compared to 76% for the quarter ended December 31, 2022.

Gross Profit

Gross profit for the quarter ended December 31, 2023 increased by $1,560,000 or 38%, to $5,668,000 compared to $4,108,000 for the quarter ended December 31, 2022. The gross profit margin (gross profit as a percent of revenues) increased to 31% for the quarter ended December 31, 2023 compared to 24% for the quarter ended December 31, 2022. Gross profit margin improved by 700 basis points as a result of lower average cost of sales per unit achieved during the quarter ended December 31, 2023 as a result of our gross margin improvement initiatives and the revenue growth during the quarter.

Selling and Administrative Expenses

Selling and administrative expenses for the quarter ended December 31, 2023 increased by $343,000 or 8%, to $4,593,000 compared to $4,250,000 for the quarter ended December 31, 2022. The increase was primarily attributable to higher staff related expenses and increases in depreciation expense, professional service fees, stock-based compensation, outbound shipping costs, and travel expenses, partially offset by decreases in sales commissions, recruiting costs, training expenses, and consulting fees.

Research and Development Expense

Research and development expenses for the quarter ended December 31, 2023 increased by $278,000 or 24%, to $1,440,000 compared to $1,162,000 for the quarter ended December 31, 2022. Such expenses consisted primarily of materials, supplies, salaries and personnel related expenses, product testing, consulting, and other expenses associated with revisions to existing product designs and new product development. The increase in research and development expenses was primarily due to higher staff related expenses, stock-based compensation, travel expenses, and general research and development costs, partially offset by a decrease in equipment rental fees.

Interest Expense, net

Interest expense for the quarter ended December 31, 2023 increased by $64,000 or 17% to $449,000 compared to $385,000 for the quarter ended December 31, 2022. The increase in interest expense was primarily related to higher balances outstanding under our credit facilities. The interest expense for the quarter ended December 31, 2023 and 2022 included additional interest expense of $54,000 and $197,000, respectively, representing the amortization of debt issuance costs related to our existing credit facilities. In addition, approximately $15,000 of other financing costs were included in interest expense during the quarter ended December 31, 2023.

Net Loss

Net loss for the quarter ended December 31, 2023 improved by $867,000 or 52%, to $814,000 as compared to $1,681,000 for the quarter ended December 31, 2022. The decrease in net loss for the three months ended December 31, 2023 was primarily attributable to increased gross profit, offset by increases in operating expenses and interest expense.

The following table represents our unaudited condensed consolidated statement of operations for the six months ended December 31, 2023 and December 31, 2022.

	Six Months Ended December 31,
	2023		2022
	$	% of Revenues	$	% of Revenues

Revenues	$33,141,000	100%	$34,998,000	100%
Cost of sales	23,162,000	70%	26,942,000	77%
Gross profit	9,979,000	30%	8,056,000	23%

Operating expenses:
Selling and administrative	9,318,000	28%	8,786,000	25%
Research and development	2,735,000	8%	2,385,000	7%
Total operating expenses	12,053,000	36%	11,171,000	32%

Operating loss	(2,074,000)	-6%	(3,115,000)	-9%

Other income	-	0%	8,000	0%
Interest income (expense), net	(852,000)	-3%	(713,000)	-2%

Net loss	$(2,926,000)	-9%	$(3,820,000)	-11%

Revenues

Revenues for the six months ended December 31, 2023, decreased by $1,857,000 or 5% to $33,141,000, compared to $34,998,000 for the six months ended December 31, 2022. The decrease in revenues was due to lower revenue during the first half of the six months ended December 31, 2023 resulted from lower unit sales stemming from delays in the delivery of forklifts earlier this fiscal year and a larger mix of lower capacity models, which was partially offset by stronger revenue achieved during the. second quarter

Cost of Sales

Cost of sales for the six months ended December 31, 2023, decreased by $3,780,000, or 14%, to $23,162,000 compared to $26,942,000 for the six months ended December 31, 2022. The decrease in cost of sales was directly associated with lower average cost of sales per unit achieved during the current period as a result of our gross margin improvement initiatives. Cost of sales as a percent of revenues for the six months ended December 31, 2023 was 70%, an improvement of 7 percentage points compared to 77% for the six months ended December 31, 2022.

Gross Profit

Gross profit for the six months ended December 31, 2023 increased by $1,923,000 or 24%, to $9,979,000 compared to $8,056,000 for the six months ended December 31, 2022. The gross profit margin (gross profit as a percent of revenues) increased to 30% for the six months ended December 31, 2023 compared to 23% for the six months ended December 31, 2022. Gross profit margin improved by 700 basis points as a result of lower average cost of sales per unit achieved during the six months ended December 31, 2023 as a result of our gross margin improvement initiatives, partially offset by slight revenue decrease during the period.

Selling and Administrative Expenses

Selling and administrative expenses for the six months ended December 31, 2023 increased by $532,000 or 6%, to $9,318,000 compared to $8,786,000 for the six months ended December 31, 2022. The increase was primarily attributable to higher staff related expenses and increases in depreciation expense, professional service fees, stock-based compensation, recruiting costs, and travel expenses, partially offset by decreases in sales commissions, training expenses, and consulting fees.

Research and Development Expense

Research and development expenses for the six months ended December 31, 2023 increased by $350,000 or 15%, to $2,735,000 compared to $2,385,000 for the six months ended December 31, 2022. Such expenses consisted primarily of materials, supplies, salaries and personnel related expenses, product testing, consulting, and other expenses associated with revisions to existing product designs and new product development. The increase in research and development expenses was primarily due to higher staff related expenses, stock-based compensation, and travel expenses, partially offset by decreases in equipment rental fees and general research and development costs.

Interest Expense, net

Interest expense, net for the six months ended December 31, 2023 increased by $139,000 or 19% to $852,000 compared to $713,000 for the six months ended December 31, 2022. The increase in interest expense was primarily related to higher balances outstanding under our credit facilities. The interest expense for the six months ended December 31, 2023 and 2022 included additional interest expense of $134,000 and $426,000, respectively, representing the amortization of debt issuance costs related to our existing credit facilities. In addition, approximately $64,000 of other financing costs were included in interest expense during the six months ended December 31, 2023.

Net Loss

Net loss for the six months ended December 31, 2023 improved by $894,000 or 23%, to $2,926,000 as compared to $3,820,000 for the six months ended December 31, 2022. The decrease in net loss for the six months ended December 31, 2023 was primarily attributable to increased gross profit, offset by increases in operating expenses and interest expense.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA is calculated by taking net income and adding back the expenses related to interest, income taxes, depreciation, amortization, and stock-based compensation, each of which has been calculated in accordance with GAAP. Adjusted EBITDA was $291,000 for the three months ended December 31, 2023 and improved by $1,179,000 from a loss of $888,000 for the three months ended December 31, 2022. Adjusted EBITDA was a loss of approximately $881,000 for the six months ended December 31, 2023 and improved by $1,551,000 from a loss of $2,432,000 for the six months ended December 31, 2022.

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

A reconciliation of our Adjusted EBITDA to net loss is included in the table below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Net loss	$(814,000)	$(1,681,000)	$(2,926,000)	$(3,820,000)
Add/Subtract:
Interest, net	449,000	385,000	852,000	713,000
Depreciation and amortization	262,000	199,000	523,000	371,000
EBITDA	(103,000)	(1,097,000)	(1,551,000)	(2,736,000)
Add/Subtract:
Stock-based compensation	394,000	209,000	670,000	304,000
Adjusted EBITDA	$291,000	$(888,000)	$(881,000)	$(2,432,000)

Liquidity and Capital Resources

Overview

For the six months ended December 31, 2023, the Company generated negative cash flows from operations of $4.0 million, and as of December 31, 2023, the Company had an accumulated deficit of $91.5 million. To date our business has not generated sufficient cash to fund our operations. However, given our existing backlog, we anticipate that revenue growth coupled with improvement in our gross margin will move us closer to profitability and improve our cash flow. Our gross margin improvement plan includes, but is not limited to, efforts to drive bill of material costs down while increasing the price of our products for new orders. We have received new orders during the twelve (12) months period ended December 31, 2023, of approximately $64.2 million.

As of January 31, 2024, we believe that our existing cash balance of $2.7 million, the $6.0 million available under our $16.0 million GBC Credit Facility and the $2.0 million available for future draws under our 2023 Subordinated LOC along with the expected cash from our future operations will enable us to fund our planned operations for the next twelve (12) months. See “Future Liquidity Needs” below.

Cash Flows

Cash Flow Summary

	Six Months Ended December 31,
	2023	2022

Net cash used in operating activities	$(4,045,000)	$(1,892,000)
Net cash used in investing activities	(338,000)	(336,000)
Net cash provided by financing activities	3,588,000	1,900,000
Net change in cash	$(795,000)	$(328,000)

Operating Activities

Net cash used in operating activities was $4,045,000 for the six months ended December 31, 2023, compared to net cash used in operating activities of $1,892,000 for the six months ended December 31, 2022, primarily reflecting increases in working capital requirements. The primary usages of cash for the six months ended December 31, 2023 were the net loss of $2,926,000 and increases in accounts receivable, and other assets and decreases in office lease payable, that were partially offset by non-cash operating costs, and increases in accounts payable, accrued expenses, deferred revenue, customer deposits, and accrued interest and a decrease in inventory. The primary usages of cash for the six months ended December 31, 2022 were the net loss of $3,820,000 and increases in accounts receivable, inventory, and other assets, and decreases in deferred revenue, customer deposits and office lease payable, that were partially offset by non-cash operating costs, and increases in accounts payable and accrued expenses.

Investing Activities

Net cash used in investing activities was $338,000 for the six months ended December 31, 2023 and consisted primarily of the costs of internal software development and other capital equipment.

Net cash used in investing activities was $336,000 for the six months ended December 31, 2022 and consisted primarily of the costs of internal software development and other capital equipment.

Financing Activities

Net cash provided by financing activities was $3,588,000 for the six months ended December 31, 2023, which primarily consisted of $3,663,000 in net borrowing under the GBC Credit Facility and SVB Credit Facility.

Net cash provided by financing activities was $1,900,000 for the six months ended December 31, 2022, mainly representing net borrowings under the SVB Credit Facility during six months ended December 31, 2022.

Future Liquidity Needs

We have evaluated our expected cash requirements over the next twelve (12) months, which include, but are not limited to, investments in additional sales and marketing and research and development, capital expenditures, and working capital requirements. As of January 31, 2024, we believe that our existing cash of approximately $2.7 million, expected cash from our future operations, funding available under our GBC Credit Facility, under which $6.0 million is currently available, and funds available under our 2023 Subordinated LOC of up to $2.0 million will enable us to fund our planned operations for at least the next twelve (12) months. In addition, to support our operations and anticipated growth, we intend to continue to explore alternatives to secure additional capital from a variety of current and new sources including, but not limited to, sales of our equity securities. We also continue to execute our cost reduction, sourcing, pricing recovery initiatives in efforts to increase our gross margins and improve cash flow from operations.

Although management believes that our existing cash, cash from our future operations, together with the additional funding sources currently available to us under the lines of credit will be sufficient to fund planned operations for the next twelve (12) months, this is dependent on our ability to successfully maintain and draw on our credit facilities. Our ability to draw funds from the GBC Credit Facility is subject to certain restrictions and covenants. If we are unable to meet the conditions provided in the loan documents, the funds will not be available to us. In addition, should there be any delays in the receipts of key component parts, due in part to supply change disruptions, our ability to fulfil the backlog of sales orders will be negatively impacted resulting in lower availability of cash resources from operations. In that event, we may be required to raise additional funds by issuing equity or convertible debt securities. If such funds are not available when required, management will be required to curtail investments in additional sales and marketing and product development, which may have a material adverse effect on future cash flows and results of operations. In addition, any unforeseen factors in the general economy beyond management’s control could potentially have a negative impact on the planned gross margin improvement plan.

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

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and subsequent guidance prepared by the Commission specifically for smaller public companies as of December 31, 2023. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2023 due to an identified material weakness as a result of not having sufficient personnel resources with technical accounting expertise related to certain aspects of the financial reporting process. Management intends to implement measures designed to improve our internal control over financial reporting to remediate material weaknesses, including the use of third-party consultants and accounting experts.

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

Changes in Internal Control Over Financial Reporting

Except as discussed above, there have been no changes in the Company’s internal controls over financial reporting during the fiscal quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information required by Item 701 of Regulation S-K as to all unregistered equity securities of the registrant sold by the registrant during the period covered by the report have previously been included in a Current Report on Form 8-K filed with the SEC.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

Insider Trading Arrangements and Policies

On October 30, 2023, Esenjay Investments, LLC, a Delaware limited liability company, of which Michael Johnson is its sole director and beneficial owner and a member of our Board of Directors, terminated a pre-existing “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K) to sell shares of the Company’s common stock (the “Esenjay Plan”). The Esenjay Plan was originally entered into on February 16, 2023 and contemplated the sale of up to 625,384 shares of the Company’s Common Stock between February 24, 2023 to December 31, 2023, subject to any applicable volume limitations and during an authorized sales period. The Esenjay Plan was intended to satisfy the affirmative defense Rule of 10b5-1(c). 166,089 shares were sold under the Plan prior to its termination in accordance with its terms.

Other than disclosed above, no other officer or director adopted, modified or terminated a Rule 10b5-1 trading arrangement or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K) during the three months ended December 31, 2023.

ITEM 6 - EXHIBITS

The following exhibits are filed as part of this Report.

Exhibit No.	Description
4.1	Form of Warrant (Cleveland) (1)
10.1	Credit Facility Agreement (Cleveland) Agreement(1)
10.2	Form of Subordinated Unsecured Promissory Note (Cleveland)(1)
10.3	Amended and Restated Annual Bonus Plan(2)
31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.*
31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.*
32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.*
32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.*
101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File, formatted in Inline XBRL (included as Exhibit 101)

*	Filed herewith
(1)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on November 3, 2023.
(2)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on October 24, 2023

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Flux Power Holdings, Inc.

Date: February 8, 2024	By:	/s/ Ronald F. Dutt
Ronald F. Dutt
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Charles A. Scheiwe
Charles A. Scheiwe
Chief Financial Officer
(Principal Financial Officer)

