Form 10-Q
period 2024-03-31
Flux Power Holdings, Inc.
filed 2024-05-13
CIK 1083743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Yes ☐ No ☒

The number of shares of registrant’s common stock outstanding as of May 3, 2024 was 16,682,465.

FLUX POWER HOLDINGS, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2024

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

Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements include, among other things, statements relating to:

●	our ability to continue as a going concern;

●	our ability to secure sufficient funding to support our current and proposed operations;

●	our ability to manage our working capital requirements efficiently;

●	our ability to modify the financial covenants terms and to comply with the financial covenants and the other terms of our existing credit facility with Gibraltar Business Capital, LLC to obtain the necessary funds to meet our operating cash requirements;

●	our ability to remediate our material weakness and maintain effective internal control over financial reporting, disclosures and procedures;

●	our ability to obtain raw materials and other supplies for our products at existing or competitive prices and on a timely basis;

●	our ability to devise and implement selling strategies to reach our projected sales targets in light of recent deferral of customer orders;

●	our anticipated growth strategies and our ability to manage the expansion of our business operations effectively;

●	our ability to maintain or increase our market share in the competitive markets in which we do business;

●	our ability to grow our revenue, increase our gross profit margin and become a profitable business;

●	our ability to fulfill our backlog of open sales orders while experiencing delays in the receipt of key component parts and other potential manufacturing disruptions;

●	our ability to keep up with rapidly changing technologies and evolving industry standards, including our ability to achieve technological advances;

●	our dependence on the growth in demand for our products;

●	our ability to compete with larger companies with far greater resources than us;

●	our ability to shift to new suppliers and incorporate new component parts into our products in a manner that is not disruptive to our business;

●	our ability to obtain and maintain UL Listings and OEM approvals for our energy storage solutions;

●	our ability to diversify our product mix and introduce new products while maintaining quality standards and reliable product support;

●	our ability to identify and capture new market opportunities;

●	our ability to attract and retain skilled labor given the competitive labor market;

●	our ability to source our needs for machinery, parts, and raw materials economically;

●	our ability to retain key members of our senior management; and

●	our dependence on our major customers.

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

PART I - Financial Information

Item 1. Financial Statements

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2024	June 30, 2023
ASSETS

Current assets:
Cash	$1,250,000	$2,379,000
Accounts receivable	10,404,000	8,649,000
Inventories, net	20,174,000	18,996,000
Other current assets	840,000	918,000
Total current assets	32,668,000	30,942,000
Right of use assets	2,291,000	2,854,000
Property, plant and equipment, net	1,705,000	1,789,000
Other assets	118,000	120,000

Total assets	$36,782,000	$35,705,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$11,050,000	$9,735,000
Accrued expenses	3,645,000	3,181,000
Line of credit	13,645,000	9,912,000
Deferred revenue	343,000	131,000
Customer deposits	18,000	82,000
Finance lease payable, current portion	153,000	143,000
Office lease payable, current portion	712,000	644,000
Accrued interest	136,000	2,000
Total current liabilities	29,702,000	23,830,000
Office lease payable, less current portion	1,511,000	2,055,000
Finance lease payable, less current portion	153,000	273,000

Total liabilities	31,366,000	26,158,000

Stockholders’ equity:

Preferred stock, $0.001 par value; 500,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 30,000,000 shares authorized; 16,599,683 and 16,462,215 shares issued and outstanding at March 31, 2024 and June 30, 2023, respectively	17,000	16,000
Additional paid-in-capital	99,520,000	98,086,000
Accumulated deficit	(94,121,000)	(88,555,000)

Total stockholders’ equity	5,416,000	9,547,000

Total liabilities and stockholders’ equity	$36,782,000	$35,705,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Revenues	$14,457,000	$15,087,000	$47,598,000	$50,085,000
Cost of sales	10,067,000	10,368,000	33,229,000	37,310,000

Gross profit	4,390,000	4,719,000	14,369,000	12,775,000

Operating expenses:
Selling and administrative	5,311,000	4,724,000	14,629,000	13,510,000
Research and development	1,286,000	1,182,000	4,021,000	3,567,000
Total operating expenses	6,597,000	5,906,000	18,650,000	17,077,000

Operating loss	(2,207,000)	(1,187,000)	(4,281,000)	(4,302,000)

Other income	-	-	-	8,000
Interest income (expense), net	(433,000)	(258,000)	(1,285,000)	(971,000)

Net loss	$(2,640,000)	$(1,445,000)	$(5,566,000)	$(5,265,000)

Net loss per share - basic and diluted	$(0.16)	$(0.09)	$(0.34)	$(0.33)

Weighted average number of common shares outstanding - basic and diluted	16,538,998	16,048,054	16,510,046	16,021,653

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock		Additional
	Shares	Capital Stock Amount	Paid-in Capital	Accumulated Deficit	Total
Balance at June 30, 2023	16,462,215	$16,000	$98,086,000	$(88,555,000)	$9,547,000

Issuance of common stock – exercised options and warrants	16,022	-	-	-	-
Stock-based compensation	-	-	276,000	-	276,000
Net loss	-	-	-	(2,112,000)	(2,112,000)
Balance at September 30, 2023	16,478,237	16,000	98,362,000	(90,667,000)	7,711,000
Issuance of common stock – exercised options and RSU settlement	54,038	1,000	(1,000)	-	-
Stock-based compensation	-	-	394,000	-	394,000
Fair value of warrants issued	-	-	92,000	-	92,000
Net loss	-	-	-	(814,000)	(814,000)
Balance at December 31, 2023	16,532,275	17,000	98,847,000	(91,481,000)	7,383,000
Issuance of common stock – exercised options and RSU settlement	29,865	-	5,000	-	5,000
Issuance of common stock – ESPP	37,543	-	105,000	-	105,000
Stock-based compensation	-	-	563,000	-	563,000
Net loss	-	-	-	(2,640,000)	(2,640,000)
Balance at March 31, 2024	16,599,683	$17,000	$99,520,000	$(94,121,000)	$5,416,000

	Common Stock		Additional
	Shares	Capital Stock Amount	Paid-in Capital	Accumulated Deficit	Total
Balance at June 30, 2022	15,996,658	$16,000	$95,732,000	$(81,814,000)	$13,934,000

Issuance of common stock – exercised options and RSU settlement	1,678	-	-	-	-
Stock-based compensation	-	-	95,000	-	95,000
Net loss	-	-	-	(2,139,000)	(2,139,000)
Balance at September 30, 2022	15,998,336	16,000	95,827,000	(83,953,000)	11,890,000
Issuance of common stock – exercised options and RSU settlement	31,142	-	-	-	-
Stock-based compensation	-	-	209,000	-	209,000
Net loss	-	-	-	(1,681,000)	(1,681,000)
Balance at December 31, 2022	16,029,478	16,000	96,036,000	(85,634,000)	10,418,000
Issuance of common stock – public offering, net of costs	126,954	-	697,000	-	697,000
Stock-based compensation	-	-	235,000	-	235,000
Net loss	-	-	-	(1,445,000)	(1,445,000)
Balance at March 31, 2023	16,156,432	$16,000	$96,968,000	$(87,079,000)	$9,905,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(5,566,000)	$(5,265,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	787,000	647,000
Stock-based compensation	1,233,000	539,000
Fair value of warrants issued as debt issuance cost	92,000	-
Amortization of debt issuance costs	161,000	445,000
Noncash lease expense	448,000	370,000
Allowance for inventory reserve	13,000	214,000
Changes in operating assets and liabilities:
Accounts receivable	(1,755,000)	(1,244,000)
Inventories	(1,191,000)	(4,911,000)
Other assets	(81,000)	11,000
Accounts payable	1,315,000	4,182,000
Accrued expenses	464,000	395,000
Accrued interest	134,000	2,000
Office lease payable	(476,000)	(379,000)
Deferred revenue	212,000	(163,000)
Customer deposits	(64,000)	(40,000)
Net cash used in operating activities	(4,274,000)	(5,197,000)

Cash flows from investing activities
Purchases of equipment	(588,000)	(753,000)
Proceeds from sale of equipment	-	8,000
Net cash used in investing activities	(588,000)	(745,000)

Cash flows from financing activities:
Proceeds from issuance of common stock in public offering, net of offering costs	-	697,000
Proceeds from stock option exercises and employee stock purchase plan exercises	110,000	-
Proceeds from revolving line of credit	52,820,000	48,800,000
Payment of revolving line of credit	(49,087,000)	(43,198,000)
Payment of finance leases	(110,000)	(52,000)
Net cash provided by financing activities	3,733,000	6,247,000

Net change in cash	(1,129,000)	305,000
Cash, beginning of period	2,379,000	485,000

Cash, end of period	$1,250,000	$790,000

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Initial right of use asset recognition	$-	$855,000
Common stock issued for vested RSUs	$222,000	$114,000
Supplemental cash flow information:
Interest paid	$1,000,000	$524,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

NOTE 1 - NATURE OF BUSINESS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) applicable to interim reports of companies filing as a smaller reporting company. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023, filed with the SEC on September 21, 2023. In the opinion of management, the accompanying condensed consolidated interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or any other future period. Certain notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Company’s Annual Report on Form 10-K have been omitted. The accompanying condensed consolidated balance sheet at June 30, 2023 has been derived from the audited balance sheet at June 30, 2023 contained in such Form 10-K.

Nature of Business

Flux Power Holdings, Inc. (“Flux”) was incorporated in 2009 in the State of Nevada, and Flux’s operations are conducted through its wholly owned subsidiary, Flux Power, Inc. (“Flux Power”), a California corporation (collectively, the “Company”).

We design, develop, manufacture, and sell a portfolio of advanced lithium-ion energy storage solutions for electrification of a range of industrial commercial sectors which include material handling, airport ground support equipment (“GSE”), and other commercial and industrial applications. We focus on providing lithium-ion products and service to large fleets of Fortune 500 customers. We believe our mobile and stationary energy storage solutions provide our customers with a reliable, high performing, cost effective, and more environmentally friendly alternative as compared to traditional lead acid and propane-based solutions. Our modular and scalable design allows different configurations of lithium-ion battery packs to be paired with our proprietary wireless battery management system to provide the level of energy storage required and “state of the art” real time monitoring of pack performance. We believe that the increasing demand for lithium-ion energy storage solutions and more environmentally friendly alternatives from commercial and industrial users should continue to drive our revenue growth.

As used herein, the terms “we,” “us,” “our,” “Flux,” and “Company” mean Flux Power Holdings, Inc., unless otherwise indicated. All dollar amounts herein are in U.S. dollars unless otherwise stated.

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred an accumulated deficit of $94.1 million through March 31, 2024 and a net loss of $5.6 million for the nine months ended March 31, 2024. To date, the Company’s revenues and operating cash flows have not been sufficient to sustain its operations and the Company has relied on debt and equity financing to fund its operations. Our operations have relied on our ability to successfully maintain and draw on our credit facilities. The Company notified Gibraltar Business Capital (“GBC”) of a certain event of default with respect to the Company’s anticipated failure to maintain the EBITDA covenant for the trailing three (3) month period ended April 30, 2024 (“Default”). On May 8, 2024, the Company received a waiver (the “Waiver”) to the Loan and Security Agreement dated July 28, 2023, as amended (the “Agreement”) with GBC, which waived the Default, subject to satisfaction of the following conditions: (i) receipt of a counterpart of the Waiver duly executed by the Company; (ii) receipt of the waiver fee; iii) receipt of the representations and warranties from the Company that after giving effect to the Waiver, the representations and warranties contained in the Agreement, the Waiver and the other Loan Documents (as defined in the Agreement) shall be true and correct; and (iv) after giving effect to the Waiver, no additional event of default shall have occurred and be continuing on and as of the effective date of the Waiver. Our ability to draw funds from the GBC Credit Facility is subject to certain restrictions, covenants and borrowing base limitations. In addition, the Company’s operations have been impacted by delays in new orders of its energy storage solutions due to corresponding deferrals of new forklift purchases mainly caused by lower capital spending in the market sector that we serve and interest rate variability affecting selected large customer fleets which have impacted its ability to meet projected revenue targets and generate cash from operations. Further, these events have placed pressure on the Company’s cash resources and raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months following the filing date of this Quarterly Report on Form 10-Q.

The Company’s ability to continue as a going concern is dependent upon its ability to meet order projections, ship open sales orders, further improve its margins, reduce operating costs and raise additional capital, if needed, on a timely basis until such time as revenues and related cash flows are sufficient to fund its operations. As of May 6, 2024, the Company had a cash balance of $1.7 million, funding available under our GBC Credit Facility under which up to $3.2 million is currently available, subject to borrowing base limitations, and funds available under our 2023 Subordinated LOC of up to $2.0 million. In light of the recent Default under the GBC Credit Facility, the Company is working with GBC to modify the financial covenants in the Agreement to prevent future defaults. However, there is no guarantee that the Company will be able to modify the terms in a manner that is favorable to it. If the Company is unable to modify the terms or otherwise meet the conditions provided in the Agreement, the funds may not be available to the Company.

Management has undertaken steps to improve operations with the goal of sustaining its operations. These steps include actual and planned price increases for our energy storage solutions, a number of cost saving initiatives including product cost efficiencies and planned operating cost savings.

The accompanying financial statements do not include any adjustments that would be necessary should the Company be unable to continue as a going concern and, therefore, be required to liquidate its assets and discharge its liabilities in other than the normal course of business and at amounts that may differ from those reflected in the accompanying condensed consolidated financial statements. There is no guarantee that additional funds will be available if needed on a timely basis or on acceptable terms. If such funds are not available when required, management will be required to curtail investments in new product development, which may have a material adverse effect on future cash flows and results of operations and the Company’s ability to continue operating as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023. There have been no material changes in these policies or their application.

Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact that ASU 2023-09 will have on its consolidated financial statements and disclosures.

Management has considered all recent accounting pronouncements issued since the last audit of the Company’s consolidated financial statements and believes that these recent pronouncements will not have a material effect on the Company’s condensed consolidated financial statements.

Net Loss Per Common Share

The Company calculates basic loss per common share by dividing net loss by the weighted average number of common shares outstanding during the periods. Diluted loss per common share includes the impact from all potentially dilutive common shares relating to outstanding convertible securities.

For the three months ended March 31, 2024 and 2023, basic and diluted weighted-average common shares outstanding were 16,538,998 and 16,048,054, respectively. For the nine months ended March 31, 2024 and 2023, basic and diluted weighted-average common shares outstanding were 16,510,046 and 16,021,653, respectively. The Company incurred a net loss for the three and nine months ended March 31, 2024 and 2023, and therefore, basic and diluted loss per share for the periods were the same because potential common share equivalents would have been anti-dilutive. The total potentially dilutive common shares outstanding at March 31, 2024 and 2023 that were excluded from diluted weighted-average common shares outstanding represent shares underlying outstanding stock options, RSUs, and warrants, and totaled 3,272,917 and 2,661,220, respectively.

At March 31, 2024 and 2023 potentially dilutive common shares outstanding that were excluded from diluted weighted-average common shares outstanding were as follows:

	March 31,
	2024	2023
Stock options	1,738,035	992,710
RSUs	121,772	213,388
Warrants	1,413,110	1,455,122

Total	3,272,917	2,661,220

NOTE 4 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31, 2024	June 30, 2023
Payroll accrual	$680,000	$448,000
PTO accrual	446,000	412,000
Warranty liability	2,193,000	1,600,000
Other	326,000	721,000

Total accrued expenses	$3,645,000	$3,181,000

NOTE 5 – NOTES PAYABLE

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

On January 30, 2024, the Company entered into the Second Amendment to Loan and Security Agreement (the “Second Amendment”) with GBC, which amended certain terms of the Loan and Security Agreement dated July 28, 2023, including but not limited to, (i) increasing the commitment amount from $15 million to $16 million, (ii) adding an additional non-refundable closing fee in the amount of $7,500 in cash for the increase in the commitment amount to $16 million, (iii) amending the definition of “Eligible Accounts;” and (iv) amending the EBITDA Minimum financial covenant of the Company. In consideration for the Second Amendment, the Company agreed to pay GBC a non-refundable amendment fee of $10,000 in cash, in addition to the $7,500 non-refundable closing fee paid.

The loans and other obligations of the Company under the GBC Credit Facility are secured by substantially all of the tangible and intangible assets of the Company (including, without limitation, intellectual property) pursuant to the terms of the Agreement and the Intellectual Property Security Agreement entered into by and among the Company and GBC on July 28, 2023. During the nine months ended March 31, 2024, the Company had multiple drawdowns under the GBC Credit Facility totaling $51.4 million, inclusive of the full repayment of the SVB Credit Facility, and made multiple repayments totaling $37.8 million. As of March 31, 2024, the outstanding balance under the GBC Credit Facility was approximately $13.6 million.

As of May 6, 2024, up to $3.2 million remained available for future borrowings under the GBC Credit Facility, subject to borrowing base limitations.

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

During the nine months ended March 31, 2024, the Company had multiple Revolving LOC drawdowns totaling $1.4 million and multiple Revolving LOC payments totaling $11.3 million inclusive of the final repayment of the LOC in full.

On July 28, 2023, the Company repaid in full all principal outstanding under the SVB Credit Facility, together with all accrued and unpaid interest and related fees, with a portion of the funds from the GBC Credit Facility and terminated the Loan and Security Agreement with SVB, as amended.

NOTE 6 - RELATED PARTY DEBT AGREEMENTS

As of March 31, 2024 and June 30, 2023, the Company had no related party debt balance outstanding. Below are the activities for the Company’s related party debt agreements that existed during the periods ended March 31, 2024 and 2023.

Subordinated Line of Credit Facilities

Cleveland Capital, L.P. Credit Facility

On November 2, 2023, the Company entered into a Credit Facility Agreement (the “Credit Facility”) with Cleveland Capital, L.P., (the “Lender”). The Credit Facility provides the Company with a line of credit of up to $2,000,000 for working capital purposes (“2023 Subordinated LOC”). In connection with the LOC, the Company issued a subordinated unsecured promissory note for $2,000,000 (the “Commitment Amount”) in favor of the Lender (the “Note”).

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

As consideration of the Lender’s commitment to provide the Advances to the Company, the Company issued the Lender warrants to purchase 41,196 shares of common stock (the “Warrants”) which rights are represented by a warrant certificate (“Warrant Certificate”). Subject to certain ownership limitations, the Warrants are exercisable immediately from the date of issuance, expire on the five (5) year anniversary of the date of issuance and have an exercise price of $3.24 per share. The exercise price of the Warrants is subject to certain adjustments, including stock dividends, stock splits, combinations and reclassifications of the common stock. In the event of a Triggering Event (as defined in the Warrant Certificate), the holder of the Warrants will be entitled to exercise the Warrants and receive the same amount and kind of securities, cash or property as such holder would have been entitled to receive upon the occurrence of such Triggering Event if such holder had exercised the rights represented by the Warrant Certificate immediately prior to the Triggering Event. Additionally, upon the holder’s request, the continuing or surviving corporation as a result of such Triggering Event will issue to such holder a new warrant of like tenor evidencing the right to purchase the adjusted amount of securities, cash or property and the adjusted warrant price. (See Note 6 – Stockholders’ Equity, Warrants).

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

In May 2022 and in conjunction with the entry into the 2022 Subordinated LOC, the Company issued five-year warrants to the Lenders to purchase up to 128,000 shares of the Company’s common stock at an exercise price of $2.53 per share and had a fair value of approximately $173,000.

In June 2022 and in conjunction with the entry into the Second Amendment to Loan and Security Agreement with SVB, the Company issued twelve-year warrants to SVB and its designee, SVB Financial Group, to purchase up to 40,806 shares of the Company’s common stock at an exercise price of $2.23 per share and had a fair value of approximately $80,000.

In November 2023 and in conjunction with the entry into the 2023 Subordinated LOC, the Company issued five-year warrants to Cleveland Capital, L.P. to purchase up to 41,196 shares of the Company’s common stock at an exercise price of $3.24 per share with a fair value of approximately $92,000.

Warrant detail for the nine months ended March 31, 2024 is reflected below:

	Number of Warrants	Weighted Average Exercise Price Per Warrant	Weighted Average Remaining Contract Term (# years)
Warrants outstanding and exercisable at June 30, 2023	1,455,119	$6.10
Warrants issued	41,196	3.24
Warrants exercised	(83,205)	$4.00
Warrants outstanding and exercisable at March 31, 2024	1,413,110	$6.14	2.73

Warrant detail for the nine months ended March 31, 2023 is reflected below:

	Number of Warrants	Weighted Average Exercise Price Per Warrant	Weighted Average Remaining Contract Term (# years)
Warrants outstanding and exercisable at June 30, 2022	1,455,119	$6.10
Warrants issued	-	$-
Warrants exercised	-	-
Warrants outstanding and exercisable at March 31, 2023	1,455,119	$6.10	3.48

The Company uses the Black-Scholes valuation model to calculate the fair value of warrants. The fair value of warrants was measured at the issuance date using the assumptions in the table below:

	Nine Months Ended March 31,
	2024	2023(1)
Expected volatility	83.7%	*
Risk free interest rate	4.65%	*
Dividend yield	0%	0%
Expected term (years)	5.00	*

(1)	No warrants were issued during the nine months ended March 31, 2023.

Stock Options

In connection with the reverse acquisition of Flux Power, Inc. in 2012, the Company assumed the 2010 Plan. As of March 31, 2024, there was no common stock outstanding under the 2010 Plan. No additional options may be granted under the 2010 Plan.

On February 17, 2015 the Company’s stockholders approved the 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan offers certain employees, directors, and consultants the opportunity to acquire the Company’s common stock subject to vesting requirements and serves to encourage such persons to remain employed by the Company and to attract new employees. The 2014 Plan allows for the award of the Company’s common stock and stock options, up to 1,000,000 shares of the Company’s common stock. As of March 31, 2024, 38,986 shares of the Company’s common stock were available for future grants under the 2014 Plan.

On April 29, 2021, the Company’s stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan authorizes the issuance of awards for up to 2,000,000 shares of common stock in the form of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock units, restricted stock awards and unrestricted stock awards to officers, directors and employees of, and consultants and advisors to the Company or its affiliates. As of March 31, 2024, 771,188 shares of the Company’s common stock were available for future grants under the 2021 Plan.

On October 31, 2022, the Board of Directors authorized a total of 624,441 stock options to be granted under the Company’s 2014 Plan and 2021 Plan.

On October 20, 2023, the Board of Directors authorized a total of 985,148 stock options to be granted under the Company’s 2014 Plan and 2021 Plan.

On March 4, 2024, the Board of Directors authorized a stock option to be granted under the 2021 Plan for 55,000 shares.

Activity in the Company’s stock options during the nine months ended March 31, 2024 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2023	969,434	$6.45
Granted	1,034,204	$3.45
Exercised	(91,110)	$3.40
Forfeited and cancelled	(174,493)	$4.69
Outstanding at March 31, 2024	1,738,035	$5.00	7.94
Exercisable at March 31, 2024	497,095	$8.87	4.55

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

Activity in RSUs during the nine months ended March 31, 2024 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Grant date Fair Value	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2023	193,749	$6.09
Granted	-	$-
Vested and settled	(63,168)	$7.39
Forfeited and cancelled	(8,809)	$7.11
Outstanding at March 31, 2024	121,772	$5.33	0.26

Activity in RSUs during the nine months ended March 31, 2023 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Grant date Fair Value	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2022	304,221	$6.06
Granted	5,034	$2.70
Vested and settled	(32,248)	$3.49
Forfeited and cancelled	(63,619)	$6.53
Outstanding at March 31, 2023	213,388	$5.90	0.89

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

On March 28, 2024, participants in the 2023 ESPP purchased an aggregate total of 37,543 shares of common stock at a price equal to 85% of $3.30, which was the closing price of the Company’s common stock on the offering date pursuant to the provisions of the 2023 ESPP. At March 31, 2024, 312,457 shares of the Company’s common stock were available for future grants under the 2023 ESPP.

Stock-based Compensation

Stock-based compensation expense for the three and nine months ended March 31, 2024 and 2023 represents the estimated fair value of stock options and RSUs at the time of grant amortized under the straight-line method over the expected vesting period and reduced for estimated forfeitures of options and RSUs. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from original estimates. At March 31, 2024, the aggregate intrinsic value of exercisable stock options was approximately $123,000.

The following table summarizes stock-based compensation expense for employee and non-employee stock option and RSU grants:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Research and development	$35,000	$48,000	$175,000	$117,000
Selling and administrative	528,000	187,000	1,058,000	422,000
Total stock-based compensation expense	$563,000	$235,000	$1,233,000	$539,000

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. The fair value of stock options was measured at the grant date using the assumptions (annualized percentages) in the table below:

	Nine Months Ended March 31,
	2024	2023
Expected volatility	116.15%	90.12%
Risk free interest rate	4.86%	4.21%
Forfeiture rate	20%	20%
Dividend yield	0%	0%
Expected term (years)	6.00	6.25

At March 31, 2024, the unamortized stock-based compensation expense related to outstanding stock options and RSUs was approximately $3,025,000 and $157,000, respectively, and these amounts are expected to be expensed over the weighted-average remaining recognition period of 1.73 years and 0.51 years, respectively.

NOTE 8 - CONCENTRATIONS

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and unsecured trade accounts receivable. The Company maintains cash balances in bank deposit accounts at a California commercial bank. The Company’s cash balance at this institution is secured by the Federal Deposit Insurance Corporation up to $250,000. As of March 31, 2024 and June 30, 2023, the cash balance was approximately $1,250,000 and $2,379,000, respectively.

The Company has not experienced any losses in such accounts. Management believes that the Company is not exposed to any significant credit risk with respect to its cash.

Customer Concentrations

During the three months ended March 31, 2024, the Company had three (3) major customers that each represented more than 10% of revenues on an individual basis, and together represented approximately $7,789,000 or 54% of total revenues. During the nine months ended March 31, 2024, the Company had four (4) major customers that each represented more than 10% of revenues on an individual basis, and together represented approximately $33,161,000 or 70% of total revenues.

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

Suppliers/Vendor Concentrations

The Company obtains several components and supplies included in its products from a group of suppliers. During the three months ended March 31, 2024, the Company had one (1) supplier that accounted for more than 10% of total purchases and represented approximately $3,542,000 or 28% of total purchases. During the nine months ended March 31, 2024, the Company had one (1) supplier that accounted for more than 10% of total purchases and represented approximately $11,510,000 or 30% of total purchases.

During the three months ended March 31, 2023, the Company had one (1) supplier that accounted for more than 10% of total purchases and represented approximately $5,290,000 or 37% of total purchases. During the nine months ended March 31, 2023, the Company had one (1) supplier that accounted for more than 10% of total purchases and represented approximately $14,439,000 or 32% of total purchases.

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

Operating Leases

On April 25, 2019 the Company signed a Standard Industrial/Commercial Multi-Tenant Lease (“Lease”) with Accutek to rent approximately 45,600 square feet of industrial space at 2685 S. Melrose Drive, Vista, California. The Lease has an initial term of seven years and four months and commenced on or about June 28, 2019. The lease contains an option to extend the term for two periods of 24 months each, and the right of first refusal to lease an additional 15,300 square feet. The monthly rental rate was $42,400 for the first 12 months, escalating at 3% each year.

On February 26, 2020, the Company entered into the First Amendment to Standard Industrial/Commercial Multi-Tenant Lease dated April 25, 2019 (the “Amendment”) with Accutek to rent an additional 16,309 rentable square feet of space plus a residential unit of approximately 1,230 rentable square feet (for a total of approximately 17,539 rentable square feet). The lease for the additional space commenced 30 days following the occupancy date of the additional space and will terminate concurrently with the term of the original lease, which expires on November 20, 2026. The base rent for the additional space is the same rate as the space rented under the terms of the original lease, $0.93 per rentable square foot (subject to 3% annual increase). In connection with the Amendment, the Company purchased certain existing office furniture for a total purchase price of $8,300.

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

Total rent expense was approximately $235,000 and $223,000 for the three months ended March 31, 2024 and 2023, respectively. Total rent expense was approximately $708,000 and $662,000 for the nine months ended March 31, 2024 and 2023, respectively.

Finance Leases

The Company’s leased properties as of March 31, 2024 are as follows:

Lease Date	Property Leased	Lease Term (months)	Commencement Date	Monthly Lease Payment(1)

9/2/2022	Vehicle	60	9/10/2022	$1,100
10/17/2022	Manufacturing equipment	36	10/17/2022	$5,500
1/24/2023	Manufacturing equipment	36	1/24/2023	$6,700
3/2/2023	Manufacturing equipment	36	3/2/2023	$1,000

(1)	Excludes sales tax and other fees.

Lease costs are amortized on a straight-line basis over their respective lease terms. Depreciation expense related to leased assets was approximately $38,000 and $30,000 for the three months ended March 31, 2024 and 2023, respectively. Depreciation expense related to leased assets was approximately $115,000 and $47,000 for the nine months ended March 31, 2024 and 2023, respectively. Interest expense on leased liabilities was approximately $7,000 and $8,000 for the three months ended March 31, 2024 and 2023, respectively. Interest expense on leased liabilities was approximately $20,000 and $13,000 for the nine months ended March 31, 2024 and 2023, respectively.

The Future Minimum Lease Payments as of March 31, 2024 are as follows:

	Operating Leases	Finance Leases
Year Ending June 30,
2024 (remaining three months)	$215,000	$43,000
2025	883,000	173,000
2026	910,000	85,000
2027	433,000	15,000
2028	64,000	21,000
Total Future Minimum Lease Payments	2,505,000	337,000

Less: discount	(282,000)	(31,000)
Total lease liability	$2,223,000	$306,000

NOTE 10 - SUBSEQUENT EVENTS

Grant of Restricted Stock Units to Non-Executive Directors

On April 18, 2024, the Company’s four non-executive directors were granted RSUs covering a total of 68,228 shares of common stock under the 2014 Plan and 2021 Plan, with each receiving 17,057 RSUs based on aggregate grant date value of $80,000 divided by $4.69 per share. The RSUs will all vest on April 18, 2025 in accordance to the vesting service criteria.

Waiver to Loan and Security Agreement with Gibraltar Business Capital

The Company notified GBC of a certain event of default with respect to the Company’s anticipated failure to maintain the EBITDA covenant for the trailing three (3) month period ended April 30, 2024, or Default. On May 8, 2024, the Company received a Waiver, which waived the Default, subject to satisfaction of the following conditions: (i) receipt of a counterpart of the Waiver duly executed by the Company; (ii) receipt of the waiver fee of $20,000; (iii) receipt of the representations and warranties from the Company that after giving effect to the Waiver, the representations and warranties contained in the Agreement, the Waiver and the other Loan Documents shall be true and correct; and (iv) after giving effect to the Waiver, no additional event of default shall have occurred and be continuing on and as of the effective date of the Waiver.

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

Business Overview

We design, develop, manufacture, and sell a portfolio of advanced lithium-ion energy storage solutions for electrification of a range of industrial commercial sectors which include material handling, airport ground support equipment (“GSE”), and other commercial and industrial applications. We focus on providing lithium-ion products and service to large fleets of Fortune 500 customers. We believe our mobile and stationary energy storage solutions provide our customers a reliable, high performing, cost effective, and more environmentally friendly alternative as compared to traditional lead acid and propane-based solutions. Our modular and scalable design allows different configurations of lithium-ion battery packs to be paired with our proprietary wireless battery management system to provide the level of energy storage required and “state of the art” real time monitoring of pack performance. We believe that the increasing demand for lithium-ion energy storage solutions and more environmentally friendly energy alternatives from commercial and industrial users should continue to drive our revenue growth.

Our long-term strategy is to meet the rapidly growing demand for lithium-ion energy solutions and to be the supplier of choice, targeting large companies having energy storage needs. We have established selling relationships with OEMs and customers with large fleets of forklifts and GSEs. We intend to reach this goal by investing in research and development to expand our technology and product mix, our sales and marketing efforts, by improving our customer support efforts, and by continuing our efforts to improve production capacity and efficiencies. Our research and development efforts will continue to focus on providing adaptable, reliable and cost-effective energy storage solutions to improve asset management for our customers. We have filed three new patents on advanced technology related to lithium-ion battery packs. The technology behind these pending patents is designed to:

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

The following table summarizes the new orders, shipments, and backlog activities for the last six (6) fiscal quarters:

Fiscal Quarter Ended	Beginning Backlog	New Orders	Shipments	Ending Backlog
December 31, 2022	$26,858,000	$20,652,000	$17,158,000	$30,352,000
March 31, 2023	$30,352,000	$9,751,000	$15,087,000	$25,016,000
June 30, 2023	$25,016,000	$19,780,000	$16,252,000	$28,544,000
September 30, 2023	$28,544,000	$8,102,000	$14,797,000	$21,849,000
December 31, 2023	$21,849,000	$26,552,000	$18,344,000	$30,057,000
March 31, 2024	$30,057,000	$4,030,000	$14,457,000	$19,630,000

“Backlog” represents the amount of anticipated revenues, at a given point in time, we may recognize in the future from existing contractual orders with customers that are in progress and have not yet shipped. Backlog values may not be indicative of future operating results as orders may be cancelled, modified or otherwise altered by customers. In addition, our ability to realize revenue from our backlog will be dependent on the delivery of key parts from our suppliers and our ability to manufacture and ship our products to customers in a timely manner. There can be no assurance that outstanding customer orders will be fulfilled as expected and that our backlog will result in future revenues.

As of May 6, 2024, our order backlog was approximately $18.5 million and, in part, reflects current delays in orders of new forklifts due to a general slowing of capital spending by our customers.

Business Updates

We have recently experienced some delays in new orders of our energy storage solutions due to corresponding deferrals of new forklift purchases mainly caused by lower capital spending in the market sector that we serve and interest rate variability affecting selected large customer fleets. While we have had very few cancellations of existing purchase orders, some customers have revised their order terms to the July – December 2024 period. Causal rationale for delays is speculative and not definitive, but some customer feedback indicates concerns over the economy and the uncertainty of interest rates. The impact of order deferrals has required additional selling strategies to support our targeted sales trajectory.

We have seen improvements in our sourcing and purchasing activity, reflecting our efforts to expand and optimize our vendor strategy. Additional improvements include more secondary sources to minimize stock-outs, lower costs from increasing sources, and controlled delivery times, as evidenced in our maintaining inventory levels. With strategic supply chain and profitability improvement initiatives, lower costs and higher volume purchasing, we are targeting gross margin improvement to continue. We are highly focused on expanding sales and marketing initiatives to secure new customer relationships and support continued migration to lithium of current customers. We recently have added our second tier one OEM private label program to supplement our strong OEM relationships and approvals. We are also working with our distribution network to expand customer acquisition with direct-to-customer initiatives.

Recent Corporate Developments

The Company notified GBC of a certain event of default with respect to the Company’s anticipated failure to maintain the EBITDA covenant for the trailing three (3) month period ended April 30, 2024 (the “Default”). On May 8, 2024, the Company received a waiver to the Loan and Security Agreement with GBC dated July 28, 2023, as amended (the “Agreement”), which waived the Default, subject to satisfaction of the following conditions: (i) receipt of a counterpart of the Waiver duly executed by the Company; (ii) receipt of the waiver fee of $20,000; (iii) receipt of the representations and warranties from the Company that after giving effect to the Waiver, the representations and warranties contained in the Agreement, the Waiver and the other Loan Documents (as defined in the Agreement) shall be true and correct; and (iv) after giving effect to the Waiver, additional or event of default shall have occurred and be continuing on and as of the effective date of the Waiver. The Company is working with GBC to modify the financial covenants in the Agreement to prevent future defaults.

Segment and Related Information

We operate as a single reportable segment.

Results of Operations and Financial Condition

The following table represents our unaudited condensed consolidated statement of operations for the three months ended March 31, 2024 and March 31, 2023.

	Three Months Ended March 31,
	2024		2023
	$	% of Revenues	$	% of Revenues

Revenues	$14,457,000	100%	$15,087,000	100%
Cost of sales	10,067,000	70%	10,368,000	69%
Gross profit	4,390,000	30%	4,719,000	31%

Operating expenses:
Selling and administrative	5,311,000	36%	4,724,000	31%
Research and development	1,286,000	9%	1,182,000	8%
Total operating expenses	6,597,000	45%	5,906,000	39%

Operating loss	(2,207,000)	-15%	(1,187,000)	-8%

Interest income (expense), net	(433,000)	-3%	(258,000)	-2%

Net loss	$(2,640,000)	-18%	$(1,445,000)	-10%

Revenues

Revenues for the quarter ended March 31, 2024, decreased by $630,000 or 4% to $14,457,000, compared to $15,087,000 for the quarter ended March 31, 2023. The decrease in revenues was primarily due to lower capital spending in the market sectors that we serve resulting in shipments of fewer units during the quarter ended March 31, 2024, partially offset by price increases for certain energy storage units.

Cost of Sales

Cost of sales for the quarter ended March 31, 2024, decreased by $301,000 or 3% to $10,067,000 compared to $10,368,000 for the quarter ended March 31, 2023. The decrease in cost of sales was directly associated with a decrease in units of energy storage packs sold during the current quarter, and lower average cost of sales per unit achieved during the current quarter as a result of our product cost improvement initiatives, offset by higher warranty costs. Cost of sales as a percent of revenues for the quarter ended March 31, 2024 was 70%, an increase of only 1 percentage point compared to 69% for the quarter ended March 31, 2023.

Gross Profit

Gross profit for the quarter ended March 31, 2024 decreased by $329,000 or 7%, to $4,390,000 compared to $4,719,000 for the quarter ended March 31, 2023. The gross profit margin (gross profit as a percent of revenues) decreased to 30% for the quarter ended March 31, 2024 compared to 31% for the quarter ended March 31, 2023. Gross profit margin decreased nominally by 100 basis points as a result of higher warranty expense during the current quarter, partially offset by lower average cost of sales per unit achieved during the quarter ended March 31, 2024 as a result of our product cost improvement initiatives.

Selling and Administrative Expenses

Selling and administrative expenses for the quarter ended March 31, 2024 increased by $587,000 or 12%, to $5,311,000 compared to $4,724,000 for the quarter ended March 31, 2023. The increase was primarily attributable to higher staff related expenses including certain severance expenses and increases in stock-based compensation, recruiting expenses, outbound shipping costs, and professional service fees, partially offset by decreases in sales commissions, D&O insurance expense, travel expense, and depreciation expense.

Research and Development Expense

Research and development expenses for the quarter ended March 31, 2024 increased by $104,000 or 9%, to $1,286,000 compared to $1,182,000 for the quarter ended March 31, 2023. Such expenses consisted primarily of materials, supplies, salaries and personnel related expenses, product testing, consulting, and other expenses associated with revisions to existing product designs and new product development. The increase in research and development expense was primarily due to higher staff related expense including severance expense, stock-based compensation, travel expense, and general research and development costs, partially offset by a decrease in equipment rental fees.

Interest Expense, net

Interest expense for the quarter ended March 31, 2024 increased by $175,000 or 68% to $433,000 compared to $258,000 for the quarter ended March 31, 2023. The increase in interest expense was primarily related to higher balances outstanding under our credit facility. The interest expense for the quarter ended March 31, 2024 and 2023 included amortization of debt issuance costs related to our existing credit facility of $41,000 and $20,000, respectively. In addition, approximately $23,000 of other financing costs were included in interest expense during the quarter ended March 31, 2024.

Net Loss

Net loss for the quarter ended March 31, 2024 increased by $1,195,000 or 83%, to $2,640,000 as compared to $1,445,000 for the quarter ended March 31, 2023. The increase in net loss for the three months ended March 31, 2024 was primarily attributable to decreased gross profit, and increases in operating expenses and interest expense.

The following table represents our unaudited condensed consolidated statement of operations for the nine months ended March 31, 2024 and March 31, 2023.

	Nine Months Ended March 31,
	2024		2023
	$	% of Revenues	$	% of Revenues

Revenues	$47,598,000	100%	$50,085,000	100%
Cost of sales	33,229,000	70%	37,310,000	74%
Gross profit	14,369,000	30%	12,775,000	26%

Operating expenses:
Selling and administrative	14,629,000	31%	13,510,000	28%
Research and development	4,021,000	8%	3,567,000	7%
Total operating expenses	18,650,000	39%	17,077,000	35%

Operating loss	(4,281,000)	-9%	(4,302,000)	-9%

Other income	-	0%	8,000	0%
Interest income (expense), net	(1,285,000)	-3%	(971,000)	-2%

Net loss	$(5,566,000)	-12%	$(5,265,000)	-11%

Revenues

Revenues for the nine months ended March 31, 2024, decreased by $2,487,000 or 5% to $47,598,000, compared to $50,085,000 for the nine months ended March 31, 2023. The decrease in revenues was due to lower capital spending in the market sectors that we serve resulting in shipments of fewer units during this fiscal year and a larger mix of lower capacity models.

Cost of Sales

Cost of sales for the nine months ended March 31, 2024, decreased by $4,081,000 or 11% to $33,229,000 compared to $37,310,000 for the nine months ended March 31, 2023. The decrease in cost of sales was directly associated with fewer units sold due to delays in the delivery and ordering of forklifts, partially offset by lower average cost of sales per unit achieved during the current period as a result of our product cost improvement initiatives. Cost of sales as a percent of revenues for the nine months ended March 31, 2024 was 70%, an improvement of 4 percentage points compared to 74% for the nine months ended March 31, 2023.

Gross Profit

Gross profit for the nine months ended March 31, 2024 increased by $1,594,000 or 11%, to $14,369,000, compared to $12,775,000 for the nine months ended March 31, 2023. The gross profit margin (gross profit as a percent of revenues) increased to 30% for the nine months ended March 31, 2024 compared to 26% for the nine months ended March 31, 2023. Gross profit margin improved by 400 basis points as a result of lower average cost of sales per unit achieved during the nine months ended March 31, 2024 as a result of our gross margin improvement initiatives, partially offset by a revenue decrease during the period.

Selling and Administrative Expenses

Selling and administrative expenses for the nine months ended March 31, 2024 increased by $1,119,000 or 8%, to $14,629,000, compared to $13,510,000 for the nine months ended March 31, 2023. The increase was primarily attributable to higher staff related expenses, including certain severance expenses and increases in stock-based compensation, recruiting costs, professional service fees, depreciation expense, public relation costs, and travel expense, partially offset by decreases in sales commissions, D&O insurance expense, sales and marketing expenses, and consulting fees.

Research and Development Expense

Research and development expenses for the nine months ended March 31, 2024 increased by $454,000 or 13%, to $4,021,000 compared to $3,567,000 for the nine months ended March 31, 2023. Such expenses consisted primarily of materials, supplies, salaries and personnel related expenses, product testing, consulting, and other expenses associated with revisions to new product development and existing product designs. The increase in research and development expenses was primarily due to higher staff related expenses, partially offset by decreases in equipment rental fees and general research and development costs.

Interest Expense, net

Interest expense, net for the nine months ended March 31, 2024 increased by $314,000 or 32% to $1,285,000 compared to $971,000 for the nine months ended March 31, 2023. The increase in interest expense was primarily related to higher balances outstanding under our credit facilities. The interest expense for the nine months ended March 31, 2024 and 2023 included additional interest expense of $175,000 and $445,000, respectively, representing the amortization of debt issuance costs related to our existing credit facilities. In addition, approximately $87,000 of other financing costs were included in interest expense during the nine months ended March 31, 2024.

Net Loss

Net loss for the nine months ended March 31, 2024 increased by $301,000 or 6%, to $5,566,000 as compared to $5,265,000 for the nine months ended March 31, 2023. The increase in net loss for the nine months ended March 31, 2024 was primarily attributable to increased gross profit, offset by increases in operating expenses and interest expense.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA is calculated by taking net income and adding back the expenses related to interest, income taxes, depreciation, amortization, and stock-based compensation, each of which has been calculated in accordance with GAAP. Adjusted EBITDA was a loss of $1,380,000 for the three months ended March 31, 2024 an increase of $704,000 compared to a loss of $676,000 for the three months ended March 31, 2023. Adjusted EBITDA was a loss of approximately $2,261,000 for the nine months ended March 31, 2024 and improved by $847,000 from a loss of $3,108,000 for the nine months ended March 31, 2023.

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

A reconciliation of our Adjusted EBITDA to net loss is included in the table below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Net loss	$(2,640,000)	$(1,445,000)	$(5,566,000)	$(5,265,000)
Add/Subtract:
Interest, net	433,000	258,000	1,285,000	971,000
Depreciation and amortization	264,000	276,000	787,000	647,000
EBITDA	(1,943,000)	(911,000)	(3,494,000)	(3,647,000)
Add/Subtract:
Stock-based compensation	563,000	235,000	1,233,000	539,000
Adjusted EBITDA	$(1,380,000)	$(676,000)	$(2,261,000)	$(3,108,000)

Liquidity and Capital Resources

Overview

For the nine months ended March 31, 2024, the Company generated negative cash flows from operations of $4.3 million. As of March 31, 2024, the Company had an accumulated deficit of $94.1 million. To date, our business has not generated sufficient cash to fund our operations. However, given our existing backlog, we anticipate that revenue growth coupled with improvement in our gross margin and lower operating expenses will move us closer to profitability and improve our cash flow. Our gross margin improvement plan includes, but is not limited to, efforts to reduce product costs while increasing the price of our products for new orders. We have received new orders during the twelve (12) months period ended March 31, 2024, of approximately $58.5 million.

As of March 31, 2024, we have an existing cash balance of $1.3 million, the $2.4 million available under our $16.0 million GBC Credit Facility subject to borrowing base limitations, and the $2.0 million available from Cleveland Capital under our 2023 Subordinated LOC. However, if the Company continues the covenant non-compliance that was experienced for the trailing three (3) month period ended April 30, 2024, or the revised covenants set by GBC will not be met, there may not be additional funds available under the GBC LOC. (See Note 2 – Going Concern).

Cash Flows

Cash Flow Summary

	Nine Months Ended March 31,
	2024	2023

Net cash used in operating activities	$(4,274,000)	$(5,197,000)
Net cash used in investing activities	(588,000)	(745,000)
Net cash provided by financing activities	3,733,000	6,247,000
Net change in cash	$(1,129,000)	$305,000

Operating Activities

Net cash used in operating activities was $4,274,000 for the nine months ended March 31, 2024, compared to net cash used in operating activities of $5,197,000 for the nine months ended March 31, 2023, primarily reflecting increases in working capital requirements. The primary usages of cash for the nine months ended March 31, 2024 were the net loss of $5,566,000 and increases in accounts receivable, inventory, and other assets and decreases in office lease payable and customer deposits, that were partially offset by non-cash operating costs, and increases in accounts payable, accrued expenses, deferred revenue, and accrued interest. The primary usages of cash for the nine months ended March 31, 2023 were the net loss of $5,265,000 and increases in accounts receivable, and inventory, and decreases in deferred revenue, customer deposits and office lease payable, that were partially offset by non-cash operating costs, and increases in accounts payable and accrued expenses and a decrease in other assets.

Investing Activities

Net cash used in investing activities was $588,000 for the nine months ended March 31, 2024 and consisted primarily of the costs of internal software development and other capital equipment.

Net cash used in investing activities was $745,000 for the nine months ended March 31, 2023 and consisted primarily of the costs of internal software development and other capital equipment.

Financing Activities

Net cash provided by financing activities was $3,733,000 for the nine months ended March 31, 2024, which primarily consisted of $3,733,000 in net borrowing under the GBC Credit Facility and SVB Credit Facility, $110,000 proceeds from issuance of common stock, partially offset by payments of financed leases of $110,000.

Net cash provided by financing activities was $6,247,000 for the nine months ended March 31, 2023, which primarily consisted of $5,602,000 in net borrowing under the working capital line of credit, and $697,000 in net proceeds from sales of common stock under our ATM offering.

Future Liquidity Needs

We have evaluated our expected cash requirements over the next twelve (12) months, which include, but are not limited to, investments in additional sales and marketing and research and development, capital expenditures, and working capital requirements and have determined that our existing cash resources are not sufficient to meet our anticipated needs during the next twelve (12) months, from the filing of this quarterly report, and that additional financing is required to support current operations.

As of May 6, 2024, we had a cash balance of $1.7 million, funding available under our GBC Credit Facility under which up to $3.2 million is currently available, subject to borrowing base limitations, and funds available under our 2023 Subordinated LOC of up to $2.0 million. Our operations have relied on our ability to successfully maintain and draw on our credit facilities. In light of the recent Default under the GBC Credit Facility, we are working with GBC to modify the financial covenants in Agreement to prevent future defaults. However, there is no guarantee that we will be able to modify the terms in a manner that is favorable to us. If we are unable to modify the terms or otherwise meet the conditions provided in the Agreement, the funds may not be available to us.

Our ability to draw funds from the GBC Credit Facility is subject to certain restrictions, covenants and borrowing base limitations. If we are unable to modify the terms or otherwise meet the conditions provided in the loan documents, the funds may not be available to us. In addition, the Company’s operations have been impacted by delays in new orders of its energy storage solutions due to corresponding deferrals of new forklift purchases mainly caused by lower capital spending in the market sector that we serve and interest rate variability affecting selected large customer fleets which have impacted its ability to meet projected revenue targets and generate cash from operations. Further, these events have placed pressure on the Company’s cash resources and raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months following the filing date of this Quarterly Report on Form 10-Q .

Furthermore, should there be any delays in the receipts of key component parts, due in part to supply change disruptions, our ability to fulfill the backlog of sales orders will be negatively impacted resulting in lower availability of cash resources from operations. In that event, we may be required to raise additional funds by issuing equity or convertible debt securities. If such funds are not available when required, management will be required to curtail investments in new product development, which may have a material adverse effect on future cash flows and results of operations and the Company’s ability to continue operating as a going concern.

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

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and subsequent guidance prepared by the Commission specifically for smaller public companies as of March 31, 2024. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of March 31, 2024 due to previously identified material weaknesses as a result of not having sufficient personnel resources with technical accounting expertise related to certain aspects of the financial reporting process. Management engaged a financial consultant during the quarter ended March 31, 2024 with extensive technical accounting expertise in order to provide the technical advice needed. Management has also strengthened the Company’s financial expertise by recently hiring an experienced chief financial officer in early March 2024. Management believes that such staff and consultant additions have improved our internal control over financial reporting and has moved us towards remediating previously identified material weaknesses.

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

Changes in Internal Control Over Financial Reporting

Except as discussed above, there have been no changes in the Company’s internal controls over financial reporting during the fiscal quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these, or other matters may arise from time to time that may harm our business. To the best knowledge of management, there are no material legal proceedings pending against the Company.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

The Company notified GBC of a certain event of default with respect to the Company’s anticipated failure to maintain the EBITDA covenant for the trailing three (3) month period ended April 30, 2024 (the “Default”). On May 8, 2024, the Company received a waiver to the Loan and Security Agreement with GBC dated July 28, 2023, as amended (the “Agreement”), which waived the Default, subject to satisfaction of the following conditions: (i) receipt of a counterpart of the Waiver duly executed by the Company; (ii) receipt of the waiver fee of $20,000; (iii) receipt of the representations and warranties from the Company that after giving effect to the Waiver, the representations and warranties contained in the Agreement, the Waiver and the other Loan Documents (as defined in the Agreement) shall be true and correct; (iv) after giving effect to the Waiver, no additional event of default shall have occurred and be continuing on and as of the effective date of the Waiver.

ITEM 6 - EXHIBITS

The following exhibits are filed as part of this Report.

Exhibit No.	Description
10.1	Amendment No. 2 to Loan and Security Agreement (GBC). Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on February 2, 2024
10.2	Form of Separation and Release Agreement (Charles Scheiwe). Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on February 23, 2024.
10.3	Form of Consulting Agreement (Charles Scheiwe). Incorporated by reference to Exhibit 10.2 on Form 8-K filed with the SEC on February 23, 2024.
10.4	Employment Agreement (Kevin S. Royal). Incorporated by reference to Exhibit 10.3 on Form 8-K filed with the SEC on February 23, 2024.
10.5*	Waiver Agreement dated May 8, 2024
31.1*	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.
31.2*	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.
32.1*	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.
32.2*	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.
101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File, formatted in Inline XBRL (included as Exhibit 101)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Flux Power Holdings, Inc.

Date: May 13, 2024	By:	/s/ Ronald F. Dutt
Ronald F. Dutt
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Kevin Royal
Kevin Royal
Chief Financial Officer
(Principal Financial Officer)

