Form 10-K
period 2024-06-30
Flux Power Holdings, Inc.
filed 2025-01-29
CIK 1083743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of December 31, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $49,716,000.

As of January 3, 2025, there were 16,682,465 shares of registrant’s common stock outstanding.

Documents incorporated by reference: None.

FLUX POWER HOLDINGS, INC.

FORM 10-K ANNUAL REPORT

For the Fiscal Year Ended June 30, 2024

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

Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements include, among other things, statements relating to:

●	our ability to continue as a going concern;

●	our ability to comply with the terms of our agreement with Gibraltar Business Capital, LLC (“GBC”) for our credit facility, which we have relied on historically and currently rely on to meet our anticipated capital resources and to fund our operations;

●	the expense, timing and outcome of legal proceedings relating to our accounting practices, financial disclosures and employment policies and practices, which includes, but is not limited to, a pending purported federal securities class action and shareholder derivative lawsuit, certain employment lawsuits and other legal and governmental proceedings, investigations and information requests that may be initiated or that may be asserted;

●	our ability to meet projected revenue targets and generate cash from operations as a result of delays in new orders for our energy storage solutions, reflecting corresponding deferrals of new forklift purchases caused by lower capital spending in the market sector that we serve and interest rate variability affecting selected large customer fleets;

●	our ability to remediate material weaknesses in our controls and procedures and also those identified in our internal control over financial reporting, or to accurately or timely report our financial condition or results of operations, which may adversely affect our business and stock price;

●	our delinquent and untimely filings with the Securities and Exchange Commission and our ability to regain compliance and continue to meet the continued listing standards of the Nasdaq Stock Market;

●	substantial unanticipated costs for accounting, legal and consultancy fees we incurred in connection with the restatements and internal investigation, and we expect to continue to incur additional costs;

●	our ability to secure sufficient funding to support our current and proposed operations;

●	our ability to manage our working capital requirements efficiently;

●	our ability to obtain the necessary funds from our credit facilities;

●	our ability to obtain raw materials and other supplies for our products at existing or competitive prices and on a timely basis;

●	our anticipated growth strategies and our ability to manage the expansion of our business operations effectively;

●	our ability to maintain or increase our market share in the competitive markets in which we do business;

●	our ability to grow our revenue, increase our gross profit margin and become a profitable business;

●	our ability to fulfill our backlog of open sales orders due to delays in the receipt of key component parts and other potential manufacturing disruptions;

●	our ability to keep up with rapidly changing technologies and evolving industry standards, including our ability to achieve technological advances;

●	our dependence on the growth in demand for our products;

●	our ability to compete with larger companies with far greater resources than us;

●	our ability to shift to new suppliers and incorporate new components into our products in a manner that is not disruptive to our business;

●	our ability to obtain and maintain UL Listings and OEM approvals for our energy storage solutions;

●	our ability to diversify our product offerings and capture new market opportunities;

●	our ability to source our needs for skilled labor, machinery, parts, and raw materials economically;

●	our ability to retain and/or successfully recruit key members of our senior management, including but not limited to recruitment of a new chief executive officer;

●	our dependence on our major customers; and

●	the impact of tariffs on our ability to cost-effectively source battery packs and materials used in our products.

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

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this report only:

●	The “Company,” “Flux,” “we,” “us,” and “our” refer to the combined business of Flux Power Holdings, Inc., a Nevada corporation and its wholly owned subsidiary, Flux Power, Inc., a California corporation (“Flux Power”);

●	“Exchange Act” refers the Securities Exchange Act of 1934, as amended;

●	“SEC” refers to the Securities and Exchange Commission;

●	“Securities Act” refers to the Securities Act of 1933, as amended;

●	This “Annual Report”, “Form 10-K” and “Current Report” refer to this Annual Report on Form 10-K pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

RESTATEMENT EXPLANATORY NOTE

This Annual Report on Form 10-K is a comprehensive filing for the fiscal years ended June 30, 2024, 2023 and 2022, including interim periods, by the Company unless the context indicates otherwise. As previously disclosed, we have concluded that the previously issued audited consolidated financial statements for the fiscal years ended June 30, 2023 and all of the quarterly unaudited consolidated financial statements within the fiscal years ended June 30, 2024, 2023 and 2022 (collectively, the “Prior Financial Statements”), could no longer be relied upon due to material accounting errors identified by management and a restatement should be undertaken. As a result, we have determined to restate our audited consolidated financial statements for the fiscal years ended June 30, 2023 and 2022, including all related unaudited consolidated interim financial statements within the fiscal years ended June 30, 2024, 2023 and 2022.

Restatement of the Prior Financial Statements

In connection with the preparation of its consolidated financial statements as of and for the fiscal year ended June 30, 2024, the Company identified multiple prior-period misstatements within the Prior Financial Statements. As previously disclosed in the Form 12b-25 for the Annual Report on Form 10-K for the fiscal year ended June 30, 2024 filed with the SEC on September 30, 2024, the Company was unable to file its Annual Report on Form 10-K for the fiscal year ended June 30, 2024 within the prescribed time period because of errors it has discovered at that time in the audited consolidated financial statements as of and for the fiscal year ended June 30, 2023 which required restatement. Specifically, the Company at that time became aware that (i) approximately $1.2 million of excess and obsolete inventory, primarily as a result of a change in battery cells from a new supplier, had not been properly reserved or written-off in earlier periods, resulting in an overstatement of inventories, and (ii) certain loaner service packs were improperly accounted for as finished goods inventory as of June 30, 2023 resulting in an overstatement of inventories of approximately $0.5 million.

In addition, promptly after learning of these errors, the audit committee initiated an internal investigation, which was conducted with the assistance of independent counsel. As a part of this restatement and evaluation process, along with the internal investigation, the Company also discovered that:

(a)	the Company’s original estimate of the overstatement of inventories had risen due to additional excess and obsolete inventory identified related to inventory components not recorded at the lower of cost or net realizable value, as well as consigned inventory not reconciled in a timely manner;

(b)	the Company had not properly recognized revenue in the periods in which the related performance obligations had been satisfied for a contract with a certain customer, and that the Company had improperly recorded accounts receivable pertaining to that contract as a reduction to its accounts payable owed to that customer although the right of offset conditions under ASC 210-20 had not been met, resulting in misstatements to revenues, accounts receivable and accounts payable;

(c)	the Company had improperly recorded various inventory write downs to research and development expenses although such expenses did not meet the classification criteria for research and development under ASC 730, resulting in an overstatement of research and development expenses and a corresponding understatement of cost of sales;

(d)	the Company had various clearing accounts that had not been reconciled in a timely manner, resulting in misstatements of accounts payable, inventories and cost of sales;

(e)	the Company had not included certain product warranty-related expenses within the proper periods in its calculation of its product warranty reserve estimate, resulting in an understatement of accrued expenses, an understatement of accounts payable and an understatement of cost of sales;

(f)	the Company erroneously presented non-cash debt issuance cost incurred in conjunction with credit facility arrangements as a non-cash adjustment to reconcile net loss to net cash used in operating activities in the consolidated cash flow statements when such cost should have been recognized as a change in other assets.

The impact of applying corrections for these errors is material. Accordingly, prior to the filing of this Annual Report, in coordination with the Board of Directors and audit committee members, the Company determined to restate its audited consolidated financial statements for the fiscal years ended June 30, 2023 and 2022, including all related unaudited consolidated interim financial statements within the fiscal years ended June 30, 2024, 2023 and 2022.

All material restatement information is included in this Annual Report and we do not intend to separately amend other filings that the Company has previously filed with the SEC. As a result, such prior filings should no longer be relied upon. We believe that presenting all of the information for the periods indicated above in this Form 10-K will allow investors and others to review all pertinent data in a single presentation. We have not filed, and do not intend to file, any amended annual or quarterly reports on Form 10-Q or Form 10-K for our annual financial statements for the fiscal years ended June 30, 2023 and 2022, or unaudited consolidated interim financial statements within the fiscal years ended June 30, 2024, 2023 and 2022 or any prior fiscal years. Information about the effects of the restatement on each of these periods is contained in Note 15 – Restatement of Previously Issued Financial Statements and Note 16 – Quarterly Financial Summary (unaudited) to our consolidated financial statements.

Control Considerations

In connection with restatements, the Company conducted an internal investigation of the accounting errors identified. In connection therewith, management has assessed the effectiveness of the Company’s internal control over financial reporting. Management previously concluded that the Company’s disclosure controls and procedures and internal control over financial reporting were not effective during the periods covered by the restatement due to previously identified material weaknesses resulting from having insufficient personnel resources with technical accounting expertise related to certain aspects of the financial reporting process. In early March of 2024, the Company strengthened its internal financial expertise by hiring a new Chief Financial Officer with over 20 years of experience with publicly traded companies and finance and accounting and who also served as an auditor for 10 years with Ernst & Young LLP, where he became a certified public accountant. As part of its ongoing remedial efforts to strengthen controls and procedures, in May 2024 the Company engaged an external financial consultant with extensive technical accounting expertise. In August 2024, the Company engaged an external financial consulting firm to assist the Company with accounting advisory services.

After re-evaluation, the Company’s management has concluded that in connection with restatement and due to a lack of sufficiently designed controls that support an effective assessment of our internal controls relating to the prevention of fraud and possible management override of controls, this represents an additional material weakness in the Company’s disclosure controls and procedures and the Company’s internal control over financial reporting. To address this material weakness, management plans to continue to devote significant effort and resources to the remediation and improvement of the Company’s internal control over financial reporting. While the Company has processes to account for its inventory, under the leadership of the Company’s new Chief Financial Officer, the Company intends to strengthen its internal processes and procedures over inventory management and reporting. The Company has begun updating its processes and controls around inventory obsolescence, the timing of its internal inventory audits and implementation of other measures. In addition, in August 2024, the Company engaged an external financial consulting firm with extensive technical accounting expertise to assist with the analysis of prior periods, along with an independent law firm to conduct an internal review of the events and activities leading to errors in the financial statements.

The Company’s management recognizes that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Additionally, controls can be circumvented by collusion or improper management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, have been detected, and there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.

Based on this assessment, the Company identified material weaknesses in its internal control over financial reporting. Management is taking additional steps to remediate these material weaknesses. See Item 9A, Controls and Procedures, for additional information related to these material weaknesses in internal control over financial reporting and the related remedial measures.

PART I

ITEM 1 – BUSINESS

Overview

We design, develop, manufacture, and sell a portfolio of advanced lithium-ion energy storage solutions for electrification of a range of industrial commercial sectors which include material handling, airport ground support equipment (“GSE”), and other commercial and industrial applications. We believe our mobile and stationary energy storage solutions provide our customers a reliable, high performing, cost effective, and more environmentally friendly alternative as compared to traditional lead acid and propane-based solutions. Our modular and scalable design allows different configurations of lithium-ion energy storage solutions to be paired with our proprietary wireless battery management system to provide the level of energy storage required and “state of the art” real time monitoring of pack performance. We believe that the increasing demand for lithium-ion energy storage solutions and more environmentally friendly energy storage solutions in the material handling sector should continue to drive our revenue growth.

Our Strategy

Our long-term strategy is to meet the rapidly growing demand for lithium-ion energy solutions and to be the supplier of choice, targeting large companies having demanding energy storage needs. We have established selling relationships with equipment OEMs and customers with large fleets of forklifts and GSE. We intend to reach this goal by investing in research and development to expand our product mix, by expanding our sales and marketing efforts, improving our customer support efforts and continuing our efforts to increase production capacity and efficiencies. Our research and development efforts will continue to focus on providing adaptable, reliable and cost-effective energy storage solutions for our customers.

Our largest sector of penetration thus far has been the material handling sector which we believe is a multi-billion-dollar addressable market. We believe the sector will provide us with an opportunity to grow our business as we enhance our product mix and service levels and grow our sales to large fleets of forklifts and GSE. Applications of our modular packs for other industrial and commercial uses, such as mobile energy storage, are providing additional current and future growth opportunities. We intend to continue to expand and diversify our supply chain and customer base and seek further partnerships that provide synergy to meeting our growth and “building scale” objectives.

Supply Chain Issues and Higher Procurement Costs

Disruptions from the COVID-19 pandemic over the past several years have been largely abated. We addressed supply chain challenges with improved vendor selection, and improved supply chain internal practices. However, we have experienced recent shipment delays of battery packs for some forklift models as a result of production delays from our suppliers. We have seen recent improvements in shipment timing. However, there can be no assurance that our price increases, inventory levels or any future steps we take will be sufficient to offset the rising procurement costs and manage sourcing of raw materials and component parts effectively.

Strategic Initiatives

Our near-term priorities will be to achieve “profitability,” specifically, cash flow breakeven, within our capital constraints. Accordingly, we will continue to pursue supply chain improvements, gross margin expansion initiatives, and cost reductions. In addition, we are focusing on business expansion to accelerate gross margins by:

●	leveraging current high-profile “proven customer relationships” to respond to growing demand of large fleets for lithium-ion value proposition;

●	pursuing new markets that can leverage our technology and manufacturing capabilities;

●	expanding features of our popular “SkyBMS” (telemetry) which provides customized fleet management, and real time reports;

●	expanding our manufacturing and service capacities to ensure customer satisfaction from increased deliveries, and service;

●	capitalizing on our leadership position with new product offerings, particularly to exploit the rising demand for higher power applications; and

●	while we are “agnostic to the type of lithium chemistry,” ensuring our research efforts support other chemistries as they may become available.

There can be no assurance that these initiatives and efforts will be successful.

Recent Developments

Management Transition

On November 20, 2024, Ronald F. Dutt, our chairman and Chief Executive Officer, notified the Company’s Board of Directors of his intentions to retire from his positions upon the appointment of a new Chief Executive Officer. The Board has commenced a search for a new Chief Executive Officer and Mr. Dutt will remain with the Company through the search and transition period.

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

In April 2024, we notified GBC of a certain event of default with respect to the Company’s anticipated failure to maintain the EBITDA covenant for the trailing three (3) month period ended April 30, 2024, (the “Default”). On May 8, 2024, the Company received a waiver from GBC, (the “Waiver”) which waived the Default, subject to satisfaction of the following conditions: (i) receipt of a counterpart of the Waiver duly executed by us; (ii) receipt of the waiver fee of $20,000; (iii) receipt of the representations and warranties from us that after giving effect to the Waiver, the representations and warranties contained in the Agreement, the Waiver and the other Loan Documents shall be true and correct; and (iv) after giving effect to the Waiver, no additional event of default shall have occurred and be continuing on and as of the effective date of the Waiver.

On May 31, 2024, we entered into the Third Amendment to Loan and Security Agreement (the “Third Amendment”) with GBC which amended certain terms of the Loan and Security Agreement dated July 28, 2023, including but not limited to amending the EBITDA Minimum financial covenant. In consideration for the Third Amendment, the Company agreed to pay GBC a non-refundable amendment fee of $50,000 in cash.

Under the Agreement, upon an occurrence of an event of default, GBC may, at its option, declare its commitments to the Company to be terminated and all obligations to be immediately due and payable, all without demand, notice or further action of any kind required on the part of GBC, and/or exercise other remedies available to it among other things including its rights as a secured party. On August 30, 2024, GBC agreed to waive the Company’s non-compliance with, and the effects of its non-compliance under, various representations, financial covenants and non-financial covenants relating to the Company’s restatement (the “August Waiver”). On January 17, 2025, GBC agreed to waive our non-compliance with, and the effects of our non-compliance under, various representations, financial covenants and non-financial covenants relating to our financial restatements and our failure to maintain the EBITDA Minimum for certain financial periods (the “January Waiver”). As a result of the August Waiver and January Waiver, the Company expects that its revolving credit facility remains available subject to meeting certain lending criteria under the Loan Agreement.

On January 22, 2025, we entered into Amendment No. 4 to Loan and Security Agreement (the “Fourth Amendment”) with GBC which amended certain terms of the Loan and Security Agreement dated July 28, 2023, as amended, relating to the EBITDA Minimum financial covenant of the Company. In consideration for the Fourth Amendment, the Company agreed to pay GBC a non-refundable amendment fee of $50,000 in cash, as follows: (i) $25,000 shall be due and payable on March 1, 2025, and (ii) $25,000 shall be due and payable on April 1, 2025.

We rely on our credit facility with GBC to meet our anticipated capital resources and to fund our operations. The availability of the GBC Credit Facility is subject to satisfaction of certain affirmative covenants and financial covenants including maintaining minimum tangible net worth, and certain limitations on dispositions of assets. The Agreement also contains usual and customary events of default (with customary grace periods, as applicable) and provides that, upon the occurrence of an event of default, payment of all amounts payable under the GBC Credit Facility may be accelerated and/or GBC’s commitment may be terminated by GBC without any action by GBC. Due to our inability to satisfy certain financial covenants and other covenants under the agreement with GBC we have previously needed to obtain waivers from GBC. In the event we are unable to comply with terms of the Agreement or to obtain a waiver from GBC, funds will be unavailable to us under the GBC Credit Facility, and our operations, financial condition and business will be materially and adversely affected.

Nasdaq Stock Market Notices

On October 16, 2024, the Company received a notice (the “October Notice”) from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) stating that because the Company had not yet filed its Form 10-K for the fiscal year ended June 30, 2024 (the “Form 10-K”), the Company was not in compliance with Nasdaq Listing Rule 5250(c)(1) (the “Listing Rule”), which requires Nasdaq-listed companies to timely file all required periodic financial reports with the Securities and Exchange Commission.

On November 20, 2024, the Company received a notice (the “November Notice,” together with the October Notice, the “Notices”) from the Staff of Nasdaq stating that because the Company had not yet filed its Form 10-Q for the period ended September 30, 2024 (the “Form 10-Q”) and because the Company remains delinquent in filing its Form 10-K (together with the Form 10-Q, the “Delinquent Reports”), the Company does not comply with the Listing Rule.

The notices stated that the Company had until December 16, 2024 to submit a plan to regain compliance with the Listing Rule (the “Plan”). If Nasdaq accepts the Company’s Plan to regain compliance, then Nasdaq may grant the Company up to 180 calendar days from the Form 10-K filing due date, or until April 14, 2025, to file the Delinquent Reports to regain compliance. If Nasdaq does not accept the Company’s Plan, then the Company will have the opportunity to appeal that decision to a Nasdaq Hearings Panel. The Notice had no immediate effect on the listing of the Company’s common stock on Nasdaq. On December 16, 2024, the Company filed a plan with Nasdaq to regain Nasdaq compliance, including requesting an extension to file the Delinquent Reports by no later than April 14, 2025. If Nasdaq does not accept the Company’s Plan and the Company fails to prevail in its appeal to Nasdaq, or if the Company fails to meet the Nasdaq listing requirements and do not regain compliance, the Company’s common stock will be subject to delisting by Nasdaq. In the event our common stock is delisted, our stock price and market liquidity of our stock will be adversely affected which will impact the ability of the Company’s stockholders to sell securities in the market. Further, delisting from Nasdaq markets could also have other negative effects, including potential loss of confidence by partners, lenders, suppliers and employees.

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

Original equipment manufacturer (OEM) approvals: Many of our energy storage packs have been tested and approved for use by Toyota Material Handling USA, Inc., Crown Equipment Corporation, and The Raymond Corporation, among the top global lift truck manufacturers by revenue according to Material Handling & Logistics. We also provide a “private label” Class 3 Walkie Pallet Pack to two major top 10 forklift OEMs.

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

Proprietary Battery Management System: Critical to our success is our innovative, proprietary and versatile battery management system (“BMS’) that optimizes the performance of our lithium-ion energy solutions and provides a platform for adding new energy storage solution features, including customized telemetry (energy storage solution data and reports available anytime, anywhere) for customers who choose this option. The BMS serves as the brain of the energy storage solution, managing cell balancing, charging, discharging, monitoring and communication between the pack and the forklift. Our “next generation” versatile BMS is currently part of our full product lines and provides significant product features for improved customer productivity. Our BMS also enables ongoing feature development for reduced cost and higher performance. We have included our proprietary telemetry solution, branded “SkyBMS” which provides real time reports on pack performance, health, and remaining useful life.

Our Products

We design, develop, test and sell our energy storage solutions for use in a broad range of lift trucks, industrial equipment including airport GSE, and other commercial applications. Within each of these product segments, we offer a range of power and equipment solutions.

Our energy storage solution system design is adaptable with three core design modules used in our entire family of small, medium, and large pack forklift products. A scalable modular design allows for core modules to be configured to address a variety of unique power and space requirements. We also have the capability to offer varying chemistries and configurations based on the specific application. Currently, our energy storage packs use lithium iron phosphate (LiFePO4) battery cells, which we source from a single supplier located in China, that meet our power, reliability, safety and other specifications. Our BMS works with several battery configurations providing the flexibility to use battery cells developed and manufactured by other suppliers. We believe we can readily adapt our energy storage packs to incorporate new chemistries as they become available in the future in order to meet changing customer preferences and to reduce the cost of our products.

We also offer 24-volt onboard chargers for our Class 3 Walkie Pallet Packs, and smart “wall mounted” chargers for larger applications. Our smart charging solutions are designed to interface with our BMS and integrate easily into most all major chargers in the market.

New Product Update

During fiscal 2024, we introduced new product designs to respond to customer requests and to allow for greater operational efficiencies for us. Some of the improvements included higher capacities for extra-long and demanding shifts, easier servicing, cost efficiencies, and other features to solve a variety of existing performance challenges of customer operations. We intend to continue to develop and to introduce new product designs for margin enhancement, part commonality and improved serviceability.

In fiscal 2024, we also introduced the next generation of Material Handling and GSE products, the G2 line. These seven new products greatly extend the reach of Flux packs in the Class 1 and 2 forklift market as well as enhancing our offerings for aircraft ground support equipment. Ranging from 36 to 80 volts and capacities between 210 and 840 amp-hours, the G2 systems deliver power and versatility.

We also added a second “private label” program for a top 10 OEM for Class 3 products. This program accelerates our sales and distribution capabilities including representing a leverage point to sell our larger packs to end customers. It also has shown to provide wider exposure to new potential customers.

Industry Overview

Historically, lithium-ion battery solutions were unable to compete with lead acid and propane-based solutions in industrial applications on the basis of cost. However, the supply of lithium-ion batteries has rapidly expanded, leading to price declines of eighty-five percent (85%) since 2010 according to BloombergNEF. BloombergNEF also estimates that lithium-ion battery prices, which averaged $1,160 per kilowatt hour in 2010, were $156 per kWh in 2019 and dropped to $115 per kWh in 2024. Lithium metal itself represents well less than 5% of the cost of our energy storage solutions.

The sharp decline in the price of lithium-ion batteries has made these energy solutions more cost competitive. Affordability has in turn enabled customers to shift away from lead acid and propane-based solutions for power lift equipment to lithium-ion based solutions with more favorable environmental and performance characteristics. Reducing our cost per kilowatt of energy enables our value proposition to attract increasing customer demand.

Material Handling Equipment

We focus on energy storage solutions for industrial equipment and related industrial applications because we believe they represent large and growing markets that are just beginning to adopt lithium-ion based technology. We apply our scalable, modular designs to natural product extensions in the industrial equipment market. These markets include not only the sale of lithium-ion energy storage solutions for new equipment but also a replacement market for existing lead acid battery packs.

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

During the year ended June 30, 2024, we had three (3) major customers that each represented more than 10% of our revenues on an individual basis, and together represented approximately $47,178,000 or 78% of our total revenues. During the year ended June 30, 2023, we had three (3) major customers (as restated) that each represented more than 10% of our revenues on an individual basis, and together represented approximately $53,140,000 (as restated) or 80% (as restated) of our total revenues. During the year ended June 30, 2022, the Company had four (4) major customers that each represented more than 10% of its revenues on an individual basis, and together represented approximately $35,229,000 (as restated) or 83% (as restated) of its total revenues.

Shift Toward Lithium-ion Battery Technologies

Today’s lithium-ion energy storage solutions offer higher performance, environmental benefits, and lower life cycle costs, and these features are driving an increase in demand for safe and efficient alternatives to lead acid and propane-based power products. The value proposition of lithium-ion energy storage solutions includes a number of factors impacting customer preferences:

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

Lower Cost: Lithium-ion energy storage solutions provide power dense solutions with extended cycle life, reduced maintenance and improved operational performance, resulting in lower total cost of ownership.

Less Energy Used: we believe our lithium-ion energy storage solutions use 20-50% less energy based on our internal studies comparing lithium-ion to lead acid.

Marketing and Sales

We sell our products through several different channels including OEMs, lift equipment dealers and battery distributors as well as directly to end users. In the industrial motive market, OEMs sell their lift products through dealer networks and directly to end customers. Because of environmental issues associated with lead acid batteries and to preserve customer choice, industrial lift products are typically sold without a battery pack or an energy storage solution. Equipment dealers source battery packs from battery distributors and battery pack suppliers based on demand or in response to customer specifications. End customers may specify a specific type and manufacturer of battery pack to the equipment dealer or may purchase battery packs from battery distributors or directly from battery suppliers.

Our direct sales staff cover major geographies throughout North America and collaborate with our sales partners who have an established customer base. We plan to hire additional sales staff to support our expected sales growth. In addition, we have developed a nationwide sales network of relationships with equipment OEMs, their dealers, and battery distributors. To support our products, we have a nationwide network of service providers, typically forklift equipment dealers and battery distributors, who provide local customer service to large customers. We also maintain a customer support center and provide Tech Bulletins and training to our service and sales network out of our corporate headquarters. We have partnered with an experienced GSE distributor to market our lithium-ion energy storage solutions for airport GSE.

Manufacturing and Assembly

Rather than manufacture our own battery cells, our battery cells are currently sourced from one manufacturer located in China. We source the remainder of the components primarily from numerous vendors in the United States. We developed our BMS to be agnostic to a battery’s lithium-ion chemistry and cell manufacturer. Despite such flexibility, we have experienced occasional supply interruptions in the past, and more recently, we have been forced to navigate supply chain and transportation issues stemming from the global pandemic. We have made great strides in sourcing alternate suppliers and parts to minimize future global supply chain disruptions. We are continuing to monitor and test potential new cell technologies on an ongoing basis to help mitigate our supply chain risks. Using Lean Manufacturing principles, our final assembly, testing and shipping of our energy storage solutions are completed within our ISO 9001 certified facility in Vista, California, which includes six assembly lines.

We buy chargers from several sources, including a U.S. based supplier. Additionally, we are a qualified dealer for a well-known manufacturer of “high capacity, modular, smart chargers” which support our larger packs.

Research and Development

Our engineers design, develop, test, and service our advanced lithium-ion energy storage solutions at our company headquarters in Vista, California. We believe our strengths include our core competencies and capabilities in designing and developing proprietary technology for our BMS, lean manufacturing processes, systems engineering, engineering application, and software engineering for both energy storage solutions and telemetry. We believe that our ability to develop new features and technology for our BMS is essential to our growth strategy.

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

Competition

Our competitors in the lift equipment market in years past have been primarily major lead acid battery manufacturers, including Stryten Energy, East Penn Manufacturing Company, EnerSys Corporation, and Crown Battery Corporation. However, more recently our potential customer base has become increasingly aware of the performance, lifetime cost, and environmental advantages of lithium-ion solutions. At the same time, our competitor base offering lithium-ion solutions has grown from a number of early-stage businesses and now includes several larger companies. The increasing market activity reflects the double-digit sales growth of lithium-ion based solutions. The sales channel includes. equipment dealers, OEMs and battery distributors.

The key competitive factors in this market are performance, reliability, durability, safety and price. We believe we compete effectively in all of these categories in light of our experience with lithium-ion technology, including our development capabilities and the performance of our proprietary BMS. We believe having the UL Listing covering our core products gives us a significant differentiating competitive advantage. In addition, because our BMS is not reliant on any specific battery cell chemistry, we believe we can adapt rapidly to changes in advanced battery technology or customer preferences.

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

As of June 30, 2024, we have two issued U.S. patents. We have filed one new U.S. patent application on advanced technology related to lithium-ion energy storage solutions. The technology behind these three patents is designed to:

●	increase battery life by optimizing the charging cycle;

●	give users a better understanding of the health of their battery in use; and

●	apply artificial intelligence to predictively balance the cells for optimal performance.

We do not know whether any of our efforts will result in the issuance of patents or whether the examination process will require us to narrow our claims. Even if granted, there can be no assurance that these pending patent applications will provide us with protection.

We have obtained U.S. federal trademark registrations for Flux, Flux Power, Flux Power logo and Lift. We have pending applications to register SkyBMS. We also believe that we have common law trademark rights to certain marks in addition to those which we have registered.

Suppliers

We obtain a limited number of components and supplies included in our products from a small group of suppliers. During the year ended June 30, 2024, we had one (1) supplier who accounted for more than 10% of our total purchases, which represented approximately $12,437,000 or 27% of our total purchases.

During the year ended June 30, 2023, we had one (1) supplier who accounted for more than 10% of our total purchases, which represented approximately $17,022,000 or 31% of our total purchases.

During the year ended June 30, 2022 the Company had one (1) supplier who accounted for more than 10% of its total purchases which represented approximately $13,884,000 or 28% of its total purchases

We currently single source our battery cells from one Chinese supplier. We are actively pursuing backup cell suppliers as part of our growth strategy, efforts to manage the risks of having only one supplier of battery cells and strategies to address potential exposure to tariffs. In addition, with our expanding portfolio of energy storage solutions and expected higher volumes, we will also seek to lower the costs of our component parts through a network of suppliers

Government Regulations

Product Safety Regulations. Our products are subject to product safety regulations by Federal, state, and local organizations. Accordingly, we may be required, or may voluntarily determine, to obtain approval of our products from one or more of the organizations engaged in regulating product safety. These approvals could require significant time and resources from our technical staff and, if redesign were necessary, could result in a delay in the introduction of our products in various markets and applications.

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

Human Capital Resources

As of June 30, 2024, we had 119 employees. We engage outside consultants to assist our efforts in business development, operations, finance and other functions from time to time. None of our employees is currently represented by a trade union.

Corporate Office

Our corporate headquarters and production facility totals approximately 63,200 square feet and is located in Vista, California. Our production facility is ISO 9001 certified. The telephone number at our principal executive office is (760)-741-FLUX or (760)-741-3589.

Other Information

The Company website Internet address is www.fluxpower.com. We make available on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Other than the information expressly set forth in this annual report, the information contained, or referred to, on our website is not part of this annual report.

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

Risk Factors Relating to Our Business

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements included in this report. Our audited financial statements at June 30, 2024, and for the year then ended, were prepared assuming that we will continue as a going concern.

Management has evaluated the Company’s expected cash requirements, including investments in additional sales and marketing and research and development, capital expenditures and working capital requirements, and believes the Company’s existing cash and funding available under the GBC Credit Facility and the Subordinated LOC, along with the forecasted gross margin, will not be sufficient to meet the Company’s anticipated capital requirements to fund planned operations for the next twelve months following the filing date of this Annual Report on Form 10-K.

The report from our independent registered public accounting firm for the year ended June 30, 2024 includes an explanatory paragraph stating that our current liquidity position and projected cash needs raise substantial doubt about our ability to continue as a going concern, along with management’s assessment and strategies. The perception that we may not be able to continue as a going concern may make it difficult for us to raise new funds and to operate our business due to concerns about our ability to meet our contractual obligations. There is no assurance that sufficient financing will be available when needed or on reasonable terms to allow us to continue our operations. Our ability to continue as a going concern is contingent upon, among other factors, the availability of the GBC Credit Facility or obtaining alternate financing. We cannot provide any assurance that we will be able to raise additional capital. See Liquidity and Financial Condition in Note 3 – Summary of Significant Accounting Policies to the audited consolidated financial statements for additional information.

We have a history of losses and negative working capital.

For the fiscal years ended June 30, 2024 and 2023, we had net losses of $8.3 million and $7.7 million, respectively. We have historically experienced net losses and until we generate sufficient revenue, we anticipate that we will continue to experience losses in the near future.

As of June 30, 2024 and 2023, we had a cash balance of $0.6 million and $2.4 million, respectively. We currently believe that our existing cash balances, availability of our credit facilities and cash resources from operations will not be sufficient to fund our existing and planned operations for the next twelve months. Until such time as we generate sufficient cash to fund our operations, we will need additional capital to continue our operations thereafter.

We have historically relied on equity financings, borrowings under short-term loans with related parties, credit facilities and/or cash resources from operating activities to fund our operations. Specifically, we have relied heavily on a credit facility with GBC, and there can be no assurance that we will be able to maintain this facility, obtain additional funds via a new facility or that funds will be available on terms acceptable to us, if at all. Failure to maintain the GBC debt facility without a replacement facility would have material adverse impact on our operations.

If we were to access additional capital via an equity or equity-linked financing, such funding would result in dilution of the ownership interests of our current stockholders. If funds are not available on acceptable terms, we may be required to curtail our operations or take other actions to preserve our cash, which may have a material adverse effect on our future cash flows and results of operations.

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

Based on management’s evaluation of our disclosure controls and procedures as of June 30, 2024, we identified material weaknesses in our internal controls over financial reporting. The material weaknesses were based on our ineffective oversight of our internal control over financial reporting and lack of sufficient personnel resources with technical accounting expertise related to certain aspects of the financial reporting process. While management intends to increase the use of third-party consultants and technical accounting experts and to implement measures designed to improve our internal control over financial reporting to remediate material weaknesses, there can be no assurance that these steps will be effective.

As previously disclosed, we have concluded that the previously issued audited consolidated financial statements as of and for the fiscal year ended June 30, 2023 and the unaudited consolidated financial statements as of and for the quarters ended September 30, 2023, December 31, 2023, and March 31, 2024, which were filed with the Securities and Exchange Commission (“SEC”) on September 21, 2023, November 9, 2023, February 8, 2024 and May 13, 2024, respectively, should no longer be relied upon because of errors in such financial statements relating to the improper accounting for inventory and a restatement should be undertaken. As a part of this restatement and evaluation process, we also discovered that:

(a)	the Company’s original estimate of the overstatement of inventories had risen due to additional excess and obsolete inventory identified related to inventory components not recorded at the lower of cost or net realizable value, as well as consigned inventory not reconciled in a timely manner;

(b)	the Company had not properly recognized revenue in the periods in which the related performance obligations had been satisfied for a contract with a certain customer, and that the Company had improperly recorded accounts receivable pertaining to that contract as a reduction to its accounts payable owed to that customer although the right of offset conditions under ASC 210-20 had not been met, resulting in misstatements to revenues, accounts receivable and accounts payable;

(c)	the Company had improperly recorded various inventory write downs to research and development expenses although such expenses did not meet the classification criteria for research and development under ASC 730, resulting in an overstatement of research and development expenses and a corresponding understatement of cost of sales;

(d)	the Company had various clearing accounts that had not been reconciled in a timely manner, resulting in misstatements of accounts payable, inventories and cost of sales;

(e)	the Company had not included certain product warranty-related expenses within the proper periods in its calculation of its product warranty reserve estimate, resulting in an understatement of accrued expenses, an understatement of accounts payable and an understatement of cost of sales; and

(f)	the Company erroneously presented non-cash debt issuance cost incurred in conjunction with credit facility arrangements as a non-cash adjustment to reconcile net loss to net cash used in operating activities in the consolidated cash flow statements when such cost should have been recognized as a change in other assets.

As a result, we have determined to restate our audited consolidated financial statements for the fiscal years ended June 30, 2023 and 2022, including all related unaudited consolidated interim financial statements within the fiscal years ended June 30, 2024, 2023 and 2022.

After re-evaluation, the Company’s management has concluded that considering the errors described above, this represents an additional material weakness in the Company’s disclosure controls and procedures and the Company’s internal control over financial reporting. The material weakness was based upon a lack of sufficiently designed controls over the prevention of fraud and possible management override of controls. To address this material weakness, management plans to continue to devote significant effort and resources to the remediation and improvement of the Company’s internal control over financial reporting. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Moreover, the effectiveness of our controls and procedures may be limited by a variety of factors, including faulty human judgment and simple errors, omissions or mistakes; fraudulent action of an individual or collusion of two or more people; inappropriate management override of procedures; and the possibility that any enhancements to controls and procedures may still not be adequate to assure timely and accurate financial control. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, have been detected, and there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.

We are committed to remediating our material weakness. However, there can be no assurance as to when this material weakness will be remediated or that additional material weaknesses will not arise in the future. If we are unable to maintain effective internal control over financial reporting, our ability to record, process and report financial information in a timely manner and accurately could be adversely affected and could result in a material misstatement in our financial statements, which could subject us to litigation or investigations, require management resources, increase our expenses, negatively affect investor confidence in our financial statements and adversely impact the trading price of our common stock.

The restatement of our previously issued financial statements has had a material adverse impact on us, including increased costs, loss of investor confidence, the increased possibility of legal or administrative proceedings and non-compliance with the Nasdaq listing rules.

In connection with the restatements, we have become subject to a number of additional risks and uncertainties, including:

●	We incurred substantial unanticipated costs for accounting, legal and consultancy fees in connection with the restatements and internal investigation, and we expect to continue to incur additional costs;

●	The SEC may institute a formal investigation of the Company’s financial statements. In such an event, investigation will divert our management’s time and attention and cause us to incur substantial costs. These investigations can also lead to fines or injunctions or orders with respect to future activities, as well as further substantial costs and diversion of management time and attention;

●	Our ability to regain compliance and continue to meet the continued listing standards of the Nasdaq Stock Market; and

●	A pending purported federal securities class action lawsuit has been filed against us, our Chief Executive Officer, Ronald F. Dutt, and our former Chief Financial Officer, Charles A. Scheiwe. The outcome of litigation is uncertain and we may not be successful in defending against these and future claims. In addition, the Company is named as a nominal defendant in a pending purported shareholder derivative lawsuit. These proceedings, and any other regulatory proceedings or actions, can be lengthy, time consuming and disruptive to normal business operations and could cause us to incur significant defense costs, including costs associated with the indemnification of our officers and directors, and could damage our reputation or adversely affect our stock price. Any adverse ruling or unfavorable resolution in any legal or regulatory proceeding or action could have a material adverse effect on our business, operating results, or financial condition. For additional information regarding certain of the matters in which we are involved, see Item 3, “Legal Proceedings,” contained in Part I of this report.

We, and certain of our current and former officers and directors, face litigation and legal proceedings which could adversely affect our business, financial condition, results of operations or cash flows.

We are subject to lawsuits, legal proceedings and claims in the normal course of our business, which can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. We are currently the subject of complaints alleging violations of various laws, including but not limited to certain employment lawsuits, a shareholder class action lawsuit and a derivative lawsuit, which are further described under the heading “Legal Proceedings” elsewhere in this report, and in the future could also be subject to other proceedings. These proceedings and any other regulatory proceedings or actions may be time consuming, could cause us to incur significant defense costs and could damage our reputation or adversely affect our stock price. Any adverse ruling or unfavorable resolution in any legal or regulatory proceeding or action could have a material adverse effect on our business, operating results or financial condition. For additional information regarding certain of the matters in which we are involved, see Item 3, “Legal Proceedings,” contained in Part I of this report.

We will need to raise additional capital or financing to continue to execute and expand our business.

We expect that our existing cash and additional funding which we believe are available under our GBC Credit Facility, combined with funds available to us under our subordinated line of credit and from our operations, will not be sufficient to meet our anticipated capital resources and to fund our planned operations for the next twelve months (see Liquidity and Financial Condition in Note 3 – Summary of Significant Accounting Policies to the audited consolidated financial statements for additional information). However, the use of such credit facilities remains subject to performance metrics, certain restrictions and compliance with loan covenants. If we are unable to meet the conditions provided in the loan documents, these funds will not be available to us. In addition, should there be any delays in the receipts of key component parts, due in part to supply chain disruptions, our ability to fulfil the backlog of sales orders will be negatively impacted resulting in lower availability of cash resources from operations. We may be required to access other forms of capital to support our expanded operations and execute our business plan by issuing equity or convertible debt securities, or by entering into another form of structured financing or strategic transaction. Our ability to access such forms of capital will be impacted by investor confidence in our business strategy as well as market conditions In addition, our failure to timely file our fiscal 2024 annual report on form 10-K and subsequent fiscal 2025 interim quarterly reports on Form 10-Q means that we currently are ineligible to use a registration statement on Form S-3. We will not be eligible to use a registration statement on Form S-3 again until we have timely filed all materials and reports required to be filed pursuant to Section 13, 14 or 15(d) of the Securities Exchange Act of 1934 for a period of at least twelve (12) calendar months immediately preceding the filing of a new registration statement on Form S-3. The inability to use a Form S-3 registration statement will limit our ability to raise capital through sales of our securities in a timely and cost-efficient manner.

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

The loans and other obligations of the Company under the GBC Credit Facility are secured by substantially all of our tangible and intangible assets (including, without limitation, intellectual property) pursuant to the terms of a Loan and Security Agreement with GBC dated July 28, 2023 (the “Agreement”) and an Intellectual Property Security Agreement (the “IP Security Agreement”). The GBC Credit Facility is evidenced by a revolving note, which matures on July 28, 2025 (the “Maturity Date”), unless extended, modified, or renewed (the “Revolving Note”). Provided that there is no event of default, the Maturity Date can automatically be extended for one (1) year period upon payment of a renewal fee for each such extension in the amount of three-quarters of one percent (0.75%) of the Revolving Loan Commitment, which fee will be due and payable on or before the applicable Maturity Date. The holder of the Revolving Note is entitled to all of the benefits and security provided for in the Agreement. All Revolving Loans shall be repaid by the Borrower on the Maturity Date, unless payable sooner pursuant to the provisions of the Agreement. As a secured party, upon an event of default, GBC will have a first priority right to the collateral granted to them under the Agreement and IP Security Agreement, and we may lose our ownership interest in the assets pledged as security interest. Events of default have occurred under the GBC Credit Facility associated with certain EBITDA requirements that were not achieved for the three-month period ending April 30, 2024, May 31, 2024 and July 31, 2024, non-compliance with various representations, financial covenants and non-financial covenants relating to our financial restatements under the Agreement. We have obtained waivers with respect to such defaults, which each waive any failure of the Company to be in compliance with such representations, financial covenants and non-financial covenants under the Agreement. We may need to seek waivers in the future and we cannot provide any assurance that such waivers will be available should we not be in compliance with the terms of the GBC Credit Facility in the future. If we had not been able to obtain such waivers, we would have had events of default under the GBC Credit Facility and GBC could terminate their commitments under the facility and foreclose against substantially all our assets. We would likely be forced to seek bankruptcy protection and our investors could lose the full value of their investment in our common stock. As such, a default and/or loss of our collateral will have a material adverse effect on our operations, business and financial condition.

We are dependent on one supplier for our battery cells, and the inability of this supplier to continue to deliver, or their refusal to deliver, our battery cells at prices and volumes acceptable to us would have a material adverse effect on our business, prospects and operating results.

We do not manufacture the battery cells used in our energy storage solutions. Our battery cells, which are an integral part of our energy storage solutions, are sourced from a single manufacturer located in China. While we obtain components for our products and systems from multiple sources whenever possible, we have spent a great deal of time in developing and testing our battery cells that we receive from our main supplier. Additionally, our operations are materially dependent upon the continued market acceptance and quality of this manufacturer’s products and its ability to continue to manufacture products that are competitive and that comply with laws relating to environmental and efficiency standards. Our inability to obtain products from our main supplier or a decline in market acceptance of its products could have a material adverse effect on our business, results of operations and financial condition. From time to time we have experienced shortages, allocations and discontinuances of certain components and products, resulting in delays in filling orders. Qualifying new suppliers to compensate for such shortages may be time-consuming and costly. In addition, we may have to recertify our UL Listings for the battery cells from new suppliers, which in turn has led to delays in product acceptance. Similar delays may occur in the future. Furthermore, the performance of the components from our supplier as incorporated in our products may not meet the quality requirements of our customers.

To date, we have no qualified alternative sources for our battery cells although we research and assess cells from other suppliers on an ongoing basis. We generally do not maintain long-term agreements with our current supplier. While we believe that we will be able to establish additional supplier relationships for our battery cells, we may be unable to do so in the short term or at all at prices, quality or costs that are favorable to us. We intend to undertake and diversify suppliers for our battery cells to lessen this concentration, however, in the near term, this relationship is a critical component in our business and operations. The loss of this supplier, significant changes in our product requirements, delays of significant orders could have a material adverse effect upon the Company’s business, operating results and financial condition.

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

Historically a majority of our product sales have been generated from a small number of OEMs and customers, including three (3) customers who, on an aggregate basis, made up 77% of our sales for the year ended June 30, 2024, and three (3) customers who, on an aggregate basis, made up 80% of our sales for the year ended June 30, 2023. As a result, our success depends on continued demand from this small group of customers and their willingness to incorporate our battery products in their equipment. The loss of a significant customer would have an adverse effect on our revenues. There is no assurance that we will be successful in our efforts to convince end users to accept our products. Our failure to gain acceptance of our products could have a material adverse effect on our financial condition and results of operations.

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

Press reports have highlighted situations in which lithium-ion batteries in automobiles and consumer products have caught fire or exploded. In response, the use and transportation of lithium-ion batteries has been prohibited or restricted in certain circumstances. This publicity has resulted in a public perception that lithium-ion batteries are dangerous and unpredictable. Although we believe our energy storage solutions are safe, these perceived hazards may result in customer reluctance to adopt our lithium-ion based technology.

Our products may experience quality problems from time to time that could result in negative publicity, litigation, product recalls and warranty claims, which could result in decreased revenues and harm to our brands.

A catastrophic failure of our battery modules could cause personal or property damages for which we would be potentially liable. Damage to or the failure of our energy storage solutions to perform to customer specifications could result in unexpected warranty expenses or result in a product recall, which would be time consuming and expensive. Such circumstances could result in negative publicity or lawsuits filed against us related to the perceived quality of our products which could harm our brand and decrease demand for our products.

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

The lithium-ion battery industry has been subjected to tariffs implemented by the United States government on goods imported from China. There is an ongoing risk of new or additional tariffs being put in place on lithium-ion batteries or related parts which would dramatically increase the cost of our energy storage solutions. Since all of our lithium-ion batteries are manufactured in China, current and potential tariffs on lithium-ion batteries imported by us from China could increase our costs, require us to increase prices to our customers or, if we are unable to do so, result in lower gross margins on the products sold by us. China has already imposed tariffs on a wide range of American products in retaliation for the American tariffs on steel and aluminum. Additional tariffs could be imposed by China in response to actual or threatened tariffs on products imported from China. The imposition of additional tariffs by the United States could trigger the adoption of tariffs by other countries as well. Any resulting escalation of trade tensions, including a “trade war,” could have a significant adverse effect on world trade and the world economy, as well as on our results of operations. At this time, we cannot predict how such enacted tariffs will impact our business. Tariffs on components imported by us from China could have a material adverse effect on our business and results of operations.

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

We cannot be certain that we are the first creator of inventions covered by pending patent applications or the first to file patent applications on these inventions, nor can we be certain that our pending patent applications will result in issued patents or that any of our issued patents will afford protection against a competitor. In addition, patent applications that we intend to file in foreign countries are subject to laws, rules and procedures that differ from those of the United States, and thus we cannot be certain that foreign patent applications related to issue United States patents will be issued. Furthermore, if these patent applications are issued, some foreign countries provide significantly less effective patent enforcement than in the United States.

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

Our business depends substantially on the continuing efforts of the members of our senior management team and our business may be severely disrupted if we lose their services or are unable to recruit qualified replacements in the event of departures.

We believe that our success is largely dependent upon the continued service of the members of our senior management team, who are responsible for who establishing our corporate strategies and focus, overseeing the execution of our business strategy and ensuring our continued growth. Our continued success will depend on our ability to attract and retain a qualified and competent management team in order to manage our existing operations and support our expansion plans. If any of the members of our senior management team are unable or unwilling to continue in their present positions, we may not be able to replace them readily. Therefore, our business may be severely disrupted, and we may incur additional expenses to recruit and retain their replacement. In addition, if any of the members of our senior management team joins a competitor or forms a competing company, we may lose some of our customers.

On November 20, 2024, Ronald F. Dutt, our chairman and Chief Executive Officer, notified the Company’s Board of Directors that he intends to retire from his positions upon the appointment of a successor. The Board has commenced a search for a new Chief Executive Officer and Mr. Dutt will remain with Flux Power through the search and transition period. In the event Company is unable to successfully recruit a new chief executive officer who can effectively and efficiently transition to this position, the Company and business may be adversely affected

If we are forced to implement workforce reductions, our staff resources will be stretched making our ability to comply with legal and regulatory requirements as a public company difficult.

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

We may face significant costs relating to environmental regulations for the storage and shipment of our lithium-ion energy storage solutions.

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

Our common stock is being traded on the Nasdaq Capital Market under the symbol “FLUX.” We cannot predict the extent to which investor interest in our common stock will lead to the development of an active trading market on that stock exchange or any other exchange in the future. An active market for our common stock may never develop. We cannot assure you that the volume of trading in shares of our common stock will increase in the future. The trading price of our common stock has experienced volatility and is likely to continue to be highly volatile in response to numerous factors which have been discussed in this Section 1A, and additional factors, many of which are beyond our control, including, without limitation, the following:

●	Our earnings releases, actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investors;

●	Changes in financial estimates by securities analysts, if any, who might cover our stock;

●	Speculation about our business in the press or the investment community;

●	Significant developments relating to our relationships with our customers or suppliers;

●	Stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in our industry;

●	Customer demand for our products;

●	Investor perceptions of our industry in general and our Company in particular;

●	General economic conditions and trends;

●	Announcements by us or our competitors of new products, significant acquisitions, strategic partnerships or divestitures;

●	Changes in accounting standards, policies, guidance, interpretation or principles;

●	Loss of external funding sources;

●	Sales of our common stock, including sales by our directors, officers or significant stockholders; and

●	Additions or departures of key personnel, including but not limited to our chief financial officer.

The trading price and volume of our common stock may impact your ability to sell your shares of common stock, causing you to lose all or part of your investment.

The ownership of our stock is highly concentrated in our management.

As of January 3 2025, our directors and executive officers, and their respective affiliates beneficially owned approximately 27.5% of our outstanding common stock, including common stock underlying options, and warrants that were exercisable or convertible or which would become exercisable or convertible within 60 days, with Michael Johnson, our director and sole director of Esenjay Investments LLC (“Essenjay”), beneficially owning approximately 25.1% of such outstanding common stock. As a result of their ownership, our directors and executive officers and their respective affiliates collectively, and Esenjay, individually, are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control.

We do not intend to pay dividends on shares of our common stock for the foreseeable future.

We have never declared or paid any cash dividends on shares of our common stock. We intend to retain any future earnings to fund the operation and expansion of our business and, therefore, we do not anticipate paying cash dividends on shares of our common stock in the foreseeable future.

We are not currently in compliance with the continued listing requirements for the Nasdaq Stock Market. If we fail to regain compliance or to meet the continued listing requirements, our common stock may be delisted, which could affect the market price of our common stock, hurt your ability to sell your shares and negatively impact our ability to access the capital markets

On October 16, 2024, we received a notice (the “October Notice”) from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market stating that because the Company had not yet filed its Form 10-K for the fiscal year ended June 30, 2024 (the “Form 10-K”), the Company was not in compliance with Nasdaq Listing Rule 5250(c)(1) (the “Listing Rule”), which requires Nasdaq-listed companies to timely file all required periodic financial reports with the Securities and Exchange Commission. On November 20, 2024, we received a notice (the “November Notice,” together with the October Notice, the “Notices”) from the Staff of the Nasdaq Stock Market stating that because the Company had not yet filed its Form 10-Q for the period ended September 30, 2024 (the “Form 10-Q”) and because the Company remains delinquent in filing its Form 10-K for the fiscal year ended June 30, 2024 (the “Form 10-K” and together with the Form 10-Q, the “Delinquent Reports”), the Company does not comply with the Listing Rule.

Under the Nasdaq rules and pursuant to the Notices, we had until December 16, 2024 to submit to Nasdaq a plan to regain compliance with the Nasdaq Listing Rule. If Nasdaq accepts our plan, then Nasdaq may grant us up to 180 days from the prescribed due date for filing the Delinquent Reports to regain compliance. On December 11, 2024, we filed a plan with Nasdaq to regain Nasdaq compliance with the Listing Rule, including requesting an extension to file the Delinquent Reports by no later than April 14, 2025. If Nasdaq does not accept the Plan and we fail to prevail in our appeal to Nasdaq, or if we fail to regain compliance with the Listing Rule, the Company’s common stock will be subject to delisting by Nasdaq.

We intend to file the Form 10-Q by no later than April 15, 2025 to regain compliance with the Nasdaq Listing Rule. However, any subsequent failure to regain and maintain compliance with the continued listing requirements of Nasdaq could result in delisting of our common stock from Nasdaq and negatively impact our company and holders of our common stock, including by reducing the liquidity and trading of our common stock, limited availability of price quotations and reduced news and analyst coverage. Delisting may adversely impact the perception of our financial condition, cause reputational harm with investors, our employees and parties conducting business with us and limit our access to debt and equity financing.

In addition, we cannot assure you that we will be able to continue to comply with the minimum bid price requirement, stockholder equity requirement and the other standards that we are required to meet in order to maintain a listing of our common stock on the Nasdaq Capital Market. Our failure to continue to meet these requirements may result in our common stock being delisted from the Nasdaq Capital Market. There can be no assurance that our common stock will continue to trade on the Nasdaq Capital Market or trade on the over-the counter markets or any public market in the future. In the event our common stock is delisted, our stock price and market liquidity of our stock will be adversely affected which will impact your ability to sell your securities in the market.

Preferred Stock may be issued under our Articles of Incorporation, which may have superior rights to our common stock.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 1C – CYBERSECURITY

We are dedicated to safeguarding our invaluable assets and ensuring the well-being of personnel, as demonstrated through the preparation of our cybersecurity program.

Cybersecurity Risk Management and Strategy

Our cyber risk management program is designed to comprehensively address the spectrum of cybersecurity threats that confront our organization. Within this program, we integrate an analysis of the risks facing the organization to guide our preparedness against cybersecurity threats to ensure a holistic approach that encompasses cross-functional and geographical visibility under the oversight of executive leadership through regular risk management meetings.

To aid our cybersecurity risk management strategy, we contract with dedicated third-party firms and assessors to identify risks and threats to our organization. These assessments adhere to leading cybersecurity standards such as the National Institute of Standards and Technology (NIST) Cybersecurity Framework aligning with industry best practices. To oversee incident response and mitigation we utilize our incident response plan and processes to standardize our processes for assessing, identifying, and managing cybersecurity incidents. This includes a comprehensive reporting structure and analysis processes to provide visibility and determine incident business impact. Were a cybersecurity incident to occur, we have also implemented a cross-functional business team to aid in the determination of incident impact, severity, and materiality, with the support of standing external counsel and third-party incident response advisors. Additional to our third-party incident response advisors and support contracts, we undergo regular penetration tests to bolster our readiness in the event of cybersecurity incidents. Furthermore, we have also obtained cybersecurity insurance coverage to enhance protection and minimize potential financial losses arising from cyber threats.

We prioritize cybersecurity within our supply chain, both nationally and globally, by assessing our third-party cybersecurity posture to provide secure visibility with our partnerships. As part of our due diligence processes, we conduct security questionnaires and service provider reviews, to align our cybersecurity standards on the onset of our partnerships. Additionally, we collaborate closely with a third-party vendor to enhance supply chain resilience. This collaboration involves leveraging their expertise to inform decision-making and enhance risk oversight processes, ensuring greater robustness, and adaptability in managing supply chain challenges.

While we maintain a strong cybersecurity posture, we continuously strive for improvement and vigilance to mitigate evolving threats within this dynamic environment and protect our stakeholders’ interests. Our organization has not experienced any unauthorized access resulting from cybersecurity incidents with a materially adverse effect on our business, operations, or financial condition and we remain cognizant of the potential impact of insufficient cybersecurity measures on our operations. For further insights into additional risks relating to our business, please refer to “Item 1A – Risk Factors - Risk Factors Relating to Our Business.”

Cybersecurity Governance

The Board delegated primary oversight authority to the Audit Committee who plays a pivotal role in ensuring the effectiveness of our cybersecurity strategy. Through regular updates provided by our leadership team, the committee actively evaluates the organization’s cybersecurity posture and aids in prioritizing risk mitigation efforts aligned with our strategic objectives. These updates encompass detailed quarterly reports during audit committee meetings, covering key metrics, ongoing initiatives, and any cybersecurity incidents. Additionally, on an annual basis, the entire board receives updates on the progress of our cybersecurity program and strategy, including insights into emerging risks and industry trends. Moreover, the board benefits from supplementary educational briefings delivered by both internal and external experts, providing invaluable global threat visibility and enhancing the Board’s understanding of cybersecurity challenges and opportunities.

Overseeing our cybersecurity initiatives is our Director of Information Technology who provides invaluable expertise in managing cybersecurity risks and leading our cybersecurity operations. The Director of Information Technology possesses good knowledge in information technology and program management, with contract resources available to help and supplement our security profile. Furthermore, the executive leadership team is active in security operations, overseeing implementation of policies, procedures, and policies related to cybersecurity, technology, and vendors. Both the Audit Committee of the Board as well as executive leadership team will be notified and updated in the event of an incident, with incident updates, mitigation efforts, and impact, as deemed appropriate.

ITEM 2 - PROPERTIES

Our corporate headquarters and production facility totals approximately 63,200 square feet and is located in Vista, California. Our production facility is ISO 9001 certified. We lease this property. Rent during the year ended June 30, 2024 was approximately $66,000 per month, and our annual rent will escalate approximately 3% per year through the end of the lease term on November 20, 2026. Our east coast customer service facility located in Atlanta, Georgia is approximately 4,900 square feet and monthly rent is approximately $5,000, which will escalate approximately 5% per year through the end of the lease term on April 30, 2028. Total rent expense was approximately $942,000, $899,000 and $867,000 for the fiscal years ended June 30, 2024, 2023 and 2022, respectively.

We believe that our leased property is in good condition and suitable for the conduct of our business.

ITEM 3 - LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in any legal proceedings that may arise from time to time may harm the Company’s business. To the best knowledge of management, except for the legal proceedings disclosed below, there are no other material legal proceedings pending against us.

Securities Class Action

On November 1, 2024, plaintiff Asfa Kassam filed a purported federal securities class action complaint in the United States District Court, District of Nevada, captioned Kassam v. Flux Power Holdings, Inc. et al. (No. 2:24-cv-02051), against the Company, our Chief Executive Officer, Ronald F. Dutt, and our former Chief Financial Officer, Charles A. Scheiwe. The complaint generally alleges that the defendants made false and misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. The action purports to be brought on behalf of those who purchased or otherwise acquired the Company’s publicly traded securities between November 11, 2022 and September 30, 2024, and seeks unspecified damages and other relief. On January 14, 2025, the court granted an unopposed motion to transfer the case to the Southern District of California for all further proceedings. The case is in its early stages and a lead plaintiff has yet to be appointed. Management believes these claims to be meritless and intends to vigorously defend against them.

Shareholder Derivative Action

On January 7, 2025, plaintiff Ronald Pearl filed a purported shareholder derivative complaint in the United States District Court, District of Nevada, captioned Pearl v. Dutt, et al. (No. 2:25-cv-00042), against current and former officers and directors of the Company, naming the Company as a nominal defendant. The complaint generally arises out of the same allegations contained in the Kassam securities class action and alleges claims for breach of fiduciary duties and related claims. The action purports to be brought derivatively on behalf of the Company and seeks damages and other various relief.

Employment Related Actions

On April 30, 2024, a former employee (the “Employee”) filed a class action complaint against us and Insperity, our third-party payroll service provider, in San Diego County Superior Court for claims including failure to pay minimum wage, failure to pay overtime, failure to provide meal periods, failure to provide rest breaks, failure to pay wages at separation, failure to provide accurate wage statements, failure to reimburse business expenses, failure to produce employment records and unfair competition, which he has purported to assert on behalf of himself and all other individuals who worked for the Company or Insperity, as non-exempt employees in California between April 30, 2020 and the present (the “Employment Proceeding”). On July 1, 2024, we filed an answer to the complaint that none of the asserted claims possessed any merit, contended that many of the asserted claims were subject to immediate dismissal, and contended that certain of the asserted claims were subject to binding arbitration. On October 14, 2024, the Employee elected to dismiss Insperity from the action without prejudice.

On July 5, 2024, the Employee filed a representative action complaint against us and Insperity in San Diego County Superior Court for Violation of Private Attorneys’ General Act (“PAGA”), seeking an unspecified amount of penalties and attorneys’ fees based on allegations that we violated certain California employment laws (the “PAGA Proceeding”). On August 8, 2024, we filed an answer to the complaint in which we denied that any of the asserted claims possessed any merit and contended that certain of the asserted claims were subject to binding arbitration.

On December 10, 2024, we and the Employee stipulated to the consolidation of Employment Lawsuit and the PAGA Action. As of the date hereof, both proceedings are currently pending consolidation by the court. Upon consolidation, we intend to move to have the Employee’s action claims dismissed, the Employee’s individual claims compelled to binding arbitration and the Employee’s representative PAGA claims stayed pending the arbitration of his individual claims. On October 22, 2024, the Employee elected to dismiss Insperity from the action without prejudice.

On January 25, 2024, a former CPM, LTD Inc. (“CPM”) employee filed a complaint against CPM, a third-party staffing service provider, Flux Power, Inc., and Flux Power Holdings, Inc. (collectively, the “Defendants”) in San Diego County Superior Court for claims including harassment, failure to prevent harassment, retaliation, wrongful termination, failure to provide meal periods and rest breaks, failure to provide accurate wage statements, and failure to pay wages at separation. CPM is a San Diego based staffing company that provided employees (including the plaintiff) to us. The plaintiff has alleged that we and CPM were “joint employers” to the plaintiff under California law and are jointly liable for the plaintiff’s claims. The plaintiff is seeking an unspecified amount of unpaid wages, statutory penalties, emotional distress damages, punitive damages, and attorneys’ fees from Defendants. On June 21, 2024, we filed an answer to the complaint in which we denied that any of the asserted claims possessed any merit and contended that certain of the asserted claims were subject to binding arbitration.

It is not possible at this time to reasonably assess the final outcomes of these proceedings or reasonably to estimate the possible loss or range of loss with respect to these proceedings. Management intends to vigorously defend against these claims.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock is traded on the Nasdaq Capital Market under the symbol “FLUX.”

Holders of Record of Common Stock

As of January 3, 2025, we had approximately 1,361 stockholders of record for our common stock. The foregoing number of stockholders of record does not include an unknown number of stockholders who hold their stock in “street name.”

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

Purchases of Equity Securities

None.

Equity Compensation Plan Information

The following table provides certain information with respect to our equity compensation plans in effect as of June 30, 2024:

	Number of securities to be issued upon exercise of outstanding options, and settlement of RSUs (a)	Weighted-average exercise price of outstanding options, and issuance price of RSUs (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (c)
Equity compensation plans approved by shareholders (1)	596,983	$6.64	89,922
Equity compensation plans approved by shareholders (2)	1,122,743	$3.41	777,551
Equity compensation plans approved by shareholders (3)	-	-	312,457
Total	1,719,726	$4.53	1,179,930

(1)	Represents shares of common stock reserved for issuance under the 2014 Equity Incentive Plan (the “2014 Plan”) which was approved by our shareholders on February 17, 2015, and was amended on October 25, 2017.
(2)	Represents shares of common stock reserved for issuance under the 2021 Equity Incentive Plan (the “2021 Plan”) which was approved by our shareholders on April 29, 2021.
(3)	Represents the number of shares of common stock reserved as authorized for the grant of options under the Flux Power Holdings, Inc. 2023 Employee Stock Purchase Plan (the “2023 ESPP”), which was approved by our shareholders on April 20, 2023.

ITEM 6 - RESERVED

Not Applicable.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion gives effects to the restatement of our consolidated financial statements for the fiscal years ended June 30, 2023, and 2022, discussed in Note 15 – Restatement of Previously Issued Financial Statements to the consolidated financial statements of this Annual Report, and should be read together with our consolidated financial statements, the accompanying notes, and other information included in this Annual Report.

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

Restatement

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement adjustments made to the previously reported consolidated financial statements for the fiscal years ended June 30, 2023, and 2022. For additional information and a detailed discussion of the restatement, see Note15 – Restatement of Previously Issued Financial Statements in the notes to our consolidated financial statements included in this Annual Report.

Business Overview

We design, develop, manufacture, and sell a portfolio of advanced lithium-ion energy storage solutions for electrification of a range of industrial and commercial sectors which include material handling, airport ground support equipment (“GSE”). We believe our mobile energy storage solutions provide our customers a reliable, high performing, cost effective, and more environmentally friendly alternative as compared to traditional lead acid and propane-based solutions. Our modular and scalable design allows different configurations of lithium-ion energy storage solutions to be paired with our proprietary wireless battery management system to provide the level of energy storage required and “state of the art” real time monitoring of pack performance. We believe that the increasing demand for lithium-ion energy storage solutions and more environmentally friendly energy storage solutions in the material handling sector should continue to drive our revenue growth.

Our long-term strategy is to meet the rapidly growing demand for lithium-ion energy solutions and to be the supplier of choice, targeting large companies having energy storage needs. We have established selling relationships with customers with large fleets of forklifts and GSEs. We intend to reach this goal by investing in research and development to expand our product mix, by expanding our sales and marketing efforts, improving our customer support efforts and improving production efficiencies. Our research and development efforts will continue to focus on providing adaptable, reliable and cost-effective energy storage solutions for our customers. We have filed three new patents on advanced technology related to lithium-ion energy storage solutions. The technology behind these pending patents is designed to:

●	increase battery life by optimizing the charging cycle,

●	give users a better understanding of the health of their battery in use, and

●	apply artificial intelligence to predictively balance the cells for optimal performance.

Our largest sector of penetration thus far has been the material handling sector which we believe is a multi-billion-dollar addressable market. We believe the sector will provide us with an opportunity to grow our business as we enhance our product mix and service levels and grow our sales to large fleets of forklifts and GSEs. Applications of our modular packs for other industrial and commercial uses, such as mobile energy storage systems, are providing additional current growth and further opportunities. We intend to continue to expand our supply chain and customer partnerships and seek further partnerships and/or acquisitions that provide synergy to meeting our growth and “building scale” objectives.

The following table summarizes the new orders, shipments, and backlog activities for the following fiscal quarters:

Fiscal Quarter Ended	Beginning Backlog	New Orders	Shipments	Ending Backlog
	Restated		Restated	Restated
March 31, 2023	$30,352,000	$9,751,000	$15,087,000	$25,016,000
June 30, 2023	$25,016,000	$19,780,000	$16,403,000	$28,393,000
September 30, 2023	$28,393,000	$8,102,000	$14,787,000	$21,708,000
December 31, 2023	$21,708,000	$26,552,000	$18,203,000	$30,057,000
March 31, 2024	$30,057,000	$4,030,000	$14,457,000	$19,630,000
June 30, 2024	$19,630,000	$11,614,000	$13,377,000	$17,867,000

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

As of December 31, 2024, our order backlog was approximately $17.5 million.

Business Updates

We have recently experienced some delays in new orders of our energy storage solutions due to corresponding deferrals of new forklift purchases mainly caused by lower capital spending in the market sector that we serve and interest rate variability affecting selected large customer fleets. While we have had very few cancellations of existing purchase orders, some customers have revised their order terms to fiscal 2025. Causal rationale for delays is speculative and not definitive, but some customer feedback indicates concerns over the economy and the uncertainty of interest rates, as well as broader geopolitical uncertainty. The impact of order deferrals has required additional selling strategies to support our targeted sales trajectory.

We have seen improvements in our sourcing and purchasing activity, reflecting our efforts to expand and optimize our vendor strategy. Additional improvements include more secondary sources to minimize stock-outs, lower costs from increasing sources, and controlled delivery times, as reflected in our current inventory levels. With strategic supply chain and profitability improvement initiatives, lower costs and higher volume purchasing, we are targeting gross margin improvement to continue. We are highly focused on expanding sales and marketing initiatives to secure new customer relationships and support continued migration to lithium of current customers. We recently have added our second tier one OEM private label battery program to supplement our strong OEM relationships and approvals. This collaboration marks a a significant milestone for our S-Series line, which now includes products with the UL Type EE certification, which provides added safety and durability capabilities. We are also working with our distribution network to expand customer acquisition with direct-to-customer initiatives.

We also announced a new partnership aimed at enhancing the recycling process for end-of-life lithium-ion batteries with the largest critical battery components recycling company in the U.S. This collaboration represents a significant step forward in our ongoing commitment to environmental responsibility.

Management Update

On November 20, 2024, Ronald F. Dutt, our chairman and Chief Executive Officer, notified the Company’s Board of Directors of his intention to retire from his positions upon the appointment of a new Chief Executive Officer. The Board has commenced a search for a new Chief Executive Officer and Mr. Dutt will remain with the Company through the search and transition period.

Overview of 2024 Financing Activities

Gibraltar Credit Facility

On July 28, 2023, we entered into a Loan and Security Agreement (the “Agreement”) with GBC. The Agreement provides us with a senior secured revolving loan facility for up to $15.0 million (the “Revolving Loan Commitment”). The revolving amount available under the GBC Credit Facility is equal to the lesser of the Revolving Loan Commitment and the borrowing base amount (as defined in the Agreement). The GBC Credit Facility is evidenced by a revolving note, which matures on July 28, 2025 (the “Maturity Date”), unless extended, modified or renewed (the “Revolving Note”). Provided that there is no event of default, the Maturity Date can automatically be extended for one (1) year period upon payment of a renewal fee for each such extension in the amount of three-quarters of one percent (0.75%) of the Revolving Loan Commitment, which fee will be due and payable on or before the applicable Maturity Date.

In addition, subject to conditions and terms set forth in the Agreement, we may request an increase in the Revolving Loan Commitment from time to time upon not less than 30 days’ notice to GBC which increase may be made at the sole discretion of GBC, as long as: (a) the requested increase is in a minimum amount of $1,000,000, and (b) the total increases do not exceed $5,000,000 and no more than five (5) increases are made. Outstanding principal under the GBC Credit Facility accrues interest at Secured Overnight Financing Rate (“SOFR”, as defined in the Agreement) plus five and one half of one percent (5.50%) per annum with such interest payment due monthly on the last day of the month. In the event of default, the amounts due under the Agreement bear interest at a rate per annum equal to three percent (3.0%) above the rate that is otherwise applicable to such amounts. We paid GBC a non-refundable closing fee for the GBC Credit Facility of $112,500 upon the execution of the Agreement. In addition, we are required to pay a monthly unused line fee equal to one-half of one percent (0.50%) per annum on the difference between the Revolving Loan Commitment and the average outstanding principal balance of the revolving loan(s) for such month. The obligations under the GBC Credit Facility may be prepaid in whole or in part at any time upon an exit fee of (a) two percent (2.00%) of the Revolving Loan Commitment if the obligations are paid in full during the first year after the closing date, or (b) one percent (1.00%) of the Revolving Loan Commitment if the obligations are paid in full one year after the closing date, provided, that, the exit fee will be waived if such prepayment occurs in connection with the refinancing of the obligations with Bank of America, N.A., as lender.

On November 2, 2023, we entered into the First Amendment to Loan and Security Agreement (the “First Amendment”) with Gibraltar Business Capital, LLC (“GBC”), which amended certain definition of the Subordinated Debt referenced in the Loan and Security Agreement dated July 28, 2023 as Subordinated Debt owed by Borrower to Cleveland Capital L.P. pursuant to that certain Subordinated Unsecured Promissory Note, dated as of November 1, 2023, in the aggregate principal amount of $2,000,000.

On January 30, 2024, we entered into the Second Amendment to Loan and Security Agreement (the “Second Amendment”) with GBC, which amended certain terms of the Loan and Security Agreement dated July 28, 2023, including but not limited to, (i) increasing the commitment amount from $15 million to $16 million, (ii) adding an additional non-refundable closing fee in the amount of $7,500 in cash for the increase in the commitment amount to $16 million, (iii) amending the definition of “Eligible Accounts;” and (iv) amending the EBITDA Minimum financial covenant. In consideration for the Second Amendment, we agreed to pay GBC a non-refundable amendment fee of $10,000 in cash, in addition to the $7,500 non-refundable closing fee paid.

Our loans and other obligations under the GBC Credit Facility are secured by substantially all of our tangible and intangible assets (including, without limitation, intellectual property) pursuant to the terms of the Agreement and the Intellectual Property Security Agreement entered into by GBC and us on July 28, 2023. During the year ended June 30, 2024, we had multiple drawdowns under the GBC Credit Facility totaling $65.8 million, inclusive of the full repayment of the SVB Credit Facility and made multiple repayments totaling $52.0 million. As of June 30, 2024, the outstanding balance under the GBC Credit Facility was approximately $13.8 million.

In April 2024, we notified GBC of a certain event of default with respect to our anticipated failure to maintain the EBITDA covenant for the trailing three (3) month period ended April 30, 2024, (the “Default”). On May 8, 2024, we received a waiver of the Default from GBC (the “Waiver”), subject to satisfaction of the following conditions: (i) receipt of a counterpart of the Waiver duly executed by us; (ii) receipt of a fee of $20,000; (iii) receipt of the representations and warranties from us that after giving effect to the Waiver, the representations and warranties contained in the Agreement, the Waiver and the other Loan Documents shall be true and correct; and (iv) after giving effect to the Waiver, no additional event of default shall have occurred and be continuing on and as of the effective date of the Waiver.

On May 31, 2024, we entered into the Third Amendment to Loan and Security Agreement (the “Third Amendment”) with GBC which amended certain terms of the Loan and Security Agreement dated July 28, 2023, including but not limited to amending the EBITDA Minimum financial covenant. In consideration for the Third Amendment, we agreed to pay GBC a non-refundable amendment fee of $50,000 in cash.

Under the Agreement, upon an occurrence of an event of default, GBC may, at its option, declare its commitments to us to be terminated and all obligations to be immediately due and payable, all without demand, notice or further action of any kind required on the part of GBC, and/or exercise other remedies available to it among other things including its rights as a secured party. On August 30, 2024, GBC agreed to waive our non-compliance with, and the effects of our non-compliance under, various representations, financial covenants and non-financial covenants relating to our financial restatements (the “August Waiver”). On January 17, 2025, GBC agreed to waive our non-compliance with, and the effects of our non-compliance under, various representations, financial covenants and non-financial covenants relating to our financial restatements and our failure to maintain the EBITDA Minimum for certain financial periods (the “January Waiver”). As a result of the August Waiver and January Waiver, the Company expects that its revolving credit facility remains available subject to meeting certain lending criteria under the Loan Agreement.

On January 22, 2025, we entered into Amendment No. 4 to Loan and Security Agreement (the “Fourth Amendment”) with GBC which amended certain terms of the Loan and Security Agreement dated July 28, 2023, as amended, relating to the EBITDA Minimum financial covenant of the Company. In consideration for the Fourth Amendment, the Company agreed to pay GBC a non-refundable amendment fee of $50,000 in cash, as follows: (i) $25,000 shall be due and payable on March 1, 2025, and (ii) $25,000 shall be due and payable on April 1, 2025.

We rely on our credit facility with GBC to meet our anticipated capital resources and to fund our operations. The availability of the GBC Credit Facility is subject to satisfaction of certain affirmative covenants and financial covenants including maintaining minimum tangible net worth, and certain limitations on dispositions of assets. The Agreement also contains usual and customary events of default (with customary grace periods, as applicable) and provides that, upon the occurrence of an event of default, payment of all amounts payable under the GBC Credit Facility may be accelerated and/or GBC’s commitment may be terminated by GBC without any action by GBC. Due to our inability to satisfy certain financial covenants and other covenants under the agreement with GBC in the past, we have had to obtain waivers from GBC. In the event we are unable to comply with terms of the Agreement or to obtain waivers from GBC for failure to comply, then funds will be unavailable to us under the GBC Credit Facility and our operations, financial condition and business will be materially and adversely affected.

Segment and Related Information

We operate as a single reportable segment.

Adopted Accounting Pronouncements

The Company did not adopt any new accounting pronouncements during the year ended June 30, 2024.

Recently Issued Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of the Company’s consolidated financial statements. In December 2023, the FASB issued Accounting Standards Update 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures, which requires more detailed income tax disclosures. The guidance requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The standard is effective for our fiscal year ending June 30, 2026, with early adoption permitted. The Company is evaluating the disclosure requirements related to the new standard.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The standard is effective annually for our fiscal year ending June 30, 2025 and interim periods thereafter. Early adoption is permitted. The Company is evaluating the disclosure requirements related to the new standard.

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

We believe the following critical accounting policies and estimates affect the preparation of our financial statements:

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. We have not experienced significant issues related to the collection of our accounts receivable. As of June 30, 2024, we had an allowance for credit losses of $55,000. We did not record an allowance for credit losses during the years ended June 30, 2023 and 2022.

Inventories

Inventories consist primarily of battery management systems and the related subcomponents and are stated at the lower of cost (first-in, first-out) or net realizable value. We evaluate inventories to determine if write-downs are necessary due to obsolescence or if the inventory levels are in excess of anticipated demand at market value based on consideration of historical sales and product development plans. We recorded an adjustment related to obsolete inventory in the amount of approximately $490,00, $690,000 and $665,000 during the years ended June 30, 2024, 2023 and 2022, respectively.

Revenue Recognition

We recognize revenue in accordance to the Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”) for all contracts. We derive our revenue from the sale of products to customers. We sell our products primarily through a distribution network of equipment dealers, OEMs and battery distributors in primarily North America. We recognize revenue for the products when all significant risks and rewards have been transferred to the customer, there is no continuing managerial involvement associated with ownership of the goods sold is retained, no effective control over the goods sold is retained, the amount of revenue can be measured reliably, it is probable that the economic benefits associated with the transactions will flow to us and the costs incurred or to be incurred with respect to the transaction can be measured reliably.

Product revenue is recognized as a distinct single performance obligation which represents the point in time that a customer receives delivery of our products. Our customers do have a right to return product, but our returns have historically been minimal.

Product Warranties

We evaluate our exposure to product warranty obligations based on historical experience. Our products, primarily lift equipment packs, are warrantied for five years unless modified by a separate agreement. As of June 30, 2024, 2023 and 2022, we carried warranty liability of approximately $3,018,000, $1,600,000 and $1,012,000, respectively, which is included in accrued expenses on our consolidated balance sheets.

Stock-based Compensation

Pursuant to the provisions of the Financial Accounting Standards Board (“FASB”) ASC Topic No. 718-10, Compensation-Stock Compensation, which establishes accounting for equity instruments exchanged for employee service, we utilize the Black-Scholes option pricing model to estimate the fair value of employee stock option awards at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions will be based on, or determined from, external data and other assumptions may be derived from our historical experience with stock-based payment arrangements. The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances.

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

Results of Operations

Comparison of Results of Operations of the Fiscal Years Ended June 30, 2024 and 2023 (restated)

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Annual Report.

The following table represents our statement of operations for the fiscal years ended June 30, 2024 (“fiscal 2024”) and June 30, 2023 (“fiscal 2023”).

	Year ended June 30, 2024		Year ended June 30, 2023
	Amount	% of Revenues	Amount	% of Revenues
			Restated
Revenues	$60,824,000	100%	$66,488,000	100%
Cost of sales	43,591,000	72	50,598,000	76
Gross profit	17,233,000	28	15,890,000	24

Operating expenses:
Selling and administrative	18,932,000	31	17,620,000	27
Research and development	4,916,000	8	4,682,000	7
Total operating expenses	23,848,000	39	22,302,000	34

Operating loss	(6,615,000)	(11)	(6,412,000)	(10)

Other income (expense):
Other income	-	-	8,000	-
Interest expense	(1,718,000)	(3)	(1,339,000)	(2)

Net loss	$(8,333,000)	(14)%	$(7,743,000)	(12)%

Revenues

Historically our product focus has been on material handling equipment, reflecting a mix of walkie pallet jacks and higher capacity packs for Class 1, 2, and 3 forklifts. Over the past two years, we expanded our product offering into adjacent applications, including airport GSE. The launch of larger packs over the past two years has shifted our portfolio mix to include packs with higher average selling prices as compared to our historical mix. We believe that we are well positioned to address the needs of many segments within the material handling sector in light of our modular and scalable energy storage solution design coupled with our proprietary battery management system that can be coupled with our telemetry based “SkyBMS” product offering.

We sell our products through several different channels including OEMs, lift equipment dealers and battery distributors as well as directly to end users, primarily in North America. The channels sell principally to large company, national accounts. We sell certain energy storage solutions directly to other accounts including industrial equipment manufacturers and end users.

Revenues for fiscal 2024 decreased $5,664,000 or 9%, to $60,824,000, compared to $66,488,000 for fiscal 2023. The decrease in revenues was primarily in GSE reflecting a delay in shipments to a large customer. Material Handling revenue also declined year-over-year as our OEM customers experienced double digit declines in sales. In both cases the decrease in sales volume was partially offset by shifts to higher priced products as well as certain pricing increases.

Cost of Sales

Cost of sales for fiscal 2024 decreased $7,007,000, or 14%, to $43,591,000, compared to $50,598,000 for fiscal 2023. The decrease in cost of sales was directly associated with lower sales of energy storage solutions, partially offset by lower average cost of sales per unit achieved during the current year as a result of our gross margin improvement initiatives, including design enhancements to lower cost, improve serviceability, simplify bill of materials and supply chain initiatives to improve inventory turns and create part commonality across multiple product line. Cost of sales as a percentage of revenues for fiscal 2024 was 72%, a decrease of four percentage points, compared to 76% for fiscal 2023.

Gross Profit

Gross profit for fiscal 2024 increased $1,343,000 or 8%, to $17,233,000, compared to $15,890,000 for fiscal 2023. The increase in profitability reflects sales of higher margin products and the impact of cost savings initiatives more than offsetting the effect of the decline in GSE unit sales. Gross profit margin (gross profit expressed as a percentage of revenues) increased to 28% for fiscal 2024 compared to 24% for fiscal 2023. The 400 basis point improvement in gross profit margin reflects the shift to higher margin products and the effect of cost control and reduction initiatives.

Selling and Administrative

Selling and administrative expenses for fiscal 2024 increased $1,312,000 or 7%, to $18,932,000, compared to $17,620,000 for fiscal 2023. Such expenses consist primarily of salaries and personnel-related expenses, sales force commissions, consulting fees, facilities-related expenses, outbound shipping costs, insurance premiums, marketing expenses, travel expenses, public relations expenses and bad debt expenses. The increase in selling and administrative expense was primarily attributable to increases in stock-based compensation, new hires in sales, sales force commissions, professional service fees and depreciation, which were partially offset by reductions in bonus expenses and insurance premiums.

Research and Development

Research and development expenses for fiscal 2024 increased $234,000 or 5%, to $4,916,000, compared to $4,682,000 for fiscal 2023. Such expenses consist primarily of materials, supplies, salaries and personnel-related expenses, product testing, consulting and other expenses associated with revisions to existing product designs and new product development. The increase in research and development expenses was primarily attributable to increased payroll and related benefits and stock-based compensation, which were partially offset by reductions in materials and testing related to development of new products, equipment rentals and bonuses.

Interest Expense

Interest expense for fiscal 2024 increased $379,000 or 28%, to $1,718,000, compared to $1,339,000 for fiscal 2023. The increase in interest expense was due to higher average balances outstanding on our GBC Credit Facility and higher interest rates, as well as the amortization of approximately $230,000 of debt issuance costs related to our existing lines of credit.

Net Loss

Net loss during fiscal 2024 increased $590,000 or 8%, to $8,333,000 compared to $7,743,000 for fiscal 2023. The higher net loss for fiscal 2024 was primarily attributable to the increase in gross profit being more than offset by greater sales and marketing personnel expenses and commissions as well as the increase in interest expense due to higher levels of borrowing at higher interest rates during the year.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA is calculated taking net loss and adding back the expenses related to interest, income taxes, depreciation, amortization and stock-based compensation, each of which has been calculated in accordance with GAAP. Adjusted EBITDA was a loss of approximately $3,999,000 for fiscal 2024 compared to a loss of $4,707,000 for fiscal 2023.

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

As Adjusted EBITDA is a non-GAAP financial measure, it should not be construed as superior to or a substitute for net loss, as determined in accordance with GAAP, for the purpose of analyzing our operating performance or financial position.

A reconciliation of our net loss to Adjusted EBITDA is included in the table below.

	Year ended June 30,
	2024	2023
		Restated
Net loss	$(8,333,000)	$(7,743,000)
Add/Subtract:
Interest, net	1,718,000	1,339,000
Income tax provision	-	-
Depreciation and amortization	1,045,000	899,000
EBITDA	(5,570,000)	(5,505,000)
Add/Subtract:
Stock-based compensation	1,571,000	798,000
Adjusted EBITDA	$(3,999,000)	$(4,707,000)

Comparison of Results of Operations of the Fiscal Years Ended June 30, 2023 (restated) and 2022 (restated)

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Annual Report.

The following table represents our statement of operations for the fiscal years ended June 30, 2023 (“fiscal 2023”) and June 30, 2022 (“fiscal 2022”), as restated

	Year ended June 30, 2023		Year ended June 30, 2022
	Amount	% of Revenues	Amount	% of Revenues
	Restated		Restated
Revenues	$66,488,000	100%	$42,333,000	100%
Cost of sales	50,598,000	76	36,726,000	87
Gross profit	15,890,000	24	5,607,000	13

Operating expenses:
Selling and administrative	17,620,000	27	15,515,000	36
Research and development	4,682,000	7	6,313,000	15
Total operating expenses	22,302,000	34	21,828,000	51

Operating loss	(6,412,000)	(10)	(16,221,000)	(38)

Other income (expense):
Other income	8,000	-	-	-
Interest expense	(1,339,000)	(2)	(252,000)	(1)

Net loss	$(7,743,000)	(12)%	$(16,473,000)	(39)%

Revenues

Revenues for fiscal 2023 increased $24,155,000 or 57%, to $66,488,000, compared to $42,333,000 for fiscal 2022. The increase in revenues was due to sales of energy storage solutions with higher average selling prices and a higher volume of units sold, driven by significant increases in GSE sales. The increase in revenues included both greater sales to existing and new material handling customers as well as an increase in GSE sales. Additionally, we further diversified our sales channels and saw considerable volume improvement in GSE sales as domestic airlines resumed operations with a reinvigorated focus on sustainably scaling their own operations with our environmentally friendly and cost-effective solutions.

Cost of Sales

Cost of sales for fiscal 2023 increased $13,872,000 or 38%, to $50,598,000, compared to $36,726,000 for fiscal 2022. The increase in cost of sales was directly associated with higher sales of energy storage solutions, partially offset by lower average cost of sales per unit achieved during the current year as a result of our gross margin improvement initiatives, including design enhancements to lower cost, improve serviceability, simplify bill of materials and supply chain initiatives to improve inventory turns and create part commonality across multiple product line. Cost of sales as a percentage of revenues for fiscal 2023 was 76%, a decrease of 11 percentage points, compared to 87% for fiscal 2022.

Gross Profit

Gross profit for fiscal 2023 increased $10,283,000 or 183%, to $15,890,000, compared to $5,607,000 for fiscal 2022. The gross profit margin (gross profit expressed as a percentage of revenues) increased to 24% for fiscal 2023 compared to 13% for fiscal 2022. Gross profit improved by 11 percentage points as a result of a higher volume of units sold with a higher selling price and lower cost of sales as a result of the gross margin improvement initiatives as noted above.

Selling and Administrative

Selling and administrative expenses for fiscal 2023 increased $2,105,000 or 14%, to $17,620,000, compared to $15,515,000 for fiscal 2022. The increase was primarily attributable to increases in personnel expenses related to new hires and temporary labor, severance expenses incurred, sales force commissions, bonus expenses, depreciation, insurance premiums, travel expenses and marketing expenses, which were partially offset by decreases in third-party agent commissions and stock-based compensation.

Research and Development

Research and development expenses for fiscal 2023 decreased $1,631,000 or 26%, to $4,682,000, compared to $6,313,000 for fiscal 2022. Such expenses consisted primarily of materials, supplies, salaries and personnel related expenses, product testing, consulting fees and other expenses associated with revisions to existing product designs and for new product development. The decrease in research and development expenses was primarily due to lower staff-related expenses and expenses related to development of new products.

Interest Expense

Interest expense for fiscal 2023 increased $1,087,000 or 431%, to $1,339,000, compared to $252,000 for fiscal 2022. The increase in interest expense was due to higher average balances outstanding of our SVB Credit Facility and higher interest rates, as well as recording of approximately $482,000 of debt issuance costs amortization related to our existing lines of credit.

Net Loss

Net loss during fiscal 2023 decreased $8,730,000 or 53%, to $7,743,000 compared to $16,473,000 for fiscal 2022. The lower net loss for fiscal 2023 was primarily attributable to increased gross profit, partially offset by increased operating expenses and higher interest expense.

Adjusted EBITDA

Adjusted EBITDA was a loss of approximately $4,707,000 during fiscal 2023 compared to a loss of $14,935,000 during fiscal 2022. As adjusted EBITDA is a non-GAAP financial measure, it should not be construed as superior to or a substitute for net income (loss) (as determined in accordance with GAAP) for the purpose of analyzing our operating performance or financial position.

A reconciliation of our adjusted EBITDA to net loss is included in the table below.

	Year ended June 30,
	2023	2022
	Restated	Restated
Net loss	$(7,743,000)	$(16,473,000)
Add/Subtract:
Interest, net	1,339,000	252,000
Income tax provision	-	-
Depreciation and amortization	899,000	575,000
EBITDA	(5,505,000)	(15,646,000)
Add/Subtract:
Stock-based compensation	798,000	711,000
Adjusted EBITDA	$(4,707,000)	$(14,935,000)

Liquidity and Capital Resources

Overview

For fiscal 2024, we generated negative cash flows from operations of $4.8 million. As of June 30, 2024, we had an accumulated deficit of $99.7 million. To date, our business has not generated sufficient cash to fund our operations. However, given our existing backlog, we anticipate that revenue growth coupled with improvement in our gross margin and lower operating expenses will move us closer to profitability and improve our cash flow. Our gross margin improvement plan includes, but is not limited to, efforts to reduce product costs while increasing the price of our products for new orders. We received new orders during fiscal 2024 of approximately $50.3 million.

As of June 30, 2024, we had an existing cash balance of $0.6 million, $2.2 million remaining available under our $16.0 million GBC Credit Facility subject to borrowing base limitations, and $2.0 million was available from Cleveland Capital under our 2023 Subordinated LOC. However, if the Company were to experience an event of default, as defined by the loan agreements, as amended, such additional funds may not be made available.

In April 2024 we notified GBC of a certain event of default with respect to our failure to maintain the EBITDA covenant for the trailing three (3) month period ended April 30, 2024, (the “Default”). On May 8, 2024, we received a waiver, which waived the Default, subject to satisfaction of certain conditions, which have been met.

On May 31, 2024, we entered into the Third Amendment to Loan and Security Agreement (the “Third Amendment”) with GBC which amended certain terms of the Loan and Security Agreement dated July 28, 2023, including but not limited to amending the EBITDA Minimum financial covenant. In consideration for the Third Amendment, we agreed to pay GBC a non-refundable amendment fee of $50,000 in cash (See Note 8 – Notes Payable).

On August 30, 2024, GBC agreed to waive our non-compliance with, and the effects of our non-compliance under, various representations, financial covenants and non-financial covenants relating to our financial restatements (the “August Waiver”). On January 17, 2025, GBC agreed to waive our non-compliance with, and the effects of our non-compliance under, various representations, financial covenants and non-financial covenants relating to our financial restatements and our failure to maintain the EBITDA Minimum for certain financial periods (the “January Waiver”). As a result of the August Waiver and January Waiver, we expect that our revolving credit facility remains available subject to meeting certain lending criteria under the Loan Agreement.

On January 22, 2025, we entered into Amendment No. 4 to Loan and Security Agreement (the “Fourth Amendment”) with GBC which amended certain terms of the Loan and Security Agreement dated July 28, 2023, as amended, relating to the EBITDA Minimum financial covenant of the Company. In consideration for the Fourth Amendment, we agreed to pay GBC a non-refundable amendment fee of $50,000 in cash, as follows: (i) $25,000 shall be due and payable on March 1, 2025, and (ii) $25,000 shall be due and payable on April 1, 2025.

As of December 31, 2024, we believe that our existing cash, together with $6.3 million that currently remains available under our $16.0 million revolving line of credit with Gibraltar Business Capital (“GBC Credit Facility”), subject to borrowing base limitations, and $1.0 million available under the subordinated line of credit (“Subordinated LOC”), will be not be sufficient to meet our anticipated capital resources to fund planned operations for the next twelve (12) months. See “Future Liquidity Needs” below and Liquidity and Financial Condition in Note 3 – Summary of Significant Accounting Policies to the audited consolidated financial statements for additional information.

Cash Flow Summary

	Year ended June 30,
	2024	2023	2022
Net cash used in operating activities	$(4,798,000)	$(3,574,000)	$(23,893,000)
Net cash used in investing activities	(853,000)	(1,024,000)	(797,000)
Net cash provided by financing activities	3,915,000	6,492,000	20,462,000
Net change in cash	$(1,736,000)	$1,894,000	$(4,228,000)

Operating Activities

Net cash used in operating activities was $4,798,000 during fiscal 2024, compared to net cash used in operating activities of $3,574,000 and $23,893,000 during fiscal 2023 and 2022, respectively. The primary uses of cash during fiscal 2024 were the net loss of $8,333,000 and increases in inventory and accounts receivable, that were partially offset by non-cash operating costs and an increase in accounts payable and accrued expenses combined.

The primary uses of cash during fiscal 2023 were the net loss of $7,743,000, as restated and increases in inventory, as restated, office lease payable, customer deposits and other assets, that were partially offset by non-cash operating costs and an increase in accounts payable and accrued expenses combined.

The primary uses of cash during fiscal 2022 were the net loss of $16,473,000, as restated, increases in accounts receivable, inventory, as restated, and other assets, and decreases in accounts payable, accrued expenses and deferred revenue, that were partially offset by increases in customer deposits, deferred revenue and non-cash operating costs.

Investing Activities

Net cash used in investing activities during fiscal 2024 was $853,000, primarily due to purchases of furniture and office equipment, warehouse equipment and other related costs.

Net cash used in investing activities during fiscal 2023 was $1,024,000, primarily due to purchases of furniture and office equipment, warehouse equipment and other related costs.

Net cash used in investing activities during fiscal 2022 was $797,000, primarily due to purchases of furniture and office equipment, computer software, warehouse equipment and other related costs.

Financing Activities

Net cash provided by financing activities during fiscal 2024 was $3,915,000, primarily due to $3,922,000 in net borrowings under the GBC Credit Facility and SVB Credit Facility.

Net cash provided by financing activities during fiscal 2023 was $6,492,000, primarily due to $5,023,000 in net borrowings under the SVB Credit Facility, and $1,556,000 in net proceeds from sales of common stock under our ATM offering.

Net cash provided by financing activities during fiscal 2022 was $20,462,000, primarily due to $13,971,000 in net proceeds from the issuance of common stock in a registered offering completed in September 2021, $4,889,000 in net borrowings under the SVB Credit Facility and $1,602,000 in net proceeds from sales of common stock under our ATM Offering.

Future Liquidity Needs

We have evaluated our expected cash requirements over the next twelve (12) months, which include, but are not limited to, investments in additional sales and marketing and research and development, capital expenditures, and working capital requirements and have determined that our existing cash resources are not sufficient to meet our anticipated needs during the next twelve (12) months, from the filing of this annual report. See Liquidity and Financial Condition in Note 3 – Summary of Significant Accounting Policies to the audited consolidated financial statements for additional information.

As of December 31, 2024, we had a cash balance of $1.0 million, funding available under our GBC Credit Facility under which up to $6.3 million is currently available, subject to borrowing base limitations, and funds available under our 2023 Subordinated LOC under which $1.0 million is currently available. Our operations have relied on our ability to successfully maintain and draw on our credit facilities.

Our ability to draw funds from the GBC Credit Facility is subject to certain restrictions, covenants and borrowing base limitations. In light of the recent Default under the GBC Credit Facility, the financial covenants in the Agreement were modified to help prevent future defaults. If we are unable to meet the conditions provided in the loan documents, the funds may not be available to us. In addition, our operations have been impacted by delays in new orders of its energy storage solutions due to corresponding deferrals of new forklift purchases mainly caused by lower capital spending in the market sector that we serve and interest rate variability affecting selected large customer fleets which have impacted its ability to meet projected revenue targets and generate cash from operations. Further, these events have placed pressure on our cash resources and raise substantial doubt about our ability to continue as a going concern for the next twelve months following the filing date of this Annual Report on Form 10-K.

Furthermore, should there be any delays in the receipts of key component parts, due in part to supply change disruptions, our ability to fulfill the backlog of sales orders will be negatively impacted resulting in lower availability of cash resources from operations. In that event, we may be required to raise additional funds by issuing equity or convertible debt securities. If such funds are not available when required, management will be required to curtail investments in new product development, which may have a material adverse effect on future cash flows and results of operations and our ability to continue operating as a going concern. See Liquidity and Financial Condition in Note 3 – Summary of Significant Accounting Policies to the audited consolidated financial statements for additional information.

In the event we are required to obtain additional funds, there is no guarantee that additional funds will be available on a timely basis or on acceptable terms. Our failure to timely file our fiscal 2024 annual report on form 10-K and subsequent fiscal 2025 interim quarterly reports on Form 10-Q means that we currently are ineligible to use a registration statement on Form S-3. We will not be eligible to use a registration statement on Form S-3 again until we have timely filed all materials and reports required to be filed pursuant to Section 13, 14 or 15(d) of the Securities Exchange Act of 1934 for a period of at least twelve (12) calendar months immediately preceding the filing of a new registration statement on Form S-3. The inability to use a Form S-3 registration statement will limit our ability to raise capital through sales of our securities in a timely and cost-efficient manner. To the extent that we raise additional funds by issuing equity, equity-linked or convertible debt securities, our stockholders may experience additional dilution and such financing may involve restrictive covenants.

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2024 because of the material weaknesses identified in our internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurances with respect to financial statement preparation and presentation. Additionally, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and subsequent guidance prepared by the Commission specifically for smaller public companies as of June 30, 2024. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of June 30, 2024 due to previously identified material weaknesses resulting from having insufficient personnel resources with technical accounting expertise related to certain aspects of the financial reporting process. In early March of 2024, the Company strengthened its internal financial expertise by hiring a new Chief Financial Officer with over 20 years of experience with publicly traded companies and finance and accounting and who also served as an auditor for 10 years with Ernst & Young LLP, where he became a certified public accountant. As part of its ongoing remedial efforts to strengthen controls and procedures, in May 2024 the Company engaged an external financial consulting firm with extensive technical accounting expertise during the quarter ended March 31, 2024. In addition, In August 2024, the Company engaged an external financial consulting firm to assist the Company with accounting advisory services.

After re-evaluation, the Company’s management has concluded that in connection with restatement and due to a lack of sufficiently designed controls that support an effective assessment of our internal controls relating to the prevention of fraud and possible management override of controls, this represents an additional material weakness in the Company’s disclosure controls and procedures and the Company’s internal control over financial reporting. To address this material weakness, management plans to continue to devote significant effort and resources to the remediation and improvement of the Company’s internal control over financial reporting. While the Company has processes to account for its inventory, under the leadership of the Company’s new Chief Financial Officer, the Company intends to strengthen its internal processes and procedures over inventory management and reporting. The Company has begun updating its processes and controls around inventory obsolescence, the timing of its internal inventory audits and implementation of other measures. In addition, in August 2024, the Company has also engaged an external financial consulting firm with extensive technical accounting expertise to assist with the analysis of prior periods, along with an independent law firm to conduct an internal review of the events and activities leading to errors in the financial statements.

The Company’s management recognizes that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Additionally, controls can be circumvented by collusion or improper management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, have been detected, and there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding the effectiveness of the Company’s internal control over financial reporting, as such report is not required due to the Company’s status as a smaller reporting company.

Change in Internal Control over Financial Reporting

Except as discussed above, there have been no changes in the Company’s internal controls over financial reporting during the fiscal quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

None.

ITEM 9C - DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENTS INSPECTIONS

Not Applicable.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table and text set forth the names and ages of our current directors, executive officers and significant employees as of January 3, 2025. Our Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders or until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships among any of the directors and executive officers. From time to time, our directors have received compensation in the form of cash and equity grant for their services on the Board.

Name	Age	Position
Ronald F. Dutt	77	Director, Chief Executive Officer and President
Kevin S. Royal	60	Chief Financial Officer and Secretary
Jeffrey C. Mason(5)	54	Vice President of Operations
Michael Johnson	76	Director
Lisa Walters-Hoffert (1) (2)	66	Director
Dale T. Robinette (1) (3)	60	Director
Mark F. Leposky (1) (4)	60	Director

(1)	Independent Director.
(2)	Chairperson of the Audit Committee, Member of the Compensation Committee and the Nominating and Governance Committee.
(3)	Lead Independent Director, Chairperson of the Compensation Committee, Member of the Audit Committee and the Nominating and Governance Committee.
(4)	Chairperson of the Nominating and Governance Committee, Member of the Audit Committee and the Compensation Committee. Mr. Leposky was elected to the Board on April 18, 2024.
(5)	On November 7, 2022, Mr. Mason’s position was expanded to include additional Company authority and delegation.
(6)	Mr. Royal was appointed as Chief Financial Officer and Secretary effective March 4, 2024.

There are no arrangements or understandings between our directors and executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

Business Experience

Ronald F. Dutt, Chairman, Chief Executive Officer, President, and Director. Mr. Dutt has been our chief executive officer, former interim chief financial officer and director since March 19, 2014. He became our chairman on June 28, 2019. On September 19, 2017, he was also appointed as our president, chief financial officer and corporate secretary. He resigned as chief financial officer and corporate secretary as of December 16, 2018. Previously, he was our chief financial officer since December 7, 2012, and our interim chief executive officer since June 28, 2013. Mr. Dutt has served as the Company’s interim corporate secretary since June 28, 2013. Prior to Flux Power, Mr. Dutt provided chief financial officer and chief operating officer consulting services during 2008 through 2012. In this capacity Mr. Dutt provided financial consulting, including strategic business modeling and managed operations. Prior to 2008, Mr. Dutt served in several capacities as executive vice president, chief financial officer and treasurer for various public and private companies including SOLA International, Directed Electronics, Fritz Companies, DHL Americas, Aptera Motors, Inc., and Visa International. Mr. Dutt holds an MBA in Finance from University of Washington and an undergraduate degree in Chemistry from the University of North Carolina. Additionally, Mr. Dutt served in the United States Navy and received an honorable discharge as a Lieutenant. Based on Mr. Dutt’s past experience as executive vice president, chief financial officer and treasurer for various public and private companies, the Company believes Mr. Dutt is qualified to be on the Board.

Kevin S. Royal, Chief Financial Officer and Secretary. Mr. Royal was appointed as our Chief Financial Officer and Secretary effective March 4, 2024. Mr. Royal has over 20 years of experience with publicly traded companies, leading Finance, Accounting, IT, HR, Legal, Investor Relations, and M&A. Since 2023, Mr. Royal has served as a consultant for MCA Financial group. Prior to joining the Company, Mr. Royal served as Executive Vice President and Chief Financial Officer of Zovio Inc. (f/k/a Bridgepoint Education, Inc.) from October 2015 until September 2022. Mr. Royal also previously served as Senior Vice President, Chief Financial Officer, Treasurer and Secretary of Maxwell Technologies, Inc., a developer, manufacturer and marketer of energy storage and power delivery solutions from April 2009 to May 2015. Mr. Royal has held a series of senior finance positions, including appointments as senior vice president and chief financial officer within the semiconductor industry. Mr. Royal has also served as an auditor for 10 years with Ernst & Young LLP, where he became a certified public accountant. Mr. Royal received his Bachelor of Business Administration in Accounting from Harding University and is a Certified Public Accountant in the State of California (inactive).

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

Michael Johnson, Director. Mr. Johnson has been our director since July 12, 2012. Mr. Johnson has been a director of Flux Power since it was incorporated. Since 2002, Mr. Johnson has been a director and the chief executive officer of Esenjay Petroleum Corporation (Esenjay Petroleum), a Delaware company located in Corpus Christi, Texas, which is engaged in the business oil exploration and production. Mr. Johnson’s primary responsibility at Esenjay Petroleum is to manage the business and company as chief executive officer. Mr. Johnson is a director and beneficial owner of Esenjay Investments LLC, a Delaware limited liability company engaged in the business of investing in companies, and an affiliate of the Company beneficially owning approximately 26% of our outstanding shares, including common stock underlying options, and warrants that were exercisable or convertible or which would become exercisable or convertible within sixty (60) days. Mr. Johnson received a Bachelor of Science degree in mechanical engineering from the University of Southwestern Louisiana. As a result of Mr. Johnson’s leadership and business experience, he is an industry expert in the natural gas exploration industry and brings a wealth of management and successful company building experience to the board. Based on the foregoing, the Company believes Mr. Johnson is qualified to be on the Board.

Lisa Walters-Hoffert, Director. Ms. Walters-Hoffert was appointed to our Board on June 28, 2019. Ms. Walters-Hoffert was a co-founder of Daré Bioscience, Inc. and following the company’s merger with Cerulean Pharma, Inc. in July of 2017, became Chief Financial Officer of the surviving public company (Nasdaq: DARE) and served in this role until January of 2024. For over twenty-five (25) years, Ms. Walters-Hoffert was an investment banker focused on small-cap public companies in the technology and life science sectors. From 2003 to 2015, Ms. Walters-Hoffert worked at Roth Capital Partners as Managing Director in the Investment Banking Division. Ms. Walters-Hoffert has held various positions in the corporate finance and investment banking divisions of Citicorp Securities in San José, Costa Rica and Oppenheimer & Co, Inc. in New York City, New York. Ms. Walters-Hoffert has served as a member of the Board of Directors of the San Diego Venture Group, as Past Chair of the UCSD Librarian’s Advisory Board, and as Past Chair of the Board of Directors of Planned Parenthood of the Pacific Southwest. Ms. Walters-Hoffert currently serves as a member of the Board of Directors of The Elementary Institute of Science in San Diego. Ms. Walters-Hoffert graduated magna cum laude from Duke University with a B.S. in Management Sciences. As a senior financial executive with over twenty-five years of experience in investment banking and corporate finance and based on Ms. Walters-Hoffert’s expertise in audit, compliance, valuation, equity finance, mergers, and corporate strategy, the Company believes Ms. Walters-Hoffert is qualified to be on the Board.

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

Mark F. Leposky, Director. Mr. Leposky was elected to our Board on April 18, 2024. Mr. Leposky has over 30 years of executive experience in operations, engineering, supply chain, product and commercial roles. Mr. Leposky is currently the Executive Vice President and Chief Supply Chain Officer at Topgolf Callaway Brands and has led the company’s supply chain, engineering, and operations organization among other responsibilities since 2012. From 2018 to 2022, he also served as the EVP of Global Operations, Accessories and Licensing, and previously served as Senior Vice Present of Global Operations, Accessories and Licensing from 2012 and 2018 for Topgolf Callaway Brands. Prior to joining Topgolf Callaway Brands, Mr. Leposky was the Co-Founder, President and Chief Executive Officer of Gathering Storm dba Tmax Gear from 2005 to 2011, Chief Supply Chain Officer at Fisher Scientific International from 2004 to 2005 and Chief Operations Officer at TaylorMade Adidas Golf from 2002 to 2004, and has held executive roles at The Coca-Cola Company and United Parcel Service. Mr. Leposky holds a Bachelor of Sciences degree in Industrial Technology from Southern Illinois University, and an MBA from the Keller Graduate School of Management. In addition, Mr. Leposky is also a 16-year infantry veteran of the US Army and Army National Guard, and an avid golfer. Based on the above qualifications, the Board believes the Mr. Leposky’s extensive executive experience within the consumer product and service industry qualifies Mr. Leposky to serve on the Board.

Management Transition

On November 20, 2024, Ronald Dutt, our chairman and Chief Executive Officer, notified the Company’s Board of Directors of his intention to retire from his positions upon the appointment of a new Chief Executive Officer. The Board has commenced a search for a new Chief Executive Officer and Mr. Dutt will remain with the Company through the search and transition period.

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

Board Leadership Structure and Role in Risk Oversight

Our Board of Directors (“Board”) recognizes that one of its key responsibilities is to evaluate and determine its optimal leadership structure to provide independent oversight of management. Our Board is currently led by a Chairman of the Board who also serves as our Chief Executive Officer. The Board understands that the right Board leadership structure may vary depending on the circumstances, and our independent directors periodically assess these roles and the Board leadership to ensure the leadership structure best serves the interests of the Company and stockholders. On November 20, 2024, Ronald F. Dutt, our chairman and Chief Executive Officer, notified the Company’s Board that he intends to retire from his positions upon the appointment of a successor. The Board has commenced a search for a new Chief Executive Officer and Mr. Dutt will remain with the Company through the search and transition period. Following Mr. Dutt’s retirement, the Nominating and Governance Committee of the Board has determined that the position of Chairman of the Board shall be held by a non-executive member of the Board

On September 10, 2021, the Board adopted the Lead Independent Director Guidelines (“Guidelines.). The Guidelines provide that when the positions of Chief Executive Officer and Chairman of the Board are combined or the Chairman is not an independent director, the independent directors will appoint a lead independent director to serve with the authority and responsibility described in such Guidelines, and as the Board and/or the independent directors may determine from time to time. The Guidelines are available on our website at www.fluxpower.com.

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

We believe that the current leadership structure, with combined Chairman and Chief Executive Officer roles and a Lead Independent Director, has served the Company and its stockholders historically. However, the Nominating and Corporate Governance Committee of the Board has determined that following Mr. Dutt’s retirement as Chairman and Chief Executive Officer, the position of Chairman of the Board shall be held by a non-executive member of the Board. The Board believes that the new proposed leadership structure of a non-executive Chairman in conjunction with a Lead Independent Director will be in the Company’s and its stockholders best interest following the transition of management. Mr. Robinette, Lead Independent Director, possesses understanding and knowledge of the business and affairs of the Company and has the ability to devote a substantial amount of time to serve in this capacity. The Board believes the appointment of a strong Lead Independent Director and the use of regular executive sessions of the non-management directors, along with a majority the Board being composed of independent directors, allow it to maintain effective oversight of management.

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

Our Board has undertaken a review of the independence of each director and considered whether any director has a material relationship with us that could compromise the director’s ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, our Board determined that Ms. Walters-Hoffert, and Messrs. Robinette and Leposky are independent directors as defined in the listing standards of Nasdaq and SEC rules and regulations. A majority of our directors are independent, as required under applicable Nasdaq rules. As required under applicable Nasdaq rules, our independent directors will meet in regularly scheduled executive sessions at which only independent directors are present.

Board Committees

Our Board has established an Audit Committee, a Compensation Committee, and a Nominating and Governance Committee. The composition and responsibilities of each of the committees is described below.

Audit Committee

The Audit Committee of the Board of Directors currently consists of three independent directors of which at least one, the Chairperson of the Audit Committee, qualifies as a qualified financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Ms. Walters-Hoffert is the Chairperson of the Audit Committee and financial expert. Messrs. Robinette and Leposky are the other directors who are members of the Audit Committee. The Audit Committee’s duties are to recommend to our Board of Directors the engagement of the independent registered public accounting firm to audit our consolidated financial statements and to review our accounting and auditing principles. The Audit Committee reviews the scope, timing and fees for the annual audit and the results of audit examinations performed by any internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The Audit Committee will at all times be composed exclusively of directors who are, in the opinion of our Board of Directors, free from any relationship that would interfere with the exercise of independent judgment as a committee member and who possess an understanding of consolidated financial statements and generally accepted accounting principles. Our Audit Committee operates under a written charter, which is available on our website at www.fluxpower.com.

Compensation Committee

The Compensation Committee currently consists of three independent directors. The Compensation Committee establishes our executive compensation policy, determines the salary and bonuses of our executive officers and recommends to the Board stock option grants or other incentive equity awards for our executive officers. Mr. Robinette is the Chairperson of the Compensation Committee, and Ms. Walters-Hoffert and Mr. Leposky are members of the Compensation Committee. Each of the members of our Compensation Committee are independent under Nasdaq’s independence standards for compensation committee members. Our chief executive officer often makes recommendations to the Compensation Committee and the Board concerning compensation of other executive officers. The Compensation Committee seeks input on certain compensation policies from the chief executive officer. Our Compensation Committee operates under a written charter, which is available on our website at www.fluxpower.com.

Nominating and Governance Committee

The Nominating and Governance Committee currently consists of three independent directors. The Nominating and Governance Committee is responsible for matters relating to the corporate governance of our Company and the nomination of members of the Board and committees of the Board. Mr. Leposky is the Chairperson of the Nominating and Governance Committee. Ms. Walters-Hoffert and Mr. Robinette are members of the Nominating and Governance Committee. Each of the members of our Nominating and Governance Committee is independent under Nasdaq’s independence standards. The Nominating and Governance Committee operates under a written charter, which is available on our website at www.fluxpower.com.

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

Insider Trading Policy and Rule 10b5-1 Trading Programs

We have adopted an Insider Trading Policy which prohibits directors, officers and all other employees, or consultants or contractors, as well as family members of such persons  (or any other person subject to the policy) from engaging in any transaction involving a purchase or sale of the our securities, including any offer to purchase or offer to sell, based on material nonpublic information regarding the Company (“Material Nonpublic Information”).

Under our Insider Trading Policy and pursuant to SEC Rule 10b5-1, directors, officers and employees may establish written programs which permit (i) automatic trading of the Company’s stock through a third-party broker or (ii) trading of the Company’s stock by an independent person (such as an investment bank) who is not aware of Material Nonpublic Information at the time of a trade. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the director, executive officer, or other employee when entering into the plan, without further direction from such insider.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and Annual Reports concerning their ownership, of Common Stock and other of our equity securities on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of Forms 3, 4 and 5 and amendments thereto filed electronically with the SEC during the most recent fiscal year, we believe that all reports required by Section 16(a) for transactions in the fiscal year ended June 30, 2024 were timely filed.

ITEM 11 - EXECUTIVE COMPENSATION

Compensation for our Named Executive Officers

The following table sets forth information concerning all forms of compensation earned by our named executive officers during Fiscal 2024 and Fiscal 2023 for services provided to the Company and its subsidiary.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards (1) ($)		Option Awards (2) ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Ronald F. Dutt,	2024	$375,000	$—		$—	$484,155	$—	$—	$859,155
Chief Executive Officer, President, and Chairman	2023	$290,962	$146,273		$—	$230,542	$—	$—	$667,777

Charles A. Scheiwe	2024	$205,200	$—		$—	$89,348	$—	$—	$294,548
former Chief Financial Officer and Corporate Secretary(4)	2023	$205,989	$53,613		$—	$120,419	$—	$—	$380,021

Jeffrey C. Mason (3)	2024	$275,000	$—		$—	$119,152	$—	$—	$394,152
Vice President of Operations	2023	$204,346	$40,176	$		$100,602	$—	$—	$345,124

Kevin S. Royal	2024	$330,000	$—		$—	$200,970	$—	$—	$530,970
Chief Financial Officer and Corporate Secretary (5)

(1)	Represents the fair value of the RSUs granted on grant date.
(2)	The grant date fair value was determined in accordance with the provisions of FASB ASC Topic No. 718 using the Black-Scholes valuation model with assumptions described in more detail in the notes to our audited financial statements included in this report.
(3)	On November 7, 2022, Mr. Mason’s position was expanded to include additional Company authority and delegation.
(4)	On March 1, 2024, Mr. Scheiwe stepped down as the Company’s Chief Financial Officer and Corporate Secretary.
(5)	Mr. Royal was appointed as the Company’s Chief Financial Officer and Corporate Secretary effective March 4, 2024.

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

On February 17, 2015, our shareholders approved our 2014 Equity Incentive Plan (“2014 Plan”), which was amended on July 23, 2018 and on November 5, 2020. The 2014 Plan authorizes the issuance of awards for up to 1,000,000 shares of our common stock in the form of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock units, restricted stock awards and unrestricted stock awards to officers, directors and employees of, and consultants and advisors to, the Company or its affiliates. We granted 100,192 and 175,265 stock options under the 2014 Plan during Fiscal 2024 and Fiscal 2023, respectively. We granted 51,171 and 72,566 restricted stock units under the 2014 Plan during Fiscal 2024 and Fiscal 2023, respectively.

On April 29, 2021, at the Company’s annual stockholders meeting, the 2021 Equity Incentive Plan (the “2021 Plan”) was approved by our stockholders. The 2021 Plan authorizes the issuance of awards for up to 2,000,000 shares of our common stock in the form of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock units, restricted stock awards and unrestricted stock awards to officers, directors and employees of, and consultants and advisors to, the Company or its affiliates. We granted 934,012 and 449,176 stock options under the 2021 Plan during Fiscal 2024 and Fiscal 2023, respectively. We granted 17,057 restricted stock units under the 2014 Plan during Fiscal 2024. We did not grant any restricted stock units under the 2021 Plan during Fiscal 2023.

As of June 30, 2024, we had 426,363 options outstanding and exercisable and 114,666 RSUs outstanding under the 2021 Plan, the 2014 Plan and the 2010 Plan.

The following table sets forth certain information concerning unexercised options, stock that has not vested, and equity compensation plan awards outstanding as of June 30, 2024 for the named executive officers below:

			Option Awards (1)				Stock Awards
Name	Award Grant Date	Award Expiration Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Number of Shares or Units of Stock That Have Not Vested	Grant Date Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan: Grant Date Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Ronald F.Dutt	10-20-23	10-20-33	–	223,216	–	$3.36	–	$–	–	$–
	10-31-22	10-31-32	20,043	60,132	–	3.43	–	–	–	–
	3-15-19	3-14-29	50,000	–	–	13.60	–	–	–	–
	7-25-18	7-24-28	33,527	–	–	19.80	–	–	–	–
	6-29-18	6-28-28	50,001	–	–	14.40	–	–	–	–
	10-26-17	10-25-27	50,000	–	–	4.60	–	–	–	–
	12-22-15	12-21-25	19,000	–	–	5.00	–	–	–	–
	10-29-21	10-29-31	–	–	–	–	4,021	23,121	4,021	23,121
	11-12-20	11-30-30	–	–	–	–	13,214	117,340	13,214	117,340

Jeffrey C. Mason (2)	10-20-23	10-20-33	–	54,934	–	3.36	–	–	–	–
	10-31-22	10-31-32	8,746	26,240	–	3.43	–	–	–	–
	10-29-21	10-29-31	–	–	–	–	1,280	7,360	1,280	7,360

Kevin S. Royal (3)	3-4-24	3-4-34	–	55,000	–	5.00	–	–	–	–

(1)

The fair value of each option grant is estimated at the date of grant using the Black-Scholes option pricing model. Expected volatility is calculated based on the historical volatility of the Company’s stock or, when the expected term exceeds how long the Company’s stock has been publicly traded, based on historical volatility of a comparable peer group of publicly traded companies. The risk-free interest rate is based on the U.S. Treasury yield for a term equal to the expected life of the options at the time of grant. The fair value of each restricted stock unit is the fair value of the Company’s common stock on the grant date.

(2)	On November 7, 2022, Mr. Mason’s position was expanded to include additional Company authority and delegation.
(3)	Mr. Royal was appointed as the Company’s Chief Financial Officer and Corporate Secretary effective March 4, 2024.

Aggregated Option/Stock Appreciation Right (“SAR”) exercised and Fiscal year-end Option/SAR value table

Neither our executive officers nor the other individuals listed in the tables above, exercised options or SARs during Fiscal 2024.

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

There were 37,543 and zero shares of stock purchased under the ESPP during Fiscal 2024 and Fiscal 2023, respectfully.

Employment Agreements with Executive Officers

On February 12, 2021, we entered into an Amended and Restated Employment Agreement with the Company’s president and chief executive officer, Ronald F. Dutt (the “Dutt Employment Agreement”), which amends and restates the Employment Agreement effective December 11, 2012, as amended (the “Prior Agreement”). In addition to the inclusion of terms relating to change in control, termination, severance, benefits and the acceleration of vesting of options and restricted stock units upon certain events, the Dutt Employment Agreement memorialized Mr. Dutt’s continued services as the president and chief executive officer of the Company and its wholly-owned subsidiary, Flux Power, Inc. (“Flux Power”), and the terms pursuant to which he would provide such services. Pursuant to the terms of the Dutt Employment Agreement, Mr. Dutt’s current annual base salary is $375,000.

On November 20, 2024, Mr. Dutt notified the Company’s Board of Directors that he intends to retire from his position upon the appointment of a successor. The Board has commenced a search for a new chief executive officer and Mr. Dutt will remain with Flux Power through the search and transition period.

On February 12, 2021, we entered into an Employment Agreement with the Company’s chief financial officer, treasurer and secretary, Charles A. Scheiwe (the “Scheiwe Employment Agreement”). In addition to the inclusion of terms relating to change in control, termination, severance, benefits and the acceleration of vesting of options and restricted stock units upon certain events, the Employment Agreement memorialized Mr. Scheiwe’s continued services as the chief financial officer and secretary of the Company, and as chief financial officer/treasurer and secretary of Flux Power. Pursuant to the terms of the Scheiwe Employment Agreement, Mr. Scheiwe’s annual base salary was $205,200. On February 16, 2024, the Company and Mr. Charles Scheiwe agreed to the stepping down of Mr. Scheiwe as the Company’s Chief Financial Officer and Secretary, including all positions with the Company and Flux Power, Inc., a wholly-owned subsidiary of the Company (“Flux”) and transitioning to a consultant for the Company (“the “Transition”), effective March 1, 2024 (the “Separation Date”).Through the Separation Date, Mr. Scheiwe will be entitled to continue to receive his current salary. In addition, in connection with the Transition, the Board approved the accelerated vesting of unvested portions of outstanding awards previously granted to Mr. Scheiwe under the Company’s 2014 Equity Incentive Plan and 2021 Equity Incentive Plan (the “2021 Plan”).

On February 22, 2024, we entered into an Employment Agreement with Mr. Kevin S. Royal, in connection with Mr. Royal’s appointment as Chief Financial Officer and Corporate Secretary, which provides for an annual base salary of $330,000, effective March 4, 2024 (the “Employment Agreement”). The Employment Agreement includes terms relating to change in control, termination, severance, benefits and the acceleration of vesting of options and restricted stock units upon certain events. In addition, Mr. Royal will be eligible for a 60% cash bonus, as a percentage of base salary, and incentive stock options to purchase up to 55,000 shares of the Company’s common stock (the “Options”) under the 2021 Plan. The Options will be subject to the terms and conditions provided in the form of Incentive Stock Option Agreement under the 2021 Plan, will have an exercise price based on the Company’s 10-day volume weighted average price on the grant date, and will expire ten (10) years from the grant date and vest in four (4) equal annual instalments commencing one year after the grant date.

Under their respective employment agreement, Messrs. Dutt and Royal, among other things, are (i) eligible for annual target cash bonus and awards of restricted stock units or other equity-based incentive compensation consistent with his position as determined by the Board of Directors (the “Board”) and the Compensation Committee; (ii) entitled to reimbursement for all reasonable business expenses incurred in performing services; and (iii) entitled to certain severance and change of control benefits contingent upon such employee’s agreement to a general release of claims in favor of the Company following termination of employment. Messrs. Dutt and Royal and are also eligible to participate in all customary employee benefit plans or programs generally made available to the senior executive officers. Messrs. Dutt and Royal have each agreed to observe the terms of a standard confidentiality and non-compete agreement for a restricted period of two (2) years. Each of Messrs. Dutt and Royal employment is “at-will” and may be terminated at any time for any reason.

Separation Agreements

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

On March 1, 2024 and in connection with the Transition, the Company and Mr. Scheiwe entered into a Separation and Release Agreement (the “Scheiwe Separation Agreement”). Under the Scheiwe Separation Agreement, Mr. Scheiwe will be entitled to: (i) cash severance of $205,200, which is an amount equal to 12 months of Mr. Scheiwe’s base salary in effect as of the Separation Date, (ii) a one-time payment of $22,840.68, less required withholdings, to cover the COBRA premiums for COBRA continuation coverage for a period of twelve (12) months following the Separation Date, and (iii) provided that Mr. Scheiwe timely elects and enrolls in the life insurance continuation coverage, reimbursement for an amount equal to twelve (12) months of such life insurance continuation coverage. The Separation Agreement additionally includes a customary general release of claims by Mr. Scheiwe in favor of the Company and certain related parties.

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

On October 20, 2023, the Board approved an amended and restated annual cash bonus plan (the “Amended Annual Bonus Plan”) which allows the Compensation Committee and/or the Board of the Company to set the amount of bonus each fiscal year and the performance criteria. Executive officers and all employees (other than part-time employees and temporary employees) are eligible to participate in the Amended Annual Bonus Plan (“Participants”) as long as the Participant remains an active regular employee of the Company. The Amended Annual Bonus Plan is effective for fiscal year 2024 and each fiscal year thereafter (the “Plan Year”). For each Plan Year, the Compensation Committee will establish an aggregate amount of allocable Bonus under the Amended Annual Bonus Plan and determine the performance goals applicable to a bonus during a Plan Year (the “Participation Criteria”). The Participation Criteria may differ from Participant to Participant and from bonus to bonus. All of the Company’s executive officers are eligible to participate in the Amended Annual Bonus Plan.

The Amended Annual Bonus Plan was approved by the Board in anticipation of the Company adopting its “clawback” policy applicable to its executive officers as required under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).

Clawback Policy

To comply with Section 10D of the Securities Exchange Act of 1934, as amended, Rule 10D-1 promulgated under the Securities Exchange Act of 1934, as amended, and Nasdaq Listing Rule 5608 applicable to incentive-based compensation for executive officers of listed companies, in November 2023, the Board adopted a Policy for the Recovery of Erroneously Awarded Compensation (the “Clawback Policy”) with an effective date of October 2, 2023. Current executive officers of the Company have agreed in writing to the terms and conditions of the Clawback Policy. Under the Clawback Policy, if the Company is required to restate its financial results due to material noncompliance with financial reporting requirements under the federal securities laws, the Company will recoup any erroneously awarded incentive-based compensation from the Company’s current and former executive officers. Administration of the Clawback Policy will be by the Compensation Committee of the Company.

Restatement of Prior Financial Statements

In connection with the restatements of the Prior Financial Statements undertaken by the Company, the Compensation Committee, as the administrator, completed a recovery analysis under the Company’s Clawback Policy. The Compensation Committee concluded that although bonus amounts were paid to executive officers for fiscal periods ended before the effective date of the Clawback Policy, October 2, 2023, the bonuses will be deemed to be “Received” (as defined in the Clawback Policy) during those fiscal periods before the Clawback Policy became effective. As a result, such amounts would not fall under the definition of “Clawback Eligible Incentive Compensation” (as defined in the Clawback Policy”) and would therefore not be subject to further recovery analysis or actions for recovery. The analysis and conclusion does not include any analysis or recoverable amounts under 304 of the Sarbanes-Oxley Act pursuant to action by SEC.

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

The Compensation Committee approved the target cash bonuses under the 2023 Bonus based on the base salary for fiscal year 2023 for the following executive officers:

Name	Position	Fiscal 2023 Base Salary		Bonus Percentage of Base Salary	Total Target Payout	Maximum Payout(1)
Ronald F. Dutt	Chief Executive Officer	$300,000	(2)	75%	$225,000	$270,000
Charles Scheiwe	Chief Financial Officer	$205,200		35%	$71,820	$86,184
Jeffery C. Mason	Vice President of Operations	$206,000		30%	$61,800	$74,160

(1) Subject to a bonus cap for achieving above set revenue target and a payout cap for achieving 10% positive Adjusted EBITDA.

(2) To be effective during the second fiscal quarter of 2023.

Fiscal 2024

Salary Increases

On October 20, 2023, pursuant to the recommendation of the Compensation Committee of the Board (the “Compensation Committee”), the Board approved the following salary increases (the “Fiscal 2024 Annual Salary”) to the following executive officers, effective for the fiscal year 2024 (“Fiscal 2024”):

Name	Position	Salary for Fiscal 2023	Salary for Fiscal 2024
Ronald F. Dutt	Chief Executive Officer	$300,000	$375,000
Charles Scheiwe*	Chief Financial Officer	$205,200	$205,200
Jeffrey Mason	Vice President of Operations	$206,000	$230,720

* Plus an additional supplemental payment of $4,000 per month

On March 1, 2024, pursuant to the recommendation of the Compensation Committee, the Board approved an adjustment to the base salary for the following named executive officer: Jeff Mason, Vice President of Operations. The adjustment reflects a change in base salary to $275,000, effective March 1, 2024.

Fiscal 2024 Bonuses Under the Amended Bonus Plan

On October 20, 2023, pursuant to the recommendation of the Compensation Committee, the Board also approved the bonus pool and performance criteria for the Amended Annual Bonus Plan for Fiscal 2024 (the “2024 Bonus”). For Fiscal 2024, the performance goals applicable to a bonus are based on the Company achieving certain targets based on the Company’s full year revenue, Adjusted EBITDA (earnings before interest, income taxes, depreciation, amortization, and stock-based compensation) for Fiscal 2024, and functional goals (the “Financial Targets”), in addition to individual performance objectives and goals (the “2024 Performance Matrix”).

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

(2) Full maximum payout for achieving certain additional gross margin targets

Restricted Stock Unit Grants

We did not grant any Restricted Stock Units to any of our executive officers in Fiscal 2024 and Fiscal 2023.

Stock Option Grants

Fiscal 2024 Grants

On October 20, 2023 (the “Fiscal 2024 Grant Date”), pursuant to the recommendation of the Compensation Committee, the Board approved the grant of stock options (the “Fiscal 2024 Options”) under the Company’s 2014 Equity Incentive Plan (the “2014 Plan”) and the Company’s 2021 Equity Incentive Plan (the “2021 Plan” and together with 2014 Plan, the “Plan”) to certain employees of the Company or its subsidiary, Flux Power, Inc. The Fiscal 2024 Options are subject to the terms and conditions provided in the form of the related Incentive Stock Option Agreement under the 2014 Plan (the “2014 Option Agreement”) or the form of Incentive Stock Option Agreement under the 2021 Plan (the “2021 Option Agreement”). Additionally, as previously discussed, Mr. Royal was granted options as part of his chief financial officer employment agreement.

The following executive officers of the Company were granted Options in such number, with such vesting schedule, and under the respective Plan, set forth as follows:

Name	Position	Options (1)	Vesting Schedule
Ronald F. Dutt	Chief Executive Officer	223,216	Annually over 3 years from the date of grant
Charles Scheiwe	Chief Financial Officer	42,750	Annually over 3 years from the date of grant
Jeffrey Mason	Vice President of Operations	54,934	Annually over 3 years from the date of grant
Kevin S. Royal	Chief Financial Officer	55,000	Annually over 3 years from the date of grant

(1) Subject to $100,000 ISO limitation under the 2021 Plan. Excess, if any, issued as non-qualified stock options.

Fiscal 2023 Grants

On October 31, 2022 (the “Fiscal 2023 Grant Date”), the Compensation Committee approved the grant of incentive stock options (the “Fiscal 2023 Options”) under the Company’s 2014 Plan and the Company’s 2021 Plan to certain employees of the Company or its subsidiary, Flux Power, Inc. The Options are subject to the terms and conditions provided in the form of the 2014 Option Agreement or the “2021 Option Agreement.

The following named executive officers of the Company were granted Stock Options under the 2021 Plan in such number and vesting schedule set forth as follows:

Name	Position	Options (1)	Vesting Schedule
Ronald F. Dutt	Chief Executive Officer	80,175	Annually over 4 years from the date of grant
Charles Scheiwe	Chief Financial Officer	41,878	Annually over 4 years from the date of grant
Jeffrey C. Mason	Vice President of Operations	34,986	Annually over 4 years from the date of grant

(1) Subject to $100,000 ISO limitation under the 2021 Plan. Excess, if any, issued as non-qualified stock options.

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

Compensation of Non-Executive Directors

On January 14, 2022, pursuant to the recommendation and advice of the Compensation Committee of the Board of the Company, the Board approved the following annual compensation package for non-executive directors of the Company for calendar year 2022, as follows:

Name	Independent Non-Executive Director	Position	Base Retainer (cash)	Chair Fee (cash)		Lead Independent Director (cash)
Lisa Walters-Hoffert	X	Audit Chair	$50,000	$7,500		$-
Dale Robinette	X	Compensation Chair	50,000	5,000		20,000
John A. Cosentino Jr. (1)	X	Governance Chair	50,000	5,000	(1)	-
Cheemin Bo-Linn (2)	X	Board Member	50,000	-		-
Michael Johnson		Board Member	50,000	-		-

(1)	Mr. Cosentino resigned as our director on March 1, 2022. As appreciation for Mr. Cosentino’s board services, the Board approved to (i) accelerate the vesting of the following securities the Board granted in connection with his board services: 435 unvested options and 4,578 restricted stock awards, and (iii) pay his board fees for 3rd quarter of Fiscal 2022.
(2)	Dr. Bo-Linn was appointed as Chairperson of the Governance Committee on March 3, 2022. For Dr. Bo-Linn’s services as Chairperson, she is entitled to a Chair Fee of $5,000 for calendar year 2022.

There was no change to the cash compensation package for non-executive directors of the Company during Fiscal 2023.

On March 8, 2023, pursuant to the recommendation and advice of the Compensation Committee of the Board of the Company, the Board approved the following annual compensation package for non-executive directors of the Company for fiscal year ending June 30, 2024, as follows:

Name	Independent Non-Executive Director	Position	Base Retainer (cash)	Chair Fee (cash)	Committee Member Fee(1) (cash)	Lead Independent Director (cash)
Lisa Walters-Hoffert	X	Audit Chair	$50,000	$7,500	$5,000	$-
Dale Robinette	X	Compensation Chair	50,000	5,000	6,250	20,000
Cheemin Bo-Linn (2)	X	Board Member	50,000	5,000	6,250	-
Michael Johnson		Board Member	50,000	-	-	-
Mark Leposky (3)	X	Board Member	50,000	5,000	6,250	-

(1)	Committee Member Fees: $3,750 for non-chair committee members of the Audit Committee, and $2,500 for non-chair committee members of the Compensation Committee and the Nominating and Governance Committee.
(2)	Dr. Bo-Linn stepped down as our director on April 18, 2024. As appreciation for Dr. Bo-Linn’s services as a director to the Company, the Board approved to accelerate the vesting of 18,561 unvested restricted stock units, effective as of April 18, 2024.
(3)	Mr. Leposky was elected as our director on April 18, 2024 and appointed as Chairperson of the Governance Committee on April 18, 2024. For Mr. Leposky’s services, he is entitled to a prorated Chair Fee and Committee Member Fee for the fiscal year ended June 30, 2024.

On April 18, 2024, pursuant to the recommendation and advice of the Compensation Committee of the Board of the Company, the Board approved the following annual compensation package for non-executive directors of the Company for the fiscal year ending June 30, 2025, as follows:

Name	Independent Non-Executive Director	Position	Base Retainer (cash)	Chair Fee (cash)	Committee Member Fee (1) (cash)	Lead Independent Director (cash)
Lisa Walters-Hoffert	X	Audit Chair	$50,000	$7,500	$5,000	$-
Dale Robinette	X	Compensation Chair	50,000	5,000	6,250	20,000
Mark F. Leposky	X	Nominating and Governance Chair	50,000	5,000	6,250	-
Michael Johnson		Board Member	50,000	-	-	-

(1)	Committee Member Fees: $3,750 for non-chair committee members of the Audit Committee, and $2,500 for non-chair committee members of the Compensation, Nominating and Governance Committees.

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

In April 2022, each of our non-executive directors were granted 17,793 RSUs which fully vested on April 28, 2023. In addition, in August 2022, as compensation for board services provided during the last quarter of Fiscal 2022, Dr. Bo-Linn was granted 5,034 RSUs, of which 1/3 vested immediately, each of the remaining 1/3 of the RSUs will vest on April 29, 2023, and April 29, 2024. Dr. Bo-Linn’s s grant was consistent with the standard equity component of Non-Executive Director Compensation Package as approved by the Board.

In April 2023, each of our non-executive directors were granted 16,883 RSUs which are scheduled to fully vest on April 20, 2024.

In April 2024, each of our non-executive directors were granted 17,057 RSUs under the 2014 Plan or the 2021 Plan, which are scheduled to fully vest on April 18, 2025.

Director Compensation Table

Below is a summary of compensation accrued or paid to our non-executive directors during Fiscal 2024 and Fiscal 2023. Mr. Dutt, our chief executive officer and president, received no compensation for his service as a director and is not included in the table. The compensation Mr. Dutt receives as an employee of the Company is included in the section titled “Executive Compensation.”

Name	Fiscal Year	Fees Earned or Paid In Cash ($)	Stock Awards(1) ($)	All Other Compensation ($)	Total ($)
Lisa Walters-Hoffert	2024	$62,500	$80,000	$-	$142,500
	2023	57,500	50,000	-	107,500

Dale Robinette	2024	81,250	80,000	-	161,250
	2023	75,000	50,000	-	125,000

Michael Johnson	2024	50,000	50,000	-	100,000
	2023	50,000	50,000	-	100,000

Cheemin Bo-Linn (2)	2024	48,958	-	-	48,958
	2023	55,000	50,000	-	105,000

Mark F. Leposky (3)	2024	15,312	80,000		95,312
	2023	-	-	-	-

(1)	Represent the fair value of the RSUs granted using the volume weighted average price of the ten days of trading prior to grant date.
(2)	Dr. Bo-Linn stepped down as our director on April 18, 2024.
(3)	Mr. Leposky was elected as our director on April 18, 2024.

The following table shows the aggregate number of vested stock options held by our non-employee directors as of June 30, 2024 and June 30, 2023:

Name	Year	Vested Stock Options
Lisa Walters-Hoffert	2024	3,948
	2023	3,948

Dale Robinette	2024	3,948
	2023	3,948

Cheemin Bo-Linn (1)	2024	–
	2023	–

Michael Johnson	2024	9,948
	2023	12,948

Mark F. Leposky (2)	2024	–
	2023	–

(1)	Dr. Bo-Linn stepped down as our director on April 18, 2024.
(2)	Mr. Leposky was elected as our director on April 18, 2024.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

BENEFICIAL OWNERSHIP

Security Ownership of Principal Stockholders and Management

As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Exchange Act, as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose of or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, subject to community property laws where applicable. As of January 3, 2025, we had a total of 16,842,465 shares of common stock issued and outstanding.

The following table sets forth, as of January 3, 2025, information concerning the beneficial ownership of shares of our common stock held by our directors, our named executive officers, our directors and executive officers as a group, and each person known by us to be a beneficial owner of more than five percent (5%) of our outstanding common stock. Unless otherwise indicated, the business address of each of our directors, executive officers and beneficial owners of more than five percent (5%) of our outstanding common stock is c/o Flux Power Holdings, Inc., 2685 S. Melrose Drive, Vista, California 92081. Each person has sole voting and investment power with respect to the shares of our common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned		% of Ownership
Officers and Directors
Michael Johnson, Director	4,197,882	(2)	25.1%
Ronald F. Dutt, Chief Executive Officer, President, and Director	376,177	(3)	2.2
Kevin S. Royal, Chief Financial Officer and Secretary	–	(4)	*
Jeffrey C. Mason, Vice President of Operations	40,634	(5)	*
Mark F. Leposky, Director	–	(6)	*
Lisa Walters-Hoffert, Director	30,998	(7)	*
Dale Robinette, Director	43,202	(8)	*
All Officers and Directors as a group (7 people)	4,688,893		27.5

5% Stockholders
Esenjay Investments LLC	4,148,680	(2)	24.9
Cleveland Capital Management L.L.C.	1,174,032	(9)	7.0
1250 Linda Street, Suite 304
Rocky River, OH 44116
Formidable Asset Management, LLC	3,274,325	(10)	19.6
221 E Fourth Street, Suite 2700
Cincinnati OH 45202

* Represents less than 1% of shares outstanding.

(1)	All addresses above are 2685 S. Melrose Drive, Vista, California 92081, unless otherwise stated.
(2)	Includes (i) 39,254 shares of common stock held by Mr. Johnson and 4,148,680 shares of common stock held by Esenjay Investments LLC, of which Mr. Johnson is the sole director and beneficial owner, and (ii) 9,948 shares of common stock issuable to Mr. Johnson upon exercise of stock options.

(3)	Includes 41,930 shares of common stock, 317,012 shares of common stock issuable upon exercise of stock options and 17,235 shares of common stock issuable upon vesting of restricted stock units within 60 days.
(4)	Mr. Royal was appointed as Chief Financial Officer and Secretary effective March 4, 2024.
(5)	Includes 3,552 shares of common stock, 35,802 shares of common stock issuable upon exercise of stock options and 1,280 shares of common stock issuable up vesting of restricted stock units within 60 days.
(6)	Mr. Leposky was elected as a director on April 18, 2024.
(7)	Includes 27,050 shares of common stock and 3,948 shares of common stock issuable upon exercise of stock options.
(8)	Includes 39,254 shares of common stock and 3,948 shares of common stock issuable upon exercise of stock options.
(9)	Based on Amendment No. 7 to Schedule 13G filed jointly by Cleveland, Rocky River Specific Opportunities Fund LLC, Wade Massad, John Shiry and Cleveland Capital Management, L.L.C. with the SEC on February 7, 2024, reporting information as of December 31, 2023. Reflects 1,174,032 shares of common stock held by certain private funds managed by Cleveland Capital Management, L.L.C., or by its principals, and hold shared voting and dispositive power with respect to such shares. Excludes (i) 18,700 shares of common stock individually held by Mr. Massad and (ii) 50,000 shares of common stock individually held by Mr. Shiry.
(10)	Based on Schedule 13D filed by Formidable Asset Management, LLC with the SEC on October 31, 2023. Reflects (i) 548,226 shares of common stock held by Formidable Asset Management, LLC, and (ii) 2,726,099 shares of common stock held by certain accounts managed by Formidable Asset Management, LLC, and hold shared voting and dispositive power with respect to such shares.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following includes a summary of certain relationships and transactions, including transactions since July 1, 2022 to January 3, 2025 and any currently proposed transactions, to which we were or are to be a participant, in which (1) the amount involved exceeded or will exceed the lesser of (i) $120,000 or (ii) one percent (1%) of the average of our total assets for the last two completed fiscal years, and (2) any of our directors, executive officers or holders of more than five percent (5%) of our capital stock, or any affiliate or member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest other than compensation and other arrangements that are described under the section titled “Executive Compensation.”

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

Line of Credit Facility and Subordinated Unsecured Promissory Note

 On November 2, 2023, we entered into a Credit Facility Agreement (the “Credit Facility”) with Cleveland (the “Lender”). The Credit Facility provides the Company with a line of credit of up to $2,000,000 for working capital purposes (“LOC”). In connection with the LOC, the Company issued a subordinated unsecured promissory note for $2,000,000 (the “Commitment Amount”) in favor of the Lender (the “Note”).

Pursuant to the terms of the Credit Facility, the Lender agreed to make loans (each such loan, an “Advance”) up to such Lender’s Commitment Amount to the Company from time to time, until August 15, 2025 (the “Due Date”). The Note accrues interest at Secured Overnight Financing Rate plus nine percent (9%) per annum on each Advance from and after the date of disbursement of such Advance. All indebtedness, obligations and liabilities of the Company to the Lender is subject to the rights of Gibraltar Business Capital, LLC, a Delaware limited liability company (together with its successors and assigns, “GBC”), pursuant to a Subordination Agreement dated on or about November 2, 2023, by and between the Lender and GBC (the “Subordination Agreement”). Subject to the Subordination Agreement, the Company may, from time to time, prior to the Due Date, draw down, repay, and re-borrow on the Note, by giving notice to the Lenders of the amount to be requested to be drawn down. Subject to the Subordination Agreement, the Note is payable upon the earlier of (i) the Due Date or (ii) on occurrence of an event of Default (as defined in the Note). As consideration of the Lender’s commitment to provide the Advances, we agreed to issue the Lender warrants to purchase 41,196 shares of common stock (the “Warrants”) which are exercisable immediately from the date of issuance, expire on the five (5) year anniversary of the date of issuance and have an exercise price of $3.24 per share.

DIRECTOR INDEPENDENCE

A majority of our Board of Directors are independent directors, see discussion above under “Item 10. Directors, Executives and Corporate Governance – Board Composition, Committees and Independence.”

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditor

For the fiscal years ended June 30, 2024 and 2023, the Company’s independent public accounting firm was Baker Tilly US, LLP

Fees Paid to Principal Independent Registered Public Accounting Firm

The aggregate fees billed by our Independent Registered Public Accounting Firm, for the fiscal years ended June 30, 2024 and 2023 are as follows:

	Fiscal 2024	Fiscal 2023
Audit fees (1)	$833,000	$256,000
Audit related fees (2)	–	–
Tax fees (3)	–	–
All other fees (4)	–	–
Total	$833,000	$256,000

(1)	Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and the review of our quarterly financial statements and those services normally provided in connection with statutory or regulatory filings or engagements including comfort letters, consents and other services related to SEC matters. This information is presented as of the latest practicable date for this annual report.
(2)	Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees.”
(3)	Baker Tilly US, LLP did not provide us with tax compliance, tax advice or tax planning services.
(4)	All other fees include fees billed by our independent auditors for products or services other than as described in the immediately preceding three categories. No such fees were incurred during the fiscal years ended June 30, 2024 or 2023.

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

(3) Exhibits:

The exhibits required by Item 601 of Regulation S-K are listed in subparagraph (b) below.

(b) The following exhibits are filed as part of this Report

Exhibit No.	Description

2.1	Securities Exchange Agreement dated May 18, 2012. Incorporated by reference to Exhibit 2.1 on Form 8-K filed with the SEC on May 24, 2012.
2.2	Amendment No. 1 to the Securities Exchange Agreement dated June 13, 2012. Incorporated by reference to Exhibit 2.2 on Form 8-K filed with the SEC on June 18, 2012.
3.1	Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 on Form 8-K filed with the SEC on February 19, 2015.
3.2	Amended and Restated Bylaws of Flux Power Holdings, Inc. Incorporated by reference to Exhibit 3.1 on Form 8-K filed with the SEC on May 31, 2012.
3.3	Certificate of Amendment to Articles of Incorporation. Incorporated by reference to Exhibit 3.1 on Form 8-K filed with the SEC on August 18, 2017.
3.4	Certificate of Change. Incorporated by reference to Exhibit 3.1 on Form 8-K filed with the SEC on July 12, 2019.
4(vi)	Description of Securities. Incorporated by reference to Exhibit 4(vi) on Form 10-K filed with the SEC on September 28, 2020.
4.1	Form of Warrant. Incorporated by reference to Exhibit 4.1 on Form 8-K filed with the SEC on September 23, 2021.
4.2	Form of Warrant Certificate. Incorporated by reference to Exhibit 4.1 on Form 8-K filed with the SEC on May 13, 2022.
4.3	Warrant to Purchase Stock issued to Silicon Valley Bank, dated June 23, 2022. Incorporated by reference to Exhibit 4.1 on Form 8-K filed with the SEC on June 28, 2022.
4.4	Form of Warrant. Incorporated by reference to Exhibit 4.1 on Form 8-K filed with the SEC on November 3, 2023.
10.1#	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on April 9, 2019.
10.2	Lease Agreement dated April 25, 2019. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on April 30, 2019.
10.3	First Amendment to Standard Industrial/Commercial Multi-Tenant Lease with Accutek dated March 1, 2020. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on March 5, 2020.
10.4	Form of Representative Warrant. Incorporated by reference to Exhibit 10.1 on Form 10-Q filed with the SEC on November 12, 2020.
10.5#	Flux Power Holdings, Inc. 2010 Stock Plan: Form of Stock Option Agreement. Incorporated by reference to Exhibit 10.6 on Form 8-K filed with the SEC on June 18, 2012.
10.6#	2014 Equity Incentive Plan. Incorporated by reference to Exhibit 10.23 on Form 10-Q filed with the SEC on May 15, 2015.
10.7#	Amendment to the Flux Power Holdings Inc. 2014 Equity Incentive Plan. Incorporated by reference to Exhibit 10.20 on Form 10-K filed with the SEC on September 27, 2018.
10.8#	Amendment No. 2 to the Flux Power Holdings Inc. 2014 Equity Incentive Plan Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on November 9, 2020.
10.9#	Form of Restricted Stock Unit Award Agreement. Incorporated by reference to Exhibit 10.2 on Form 8-K filed with the SEC on November 9, 2020.
10.10#	Form of Performance Restricted Stock Unit Award Agreement. Incorporated by reference to Exhibit 10.3 on Form 8-K filed with the SEC on November 9, 2020.
10.11#	Annual Cash Bonus Plan. Incorporated by reference to Exhibit 10.4 on Form 8-K filed with the SEC on November 9, 2020.
10.12#	Amended and Restated Employment Agreement by and between Flux Power Holdings, Inc. and Ronald F. Dutt. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on February 17, 2021.
10.13#	Employment Agreement by and between Flux Power Holdings, Inc. and Charles A. Scheiwe. Incorporated by reference to Exhibit 10.2 on Form 8-K filed with the SEC on February 17, 2021.

10.14#	2021 Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on May 4, 2021.
10.15#	Form of Restricted Stock Unit Award Agreement – Non-Executive Director. Incorporated by reference to Exhibit 10.2 on Form 8-K filed with the SEC on May 4, 2021.
10.16#	Form of Performance Restricted Stock Unit Award. Incorporated by reference to Exhibit 10.3 on Form 8-K filed with the SEC on November 2, 2021.
10.17	Flux Power Holdings, Inc. 2023 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on April 21, 2023.
10.18	Loan and Security Agreement. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on August 3, 2023.
10.19	Intellectual Property Security Agreement. Incorporated by reference to Exhibit 10.2 on Form 8-K filed with the SEC on August 3, 2023.
10.20	Form of Revolving Note. Incorporated by reference to Exhibit 10.3 on Form 8-K filed with the SEC on August 3, 2023.
10.21	Amended and Restated Annual Bonus Plan. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on October 24, 2023.
10.22	Credit Facility Agreement dated November 2, 2023. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on November 3, 2023.
10.23	Form of Subordinated Unsecured Promissory Note (Cleveland). Incorporated by reference to Exhibit 10.2 on Form 8-K filed with the SEC on November 3, 2023.
10.24	Amendment No. 2 to Loan and Security Agreement (GBC). Incorporated by reference to Exhibit 10.1 on Form 8-K filed on February 1, 2024.
10.25#	Form of Separation and Release Agreement (Charles Scheiwe). Incorporated by reference to Exhibit 10.1 on Form 8-K filed on February 23, 2024.
10.26	Form of Consulting Agreement (Charles Scheiwe). Incorporated by reference to Exhibit 10.2 on Form 8-K filed on February 23, 2024.
10.27#	Employment Agreement (Kevin S. Royal). Incorporated by reference to Exhibit 10.3 on Form 8-K filed on February 23, 2024.
10.28	Waiver Agreement dated May 8, 2024. Incorporated by reference to Exhibit 10.5 on Form 10-Q filed on May 13, 2024.
10.29	Amendment No. 3 to Loan and Security Agreement (GBC). Incorporated by reference to Exhibit 10.1 on Form 8-K filed on August 14, 2024.
10.30*	Waiver to Loan and Security Agreement dated August 30, 2024.
10.31*	Waiver to Loan and Security Agreement dated January 17, 2025.
10.32	Amendment No. 4 to Loan and Security Agreement (GBC). Incorporated by reference to Exhibit 10.1 on Form 8-K filed on January 28, 2025.
14.1	Code of Business Conduct and Ethics. Incorporated by reference to Exhibit 99.4 on Form 8-K filed with the SEC on July 2, 2019.
19.1*	Insider Trading Compliance Program Policy.
21.1	Subsidiaries. Incorporated by reference to Exhibit 21.1 on Form 8-K filed with the SEC on June 18, 2012.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.
31.2*	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.
32.1*	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.
32.2*	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.
97.1*	Policy for the Recovery of Erroneously Awarded Compensation
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File, formatted in Inline XBRL (included as Exhibit 101).

*	Filed herewith.
#	Indicates management contract or compensatory plan or arrangement.

ITEM 16 – FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Flux Power Holdings, Inc.

Dated: January 29, 2025	By:	/s/ Ronald F. Dutt
Ronald F. Dutt
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Kevin S. Royal
Kevin S. Royal
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald F. Dutt	Director, Chief Executive Officer,	January 29, 2025
Ronald F. Dutt	President and Director (Principal Executive Officer)

/s/ Kevin S. Royal	Chief Financial Officer	January 29, 2025
Kevin S. Royal	(Principal Financial Officer)

/s/ Michael Johnson	Director	January 29, 2025
Michael Johnson

/s/ Mark Leposky	Director	January 29, 2025
Mark Leposky

/s/ Lisa Walters-Hoffert	Director	January 29, 2025
Lisa Walters-Hoffert

/s/ Dale Robinette	Director	January 29, 2025
Dale Robinette

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Flux Power Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Flux Power Holdings, Inc. (the “Company”) as of June 30, 2024, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity, and cash flows, for each of the three years in the period ended June 30, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Previously Issued Financial Statements

As discussed in Note 2 to the consolidated financial statements, the Company has restated prior year consolidated financial statements to correct misstatements.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company’s current liquidity position and projected cash needs raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis for Opinion

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

San Diego, California

January 29, 2025

FLUX POWER HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,	June 30,
	2024	2023	2022
		Restated	Restated
ASSETS

Current assets:
Cash	$643,000	$2,379,000	$485,000
Accounts receivable, net of allowance for credit losses of $55,000, $0 and $0 at June 30, 2024, 2023 and 2022, respectively	9,773,000	8,800,000	8,609,000
Inventories, net	16,977,000	16,158,000	14,440,000
Other current assets	945,000	918,000	1,261,000
Total current assets	28,338,000	28,255,000	24,795,000

Right of use asset	2,096,000	2,854,000	2,597,000
Property, plant and equipment, net	1,749,000	1,789,000	1,578,000
Other assets	118,000	120,000	89,000

Total assets	$32,301,000	$33,018,000	$29,059,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$11,395,000	$9,872,000	$6,645,000
Accrued expenses	3,926,000	3,181,000	2,209,000
Line of credit	13,834,000	9,912,000	4,889,000
Deferred revenue	485,000	131,000	163,000
Customer deposits	18,000	82,000	175,000
Finance leases payable, current portion	156,000	143,000	-
Office leases payable, current portion	734,000	644,000	504,000
Accrued interest	126,000	2,000	1,000
Total current liabilities	30,674,000	23,967,000	14,586,000

Long term liabilities:
Finance leases payable, less current portion	112,000	273,000	-
Office leases payable, less current portion	1,321,000	2,055,000	2,361,000

Total liabilities	32,107,000	26,295,000	16,947,000

Stockholders’ equity:
Preferred stock, $0.001 par value; 500,000 shares authorized; none issued and outstanding	-	-	-
Common stock, $0.001 par value; 30,000,000 shares authorized; 16,682,465, 16,462,215 and 15,996,658 shares issued and outstanding at June 30, 2024, 2023 and 2022, respectively	17,000	16,000	16,000
Additional paid-in capital	99,889,000	98,086,000	95,732,000
Accumulated deficit	(99,712,000)	(91,379,000)	(83,636,000)
Total stockholders’ equity	194,000	6,723,000	12,112,000
Total liabilities and stockholders’ equity	$32,301,000	$33,018,000	$29,059,000

The accompanying notes are an integral part of these consolidated financial statements.

FLUX POWER HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended June 30,
	2024	2023	2022
		Restated	Restated
Revenues	$60,824,000	$66,488,000	$42,333,000
Cost of sales	43,591,000	50,598,000	36,726,000

Gross profit	17,233,000	15,890,000	5,607,000

Operating expenses:
Selling and administrative	18,932,000	17,620,000	15,515,000
Research and development	4,916,000	4,682,000	6,313,000
Total operating expenses	23,848,000	22,302,000	21,828,000

Operating loss	(6,615,000)	(6,412,000)	(16,221,000)

Other income (expense):
Other income	-	8,000	-
Interest income (expense), net	(1,718,000)	(1,339,000)	(252,000)

Net loss	$(8,333,000)	$(7,743,000)	$(16,473,000)

Net loss per share - basic and diluted	$(0.50)	$(0.48)	$(1.07)

Weighted average number of common shares outstanding - basic and diluted	16,548,533	16,055,256	15,439,530

The accompanying notes are an integral part of these consolidated financial statements.

FLUX POWER HOLDING, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
	Shares	Capital Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, as restated, at June 30, 2023	16,462,215	$16,000	$98,086,000	$(91,379,000)	$6,723,000
Issuance of common stock — exercised options and RSU settlements	182,707	1,000	35,000	-	36,000
Issuance of common stock – ESPP	37,543	-	105,000	-	105,000
Fair value of warrants issued	-	-	92,000	-	92,000
Stock-based compensation	-	-	1,571,000	-	1,571,000
Net loss	-	-	-	(8,333,000)	(8,333,000)
Balance at June 30, 2024	16,682,465	$17,000	$99,889,000	$(99,712,000)	$194,000

	Common Stock
	Shares	Capital Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, as restated, at June 30, 2022	15,996,658	$16,000	$95,732,000	$(83,636,000)	$12,112,000
Issuance of common stock — public offering, net of costs	355,309	-	1,556,000	-	1,556,000
Issuance of common stock - exercised options and RSU settlement	110,248	-	-	-	-
Stock-based compensation	-	-	798,000	-	798,000
Net loss	-	-	-	(7,743,000)	(7,743,000)
Balance as restated, at June 30, 2023	16,462,215	$16,000	$98,086,000	$(91,379,000)	$6,723,000

	Common Stock
	Shares	Capital Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, as restated, at June 30, 2021*	13,652,164	$14,000	$79,197,000	$(67,163,000)	$12,048,000
Issuance of common stock and warrants - registered direct offering, net of costs	2,142,860	2,000	13,969,000	-	13,971,000
Issuance of common stock — public offering, net of costs	190,782	-	1,602,000	-	1,602,000
Issuance of common stock - exercised options and RSU settlement	10,852	-	-	-	-
Fair value of warrants issued	-		253,000		253,000
Stock-based compensation	-	-	711,000	-	711,000
Net loss	-	-	-	(16,473,000)	(16,473,000)
Balance, as restated, at June 30, 2022	15,996,658	$16,000	$95,732,000	$(83,636,000)	$12,112,000

*	June 30, 2021 total shareholders’ equity, as restated, reflects the impact of restatement adjustments related to periods prior to the year ended June 30, 2022. The impact of restatement is a decrease of $958,000 to accumulated deficit at June 30, 2021.

The accompanying notes are an integral part of these consolidated financial statements.

FLUX POWER HOLDING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended June 30,
	2024	2023	2022
		Restated	Restated
Cash flows from operating activities:
Net loss	$(8,333,000)	$(7,743,000)	$(16,473,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,045,000	899,000	575,000
Stock-based compensation	1,571,000	798,000	711,000
Amortization of debt issuance costs	230,000	482,000	–
Non-cash lease expense	606,000	512,000	438,000
Inventory write downs	490,000	690,000	665,000
Changes in operating assets and liabilities:
Accounts receivable	(973,000)	(191,000)	(2,512,000)
Inventories	(1,309,000)	(2,408,000)	(5,550,000)
Other assets	(163,000)	(170,000)	(549,000)
Accounts payable	1,523,000	3,227,000	(530,000)
Accrued expenses	745,000	972,000	(374,000)
Accrued interest	124,000	(32,000)	139,000
Office leases payable	(644,000)	1,000	(1,000)
Deferred revenue	354,000	(518,000)	(436,000)
Customer deposits	(64,000)	(93,000)	4,000
Net cash used in operating activities	(4,798,000)	(3,574,000)	(23,893,000)

Cash flows from investing activities:
Purchases of equipment	(853,000)	(1,032,000)	(797,000)
Proceeds from sale of fixed assets	-	8,000	-
Net cash used in investing activities	(853,000)	(1,024,000)	(797,000)

Cash flows from financing activities:
Proceeds from the issuance of common stock in registered direct offering, net of offering costs	-	-	13,971,000
Proceeds from the issuance of common stock in public offering, net of offering costs	-	1,556,000	1,602,000
Proceeds from stock option exercises and employee stock purchase plan exercises	141,000	-	-
Proceeds from revolving line of credit	67,209,000	63,400,000	8,450,000
Payment of revolving line of credit	(63,287,000)	(58,377,000)	(3,561,000)
Payment of finance leases	(148,000)	(87,000)	–
Net cash provided by financing activities	3,915,000	6,492,000	20,462,000

Net change in cash	(1,736,000)	1,894,000	(4,228,000)
Cash, beginning of period	2,379,000	485,000	4,713,000

Cash, end of period	$643,000	$2,379,000	$485,000

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Initial right of use asset recognition	$-	$855,000	$-
Common stock issued for vested RSUs	$538,000	$417,000	$21,000
Warrants issued in connection with borrowing agreements, recorded as debt issuance cost	$92,000	$-	$253,000

Supplemental cash flow information:
Interest paid	$1,409,000	$1,127,000	$151,000

The accompanying notes are an integral part of these consolidated financial statements.

FLUX POWER HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 and JUNE 30, 2023

NOTE 1 – NATURE OF BUSINESS

Nature of Business

Flux Power Holdings, Inc. (“Flux”) was incorporated in 2008 in the State of Nevada, and Flux’s operations are conducted through its wholly owned subsidiary, Flux Power, Inc. (“Flux Power”), a California corporation (collectively, the “Company”).

The Company designs, develops, manufactures, and sells a portfolio of advanced lithium-ion energy storage solutions for electrification of a range of industrial commercial sectors which include material handling, airport ground support equipment (“GSE”), and stationary energy storage. The Company believes its mobile and stationary energy storage solutions provide customers with a reliable, high performing, cost effective, and more environmentally friendly alternative as compared to traditional lead acid and propane-based solutions. The Company’s modular and scalable design allows different configurations of lithium-ion energy storage solutions to be paired with our proprietary wireless battery management system to provide the level of energy storage required and “state of the art” real time monitoring of pack performance. The Company believes that the increasing demand for lithium-ion energy storage solutions and more environmentally friendly energy storage solutions in the material handling sector should continue to drive revenue growth.

NOTE 2 – Restatement of Previously Issued Financial Statements

In connection with the preparation of its consolidated financial statements as of and for the year ended June 30, 2024, the Company identified multiple prior-period misstatements. In accordance with Staff Accounting Bulletins No. 99 (“SAB No. 99”) Topic 1.M, “Materiality” and SAB No. 99 Topic 1.N “Considering the Effects of Misstatements when Quantifying Misstatements in the Current Year Financial Statements,” the Company assessed the materiality of these misstatements to its previously issued consolidated financial statements. Based upon the Company’s evaluation of both quantitative and qualitative factors, the Company concluded the misstatements were material to the Company’s previously issued consolidated financial statements for the fiscal years ended June 30, 2023 and 2022. Accordingly, the Company is restating its previously issued audited consolidated financial statements and related notes as of and for the fiscal years ended June 30, 2023 and 2022. See Note 15 – Restatement of Previously Issued Financial Statements for the effects of the restatement as of and for the fiscal years ended June 30, 2023 and 2022 and the restated amounts reflected within Note 4 – Inventories, Note 11 – Income Taxes and Note 12 – Concentrations. See Note 16 – Quarterly Financial Summary (Unaudited) for the effects of the restatement on the interim periods within the fiscal years ended June 30, 2024, 2023 and 2022

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company’s significant accounting policies which have been consistently applied in the preparation of the accompanying consolidated financial statements follows:

Principles of Consolidation

The consolidated financial statements include Flux Power Holdings, Inc. and its wholly-owned subsidiary Flux Power, Inc. after elimination of all intercompany accounts and transactions.

Liquidity and Financial Condition

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, substantial doubt about the Company’s ability to continue as a going concern exists.

Historically, the Company’s revenues and operating cash flows have not been sufficient to sustain its operations and the Company has relied on debt and equity financing for additional funds. The Company has incurred an accumulated deficit of $99.7 million through June 30, 2024, and for the year ended June 30, 2024 generated negative cash flows from operations of $4.8 million and incurred a net loss of $8.3 million. As of December 31, 2024, the Company had a cash balance of $1.0 million, $6.3 million available funding under the Gibraltar Business Capital (“GBC”) Credit Facility, and $1.0 million available for future draws under the Subordinated LOC.

In addition, the Company’s operations have been impacted by delays in new orders of its energy storage solutions due to corresponding deferrals of new forklift purchases mainly caused by lower capital spending in the market sector that the Company serves and interest rate variability affecting selected large customer fleets which have impacted the Company’s ability to meet projected revenue targets and generate cash from operations.

Management has evaluated the Company’s expected cash requirements, including investments in additional sales and marketing and research and development, capital expenditures and working capital requirements, and believes the Company’s existing cash and funding available under the GBC Credit Facility and the Subordinated LOC, along with the forecasted gross margin, will not be sufficient to meet the Company’s anticipated capital resources to fund planned operations for the next twelve months following the filing date of this Annual Report on Form 10-K.

Management is evaluating strategies to improve profitability of operations and to obtain additional funding. These steps include actual and planned price increases for our energy storage solutions, a number of cost saving initiatives including product cost efficiencies and planned operating cost savings. Based on the Company’s existing backlog and customer orders, management anticipates increased revenues, together with the improvements in its gross margin will move it closer to profitability. The planned gross margin improvement tasks include, but are not limited to, a plan to drive bill of material costs down while increasing price of our products for new orders. We also continue to execute our cost reduction, sourcing, and pricing recovery initiatives in efforts to increase our gross margins and improve cash flow from operations. Unforeseen factors in the general economy beyond management’s control could potentially have negative impact on the planned gross margin improvement plan. Management is continuing to evaluate other sources of capital to fund its operations and growth. However, there can be no assurance that the Company will be able to realize the plans for improved operations or access necessary additional financing when needed to provide sufficient liquidity to continue its operations over the next twelve months. If such liquidity is not available when required, management will be required to curtail investments in new product development, which may have a material adverse effect on future cash flows and results of operations and the Company’s ability to continue operating as a going concern.

The accompanying consolidated financial statements do not include any adjustments that would be necessary should the Company be unable to continue as a going concern and, therefore, be required to liquidate its assets and discharge its liabilities in other than the normal course of business and at amounts that may differ from those reflected in the accompanying consolidated financial statements.

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

Cash and Cash Equivalents

As of June 30, 2024, 2023 and 2022, cash was approximately $0.6 million, $2.4 million and $0.5 million, respectively. Cash consisted of funds held in a non-interest-bearing bank deposit account. The Company considers all liquid short-term investments with maturities of less than three months when acquired to be cash equivalents. The Company had no cash equivalents at June 30, 2024, 2023 and 2022.

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

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. The Company has not experienced significant issues related to the collection of its accounts receivable. As of June 30, 2024, the company has an allowance for credit losses of $55,000. The company did not record an allowance for credit losses during the years ended June 30, 2023 and 2022.

Inventories

Inventories consist primarily of battery management systems and the related subcomponents and are stated at the lower of cost (first-in, first-out) or net realizable value. The Company evaluates inventories to determine if write-downs are necessary due to obsolescence or if the inventory levels are in excess of anticipated demand at market value based on consideration of historical sales and product development plans. The Company recorded an adjustment related to obsolete inventory in the amount of approximately $490,000, $690,000 and $665,000 during the years ended June 30, 2024, 2023 (as restated) and 2022 (as restated), respectively.

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

Revenue Recognition

The Company recognizes revenue in accordance to the ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) for all contracts. The Company derives its revenue from the sale of products to customers. The Company sells its products primarily through a distribution network of equipment dealers, OEMs and battery distributors in primarily North America. The Company recognizes revenue for the products when all significant risks and rewards have been transferred to the customer, there is no continuing managerial involvement associated with ownership of the goods sold is retained, no effective control over the goods sold is retained, the amount of revenue can be measured reliably, it is probable that the economic benefits associated with the transactions will flow to the Company and the costs incurred or to be incurred with respect to the transaction can be measured reliably.

Product revenue is recognized as a distinct single performance obligation which for the Company’s three major customers represents the point in time that they receive delivery of the products, and for all other customers represents the point in time that the Company ships the products. Our customers do have a right to return product but our returns have historically been minimal.

Product Warranties

The Company evaluates its exposure to product warranty obligations based on historical experience. Our products, primarily lift equipment packs, are warrantied for five years unless modified by a separate agreement. As of June 30, 2024, 2023 and 2022, the Company carried warranty liability of approximately $3,018,000, $1,600,000 and $1,012,000, respectively, which is included in accrued expenses on the Company’s consolidated balance sheets.

Impairment of Long-lived Assets

In accordance with authoritative guidance for the impairment or disposal of long-lived assets, if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through the undiscounted future operating cash flows.

If impairment is indicated, the Company measures the amount of such impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset. The Company believes that no impairment indicators were present, and accordingly no impairment losses were recognized during the fiscal years ended June 30, 2024, 2023 and 2022.

Research and Development

The Company is actively engaged in new product development efforts. Research and development costs relating to possible future products are expensed as incurred.

Income Taxes

Pursuant to FASB ASC Topic No. 740, Income Taxes, deferred tax assets or liabilities are recorded to reflect the future tax consequences of temporary differences between the financial reporting basis of assets and liabilities and their tax basis at each year-end. These amounts are adjusted, as appropriate, to reflect enacted changes in tax rates expected to be in effect when the temporary differences reverse. The Company has analyzed filing positions in all of the federal and state jurisdictions where the Company is required to file income tax returns, as well as all open tax years in these jurisdictions. As a result, no unrecognized tax benefits have been identified as of June 30, 2024, 2023 or 2022 and, accordingly, no additional tax liabilities have been recorded.

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

For the fiscal years ended June 30, 2024, 2023 and 2022, basic and diluted weighted-average common shares outstanding were 16,548,533, 16,055,256 and 15,439,530, respectively. The Company incurred a net loss for the fiscal years ended June 30, 2024, 2023 and 2022, and therefore, basic and diluted loss per share for each fiscal year were the same because potential common share equivalents would have been anti-dilutive. The potentially dilutive common shares outstanding at June 30, 2024, 2023 and 2022 that were excluded from diluted weighted-average common shares outstanding represent shares underlying outstanding stock options, RSUs and warrants, as follows:

	Year ended June 30,
	2024	2023	2022
Stock options	1,605,060	973,400	503,433
RSUs	114,666	193,749	304,221
Warrants	1,413,110	1,455,119	1,455,119
	3,132,836	2,622,268	2,262,773

Adopted Accounting Pronouncements

The Company did not adopt any new accounting pronouncements during the year ended June 30, 2024.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires more detailed income tax disclosures. The guidance requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The standard is effective for our fiscal year ending June 30, 2026, with early adoption permitted. The Company is evaluating the disclosure requirements related to the new standard.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The standard is effective annually for our fiscal year ending June 30, 2025 and interim periods thereafter. Early adoption is permitted. The Company is evaluating the disclosure requirements related to the new standard.

NOTE 4 – INVENTORIES

Inventories consist of the following:

	June 30,
	2024	2023	2022
		Restated	Restated
Raw materials	$12,850,000	$11,507,000	$11,495,000
Work in process	474,000	1,277,000	927,000
Finished goods	3,653,000	3,374,000	2,018,000
	$16,977,000	$16,158,000	$14,440,000

Inventories consist primarily of our energy storage systems and the related subcomponents, and are stated at the lower of cost or net realizable value.

NOTE 5 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	June 30,
	2024	2023	2022
Prepaid insurance	$419,000	$573,000	$478,000
Prepaid expenses	181,000	202,000	343,000
Other	345,000	143,000	440,000
	$945,000	$918,000	$1,261,000

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30,
	2024	2023	2022
Payroll and bonus accrual	$471,000	$1,157,000	$767,000
PTO accrual	437,000	412,000	430,000
Warranty liability	3,018,000	1,600,000	1,012,000
Other	-	12,000	-
	$3,926,000	$3,181,000	$2,209,000

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	June 30,
	2024	2023	2022
Machinery and equipment	$1,352,000	$1,169,000	$808,000
Office equipment	2,690,000	2,153,000	1,574,000
Furniture and equipment	274,000	273,000	256,000
Vehicles	-	-	20,000
Leasehold improvements	148,000	81,000	56,000
CIP	106,000	43,000	-
Property, plant and equipment, gross	4,570,000	3,719,000	2,714,000
Less: accumulated depreciation	(2,821,000)	(1,930,000)	(1,136,000)
	$1,749,000	$1,789,000	$1,578,000

Depreciation expense was approximately $1,045,000, $899,000 and $575,000, for the fiscal years ended June 30, 2024, 2023 and 2022, respectively, and is included in selling and administrative expenses in the accompanying consolidated statements of operations.

NOTE 8 – NOTES PAYABLE

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

On January 30, 2024, the Company entered into the Second Amendment to Loan and Security Agreement (the “Second Amendment”) with GBC, which amended certain terms of the Loan and Security Agreement dated July 28, 2023, including but not limited to, (i) increasing the commitment amount from $15.0 million to $16.0 million, (ii) adding an additional non-refundable closing fee in the amount of $7,500 in cash for the increase in the commitment amount to $16 million, (iii) amending the definition of “Eligible Accounts;” and (iv) amending the EBITDA Minimum financial covenant of the Company. In consideration for the Second Amendment, the Company agreed to pay GBC a non-refundable amendment fee of $10,000 in cash, in addition to the $7,500 non-refundable closing fee paid.

The loans and other obligations of the Company under the GBC Credit Facility are secured by substantially all of the tangible and intangible assets of the Company (including, without limitation, intellectual property) pursuant to the terms of the Agreement and the Intellectual Property Security Agreement entered into by and among the Company and GBC on July 28, 2023. During the year ended June 30, 2024, the Company had multiple drawdowns under the GBC Credit Facility totaling $65.8 million, inclusive of the full repayment of the SVB Credit Facility, and made multiple repayments totaling $52.0 million. As of June 30, 2024, the outstanding balance under the GBC Credit Facility was approximately $13.8 million, with up to $2.2 million available for future borrowings, subject to borrowing base limitations.

In April 2024, the Company notified GBC of a certain event of default with respect to the Company’s anticipated failure to maintain the EBITDA covenant for the trailing three (3) month period ended April 30, 2024, or Default. On May 8, 2024, the Company received a Waiver, which waived the Default, subject to satisfaction of the following conditions: (i) receipt of a counterpart of the Waiver duly executed by the Company; (ii) receipt of the waiver fee of $20,000; (iii) receipt of the representations and warranties from the Company that after giving effect to the Waiver, the representations and warranties contained in the Agreement, the Waiver and the other Loan Documents shall be true and correct; and (iv) after giving effect to the Waiver, no additional event of default shall have occurred and be continuing on and as of the effective date of the Waiver.

On May 31, 2024, the Company entered into the Third Amendment to Loan and Security Agreement (the “Third Amendment”) with GBC which amended certain terms of the Loan and Security Agreement dated July 28, 2023, including but not limited to amending the EBITDA Minimum financial covenant of the Company. In consideration for the Third Amendment, the Company agreed to pay GBC a non-refundable amendment fee of $50,000 in cash.

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

During the year ended June 30, 2024, the Company had multiple Revolving LOC drawdowns totaling $1.4 million and multiple Revolving LOC payments totaling $11.3 million inclusive of the final repayment of the LOC in full.

NOTE 9 – RELATED PARTY DEBT AGREEMENTS

At June 30, 2024,2023 and 2022, the Company had no related party debt balance outstanding. Below are the activities for the Company’s related party debt agreements that existed during the years ended June 30, 2024, 2023 and 2022.

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

As consideration of the Lender’s commitment to provide the Advances to the Company, the Company issued the Lender warrants to purchase 41,196 shares of common stock (the “Warrants”) which rights are represented by a warrant certificate (“Warrant Certificate”). Subject to certain ownership limitations, the Warrants are exercisable immediately from the date of issuance, expire on the five (5) year anniversary of the date of issuance and have an exercise price of $3.24 per share. The exercise price of the Warrants is subject to certain adjustments, including stock dividends, stock splits, combinations and reclassifications of the common stock. In the event of a Triggering Event (as defined in the Warrant Certificate), the holder of the Warrants will be entitled to exercise the Warrants and receive the same amount and kind of securities, cash or property as such holder would have been entitled to receive upon the occurrence of such Triggering Event if such holder had exercised the rights represented by the Warrant Certificate immediately prior to the Triggering Event. Additionally, upon the holder’s request, the continuing or surviving corporation as a result of such Triggering Event will issue to such holder a new warrant of like tenor evidencing the right to purchase the adjusted amount of securities, cash or property and the adjusted warrant price. (See Note 10 – Stockholders’ Equity).

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

NOTE 10 – STOCKHOLDERS’ EQUITY

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

The securities sold in the RDO were sold pursuant to a “shelf” registration statement on Form S-3 (File No. 333-249521), including a base prospectus, previously filed with the Securities and Exchange Commission (the “SEC”) on October 16, 2020 and declared effective by the SEC on October 26, 2020. The registered direct offering of the securities was made by means of a prospectus supplement dated September 22, 2021 and filed with the SEC, that forms a part of the effective registration statement. The “shelf” registration statement expired on October 26, 2023.

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

Warrant detail for the year ended June 30, 2024 is reflected below:

	Number of Warrants	Weighted Average Exercise Price Per Warrant	Weighted Average Remaining Contract Term (# years)
Warrants outstanding and exercisable at June 30, 2023	1,455,119	$6.10
Warrants issued	41,196	3.24
Warrants exercised	-	-
Warrants forfeited and cancelled	(83,205)	4.00
Warrants outstanding and exercisable at June 30, 2024	1,413,110	6.14	2.48

Warrant detail for the year ended June 30, 2023 is reflected below:

	Number of Warrants	Weighted Average Exercise Price Per Warrant	Weighted Average Remaining Contract Term (# years)
Warrants outstanding and exercisable at June 30, 2022	1,455,119	$6.10
Warrants issued	-	-
Warrants outstanding and exercisable at June 30, 2023	1,455,119	6.10	3.17

Warrant detail for the year ended June 30, 2022 is reflected below:

	Number of Warrants	Weighted Average Exercise Price Per Warrant	Weighted Average Remaining Contract Term (# years)
Warrants outstanding and exercisable at June 30, 2021	214,883	$4.49
Warrants issued	1,240,236	6.38
Warrants outstanding and exercisable at June 30, 2022	1,455,119	6.10	4.17

The Company uses the Black-Scholes valuation model to calculate the fair value of warrants. The fair value of warrants was measured at the issuance date using the assumptions in the table below:

	Year ended June 30,
	2024	2023(1)	2022
Expected volatility	83.70%		82.45%
Risk free interest rate	4.65%		2.89%
Dividend yield	-%		-%
Expected term (years)	5.00		5.00

(1)	No warrants were issued during the year ended June 30, 2023.

Equity Award Plans

In connection with the reverse acquisition of Flux Power, Inc. in 2012, the Company assumed the 2010 Plan. As of June 30, 2024, there weren’t any options to purchase common stock outstanding under the 2010 Plan. No additional options may be granted under the 2010 Plan.

On February 17, 2015, the Company’s stockholders approved the 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan offers certain employees, directors, and consultants the opportunity to acquire the Company’s common stock subject to vesting requirements and serves to encourage such persons to remain employed by the Company and to attract new employees. The 2014 Plan allows for the award of the Company’s common stock and stock options, up to 1,000,000 shares of the Company’s common stock. As of June 30, 2024, 89,922 shares of the Company’s common stock were available for future grants under the 2014 Plan.

On April 29, 2021, the Company’s stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan authorizes the issuance of awards for up to 2,000,000 shares of common stock in the form of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock units, restricted stock awards and unrestricted stock awards to officers, directors and employees of, and consultants and advisors to, the Company or its affiliates. As of June 30, 2024, 777,551 shares of the Company’s common stock were available for future grants under the 2021 Plan.

On October 31, 2022, the Board of Directors authorized a total of 624,441 stock options to be granted under the Company’s 2014 Plan and 2021 Plan.

Stock Options

Activity in stock options during the year ended June 30, 2024 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)	Aggregate intrinsic Value	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2023	973,400	$6.44
Granted	1,034,204	3.45			$2.24
Exercised	(100,104)	3.40		$97,593
Forfeited and cancelled	(302,440)	5.66
Outstanding at June 30, 2024	1,605,060	4.85	7.96	–
Exercisable at June 30, 2024	426,363	8.72	4.92	–

Activity in stock options during the year ended June 30, 2023 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)	Aggregate intrinsic Value	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2022	503,433	$11.03
Granted	624,441	3.43			$2.88
Exercised	(22,500)	4.60		$2,700
Forfeited and cancelled	(131,974)	10.03
Outstanding at June 30, 2023	973,400	6.44	7.40
Exercisable at June 30, 2023	398,922	10.77	4.61

Activity in stock options during the year ended June 30, 2022 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)	Aggregate intrinsic Value
Outstanding at June 30, 2021	531,205	$11.02
Exercised	(3,400)	4.65		$15,752
Forfeited and cancelled	(24,372)	11.65
Outstanding and exercisable at June 30, 2022	503,433	11.03	5.66

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. The fair value of stock options was measured at the grant date using the assumptions (annualized percentages) in the table below:

	Year ended June 30,
	2024	2023	2022(1)
Expected volatility	80.06%	90.12%
Risk free interest rate	4.86	4.21
Forfeiture rate	20.00	20.00
Dividend yield	–	–
Expected term (years)	6.00	6.25

(1)	No stock options were granted during the year ended June 30, 2022.

Restricted Stock Units

On November 5, 2020, the Company’s Board of Directors approved an amendment to the 2014 Plan, to allow for grants of Restricted Stock Units (“RSUs”). Subject to vesting requirements set forth in the RSU Award Agreement, one share of common stock is issuable for one vested RSU. On April 29, 2021, a total of 18,312 time-based RSUs were authorized by the Company’s Board of Directors to be granted under the amended 2014 Option Plan. On October 29, 2021, the Board of Directors authorized the following RSUs to be granted under the amended 2014 Option Plan: (i) a total of 97,828 RSUs to certain executive officers of which 48,914 were performance-based RSUs and 48,914 were time-based RSUs, and (ii) a total of 81,786 time-based RSUs to certain other key employees. The RSUs are subject to the terms and conditions provided in (i) the Restricted Stock Unit Award Agreement for time-based awards (“Time-based Award Agreement”), and (ii) the Performance Restricted Stock Unit Award Agreement for performance-based awards (“Performance-based Award Agreement”). Under the amended 2014 Option Plan and 2021 Plan, a total of 68,228 and 57,532 of time-based RSUs were authorized on April 18, 2024 and April 20, 2023, respectively, by the Company’s Board of Directors to be granted to the Company’s four non-executive directors.

Activity in RSUs during the year ended June 30, 2024 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2023	193,749	$6.09
Granted	68,228	4.25
Vested and settled	(136,956)	5.55
Forfeited and cancelled	(10,355)	6.91
Outstanding at June 30, 2024	114,666	5.56	0.61

Activity in RSUs during the year ended June 30, 2023 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2022	304,221	$6.06
Granted	72,566	3.44
Vested and settled	(109,676)	3.77
Forfeited and cancelled	(73,362)	6.80
Outstanding at June 30, 2023	193,749	6.09	0.98

Activity in RSUs during the year ended June 30, 2022 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2021	131,652	$9.25
Granted	250,786	4.82
Vested and settled	(9,156)	11.56
Forfeited and cancelled	(69,061)	6.93
Outstanding at June 30, 2022	304,221	6.06	1.82

Employee Stock Purchase Plan

On March 6, 2023, the Company’s Board of Directors approved the 2023 Employee Stock Purchase Plan (the “2023 ESPP”), which subsequently was approved by the Company’s stockholders on April 20, 2023. The 2023 ESPP enables eligible employees of the Company and certain of its subsidiaries (a “Participating Subsidiary”) to use payroll deductions to purchase shares of the Company’s Common Stock and acquire an ownership interest in the Company. The maximum aggregate number of shares of the Company’s Common Stock that have been reserved as authorized for the grant of options under the 2023 ESPP is 350,000 shares, subject to adjustment as provided for in the 2023 ESPP. Participation in the 2023 ESPP is voluntary and is limited to eligible employees (as such term is defined in the 2023 ESPP) of the Company or a Participating Subsidiary who (i) has been employed by the Company or a Participating Subsidiary for at least 90 days and (ii) is customarily employed for at least twenty (20) hours per week and more than five (5) months in any calendar year. Each eligible employee may authorize payroll deductions of 1-15% of the eligible employee’s compensation on each pay day to be used to purchase up to 1,500 shares of Common Stock for the employee’s account occurring during an offering period. The 2023 ESPP has a term of ten (10) years commencing on April 20, 2023, the date of approval by the Company’s stockholders, unless otherwise earlier terminated.

On March 28, 2024, participants in the 2023 ESPP purchased an aggregate total of 37,543 shares of common stock at a price equal to 85% of $3.30, which was the closing price of the Company’s common stock on the offering date pursuant to the provisions of the 2023 ESPP.

At June 30, 2024, 312,457 shares of the Company’s common stock were available for future grants under the 2023 ESPP.

Stock-based Compensation

Stock-based compensation expense for the fiscal years ended June 30, 2024 and 2023 represents the estimated fair value of stock options, RSUs and ESPP offerings at the time of grant amortized under the straight-line method over the expected vesting period and reduced for estimated forfeitures of options and RSUs. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from original estimates. At June 30, 2024, the aggregate intrinsic value of the outstanding options and the exercisable options were zero and zero, respectively.

The following table summarizes stock-based compensation expense for employee and non-employee option and RSU grants:

	Year ended June 30,
	2024	2023	2022
Research and development	$1,335,000	$173,000	$144,000
Selling and administrative	236,000	625,000	567,000
Total stock-based compensation expense	$1,571,000	$798,000	$711,000

At June 30, 2024, the unamortized stock-based compensation expense relating to outstanding stock options and RSUs was approximately $2,282,000 and $319,000, respectively, and these amounts are expected to be expensed over the weighted-average remaining recognition period of 1.60 years and 0.44 years, respectively.

NOTE 11 – INCOME TAXES

Pursuant to the provisions of FASB ASC Topic No. 740 Income Taxes (“ASC 740”), deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss and tax credit carryforwards. A valuation allowance of approximately $26,483,000, $24,696,000 and $23,461,000 has been established to offset the net deferred tax assets as of June 30, 2024, 2023 and 2022, respectively, due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets.

The Company is subject to taxation in the United States, California and Georgia. The Company’s tax years from 2010 and forward are subject to examination by the United States and state taxing authorities due to the carry forward of unutilized net operating losses and research and development credits, as applicable.

The Company has incurred losses since inception. A current state income tax provision of $3,000 has been recorded for state minimum and net worth taxes. Significant components of the Company’s net deferred tax assets and liabilities are shown in the table below.

	Year ended June 30,
	2024	2023	2022
		Restated	Restated
Deferred tax assets:
Net operating loss carryforwards	$21,553,000	$20,941,000	$20,780,000
Research and development credit carryforward	27,000	27,000	27,000
Capitalized research and development expenses	1,987,000	1,320,000	–
Stock compensation	638,000	971,000	1,636,000
Disallowed interest expense	431,000	–	–
Lease liability	567,000	736,000	802,000
Other, net	1,785,000	1,366,000	943,000
Gross deferred tax assets	26,988,000	25,361,000	24,188,000
Less valuation allowance	(26,483,000)	(24,696,000)	(23,461,000)
Total deferred tax assets	505,000	665,000	727,000

Deferred tax liabilities:
Right of use asset	(505,000)	(665,000)	(727,000)
Total deferred tax liabilities	(505,000)	(665,000)	(727,000)
Total net deferred tax liabilities	$–	$–	$–

At June 30, 2024, the Company had unused net operating loss (“NOL”) carryovers of approximately $74,816,000 and $84,522,000 that are available to offset future federal and state taxable income, respectively. Federal NOL carryforwards arising after 2017 of approximately $42,408,000 do not expire. Federal NOL carryforwards arising before 2018 of approximately $22,408,000 and all of the state NOL carryforward begin to expire in 2030.

The provision for income taxes on earnings subject to income taxes differs from the statutory federal rate at June 30, 2024 and 2023, due to the following:

	Year ended June 30,
	2024	2023	2022
		Restated	Restated
Federal income taxes at 21%	$(1,749,000)	$(1,625,000)	$(3,459,000)
State income taxes, net	(546,000)	(485,000)	(1,151,000)
Permanent differences and other	241,000	152,000	102,000
Other true ups	270,000	725,000	(113,000)
Change in valuation allowance	1,787,000	1,235,000	4,621,000
Provision for income taxes	$3,000	$2,000	$-

Internal Revenue Code Sections 382 limits the use of our net operating loss carryforwards if there has been a cumulative change in ownership of more than 50% within a three-year period. The Company has not yet completed a Section 382 net operating loss analysis. If such analysis determines there is a limitation on the use on net operating loss carryforwards to offset future taxable income, the recorded deferred tax asset relating to such net operating loss carryforwards will be reduced. However, as the Company has recorded a full valuation allowance against its net deferred tax assets, there would be no impact on the Company’s consolidated financial statements as of June 30, 2024, 2023 and 2022.

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

In accordance with ASC 740, there are no unrecognized tax benefits as of June 30, 2024, 2023 or 2022.

NOTE 12 – CONCENTRATIONS

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and unsecured trade accounts receivable. The Company maintains cash balances in non-interest-bearing bank deposit accounts at a California commercial bank. The Company’s cash balance at this institution is secured by the Federal Deposit Insurance Corporation up to $250,000. As of June 30, 2024, 2023 and 2022, cash was approximately $643,000, $2.4 million and $485,000, respectively.

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

Customer Concentrations

During the year ended June 30, 2024, the Company had three (3) major customers that each represented more than 10% of its revenues on an individual basis, and together represented approximately $47,178,000 or 78% of its total revenues.

During the year ended June 30, 2023, the Company had three (3) major customers (as restated) that each represented more than 10% of its revenues on an individual basis, and together represented approximately $53,140,000 (as restated) or 80% (as restated) of its total revenues.

During the year ended June 30, 2022, the Company had four (4) major customers that each represented more than 10% of its revenues on an individual basis, and together represented approximately $35,229,000 (as restated) or 83% (as restated) of its total revenues.

Suppliers/Vendor Concentrations

The Company obtains a limited number of components and supplies included in its products from a small group of suppliers. During the year ended June 30, 2024 the Company had one (1) supplier who accounted for more than 10% of its total purchases which represented approximately $12,437,000 or 27% of its total purchases.

During the year ended June 30, 2023 the Company had one (1) supplier who accounted for more than 10% of its total purchases which represented approximately $17,022,000 or 31% of its total purchases.

During the year ended June 30, 2022 the Company had one (1) supplier who accounted for more than 10% of its total purchases which represented approximately $13,884,000 or 28% of its total purchases

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in any legal proceedings that may arise from time to time may harm the Company’s business. To the best of its knowledge, except for the legal proceedings disclosed below, there are no other material legal proceedings pending against the Company.

Securities Class Action

On November 1, 2024, plaintiff Asfa Kassam filed a purported federal securities class action complaint in the United States District Court, District of Nevada, captioned Kassam v. Flux Power Holdings, Inc. et al. (No. 2:24-cv-02051), against the Company, our Chief Executive Officer, Ronald F. Dutt, and our former Chief Financial Officer, Charles A. Scheiwe. The complaint generally alleges that the defendants made false and misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. The action purports to be brought on behalf of those who purchased or otherwise acquired the Company’s publicly traded securities between November 11, 2022 and September 30, 2024, and seeks unspecified damages and other relief. On January 14, 2025, the court granted an unopposed motion to transfer the case to the Southern District of California for all further proceedings. The case is in its early stages and a lead plaintiff has yet to be appointed. Management believes these claims to be meritless and intends to vigorously defend against them.

Shareholder Derivative Action

On January 7, 2025, plaintiff Ronald Pearl filed a purported shareholder derivative complaint in the United States District Court, District of Nevada, captioned Pearl v. Dutt, et al. (No. 2:25-cv-00042), against current and former officers and directors of the Company, naming the Company as a nominal defendant. The complaint generally arises out of the same allegations contained in the Kassam securities class action and alleges claims for breach of fiduciary duties and related claims. The action purports to be brought derivatively on behalf of the Company and seeks damages and other various relief.

Employment Related Actions

On April 30, 2024, a former employee (the “Employee”) filed a class action complaint against the Company and Insperity, its third-party payroll service provider, in San Diego County Superior Court for claims including failure to pay minimum wage, failure to pay overtime, failure to provide meal periods, failure to provide rest breaks, failure to pay wages at separation, failure to provide accurate wage statements, failure to reimburse business expenses, failure to produce employment records and unfair competition, which he has purported to assert on behalf of himself and all other individuals who worked for the Company or Insperity, as non-exempt employees in California between April 30, 2020 and the present (the “Employment Proceeding”). On July 1, 2024, the Company filed an answer to the complaint that none of the asserted claims possessed any merit, contended that many of the asserted claims were subject to immediate dismissal, and contended that certain of the asserted claims were subject to binding arbitration. On October 14, 2024, the Employee elected to dismiss Insperity from the action without prejudice.

On July 5, 2024, the Employee filed a representative action complaint against the Company and Insperity in San Diego County Superior Court for Violation of Private Attorneys’ General Act (“PAGA”), seeking an unspecified amount of penalties and attorneys’ fees based on allegations that the Compnay violated certain California employment laws (the “PAGA Proceeding”). On August 8, 2024, the Company filed an answer to the complaint in which the Company denied that any of the asserted claims possessed any merit and contended that certain of the asserted claims were subject to binding arbitration.

On December 10, 2024, the Company and the Employee stipulated to the consolidation of Employment Lawsuit and the PAGA Action. As of the date hereof, both proceedings are currently pending consolidation by the court. Upon consolidation, the Company intends to move to have the Employee’s action claims dismissed, the Employee’s individual claims compelled to binding arbitration and the Employee’s representative PAGA claims stayed pending the arbitration of his individual claims. On October 22, 2024, the Employee elected to dismiss Insperity from the action without prejudice.

On January 25, 2024, a former CPM, LTD Inc. (“CPM”) employee filed a complaint against CPM, a third-party staffing service provider, Flux Power, Inc., and Flux Power Holdings, Inc. (collectively, the “Defendants”) in San Diego County Superior Court for claims including harassment, failure to prevent harassment, retaliation, wrongful termination, failure to provide meal periods and rest breaks, failure to provide accurate wage statements, and failure to pay wages at separation. CPM is a San Diego based staffing company that provided employees (including the plaintiff) to the Company. The plaintiff has alleged that the Company and CPM were “joint employers” to the plaintiff under California law and are jointly liable for the plaintiff’s claims. The plaintiff is seeking an unspecified amount of unpaid wages, statutory penalties, emotional distress damages, punitive damages, and attorneys’ fees from Defendants. On June 21, 2024, the Company filed an answer to the complaint in which the Company denied that any of the asserted claims possessed any merit and contended that certain of the asserted claims were subject to binding arbitration.

It is not possible at this time to reasonably assess the final outcomes of these proceedings or reasonably to estimate the possible loss or range of loss with respect to these proceedings. The Company intends to vigorously defend against these claims.

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

Total rent expense was approximately $942,000, $899,000 and $867,000 for the fiscal years ended June 30, 2024, 2023 and 2022, respectively.

Finance Leases

The Company has finance leases outstanding as of June 30, 2024 as follows:

Lease Date	Property Leased	Lease Term (months)	Commencement Date	Monthly Lease Payment(1)
9/2/2022	Vehicle	60	9/10/2022	$1,100
10/17/2022	Manufacturing equipment	36	10/17/2022	$5,500
1/24/2023	Manufacturing equipment	36	1/24/2023	$6,700
3/2/2023	Manufacturing equipment	36	3/2/2023	$1,000

(1)	Excludes sales tax and other fees.

Lease costs are amortized on a straight-line basis over their respective lease terms. Depreciation expense related to leased assets was approximately $153,000 and $86,000 for the years ended June 30, 2024 and 2023, respectively. Interest expense on leased liabilities was approximately $29,000 and $23,000 for the years ended June 30, 2024 and 2023, respectively. The Company did not have any finance leases during the year ended June 30, 2022.

Future minimum lease payments as of June 30, 2024 are as follows:

	Operating Leases	Finance Leases
Years ending June 30,
2025	$882,000	$172,000
2026	910,000	85,000
2027	433,000	15,000
2028	64,000	21,000
2029	-	-
Total future minimum lease payments	2,289,000	293,000
Less: discount	(234,000)	(25,000)
Total lease liability	2,055,000	268,000
Less: leases payable, current portion	(734,000)	(156,000)
Leases payable, noncurrent portion	$1,321,000	$112,000

The weighted average remaining lease term for operating leases was 2.6 years, 3.6 years and 4.4 years as of June 30, 2024, 2023 and 2022, respectively. The weighted average discount rate for operating leases was 8.8%, 8.9% and 10.0% as of June 30, 2024, 2023 and 2022, respectively.

The weighted average remaining lease term for finance leases was 1.6 years and 2.6 years as of June 30, 2024 and 2023, respectively. The weighted average discount rate for finance leases was 1.9% and 1.7% as of June 30, 2024 and 2023, respectively. There were no finance leases as of June 30, 2022.

NOTE 14 – SUBSEQUENT EVENTS

Management Transition

On November 20, 2024, Ronald F. Dutt, the Company’s chairman and Chief Executive Officer, notified the Company’s Board of Directors of his intentions to retire from his positions upon the appointment of a new Chief Executive Officer. The Board has commenced a search for a new Chief Executive Officer and Mr. Dutt will remain with the Company through the search and transition period.

Waivers to Loan and Security Agreement with Gibraltar Business Capital

As previously announced in the Company’s Form 8-K filed with the SEC on September 5, 2024, the Board of Directors of the Company, including its audit committee members, concluded on August 30, 2024 that the previously issued audited consolidated financial statements for the fiscal years ended June 30, 2023 and 2022, and all of the quarterly unaudited consolidated financial statements within the fiscal years ended June 30, 2024, 2023 and 2022 (collectively, the “Prior Financial Statements”), could no longer be relied upon due to material accounting errors identified by management. See Note 15 – Restatement of Previously Issued Financial Statements.

The Company notified GBC that the restatement of historical financial statements was likely to result in event of default with respect to the Company’s failure to maintain the EDITDA covenant for the trailing three (3) month periods ended July 31, 2023 and August 31, 2023, or Default. On August 30, 2025, the Company received a Waiver, which waived the Default, subject to satisfaction of the following conditions: (i) receipt of a counterpart of the Waiver duly executed by the Company; and (ii) receipt of the representations and warranties from the Company that after giving effect to the Waiver, the representations and warranties contained in the Agreement, the Waiver and the other Loan Documents shall be true and correct; and (iii) after giving effect to the Waiver, no additional event of default shall have occurred and be continuing on and as of the effective date of the Waiver.

The Company’s failure to file this Annual Report on Form 10-K for the year ended June 30, 2024 in a timely manner resulted in an event of default with respect to the covenant to timely deliver a copy of the Company’s annual audited financial statements. Additionally, the Company notified GBC that it appeared likely that as a result of the restatement it would fail to maintain the EBITDA covenant for the trailing three (3) month periods ended May 31, 2024 and July 31, 2024, or Default. On January 17, 2025, the Company received a Waiver, which waived the Defaults, subject to satisfaction of the following conditions: (i) receipt of a counterpart of the Waiver duly executed by the Company; and (ii) receipt of the waiver fee of $25,000; and (iii) receipt of the representations and warranties from the Company that after giving effect to the Waiver, the representations and warranties contained in the Agreement, the Waiver and the other Loan Documents shall be true and correct; and (iv) after giving effect to the Waiver, no additional event of default shall have occurred and be continuing on and as of the effective date of the Waiver.

Amendment to Loan and Security Agreement with Gibraltar Business Capital

On January 22, 2025, we entered into Amendment No. 4 to Loan and Security Agreement (the “Fourth Amendment”) with GBC which amended certain terms of the Loan and Security Agreement dated July 28, 2023, as amended, relating to the EBITDA Minimum financial covenant of the Company. In consideration for the Fourth Amendment, the Company agreed to pay GBC a non-refundable amendment fee of $50,000 in cash, as follows: (i) $25,000 shall be due and payable on March 1, 2025, and (ii) $25,000 shall be due and payable on April 1, 2025.

NOTE 15 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

As described in Note 2 – Restatement of Previously Issued Financial Statements, and as further described below, in connection with the preparation of its consolidated financial statements as of and for the year ended June 30, 2024, the Company identified multiple prior-period misstatements that were improperly accounted for in its previously issued audited consolidated financial statements for the fiscal years ended June 30, 2023 and 2022.

The nature of the restatement adjustments and their impact on previously reported consolidated financial statements are as follows:

(a) Inventories. The Company did not properly evaluate its calculation of its excess and obsolescence reserve on its finished goods and raw materials inventories, resulting in an overstatement of inventories of $926,000 and $764,000 as of June 30, 2023 and 2022, respectively, an understatement of accumulated deficit of $521,000 as of June 30, 2021, and an understatement of cost of sales of $162,000 and $243,000 for the years ended June 30, 2023, and 2022, respectively. In addition, certain inventory components were not properly recorded at the lower of cost or net realizable value, resulting in an overstatement of inventories of $781,000 and $607,000 as of June 30, 2023 and 2022, respectively, an understatement of accumulated deficit of $296,000 as of June 30, 2021, and an understatement of cost of sales of $174,000 and $311,000 for the years ended June 30, 2023 and 2022, respectively. Further, certain loaner service packs and consigned inventory were not reconciled in a timely manner, resulting in an overstatement of inventories of $670,000 and $210,000 as of June 30, 2023 and 2022, respectively, and an understatement of cost of sales of $460,000 and $210,000 for the years ended June 30, 2023 and 2022, respectively. Additionally, the Company did not properly present inventory write downs on the consolidated statement of cash flows resulting in an understatement of inventory write downs of $354,000 and $111,000 and corresponding overstatement of changes in inventories of $354,000 and $111,000 on the consolidated statement of cash flows for the years ended June 30, 2023 and 2022, respectively.

(b) Revenues. The Company did not properly recognize revenue in the periods in which the related performance obligations were satisfied for a certain contract with a customer, resulting in an understatement of revenues of $151,000 for the year ended June 30, 2023 and a corresponding understatement of accounts receivable of $151,000 as of June 30, 2023.

(c) Expense classification. The Company improperly recorded various inventory write downs to research and development expenses although such expenses did not meet the classification criteria for research and development under ASC 730, resulting in an overstatement of research and development expenses and a corresponding understatement of cost of sales of $208,000 and $828,000 for the years ended June 30, 2023 and 2022, respectively.

(d) Other. The Company had various clearing accounts that were not reconciled in a timely manner, resulting in an understatement of accounts payable of $137,000 as of June 30, 2023, overstatement of inventories of $461,000 and $241,000 as of June 30, 2023 and 2022, respectively, an understatement of accumulated deficit of $141,000 as of June 30, 2021, and understatement of cost of sales of $357,000 and $100,000 for the years ended June 30, 2023 and 2022, respectively.

(e) Cash flow presentation of debt issuance cost in the form of issued Company stock warrants. The Company erroneously presented $253,000 of debt issuance cost incurred in conjunction with credit facility arrangements made during the year ended June 30, 2022 as fair value of warrants issued, an adjustment to reconcile net loss to cash used in operating activities in the Company’s consolidated statement of cash flows for the year ended June 30, 2022. As debt issuance costs are recorded as a current asset, the presentation overstated items reconciling net loss to cash used in operating activities and understated the change in other assets in the consolidated statement of cash flows. Additionally, the Company improperly omitted the non-cash disclosure related to the issuance of warrants within the supplemental disclosures of non-cash investing and financing activities for the year ended June 30, 2022.

Below are the restated consolidated balance sheets as of June 30, 2023 and 2022, and the restated consolidated statements of operations, statements of stockholders’ equity and statements of cash flows for each of the years ended June 30, 2023 and 2022 that summarize the effects of the restatement.

FLUX POWER HOLDINGS, INC.

CONSOLIDATED BALANCE SHEET

	June 30, 2023
	As previously reported	Restatement adjustments	Reference	As restated
ASSETS

Current assets:
Cash	$2,379,000	$–		$2,379,000
Accounts receivable	8,649,000	151,000	(b)	8,800,000
Inventories, net	18,996,000	(2,838,000)	(a) (d)	16,158,000
Other current assets	918,000	-		918,000
Total current assets	30,942,000	(2,687,000)		28,255,000

Right of use asset	2,854,000	–		2,854,000
Property, plant and equipment, net	1,789,000	–		1,789,000
Other assets	120,000	–		120,000

Total assets	$35,705,000	$(2,687,000)		$33,018,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$9,735,000	$137,000	(d)	$9,872,000
Accrued expenses	3,181,000	–		3,181,000
Line of credit	9,912,000	–		9,912,000
Deferred revenue	131,000	–		131,000
Customer deposits	82,000	–		82,000
Finance leases payable, current portion	143,000	–		143,000
Office leases payable, current portion	644,000	–		644,000
Accrued interest	2,000	–		2,000
Total current liabilities	23,830,000	137,000		23,967,000

Long term liabilities:
Finance leases payable, less current portion	273,000	–		273,000
Office leases payable, less current portion	2,055,000	–		2,055,000

Total liabilities	26,158,000	137,000		26,295,000

Stockholders’ equity:
Preferred stock, $0.001 par value; 500,000 shares authorized; none issued and outstanding	-	-		-
Common stock, $0.001 par value; 30,000,000 shares authorized; 16,462,215 shares issued and outstanding	16,000	–		16,000
Additional paid-in capital	98,086,000	–		98,086,000
Accumulated deficit	(88,555,000)	(2,824,000)	(a) (b) (d)	(91,379,000)
Total stockholders’ equity	9,547,000	(2,824,000)		6,723,000
Total liabilities and stockholders’ equity	$35,705,000	$(2,687,000)		$33,018,000

FLUX POWER HOLDINGS, INC.

CONSOLIDATED BALANCE SHEET

	June 30, 2022
	As previously reported	Restatement adjustments	Reference	As restated
ASSETS

Current assets:
Cash	$485,000	$–		$485,000
Accounts receivable	8,609,000	–		8,609,000
Inventories, net	16,262,000	(1,822,000)	(a) (d)	14,440,000
Other current assets	1,261,000	–		1,261,000
Total current assets	26,617,000	(1,822,000)		24,795,000

Right of use asset	2,597,000	–		2,597,000
Property, plant and equipment, net	1,578,000	–		1,578,000
Other assets	89,000	–		89,000

Total assets	$30,881,000	$(1,822,000)		$29,059,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,645,000	$–		$6,645,000
Accrued expenses	2,209,000	–		2,209,000
Line of credit	4,889,000	–		4,889,000
Deferred revenue	163,000	–		163,000
Customer deposits	175,000	–		175,000
Office leases payable, current portion	504,000	–		504,000
Accrued interest	1,000	–		1,000
Total current liabilities	14,586,000	–		14,586,000

Long term liabilities:
Office leases payable, less current portion	2,361,000	–		2,361,000

Total liabilities	16,947,000	–		16,947,000

Stockholders’ equity:
Preferred stock, $0.001 par value; 500,000 shares authorized; none issued and outstanding	-	-		-
Common stock, $0.001 par value; 30,000,000 shares authorized; 15,996,658 shares issued and outstanding	16,000	–		16,000
Additional paid-in capital	95,732,000			95,732,000
Accumulated deficit	(81,814,000)	(1,822,000)	(a) (d)	(83,636,000)
Total stockholders’ equity	13,934,000	(1,822,000)		12,112,000
Total liabilities and stockholders’ equity	$30,881,000	$(1,822,000)		$29,059,000

FLUX POWER HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended June 30, 2023
	As previously reported	Restatement adjustments	Reference	As restated
Revenues	$66,337,000	$151,000	(b)	$66,488,000
Cost of sales	49,237,000	1,361,000	(a) (c) (d)	50,598,000

Gross profit	17,100,000	(1,210,000)		15,890,000

Operating expenses:
Selling and administrative	17,620,000	–		17,620,000
Research and development	4,890,000	(208,000)	(c)	4,682,000
Total operating expenses	22,510,000	(208,000)		22,302,000

Operating loss	(5,410,000)	(1,002,000)		(6,412,000)

Other income (expense):
Other income	8,000	–		8,000
Interest income (expense), net	(1,339,000)	–		(1,339,000)

Net loss	$(6,741,000)	$(1,002,000)		$(7,743,000)

Net loss per share - basic and diluted	$(0.42)	$(0.06)		$(0.48)

Weighted average number of common shares outstanding - basic and diluted	16,055,256	16,055,256		16,055,256

	Year ended June 30, 2022
	As previously reported	Restatement adjustments	Reference	As restated
Revenues	$42,333,000	$–		$42,333,000
Cost of sales	35,034,000	1,692,000	(a) (c) (d)	36,726,000

Gross profit	7,299,000	(1,692,000)		5,607,000

Operating expenses:
Selling and administrative	15,515,000	–		15,515,000
Research and development	7,141,000	(828,000)	(c)	6,313,000
Total operating expenses	22,656,000	(828,000)		21,828,000

Operating loss	(15,357,000)	(864,000)		(16,221,000)

Other income (expense):
Interest income (expense), net	(252,000)	–		(252,000)

Net loss	$(15,609,000)	$(864,000)		$(16,473,000)

Net loss per share - basic and diluted	$(1.01)	$(0.06)		$(1.07)

Weighted average number of common shares outstanding - basic and diluted	15,439,530	15,439,530		15,439,530

FLUX POWER HOLDING, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

		Common Stock
	Reference	Shares	Capital Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
As previously reported
Balance, June 30, 2022		15,996,658	$16,000	$95,732,000	$(81,814,000)	$13,934,000
Issuance of common stock – public offering, net of costs		355,309	–	1,556,000	–	1,556,000
Issuance of common stock – exercised options and RSU settlement		110,248	–	–	–	–
Stock-based compensation		–	–	798,000	–	798,000
Net loss		–	–	–	(6,741,000)	(6,741,000)
Balance, June 30, 2023		16,462,215	16,000	98,086,000	(88,555,000)	9,547,000

Adjustments
Balance, June 30, 2022	(a) (d)	–	–	–	(1,822,000)	(1,822,000)
Net loss	(a) (b) (d)	–	–	–	(1,002,000)	(1,002,000)
Balance, June 30, 2023		–	–	–	(2,824,000)	(2,824,000)

As restated
Balance, June 30, 2022		15,996,658	16,000	95,732,000	(83,636,000)	12,112,000
Issuance of common stock – public offering, net of costs		355,309	–	1,556,000	–	1,556,000
Issuance of common stock – exercised options and RSU settlement		110,248	–	–	–	–
Stock-based compensation		–	–	798,000	–	798,000
Net loss		–	–	–	(7,743,000)	(7,743,000)
Balance, June 30, 2023		16,462,215	$16,000	$98,086,000	$(91,379,000)	$6,723,000

FLUX POWER HOLDING, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

		Common Stock
	Reference	Shares	Capital Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
As previously reported
Balance, June 30, 2021		13,652,164	$14,000	$79,197,000	$(66,205,000)	$13,006,000
Issuance of common stock and warrants - registered direct offering, net of costs		2,142,860	2,000	13,969,000	–	13,971,000
Issuance of common stock – public offering, net of costs		190,782	–	1,602,000	–	1,602,000
Issuance of common stock - exercised options and RSU settlement		10,852	–	–	–	–
Fair value of warrants issued		–	–	253,000	–	253,000
Stock-based compensation		–	–	711,000	–	711,000
Net loss		–	–	–	(15,609,000)	(15,609,000)
Balance, June 30, 2022		15,996,658	16,000	95,732,000	(81,814,000)	13,934,000

Adjustments
Balance, June 30, 2021	(a) (d)	–	–	–	(958,000)	(958,000)
Net loss	(a) (d)	–	–	–	(864,000)	(864,000)
Balance, June 30, 2022		–	–	–	(1,822,000)	(1,822,000)

As restated
Balance, June 30, 2021		13,652,164	14,000	79,197,000	(67,163,000)	12,048,000
Issuance of common stock and warrants - registered direct offering, net of costs		2,142,860	2,000	13,969,000	–	13,971,000
Issuance of common stock – public offering, net of costs		190,782	–	1,602,000	–	1,602,000
Issuance of common stock - exercised options and RSU settlement		10,852	–	–	–	–
Fair value of warrants issued		–	–	253,000	–	253,000
Stock-based compensation		–	–	711,000	–	711,000
Net loss		–	–	–	(16,473,000)	(16,473,000)
Balance, June 30, 2022		15,996,658	$16,000	$95,732,000	$(83,636,000)	$12,112,000

FLUX POWER HOLDING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended June 30, 2023
	As previously reported	Restatement adjustments	Reference	As restated
Cash flows from operating activities:
Net loss	$(6,741,000)	$(1,002,000)	(a) (b) (d)	$(7,743,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	899,000	–		899,000
Stock-based compensation	798,000	–		798,000
Amortization of debt issuance costs	482,000	–		482,000
Non-cash lease expense	512,000	–		512,000
Inventory write downs	–	690,000	(a)	690,000
Changes in operating assets and liabilities:
Accounts receivable	(40,000)	(151,000)	(b)	(191,000)
Inventories	(2,734,000)	326,000	(a) (d)	(2,408,000)
Other assets	(170,000)	–		(170,000)
Accounts payable	3,090,000	137,000	(d)	3,227,000
Accrued expenses	972,000	–		972,000
Accrued interest	(32,000)	–		(32,000)
Office leases payable	1,000	–		1,000
Deferred revenue	(518,000)	–		(518,000)
Customer deposits	(93,000)	–		(93,000)
Net cash used in operating activities	(3,574,000)	–		(3,574,000)

Cash flows from investing activities:
Purchases of equipment	(1,032,000)	–		(1,032,000)
Proceeds from sale of fixed assets	8,000	–		8,000
Net cash used in investing activities	(1,024,000)	–		(1,024,000)

Cash flows from financing activities:
Proceeds from the issuance of common stock in public offering, net of offering costs	1,556,000	–		1,556,000
Proceeds from revolving line of credit	63,400,000	–		63,400,000
Payment of revolving line of credit	(58,377,000)	–		(58,377,000)
Payment of finance leases	(87,000)	–		(87,000)
Net cash provided by financing activities	6,492,000	–		6,492,000

Net change in cash	1,894,000	–		1,894,000
Cash, beginning of period	485,000	–		485,000
Cash, end of period	$2,379,000	$–		$2,379,000

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Initial right of use asset recognition	$855,000	$–		$855,000
Common stock issued for vested RSUs	$417,000	$–		$417,000

Supplemental cash flow information:
Interest paid	$1,127,000	$–		$1,127,000

FLUX POWER HOLDING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended June 30, 2022
	As previously reported	Restatement adjustments		Reference	As restated
Cash flows from operating activities:
Net loss	$(15,609,000)		$(864,000)	(a) (d)	$(16,473,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	575,000		–		575,000
Stock-based compensation	711,000		–		711,000
Fair value of warrants issued as debt discount cost	253,000		(253,000)	(e)	–
Non-cash lease expense	438,000		–		438,000
Inventory write downs	61,000		604,000	(a)	665,000
Changes in operating assets and liabilities:
Accounts receivable	(2,512,000)		–		(2,512,000)
Inventories	(5,810,000)		260,000	(a) (d)	(5,550,000)
Other assets	(802,000)		253,000	(e)	(549,000)
Accounts payable	(530,000)		–		(530,000)
Accrued expenses	(374,000)		–		(374,000)
Accrued interest	139,000		–		139,000
Office leases payable	(1,000)		–		(1,000)
Deferred revenue	(436,000)		–		(436,000)
Customer deposits	4,000		–		4,000
Net cash used in operating activities	(23,893,000)		–		(23,893,000)

Cash flows from investing activities:
Purchases of equipment	(797,000)		–		(797,000)
Net cash used in investing activities	(797,000)		–		(797,000)

Cash flows from financing activities:
Proceeds from the issuance of common stock in registered direct offering, net of offering costs	13,971,000		–		13,971,000
Proceeds from the issuance of common stock in public offering, net of offering costs	1,602,000		–		1,602,000
Proceeds from revolving line of credit	8,450,000		–		8,450,000
Payment of revolving line of credit	(3,561,000)		–		(3,561,000)
Net cash provided by financing activities	20,462,000		–		20,462,000
	-
Net change in cash	(4,228,000)		–		(4,228,000)
Cash, beginning of period	4,713,000		–		4,713,000
Cash, end of period	$485,000		$–		$485,000

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Common stock issued for vested RSUs	$21,000		$–		$21,000
Warrants issued in connection with borrowing agreements, recorded as debt issuance cost	$–		$253,000	(e)	$253,000

Supplemental cash flow information:
Interest paid	$151,000	$			$151,000

NOTE 16 – QUARTERLY FINANCIAL SUMMARY (Unaudited)

The following tables present the impact of the restatement for the quarters ended March 31, 2024, December 31, 2023, September 30, 2023, June 30, 2023, March 31, 2023, December 31, 2022, September 30, 2022, June 30, 2022, March 31, 2022, December 31, 2021 and September 30, 2021 (collectively, the “Restated Quarters”). These tables also include financial information pertaining to the quarter ended June 30, 2024.

The unaudited condensed consolidated interim financial statements reflect all adjustments, consisting only of normal and recurring items, necessary to present fairly the Company’s financial position, the results of operations, statements of cash flows, and changes in stockholder’s equity for the quarters ended within the Restated Quarters.

The nature of the restatement adjustments and their impact on previously reported unaudited condensed consolidated interim financial statements are as follows:

(a) Inventories. The Company did not properly evaluate its calculation of its excess and obsolescence reserve on its finished goods and raw materials inventories, resulting in an overstatement of inventories and an understatement of cost of sales. In addition, certain inventory components were not properly recorded at the lower of cost or net realizable value, resulting in an overstatement of inventories and an understatement of cost of sales. Further, certain loaner service packs and consigned inventory were not reconciled in a timely manner, resulting in an overstatement of inventories and an understatement of cost of sales. Additionally, the Company did not properly present inventory write downs on the consolidated statement of cash flows resulting in an understatement of inventory write downs and corresponding overstatement of changes in inventories on the consolidated statement of cash flows.

(b) Revenue. The Company did not properly recognize revenue in the periods which the related performance obligations were satisfied for a certain contract with a customer. Additionally, the Company improperly recorded accounts receivable from the same contract with a customer as a reduction to its accounts payable owed to the customer prior to the right of offset conditions under ASC 210-20 being met. As a result, revenues, accounts receivable, and accounts payable were misstated.

(c) Expense classification. The Company improperly recorded various inventory write downs to research and development expenses although such expenses did not meet the classification criteria for research and development under ASC 730, resulting in an overstatement of research and development expenses and a corresponding understatement of cost of sales.

(d) Other. The Company had various clearing accounts that were not reconciled in a timely manner, resulting in misstatements of accounts payable, inventories and cost of sales.

(e) Product warranty liability. The Company did not include certain product warranty-related expenses within the proper period in its calculation of its product warranty reserve estimate, resulting in an understatement of accrued expenses, an understatement of accounts payable and an understatement of cost of sales.

(f) Cash flow presentation of debt issuance cost in the form of issued Company stock warrants. The Company erroneously presented debt issuance cost incurred in conjunction with credit facility arrangements as fair value of warrants issued, an adjustment to reconcile net loss to net cash used in operating activities in the Company’s consolidated statement of cash flows. As debt issuance costs are recorded as a current asset, the presentation overstated adjustments to reconcile net loss to cash used in operating activities and understated the change in other assets in the consolidated statement of cash flows. Additionally, the Company improperly omitted the non-cash disclosure related to the issuance of warrants within the supplemental disclosures of non-cash investing and financing activities.

Summarized Financial Items

The following tables set forth summarized quarterly financial information of the Restated Quarters, including the effects of the restatement on our previously reported consolidated statements of operations, and the quarter ended June 30, 2024.

	Fiscal year 2024
	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023
		Restated	Restated	Restated
Revenues	$13,377,000	$14,457,000	$18,203,000	$14,787,000
Gross profit	3,592,000	4,025,000	5,381,000	4,235,000
Operating loss	(1,811,000)	(2,572,000)	(447,000)	(1,785,000)
Net loss	(2,244,000)	(3,005,000)	(896,000)	(2,188,000)
Net loss per share – basic and diluted	$(0.13)	$(0.18)	$(0.06)	$(0.13)

	Fiscal year 2023
	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
	Restated	Restated	Restated	Restated
Revenues	$16,403,000	$15,087,000	$17,158,000	$17,840,000
Gross profit	3,601,000	4,677,000	3,993,000	3,619,000
Operating loss	(1,832,000)	(1,229,000)	(1,419,000)	(1,932,000)
Net loss	(2,200,000)	(1,487,000)	(1,796,000)	(2,260,000)
Net loss per share – basic and diluted	$(0.13)	$(0.10)	$(0.11)	$(0.14)

	Fiscal year 2022
	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
	Restated	Restated	Restated	Restated
Revenues	$15,195,000	$13,177,000	$7,690,000	$6,271,000
Gross profit	2,714,000	1,601,000	187,000	1,105,000
Operating loss	(2,672,000)	(3,841,000)	(5,348,000)	(4,360,000)
Net loss	(2,838,000)	(3,893,000)	(5,379,000)	(4,363,000)
Net loss per share – basic and diluted	$(0.18)	$(0.24)	$(0.33)	$(0.32)

Quarterly Financial Summary

The net impact of the restatement on our quarterly and year-to-date unaudited condensed financial statements is as follows:

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	Fiscal year 2024
	March 31,	December 31,	September 30,
	2024	2023	2023
	Restated	Restated	Restated
ASSETS

Current assets:
Cash	$1,250,000	$1,584,000	$1,139,000
Accounts receivable	10,468,000	12,726,000	10,840,000
Inventories, net	17,362,000	15,554,000	16,591,000
Other current assets	840,000	942,000	1,053,000
Total current assets	29,920,000	30,806,000	29,623,000

Right of use asset	2,291,000	2,482,000	2,670,000
Property, plant and equipment, net	1,705,000	1,680,000	1,747,000
Other assets	118,000	119,000	119,000

Total assets	$34,034,000	$35,087,000	$34,159,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$11,394,000	$10,361,000	$10,202,000
Accrued expenses	3,900,000	3,350,000	3,782,000
Line of credit	13,645,000	13,575,000	11,986,000
Deferred revenue	343,000	310,000	336,000
Customer deposits	18,000	232,000	17,000
Finance leases payable, current portion	153,000	150,000	147,000
Office leases payable, current portion	712,000	689,000	667,000
Accrued interest	136,000	130,000	102,000
Total current liabilities	30,301,000	28,797,000	27,239,000

Long term liabilities:
Finance leases payable, less current portion	153,000	191,000	229,000
Office leases payable, less current portion	1,511,000	1,698,000	1,880,000

Total liabilities	31,965,000	30,686,000	29,348,000

Stockholders’ equity:
Preferred stock, $0.001 par value; 500,000 shares authorized; none issued and outstanding	-	-	-
Common stock, $0.001 par value; 30,000,000 shares authorized; 16,599,683, 16,532,275 and 16,478,237 shares issued and outstanding at March 31, 2024, December 31, 2023 and September 30, 2023, respectively	17,000	17,000	16,000
Additional paid-in capital	99,520,000	98,847,000	98,362,000
Accumulated deficit	(97,468,000)	(94,463,000)	(93,567,000)
Total stockholders’ equity	2,069,000	4,401,000	4,811,000
Total liabilities and stockholders’ equity	$34,034,000	$35,087,000	$34,159,000

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	Fiscal year 2023
	March 31,	December 31,	September 30,
	2023	2022	2022
	Restated	Restated	Restated
ASSETS

Current assets:
Cash	$790,000	$157,000	$306,000
Accounts receivable	9,881,000	10,507,000	11,596,000
Inventories, net	18,859,000	17,449,000	16,935,000
Other current assets	775,000	884,000	1,308,000
Total current assets	30,305,000	28,997,000	30,145,000

Right of use asset	3,035,000	2,601,000	2,558,000
Property, plant and equipment, net	1,724,000	1,561,000	1,758,000
Other assets	119,000	115,000	42,000

Total assets	$35,183,000	$33,274,000	$34,503,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$10,855,000	$12,837,000	$13,505,000
Accrued expenses	2,604,000	2,298,000	2,228,000
Line of credit	10,491,000	6,811,000	5,651,000
Deferred revenue	–	81,000	347,000
Customer deposits	135,000	29,000	10,000
Finance leases payable, current portion	140,000	64,000	13,000
Office leases payable, current portion	616,000	542,000	523,000
Accrued interest	3,000	1,000	2,000
Total current liabilities	24,844,000	22,663,000	22,279,000

Long term liabilities:
Finance leases payable, less current portion	311,000	172,000	55,000
Office leases payable, less current portion	2,223,000	2,079,000	2,222,000

Total liabilities	27,378,000	24,914,000	24,556,000

Stockholders’ equity:
Preferred stock, $0.001 par value; 500,000 shares authorized; none issued and outstanding	-	-	-
Common stock, $0.001 par value; 30,000,000 shares authorized; 16,156,432, 16,029,478 and 15,998,336 shares issued and outstanding at March 31, 2023, December 31, 2022 and September 30, 2022, respectively	16,000	16,000	16,000
Additional paid-in capital	96,968,000	96,036,000	95,827,000
Accumulated deficit	(89,179,000)	(87,692,000)	(85,896,000)
Total stockholders’ equity	7,805,000	8,360,000	9,947,000
Total liabilities and stockholders’ equity	$35,183,000	$33,274,000	$34,503,000

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	Fiscal Year 2022
	March 31,	December 31,	September 30,
	2022	2021	2021
	Restated	Restated	Restated
ASSETS

Current assets:
Cash	$3,804,000	$7,855,000	$15,737,000
Accounts receivable	9,508,000	5,184,000	4,511,000
Inventories, net	19,297,000	18,090,000	12,655,000
Other current assets	577,000	868,000	1,026,000
Total current assets	33,186,000	31,997,000	33,929,000

Right of use asset	2,711,000	2,821,000	2,929,000
Property, plant and equipment, net	1,588,000	1,627,000	1,471,000
Other assets	89,000	89,000	89,000

Total assets	$37,574,000	$36,534,000	$38,418,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$13,361,000	$9,239,000	$9,298,000
Accrued expenses	2,142,000	2,233,000	1,908,000
Line of credit	3,500,000	3,500,000	–
Deferred revenue	313,000	140,000	127,000
Customer deposits	690,000	–	322,000
Office leases payable, current portion	486,000	469,000	452,000
Accrued interest	2,000	3,000	3,000
Total current liabilities	20,494,000	15,584,000	12,110,000

Long term liabilities:
Office leases payable, less current portion	2,493,000	2,621,000	2,745,000

Total liabilities	22,987,000	18,205,000	14,855,000

Stockholders’ equity:
Preferred stock, $0.001 par value; 500,000 shares authorized; none issued and outstanding	-	-	-
Common stock, $0.001 par value; 30,000,000 shares authorized; 15,992,080, 15,987,502 and 15,987,502 shares issued and outstanding at March 31, 2022, December 31, 2021 and September 30, 2021, respectively	16,000	16,000	16,000
Additional paid-in capital	95,369,000	95,217,000	95,073,000
Accumulated deficit	(80,798,000)	(76,904,000)	(71,526,000)
Total stockholders’ equity	14,587,000	18,329,000	23,563,000
Total liabilities and stockholders’ equity	$37,574,000	$36,534,000	$38,418,000

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

	March 31, 2024
	As previously reported	Restatement adjustments	Reference	As restated
ASSETS

Current assets:
Cash	$1,250,000	$–		$1,250,000
Accounts receivable	10,404,000	64,000	(b)	10,468,000
Inventories, net	20,174,000	(2,812,000)	(a) (d)	17,362,000
Other current assets	840,000	-		840,000
Total current assets	32,668,000	(2,748,000)		29,920,000

Right of use asset	2,291,000	–		2,291,000
Property, plant and equipment, net	1,705,000	–		1,705,000
Other assets	118,000	–		118,000

Total assets	$36,782,000	$(2,748,000)		$34,034,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$11,050,000	$344,000	(b) (d) (e)	$11,394,000
Accrued expenses	3,645,000	255,000	(e)	3,900,000
Line of credit	13,645,000	–		13,645,000
Deferred revenue	343,000	–		343,000
Customer deposits	18,000	–		18,000
Finance leases payable, current portion	153,000	–		153,000
Office leases payable, current portion	712,000	–		712,000
Accrued interest	136,000	–		136,000
Total current liabilities	29,702,000	599,000		30,301,000

Long term liabilities:
Finance leases payable, less current portion	153,000	–		153,000
Office leases payable, less current portion	1,511,000	–		1,511,000

Total liabilities	31,366,000	599,000		31,965,000

Stockholders’ equity:
Preferred stock, $0.001 par value; 500,000 shares authorized; none issued and outstanding	-	-		-
Common stock, $0.001 par value; 30,000,000 shares authorized; 16,599,683 shares issued and outstanding	17,000	–		17,000
Additional paid-in capital	99,520,000	–		99,520,000
Accumulated deficit	(94,121,000)	(3,347,000)	(a) (d) (e)	(97,468,000)
Total stockholders’ equity	5,416,000	(3,347,000)		2,069,000
Total liabilities and stockholders’ equity	$36,782,000	$(2,748,000)		$34,034,000

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

	December 31, 2023
	As previously reported	Restatement adjustments	Reference	As restated
ASSETS

Current assets:
Cash	$1,584,000	$–		$1,584,000
Accounts receivable	12,579,000	147,000	(b)	12,726,000
Inventories, net	18,283,000	(2,729,000)	(a) (d)	15,554,000
Other current assets	942,000	-		942,000
Total current assets	33,388,000	(2,582,000)		30,806,000

Right of use asset	2,482,000	–		2,482,000
Property, plant and equipment, net	1,680,000	–		1,680,000
Other assets	119,000	–		119,000

Total assets	$37,669,000	$(2,582,000)		$35,087,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$10,021,000	$340,000	(b) (d) (e)	$10,361,000
Accrued expenses	3,290,000	60,000	(e)	3,350,000
Line of credit	13,575,000	–		13,575,000
Deferred revenue	310,000	–		310,000
Customer deposits	232,000	–		232,000
Finance leases payable, current portion	150,000	–		150,000
Office leases payable, current portion	689,000	–		689,000
Accrued interest	130,000	–		130,000
Total current liabilities	28,397,000	400,000		28,797,000

Long term liabilities:
Finance leases payable, less current portion	191,000	–		191,000
Office leases payable, less current portion	1,698,000	–		1,698,000

Total liabilities	30,286,000	400,000		30,686,000

Stockholders’ equity:
Preferred stock, $0.001 par value; 500,000 shares authorized; none issued and outstanding	-	-		-
Common stock, $0.001 par value; 30,000,000 shares authorized; 16,532,275 shares issued and outstanding	17,000	–		17,000
Additional paid-in capital	98,847,000	–		98,847,000
Accumulated deficit	(91,481,000)	(2,982,000)	(a) (d) (e)	(94,463,000)
Total stockholders’ equity	7,383,000	(2,982,000)		4,401,000
Total liabilities and stockholders’ equity	$37,669,000	$(2,582,000)		$35,087,000

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

	September 30, 2023
	As previously reported	Restatement adjustments	Reference	As restated
ASSETS

Current assets:
Cash	$1,139,000	$–		$1,139,000
Accounts receivable	10,699,000	141,000	(b)	10,840,000
Inventories, net	19,495,000	(2,904,000)	(a) (d)	16,591,000
Other current assets	1,053,000	-		1,053,000
Total current assets	32,386,000	(2,763,000)		29,623,000

Right of use asset	2,670,000	–		2,670,000
Property, plant and equipment, net	1,747,000	–		1,747,000
Other assets	119,000	–		119,000

Total assets	$36,922,000	$(2,763,000)		$34,159,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$10,065,000	$137,000	(d)	$10,202,000
Accrued expenses	3,782,000	–		3,782,000
Line of credit	11,986,000	–		11,986,000
Deferred revenue	336,000	–		336,000
Customer deposits	17,000	–		17,000
Finance leases payable, current portion	147,000	–		147,000
Office leases payable, current portion	667,000	–		667,000
Accrued interest	102,000	–		102,000
Total current liabilities	27,102,000	137,000		27,239,000

Long term liabilities:
Finance leases payable, less current portion	229,000	–		229,000
Office leases payable, less current portion	1,880,000	–		1,880,000

Total liabilities	29,211,000	137,000		29,348,000

Stockholders’ equity:
Preferred stock, $0.001 par value; 500,000 shares authorized; none issued and outstanding	-	-		-
Common stock, $0.001 par value; 30,000,000 shares authorized; 16,478,237 shares issued and outstanding	16,000	–		16,000
Additional paid-in capital	98,362,000	–		98,362,000
Accumulated deficit	(90,667,000)	(2,900,000)	(a) (b) (d)	(93,567,000)
Total stockholders’ equity	7,711,000	(2,900,000)		4,811,000
Total liabilities and stockholders’ equity	$36,922,000	$(2,763,000)		$34,159,000

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

	March 31, 2023
	As previously reported	Restatement adjustments	Reference	As restated
ASSETS

Current assets:
Cash	$790,000	$–		$790,000
Accounts receivable	9,853,000	28,000	(b)	9,881,000
Inventories, net	20,959,000	(2,100,000)	(a) (d)	18,859,000
Other current assets	775,000	-		775,000
Total current assets	32,377,000	(2,072,000)		30,305,000

Right of use asset	3,035,000	–		3,035,000
Property, plant and equipment, net	1,724,000	–		1,724,000
Other assets	119,000	–		119,000

Total assets	$37,255,000	$(2,072,000)		$35,183,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$10,827,000	$28,000	(b)	$10,855,000
Accrued expenses	2,604,000	–		2,604,000
Line of credit	10,491,000	–		10,491,000
Customer deposits	135,000	–		135,000
Finance leases payable, current portion	140,000	–		140,000
Office leases payable, current portion	616,000	–		616,000
Accrued interest	3,000	–		3,000
Total current liabilities	24,816,000	28,000		24,844,000

Long term liabilities:
Finance leases payable, less current portion	311,000	–		311,000
Office leases payable, less current portion	2,223,000	–		2,223,000

Total liabilities	27,350,000	28,000		27,378,000

Stockholders’ equity:
Preferred stock, $0.001 par value; 500,000 shares authorized; none issued and outstanding	-	-		-
Common stock, $0.001 par value; 30,000,000 shares authorized; 16,156,432 shares issued and outstanding	16,000	–		16,000
Additional paid-in capital	96,968,000	–		96,968,000
Accumulated deficit	(87,079,000)	(2,100,000)	(a) (d)	(89,179,000)
Total stockholders’ equity	9,905,000	(2,100,000)		7,805,000
Total liabilities and stockholders’ equity	$37,255,000	$(2,072,000)		$35,183,000

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

	December 31, 2022
	As previously reported	Restatement adjustments	Reference	As restated
ASSETS

Current assets:
Cash	$157,000	$–		$157,000
Accounts receivable	10,467,000	40,000	(b)	10,507,000
Inventories, net	19,507,000	(2,058,000)	(a) (d)	17,449,000
Other current assets	884,000	-		884,000
Total current assets	31,015,000	(2,018,000)		28,997,000

Right of use asset	2,601,000	–		2,601,000
Property, plant and equipment, net	1,561,000	–		1,561,000
Other assets	115,000	–		115,000

Total assets	$35,292,000	$(2,018,000)		$33,274,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$12,797,000	$40,000	(b)	$12,837,000
Accrued expenses	2,298,000	–		2,298,000
Line of credit	6,811,000	–		6,811,000
Deferred revenue	81,000	–		81,000
Customer deposits	29,000	–		29,000
Finance leases payable, current portion	64,000	–		64,000
Office leases payable, current portion	542,000	–		542,000
Accrued interest	1,000	–		1,000
Total current liabilities	22,623,000	40,000		22,663,000

Long term liabilities:
Finance leases payable, less current portion	172,000	–		172,000
Office leases payable, less current portion	2,079,000	–		2,079,000

Total liabilities	24,874,000	40,000		24,914,000

Stockholders’ equity:
Preferred stock, $0.001 par value; 500,000 shares authorized; none issued and outstanding	–	–		–
Common stock, $0.001 par value; 30,000,000 shares authorized; 16,029,478 shares issued and outstanding	16,000	–		16,000
Additional paid-in capital	96,036,000	–		96,036,000
Accumulated deficit	(85,634,000)	(2,058,000)	(a) (d)	(87,692,000)
Total stockholders’ equity	10,418,000	(2,058,000)		8,360,000
Total liabilities and stockholders’ equity	$35,292,000	$(2,018,000)		$33,274,000

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

	September 30, 2022
	As previously reported	Restatement adjustments	Reference	As restated
ASSETS

Current assets:
Cash	$306,000	$–		$306,000
Accounts receivable	11,596,000	-		11,596,000
Inventories, net	18,878,000	(1,943,000)	(a) (d)	16,935,000
Other current assets	1,308,000	-		1,308,000
Total current assets	32,088,000	(1,943,000)		30,145,000

Right of use asset	2,558,000	–		2,558,000
Property, plant and equipment, net	1,758,000	–		1,758,000
Other assets	42,000	–		42,000

Total assets	$36,446,000	$(1,943,000)		$34,503,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$13,505,000	$–		$13,505,000
Accrued expenses	2,228,000	–		2,228,000
Line of credit	5,651,000	–		5,651,000
Deferred revenue	347,000	–		347,000
Customer deposits	10,000	–		10,000
Finance leases payable, current portion	13,000	–		13,000
Office leases payable, current portion	523,000	–		523,000
Accrued interest	2,000	–		2,000
Total current liabilities	22,279,000	–		22,279,000

Long term liabilities:
Finance leases payable, less current portion	55,000	–		55,000
Office leases payable, less current portion	2,222,000	–		2,222,000

Total liabilities	24,556,000	–		24,556,000

Stockholders’ equity:
Preferred stock, $0.001 par value; 500,000 shares authorized; none issued and outstanding	-	-		-
Common stock, $0.001 par value; 30,000,000 shares authorized; 15,998,336 shares issued and outstanding	16,000	–		16,000
Additional paid-in capital	95,827,000	–		95,827,000
Accumulated deficit	(83,953,000)	(1,943,000)	(a) (d)	(85,896,000)
Total stockholders’ equity	11,890,000	(1,943,000)		9,947,000
Total liabilities and stockholders’ equity	$36,446,000	$(1,943,000)		$34,503,000

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

	March 31, 2022
	As previously reported	Restatement adjustments	Reference	As restated
ASSETS

Current assets:
Cash	$3,804,000	$–		$3,804,000
Accounts receivable	9,508,000	-		9,508,000
Inventories, net	20,934,000	(1,637,000)	(a) (d)	19,297,000
Other current assets	577,000	-		577,000
Total current assets	34,823,000	(1,637,000)		33,186,000

Right of use asset	2,711,000	–		2,711,000
Property, plant and equipment, net	1,588,000	–		1,588,000
Other assets	89,000	–		89,000

Total assets	$39,211,000	$(1,637,000)		$37,574,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$13,361,000	$–		$13,361,000
Accrued expenses	2,142,000	–		2,142,000
Line of credit	3,500,000	–		3,500,000
Deferred revenue	313,000	–		313,000
Customer deposits	690,000	–		690,000
Office leases payable, current portion	486,000	–		486,000
Accrued interest	2,000	–		2,000
Total current liabilities	20,494,000	–		20,494,000

Long term liabilities:
Office leases payable, less current portion	2,493,000	–		2,493,000

Total liabilities	22,987,000	–		22,987,000

Stockholders’ equity:
Preferred stock, $0.001 par value; 500,000 shares authorized; none issued and outstanding	-	-		-
Common stock, $0.001 par value; 30,000,000 shares authorized; 15,992,080 shares issued and outstanding	16,000	–		16,000
Additional paid-in capital	95,369,000	–		95,369,000
Accumulated deficit	(79,161,000)	(1,637,000)	(a) (d)	(80,798,000)
Total stockholders’ equity	16,224,000	(1,637,000)		14,587,000
Total liabilities and stockholders’ equity	$39,211,000	$(1,637,000)		$37,574,000

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

	December 31, 2021
	As previously reported	Restatement adjustments	Reference	As restated
ASSETS

Current assets:
Cash	$7,855,000	$–		$7,855,000
Accounts receivable	5,184,000	-		5,184,000
Inventories, net	19,583,000	(1,493,000)	(a) (d)	18,090,000
Other current assets	868,000	-		868,000
Total current assets	33,490,000	(1,493,000)		31,997,000

Right of use asset	2,821,000	–		2,821,000
Property, plant and equipment, net	1,627,000	–		1,627,000
Other assets	89,000	–		89,000

Total assets	$38,027,000	$(1,493,000)		$36,534,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$9,239,000	$–		$9,239,000
Accrued expenses	2,233,000	–		2,233,000
Line of credit	3,500,000	–		3,500,000
Deferred revenue	140,000	–		140,000
Office leases payable, current portion	469,000	–		469,000
Accrued interest	3,000	–		3,000
Total current liabilities	15,584,000	–		15,584,000

Long term liabilities:
Office leases payable, less current portion	2,621,000	–		2,621,000

Total liabilities	18,205,000	–		18,205,000

Stockholders’ equity:
Preferred stock, $0.001 par value; 500,000 shares authorized; none issued and outstanding	-	-		-
Common stock, $0.001 par value; 30,000,000 shares authorized; 15,987,502 shares issued and outstanding	16,000	–		16,000
Additional paid-in capital	95,217,000	–		95,217,000
Accumulated deficit	(75,411,000)	(1,493,000)	(a) (d)	(76,904,000)
Total stockholders’ equity	19,822,000	(1,493,000)		18,329,000
Total liabilities and stockholders’ equity	$38,027,000	$(1,493,000)		$36,534,000

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

	September 30, 2021
	As previously reported	Restatement adjustments	Reference	As restated
ASSETS

Current assets:
Cash	$15,737,000	$–		$15,737,000
Accounts receivable	4,511,000	-		4,511,000
Inventories, net	13,846,000	(1,191,000)	(a) (d)	12,655,000
Other current assets	1,026,000	-		1,026,000
Total current assets	35,120,000	(1,191,000)		33,929,000

Right of use asset	2,929,000	–		2,929,000
Property, plant and equipment, net	1,471,000	–		1,471,000
Other assets	89,000	–		89,000

Total assets	$39,609,000	$(1,191,000)		$38,418,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$9,298,000	$–		$9,298,000
Accrued expenses	1,908,000	–		1,908,000
Deferred revenue	127,000	–		127,000
Customer deposits	322,000	–		322,000
Office leases payable, current portion	452,000	–		452,000
Accrued interest	3,000	–		3,000
Total current liabilities	12,110,000	–		12,110,000

Long term liabilities:
Office leases payable, less current portion	2,745,000	–		2,745,000

Total liabilities	14,855,000	–		14,855,000

Stockholders’ equity:
Preferred stock, $0.001 par value; 500,000 shares authorized; none issued and outstanding	-	-		-
Common stock, $0.001 par value; 30,000,000 shares authorized; 15,987,502 shares issued and outstanding	16,000	–		16,000
Additional paid-in capital	95,073,000	–		95,073,000
Accumulated deficit	(70,335,000)	(1,191,000)	(a) (d)	(71,526,000)
Total stockholders’ equity	24,754,000	(1,191,000)		23,563,000
Total liabilities and stockholders’ equity	$39,609,000	$(1,191,000)		$38,418,000

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Fiscal year 2024
	March 31, 2024		December 31, 2023		September 30, 2023
	Three months ended	Nine months ended	Three months ended	Six months ended	Three months ended
	Restated	Restated	Restated	Restated	Restated
Revenues	$14,457,000	$47,447,000	$18,203,000	$32,990,000	$14,787,000
Cost of sales	10,432,000	33,806,000	12,822,000	23,374,000	10,552,000

Gross profit	4,025,000	13,641,000	5,381,000	9,616,000	4,235,000

Operating expenses:
Selling and administrative	5,311,000	14,629,000	4,593,000	9,318,000	4,725,000
Research and development	1,286,000	3,816,000	1,235,000	2,530,000	1,295,000
Total operating expenses	6,597,000	18,445,000	5,828,000	11,848,000	6,020,000

Operating loss	(2,572,000)	(4,804,000)	(447,000)	(2,232,000)	(1,785,000)

Other income (expense):
Interest income (expense), net	(433,000)	(1,285,000)	(449,000)	(852,000)	(403,000)

Net loss	$(3,005,000)	$(6,089,000)	$(896,000)	$(3,084,000)	$(2,188,000)

Net loss per share - basic and diluted	$(0.18)	$(0.37)	$(0.06)	$(0.19)	$(0.13)

Weighted average number of common shares outstanding - basic and diluted	16,538,998	16,510,046	16,516,700	16,495,727	16,474,754

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Fiscal year 2023
	March 31, 2023		December 31, 2022		September 30, 2022
	Three months ended	Nine months ended	Three months ended	Six months ended	Three months ended
	Restated	Restated	Restated	Restated	Restated
Revenues	$15,087,000	$50,085,000	$17,158,000	$34,998,000	$17,840,000
Cost of sales	10,410,000	37,796,000	13,165,000	27,386,000	14,221,000

Gross profit	4,677,000	12,289,000	3,993,000	7,612,000	3,619,000

Operating expenses:
Selling and administrative	4,724,000	13,510,000	4,250,000	8,786,000	4,536,000
Research and development	1,182,000	3,359,000	1,162,000	2,177,000	1,015,000
Total operating expenses	5,906,000	16,869,000	5,412,000	10,963,000	5,551,000

Operating loss	(1,229,000)	(4,580,000)	(1,419,000)	(3,351,000)	(1,932,000)

Other income (expense):
Other income	–	8,000	8,000	8,000	–
Interest income (expense), net	(258,000)	(971,000)	(385,000)	(713,000)	(328,000)

Net loss	$(1,487,000)	$(5,543,000)	$(1,796,000)	$(4,056,000)	$(2,260,000)

Net loss per share - basic and diluted	$(0.10)	$(0.35)	$(0.11)	$(0.25)	$(0.14)

Weighted average number of common shares outstanding - basic and diluted	16,048,054	16,021,653	16,020,183	16,008,740	15,997,296

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Fiscal year 2022
	March 31, 2022		December 31, 2021		September 30, 2021
	Three months ended	Nine months ended	Three months ended	Six months ended	Three months ended
	Restated	Restated	Restated	Restated	Restated
Revenues	$13,177,000	$27,138,000	$7,690,000	$13,961,000	$6,271,000
Cost of sales	11,576,000	24,245,000	7,503,000	12,669,000	5,166,000

Gross profit	1,601,000	2,893,000	187,000	1,292,000	1,105,000

Operating expenses:
Selling and administrative	3,904,000	11,402,000	4,000,000	7,498,000	3,498,000
Research and development	1,538,000	5,040,000	1,535,000	3,502,000	1,967,000
Total operating expenses	5,442,000	16,442,000	5,535,000	11,000,000	5,465,000

Operating loss	(3,841,000)	(13,549,000)	(5,348,000)	(9,708,000)	(4,360,000)

Other income (expense):
Interest income (expense), net	(52,000)	(86,000)	(31,000)	(34,000)	(3,000)

Net loss	$(3,893,000)	$(13,635,000)	$(5,379,000)	$(9,742,000)	$(4,363,000)

Net loss per share - basic and diluted	$(0.24)	$(0.89)	$(0.33)	$(0.65)	$(0.32)

Weighted average number of common shares outstanding - basic and diluted	15,988,926	15,254,983	15,987,502	14,895,989	13,804,475

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31, 2024
	As previously reported	Restatement adjustments	Reference	As restated
Revenues	$14,457,000	$–		$14,457,000
Cost of sales	10,067,000	365,000	(a) (e)	10,432,000

Gross profit	4,390,000	(365,000)		4,025,000

Operating expenses:
Selling and administrative	5,311,000	–		5,311,000
Research and development	1,286,000	–		1,286,000
Total operating expenses	6,597,000	–		6,597,000

Operating loss	(2,207,000)	(365,000)		(2,572,000)

Other income (expense):
Interest income (expense), net	(433,000)	–		(433,000)

Net loss	$(2,640,000)	$(365,000)		$(3,005,000)

Net loss per share - basic and diluted	$(0.16)	$(0.02)		$(0.18)

Weighted average number of common shares outstanding - basic and diluted	16,538,998	16,538,998		16,538,998

	Three months ended December 31, 2023
	As previously reported	Restatement adjustments	Reference	As restated
Revenues	$18,344,000	$(141,000)	(b)	$18,203,000
Cost of sales	12,676,000	146,000	(a) (c) (d) (e)	12,822,000

Gross profit	5,668,000	(287,000)		5,381,000

Operating expenses:
Selling and administrative	4,593,000	–		4,593,000
Research and development	1,440,000	(205,000)	(c)	1,235,000
Total operating expenses	6,033,000	(205,000)		5,828,000

Operating loss	(365,000)	(82,000)		(447,000)

Other income (expense):
Interest income (expense), net	(449,000)	–		(449,000)

Net loss	$(814,000)	$(82,000)		$(896,000)

Net loss per share - basic and diluted	$(0.05)	$(0.01)		$(0.06)

Weighted average number of common shares outstanding - basic and diluted	16,516,700	16,516,700		16,516,700

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30, 2023
	As previously reported	Restatement adjustments	Reference	As restated
Revenues	$14,797,000	$(10,000)	(b)	$14,787,000
Cost of sales	10,486,000	66,000	(a)	10,552,000

Gross profit	4,311,000	(76,000)		4,235,000

Operating expenses:
Selling and administrative	4,725,000	–		4,725,000
Research and development	1,295,000	–		1,295,000
Total operating expenses	6,020,000	–		6,020,000

Operating loss	(1,709,000)	(76,000)		(1,785,000)

Other income (expense):
Interest income (expense), net	(403,000)	–		(403,000)

Net loss	$(2,112,000)	$(76,000)		$(2,188,000)

Net loss per share - basic and diluted	$(0.13)	$(0.00)		$(0.13)

Weighted average number of common shares outstanding - basic and diluted	16,474,754	16,474,754		16,474,754

	Three months ended March 31, 2023
	As previously reported	Restatement adjustments	Reference	As restated
Revenues	$15,087,000	$–		$15,087,000
Cost of sales	10,368,000	42,000	(a) (d)	10,410,000

Gross profit	4,719,000	(42,000)		4,677,000

Operating expenses:
Selling and administrative	4,724,000	–		4,724,000
Research and development	1,182,000	–		1,182,000
Total operating expenses	5,906,000	–		5,906,000

Operating loss	(1,187,000)	(42,000)		(1,229,000)

Other income (expense):
Interest income (expense), net	(258,000)	–		(258,000)

Net loss	$(1,445,000)	$(42,000)		$(1,487,000)

Net loss per share - basic and diluted	$(0.09)	$(0.01)		$(0.10)

Weighted average number of common shares outstanding - basic and diluted	16,048,054	16,048,054		16,048,054

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended December 31, 2022
	As previously reported	Restatement adjustments	Reference	As restated
Revenues	$17,158,000	$–		$17,158,000
Cost of sales	13,050,000	115,000	(a) (d)	13,165,000

Gross profit	4,108,000	(115,000)		3,993,000

Operating expenses:
Selling and administrative	4,250,000	–		4,250,000
Research and development	1,162,000	–		1,162,000
Total operating expenses	5,412,000	–		5,412,000

Operating loss	(1,304,000)	(115,000)		(1,419,000)

Other income (expense):
Other income	8,000	–		8,000
Interest income (expense), net	(385,000)	–		(385,000)

Net loss	$(1,681,000)	$(115,000)		$(1,796,000)

Net loss per share - basic and diluted	$(0.10)	$(0.01)		$(0.11)

Weighted average number of common shares outstanding - basic and diluted	16,020,183	16,020,183		16,020,183

	Three months ended September 30, 2022
	As previously reported	Restatement adjustments	Reference	As restated
Revenues	$17,840,000	$–		$17,840,000
Cost of sales	13,892,000	329,000	(a) (c) (d)	14,221,000

Gross profit	3,948,000	(329,000)		3,619,000

Operating expenses:
Selling and administrative	4,536,000	–		4,536,000
Research and development	1,223,000	(208,000)	(c)	1,015,000
Total operating expenses	5,759,000	(208,000)		5,551,000

Operating loss	(1,811,000)	(121,000)		(1,932,000)

Other income (expense):
Interest income (expense), net	(328,000)	–		(328,000)

Net loss	$(2,139,000)	$(121,000)		$(2,260,000)

Net loss per share - basic and diluted	$(0.13)	$(0.01)		$(0.14)

Weighted average number of common shares outstanding - basic and diluted	15,997,296	15,997,296		15,997,296

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31, 2022
	As previously reported	Restatement adjustments	Reference	As restated
Revenues	$13,177,000	$–		$13,177,000
Cost of sales	11,257,000	319,000	(a) (c) (d)	11,576,000

Gross profit	1,920,000	(319,000)		1,601,000

Operating expenses:
Selling and administrative	3,904,000	–		3,904,000
Research and development	1,713,000	(175,000)	(c)	1,538,000
Total operating expenses	5,617,000	(175,000)		5,442,000

Operating loss	(3,697,000)	(144,000)		(3,841,000)

Other income (expense):
Interest income (expense), net	(52,000)	–		(52,000)

Net loss	$(3,749,000)	$(144,000)		$(3,893,000)

Net loss per share - basic and diluted	$(0.23)	$(0.01)		$(0.24)

Weighted average number of common shares outstanding - basic and diluted	15,988,926	15,988,926		15,988,926

	Three months ended December 31, 2021
	As previously reported	Restatement adjustments	Reference	As restated
Revenues	$7,690,000	$–		$7,690,000
Cost of sales	6,648,000	855,000	(a) (c) (d)	7,503,000

Gross profit	1,042,000	(855,000)		187,000

Operating expenses:
Selling and administrative	4,000,000	–		4,000,000
Research and development	2,088,000	(553,000)	(c)	1,535,000
Total operating expenses	6,088,000	(553,000)		5,535,000

Operating loss	(5,046,000)	(302,000)		(5,348,000)

Other income (expense):
Interest income (expense), net	(31,000)	–		(31,000)

Net loss	$(5,077,000)	$(302,000)		$(5,379,000)

Net loss per share - basic and diluted	$(0.32)	$(0.01)		$(0.33)

Weighted average number of common shares outstanding - basic and diluted	15,987,502	15,987,502		15,987,502

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30, 2021
	As previously reported	Restatement adjustments	Reference	As restated
Revenues	$6,271,000	$–		$6,271,000
Cost of sales	4,933,000	233,000	(a) (d)	5,166,000

Gross profit	1,338,000	(233,000)		1,105,000

Operating expenses:
Selling and administrative	3,498,000	–		3,498,000
Research and development	1,967,000	–		1,967,000
Total operating expenses	5,465,000	–		5,465,000

Operating loss	(4,127,000)	(233,000)		(4,360,000)

Other income (expense):
Interest income (expense), net	(3,000)	–		(3,000)

Net loss	$(4,130,000)	$(233,000)		$(4,363,000)

Net loss per share - basic and diluted	$(0.30)	$(0.02)		$(0.32)

Weighted average number of common shares outstanding - basic and diluted	13,804,475	13,804,475		13,804,475

	Six months ended December 31, 2023
	As previously reported	Restatement adjustments	Reference	As restated
Revenues	$33,141,000	$(151,000)	(b)	$32,990,000
Cost of sales	23,162,000	212,000	(a) (c) (d) (e)	23,374,000

Gross profit	9,979,000	(363,000)		9,616,000

Operating expenses:
Selling and administrative	9,318,000	–		9,318,000
Research and development	2,735,000	(205,000)	(c)	2,530,000
Total operating expenses	12,053,000	(205,000)		11,848,000

Operating loss	(2,074,000)	(158,000)		(2,232,000)

Other income (expense):
Interest income (expense), net	(852,000)	–		(852,000)

Net loss	$(2,926,000)	$(158,000)		$(3,084,000)

Net loss per share - basic and diluted	$(0.18)	$(0.01)		$(0.19)

Weighted average number of common shares outstanding - basic and diluted	16,495,727	16,495,727		16,495,727

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six months ended December 31, 2022
	As previously reported	Restatement adjustments	Reference	As restated
Revenues	$34,998,000	$–		$34,998,000
Cost of sales	26,942,000	444,000	(a) (c) (d)	27,386,000

Gross profit	8,056,000	(444,000)		7,612,000

Operating expenses:
Selling and administrative	8,786,000	–		8,786,000
Research and development	2,385,000	(208,000)	(c)	2,177,000
Total operating expenses	11,171,000	(208,000)		10,963,000

Operating loss	(3,115,000)	(236,000)		(3,351,000)

Other income (expense):
Other income	8,000	–		8,000
Interest income (expense), net	(713,000)	–		(713,000)

Net loss	$(3,820,000)	$(236,000)		$(4,056,000)

Net loss per share - basic and diluted	$(0.24)	$(0.01)		$(0.25)

Weighted average number of common shares outstanding - basic and diluted	16,008,740	16,008,740		16,008,740

	Six months ended December 31, 2021
	As previously reported	Restatement adjustments	Reference	As restated
Revenues	$13,961,000	$–		$13,961,000
Cost of sales	11,581,000	1,088,000	(a) (c) (d)	12,669,000

Gross profit	2,380,000	(1,088,000)		1,292,000

Operating expenses:
Selling and administrative	7,498,000	–		7,498,000
Research and development	4,055,000	(553,000)	(c)	3,502,000
Total operating expenses	11,553,000	(553,000)		11,000,000

Operating loss	(9,173,000)	(535,000)		(9,708,000)

Other income (expense):
Interest income (expense), net	(34,000)	–		(34,000)

Net loss	$(9,207,000)	$(535,000)		$(9,742,000)

Net loss per share - basic and diluted	$(0.62)	$(0.03)		$(0.65)

Weighted average number of common shares outstanding - basic and diluted	14,895,989	14,895,989		14,895,989

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine months ended March 31, 2024
	As previously reported	Restatement adjustments	Reference	As restated
Revenues	$47,598,000	$(151,000)	(b)	$47,447,000
Cost of sales	33,229,000	577,000	(a) (c) (d) (e)	33,806,000

Gross profit	14,369,000	(728,000)		13,641,000

Operating expenses:
Selling and administrative	14,629,000	–		14,629,000
Research and development	4,021,000	(205,000)	(c)	3,816,000
Total operating expenses	18,650,000	(205,000)		18,445,000

Operating loss	(4,281,000)	(523,000)		(4,804,000)

Other income (expense):
Interest income (expense), net	(1,285,000)	–		(1,285,000)

Net loss	$(5,566,000)	$(523,000)		$(6,089,000)

Net loss per share - basic and diluted	$(0.34)	$(0.03)		$(0.37)

Weighted average number of common shares outstanding - basic and diluted	16,510,046	16,510,046		16,510,046

	Nine months ended March 31, 2023
	As previously reported	Restatement adjustments	Reference	As restated
Revenues	$50,085,000	$–		$50,085,000
Cost of sales	37,310,000	486,000	(a) (c) (d)	37,796,000

Gross profit	12,775,000	(486,000)		12,289,000

Operating expenses:
Selling and administrative	13,510,000	–		13,510,000
Research and development	3,567,000	(208,000)	(c)	3,359,000
Total operating expenses	17,077,000	(208,000)		16,869,000

Operating loss	(4,302,000)	(278,000)		(4,580,000)

Other income (expense):
Other income	8,000	–		8,000
Interest income (expense), net	(971,000)	–		(971,000)

Net loss	$(5,265,000)	$(278,000)		$(5,543,000)

Net loss per share - basic and diluted	$(0.33)	$(0.02)		$(0.35)

Weighted average number of common shares outstanding - basic and diluted	16,021,653	16,021,653		16,021,653

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Nine months ended March 31, 2022
	As previously reported	Restatement adjustments	Reference	As restated
Revenues	$27,138,000	$–		$27,138,000
Cost of sales	22,838,000	1,407,000	(a) (c) (d)	24,245,000

Gross profit	4,300,000	(1,407,000)		2,893,000

Operating expenses:
Selling and administrative	11,402,000	–		11,402,000
Research and development	5,768,000	(728,000)	(c)	5,040,000
Total operating expenses	17,170,000	(728,000)		16,442,000

Operating loss	(12,870,000)	(679,000)		(13,549,000)

Other income (expense):
Interest income (expense), net	(86,000)	–		(86,000)

Net loss	$(12,956,000)	$(679,000)		$(13,635,000)

Net loss per share - basic and diluted	$(0.85)	$(0.04)		$(0.89)

Weighted average number of common shares outstanding - basic and diluted	15,254,983	15,254,983		15,254,983

FLUX POWER HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

		Common Stock
	Reference	Shares	Capital Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, as restated, June 30, 2023		16,462,215	$16,000	$98,086,000	$(91,379,000)	$6,723,000
Activity, as reported		16,022	–	276,000	(2,112,000)	(1,836,000)
Adjustments	(a) (b)	–	–	–	(76,000)	(76,000)
Balance, as restated, September 30, 2023		16,478,237	16,000	98,362,000	(93,567,000)	4,811,000

Activity, as reported		54,038	1,000	485,000	(814,000)	(328,000)
Adjustments	(a) (b) (d) (e)	–	–	–	(82,000)	(82,000)
Balance, as restated, December 31, 2023		16,532,275	17,000	98,847,000	(94,463,000)	4,401,000

Activity, as reported		67,408	–	673,000	(2,640,000)	(1,967,000)
Adjustments	(a) (e)	–	–	–	(365,000)	(365,000)
Balance, as restated, March 31, 2024		16,599,683	$17,000	$99,520,000	$(97,468,000)	$2,069,000

		Common Stock
	Reference	Shares	Capital Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, as restated, June 30, 2022		15,996,658	$16,000	$95,732,000	$(83,636,000)	$12,112,000
Activity, as reported		1,678	–	95,000	(2,139,000)	(2,044,000)
Adjustments	(a) (d)	–	–	–	(121,000)	(121,000)
Balance, as restated, September 30, 2022		15,998,336	16,000	95,827,000	(85,896,000)	9,947,000

Activity, as reported		31,142	–	209,000	(1,681,000)	(1,472,000)
Adjustments	(a) (d)	–	–	–	(115,000)	(115,000)
Balance, as restated, December 31, 2022		16,029,478	16,000	96,036,000	(87,692,000)	8,360,000

Activity, as reported		126,954	–	932,000	(1,445,000)	(513,000)
Adjustments	(a) (d)	–	–	–	(42,000)	(42,000)
Balance, as restated, March 31, 2023		16,156,432	$16,000	$96,968,000	$(89,179,000)	$7,805,000

		Common Stock
	Reference	Shares	Capital Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, as restated, June 30, 2021*		13,652,164	$14,000	$79,197,000	$(67,163,000)	$12,048,000
Activity, as reported		2,335,338	2,000	15,876,000	(4,130,000)	11,748,000
Adjustments	(a) (d)	–	–	–	(233,000)	(233,000)
Balance, as restated, September 30, 2021		15,987,502	16,000	95,073,000	(71,526,000)	23,563,000

Activity, as reported		–	–	144,000	(5,077,000)	(4,933,000)
Adjustments	(a) (d)	–	–	–	(302,000)	(302,000)
Balance, as restated, December 31, 2021		15,987,502	16,000	95,217,000	(76,905,000)	18,328,000

Activity, as reported		4,578	–	152,000	(3,749,000)	(3,597,000)
Adjustments	(a) (d)	–	–	–	(144,000)	(144,000)
Balance, as restated, March 31, 2022		15,992,080	$16,000	$95,369,000	$(80,798,000)	$14,587,000

*	June 30, 2021 total shareholders’ equity, as restated, reflects the impact of restatement adjustments related to periods prior to the year ended June 30, 2022. The impact of restatement is a decrease of $958,000 to accumulated deficit at June 30, 2021.

FLUX POWER HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Fiscal Year 2024
	Nine months ended March 31, 2024	Six months ended December 31, 2023	Three months ended September 30, 2023
	Restated	Restated	Restated
Cash flows from operating activities:
Net loss	$(6,089,000)	$(3,084,000)	$(2,188,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	787,000	523,000	261,000
Stock-based compensation	1,233,000	670,000	276,000
Amortization of debt issuance costs	161,000	134,000	81,000
Non-cash lease expense	448,000	296,000	146,000
Inventory write downs	358,000	233,000	113,000
Changes in operating assets and liabilities:
Accounts receivable	(1,668,000)	(3,926,000)	(2,040,000)
Inventories	(1,562,000)	371,000	(546,000)
Other assets	11,000	(65,000)	(215,000)
Accounts payable	1,522,000	489,000	330,000
Accrued expenses	719,000	169,000	601,000
Accrued interest	134,000	128,000	100,000
Office leases payable	(476,000)	(312,000)	(152,000)
Deferred revenue	212,000	179,000	205,000
Customer deposits	(64,000)	150,000	(65,000)
Net cash used in operating activities	(4,274,000)	(4,045,000)	(3,093,000)

Cash flows from investing activities:
Purchases of equipment	(588,000)	(338,000)	(181,000)
Net cash used in investing activities	(588,000)	(338,000)	(181,000)

Cash flows from financing activities:
Proceeds from stock option exercises and employee stock purchase plan exercises	110,000	–	–
Proceeds from revolving line of credit	52,820,000	35,868,000	18,055,000
Payment of revolving line of credit	(49,087,000)	(32,205,000)	(15,981,000)
Payment of finance leases	(110,000)	(75,000)	(40,000)
Net cash provided by financing activities	3,733,000	3,588,000	2,034,000

Net change in cash	(1,129,000)	(795,000)	(1,240,000)
Cash, beginning of period	2,379,000	2,379,000	2,379,000

Cash, end of period	$1,250,000	$1,584,000	$1,139,000

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Common stock issued for vested RSUs	$222,000	$183,000	$–
Warrants issued in connection with borrowing agreements, recorded as debt issuance cost	$92,000	$92,000	$–

Supplemental cash flow information:
Interest paid	$1,000,000	$605,000	$223,000

FLUX POWER HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Fiscal Year 2023
	Nine months ended March 31, 2023	Six months ended December 31, 2022	Three months ended September 30, 2022
	Restated	Restated	Restated
Cash flows from operating activities:
Net loss	$(5,543,000)	$(4,056,000)	$(2,260,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	647,000	371,000	172,000
Stock-based compensation	539,000	304,000	95,000
Amortization of debt issuance costs	445,000	368,000	229,000
Non-cash lease expense	370,000	236,000	117,000
Inventory write downs	191,000	88,000	43,000
Changes in operating assets and liabilities:
Accounts receivable	(1,272,000)	(1,898,000)	(2,987,000)
Inventories	(4,610,000)	(3,097,000)	(2,538,000)
Other assets	11,000	(17,000)	(229,000)
Accounts payable	4,210,000	6,192,000	6,860,000
Accrued expenses	395,000	89,000	9,000
Accrued interest	2,000	–	1,000
Office leases payable	(379,000)	(244,000)	(120,000)
Deferred revenue	(163,000)	(82,000)	184,000
Customer deposits	(40,000)	(146,000)	(165,000)
Net cash used in operating activities	(5,197,000)	(1,892,000)	(589,000)

Cash flows from investing activities:
Purchases of equipment	(753,000)	(344,000)	(352,000)
Proceeds from sale of fixed assets	8,000	8,000	–
Net cash used in investing activities	(745,000)	(336,000)	(352,000)

Cash flows from financing activities:
Proceeds from the issuance of common stock in public offering, net of offering costs	697,000	–	–
Proceeds from revolving line of credit	48,800,000	30,550,000	12,900,000
Payment of revolving line of credit	(43,198,000)	(28,628,000)	(12,138,000)
Payment of finance leases	(52,000)	(22,000)	–
Net cash provided by financing activities	6,247,000	1,900,000	762,000

Net change in cash	305,000	(328,000)	(179,000)
Cash, beginning of period	485,000	485,000	485,000

Cash, end of period	$790,000	$157,000	$306,000

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Initial right of use asset recognition	$855,000	$258,000	$78,000
Common stock issued for vested RSUs	$114,000	$114,000	$5,000

Supplemental cash flow information:
Interest paid	$524,000	$288,000	$99,000

FLUX POWER HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Fiscal Year 2022
	Nine months ended March 31, 2022	Six months ended December 31, 2021	Three months ended September 30, 2021
	Restated	Restated	Restated
Cash flows from operating activities:
Net loss	$(13,635,000)	$(9,742,000)	$(4,363,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	412,000	259,000	123,000
Stock-based compensation	601,000	449,000	200,000
Noncash lease expense	324,000	214,000	106,000
Inventory write downs	482,000	351,000	110,000
Changes in operating assets and liabilities:
Accounts receivable	(3,411,000)	913,000	1,586,000
Inventories	(10,224,000)	(8,886,000)	(3,210,000)
Other assets	(118,000)	(408,000)	(567,000)
Accounts payable	6,186,000	2,064,000	2,123,000
Accrued expenses	(441,000)	(350,000)	(675,000)
Accrued interest	–	1,000	1,000
Office leases payable	(322,000)	(211,000)	(104,000)
Deferred revenue	289,000	116,000	103,000
Customer deposits	519,000	(171,000)	151,000
Net cash used in operating activities	(19,338,000)	(15,401,000)	(4,416,000)

Cash flows from investing activities:
Purchases of equipment	(644,000)	(530,000)	(238,000)
Net cash used in investing activities	(644,000)	(530,000)	(238,000)

Cash flows from financing activities:
Proceeds from the issuance of common stock in registered direct offering, net of offering costs	13,971,000	13,971,000	14,076,000
Proceeds from the issuance of common stock in public offering, net of offering costs	1,602,000	1,602,000	1,602,000
Proceeds from revolving line of credit	3,500,000	3,500,000	–
Net cash provided by financing activities	19,073,000	19,073,000	15,678,000

Net change in cash	(909,000)	3,142,000	11,024,000
Cash, beginning of period	4,713,000	4,713,000	4,713,000

Cash, end of period	$3,804,000	$7,855,000	$15,737,000

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Common stock issued for vested RSUs	$9,700	$–	$–

Supplemental cash flow information:
Interest paid	$86,000	$33,000	$2,000

FLUX POWER HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine months ended March 31, 2024
	As previously reported	Restatement adjustments	Reference	As restated
Cash flows from operating activities:
Net loss	$(5,566,000)	$(523,000)	(a) (b) (d) (e)	$(6,089,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	787,000	–		787,000
Stock-based compensation	1,233,000	–		1,233,000
Fair value of warrants issued as debt discount cost	92,000	(92,000)	(f)	0
Amortization of debt issuance costs	161,000	–		161,000
Non-cash lease expense	448,000	–		448,000
Inventory write downs	13,000	345,000	(a)	358,000
Changes in operating assets and liabilities:
Accounts receivable	(1,755,000)	87,000	(b)	(1,668,000)
Inventories	(1,191,000)	(371,000)	(a) (d)	(1,562,000)
Other assets	(81,000)	92,000	(f)	11,000
Accounts payable	1,315,000	207,000	(b) (d) (e)	1,522,000
Accrued expenses	464,000	255,000	(e)	719,000
Accrued interest	134,000	–		134,000
Office leases payable	(476,000)	–		(476,000)
Deferred revenue	212,000	–		212,000
Customer deposits	(64,000)	–		(64,000)
Net cash used in operating activities	(4,274,000)	–		(4,274,000)

Cash flows from investing activities:
Purchases of equipment	(588,000)	–		(588,000)
Net cash used in investing activities	(588,000)	–		(588,000)

Cash flows from financing activities:
Proceeds from stock option exercises and employee stock purchase plan exercises	110,000	–		110,000
Proceeds from revolving line of credit	52,820,000	–		52,820,000
Payment of revolving line of credit	(49,087,000)	–		(49,087,000)
Payment of finance leases	(110,000)	–		(110,000)
Net cash provided by financing activities	3,733,000	–		3,733,000

Net change in cash	(1,129,000)	–		(1,129,000)
Cash, beginning of period	2,379,000	–		2,379,000

Cash, end of period	$1,250,000	$–		$1,250,000

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Common stock issued for vested RSUs	$222,000	$–		$222,000
Warrants issued in connection with borrowing agreements, recorded as debt issuance cost	$–	$92,000	(f)	$92,000

Supplemental cash flow information:
Interest paid	$1,000,000	$–		$1,000,000

FLUX POWER HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six months ended December 31, 2023
	As previously reported	Restatement adjustments	Reference	As restated
Cash flows from operating activities:
Net loss	$(2,926,000)	$(158,000)	(a) (b) (d) (e)	$(3,084,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	523,000	(92,000)	(f)	523,000
Stock-based compensation	670,000	–		670,000
Fair value of warrants issued as debt discount cost	92,000	(92,000)	(f)	–
Amortization of debt issuance costs	134,000	–		134,000
Non-cash lease expense	296,000	–		296,000
Inventory write downs	(2,000)	235,000	(a)	233,000
Changes in operating assets and liabilities:
Accounts receivable	(3,930,000)	4,000	(b)	(3,926,000)
Inventories	715,000	(344,000)	(a) (d)	371,000
Other assets	(157,000)	92,000	(f)	(65,000)
Accounts payable	286,000	203,000	(b) (d) (e)	489,000
Accrued expenses	109,000	60,000	(e)	169,000
Accrued interest	128,000	–		128,000
Office leases payable	(312,000)	–		(312,000)
Deferred revenue	179,000	–		179,000
Customer deposits	150,000	–		150,000
Net cash used in operating activities	(4,045,000)	–		(4,045,000)

Cash flows from investing activities:
Purchases of equipment	(338,000)	–		(338,000)
Net cash used in investing activities	(338,000)	–		(338,000)

Cash flows from financing activities:
Proceeds from revolving line of credit	35,868,000	–		35,868,000
Payment of revolving line of credit	(32,205,000)	–		(32,205,000)
Payment of finance leases	(75,000)	–		(75,000)
Net cash provided by financing activities	3,588,000	–		3,588,000

Net change in cash	(795,000)	–		(795,000)
Cash, beginning of period	2,379,000	–		2,379,000

Cash, end of period	$1,584,000	$–		$1,584,000

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Common stock issued for vested RSUs	$183,000	$–		$183,000
Warrants issued in connection with borrowing agreements, recorded as debt issuance cost	$-	$92,000	(f)	$92,000

Supplemental cash flow information:
Interest paid	$605,000	$–		$605,000

FLUX POWER HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three months ended September 30, 2023
	As previously reported	Restatement adjustments	Reference	As restated
Cash flows from operating activities:
Net loss	$(2,112,000)	$(76,000)	(a) (b)	$(2,188,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	261,000	–		261,000
Stock-based compensation	276,000	–		276,000
Amortization of debt issuance costs	81,000	–		81,000
Non-cash lease expense	146,000	–		146,000
Inventory write downs	(3,000)	116,000	(a)	113,000
Changes in operating assets and liabilities:
Accounts receivable	(2,050,000)	10,000	(b)	(2,040,000)
Inventories	(496,000)	(50,000)	(a)	(546,000)
Other assets	(215,000)	–		(215,000)
Accounts payable	330,000	–		330,000
Accrued expenses	601,000	–		601,000
Accrued interest	100,000	–		100,000
Office leases payable	(152,000)	–		(152,000)
Deferred revenue	205,000	–		205,000
Customer deposits	(65,000)	–		(65,000)
Net cash used in operating activities	(3,093,000)	–		(3,093,000)

Cash flows from investing activities:
Purchases of equipment	(181,000)	–		(181,000)
Net cash used in investing activities	(181,000)	–		(181,000)

Cash flows from financing activities:
Proceeds from the issuance of common stock in registered direct offering, net of offering costs
Proceeds from revolving line of credit	18,055,000	–		18,055,000
Payment of revolving line of credit	(15,981,000)	–		(15,981,000)
Payment of finance leases	(40,000)	–		(40,000)
Net cash provided by financing activities	2,034,000	–		2,034,000

Net change in cash	(1,240,000)	–		(1,240,000)
Cash, beginning of period	2,379,000	–		2,379,000

Cash, end of period	$1,139,000	$–		$1,139,000

Supplemental cash flow information:
Interest paid	$223,000	$–		$223,000

FLUX POWER HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine months ended March 31, 2023
	As previously reported	Restatement adjustments	Reference	As restated
Cash flows from operating activities:
Net loss	$(5,265,000)	$(278,000)	(a) (d)	$(5,543,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	647,000	–		647,000
Stock-based compensation	539,000	–		539,000
Amortization of debt issuance costs	445,000	–		445,000
Non-cash lease expense	370,000	–		370,000
Inventory write downs	214,000	(23,000)	(a)	191,000
Changes in operating assets and liabilities:		–
Accounts receivable	(1,244,000)	(28,000)	(b)	(1,272,000)
Inventories	(4,911,000)	301,000	(a) (d)	(4,610,000)
Other assets	11,000	–		11,000
Accounts payable	4,182,000	28,000	(b)	4,210,000
Accrued expenses	395,000	–		395,000
Accrued interest	2,000	–		2,000
Office leases payable	(379,000)	–		(379,000)
Deferred revenue	(163,000)	–		(163,000)
Customer deposits	(40,000)	–		(40,000)
Net cash used in operating activities	(5,197,000)	–		(5,197,000)

Cash flows from investing activities:
Purchases of equipment	(753,000)	–		(753,000)
Proceeds from sale of fixed assets	8,000	–		8,000
Net cash used in investing activities	(745,000)	–		(745,000)

Cash flows from financing activities:
Proceeds from the issuance of common stock in public offering, net of offering costs	697,000	–		697,000
Proceeds from revolving line of credit	48,800,000	–		48,800,000
Payment of revolving line of credit	(43,198,000)	–		(43,198,000)
Payment of finance leases	(52,000)	–		(52,000)
Net cash provided by financing activities	6,247,000	–		6,247,000

Net change in cash	305,000	–		305,000
Cash, beginning of period	485,000	–		485,000

Cash, end of period	$790,000	$–		$790,000

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Initial right of use asset recognition	$855,000	$–		$855,000
Common stock issued for vested RSUs	$114,000	$–		$114,000

Supplemental cash flow information:
Interest paid	$524,000	$–		$524,000

FLUX POWER HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six months ended December 31, 2022
	As previously reported	Restatement adjustments	Reference	As restated
Cash flows from operating activities:
Net loss	$(3,820,000)	$(236,000)	(a) (d)	$(4,056,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	371,000	–		371,000
Stock-based compensation	304,000	–		304,000
Amortization of debt issuance costs	368,000	–		368,000
Non-cash lease expense	236,000	–		236,000
Inventory write downs	135,000	(47,000)	(a)	88,000
Changes in operating assets and liabilities:
Accounts receivable	(1,858,000)	(40,000)	(b)	(1,898,000)
Inventories	(3,380,000)	283,000	(a) (d)	(3,097,000)
Other assets	(17,000)	–		(17,000)
Accounts payable	6,152,000	40,000	(b)	6,192,000
Accrued expenses	89,000	–		89,000
Office leases payable	(244,000)	–		(244,000)
Deferred revenue	(82,000)	–		(82,000)
Customer deposits	(146,000)	–		(146,000)
Net cash used in operating activities	(1,892,000)	–		(1,892,000)

Cash flows from investing activities:
Purchases of equipment	(344,000)	–		(344,000)
Proceeds from sale of fixed assets	8,000	–		8,000
Net cash used in investing activities	(336,000)	–		(336,000)

Cash flows from financing activities:
Proceeds from revolving line of credit	30,550,000	–		30,550,000
Payment of revolving line of credit	(28,628,000)	–		(28,628,000)
Payment of finance leases	(22,000)	–		(22,000)
Net cash provided by financing activities	1,900,000	–		1,900,000

Net change in cash	(328,000)	–		(328,000)
Cash, beginning of period	485,000	–		485,000

Cash, end of period	$157,000	$–		$157,000

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Initial right of use asset recognition	$258,000	$–		$258,000
Common stock issued for vested RSUs	$114,000	$–		$114,000

Supplemental cash flow information:
Interest paid	$288,000	$–		$288,000

FLUX POWER HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three months ended September 30, 2022
	As previously reported	Restatement adjustments	Reference	As restated
Cash flows from operating activities:
Net loss	$(2,139,000)	$(121,000)	(a) (d)	$(2,260,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	172,000	–		172,000
Stock-based compensation	95,000	–		95,000
Amortization of debt issuance costs	229,000	–		229,000
Non-cash lease expense	117,000	–		117,000
Inventory write downs	25,000	18,000	(a)	43,000
Changes in operating assets and liabilities:
Accounts receivable	(2,987,000)	–		(2,987,000)
Inventories	(2,641,000)	103,000	(a) (d)	(2,538,000)
Other assets	(229,000)	–		(229,000)
Accounts payable	6,860,000	–		6,860,000
Accrued expenses	9,000	–		9,000
Accrued interest	1,000	–		1,000
Office leases payable	(120,000)	–		(120,000)
Deferred revenue	184,000	–		184,000
Customer deposits	(165,000)	–		(165,000)
Net cash used in operating activities	(589,000)	–		(589,000)

Cash flows from investing activities:
Purchases of equipment	(352,000)	–		(352,000)
Net cash used in investing activities	(352,000)	–		(352,000)

Cash flows from financing activities:
Proceeds from revolving line of credit	12,900,000	–		12,900,000
Payment of revolving line of credit	(12,138,000)	–		(12,138,000)
Net cash provided by financing activities	762,000	–		762,000

Net change in cash	(179,000)	–		(179,000)
Cash, beginning of period	485,000	–		485,000

Cash, end of period	$306,000	$–		$306,000

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Initial right of use asset recognition	$78,000	$–		$78,000
Common stock issued for vested RSUs	$5,000	$–		$5,000

Supplemental cash flow information:
Interest paid	$99,000	$–		$99,000

FLUX POWER HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine months ended March 31, 2022
	As previously reported	Restatement adjustments	Reference	As restated
Cash flows from operating activities:
Net loss	$(12,956,000)	$(679,000)	(a) (d)	$(13,635,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	412,000	–		412,000
Stock-based compensation	601,000	–		601,000
Non-cash lease expense	324,000	–		324,000
Inventory write downs	109,000	373,000	(a)	482,000
Changes in operating assets and liabilities:
Accounts receivable	(3,411,000)	–		(3,411,000)
Inventories	(10,530,000)	306,000	(a) (d)	(10,224,000)
Other assets	(118,000)	–		(118,000)
Accounts payable	6,186,000	–		6,186,000
Accrued expenses	(441,000)	–		(441,000)
Office leases payable	(322,000)	–		(322,000)
Deferred revenue	289,000	–		289,000
Customer deposits	519,000	–		519,000
Net cash used in operating activities	(19,338,000)	–		(19,338,000)

Cash flows from investing activities:
Purchases of equipment	(644,000)	–		(644,000)
Net cash used in investing activities	(644,000)	–		(644,000)

Cash flows from financing activities:
Proceeds from the issuance of common stock in registered direct offering, net of offering costs	13,971,000	–		13,971,000
Proceeds from the issuance of common stock in public offering, net of offering costs	1,602,000	–		1,602,000
Proceeds from revolving line of credit	3,500,000	–		3,500,000
Net cash provided by financing activities	19,073,000	–		19,073,000

Net change in cash	(909,000)	–		(909,000)
Cash, beginning of period	4,713,000	–		4,713,000

Cash, end of period	$3,804,000	$–		$3,804,000

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Common stock issued for vested RSUs	$9,700	$–		$9,700

Supplemental cash flow information:
Interest paid	$86,000	$–		$86,000

FLUX POWER HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six months ended December 31, 2021
	As previously reported	Restatement adjustments	Reference	As restated
Cash flows from operating activities:
Net loss	$(9,207,000)	$(535,000)	(a) (d)	$(9,742,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	259,000	–		259,000
Stock-based compensation	449,000	–		449,000
Non-cash lease expense	214,000	–		214,000
Inventory write downs	169,000	182,000	(a)	351,000
Changes in operating assets and liabilities:
Accounts receivable	913,000	–		913,000
Inventories	(9,239,000)	353,000	(a) (d)	(8,886,000)
Other assets	(408,000)	–		(408,000)
Accounts payable	2,064,000	–		2,064,000
Accrued expenses	(350,000)	–		(350,000)
Accrued interest	1,000	–		1,000
Office leases payable	(211,000)	–		(211,000)
Deferred revenue	116,000	–		116,000
Customer deposits	(171,000)	–		(171,000)
Net cash used in operating activities	(15,401,000)	–		(15,401,000)

Cash flows from investing activities:
Purchases of equipment	(530,000)	–		(530,000)
Net cash used in investing activities	(530,000)	–		(530,000)

Cash flows from financing activities:
Proceeds from the issuance of common stock in registered direct offering, net of offering costs	13,971,000			13,971,000
Proceeds from the issuance of common stock in public offering, net of offering costs	1,602,000	–		1,602,000
Proceeds from revolving line of credit	3,500,000	–		3,500,000
Net cash provided by financing activities	19,073,000	–		19,073,000

Net change in cash	3,142,000	–		3,142,000
Cash, beginning of period	4,713,000	–		4,713,000

Cash, end of period	$7,855,000	$–		$7,855,000

Supplemental cash flow information:
Interest paid	$33,000	$–		$33,000

FLUX POWER HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three months ended September 30, 2021
	As previously reported	Restatement adjustments	Reference	As restated
Cash flows from operating activities:
Net loss	$(4,130,000)	$(233,000)	(a) (d)	$(4,363,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	123,000	–		123,000
Stock-based compensation	200,000	–		200,000
Non-cash lease expense	106,000	–		106,000
Inventory write downs	24,000	86,000	(a)	110,000
Changes in operating assets and liabilities:
Accounts receivable	1,586,000	–		1,586,000
Inventories	(3,357,000)	147,000	(a) (d)	(3,210,000)
Other assets	(567,000)	–		(567,000)
Accounts payable	2,123,000	–		2,123,000
Accrued expenses	(675,000)	–		(675,000)
Accrued interest	1,000	–		1,000
Office leases payable	(104,000)	–		(104,000)
Deferred revenue	103,000	–		103,000
Customer deposits	151,000	–		151,000
Net cash used in operating activities	(4,416,000)	–		(4,416,000)

Cash flows from investing activities:
Purchases of equipment	(238,000)	–		(238,000)
Net cash used in investing activities	(238,000)	–		(238,000)

Cash flows from financing activities:
Proceeds from the issuance of common stock in registered direct offering, net of offering costs	14,076,000	–		14,076,000
Proceeds from the issuance of common stock in public offering, net of offering costs	1,602,000	–		1,602,000
Net cash provided by financing activities	15,678,000	–		15,678,000

Net change in cash	11,024,000	–		11,024,000
Cash, beginning of period	4,713,000	–		4,713,000

Cash, end of period	$15,737,000	$–		$15,737,000

Supplemental cash flow information:
Interest paid	$2,000	$–		$2,000

