Form 10-Q
period 2024-09-30
Flux Power Holdings, Inc.
filed 2025-03-20
CIK 1083743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No ☒

The number of shares of registrant’s common stock outstanding as of March 10, 2025 was 16,682,465.

FLUX POWER HOLDINGS, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2024

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

Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements include, among other things, statements relating to:

●	our ability to continue as a going concern;

●	our ability to comply with the terms of our agreement with Gibraltar Business Capital, LLC (“GBC”) for our credit facility, which we have relied on historically and currently rely on to meet our anticipated capital resources and to fund our operations;

●	the expense, timing and outcome of legal proceedings relating to our accounting practices, financial disclosures and employment policies and practices, which includes, but is not limited to, a pending purported federal securities class action and shareholder derivative lawsuit, certain employment lawsuits and other legal and governmental proceedings, investigations and information requests that may be initiated or that may be asserted;

●	our ability to meet projected revenue targets and generate cash from operations as a result of delays in new orders for our energy storage solutions, reflecting corresponding deferrals of new forklift purchases caused by lower capital spending in the market sector that we serve and interest rate variability affecting certain large customer fleets;

●	our ability to remediate material weaknesses in our controls and procedures and also those identified in our internal control over financial reporting, or to accurately or timely report our financial condition or results of operations, which may adversely affect our business and stock price;

●	our delinquent and untimely filings with the Securities and Exchange Commission and our ability to regain compliance and continue to meet the continued listing standards of the Nasdaq Stock Market;

●	substantial unanticipated costs for accounting, legal and consultancy fees we incurred in connection with the restatements and internal investigation, and we expect to continue to incur additional costs;

●	our ability to secure sufficient funding to support our current and proposed operations;

●	our ability to manage our working capital requirements efficiently;

●	our ability to obtain the necessary funds from our credit facilities;

●	our ability to obtain raw materials and other supplies for our products at existing or competitive prices and on a timely basis;

●	our anticipated growth strategies and our ability to manage the expansion of our business operations effectively;

●	our ability to maintain or increase our market share in the competitive markets in which we do business;

●	our ability to grow our revenue, increase our gross profit margin and become a profitable business;

●	our ability to fulfill our backlog of open sales orders due to delays in the receipt of key component parts and other potential manufacturing disruptions;

●	our ability to keep up with rapidly changing technologies and evolving industry standards, including our ability to achieve technological advances;

●	our dependence on the growth in demand for our products;

●	our ability to compete with larger companies with far greater resources than us;

●	our ability to shift to new suppliers and incorporate new components into our products in a manner that is not disruptive to our business;

●	our ability to obtain and maintain UL Listings and OEM approvals for our energy storage solutions;

●	our ability to diversify our product offerings and capture new market opportunities;

●	our ability to source our needs for skilled labor, machinery, parts, and raw materials economically;

●	our ability to retain and/or successfully recruit key members of our senior management, including but not limited to recruitment of a new chief executive officer;

●	our dependence on our major customers; and

●	the impact of tariffs on our ability to cost-effectively source battery packs and materials used in our products.

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

PART I - Financial Information

Item 1. Financial Statements

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	June 30,
	2024	2024
ASSETS

Current assets:
Cash	$559,000	$643,000
Accounts receivable, net of allowance for credit losses	9,948,000	9,773,000
Inventories, net	15,342,000	16,977,000
Other current assets	1,001,000	945,000
Total current assets	26,850,000	28,338,000

Right of use assets	1,897,000	2,096,000
Property, plant and equipment, net	1,734,000	1,749,000
Other assets	118,000	118,000

Total assets	$30,599,000	$32,301,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$11,215,000	$11,395,000
Accrued expenses	4,848,000	3,926,000
Line of credit	12,041,000	13,834,000
Subordinated debt	1,000,000	–
Deferred revenue	333,000	485,000
Customer deposits	34,000	18,000
Finance leases payable, current portion	160,000	156,000
Office leases payable, current portion	758,000	734,000
Accrued interest	145,000	126,000
Total current liabilities	30,534,000	30,674,000

Long term liabilities:
Finance leases payable, less current portion	71,000	112,000
Office leases payable, less current portion	1,122,000	1,321,000

Total liabilities	31,727,000	32,107,000

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 500,000 shares authorized; none issued and outstanding	–	–
Common stock, $0.001 par value; 30,000,000 shares authorized; 16,682,465 shares issued and outstanding at September 30, 2024 and June 30, 2024	17,000	17,000
Additional paid-in capital	100,236,000	99,889,000
Accumulated deficit	(101,381,000)	(99,712,000)
Total stockholders’ equity (deficit)	(1,128,000)	194,000
Total liabilities and stockholders’ equity (deficit)	$30,599,000	$32,301,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,
	2024	2023
Revenues	$16,125,000	$14,787,000
Cost of sales	10,907,000	10,552,000

Gross profit	5,218,000	4,235,000

Operating expenses:
Selling and administrative	5,115,000	4,725,000
Research and development	1,315,000	1,295,000
Total operating expenses	6,430,000	6,020,000

Operating loss	(1,212,000)	(1,785,000)

Interest income (expense), net	(457,000)	(403,000)

Net loss	$(1,669,000)	$(2,188,000)

Net loss per share - basic and diluted	$(0.10)	$(0.13)

Weighted average number of common shares outstanding - basic and diluted	16,682,465	16,474,754

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

	Common Stock
	Shares	Capital Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at June 30, 2024	16,682,465	$17,000	$99,889,000	$(99,712,000)	$194,000
Stock-based compensation	-	-	347,000	-	347,000
Net loss	-	-	-	(1,669,000)	(1,669,000)
Balance at September 30, 2024	16,682,465	$17,000	$100,236,000	$(101,381,000)	$(1,128,000)

	Common Stock
	Shares	Capital Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at June 30, 2023	16,462,215	$16,000	$98,086,000	$(91,379,000)	$6,723,000
Issuance of common stock - exercised options and warrants	16,022	-	-	-	-
Stock-based compensation	-	-	276,000	-	276,000
Net loss	-	-	-	(2,188,000)	(2,188,000)
Balance at September 30, 2023	16,478,237	$16,000	$98,362,000	$(93,567,000)	$4,811,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(1,669,000)	$(2,188,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	252,000	261,000
Stock-based compensation	347,000	276,000
Amortization of debt issuance costs	41,000	81,000
Non-cash lease expense	160,000	146,000
Inventory write downs	134,000	113,000
Changes in operating assets and liabilities:
Accounts receivable	(297,000)	(2,040,000)
Inventories	1,501,000	(546,000)
Other assets	(97,000)	(215,000)
Accounts payable	(58,000)	330,000
Accrued expenses	922,000	601,000
Accrued interest	19,000	100,000
Office leases payable	(175,000)	(152,000)
Deferred revenue	(152,000)	205,000
Customer deposits	16,000	(65,000)
Net cash provided by (used in) operating activities	944,000	(3,093,000)

Cash flows from investing activities:
Purchases of equipment	(198,000)	(181,000)
Net cash used in investing activities	(198,000)	(181,000)

Cash flows from financing activities:
Proceeds from subordinated debt borrowing	1,000,000	–
Proceeds from revolving line of credit	13,755,000	18,055,000
Payment of revolving line of credit	(15,548,000)	(15,981,000)
Payment of finance leases	(37,000)	(40,000)
Net cash provided by (used in) financing activities	(830,000)	2,034,000

Net change in cash	(84,000)	(1,240,000)
Cash, beginning of period	643,000	2,379,000

Cash, end of period	$559,000	$1,139,000

Supplemental cash flow information:
Interest paid	$368,000	$223,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

NOTE 1 - NATURE OF BUSINESS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) applicable to interim reports of companies filing as a smaller reporting company. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024, filed with the SEC on January 29, 2025. In the opinion of management, the accompanying condensed consolidated interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or any future period. Certain notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Company’s Annual Report on Form 10-K have been omitted. The accompanying unaudited condensed consolidated balance sheet at June 30, 2024 has been derived from the audited balance sheet at June 30, 2024 contained in such Form 10-K.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 3 – Summary of Significant Accounting Policies to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024. There have been no material changes in these policies or their application.

Adopted Accounting Pronouncements

The Company did not adopt any new accounting pronouncements during the three months ended September 30, 2024.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires more detailed income tax disclosures. The guidance requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The standard is effective for the Company’s fiscal year ending June 30, 2026, with early adoption permitted. The Company is evaluating the disclosure requirements related to the new standard.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The standard is effective annually for the Company’s fiscal year ending June 30, 2025 and interim periods thereafter. While early adoption is permitted, the Company has decided not to adopt during the interim period reflected in this quarterly report. The Company is evaluating the disclosure requirements related to the new standard.

Net Loss Per Common Share

The Company calculates basic loss per common share by dividing net loss by the weighted average number of common shares outstanding during the periods. Diluted loss per common share includes the impact from all dilutive potential common shares relating to outstanding convertible securities.

For the three months ended September 30, 2024 and 2023, basic and diluted weighted-average common shares outstanding were 16,682,465 and 16,474,754, respectively. The Company incurred a net loss for the three months ended September 30, 2024 and 2023 and, therefore, basic and diluted loss per share for the periods were the same because all potentially dilutive common share equivalents would have been anti-dilutive. At September 30, 2024 and 2023, potentially dilutive common shares excluded from the calculation of diluted weighted-average common shares outstanding were as follows:

	September 30,
	2024	2023
Stock options	1,520,118	939,170
RSUs	114,666	192,210
Warrants	1,413,110	1,371,914
	3,047,894	2,503,294

Liquidity and Financial Condition

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, substantial doubt about the Company’s ability to continue as a going concern exists.

Historically, the Company’s revenues and operating cash flows have not been sufficient to sustain its operations and the Company has relied on debt and equity financing for additional funds. The Company has incurred an accumulated deficit of $101.4 million through September 30, 2024, and, for the three months ended September 30, 2024, generated cash flows from operations of $0.9 million and incurred a net loss of $1.7 million. As of January 31, 2025, the Company had a cash balance of 0.4 million, $4.9 million available funding under the Gibraltar Business Capital (“GBC”) Credit Facility and $1.0 million available for future draws under the November 2, 2023 subordinated line of credit with Cleveland Capital, L.P. (“Cleveland”).

In addition, the Company’s ability to meet projected revenue targets and generate cash from operations has been impacted by delays in new orders of our energy storage solutions, primarily due to deferrals of new forklift purchases caused by lower capital spending in the market sector that the Company serves and due to interest rate variability affecting capital spending in certain large customer fleets.

Management has evaluated the Company’s expected cash and working capital requirements, which include but are not limited to investments in additional sales and marketing, research and development and capital equipment, and believes the Company’s existing cash and funding available under the GBC Credit Facility and the November 2, 2023 subordinated line of credit with Cleveland, along with the forecasted gross margin, will not be sufficient to meet the Company’s anticipated capital resources to fund planned operations for the next twelve (12) months following the filing date of this quarterly report.

Management is evaluating strategies to improve profitability of operations and to obtain additional funding. These steps include actual and planned price increases for our energy storage solutions, a number of cost-saving initiatives including product cost efficiencies and planned operating cost savings. The planned gross margin improvement tasks include but are not limited to a plan to drive bill of material costs down while increasing price of our products for new orders. We also continue to execute our cost reduction, sourcing and pricing recovery initiatives in efforts to increase our gross margins and improve cash flow from operations. Unforeseen factors in the general economy beyond management’s control could potentially have a negative impact on the planned gross margin improvement plan. Management is continuing to evaluate other sources of capital to fund its operations and growth. However, there can be no assurance that the Company will be able to realize the plans for improved operations or access necessary additional financing when needed to provide sufficient liquidity to continue its operations over the next twelve months. If such liquidity is not available when required, management will be required to curtail investments in new product development, which may have a material adverse effect on future cash flows and results of operations and the Company’s ability to continue operating as a going concern.

The accompanying condensed consolidated financial statements do not include any adjustments that would be necessary should the Company be unable to continue as a going concern and, therefore, be required to liquidate its assets and discharge its liabilities in other than the normal course of business and at amounts that may differ from those reflected in the accompanying condensed consolidated financial statements.

NOTE 3 – INVENTORIES

Inventories consist of the following:

	September 30, 2024	June 30, 2024
Raw materials	$11,584,000	$12,850,000
Work in process	858,000	474,000
Finished goods	2,900,000	3,653,000
	$15,342,000	$16,977,000

NOTE 4 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30, 2024	June 30, 2024
Payroll and bonus accrual	$1,199,000	$471,000
PTO accrual	424,000	437,000
Warranty liability	3,225,000	3,018,000
	$4,848,000	$3,926,000

NOTE 5 – NOTES PAYABLE

Revolving Line of Credit

Gibraltar Business Capital (“GBC”) Credit Facility

On July 28, 2023, the Company entered into a Loan and Security Agreement (the “Agreement”) with GBC. The Agreement provides the Company with a senior secured revolving loan facility for up to $15.0 million (the “Revolving Loan Commitment”). The revolving amount available under the GBC Credit Facility is equal to the lesser of the Revolving Loan Commitment and the borrowing base amount (as defined in the Agreement). The GBC Credit Facility is evidenced by a revolving note, which matures on July 28, 2025 (the “Maturity Date”), unless extended, modified or renewed (the “Revolving Note”). Provided that there is no event of default, the Maturity Date can automatically be extended for a one (1) year period upon payment of a renewal fee for each such extension in the amount of three-quarters of one percent (0.75%) of the Revolving Loan Commitment, which fee will be due and payable on or before the applicable Maturity Date.

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

On November 2, 2023, the Company entered into the First Amendment to Loan and Security Agreement (the “First Amendment”) with Gibraltar Business Capital, LLC (“GBC”), which amended certain definition of the Subordinated Debt referenced in the Loan and Security Agreement dated July 28, 2023 as Subordinated Debt owed by the Company to Cleveland Capital L.P. (“Cleveland”) pursuant to that certain Subordinated Unsecured Promissory Note, dated as of November 1, 2023, in the aggregate principal amount of $2,000,000.

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

The loans and other obligations of the Company under the GBC Credit Facility are secured by substantially all of the tangible and intangible assets of the Company (including, without limitation, intellectual property) pursuant to the terms of the Agreement and the Intellectual Property Security Agreement entered into by and among the Company and GBC on July 28, 2023. During the three months ended September 30, 2024, the Company had multiple drawdowns under the GBC Credit Facility totaling $13.8 million and made multiple repayments totaling $15.5 million. As of September 30, 2024, the outstanding balance under the GBC Credit Facility was approximately $12.0 million, with up to $4.0 million available for future borrowings, subject to borrowing base limitations.

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

On August 30, 2024, GBC agreed to waive the Company’s non-compliance with, and the effects of its non-compliance under, various representations, financial covenants and non-financial covenants relating to our financial restatements (the “August Waiver”). On January 17, 2025, GBC agreed to waive the Company’s non-compliance with, and the effects of our non-compliance under, various representations, financial covenants and non-financial covenants relating to its financial restatements and its failure to maintain the EBITDA Minimum for certain financial periods (the “January Waiver”). As a result of the August Waiver and January Waiver, the Company expects that the revolving credit facility remains available subject to meeting certain lending criteria under the Loan Agreement.

On January 22, 2025, the Company entered into the Fourth Amendment to Loan and Security Agreement (the “Fourth Amendment”) with GBC which amended certain terms of the Loan and Security Agreement dated July 28, 2023, as amended, relating to the EBITDA Minimum financial covenant of the Company. In consideration for the Fourth Amendment, the Company agreed to pay GBC a non-refundable amendment fee of $50,000 in cash, as follows: (i) $25,000 paid on March 1, 2025, and (ii) $25,000 shall be due and payable on April 1, 2025.

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

NOTE 6 - RELATED PARTY DEBT AGREEMENTS

As of September 30, 2024, the Company had $1.0 million of related party debt outstanding. As of June 30, 2024, the Company had no related party debt balance outstanding.

Subordinated Line of Credit Facilities

Cleveland Capital, L.P. Credit Facility

On November 2, 2023, the Company entered into a Credit Facility Agreement (the “Credit Facility”) with Cleveland Capital, L.P., (“Cleveland”). The Credit Facility provides the Company with a line of credit of up to $2,000,000 for working capital purposes (“2023 Subordinated LOC”). In connection with the LOC, the Company issued a subordinated unsecured promissory note for $2,000,000 (the “Commitment Amount”) in favor of Cleveland (the “Note”).

Pursuant to the terms of the Credit Facility, Cleveland agreed to make loans (each such loan, an “Advance”) up to such Lender’s Commitment Amount to the Company from time to time, until August 15, 2025 (the “Due Date”). The Note accrues interest at Secured Overnight Financing Rate plus nine percent (9%) per annum on each Advance from and after the date of disbursement of such Advance. All indebtedness, obligations and liabilities of the Company to Cleveland are subject to the rights of Gibraltar Business Capital, LLC (together with its successors and assigns, “GBC”), pursuant to a Subordination Agreement dated on or about November 2, 2023, by and between Cleveland and GBC (the “Subordination Agreement”). Subject to the Subordination Agreement, the Company may, from time to time, prior to the Due Date, draw down, repay, and re-borrow on the Note, by giving notice to Cleveland of the amount to be requested to be drawn down. Subject to the Subordination Agreement, the Note is payable upon the earlier of (i) the Due Date or (ii) on occurrence of an event of Default (as defined in the Note).

As consideration of Cleveland’s commitment to provide the Advances to the Company, the Company issued Cleveland warrants to purchase 41,196 shares of common stock (the “Warrants”) which rights are represented by a warrant certificate (“Warrant Certificate”). Subject to certain ownership limitations, the Warrants are exercisable immediately from the date of issuance, expire on the five (5) year anniversary of the date of issuance and have an exercise price of $3.24 per share. The exercise price of the Warrants is subject to certain adjustments, including stock dividends, stock splits, combinations and reclassifications of the common stock. In the event of a Triggering Event (as defined in the Warrant Certificate), the holder of the Warrants will be entitled to exercise the Warrants and receive the same amount and kind of securities, cash or property as such holder would have been entitled to receive upon the occurrence of such Triggering Event if such holder had exercised the rights represented by the Warrant Certificate immediately prior to the Triggering Event. Additionally, upon the holder’s request, the continuing or surviving corporation as a result of such Triggering Event will issue to such holder a new warrant of like tenor evidencing the right to purchase the adjusted amount of securities, cash or property and the adjusted warrant price. (See Note 7 – Stockholders’ Equity(Defict).

2022 Subordinated LOC

On May 11, 2022, the Company entered into a Credit Facility Agreement (the “Subordinated LOC”) with Cleveland, Herndon Plant Oakley, Ltd., (“HPO”), and other lenders (together with Cleveland and HPO, the “Lenders”). The Subordinated LOC provides the Company with a short-term line of credit not less than $3,000,000 and not more than $5,000,000, the proceeds of which shall be used by the Company for working capital purposes. In connection with the Subordinated LOC, the Company issued a separate subordinated unsecured promissory note in favor of each respective Lender (each promissory note, a “Note”) for each Lender’s commitment amount (each such commitment amount, a “Commitment Amount”). As of September 30, 2023, Lenders committed to an aggregate commitment of $4,000,000. As of September 30, 2023, the outstanding balance under the Subordinated LOC was $0.

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

Each Note bears an interest rate of 15.0% per annum on each Advance from and after the date of disbursement of such Advance and is payable on (i) the Due Date in cash or shares of common stock of the Company (the “Common Stock”) at the sole election of the Company, unless such Due Date is extended pursuant to the Note, or (ii) on occurrence of an event of Default (as defined in the Note). The Due Date may be extended (i) at the sole election of the Company for one (1) additional year period from the Due Date upon the payment of a commitment fee equal to two percent (2%) of the Commitment Amount to the Lender within thirty (30) days prior to the original Due Date, or (ii) by the Lenders in writing. In addition, each Lender signed a Subordination Agreement by and between the Lenders and SVB dated as of May 11, 2022 (the “Subordination Agreement”) for the purposes of subordinating the right to payment under the Note to SVB’s indebtedness by the Company now outstanding or hereinafter incurred. On December 15, 2022, the Board of Directors of the Company elected to extend the Due Date to December 31, 2023 and the Company paid the Lenders an extension fee in the aggregate amount of $80,000. On July 28, 2023, in conjunction with the concurrent termination of the SVB Revolving LOC and the entry into a new credit facility with Gibraltar Business Capital (“GBC”), each Lender signed a Subordination Agreement by and between the Lenders and GBC dated as of July 28, 2023 (the “GBC Subordination Agreement”) for the purposes of subordinating the right to payment under the Note to GBC’s indebtedness by the Company then incurred and outstanding or thereinafter incurred.

The Subordinated LOC includes customary representations, warranties and covenants by the Company and the Lenders. The Company has also agreed to pay the legal fees of Cleveland’s counsel in an amount up to $10,000. In addition, each Note also provides that, upon the occurrence of a Default, at the option of the Lenders, the entire outstanding principal balance, all accrued but unpaid interest and/or Late Charges (as defined in the Note) at once will become due and payable upon written notice to the Company by the Lenders.

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

On November 2, 2023, the Subordinated LOC was terminated.

NOTE 7 - STOCKHOLDERS’ EQUITY (DEFICIT)

At-The-Market (“ATM”) Offering

On December 21, 2020, the Company entered into a Sales Agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC (“HCW”) to sell shares of its common stock, par value $0.001 (the “Common Stock”) from time to time, through an “at-the-market offering” program (the “ATM Offering”).

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

Warrant detail for the three months ended September 30, 2024 is reflected below:

	Number of Warrants	Weighted Average Exercise Price Per Warrant	Weighted Average Remaining Contract Term (# years)
Warrants outstanding and exercisable at June 30, 2024	1,413,110	$6.14
Warrants issued	-	-
Warrants exercised	-	-
Warrants forfeited and cancelled	-	-
Warrants outstanding and exercisable at September 30, 2024	1,413,110	6.14	2.23

Warrant detail for the three months ended September 30, 2023 is reflected below:

	Number of Warrants	Weighted Average Exercise Price Per Warrant	Weighted Average Remaining Contract Term (# years)
Warrants outstanding and exercisable at June 30, 2023	1,455,119	$6.10
Warrants issued	-	-
Warrants exercised	-	-
Warrants forfeited and cancelled	(83,205)	4.00
Warrants outstanding and exercisable at September 30, 2023	1,371,914	6.23	3.18

Equity Award Plans

On February 17, 2015 the Company’s stockholders approved the 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan offers certain employees, directors, and consultants the opportunity to acquire the Company’s common stock subject to vesting requirements and serves to encourage such persons to remain employed by the Company and to attract new employees. The 2014 Plan allows for the award of the Company’s common stock and stock options, up to 1,000,000 shares of the Company’s common stock. As of September 30, 2024, 99,270 shares of the Company’s common stock were available for future grants under the 2014 Plan.

On April 29, 2021, the Company’s stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan authorizes the issuance of awards for up to 2,000,000 shares of common stock in the form of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock units, restricted stock awards and unrestricted stock awards to officers, directors and employees of, and consultants and advisors to, the Company or its affiliates. As of September 30, 2024, 853,145 shares of the Company’s common stock were available for future grants under the 2021 Plan.

Stock Options

Activity in the Company’s stock options during the three months ended September 30, 2024 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)	Aggregate intrinsic Value	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2024	1,605,060	$4.85
Granted	–	–			$–
Exercised	–	–		$–
Forfeited and cancelled	(84,942)	3.39
Outstanding at September 30, 2024	1,520,118	4.94	7.63	–
Exercisable at September 30, 2024	420,825	8.88	4.55	–

Activity in the Company’s stock options during the three months ended September 30, 2023 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)	Aggregate intrinsic Value	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2023	973,400	$6.44
Granted	–	–			$–
Exercised	–	–		$–
Forfeited and cancelled	(34,230)	8.19
Outstanding at September 30, 2023	939,170	6.40	7.29
Exercisable at September 30, 2023	376,978	10.82	4.62

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

Activity in RSUs during the three months ended September 30, 2024 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2024	114,666	$5.56
Granted	–	–
Vested and settled	–	–
Forfeited and cancelled	–	–
Outstanding at September 30, 2024	114,666	5.56	0.36

Activity in RSUs during the three months ended September 30, 2023 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2023	193,749	$6.09
Granted	–	–
Vested and settled	–	–
Forfeited and cancelled	(1,539)	5.75
Outstanding at September 30, 2023	192,210	6.09	0.74

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

There were no stock purchases under the 2023 ESPP during the three months ended September 30, 2024 and 2023.

Stock-based Compensation

Stock-based compensation expense for the three months ended September 30, 2024 and 2023 represents the estimated fair value of stock options and RSUs at the time of grant, and ESPP shares at the beginning of each offering period, amortized under the straight-line method over the expected vesting period and reduced for estimated forfeitures of options and RSUs. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from original estimates. At September 30, 2024, the aggregate intrinsic value of exercisable stock options was zero.

The following table summarizes stock-based compensation expense for employee and non-employee stock option and RSU grants:

	Three months ended September 30,
	2024	2023
Selling and administrative	$319,000	$216,000
Research and development	28,000	60,000
Total stock-based compensation expense	$347,000	$276,000

At September 30, 2024, the unamortized stock-based compensation expense related to outstanding stock options and RSUs was approximately $1,661,000 and $191,000, respectively, and these amounts are expected to be expensed over the weighted-average remaining recognition period of 1.51 years and 0.50 years, respectively.

NOTE 8 – CONCENTRATIONS

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and unsecured trade accounts receivable. The Company maintains cash balances in non-interest-bearing bank deposit accounts at a California commercial bank. The Company’s cash balance at this institution is secured by the Federal Deposit Insurance Corporation up to $250,000. As of September 30, 2024 and June 30, 2024, the cash balance was approximately $559,000 and $643,000, respectively.

The Company has not experienced any losses in such accounts. Management believes that the Company is not exposed to any significant credit risk with respect to its cash.

Customer Concentrations

During the three months ended September 30, 2024, the Company had three major customers that each represented more than 10% of revenues on an individual basis and together represented approximately $11,413,000 or 71% of total revenues.

During the three months ended September 30, 2023, the Company had three major customers that each represented more than 10% of revenues on an individual basis and together represented approximately $12,555,000 or 85% of total revenues.

Suppliers/Vendor Concentrations

The Company obtains components and supplies included in its products from a group of suppliers. During the three months ended September 30, 2024, the Company had one (1) supplier that accounted for more than 10% of total purchases on an individual basis and represented approximately $3,986,000 or 31% of total purchases.

During the three months ended September 30, 2023, the Company had two (2) suppliers that each accounted for more than 10% of total purchases on an individual basis and together represented approximately $3,386,000 or 30% of total purchases.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

Securities Class Action

On November 1, 2024, plaintiff Asfa Kassam filed a purported federal securities class action complaint in the United States District Court, District of Nevada, captioned Kassam v. Flux Power Holdings, Inc. et al. (Case No. 2:24-cv-02051), against the Company, our Chief Executive Officer, Ronald F. Dutt, and our former Chief Financial Officer, Charles A. Scheiwe. The complaint generally alleges that the defendants made false and misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. The action purports to be brought on behalf of those who purchased or otherwise acquired the Company’s publicly traded securities between November 11, 2022 and September 30, 2024, and seeks unspecified damages and other relief. On January 14, 2025, the court granted an unopposed motion to transfer the case to the Southern District of California for all further proceedings (Case No. 3:25-cv-00113). On February 20, 2025, the court appointed Brandon Paulson to act as lead plaintiff for the putative class. The court set a schedule under which the lead plaintiff will file an amended complaint on or before April 21, 2025, and defendants will file their motion(s) to dismiss on or before May 12, 2025. The case is still in its early stages. Management believes these claims to be meritless and intends to vigorously defend against them.

Shareholder Derivative Action

On January 7, 2025, plaintiff Ronald Pearl filed a purported shareholder derivative complaint in the United States District Court, District of Nevada, captioned Pearl v. Dutt, et al. (Case No. 2:25-cv-00042), against current and former officers and directors of the Company, naming the Company as a nominal defendant. The complaint generally arises out of the same allegations contained in the Kassam securities class action and alleges claims for breach of fiduciary duties and related claims. The action purports to be brought derivatively on behalf of the Company and seeks damages and other various relief. On February 19, 2025, the court granted an unopposed motion to transfer the case to the Southern District of California for all further proceedings (Case No. 3:25-cv-00373).

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

On July 5, 2024, the Employee filed a representative action complaint against the Company and Insperity in San Diego County Superior Court for Violation of Private Attorneys’ General Act (“PAGA”), seeking an unspecified amount of penalties and attorneys’ fees based on allegations that the Company violated certain California employment laws (the “PAGA Proceeding”). On August 8, 2024, the Company filed an answer to the complaint in which the Company denied that any of the asserted claims possessed any merit and contended that certain of the asserted claims were subject to binding arbitration.

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

On January 25, 2024, a former CPM, LTD Inc. (“CPM”) employee filed a complaint against CPM, a third-party staffing service provider, Flux Power, Inc., and Flux Power Holdings, Inc. (collectively, the “Defendants”) in San Diego County Superior Court for claims including harassment, failure to prevent harassment, retaliation, wrongful termination, failure to provide meal periods and rest breaks, failure to provide accurate wage statements, and failure to pay wages at separation. CPM is a San Diego based staffing company that provided employees (including the plaintiff) to the Company. The plaintiff has alleged that the Company and CPM were “joint employers” to the plaintiff under California law and are jointly liable for the plaintiff’s claims. The plaintiff is seeking an unspecified amount of unpaid wages, statutory penalties, emotional distress damages, punitive damages, and attorneys’ fees from Defendants. On June 21, 2024, the Company filed an answer to the complaint in which the Company denied that any of the asserted claims possessed any merit and contended that certain of the asserted claims were subject to binding arbitration. This case was settled for an immaterial amount.

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

Total rent expense, including the Company’s portion of common area maintenance and other costs allocated between tenants, was approximately $232,000 and $238,000 for the three months ended September 30, 2024 and 2023, respectively.

Finance Leases

The Company’s leased properties as of September 30, 2024 are as follows:

Lease Date	Property Leased	Lease Term (months)	Commencement Date	Monthly Lease Payment(1)
9/2/2022	Vehicle	60	9/10/2022	$1,200
10/17/2022	Manufacturing equipment	36	10/17/2022	$5,500
1/24/2023	Manufacturing equipment	36	1/24/2023	$6,700
3/2/2023	Manufacturing equipment	36	3/2/2023	$1,000

(1)	Excludes sales tax and other fees.

Lease costs are amortized on a straight-line basis over their respective lease terms. Depreciation expense related to leased assets was approximately $38,000 for the three months ended September 30, 2024 and 2023. Interest expense on leased liabilities was approximately $5,000 for the three months ended September 30, 2024 and 2023.

Future Minimum Lease Payments as of September 30, 2024 are as follows:

	Operating Leases	Finance Leases
Years ending June 30,
2025 (remaining nine months)	$664,000	$130,000
2026	910,000	85,000
2027	433,000	15,000
2028	64,000	21,000
2029	-	-
Total future minimum lease payments	2,071,000	251,000
Less: discount	(191,000)	(20,000)
Total lease liability	1,880,000	231,000
Less: leases payable, current portion	(758,000)	(160,000)
Leases payable, noncurrent portion	$1,122,000	$71,000

NOTE 10 - SUBSEQUENT EVENTS

Waiver to Loan and Security Agreement with Gibraltar Business Capital

The filing of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 with the SEC was due on September 30, 2024 but was not filed until January 29, 2025. The Company’s failure to file its Annual Report in a timely manner resulted in an event of default with respect to a covenant under the Loan and Security Agreement with GBC to timely deliver a copy of the Company’s annual audited financial statements. Additionally, the Company notified GBC that it appeared likely that as a result of the restatement it would fail to maintain the EBITDA covenant for the trailing three (3) month periods ended May 31, 2024 and July 31, 2024, or Default. On January 17, 2025, the Company received a Waiver, which waived the Defaults, subject to satisfaction of the following conditions: (i) receipt of a counterpart of the Waiver duly executed by the Company; and (ii) receipt of the waiver fee of $25,000; and (iii) receipt of the representations and warranties from the Company that after giving effect to the Waiver, the representations and warranties contained in the Agreement, the Waiver and the other Loan Documents shall be true and correct; and (iv) after giving effect to the Waiver, no additional event of default shall have occurred and be continuing on and as of the effective date of the Waiver.

Amendment to Loan and Security Agreement with Gibraltar Business Capital

On January 22, 2025, we entered into Amendment No. 4 to Loan and Security Agreement (the “Fourth Amendment”) with GBC which amended certain terms of the Loan and Security Agreement dated July 28, 2023, as amended, relating to the EBITDA Minimum financial covenant of the Company. In consideration for the Fourth Amendment, the Company agreed to pay GBC a non-refundable amendment fee of $50,000 in cash, as follows: (i) $25,000 paid on March 1, 2025, and (ii) $25,000 shall be due and payable on April 1, 2025.

Management and Board of Director Changes

On March 10 2025, Mr. Ronald F. Dutt notified the Company’s Board of Directors of his decision to retire and resign from his position as director, Chairman of the Board, Chief Executive Officer and President of the Company and its wholly owned subsidiary, Flux Power, Inc., effective March 10, 2025. In connection with Mr. Dutt’s retirement, the Board appointed Mr. Dale T. Robinette as the new Chairman of the Board, effective March 10, 2025. Mr. Robinette also currently serves as an independent director, lead independent director, chairperson of the Compensation Committee, and a member of both the Audit Committee and the Nominating and Governance Committee. In addition, the Board appointed Mr. Krishna Vanka as director, Chief Executive Officer and President of the Company and Flux Power, effective March 10, 2025.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information which management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. The discussion should be read in conjunction with the unaudited interim condensed consolidated Financial Statements and Notes hereto and Part II, Item 7, Management’s Discussion and Analysis of Financial condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

Business Overview

We design, develop, manufacture, and sell a portfolio of advanced lithium-ion energy storage solutions for electrification of a range of industrial and commercial sectors which include material handling and airport ground support equipment (“GSE”). We believe our mobile energy storage solutions provide our customers a reliable, high performing, cost effective, and more environmentally friendly alternative as compared to traditional lead acid and propane-based solutions. Our modular and scalable design allows different configurations of lithium-ion energy storage solutions to be paired with our proprietary wireless battery management system to provide the level of energy storage required and “state of the art” real time monitoring of pack performance. We believe that the increasing demand for lithium-ion energy storage solutions and more environmentally friendly energy storage solutions in the material handling sector should continue to drive our revenue growth.

Our long-term strategy is to meet the rapidly growing demand for lithium-ion energy solutions and to be the supplier of choice, targeting large companies having energy storage needs. We have established selling relationships with customers with large fleets of forklifts and GSE. We intend to reach this goal by investing in research and development to expand our product mix, by expanding our sales and marketing efforts, improving our customer support efforts and improving production efficiencies. Our research and development efforts will continue to focus on providing adaptable, reliable and cost-effective energy storage solutions for our customers. We have filed three new patents on advanced technology related to lithium-ion energy storage solutions. The technology behind these pending patents is designed to:

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

The following table summarizes the new orders, shipments, and backlog activities for the last six (6) fiscal quarters:

Fiscal Quarter Ended	Beginning Backlog	New Orders	Shipments	Ending Backlog
June 30, 2023	$25,016,000	$19,780,000	$16,403,000	$28,393,000
September 30, 2023	$28,393,000	$8,102,000	$14,787,000	$21,708,000
December 31, 2023	$21,708,000	$26,552,000	$18,203,000	$30,057,000
March 31, 2024	$30,057,000	$4,030,000	$14,457,000	$19,630,000
June 30, 2024	$19,630,000	$11,614,000	$13,377,000	$17,867,000
September 30, 2024	$17,867,000	$19,451,000	$16,125,000	$21,193,000

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

As of February 28, 2025, our order backlog was approximately $19.5 million and, in part, reflects current delays in orders of new forklifts due to a general slowing of capital spending by our customers.

Business Updates

We have experienced some delays in new orders of our energy storage solutions due to corresponding deferrals of new forklift purchases mainly caused by lower capital spending in the market sector that we serve and due to interest rate variability affecting capital spending by certain large customer fleets. While we have had very few cancellations of existing purchase orders, some customers have extended their orders to later periods. Causal rationale for delays is speculative and not definitive, but some customer feedback indicates concerns over the economy and the uncertainty of interest rates, as well as broader geopolitical uncertainty. The impact of order deferrals has required additional selling strategies to support our targeted sales trajectory.

We have seen improvements in our sourcing and purchasing activity, reflecting our efforts to expand and optimize our vendor strategy. Additional improvements include more secondary sources to minimize stock-outs, lower costs from increasing sources, and controlled delivery times, as reflected in our current inventory levels. With strategic supply chain and profitability improvement initiatives, lower costs and higher volume purchasing, we are targeting gross margin improvement to continue. We are highly focused on expanding sales and marketing initiatives to secure new customer relationships and support continued migration to lithium of current customers. We recently have added our second “tier one” OEM private label battery program to supplement our strong OEM relationships and approvals. This collaboration marks a significant milestone for our S-Series line, which now includes products with the UL Type EE certification, which provides added safety and durability. We are also working with our distribution network to expand customer acquisition with direct-to-customer initiatives.

We are also expanding our deployment of our telemetry solution providing customers with state of health, better asset management, and a platform for more timely management of service and maintenance requirements.

We also announced a new partnership aimed at enhancing the recycling process for end-of-life lithium-ion batteries with the largest critical battery components recycling company in the U.S. This collaboration represents a significant step forward in our ongoing commitment to environmental responsibility.

Nasdaq Stock Market Notices

On January 31, 2025, the Company received a notice (the “January Notice”) from The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that based on its stockholders’ equity of $194,000 as reported in its Form 10-K for the fiscal year ended June 30, 2024, the Company is no longer in compliance with Nasdaq Listing Rule 5550(b)(1), which requires the Company to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing on Nasdaq (the “Stockholders’ Equity Requirement”).

Pursuant to the January Notice, the Company had 45 calendar days from the date of the January Notice, or until March 17, 2025, to submit a plan to regain compliance. On March 17, 2025, the Company filed its plan (the “Stockholders’ Equity Compliance Plan”) with Nasdaq to regain compliance with the Stockholders’ Equity requirement, including requesting an extension through July 30, 2025, which is 180 days from the date of the Stockholders’ Equity Notice to regain compliance of the Stockholders’ Equity Requirement. In the event the plan is not accepted by Nasdaq, or in the event the plan is accepted by Nasdaq and the 180-day extension period is granted, but the Company fails to regain compliance within such plan period, the Company would have the right to a hearing before an independent panel. The hearing request would stay any suspension or delisting action pending the conclusion of the hearing process and the expiration of any additional extension period granted by the panel following the hearing. The Company intends to take all reasonable measures available to regain compliance under the Nasdaq Listing Rules and to remain listed on Nasdaq.

On February 21, 2025, the Company received an additional notice (the “February Notice”) from the Nasdaq Listing Qualifications Department (the “Staff”) stating that because the Company had not yet filed its Form 10-Q for the period ended December 31, 2024 (the “December Form 10-Q”) and because the Company remains delinquent in filing its Form 10-Q for the period ended September 30, 2024 (the “September Form 10-Q” and together with the December Form 10-Q, the “Delinquent Reports”), the Company does not comply with Nasdaq Listing Rule 5250(c)(1) (the “Listing Rule”), which requires Nasdaq-listed companies to timely file all required periodic financial reports with the Securities and Exchange Commission, and required the Company to submit an update to its original plan to regain compliance with the Listing Rule.

If Nasdaq accepts the Company’s update to its original plan to regain compliance, then Nasdaq may grant the Company up to 180 calendar days from the due date of the initial delinquent filing, the Form 10-K for the fiscal year ended June 30, 2024, or until April 14, 2025, to file the Delinquent Reports to regain compliance. The Company submitted its update to its original plan to Nasdaq on February 25, 2025, including its plan to file the Delinquent Reports by no later than April 14, 2025.

If Nasdaq does not accept the Company’s Stockholders’ Equity Compliance Plan and the Company fails to prevail in its appeal to Nasdaq, or if the Company fails to comply with the Nasdaq listing requirements and does not regain compliance, the Company’s common stock will be subject to delisting by Nasdaq. In the event our common stock is delisted, our stock price and market liquidity of our stock will be adversely affected which will impact the ability of the Company’s stockholders to sell securities in the market. Further, delisting from Nasdaq could also have other negative effects, including potential loss of confidence by partners.

The February Notice states that as a result of this additional delinquency, the Company must submit an update to its original plan to regain compliance with respect to the filing requirement. If Nasdaq accepts the Company’s update to its original plan to regain compliance, then Nasdaq may grant the Company up to 180 calendar days from the due date of the initial delinquent filing, the Form 10-K for the fiscal year ended June 30, 2024, or until April 14, 2025, to file the Delinquent Reports to regain compliance. The February Notice has no immediate effect on the listing of the Company’s common stock on Nasdaq. The Company submitted its update to its original plan to Nasdaq on February 25, 2025, including its plan to file the Delinquent Reports by no later than April 14, 2025.

There can be no assurances that the Company will be able to regain compliance with the Stockholders’ Equity Requirement or that the Company will otherwise be in compliance with all applicable requirements for continued listing on the Nasdaq. In the event our common stock is delisted, our stock price and market liquidity of our stock will be adversely affected which will impact the ability of the Company’s stockholders to sell securities in the market. Further, delisting from Nasdaq could also have other negative effects, including potential loss of confidence by partners, lenders, suppliers and employees.

Management and Board of Directors Changes

On March 10 2025, Mr. Ronald F. Dutt, our former chairman and Chief Executive Officer, notified the Company’s Board of Directors (the “Board”) of his decision to retire and resign from his position as director, Chairman of the Board, Chief Executive Officer and President of the Company and its wholly owned subsidiary, Flux Power, Inc. (“Flux Power”), effective March 10, 2025. Mr. Dutt’s stepping down is for personal reasons and not due to any disagreement with the Company’s management team or the Company’s Board on any matter relating to the operations, policies or practices of the Company or any issues regarding the Company’s accounting policies or practices.

In connection with Mr. Dutt’s retirement, the Board appointed Mr. Dale T. Robinette as the new Chairman of the Board, effective March 10, 2025. Mr. Robinette also currently serves as an independent director, lead independent director, chairperson of the Compensation Committee, and a member of both the Audit Committee and the Nominating and Governance Committee. In addition, the Board appointed Mr. Krishna Vanka as director, Chief Executive Officer and President of the Company and Flux Power, effective March 10, 2025.

Employment Agreement with Mr. Vanka

On March 10, 2025, the Company entered into an executive employment agreement with Mr. Vanka, pursuant to which he will serve as the Chief Executive Officer and President of the Company (the “Employment Agreement”). Pursuant to the terms of the Employment Agreement, Mr. Vanka will receive an annual base salary of $400,000, subject to annual performance reviews by the Board or Compensation Committee. As an initial incentive for achieving key financial milestones, Mr. Vanka will be awarded a cash bonus of $100,000 if the Company’s average EBITDA is net positive over the next nine months (end of the calendar year). Beginning fiscal year 2026, Mr. Vanka will have the ability to achieve a cash bonus of up to 150% of base salary based on budget performance goals as determined by the Board or the Compensation Committee. Beginning fiscal year 2026, Mr. Vanka will be granted time-based restricted stock units (“Time RSUs”) equivalent to 50% of his base salary, vesting in three (3) equal annual installments over three (3) years. He will also be eligible for performance-based restricted stock units (“PSUs”), with a target of 50% of his base salary and a maximum of 150%, based on budget performance goals. Any earned PSUs will cliff-vest on the third (3rd) anniversary of the grant date.

Additionally, the Employment Agreement provides that Mr. Vanka may be terminated at any time by the Company with or without cause. If Mr. Vanka is terminated without cause or upon a Change in Control (as defined in the Employment Agreement), he will receive: (a) twelve (12) months of base salary paid in a lump sum; and (b) twelve (12) months of continued life, medical and dental insurance coverage, with the Company covering the cost subject to the same employee contribution as active employees. Additionally, in the event of a Change in Control termination, Time RSUs and any PSUs, for which the performance criteria are satisfied, will be subject to double-trigger acceleration. Mr. Vanka is subject to a non-compete obligation during the term of his employment and confidentiality obligations that extend beyond termination. The Employment Agreement also includes other customary clauses and arrangements.

Amendment to Employment Agreement and Separation and Release with Mr. Dutt

To ensure a smooth transition, on March 10, 2025, the Company entered into an Amendment to Mr. Dutt’s Amended and Restated Employment Agreement, dated February 17, 2021 (the “Amendment to Dutt Employment Agreement,” and together with the Amended and Restated Employment Agreement, the “Dutt Employment Agreement”). Under this amendment, Mr. Dutt may provide services and answer questions on an as-needed basis as a senior advisor and will be compensated based on his current monthly salary in the amount of $32,187.50 through March 2025, unless terminated earlier pursuant to its terms. Mr. Dutt will report to the Chief Executive Officer or his designee.

In addition, the Company and Mr. Dutt also agreed to enter into a separation and release agreement (“Separation Agreement”), which includes the contemplated terms of the payments and benefits in exchange for the release and other agreements set forth therein (the “Severance Benefits”) with Mr. Dutt, including: (a) a cash severance payment of $386,250.02, equivalent to twelve (12) months of his base salary as of the Resignation Date to be paid pro ratably over twelve (12) months; and (b) a monthly cash payment for twelve (12) months in an amount of $4,034.20 for health insurance coverage. Mr. Dutt’s Separation Agreement includes a customary general release of claims in favor of the Company and certain related parties.

Segment and Related Information

We operate as a single reportable segment.

Results of Operations and Financial Condition

The following table represents our unaudited condensed consolidated statement of operations for the three months ended September 30, 2024 and 2023.

	Three months ended September 30
	2024		2023
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$16,125,000	100%	$14,787,000	100%
Cost of sales	10,907,000	68	10,552,000	71
Gross profit	5,218,000	32	4,235,000	29

Operating expenses:
Selling and administrative	5,115,000	32	4,725,000	32
Research and development	1,315,000	8	1,295,000	9
Total operating expenses	6,430,000	40	6,020,000	41

Operating loss	(1,212,000)	(7)	(1,785,000)	(12)

Interest income (expense), net	(457,000)	(3)	(403,000)	(3)

Net loss	$(1,669,000)	(10)%	$(2,188,000)	(15)%

Revenues

Revenues for the quarter ended September 30, 2024 were $16,125,000 versus $14,787,000 for the quarter ended September 30, 2023. The increase of $1,338,000 or 9% was primarily driven by an increase in shipments into the Ground Support Equipment market at higher average selling prices compared to the same period in the prior year. This was partially offset by a reduction in shipments to the Material Handling market.

Cost of Sales

Cost of sales for the quarter ended September 30, 2024 was $10,907,000 or 68% of revenue versus $10,552,000 or 71% of revenue for the quarter ended September 30, 2023. The increase in cost of sales was directly associated with an increase in the number of units of energy storage packs sold during the current quarter. The decline in cost of sales as a percent of revenue of 300 basis points is driven by an increase in average selling prices in the Ground Support Equipment market partially offset by an increase in warranty costs.

Gross Profit

Gross profit for the quarter ended September 30, 2024 was $5,218,000 or 32% of revenue versus $4,235,000 or 29% of revenue for the quarter ended September 30, 2023. The 300 basis point increase in gross profit margin (gross profit as a percent of revenues) was primarily driven by an increase in average selling prices in the Ground Support Equipment market, partially offset by an increase in warranty costs.

Selling and Administrative Expenses

Selling and administrative expenses for the quarter ended September 30, 2024 were $5,115,000 versus $4,725,000 for the quarter ended September 30, 2023. The increase of $390,000 or 8% was primarily attributable to stock-based compensation and professional services associated with the restatement of previously issued financial statements.

Research and Development Expense

Research and development expenses for the quarter ended September 30, 2024 were $1,315,000 versus $1,295,000 for the quarter ended September 30, 2023. Research and Development expenditures by expense type were consistent between the two periods.

Interest Income (Expense), net

Interest income (expense), net for the quarter ended September 30, 2024 was $457,000 versus $403,000 for the quarter ended September 30, 2023. Interest income (expense), net for the quarter ended September 30, 2024 increased by $54,000 or 13%. The increase in interest income (expense), net was primarily related to higher balances outstanding under our credit facility.

Net Loss

Net loss for the quarter ended September 30, 2024, was $1,669,000 versus $2,188,000 for the quarter ended September 30, 2023. The decrease in net loss for the three months ended September 30, 2024 was primarily attributable to increased gross profit, which was partially offset by increases in operating expenses and interest expense.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA is calculated by taking net loss and adding back the expenses related to interest, income taxes, depreciation, amortization and stock-based compensation, each of which has been calculated in accordance with GAAP. Adjusted EBITDA was a loss of $613,000 for the quarter ended September 30, 2024, an increase of $635,000 compared to a loss of $1,248,000 for the quarter ended September 30, 2023.

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

A reconciliation of our Adjusted EBITDA to net loss is included in the table below:

	Three months ended September 30,
	2024	2023
Net loss	$(1,669,000)	$(2,188,000)
Add/Subtract:
Interest, net	457,000	403,000
Income tax provision	-	-
Depreciation and amortization	252,000	261,000
EBITDA	(960,000)	(1,524,000)
Add/Subtract:
Stock-based compensation	347,000	276,000
Adjusted EBITDA	$(613,000)	$(1,248,000)

Liquidity and Capital Resources

Overview

To date, our business has not generated sufficient cash to fund our operations. However, given our existing backlog, we anticipate that revenue growth coupled with improvement in our gross margin and lower operating expenses will move us closer to profitability and improve our cash flow. Our gross margin improvement plan includes, but is not limited to, efforts to reduce product costs while increasing the price of our products for new orders. We received new orders during the three months ended September 30, 2024 of approximately $19.5 million.

As of September 30, 2024, we had an existing cash balance of $0.6 million, $4.0 million available under our $16.0 million GBC Credit Facility, subject to borrowing base limitations, and $1.0 million available from Cleveland Capital under our $2.0 million 2023 Subordinated LOC.

On January 22, 2025, we entered into Amendment No. 4 to the Loan and Security Agreement (the “Fourth Amendment”) with GBC which amended certain terms of the Loan and Security Agreement dated July 28, 2023, as amended, relating to the EBITDA Minimum financial covenant of the Company. In consideration for the Fourth Amendment, we agreed to pay GBC a non-refundable amendment fee of $50,000 in cash, as follows: (i) $25,000 paid on March 1, 2025, and (ii) $25,000 shall be due and payable on April 1, 2025.

As of January 31, 2025, we believe our cash balance of $0.4 million, together with $4.9 million available under our $16.0 million revolving line of credit with GBC, subject to borrowing base limitations, and $1.0 million available under the subordinated line of credit (“Subordinated LOC”) through August 2025, will not be sufficient to meet our anticipated capital resources to fund planned operations for the next twelve (12) months. See “Future Liquidity Needs” below and Liquidity and Financial Condition in Note 2 – Summary of Significant Accounting Policies to the unaudited condensed consolidated financial statements for additional information

Cash Flows

Cash Flow Summary

	Three months ended September 30,
	2024	2023
Net cash provided by (used in) operating activities	$944,000	$(3,093,000)
Net cash used in investing activities	(198,000)	(181,000)
Net cash provided by (used in) financing activities	(830,000)	2,034,000
Net change in cash	$(84,000)	$(1,240,000)

Operating Activities

Net cash provided by operating activities was $944,000 for the three months ended September 30, 2024, which consisted of $1,679,000 provided by changes in operating assets and liabilities and $934,000 of non-cash operating costs, partially offset by net loss of $1,669,000. The primary changes in operating assets and liabilities were a decrease in inventories and an increase in accounts payable and accrued expenses combined, partially offset by reductions in deferred revenue and customer deposits.

Net cash used in operating activities was $3,093,000 for the three months ended September 30, 2023, which consisted of net loss of $2,188,000 and $1,782,000 used in changes in operating assets and liabilities, partially offset by $877,000 of non-cash operating costs. The primary changes in operating assets and liabilities were increases in accounts receivable, inventories and other assets, partially offset by reductions in accounts payable and accrued expenses combined and deferred revenue.

Investing Activities

Net cash used in investing activities for the three months ended September 30, 2024 was $198,000, which consisted primarily of equipment purchases.

Net cash used in investing activities for the three months ended September 30, 2023 was $181,000, which consisted primarily of equipment purchases.

Financing Activities

Net cash used in financing activities for the three months ended September 30, 2024 was $830,000, which primarily consisted of $1,793,000 in net repayments under the working capital line of credit, partially offset by $1,000,000 of subordinated debt borrowings.

Net cash provided by financing activities for the three months ended September 30, 2023 was $2,034,000, which primarily consisted of $2,074,000 in net borrowing under the working capital line of credit.

Future Liquidity Needs

We have evaluated our expected cash and working capital requirements, which include, but are not limited to, investments in additional sales and marketing, research and development and capital equipment and have determined that our existing cash resources are not sufficient to meet our anticipated needs for the next twelve (12) months following the filing date of this quarterly report.

As of January 31, 2025, we had a cash balance of $0.4 million, available funding under our GBC Credit Facility for up to $4.9 million, subject to borrowing base limitations, and additional borrowing capacity under our 2023 Subordinated LOC of $1.0 million. Our operations have relied on our ability to successfully maintain and draw on our credit facilities. Our ability to draw funds from the GBC Credit Facility is subject to certain restrictions, covenants and borrowing base limitations. In light of the recent Default under the GBC Credit Facility, the financial covenants in the Agreement were modified to help prevent future defaults.

In addition, our ability to meet projected revenue targets and generate cash from operations has been impacted by delays in new orders of our energy storage solutions, primarily due to deferrals of new forklift purchases caused by lower capital spending in the market sector that we serve and due to interest rate variability affecting capital spending in certain large customer fleets.

Furthermore, should there be any delays in the receipts of key component parts, due in part to supply change disruptions, our ability to fulfill the backlog of sales orders will be negatively impacted resulting in lower availability of cash resources from operations. In that event, we may be required to raise additional funds by issuing equity, convertible debt securities or other forms of indebtedness. If such funds are not available when required, management will be required to curtail investments in new product development, which may have a material adverse effect on future cash flows and results of operations and our ability to continue operating as a going concern.

Our failure to timely file our fiscal 2024 annual report on Form 10-K and subsequent fiscal 2025 interim quarterly reports on Form 10-Q means that we currently are ineligible to use a registration statement on Form S-3. We will not be eligible to use a registration statement on Form S-3 again until we have timely filed all materials and reports required to be filed pursuant to Section 13, 14 or 15(d) of the Securities Exchange Act of 1934 for a period of at least twelve (12) calendar months immediately preceding the filing of a new registration statement on Form S-3. The inability to use a Form S-3 registration statement will limit our ability to raise capital through sales of our securities and would require us to file a Form S-1, which would require additional effort to complete. To the extent that we raise additional funds by issuing equity, equity-linked or convertible debt securities, our stockholders may experience dilution and such financing may involve restrictive covenants and could be costly.

These events and circumstances raise substantial doubt about our ability to continue as a going concern for the next twelve (12) months following the filing date of this quarterly report. See Liquidity and Financial Condition in Note 2 – Summary of Significant Accounting Policies to the unaudited condensed consolidated financial statements for additional information.

Critical Accounting Policies

The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 filed with the SEC on January 29, 2025.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2024 because of the material weaknesses identified in our internal controls over financial reporting.

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

As part of its ongoing remedial efforts to strengthen controls and procedures, during the quarter ended March 31, 2024 management engaged a financial consultant with extensive technical accounting expertise to provide technical accounting advice regarding certain complex transactions. In early March 2024, the Company strengthened its internal financial expertise by hiring a new Chief Financial Officer with over 20 years of experience with publicly traded companies and finance and accounting and who also served as an auditor for 10 years with Ernst & Young LLP, where he became a certified public accountant. In May 2024, the Company engaged an external financial consulting firm with extensive technical accounting expertise in SEC Reporting. In addition, in August 2024, the Company engaged an external financial consulting firm to assist the Company with technical accounting matters.

Under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of June 30, 2024, continuing through September 30, 2024, due to previously identified material weaknesses resulting from having insufficient personnel resources with technical accounting expertise related to certain aspects of the financial reporting process.

After re-evaluation, the Company’s management has concluded that in connection with restatement and due to a lack of sufficiently designed controls that support an effective assessment of our internal controls relating to the prevention of fraud and possible management override of controls, this represents an additional material weakness in the Company’s disclosure controls and procedures and the Company’s internal control over financial reporting. To address this material weakness, management plans to continue to devote significant effort and resources to the remediation and improvement of the Company’s internal control over financial reporting. While the Company has processes to account for its inventory, under the leadership of the Company’s new Chief Financial Officer, the Company intends to strengthen its internal processes and procedures over inventory management and reporting. The Company has begun updating its processes and controls around inventory obsolescence, the timing of its internal inventory audits and implementation of other measures. In addition, in August 2024, the Company also engaged an external financial consulting firm with extensive technical accounting expertise to assist with the analysis of prior periods, along with an independent law firm to conduct an internal review of the events and activities leading to errors in the financial statements.

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

Change in Internal Control over Financial Reporting

Except as discussed above, there have been no changes in the Company’s internal controls over financial reporting during the fiscal quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Securities Class Action

On November 1, 2024, plaintiff Asfa Kassam filed a purported federal securities class action complaint in the United States District Court, District of Nevada, captioned Kassam v. Flux Power Holdings, Inc. et al. (Case No. 2:24-cv-02051), against the Company, our Chief Executive Officer, Ronald F. Dutt, and our former Chief Financial Officer, Charles A. Scheiwe. The complaint generally alleges that the defendants made false and misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. The action purports to be brought on behalf of those who purchased or otherwise acquired the Company’s publicly traded securities between November 11, 2022 and September 30, 2024, and seeks unspecified damages and other relief. On January 14, 2025, the court granted an unopposed motion to transfer the case to the Southern District of California for all further proceedings (Case No. 3:25-cv-00113). On February 20, 2025, the court appointed Brandon Paulson to act as lead plaintiff for the putative class. The court set a schedule under which the lead plaintiff will file an amended complaint on or before April 21, 2025, and defendants will file their motion(s) to dismiss on or before May 12, 2025. The case is still in its early stages. Management believes these claims to be meritless and intends to vigorously defend against them.

Shareholder Derivative Action

On January 7, 2025, plaintiff Ronald Pearl filed a purported shareholder derivative complaint in the United States District Court, District of Nevada, captioned Pearl v. Dutt, et al. (Case No. 2:25-cv-00042), against current and former officers and directors of the Company, naming the Company as a nominal defendant. The complaint generally arises out of the same allegations contained in the Kassam securities class action and alleges claims for breach of fiduciary duties and related claims. The action purports to be brought derivatively on behalf of the Company and seeks damages and other various relief. On February 19, 2025, the court granted an unopposed motion to transfer the case to the Southern District of California for all further proceedings (Case No. 3:25-cv-00373).

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

On July 5, 2024, the Employee filed a representative action complaint against the Company and Insperity in San Diego County Superior Court for Violation of Private Attorneys’ General Act (“PAGA”), seeking an unspecified amount of penalties and attorneys’ fees based on allegations that the Company violated certain California employment laws (the “PAGA Proceeding”). On August 8, 2024, the Company filed an answer to the complaint in which the Company denied that any of the asserted claims possessed any merit and contended that certain of the asserted claims were subject to binding arbitration.

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

ITEM 1A - RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks set forth below and in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024, filed with the SEC on January 29, 2025, before making an investment decision. If any of the risks actually occur, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should read the section captioned “Special Note Regarding Forward Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this report.

We are not currently in compliance with the continued listing requirements for the Nasdaq Stock Market. If we fail to regain compliance or to meet the continued listing requirements, our common stock may be delisted, which could affect the market price of our common stock, negatively impact stockholders’ ability to sell shares and negatively impact our ability to access the capital markets.

On January 31, 2025, we received a notice (the “Stockholders’ Equity Notice”) from The Nasdaq Stock Market (“Nasdaq”) LLC notifying the Company that based on its stockholders’ equity of $194,000 as reported in its Form 10-K for the fiscal year ended June 30, 2024, the Company is no longer in compliance with Nasdaq Listing Rule 5550(b)(1), which requires the Company to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing on Nasdaq (the “Stockholders’ Equity Requirement”).

On February 21, 2025, we received an additional notice (the “February Notice”) from the Nasdaq Listing Qualifications Department (the “Staff”) stating that because the Company had not yet filed its Form 10-Q for the period ended December 31, 2024 (the “December Form 10-Q”) and because the Company remains delinquent in filing its Form 10-Q for the period ended September 30, 2024 (the “September Form 10-Q” and together with the December Form 10-Q, the “Delinquent Reports”), the Company does not comply with Nasdaq Listing Rule 5250(c)(1) (the “Listing Rule”), which requires Nasdaq-listed companies to timely file all required periodic financial reports with the Securities and Exchange Commission.

Under the Nasdaq rules and pursuant to the Stockholders’ Equity Notice, we had until March 17, 2025 to submit to Nasdaq a plan to regain compliance with the Stockholders’ Equity requirement. On March 17, 2025, we filed such plan with Nasdaq to regain compliance with the Stockholders’ Equity requirement, including requesting an extension through July 30, 2025, which is 180 days from the date of the Stockholders’ Equity Notice, to regain compliance of the Stockholders’ Equity Requirement. In the event the plan is not accepted by Nasdaq, or in the event the plan is accepted by Nasdaq and the 180-day extension period is granted but we fail to regain compliance within such plan period, we would have the right to a hearing before an independent panel. The hearing request would stay any suspension or delisting action pending the conclusion of the hearing process and the expiration of any additional extension period granted by the panel following the hearing. We intend to take all reasonable measures available to regain compliance under the Nasdaq Listing Rules and to remain listed on Nasdaq.

We also intend to file the Delinquent Reports by no later than April 15, 2025 to regain compliance with the Nasdaq Listing Rule. However, any subsequent failure to regain and maintain compliance with the continued listing requirements of Nasdaq could result in delisting of our common stock from Nasdaq and negatively impact our company and holders of our common stock, including by reducing the liquidity and trading of our common stock, limited availability of price quotations and reduced news and analyst coverage. Delisting may adversely impact the perception of our financial condition, cause reputational harm with investors, our employees and parties conducting business with us and limit our access to debt and equity financing.

In addition, we cannot assure that we will be able to continue to comply with the minimum bid price requirement, successfully comply and continue to comply with the stockholders’ equity requirement, and the other standards that we are required to meet in order to maintain a listing of our common stock on Nasdaq. Our failure to continue to meet these requirements may result in our common stock being delisted from Nasdaq. There can be no assurance that our common stock will continue to trade on Nasdaq or trade on the over-the counter markets or any public market in the future. In the event our common stock is delisted, our stock price and market liquidity of our stock will be adversely affected which will impact your ability to sell your securities in the market.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no unregistered securities sold by the Company during the period covered by this report.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

The following exhibits are filed as part of this Report.

Exhibit No.	Description
10.1	Amendment No. 4 to Loan and Security Agreement (GBC). Incorporated by reference to Exhibit 10.1 on Form 8-K filed on January 28, 2025.
10.2	Executive Employment Agreement with Krishna Vanka. Incorporated by reference to Exhibit 10.1 on Form 8-K filed on March 10, 2025.
10.3	Amendment to the Amended and Restated Employment Agreement with Ronald F. Dutt. Incorporated by reference to Exhibit 10.2 on Form 8-K filed on March 10, 2025.
10.4	Separation and Release Agreement with Ronald F. Dutt. Incorporated by reference to Exhibit 10.3 on Form 8-K filed on March 10, 2025.
31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.*
31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.*
32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.*
32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.*
101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File, formatted in Inline XBRL (included as Exhibit 101)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Flux Power Holdings, Inc.

Date: March 20, 2025	By:	/s/ Krishna Vanka
Krishna Vanka
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kevin S. Royal
Kevin S. Royal
Chief Financial Officer
(Principal Financial Officer)

Page 35