Form 10-Q
period 2024-12-31
Flux Power Holdings, Inc.
filed 2025-03-20
CIK 1083743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

FLUX POWER HOLDINGS, INC.

FORM 10-Q

For the Quarterly Period Ended December 31, 2024

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

PART I - Financial Information

Item 1. Financial Statements

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	June 30,
	2024	2024
ASSETS

Current assets:
Cash	$883,000	$643,000
Accounts receivable, net of allowance for credit losses	8,462,000	9,773,000
Inventories, net	15,323,000	16,977,000
Other current assets	838,000	945,000
Total current assets	25,506,000	28,338,000

Right of use assets	1,694,000	2,096,000
Property, plant and equipment, net	1,641,000	1,749,000
Other assets	118,000	118,000

Total assets	$28,959,000	$32,301,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$13,034,000	$11,395,000
Accrued expenses	5,086,000	3,926,000
Line of credit	9,693,000	13,834,000
Subordinated debt	1,000,000	–
Deferred revenue	653,000	485,000
Customer deposits	170,000	18,000
Finance leases payable, current portion	146,000	156,000
Office leases payable, current portion	783,000	734,000
Accrued interest	170,000	126,000
Total current liabilities	30,735,000	30,674,000

Long term liabilities:
Finance leases payable, less current portion	46,000	112,000
Office leases payable, less current portion	915,000	1,321,000

Total liabilities	31,696,000	32,107,000

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 500,000 shares authorized; none issued and outstanding	–	–
Common stock, $0.001 par value; 30,000,000 shares authorized; 16,682,465 shares issued and outstanding at December 31, 2024 and June 30, 2024	17,000	17,000
Additional paid-in capital	100,514,000	99,889,000
Accumulated deficit	(103,268,000)	(99,712,000)
Total stockholders’ equity (deficit)	(2,737,000)	194,000
Total liabilities and stockholders’ equity (deficit)	$28,959,000	$32,301,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2024	2023	2024	2023
Revenues	$16,830,000	$18,203,000	$32,955,000	$32,990,000
Cost of sales	11,367,000	12,822,000	22,274,000	23,374,000

Gross profit	5,463,000	5,381,000	10,681,000	9,616,000

Operating expenses:
Selling and administrative	5,985,000	4,593,000	11,100,000	9,318,000
Research and development	957,000	1,235,000	2,272,000	2,530,000
Total operating expenses	6,942,000	5,828,000	13,372,000	11,848,000

Operating loss	(1,479,000)	(447,000)	(2,691,000)	(2,232,000)

Interest income (expense), net	(408,000)	(449,000)	(865,000)	(852,000)

Net loss	$(1,887,000)	$(896,000)	$(3,556,000)	$(3,084,000)

Net loss per share - basic and diluted	$(0.11)	$(0.06)	$(0.21)	$(0.19)

Weighted average number of common shares outstanding - basic and diluted	16,682,465	16,516,700	16,682,465	16,495,727

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

	Common Stock
	Shares	Capital Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at June 30, 2024	16,682,465	$17,000	$99,889,000	$(99,712,000)	$194,000
Stock-based compensation	-	-	347,000	-	347,000
Net loss	-	-	-	(1,669,000)	(1,669,000)
Balance at September 30, 2024	16,682,465	17,000	100,236,000	(101,381,000)	(1,128,000)
Stock-based compensation	-	-	278,000	-	278,000
Net loss	-	-	-	(1,887,000)	(1,887,000)
Balance at December 31 2024	16,682,465	$17,000	$100,514,000	$(103,268,000)	$(2,737,000)

	Common Stock
	Shares	Capital Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at June 30, 2023	16,462,215	$16,000	$98,086,000	$(91,379,000)	$6,723,000
Issuance of common stock - exercised options and warrants	16,022	–	–	–	–
Stock-based compensation	-	-	276,000	-	276,000
Net loss	-	-	-	(2,188,000)	(2,188,000)
Balance at September 30, 2023	16,478,237	16,000	98,362,000	(93,567,000)	4,811,000
Issuance of common stock - exercised options and RSU settlements	54,038	1,000	(1,000)	–	–
Stock-based compensation	-	-	394,000	-	394,000
Fair value of warrants issued	–	–	92,000	–	92000
Net loss	-	-	-	(896,000)	(896,000)
Balance at December 31 2023	16,532,275	$17,000	$98,847,000	$(94,463,000)	$4,401,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(3,556,000)	$(3,084,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	502,000	523,000
Stock-based compensation	625,000	670,000
Amortization of debt issuance costs	83,000	134,000
Non-cash lease expense	325,000	296,000
Inventory write downs	406,000	233,000
Changes in operating assets and liabilities:
Accounts receivable	1,189,000	(3,926,000)
Inventories	1,248,000	371,000
Other assets	24,000	(65,000)
Accounts payable	1,761,000	489,000
Accrued expenses	1,160,000	169,000
Accrued interest	44,000	128,000
Office leases payable	(357,000)	(312,000)
Deferred revenue	168,000	179,000
Customer deposits	152,000	150,000
Net cash provided by (used in) operating activities	3,774,000	(4,045,000)

Cash flows from investing activities:
Purchases of equipment	(317,000)	(338,000)
Net cash used in investing activities	(317,000)	(338,000)

Cash flows from financing activities:
Proceeds from subordinated debt borrowing	1,000,000	–
Proceeds from revolving line of credit	30,051,000	35,868,000
Payment of revolving line of credit	(34,192,000)	(32,205,000)
Payment of finance leases	(76,000)	(75,000)
Net cash provided by (used in) financing activities	(3,217,000)	3,588,000

Net change in cash	240,000	(795,000)
Cash, beginning of period	643,000	2,379,000

Cash, end of period	$883,000	$1,584,000

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Warrants issued in connection with borrowing agreement, recorded as debt issuance cost	$-	$92,000

Supplemental cash flow information:
Interest paid	$684,000	$605,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

Adopted Accounting Pronouncements

The Company did not adopt any new accounting pronouncements during the six months ended December 31, 2024.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses, which requires additional disclosure of certain amounts included in the expense captions presented on the statement of operations, as well as disclosures about selling expenses. The ASU is effective on a prospective basis, with the option for retrospective application, for our fiscal year ending June 30, 2028 and interim periods thereafter. Early adoption is permitted for annual financial statements that have not yet been issued. The Company is evaluating the disclosure requirements related to the new standard.

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

For the three months ended December 31, 2024 and 2023, basic and diluted weighted-average common shares outstanding were 16,682,465 and 16,516,700, respectively. For the six months ended December 31, 2024 and 2023, basic and diluted weighted-average common shares outstanding were 16,682,465 and 16,495,727, respectively. The Company incurred a net loss for the three and six months ended December 31, 2024 and 2023 and, therefore, basic and diluted loss per share for the periods were the same because all potentially dilutive common share equivalents would have been anti-dilutive. At December 31, 2024 and 2023, potentially dilutive common shares excluded from the calculation of diluted weighted-average common shares outstanding were as follows:

	December 31,
	2024	2023
Stock options	1,493,278	1,914,994
RSUs	113,926	138,172
Warrants	1,413,110	1,413,110
	3,020,314	3,466,276

Liquidity and Financial Condition

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, substantial doubt about the Company’s ability to continue as a going concern exists.

Historically, the Company’s revenues and operating cash flows have not been sufficient to sustain its operations and the Company has relied on debt and equity financing for additional funds. The Company has incurred an accumulated deficit of $103.3 million through December 31, 2024, and, for the six months ended December 31, 2024 generated cash flows from operations of $3.8 million and incurred a net loss of $3.6 million. As of January 31, 2025, the Company had a cash balance of 0.4 million, $4.9 million available funding under the Gibraltar Business Capital (“GBC”) Credit Facility and $1.0 million available for future draws under the November 2, 2023 subordinated line of credit with Cleveland Capital, L.P. (“Cleveland”).

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

NOTE 3 – INVENTORIES

Inventories consist of the following:

	December 31, 2024	June 30, 2024
Raw materials	$12,323,000	$12,850,000
Work in process	630,000	474,000
Finished goods	2,370,000	3,653,000
	$15,323,000	$16,977,000

NOTE 4 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31, 2024	June 30, 2024
Payroll and bonus accrual	$1,147,000	$471,000
PTO accrual	459,000	437,000
Warranty liability	3,480,000	3,018,000
	$5,086,000	$3,926,000

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

The loans and other obligations of the Company under the GBC Credit Facility are secured by substantially all of the tangible and intangible assets of the Company (including, without limitation, intellectual property) pursuant to the terms of the Agreement and the Intellectual Property Security Agreement entered into by and among the Company and GBC on July 28, 2023. During the six months ended December 31, 2024, the Company had multiple drawdowns under the GBC Credit Facility totaling $30.1 million and made multiple repayments totaling $34.2 million. As of December 31, 2024, the outstanding balance under the GBC Credit Facility was approximately $9.7 million, with up to $6.3 million available for future borrowings, subject to borrowing base limitations.

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

NOTE 6 - RELATED PARTY DEBT AGREEMENTS

As of December 31, 2024, the Company had $1.0 million of related party debt outstanding. As of June 30, 2024, the Company had no related party debt balance outstanding.

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

As consideration of Cleveland’s commitment to provide the Advances to the Company, the Company issued Cleveland warrants to purchase 41,196 shares of common stock (the “Warrants”) which rights are represented by a warrant certificate (“Warrant Certificate”). Subject to certain ownership limitations, the Warrants are exercisable immediately from the date of issuance, expire on the five (5) year anniversary of the date of issuance and have an exercise price of $3.24 per share. The exercise price of the Warrants is subject to certain adjustments, including stock dividends, stock splits, combinations and reclassifications of the common stock. In the event of a Triggering Event (as defined in the Warrant Certificate), the holder of the Warrants will be entitled to exercise the Warrants and receive the same amount and kind of securities, cash or property as such holder would have been entitled to receive upon the occurrence of such Triggering Event if such holder had exercised the rights represented by the Warrant Certificate immediately prior to the Triggering Event. Additionally, upon the holder’s request, the continuing or surviving corporation as a result of such Triggering Event will issue to such holder a new warrant of like tenor evidencing the right to purchase the adjusted amount of securities, cash or property and the adjusted warrant price. (See Note 7 – Stockholders’ Equity (Deficit).

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

There were no borrowings or amounts outstanding under the Subordinated LOC during the six months ended December 31, 2023. On November 2, 2023, the Subordinated LOC was terminated.

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

Activity in warrants during the six months ended December 31, 2024 is reflected below:

	Number of Warrants	Weighted Average Exercise Price Per Warrant	Weighted Average Remaining Contract Term (# years)
Warrants outstanding and exercisable at June 30, 2024	1,413,110	$6.14
Warrants issued	-	-
Warrants exercised	-	-
Warrants forfeited and cancelled	-	-
Warrants outstanding and exercisable at December 31, 2024	1,413,110	6.14	1.98

Activity in warrants during the six months ended December 31, 2023 is reflected below:

	Number of Warrants	Weighted Average Exercise Price Per Warrant	Weighted Average Remaining Contract Term (# years)
Warrants outstanding and exercisable at June 30, 2023	1,455,119	$6.10
Warrants issued	41,196	3.24
Warrants exercised	-	-
Warrants forfeited and cancelled	(83,205)	4.00
Warrants outstanding and exercisable at December 31, 2023	1,413,110	6.23	2.98

The Company uses the Black-Scholes valuation model to calculate the fair value of warrants. Weighted average annualized percentages and expected term inputs used in Black-Scholes valuations during the period are listed below:

	Six months ended December 31,
	2024(1)	2023
Expected volatility		83.70%
Risk free interest rate		4.65%
Dividend yield		–%
Expected term (years)		5.00

(1)	No warrants were issued during the six months ended December 31, 2024.

Equity Award Plans

On February 17, 2015 the Company’s stockholders approved the 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan offers certain employees, directors, and consultants the opportunity to acquire the Company’s common stock subject to vesting requirements and serves to encourage such persons to remain employed by the Company and to attract new employees. The 2014 Plan allows for the award of the Company’s common stock and stock options, up to 1,000,000 shares of the Company’s common stock. As of December 31, 2024, 107,956 shares of the Company’s common stock were available for future grants under the 2014 Plan.

On April 29, 2021, the Company’s stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan authorizes the issuance of awards for up to 2,000,000 shares of common stock in the form of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock units, restricted stock awards and unrestricted stock awards to officers, directors and employees of, and consultants and advisors to, the Company or its affiliates. As of December 31, 2024, 872,039 shares of the Company’s common stock were available for future grants under the 2021 Plan.

Stock Options

Activity in the Company’s stock options during the six months ended December 31, 2024 and related balances outstanding as of that date is reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)	Aggregate intrinsic Value	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2024	1,605,060	$4.85
Granted	–	–			$–
Exercised	–	–		$–
Forfeited and cancelled	(111,782)	3.39
Outstanding at December 31, 2024	1,493,278	4.96	7.38	–
Exercisable at December 31, 2024	757,220	6.39	6.20	–

Activity in the Company’s stock options during the six months ended December 31, 2023 and related balances outstanding as of that date is reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)	Aggregate intrinsic Value	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2023	973,400	$6.44
Granted	979,204	3.36			$2.17
Exercised	–	–		$–
Forfeited and cancelled	(37,610)	7.71
Outstanding at December 31, 2023	1,914,994	4.85	8.45
Exercisable at December 31, 2023	517,493	8.82	5.57

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. Weighted average annualized percentages and expected term inputs used in Black-Scholes valuations during the period are listed below:

	Six months ended December 31,
	2024(1)	2023
Expected volatility		78.29%
Risk free interest rate		4.90%
Dividend yield		–%
Expected term (years)		6.00

(1)	No stock options were granted during the six months ended December 31, 2024.

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

Activity in RSUs during the six months ended December 31, 2024 and related balances outstanding as of that date is reflected below:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2024	114,666	$5.56
Granted	–	–
Vested and settled	–	–
Forfeited and cancelled	(740)	5.75
Outstanding at December 31, 2024	113,926	5.56	0.18

Activity in RSUs during the six months ended December 31, 2023 and related balances outstanding as of that date is reflected below:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2023	193,749	$6.09
Granted	–	–
Vested and settled	(54,038)	7.27
Forfeited and cancelled	(1,539)	5.75
Outstanding at December 31, 2023	138,172	5.63	0.55

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

There were no stock purchases under the 2023 ESPP during the six months ended December 31, 2024 and 2023.

Stock-based Compensation

Stock-based compensation expense for the three and six months ended December 31, 2024 and 2023 represents the estimated fair value of stock options and RSUs at the time of grant, and ESPP shares at the beginning of each offering period, amortized under the straight-line method over the expected vesting period and reduced for estimated forfeitures of options and RSUs. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from original estimates. At December 31, 2024, the aggregate intrinsic value of exercisable stock options was zero.

The following table summarizes stock-based compensation expense for employee and non-employee stock option and RSU grants:

	Three months ended December 31,		Six months ended December 31,
	2024	2023	2024	2023
Selling and administrative	$250,000	$80,000	$569,000	$140,000
Research and development	28,000	314,000	56,000	530,000
Total stock-based compensation expense	$278,000	$394,000	$625,000	$670,000

At December 31 2024, the unamortized stock-based compensation expense related to outstanding stock options and RSUs was approximately $1,466,000 and $99,000, respectively, and these amounts are expected to be expensed over the weighted-average remaining recognition period of 1.37 years and 0.30 years, respectively.

NOTE 8 – CONCENTRATIONS

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and unsecured trade accounts receivable. The Company maintains cash balances in non-interest-bearing bank deposit accounts at a California commercial bank. The Company’s cash balance at this institution is secured by the Federal Deposit Insurance Corporation up to $250,000. As of December 31, 2024 and June 30, 2024, the cash balance was approximately $883,000 and $643,000, respectively.

The Company has not experienced any losses in such accounts. Management believes that the Company is not exposed to any significant credit risk with respect to its cash.

Customer Concentrations

During the three months ended December 31, 2024, the Company had three major customers that each represented more than 10% of revenues on an individual basis and together represented approximately $12,238,000 or 73% of total revenues. During the six months ended December 31, 2024, the Company had three major customers that each represented more than 10% of revenues on an individual basis and together represented approximately $23,741,000 or 72% of total revenues.

During the three months ended December 31, 2023, the Company had three major customers that each represented more than 10% of revenues on an individual basis and together represented approximately $13,666,000 or 75% of total revenues. During the six months ended December 31, 2023, the Company had three major customers that each represented more than 10% of revenues on an individual basis and together represented approximately $26,221,000 or 79% of total revenues.

Suppliers/Vendor Concentrations

The Company obtains components and supplies included in its products from a group of suppliers. During the three months ended December 31, 2024, the Company had one supplier that accounted for more than 10% of total purchases on an individual basis and represented approximately $3,532,000 or 26% of total purchases. During the six months ended December 31, 2024, the Company had one supplier that accounted for more than 10% of total purchases on an individual basis and represented approximately $7,518,000 or 28% of total purchases.

During the three months ended December 31, 2023, the Company had one supplier that accounted for more than 10% of total purchases on an individual basis and represented approximately $3,674,000 or 30% of total purchases. During the six months ended December 31, 2023, the Company had one supplier that accounted for more than 10% of total purchases on an individual basis and represented approximately $6,965,000 or 29% of total purchases.

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

Total rent expense, including the Company’s portion of common area maintenance and other costs allocated between tenants, was approximately $233,000 and $465,000 for the three months and six months ended December 31, 2024, respectively, and $235,000 and $473,000 for the three and six months ended December 31, 2023, respectively.

Finance Leases

The Company’s leased properties as of December 31, 2024 are as follows:

Lease Date	Property Leased	Lease Term (months)	Commencement Date	Monthly Lease Payment(1)
9/2/2022	Vehicle	60	9/10/2022	$1,200
10/17/2022	Manufacturing equipment	36	10/17/2022	$5,500
1/24/2023	Manufacturing equipment	36	1/24/2023	$6,700
3/2/2023	Manufacturing equipment	36	3/2/2023	$1,000

(1)	Excludes sales tax and other fees.

Lease costs are amortized on a straight-line basis over their respective lease terms. Depreciation expense related to leased assets was approximately $39,000 and $77,000 for the three and six months ended December 31, 2024, respectively, and $38,000 and $77,000 for the three and six months ended December 31,2023, respectively. Interest expense on leased liabilities was approximately $5,000 and $10,000 for the three months and six months ended December 31, 2024, respectively.

Future Minimum Lease Payments as of December 31, 2024 are as follows:

	Operating Leases	Finance Leases
Years ending June 30,
2025 (remaining six months)	$443,000	$86,000
2026	910,000	85,000
2027	433,000	15,000
2028	64,000	21,000
Total future minimum lease payments	1,850,000	207,000
Less: discount	(152,000)	(15,000)
Total lease liability	1,698,000	192,000
Less: leases payable, current portion	(783,000)	(146,000)
Leases payable, noncurrent portion	$915,000	$46,000

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

The following table summarizes the new orders, shipments, and backlog activities for the last six (6) fiscal quarters:

Fiscal Quarter Ended	Beginning Backlog	New Orders	Shipments	Fiscal Quarter Ended
September 30, 2023	$28,393,000	$8,102,000	$14,787,000	$21,708,000
December 31, 2023	$21,708,000	$26,552,000	$18,203,000	$30,057,000
March 31, 2024	$30,057,000	$4,030,000	$14,457,000	$19,630,000
June 30, 2024	$19,630,000	$11,614,000	$13,377,000	$17,867,000
September 30, 2024	$17,867,000	$19,451,000	$16,125,000	$21,193,000
December 31, 2024	$21,193,000	$13,116,000	$16,830,000	$17,479,000

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

Pursuant to the January Notice, the Company had 45 calendar days from the date of the January Notice, or until March 17, 2025, to submit a plan to regain compliance. On March 17, 2025, the Company filed its plan with Nasdaq to regain compliance with the Stockholders’ Equity Requirement, including requesting an extension through July 30, 2025, which is 180 days from the date of the Stockholders’ Equity Notice, to regain compliance of the Stockholders’ Equity Requirement. In the event the plan is not accepted by Nasdaq, or in the event the plan is accepted by Nasdaq and the 180-day extension period is granted but the Company fails to regain compliance within such plan period, the Company would have the right to a hearing before an independent panel. The hearing request would stay any suspension or delisting action pending the conclusion of the hearing process and the expiration of any additional extension period granted by the panel following the hearing. The Company intends to take all reasonable measures available to regain compliance under the Nasdaq Listing Rules and to remain listed on Nasdaq.

On February 21, 2025, the Company received a notice (the “February Notice”) from the Nasdaq Listing Qualifications Department (the “Staff”) stating that because the Company had not yet filed its Form 10-Q for the period ended December 31, 2024 (the “December Form 10-Q”), the Company does not comply with Nasdaq Listing Rule 5250(c)(1) (the “Listing Rule”), which requires Nasdaq-listed companies to timely file all required periodic financial reports with the Securities and Exchange Commission, and required the Company to submit an update to its original plan to regain compliance with the Listing Rule. The Company submitted its update to its original plan to Nasdaq on February 25, 2025, including its plan to file the December Form 10-Q by no later than April 14, 2025.

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

Results of Operations and Financial Condition

The following table represents our unaudited condensed consolidated statement of operations for the three months ended December 31, 2024 and 2023.

	Three months ended December 31,
	2024		2023
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$16,830,000	100%	$18,203,000	100%
Cost of sales	11,367,000	68	12,822,000	70
Gross profit	5,463,000	32	5,381,000	30

Operating expenses:
Selling and administrative	5,985,000	35	4,593,000	25
Research and development	957,000	6	1,235,000	7
Total operating expenses	6,942,000	41	5,828,000	32

Operating loss	(1,479,000)	(8)	(447,000)	(2)

Interest income (expense), net	(408,000)	(3)	(449,000)	(3)

Net loss	$(1,887,000)	(11)%	$(896,000)	(5)%

Revenues

Revenues for the quarter ended December 31, 2024 was $16,830,000 versus $18,203,000 for the quarter ended December 31, 2023. The decrease of $1,373,000 or 8% was driven by lower demand in the material handling market and lower average selling prices due to product mix.

Cost of Sales

Cost of sales for the quarter ended December 31, 2024 was $11,367,000 or 68% of revenue versus $12,822,000 or 70% of revenue for the quarter ended December 31, 2023. The decrease in cost of sales was directly associated with a decrease in units of energy storage packs sold during the current quarter, and lower average cost of sales per unit achieved during the current quarter as a result of our product cost improvement initiatives, partially offset by higher warranty costs.

Gross Profit

Gross profit for the quarter ended December 31, 2024 was $5,463,000 or 32% of revenue versus $5,381,000 or 30% of revenue for the quarter ended December 31, 2023. The 200 basis point increase in gross profit margin (gross profit as a percent of revenues) was primarily driven by a decrease in average costs, partially offset by an increase in warranty costs.

Selling and Administrative Expenses

Selling and administrative expenses for the quarter ended December 31, 2024 were $5,985,000 versus $4,593,000 for the quarter ended December 31, 2023. The increase of $1,392,000 or 30% was primarily attributable to variable incentive compensation, severance and professional fees associated with the multi-year restatement of previously filed financial statements.

Research and Development Expense

Research and development expenses for the quarter ended December 31, 2024 was $957,000 versus $1,235,000 for the quarter ended December 31, 2023. The decrease of $278,000 was mainly driven by lower salaries and stock-based compensation.

Interest Income (Expense), net

Interest income (expense), net for the quarter ended December 31, 2024 was $408,000 versus $449,000 for the quarter ended December 31, 2023. The decrease of $41,000 or 9% was primarily related to lower balances outstanding under our credit facilities.

Net Loss

Net loss for the quarter ended December 31, 2024, was $1,887,000 versus $896,000 for the quarter ended December 31, 2023. The increase in net loss was primarily attributable to the increase in operating expenses related to costs associated with the multi-year restatement of previously filed financial statements and executive severance.

The following table represents our unaudited condensed consolidated statement of operations for the six months ended December 31, 2024 and 2023.

	Six months ended December 31,
	2024		2023
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$32,955,000	100%	$32,990,000	100%
Cost of sales	22,274,000	68	23,374,000	71
Gross profit	10,681,000	32	9,616,000	29

Operating expenses:
Selling and administrative	11,100,000	33	9,318,000	28
Research and development	2,272,000	7	2,530,000	8
Total operating expenses	13,372,000	40	11,848,000	36

Operating loss	(2,691,000)	(8)	(2,232,000)	(7)

Interest income (expense), net	(865,000)	(3)	(852,000)	(2)

Net loss	$(3,556,000)	(11)%	$(3,084,000)	(9)%

Revenues

Revenues for the six months ended December 31, 2024 were $32,955,000 versus $32,990,000 for the six months ended December 31, 2023. Revenues were nearly flat with decreases in the material handling market being nearly offset by gains in the ground support market.

Cost of Sales

Cost of sales for the six months ended December 31, 2024 was $22,274,000 or 68% of revenue versus $23.374,000 or 71% of revenue for the six months ended December 31, 2023. The decrease of $1,100,000 was mostly attributed to a reduction in average costs for material handling battery packs slightly offset by an increase in warranty expense. The decline in cost of sales as a percent of revenue of 300 basis points was driven by an increase in average selling prices in the ground support market and reduced costs in material handling.

Gross Profit

Gross profit for the six months ended December 31, 2024 was $10,681,000 or 32% of revenue versus $9,616,000 or 29% of revenue for the six months ended December 31, 2023. The 300 basis point increase in gross profit margin (gross profit as a percent of revenues) was primarily driven by an increase in average selling prices in the ground support market and reduced costs in material handling.

Selling and Administrative Expenses

Selling and administrative expenses for the six months ended December 31, 2024 were $11,100,000 versus $9,318,000 for the quarter six months December 31, 2023. The increase of $1,782,000 or 19% was primarily attributable to higher variable incentive compensation, severance and professional fees associated with the multi-year restatement of previously filed financial statements.

Research and Development Expense

Research and development expenses for the six months ended December 31, 2024 were $2,272,000 versus $2,530,000 for the six months ended December 31, 2023. The decrease of $258,000 was primarily attributable to lower salaries and stock-based compensation.

Interest Income (Expense), net

Interest income (expense), net for the six months ended December 31, 2024 was $865,000 versus $852,000 for the six months ended December 31, 2023, relatively flat year over year.

Net Loss

Net loss for the six months ended December 31, 2024, was $3,556,000 versus $3,084,000 for the six months ended December 31, 2023. The increase in net loss was primarily attributable to the increase in operating expenses related to costs associated with the multi-year restatement of previously filed financial statements and executive severance, partially offset by the increase in gross profit.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA is calculated by taking net loss and adding back the expenses related to interest, income taxes, depreciation, amortization and stock-based compensation, each of which has been calculated in accordance with GAAP. Adjusted EBITDA was a loss of $951,000 for the quarter ended December 31, 2024, a decrease of $1,160,000 compared to a gain of $209,000 for the quarter ended December 31, 2023. Adjusted EBITDA was a loss of approximately $1,564,000 for the six months ended December 31, 2024, a loss increase of $525,000 compared to a loss of $1,039,000 for the six months ended December 31, 2023.

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

A reconciliation of our Adjusted EBITDA to net loss is included in the table below:

	Three months ended December 31,		Six months ended December 31,
	2024	2023	2024	2023
Net loss	$(1,887,000)	$(896,000)	$(3,556,000)	$(3,084,000)
Add/Subtract:
Interest, net	408,000	449,000	865,000	852,000
Income tax provision	-	-	-	-
Depreciation and amortization	250,000	262,000	502,000	523,000
EBITDA	(1,229,000)	(185,000)	(2,189,000)	(1,709,000)
Add/Subtract:
Stock-based compensation	278,000	394,000	625,000	670,000
Adjusted EBITDA	$(951,000)	$209,000	$(1,564,000)	$(1,039,000)

Liquidity and Capital Resources

Overview

To date, our business has not generated sufficient cash to fund our operations. However, given our existing backlog, we anticipate that revenue growth coupled with improvement in our gross margin and lower operating expenses will move us closer to profitability and improve our cash flow. Our gross margin improvement plan includes, but is not limited to, efforts to reduce product costs while increasing the price of our products for new orders. We received new orders during the six months ended December 31, 2024 of approximately $32.6 million.

As of December 31, 2024, we had an existing cash balance of $0.9 million, $6.3 million available under our $16.0 million GBC Credit Facility, subject to borrowing base limitations, and $1.0 million available from Cleveland Capital under our $2.0 million 2023 Subordinated LOC.

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

Cash Flows

Cash Flow Summary

	Six months ended December 31,
	2024	2023
Net cash provided by (used in) operating activities	$3,774,000	$(4,045,000)
Net cash used in investing activities	(317,000)	(338,000)
Net cash provided by (used in) financing activities	(3,217,000)	3,588,000
Net change in cash	$240,000	$(795,000)

Operating Activities

Net cash provided by operating activities was $3,774,000 for the six months ended December 31, 2024, which consisted of $5,389,000 provided by changes in operating assets and liabilities and $1,941,000 of non-cash operating costs, partially offset by net loss of $3,556,000. The primary changes in operating assets and liabilities were a decrease in accounts receivable, a decrease in inventories and an increase in accounts payable and accrued expenses combined, partially offset by office lease payable payments.

Net cash used in operating activities was $4,045,000 for the six months ended December 31, 2023, which consisted of net loss of $3,084,000 and $2,817,000 used in changes in operating assets and liabilities, partially offset by $1,856,000 of non-cash operating costs. The primary changes in operating assets and liabilities were an increase in accounts receivable, partially offset by a reduction in accounts payable and accrued expenses combined and a reduction in inventories.

Investing Activities

Net cash used in investing activities for the six months ended December 31, 2024 was $317,000, which consisted primarily of equipment purchases.

Net cash used in investing activities for the six months ended December 31, 2023 was $338,000, which consisted primarily of equipment purchases.

Financing Activities

Net cash used in financing activities for the six months ended December 31, 2024 was $3,217,000, which primarily consisted of $4,141,000 in net repayments under the working capital line of credit, partially offset by $1,000,000 of subordinated debt borrowings.

Net cash provided by financing activities for the six months ended December 31, 2023 was $3,588,000, which primarily consisted of $3,663,000 in net borrowing under the working capital line of credit.

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

Our failure to timely file our fiscal 2024 annual report on Form 10-K and subsequent fiscal 2025 interim quarterly reports on Form 10-Q means that we currently are ineligible to use a registration statement on Form S-3. We will not be eligible to use a registration statement on Form S-3 again until we have timely filed all materials and reports required to be filed pursuant to Section 13, 14 or 15(d) of the Securities Exchange Act of 1934 for a period of at least twelve (12) calendar months immediately preceding the filing of a new registration statement on Form S-3. The inability to use a Form S-3 registration statement will limit our ability to raise capital through sales of our securities and would require us to file a Form S-1, which would require additional effort to complete. To the extent that we raise additional funds by issuing equity, equity-linked or convertible debt securities, our stockholders may experience dilution and such financing could be costly.

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

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2024 because of the material weaknesses identified in our internal controls over financial reporting.

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

Under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of June 30, 2024, continuing through December 31, 2024, due to previously identified material weaknesses resulting from having insufficient personnel resources with technical accounting expertise related to certain aspects of the financial reporting process.

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

Change in Internal Control over Financial Reporting

Except as discussed above, there have been no changes in the Company’s internal controls over financial reporting during the three months ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On February 21, 2025, we received an additional notice (the “February Notice”) from the Nasdaq Listing Qualifications Department (the “Staff”) stating that because the Company had not yet filed its Form 10-Q for the period ended December 31, 2024 (the “December Form 10-Q”), the Company does not comply with Nasdaq Listing Rule 5250(c)(1) (the “Listing Rule”), which requires Nasdaq-listed companies to timely file all required periodic financial reports with the Securities and Exchange Commission.

Under the Nasdaq rules and pursuant to the Stockholders’ Equity Notice, we had until March 17, 2025 to submit to Nasdaq a plan to regain compliance with the Stockholders’ Equity requirement. On March 17, 2025, we filed such plan with Nasdaq to regain compliance with the Stockholders’ Equity requirement, including requesting an extension through July 30, 2025, which is 180 calendar days from the date of the Stockholders’ Equity Notice to regain compliance of the Stockholders’ Equity Requirement. In the event the plan is not accepted by Nasdaq, or in the event the plan is accepted by Nasdaq and the 180-day extension period is granted, but we fail to regain compliance within such plan period, we would have the right to a hearing before an independent panel. The hearing request would stay any suspension or delisting action pending the conclusion of the hearing process and the expiration of any additional extension period granted by the panel following the hearing. We intend to take all reasonable measures available to regain compliance under the Nasdaq Listing Rules and to remain listed on Nasdaq.

Upon the filing of this December Form 10-Q, we will be current with our required periodic financial reports to be filed with the Securities and Exchange Commission under the Listing Rule. However, any subsequent failure to regain and maintain compliance with the continued listing requirements of Nasdaq could result in delisting of our common stock from Nasdaq and negatively impact our company and holders of our common stock, including by reducing the liquidity and trading of our common stock, limited availability of price quotations and reduced news and analyst coverage. Delisting may adversely impact the perception of our financial condition, cause reputational harm with investors, our employees and parties conducting business with us and limit our access to debt and equity financing.

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