Form 10-Q
period 2025-03-31
Flux Power Holdings, Inc.
filed 2025-05-08
CIK 1083743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Yes ☐ No ☒

The number of shares of registrant’s common stock outstanding as of May 5, 2025 was 16,818,641.

FLUX POWER HOLDINGS, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2025

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

Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements include, among other things, statements relating to:

●	our ability to continue as a going concern;

●	our ability to comply with the terms of our agreement with Gibraltar Business Capital, LLC (“GBC”) for our credit facility, which we have relied on historically and currently rely on to meet our anticipated capital resources and to fund our operations;

●	availability of funds under the subordinated line of credit with Cleveland Capital, L.P., which we rely on to meet our anticipated capital resources and to fund our current operations;

●	the expense, timing and outcome of legal proceedings relating to our accounting practices, financial disclosures and employment policies and practices, which includes, but is not limited to, a pending purported federal securities class action and shareholder derivative lawsuit, certain employment lawsuits and other legal and governmental proceedings, investigations and information requests that may be initiated or that may be asserted;

●	our ability to meet projected revenue targets and generate cash from operations given delays in new orders for our energy storage solutions, reflecting corresponding deferrals of new forklift purchases caused by lower capital spending in the market sectors that we serve and interest rate variability affecting certain large customer fleets;

●	our ability to remediate material weaknesses in our controls and procedures and also those identified in our internal control over financial reporting, or to accurately or timely report our financial condition or results of operations, which may adversely affect our business and stock price;

●	our prior delinquent and untimely filings with the Securities and Exchange Commission and our ability to regain compliance and continue to meet the continued listing standards of the Nasdaq Stock Market;

●	substantial costs for accounting, legal and consultancy fees that we incurred and expect to incur in the future in connection with the restatements and internal investigation;

●	our ability to secure sufficient funding to support our current and proposed operations and to satisfy Company’s deficiency in maintaining a minimum of $2,500,000 in stockholders’ equity for continued listing on Nasdaq;

●	our ability to manage our working capital requirements efficiently;

●	our ability to obtain the necessary funds from our credit facilities;

●	our ability to obtain raw materials and other supplies for our products at existing or competitive prices and on a timely basis;

●	our anticipated growth strategies and our ability to manage the expansion of our business operations effectively;

●	our ability to maintain or increase our market share in the competitive markets in which we do business;

●	our ability to grow our revenue, increase our gross profit margin and become a profitable business;

●	our ability to fulfill our backlog of open sales orders due to delays in the receipt of key component parts and other potential manufacturing disruptions;

●	our ability to keep up with rapidly changing technologies and evolving industry standards, including our ability to achieve technological advances;

●	our dependence on the growth in demand for our products;

●	our ability to compete with larger companies with far greater resources than us;

●	our ability to expand our network of suppliers and incorporate new components into our products in a manner that is not disruptive to our business;

●	our ability to obtain and maintain UL Listings and OEM approvals for our energy storage solutions;

●	our dependence on one Chinese supplier for our battery cells;

●	the impact of increased tariffs on certain products imported into the U.S., which includes lithium-ion batteries and other component parts;

●	the impact of tariffs on our ability to cost-effectively source battery packs and materials used in our products;

●	our ability to diversify our product offerings and capture new market opportunities;

●	our ability to source our needs for skilled labor, machinery, parts, and raw materials economically;

●	our ability to retain and/or successfully recruit key members of our senior management; and

●	our dependence on our major customers;

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

PART I - Financial Information

Item 1. Financial Statements

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	June 30,
	2025	2024
ASSETS

Current assets:
Cash	$505,000	$643,000
Accounts receivable, net of allowance for credit losses	9,847,000	9,773,000
Inventories, net	16,433,000	16,977,000
Other current assets	562,000	945,000
Total current assets	27,347,000	28,338,000

Right of use assets, net	1,487,000	2,096,000
Property, plant and equipment, net	1,613,000	1,749,000
Other assets	119,000	118,000

Total assets	$30,566,000	$32,301,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$14,744,000	$11,395,000
Accrued expenses	5,685,000	3,926,000
Line of credit	11,004,000	13,834,000
Subordinated debt	1,000,000	–
Deferred revenue	609,000	485,000
Customer deposits	38,000	18,000
Finance leases payable, current portion	109,000	156,000
Office leases payable, current portion	808,000	734,000
Accrued interest	194,000	126,000
Total current liabilities	34,191,000	30,674,000

Long term liabilities:
Finance leases payable, less current portion	43,000	112,000
Office leases payable, less current portion	704,000	1,321,000

Total liabilities	34,938,000	32,107,000

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 500,000 shares authorized; none issued and outstanding	–	–
Common stock, $0.001 par value; 30,000,000 shares authorized; 16,767,470 and 16,682,465 shares issued and outstanding at March 31, 2025 and June 30, 2024, respectively	17,000	17,000
Additional paid-in capital	100,818,000	99,889,000
Accumulated deficit	(105,207,000)	(99,712,000)
Total stockholders’ equity (deficit)	(4,372,000)	194,000
Total liabilities and stockholders’ equity (deficit)	$30,566,000	$32,301,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2025	2024	2025	2024
Revenues	$16,742,000	$14,457,000	$49,697,000	$47,447,000
Cost of sales	11,455,000	10,432,000	33,729,000	33,806,000

Gross profit	5,287,000	4,025,000	15,968,000	13,641,000

Operating expenses:
Selling and administrative	5,717,000	5,311,000	16,817,000	14,629,000
Research and development	1,147,000	1,286,000	3,419,000	3,816,000
Total operating expenses	6,864,000	6,597,000	20,236,000	18,445,000

Operating loss	(1,577,000)	(2,572,000)	(4,268,000)	(4,804,000)

Interest income (expense), net	(362,000)	(433,000)	(1,227,000)	(1,285,000)

Net loss	$(1,939,000)	$(3,005,000)	$(5,495,000)	$(6,089,000)

Net loss per share - basic and diluted	$(0.12)	$(0.18)	$(0.33)	$(0.37)

Weighted average number of common shares outstanding - basic and diluted	16,684,320	16,538,998	16,683,074	16,510,046

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

	Common Stock
	Shares	Capital Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at June 30, 2024	16,682,465	$17,000	$99,889,000	$(99,712,000)	$194,000
Stock-based compensation	–	–	347,000	–	347,000
Net loss	–	–	–	(1,669,000)	(1,669,000)
Balance at September 30, 2024	16,682,465	17,000	100,236,000	(101,381,000)	(1,128,000)
Stock-based compensation	–	–	278,000	–	278,000
Net loss	–	–	–	(1,887,000)	(1,887,000)
Balance at December 31, 2024	16,682,465	17,000	100,514,000	(103,268,000)	(2,737,000)
Issuance of common stock — RSU settlements	34,668	–	–	–	–
Issuance of common stock – ESPP	50,337	–	98,000	–	98,000
Stock-based compensation	–	–	206,000	–	206,000
Net loss	–	–	–	(1,939,000)	(1,939,000)
Balance at March 31, 2025	16,767,470	$17,000	$100,818,000	$(105,207,000)	$(4,372,000)

	Common Stock
	Shares	Capital Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at June 30, 2023	16,462,215	$16,000	$98,086,000	$(91,379,000)	$6,723,000
Issuance of common stock - exercised options and warrants	16,022	–	–	–	–
Stock-based compensation	–	–	276,000	–	276,000
Net loss	–	–	-	(2,188,000)	(2,188,000)
Balance at September 30, 2023	16,478,237	16,000	98,362,000	(93,567,000)	4,811,000
Issuance of common stock - exercised options and RSU settlements	54,038	1,000	(1,000)	–	–
Stock-based compensation	–	–	394,000	–	394,000
Fair value of warrants issued	–	–	92,000	–	92,000
Net loss	–	–	-	(896,000)	(896,000)
Balance at December 31, 2023	16,532,275	17,000	98,847,000	(94,463,000)	4,401,000
Issuance of common stock - exercised options and RSU settlements	29,865	–	5,000	–	5,000
Issuance of common stock - ESPP	37,543	–	105,000	–	105,000
Stock-based compensation	–	–	563,000	–	563,000
Net loss	–	–	–	(3,005,000)	(3,005,000)
Balance at March 31, 2024	16,599,683	$17,000	$99,520,000	$(97,468,000)	$2,069,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(5,495,000)	$(6,089,000)
Adjustments to reconcile net loss to net cash provided by (used in) used in operating activities:
Depreciation	750,000	787,000
Stock-based compensation	831,000	1,233,000
Amortization of debt issuance costs	123,000	161,000
Non-cash lease expense	493,000	448,000
Inventory write downs	592,000	358,000
Changes in operating assets and liabilities:
Accounts receivable	(196,000)	(1,668,000)
Inventories	(48,000)	(1,562,000)
Other assets	259,000	11,000
Accounts payable	3,471,000	1,522,000
Accrued expenses	1,759,000	719,000
Accrued interest	68,000	134,000
Office leases payable	(543,000)	(476,000)
Deferred revenue	124,000	212,000
Customer deposits	20,000	(64,000)
Net cash provided by (used in) operating activities	2,208,000	(4,274,000)

Cash flows from investing activities:
Purchases of equipment	(498,000)	(588,000)
Net cash used in investing activities	(498,000)	(588,000)

Cash flows from financing activities:
Proceeds from subordinated debt borrowing	1,000,000	–
Proceeds from stock option exercises and employee stock purchase plan exercises	98,000	110,000
Proceeds from revolving line of credit	46,914,000	52,820,000
Payment of revolving line of credit	(49,744,000)	(49,087,000)
Payment of finance leases	(116,000)	(110,000)
Net cash provided by (used in) financing activities	(1,848,000)	3,733,000

Net change in cash	(138,000)	(1,129,000)
Cash, beginning of period	643,000	2,379,000

Cash, end of period	$505,000	$1,250,000

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Common stock issued for vested RSUs	$65,000	$222,000
Warrants issued in connection with borrowing agreement, recorded as debt issuance cost	$-	$92,000

Supplemental Cash Flow Information:
Interest paid	$947,000	$1,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

NOTE 1 - NATURE OF BUSINESS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) applicable to interim reports of companies filing as a smaller reporting company, which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited financial statements and revenues and expenses during the periods reported. Management has considered the implications of ongoing global events and related economic impacts to the estimates and assumptions used in the preparation of the condensed consolidated financial statements. There is heightened volatility and uncertainty around tariff actions, supply chain performance and customer demand. However, the magnitude of such impact on the Company’s business and its duration is uncertain. The Company is not aware of any specific event or circumstance that would require an update to its estimates or adjustments to the carrying value of its assets and liabilities as of March 31, 2025 through the filing date of this quarterly report on Form 10-Q.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024, filed with the SEC on January 29, 2025. In the opinion of management, the accompanying condensed consolidated interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or any other future period. Certain notes to the financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements for the most recent fiscal year as reported in the Company’s Annual Report on Form 10-K have been omitted. The accompanying unaudited condensed consolidated balance sheet at June 30, 2024 has been derived from the audited balance sheet at June 30, 2024 contained in such Form 10-K.

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

Adopted Accounting Pronouncements

The Company did not adopt any new accounting pronouncements during the nine months ended March 31, 2025.

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

Business Trends and Uncertainties

During the quarter ended March 31, 2025, the U.S. government increased certain existing tariffs and implemented new tariffs on imported products. In April 2025, the U.S. government increased import tariffs across a wide range of countries at various rates, including on product imports from almost all countries, and individualized higher tariffs on certain countries, notably China. Some of these tariff announcements have since been followed by announcements of limited exemptions and temporary pauses. Due to the uncertainties pertaining to tariffs and tariff levels, it is difficult for the Company to reliably forecast the short-term or ongoing impact to its business or that of its customers, but is expected that tariffs would negatively impact the Company’s revenues, profitability and cash flows. Management is actively evaluating ways to mitigate potential impacts of tariffs.

The Company imports a portion of raw materials and components from countries that are subject to import tariffs imposed by the U.S. government, in particular materials and components that are from China. The Company expects to be able to offset some of the impact of the enacted tariffs with supply chain adjustments, alternative manufacturing locations and cost reduction actions. However, at current and anticipated tariff levels, the Company will also need to increase the selling prices of its products in order to achieve an acceptable profit margin. The Company is actively pursuing alternative sourcing strategies.

Trade-related disruptions can create further uncertainty and supply chain interruptions, which may result in last-minute procurement efforts at elevated cost. The Company is closely monitoring the fluid nature of proposed tariffs and any impact they may have on its operations and will continue to monitor macroeconomic conditions and evaluate the financial and operational impact of ongoing trade policy shifts. These risks could intensify depending on future developments and management is actively incorporating these considerations into future operation planning, including assessing pricing actions, cost-control measures and long-term sourcing strategies.

If tariffs escalate or global inflationary trends persist, customers may face greater economic strain, which could in turn affect demand for the Company’s products. Management remains focused on maintaining operational flexibility and adapting the Company’s supply chain to navigate these uncertainties and support long-term business performance.

Net Loss Per Common Share

The Company calculates basic loss per common share by dividing net loss by the weighted average number of common shares outstanding during the periods. Diluted loss per common share includes the impact from all dilutive potential common shares relating to outstanding convertible securities.

For the three months ended March 31, 2025 and 2024, basic and diluted weighted-average common shares outstanding were 16,684,320 and 16,538,998, respectively. For the nine months ended March 31, 2025 and 2024, basic and diluted weighted-average common shares outstanding were 16,683,074 and 16,510,046, respectively. The Company incurred a net loss for the three and nine months ended March 31, 2025 and 2024 and, therefore, basic and diluted loss per share for the periods were the same because all potentially dilutive common share equivalents would have been anti-dilutive. At March 31, 2025 and 2024, potentially dilutive common shares excluded from the calculation of diluted weighted-average common shares outstanding were as follows:

	March 31,
	2025	2024
Stock options	1,217,525	1,738,035
RSUs	68,228	121,772
Warrants	1,413,110	1,413,110
	2,698,863	3,272,917

Liquidity and Financial Condition

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, substantial doubt about the Company’s ability to continue as a going concern exists.

Historically, the Company’s revenues and operating cash flows have not been sufficient to sustain its operations and the Company has relied on debt and equity financing for additional funds. The Company has incurred an accumulated deficit of $105.2 million through March 31, 2025, and, for the nine months ended March 31, 2025 generated cash flows from operations of $2.2 million and incurred a net loss of $5.5 million. As of March 31, 2025, the Company had a cash balance of $0.5 million, $5.0 million of available funding under the Gibraltar Business Capital (“GBC”) Credit Facility and $1.0 million available for future draws under the November 2, 2023 subordinated line of credit with Cleveland Capital, L.P. (“Cleveland”).

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

The Company imports a portion of its raw materials and components parts from other countries, including China. Recently, many of the countries where the Company sources raw materials and component parts have become subject to import tariffs upon entry into the United States. The selling prices of the Company’s finished products are likely to increase if current or future tariffs remain in effect, which may have a negative impact on the Company’s revenues and cash flows.

Management has evaluated the Company’s expected cash and working capital requirements, which include but are not limited to investments in additional sales and marketing, research and development and capital equipment, and believes the Company’s existing cash and funding available under the GBC Credit Facility and subordinated line of credit with Cleveland, along with the forecasted gross margin, will not be sufficient to meet the Company’s anticipated capital resources to fund planned operations for the next twelve (12) months following the filing date of this quarterly report.

Management is evaluating strategies to improve profitability of operations and to obtain additional funding. These steps include actual and planned price increases for our energy storage solutions, a number cost-saving initiatives including product cost efficiencies and planned operating cost savings. The planned gross margin improvement tasks include but are not limited to a plan to drive bill of material costs down while increasing the selling prices of our products for new orders. We also continue to execute our cost reduction, sourcing and pricing recovery initiatives in efforts to increase our gross margins and improve cash flow from operations. Unforeseen factors beyond management’s control, including economic uncertainty and the impact of global tariff initiatives, could potentially have a negative impact on the planned gross margin improvement plan. Management is continuing to evaluate other sources of capital to fund its operations and growth. However, there can be no assurance that the Company will be able to realize the plans for improved operations or access necessary additional financing when needed to provide sufficient liquidity to continue its operations over the next twelve months. If such liquidity is not available when required, management will be required to curtail investments in new product development, which may have a material adverse effect on future cash flows and results of operations and the Company’s ability to continue operating as a going concern.

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

NOTE 3 – INVENTORIES

Inventories consist of the following:

	March 31, 2025	June 30, 2024
Raw materials	$12,517,000	$12,850,000
Work in process	1,192,000	474,000
Finished goods	2,724,000	3,653,000
	$16,433,000	$16,977,000

NOTE 4 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31, 2025	June 30, 2024
Payroll and bonus accrual	$1,620,000	$471,000
PTO accrual	494,000	437,000
Warranty liability	3,301,000	3,018,000
Other	270,000	–
	$5,685,000	$3,926,000

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

In addition, subject to conditions and terms set forth in the Agreement, the Company may request an increase in the Revolving Loan Commitment from time to time upon not less than 30 days’ notice to GBC which increase may be made at the sole discretion of GBC, as long as: (a) the requested increase is in a minimum amount of $1,000,000, and (b) the total increases do not exceed $5,000,000 and no more than five (5) increases are made. Outstanding principal under the GBC Credit Facility accrues interest at Secured Overnight Financing Rate (“SOFR”, as defined in the Agreement) plus five and one half of one percent (5.50%) per annum with such interest payment due monthly on the last day of the month. In the event of default, the amounts due under the Agreement bear interest at a rate per annum equal to three percent (3.0%) above the rate that is otherwise applicable to such amounts. The Company paid GBC a non-refundable closing fee for the GBC Credit Facility of $112,500 upon the execution of the Agreement. In addition, the Company is required to pay a monthly unused line fee equal to one-half of one percent (0.50%) per annum on the difference between the Revolving Loan Commitment and the average outstanding principal balance of the revolving loan(s) for such month. The obligations under the GBC Credit Facility may be prepaid in whole or in part at any time upon an exit fee of (a) two percent (2.00%) of the Revolving Loan Commitment if the obligations are paid in full during the first year after the closing date, or (b) one percent (1.00%) of the Revolving Loan Commitment if the obligations are paid in full one year after the closing date, provided, that, the exit fee will be waived if such prepayment occurs in connection with the refinancing of the obligations with Bank of America, N.A., as lender

.

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

The loans and other obligations of the Company under the GBC Credit Facility are secured by substantially all of the tangible and intangible assets of the Company (including, without limitation, intellectual property) pursuant to the terms of the Agreement and the Intellectual Property Security Agreement entered into by and among the Company and GBC on July 28, 2023. During the nine months ended March 31, 2025, the Company had multiple drawdowns under the GBC Credit Facility totaling $46.9 million and made multiple repayments totaling $49.7 million. As of March 31, 2025, the outstanding balance under the GBC Credit Facility was approximately $11.0 million, with up to $5.0 million available for future borrowings, subject to borrowing base limitations.

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

The filing of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 with the SEC was due on September 30, 2024 but was not filed until January 29, 2025. The Company’s failure to file its Annual Report in a timely manner resulted in an event of default with respect to a covenant under the Loan and Security Agreement with GBC to timely deliver a copy of the Company’s annual audited financial statements. Additionally, the Company notified GBC that it appeared likely that as a result of the restatement it would fail to maintain the EBITDA covenant for the trailing three (3) month periods ended May 31, 2024 and July 31, 2024, or Default. On January 17, 2025, the Company received a Waiver (the “January Waiver”), which waived the Defaults, subject to satisfaction of the following conditions, which have been met: (i) receipt of a counterpart of the January Waiver duly executed by the Company; and (ii) receipt of a waiver fee of $25,000; and (iii) receipt of the representations and warranties from the Company that after giving effect to the Waiver, the representations and warranties contained in the Agreement, the Waiver and the other Loan Documents shall be true and correct; and (iv) after giving effect to the January Waiver, no additional event of default shall have occurred and be continuing on and as of the effective date of the January Waiver.

On January 22, 2025, the Company entered into the Fourth Amendment to Loan and Security Agreement (the “Fourth Amendment”) with GBC which amended certain terms of the Loan and Security Agreement dated July 28, 2023, as amended, relating to the EBITDA Minimum financial covenant of the Company. In consideration for the Fourth Amendment, the Company agreed to pay GBC a non-refundable amendment fee of $50,000 in cash, as follows: (i) $25,000 paid on March 1, 2025, and (ii) $25,000 paid on April 1, 2025.

As a result of the aforementioned waivers and amendments, the Company expects that the revolving credit facility remains available subject to meeting certain lending criteria under the Loan Agreement.

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

As of March 31, 2025 and June 30, 2024, the outstanding balance under the Cleveland Credit Facility was $1,000,000 and zero, respectively.

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

On November 2, 2023, the Subordinated LOC was terminated. There were no borrowings or amounts outstanding under the Subordinated LOC at any time during the nine months ended March 31, 2024.

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

Activity in warrants during the nine months ended March 31, 2025 is reflected below:

	Number of Warrants	Weighted Average Exercise Price Per Warrant	Weighted Average Remaining Contract Term (# years)
Warrants outstanding and exercisable at June 30, 2024	1,413,110	$6.14
Warrants issued	-	-
Warrants exercised	-	-
Warrants forfeited and cancelled	-	-
Warrants outstanding and exercisable at March 31, 2025	1,413,110	6.14	1.73

Activity in warrants during the nine months ended March 31, 2024 is reflected below:

	Number of Warrants	Weighted Average Exercise Price Per Warrant	Weighted Average Remaining Contract Term (# years)
Warrants outstanding and exercisable at June 30, 2023	1,455,119	$6.10
Warrants issued	41,196	3.24
Warrants exercised	-	-
Warrants forfeited and cancelled	(83,205)	4.00
Warrants outstanding and exercisable at March 31, 2024	1,413,110	6.23	2.73

The Company uses the Black-Scholes valuation model to calculate the fair value of warrants. Weighted average annualized percentages and expected term inputs used in Black-Scholes valuations during the periods are listed below:

	Nine months ended March 31,
	2025(1)	2024
Expected volatility		83.70%
Risk free interest rate		4.65%
Dividend yield		–%
Expected term (years)		5.00

(1)	No warrants were issued during the nine months ended March 31, 2025.

Equity Award Plans

On February 17, 2015, the Company’s stockholders approved the 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan offered certain employees, directors, and consultants the opportunity to acquire the Company’s common stock subject to vesting requirements and served to encourage such persons to remain employed by the Company and to attract new employees. The 2014 Plan allowed for the award of the Company’s common stock and stock options, up to 1,000,000 shares of the Company’s common stock. In November 2024, the 2014 Plan expired pursuant to the terms of such plan. As of March 31, 2025, no shares of the Company’s common stock were available for future grants under the 2014 Plan.

On April 29, 2021, the Company’s stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan authorizes the issuance of awards for up to 2,000,000 shares of common stock in the form of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock units, restricted stock awards and unrestricted stock awards to officers, directors and employees of, and consultants and advisors to, the Company or its affiliates. As of March 31, 2025, 872,039 shares of the Company’s common stock were available for future grants under the 2021 Plan.

Stock Options

Activity in the Company’s stock options during the nine months ended March 31, 2025 and related balances outstanding as of that date is reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)	Aggregate intrinsic Value	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2024	1,605,060	$4.85
Granted	–	–			$–
Exercised	–	–		$–
Forfeited and cancelled	(387,535)	3.39
Outstanding at March 31, 2025	1,217,525	5.32	5.34	–
Exercisable at March 31, 2025	766,905	6.39	3.60	–

Activity in the Company’s stock options during the nine months ended March 31, 2024 and related balances outstanding as of that date is reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)	Aggregate intrinsic Value	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2023	973,400	$6.44
Granted	1,034,204	3.45			$2.24
Exercised	(91,110)	3.40		$86,813
Forfeited and cancelled	(178,459)	4.69
Outstanding at March 31, 2024	1,738,035	5.00	7.94
Exercisable at March 31, 2024	497,095	8.87	4.55

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. Weighted average annualized percentages and expected term inputs used in Black-Scholes valuations during the periods listed below are:

	Nine months ended March 31,
	2025(1)	2024
Expected volatility		80.06%
Risk free interest rate		4.90%
Dividend yield		–%
Expected term (years)		5.97

(1)	No stock options were granted during the nine months ended March 31, 2025.

Restricted Stock Units

On November 5, 2020, the Company’s Board of Directors approved an amendment to the 2014 Plan, to allow for grants of Restricted Stock Units (“RSUs”). Subject to vesting requirements set forth in the RSU Award Agreement, one share of common stock is issuable for one vested RSU. On April 29, 2021, a total of 18,312 time-based RSUs were authorized by the Company’s Board of Directors to be granted under the amended 2014 Plan. On October 29, 2021, the Board of Directors authorized the following RSUs to be granted under the amended 2014 Option Plan: (i) a total of 97,828 RSUs to certain executive officers of which 48,914 were performance-based RSUs and 48,914 were time-based RSUs, and (ii) a total of 81,786 time-based RSUs to certain other key employees. The RSUs are subject to the terms and conditions provided in (i) the Restricted Stock Unit Award Agreement for time-based awards (“Time-based Award Agreement”), and (ii) the Performance Restricted Stock Unit Award Agreement for performance-based awards (“Performance-based Award Agreement”). On April 20, 2023, a total of 67,532 time-based RSUs were authorized by the Company’s Board of Directors to be granted to the Company’s four non-executive directors under the amended 2014 Plan. On April 18, 2024, a total of 68,228 time-based RSUs were authorized by the Company’s Board of Directors to be granted to the Company’s four non-executive directors under the amended 2014 Plan and the 2021 Plan.

Activity in RSUs during the nine months ended March 31, 2025 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2024	114,666	$5.56
Granted	–	–
Vested and settled	(34,668)	7.30
Forfeited and cancelled	(11,770)	8.00
Outstanding at March 31, 2025	68,228	4.25	0.05

Activity in RSUs during the nine months ended March 31, 2024 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2023	193,749	$6.09
Granted	–	–
Vested and settled	(63,168)	7.39
Forfeited and cancelled	(8,809)	7.11
Outstanding at March 31, 2024	121,772	5.33	0.26

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

Under the provisions of the 2023 ESPP, participants purchase common stock at 85% of the closing price of the Company’s common stock at the start or end of each six-month offering period, whichever is lower. On March 31, 2025, participants in the offering period ending March 31, 2025 purchased 29,350 shares of common stock at $1.46 per share. On March 28, 2025, participants in the offering period ending September 30, 2024 purchased 20,987 shares of common stock at $2.58 per share. While the purchase price for the offering period ending September 30, 2024 under the 2023 ESPP had been established as of September 30, 2024, the Company was unable to issue shares of its common stock until it became current with its required SEC filings. On March 28, 2024, participants in the offering period ending March 28, 2024 purchased 37,543 shares of common stock at $2.80 per share. At March 31, 2025, there were 252,120 shares of the Company’s common stock available for grant under the 2023 ESPP.

Stock-based Compensation

Stock-based compensation expense for the three and nine months ended March 31, 2025 and 2024 represents the estimated fair value of stock options and RSUs at the time of grant, and ESPP shares at the beginning of each offering period, amortized under the straight-line method over the expected vesting period and reduced for estimated forfeitures of options and RSUs. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from original estimates. At March 31, 2025, the aggregate intrinsic value of exercisable stock options was zero.

The following table summarizes stock-based compensation expense for employee and non-employee stock option and RSU grants:

	Three months ended March 31,		Nine months ended March 31,
	2025	2024	2025	2024
Selling and administrative	$161,000	$528,000	$730,000	$1,058,000
Research and development	45,000	35,000	101,000	175,000
Total stock-based compensation expense	$206,000	$563,000	$831,000	$1,233,000

At March 31, 2025, the unamortized stock-based compensation expense related to outstanding stock options and RSUs was approximately $927,000 and $17,000, respectively, and these amounts are expected to be expensed over the weighted-average remaining recognition period of 1.22 years and one month, respectively.

NOTE 8 – CONCENTRATIONS

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and unsecured trade accounts receivable. The Company maintains cash balances in non-interest-bearing bank deposit accounts at a California commercial bank. The Company’s cash balance at this institution is secured by the Federal Deposit Insurance Corporation up to $250,000. As of March 31, 2025 and June 30, 2024, the cash balance was approximately $505,000 and $643,000, respectively.

The Company has not experienced any losses in such accounts. Management believes that the Company is not exposed to any significant credit risk with respect to its cash.

Customer Concentrations

During the three months ended March 31, 2025, the Company had four major customers that each represented more than 10% of revenues on an individual basis and together represented approximately $14,815,000 or 88% of total revenues. During the nine months ended March 31, 2025, the Company had three major customers that each represented more than 10% of revenues on an individual basis and together represented approximately $36,211,000 or 73% of total revenues.

During the three months ended March 31, 2024, the Company had three major customers that each represented more than 10% of revenues on an individual basis and together represented approximately $11,267,000 or 78% of total revenues. During the nine months ended March 31, 2024, the Company had three major customers that each represented more than 10% of revenues on an individual basis and together represented approximately $37,205,000 or 78% of total revenues.

Suppliers/Vendor Concentrations

The Company obtains components and supplies included in its products from a group of suppliers. We do not manufacture the battery cells used in our energy storage solutions. Our battery cells, which are an integral part of our energy storage solutions, are sourced from a single manufacturer located in China. Imports from our supplier in China have been temporarily paused to allow us to explore new arrangements with them. In addition, we are actively pursuing alternative sourcing strategies.

During the three months ended March 31, 2025, the Company had one supplier that accounted for more than 10% of total purchases on an individual basis, the battery supplier located in China, and represented approximately $5,413,000 or 34% of total purchases. During the nine months ended March 31, 2025, the Company had one supplier that accounted for more than 10% of total purchases on an individual basis and represented approximately $12,931,000 or 30% of total purchases.

During the three months ended March 31, 2024, the Company had one supplier that accounted for more than 10% of total purchases on an individual basis, the battery supplier located in China, and represented approximately $3,452,000 or 28% of total purchases. During the nine months ended March 31, 2024, the Company had one supplier that accounted for more than 10% of total purchases on an individual basis and represented approximately $11,510,000 or 30% of total purchases.

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

Securities Class Action

On November 1, 2024, plaintiff Asfa Kassam filed a purported federal securities class action complaint in the United States District Court, District of Nevada, captioned Kassam v. Flux Power Holdings, Inc. et al. (Case No. 2:24-cv-02051), against the Company, our former Chief Executive Officer, Ronald F. Dutt, and our former Chief Financial Officer, Charles A. Scheiwe. The complaint generally alleges that the defendants made false and misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. The action purports to be brought on behalf of those who purchased or otherwise acquired the Company’s publicly traded securities between November 11, 2022 and September 30, 2024, and seeks unspecified damages and other relief. On January 14, 2025, the court granted an unopposed motion to transfer the case to the Southern District of California for all further proceedings (Case No. 3:25-cv-00113-JO-DDL). On February 20, 2025, the court appointed Brandon Paulson to act as lead plaintiff for the putative class. On April 21, 2025, lead plaintiff filed an amended complaint. Defendants will file their motion(s) to dismiss on or before May 12, 2025. The case is still in its early stages. Management believes these claims to be meritless and intends to vigorously defend against them.

Shareholder Derivative Action

On January 7, 2025, plaintiff Ronald Pearl filed a purported shareholder derivative complaint in the United States District Court, District of Nevada, captioned Pearl v. Dutt, et al. (Case No. 2:25-cv-00042), against current and former officers and directors of the Company, naming the Company as a nominal defendant. The complaint generally arises out of the same allegations contained in the Kassam securities class action and alleges claims for breach of fiduciary duties and related claims. The action purports to be brought derivatively on behalf of the Company and seeks damages and other various relief. On February 19, 2025, the court granted an unopposed motion to transfer the case to the Southern District of California for all further proceedings (Case No. 3:25-cv-00373-W-JLB). On March 27, 2025, the parties filed a joint motion to stay the derivative action; the Court has not yet ruled on it. On April 1, 2025, the Court transferred the matter to Judge Ohta, as related to the Kassam securities class action (now captioned Case No. 3:25-cv-00373-JO-DDL).

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

On January 25, 2024, a former CPM, LTD Inc. (“CPM”) employee filed a complaint against CPM, a third-party staffing service provider, Flux Power, Inc., and Flux Power Holdings, Inc. (collectively, the “Defendants”) in San Diego County Superior Court for claims including harassment, failure to prevent harassment, retaliation, wrongful termination, failure to provide meal periods and rest breaks, failure to provide accurate wage statements, and failure to pay wages at separation. CPM is a San Diego based staffing company that provided employees (including the plaintiff) to the Company. The plaintiff has alleged that the Company and CPM were “joint employers” to the plaintiff under California law and are jointly liable for the plaintiff’s claims. The plaintiff is seeking an unspecified amount of unpaid wages, statutory penalties, emotional distress damages, punitive damages, and attorneys’ fees from Defendants. On June 21, 2024, the Company filed an answer to the complaint in which the Company denied that any of the asserted claims possessed any merit and contended that certain of the asserted claims were subject to binding arbitration. This case was settled for an immaterial amount on April 28, 2025.

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

Total rent expense, including the Company’s portion of common area maintenance and other costs allocated between tenants, was approximately $232,000 and $697,000 for the three months and nine months ended March 31, 2025, respectively, and $235,000 and $708,000 for the three and nine months ended March 31, 2024, respectively.

Finance Leases

The Company’s leased properties as of March 31, 2025 are as follows:

Lease Date	Property Leased	Lease Term (months)	Commencement Date	Monthly Lease Payment(1)
9/2/2022	Vehicle	60	9/10/2022	$1,200
10/17/2022	Manufacturing equipment	36	10/17/2022	$5,500
1/24/2023	Manufacturing equipment	36	1/24/2023	$6,700
3/2/2023	Manufacturing equipment	36	3/2/2023	$1,000

(1)	Excludes sales tax and other fees.

Lease costs are amortized on a straight-line basis over their respective lease terms. Depreciation expense related to leased assets was approximately $38,000 and $115,000 for the three and nine months ended March 31, 2025, respectively, and $38,000 and $115,000 for the three and nine months ended March 31, 2024, respectively. Interest expense on leased liabilities was approximately $4,000 and $14,000 for the three months and nine months ended March 31, 2025, respectively, and $7,000 and $20,000 for the three and nine months ended March 31, 2024, respectively.

Future Minimum Lease Payments as of March 31, 2025 are as follows:

	Operating Leases	Finance Leases
Years ending June 30,
2025 (remaining three months)	$222,000	$42,000
2026	910,000	85,000
2027	433,000	15,000
2028	64,000	21,000
Total future minimum lease payments	1,629,000	163,000
Less: discount	(117,000)	(11,000)
Total lease liability	1,512,000	152,000
Less: leases payable, current portion	(808,000)	(109,000)
Leases payable, noncurrent portion	$704,000	$43,000

NOTE 10 - SUBSEQUENT EVENTS

During the quarter ended March 31, 2025, the U.S. government increased certain existing tariffs and implemented new tariffs on imported products. See Business Trends and Uncertainties in Note 2 – Summary of Significant Accounting Policies and Note 8 - Concentrations for information regarding the impact of tariffs on the Company.

In April 2025, the U.S. government increased import tariffs across a wide range of countries at various rates, including on product imports from almost all countries, and individualized higher tariffs on certain countries, which include countries where the Company sources raw materials and components, notably China. As a result, selling prices of the Company’s finished products are likely to increase if tariffs are enforced at the April 2025 levels or are increased in the future, which may have a negative impact on the Company’s revenues, profitability and cash flows. While some of these tariff announcements have since been followed by announcements of limited exemptions and temporary pauses, due to the uncertainties pertaining to tariffs and tariff levels it is difficult for the Company to reliably forecast their short-term or ongoing impact to its business or that of its customers. Imports from our supplier in China have been temporarily paused to allow us to explore new arrangements with them. In addition, we are actively pursuing alternative sourcing strategies.

Management evaluated events subsequent to March 31, 2025 through the filing date of these condensed consolidated financial statements and concluded there are no additional material subsequent events to disclose.

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

The following table summarizes the new orders, shipments, and backlog activities for the last six (6) fiscal quarters:

Fiscal Quarter Ended	Beginning Backlog	New Orders	Shipments	Ending Backlog
December 31, 2023	$21,708,000	$26,552,000	$18,203,000	$30,057,000
March 31, 2024	$30,057,000	$4,030,000	$14,457,000	$19,630,000
June 30, 2024	$19,630,000	$11,614,000	$13,377,000	$17,867,000
September 30, 2024	$17,867,000	$19,451,000	$16,125,000	$21,193,000
December 31, 2024	$21,193,000	$13,116,000	$16,830,000	$17,479,000
March 31, 2025	$17,479,000	$16,158,000	$16,742,000	$16,895,000

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

As of March 31, 2025, our order backlog was approximately $16.9 million, and the lower level, in part, reflects current delays in orders of new forklifts due to a general slowing of capital spending by our customers.

Business Updates

Prior to the increase of existing tariffs and implementation of new tariffs by the U.S government, which is discussed below in “Business Trends and Uncertainties”, we experienced some delays in new orders of our energy storage solutions due to corresponding deferrals of new forklift purchases mainly caused by lower capital spending in the market sector that we serve and due to interest rate variability affecting capital spending by certain large customer fleets. While we have had very few cancellations of existing purchase orders, some customers have extended their orders to later periods. Causal rationale for delays is speculative and not definitive, but some customer feedback indicates concerns over the economy and the uncertainty of interest rates, as well as broader geopolitical uncertainty. The impact of order deferrals has required additional selling strategies to support our targeted sales trajectory.

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

Business Trends and Uncertainties

During the quarter ended March 31, 2025, the U.S. government increased certain existing tariffs and implemented new tariffs on imported products. In April 2025, the U.S. government increased import tariffs across a wide range of countries at various rates, including on product imports from almost all countries, and individualized higher tariffs on certain countries, notably China. Some of these tariff announcements have since been followed by announcements of limited exemptions and temporary pauses. Due to the uncertainties pertaining to tariffs and tariff levels, it is difficult for us to reliably forecast the short-term or ongoing impact to our business or that of our customers but is expected that tariffs would negatively impact our revenues, profitability and cash flows. Management is actively evaluating ways to mitigate potential impacts of tariffs.

We import a portion of our raw materials and components from countries that are subject to import tariffs imposed by the U.S. government, in particular materials and components that are from China. We expect to be able to offset some of the impact of the enacted tariffs with supply chain adjustments, alternative manufacturing locations and cost reduction actions. However, at current and anticipated tariff levels, we will also need to increase the selling prices of our products in order to achieve an acceptable profit margin. Imports from our supplier in China have been temporarily paused to allow us to explore new arrangements with them. In addition, we are actively pursuing alternative sourcing strategies.

Trade-related disruptions can create further uncertainty and supply chain interruptions, which may result in last-minute procurement efforts at elevated cost. We are closely monitoring the fluid nature of proposed tariffs and any impact they may have on our operations and will continue to monitor macroeconomic conditions and evaluate the financial and operational impact of ongoing trade policy shifts. These risks could intensify depending on future developments and we are actively incorporating these considerations into our future operation planning, including assessing pricing actions, cost-control measures, and long-term sourcing strategies.

If tariffs escalate or global inflationary trends persist, our customers may face greater economic strain, which could in turn affect demand for our products. We remain focused on maintaining operational flexibility and adapting our supply chain to navigate these uncertainties and support long-term business performance. See “Risk Factors” under Part II, Item 1A for additional information.

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

On February 21, 2025, the Company received a notice (the “February Notice”) from the Nasdaq Listing Qualifications Department (the “Staff”) stating that because the Company had not yet filed its Form 10-Q for the period ended December 31, 2024 (the “December Form 10-Q”), the Company does not comply with Nasdaq Listing Rule 5250(c)(1) (the “Listing Rule”), which requires Nasdaq-listed companies to timely file all required periodic financial reports with the Securities and Exchange Commission, and required the Company to submit an update to its original plan to regain compliance with the Listing Rule. The Company submitted its update to its original plan to Nasdaq on February 25, 2025, including its plan to file the December Form 10-Q by no later than April 14, 2025. The Company filed the December Form 10-Q on March 20, 2025 and is now current with its required periodic financial reports to be filed with the Securities and Exchange Commission under the Listing Rule.

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

Management and Board of Directors Changes

On March 10, 2025, Mr. Ronald F. Dutt, our former chairman and Chief Executive Officer, notified the Company’s Board of Directors (the “Board”) of his decision to retire and resign from his position as director, Chairman of the Board, Chief Executive Officer and President of the Company and its wholly owned subsidiary, Flux Power, Inc. (“Flux Power”), effective March 10, 2025. Mr. Dutt’s stepping down was for personal reasons and not due to any disagreement with the Company’s management team or the Company’s Board on any matter relating to the operations, policies or practices of the Company or any issues regarding the Company’s accounting policies or practices.

In connection with Mr. Dutt’s retirement, the Board appointed Mr. Dale T. Robinette as the new Chairman of the Board, effective March 10, 2025. Mr. Robinette also currently serves as an independent director, chairperson of the Compensation Committee and a member of both the Audit Committee and the Nominating and Governance Committee. In addition, the Board appointed Mr. Krishna Vanka as director, Chief Executive Officer and President of the Company and Flux Power, effective March 10, 2025.

Employment Agreement with Mr. Vanka

On March 10, 2025, the Company entered into an executive employment agreement with Mr. Vanka, pursuant to which he will serve as the Chief Executive Officer and President of the Company (the “Employment Agreement”). Pursuant to the terms of the Employment Agreement, Mr. Vanka will receive an annual base salary of $400,000, subject to annual performance reviews by the Board or Compensation Committee. As an initial incentive for achieving key financial milestones, Mr. Vanka will be awarded a cash bonus of $100,000 if the Company’s average EBITDA is net positive over the nine months ending December 31, 2025. Beginning fiscal year 2026, Mr. Vanka will have the ability to achieve a cash bonus of up to 150% of base salary based on budget performance goals as determined by the Board or the Compensation Committee. Beginning fiscal year 2026, Mr. Vanka will be granted time-based restricted stock units (“Time RSUs”) equivalent to 50% of his base salary, vesting in three (3) equal annual installments over three (3) years. He will also be eligible for performance-based restricted stock units (“PSUs”), with a target of 50% of his base salary and a maximum of 150%, based on budget performance goals. Any earned PSUs will cliff-vest on the third (3rd) anniversary of the grant date.

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

Amendment to Employment Agreement and Separation and Release with Mr. Dutt

To ensure a smooth transition, on March 10, 2025, the Company entered into an Amendment to Mr. Dutt’s Amended and Restated Employment Agreement, dated February 17, 2021 (the “Amendment to Dutt Employment Agreement,” and together with the Amended and Restated Employment Agreement, the “Dutt Employment Agreement”). Under this amendment, Mr. Dutt may provide services and answer questions on an as-needed basis as a senior advisor and will be compensated based on his current monthly salary in the amount of $32,187.50 through March 31, 2025, unless terminated earlier pursuant to its terms. Mr. Dutt will report to the Chief Executive Officer or his designee.

In addition, on March 31, 2025 the Company and Mr. Dutt entered into a separation and release agreement (“Separation Agreement”), which includes the contemplated terms of the payments and benefits in exchange for the release and other agreements set forth therein (the “Severance Benefits”) with Mr. Dutt, including: (a) a cash severance payment of $386,250.02, equivalent to twelve (12) months of his base salary payable in over twelve (12) installments of approximately $32,187.50 per installment; and (b) a monthly cash payment for twelve (12) months in an amount of $4,034.20 for health insurance coverage. Mr. Dutt’s Separation Agreement includes a customary general release of claims in favor of the Company and certain related parties. Mr. Dutt’s employment with the Company ended on March 31, 2025.

Segment and Related Information

We operate as a single reportable segment.

Results of Operations and Financial Condition

The following table represents our unaudited condensed consolidated statement of operations for the three months ended March 31, 2025 and 2024.

	Three months ended March 31,
	2025		2024
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$16,742,000	100%	$14,457,000	100%
Cost of sales	11,455,000	68	10,432,000	72
Gross profit	5,287,000	32	4,025,000	28

Operating expenses:
Selling and administrative	5,717,000	34	5,311,000	37
Research and development	1,147,000	7	1,286,000	9
Total operating expenses	6,864,000	41	6,597,000	46

Operating loss	(1,577,000)	(9)	(2,572,000)	(18)

Interest income (expense), net	(362,000)	(3)	(433,000)	(3)

Net loss	$(1,939,000)	(12)%	$(3,005,000)	(21)%

Revenues

Revenues for the quarter ended March 31, 2025 were $16,742,000 compared to $14,457,000 for the quarter ended March 31, 2024. The increase of $2,285,000 or 16% was driven by higher demand in both material handling and ground support markets, with unit growth of 10% and 25% respectively.

Cost of Sales

Cost of sales for the quarter ended March 31, 2025 was $11,455,000 or 68% of revenue compared to $10,432,000 or 72% of revenue for the quarter ended March 31, 2024. The decrease in cost of sales as a percent of revenue was directly associated with lower warranty-related costs, partially offset by slightly higher material costs.

Gross Profit

Gross profit for the quarter ended March 31, 2025 was $5,287,000 or 32% of revenue compared to $4,025,000 or 28% of revenue for the quarter ended March 31, 2024. The 400 basis point increase in gross profit margin (gross profit as a percent of revenues) was primarily due to the decrease in warranty-related expenses, partially offset by the slightly higher material costs.

Selling and Administrative Expenses

Selling and administrative expenses for the quarter ended March 31, 2025 were $5,717,000 compared to $5,311,000 for the quarter ended March 31, 2024. The increase of $406,000 or 8% was primarily attributable to professional fees associated with the multi-year restatement of previously filed financial statements and executive recruitment fees, partially offset by lower severance costs and stock-based compensation.

Research and Development Expense

Research and development expenses for the quarter ended March 31, 2025 were $1,147,000 compared to $1,286,000 for the quarter ended March 31, 2024. The decrease of $139,000 was mainly attributable to lower salaries and severance costs.

Interest Income (Expense), net

Interest income (expense), net for the quarter ended March 31, 2025 was $362,000 compared to $433,000 for the quarter ended March 31, 2024. The decrease of $71,000 or 16% was primarily due to lower average balances outstanding under our credit facilities during the quarter ending March 31, 2025 as compared to the same period a year ago.

Net Loss

Net loss for the quarter ended March 31, 2025, was $1,939,000 compared to $3,005,000 for the quarter ended March 31, 2024. The decrease in net loss was primarily attributable to the increase in gross profit, partially offset by the increase in selling and administrative expenses related to costs associated with the multi-year restatement of previously filed financial statements.

The following table represents our unaudited condensed consolidated statement of operations for the nine months ended March 31, 2025 and 2024.

	Nine months ended March 31,
	2025		2024
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$49,697,000	100%	$47,447,000	100%
Cost of sales	33,729,000	68	33,806,000	71
Gross profit	15,968,000	32	13,641,000	29

Operating expenses:
Selling and administrative	16,817,000	34	14,629,000	31
Research and development	3,419,000	7	3,816,000	8
Total operating expenses	20,236,000	41	18,445,000	39

Operating loss	(4,268,000)	(9)	(4,804,000)	(10)

Interest income (expense), net	(1,227,000)	(2)	(1,285,000)	(3)

Net loss	$(5,495,000)	(11)%	$(6,089,000)	(13)%

Revenues

Revenues for the nine months ended March 31, 2025 were $49,697,000 compared to $47,447,000 for the nine months ended March 31, 2024. The increase of $2,250,000 or 5% was driven by an increase in ground support market products and higher average selling prices due to product mix, partially offset by lower material handling revenue which had higher volume year over year but lower average selling prices due to product mix.

Cost of Sales

Cost of sales for the nine months ended March 31, 2025 was $33,729,000 or 68% of revenue compared to $33,806,000 or 71% of revenue for the nine months ended March 31, 2024. The decrease of $77,000 was mostly attributed to a slight reduction in average costs for material handling battery packs and a decrease in warranty costs. The decline in cost of sales as a percent of revenue of 300 basis points was driven by an increase in average selling prices in the ground support market and reduced costs in the material handling market.

Gross Profit

Gross profit for the nine months ended March 31, 2025 was $15,968,000 or 32% of revenue compared to $13,641,000 or 29% of revenue for the nine months ended March 31, 2024. The 300 basis point increase in gross profit margin (gross profit as a percent of revenues) was primarily driven by an increase in average selling prices in the ground support equipment market and reduced costs in the material handling market.

Selling and Administrative Expenses

Selling and administrative expenses for the nine months ended March 31, 2025 were $16,817,000 compared to $14,629,000 for the quarter ended March 31, 2024. The increase of $2,188,000 or 15% was primarily attributable to higher variable incentive compensation, severance costs and professional fees associated with the multi-year restatement of previously filed financial statements.

Research and Development Expense

Research and development expenses for the nine months ended March 31, 2025 were $3,419,000 compared to $3,816,000 for the nine months ended March 31, 2024. The decrease of $397,000 or 10% was primarily attributable to lower salaries and stock-based compensation, partially offset by higher product validation costs.

Interest Income (Expense), net

Interest income (expense), net for the nine months ended March 31, 2025 was $1,227,000 compared to $1,285,000 for the nine months ended March 31, 2024. The decrease was primarily due to lower average balances outstanding under our credit facilities during the nine months ending March 31, 2025 as compared to the same period a year ago.

Net Loss

Net loss for the nine months ended March 31, 2025, was $5,495,000 compared to $6,089,000 for the nine months ended March 31, 2024. The decrease in net loss was primarily attributable to the increase in selling and administrative expenses related to costs associated with the multi-year restatement of previously filed financial statements and severance costs, partially offset by the increase in gross profit.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA is calculated by taking net loss and adding back the expenses related to interest, income taxes, depreciation, amortization and stock-based compensation, each of which has been calculated in accordance with GAAP. Adjusted EBITDA was a loss of $1,123,000 for the quarter ended March 31, 2025, an improvement of $622,000 compared to a loss of $1,745,000 for the quarter ended March 31, 2024. Adjusted EBITDA was a loss of approximately $2,687,000 for the nine months ended March 31, 2025, relatively flat with a loss of $2,784,000 for the nine months ended March 31, 2024.

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

A reconciliation of our Adjusted EBITDA to net loss is included in the table below:

	Three months ended March 31,		Nine months ended March 31,
	2025	2024	2025	2024
Net loss	$(1,939,000)	$(3,005,000)	$(5,495,000)	$(6,089,000)
Add/Subtract:
Interest, net	362,000	433,000	1,227,000	1,285,000
Income tax provision	-	-	-	-
Depreciation and amortization	248,000	264,000	750,000	787,000
EBITDA	(1,329,000)	(2,308,000)	(3,518,000)	(4,017,000)
Add/Subtract:
Stock-based compensation	206,000	563,000	831,000	1,233,000
Adjusted EBITDA	$(1,123,000)	$(1,745,000)	$(2,687,000)	$(2,784,000)

Liquidity and Capital Resources

Overview

To date, our business has not generated sufficient cash to fund our operations. However, given our existing backlog, we anticipate that revenue growth coupled with improvement in our gross margin and lower operating expenses will move us closer to profitability and improve our cash flow. Our gross margin improvement plan includes, but is not limited to, efforts to reduce product costs while increasing the price of our products for new orders. We received new orders during the nine months ended March 31, 2025 of approximately $48.7 million.

As of March 31, 2025, we believe our cash balance of $0.5 million, together with $5.0 million available under our $16.0 million revolving line of credit with GBC, subject to borrowing base limitations, and $1.0 million available under the subordinated line of credit (“Subordinated LOC”) through August 2025, will not be sufficient to meet our anticipated capital resources to fund planned operations for the next twelve (12) months. See “Future Liquidity Needs” below and Liquidity and Financial Condition in Note 2 – Summary of Significant Accounting Policies to the unaudited condensed consolidated financial statements for additional information.

Cash Flows

Cash Flow Summary

	Nine months ended March 31,
	2025	2024
Net cash provided by (used in) operating activities	$2,208,000	$(4,274,000)
Net cash used in investing activities	(498,000)	(588,000)
Net cash provided by (used in) financing activities	(1,848,000)	3,733,000
Net change in cash	$(138,000)	$(1,129,000)

Operating Activities

Net cash provided by operating activities was $2,208,000 for the nine months ended March 31, 2025, which consisted of $4,914,000 provided by changes in operating assets and liabilities and $2,789,000 of non-cash operating costs, partially offset by net loss of $5,495,000. The primary changes in operating assets and liabilities were a decrease in accounts receivable and an increase in accounts payable and accrued expenses combined, partially offset by office lease payable payments.

Net cash used in operating activities was $4,274,000 for the nine months ended March 31, 2024, which consisted of net loss of $6,089,000 and $1,172,000 used in changes in operating assets and liabilities, partially offset by $2,987,000 of non-cash operating costs. The primary changes in operating assets and liabilities were an increase in accounts receivable, an increase in inventories and a decrease in office leases payable, partially offset by a reduction in accounts payable and accrued expenses combined.

Investing Activities

Net cash used in investing activities for the nine months ended March 31, 2025 was $498,000, which consisted primarily of equipment purchases.

Net cash used in investing activities for the nine months ended March 31, 2024 was $588,000, which consisted primarily of equipment purchases.

Financing Activities

Net cash used in financing activities for the nine months ended March 31, 2025 was $1,848,000, which primarily consisted of $2,830,000 in net repayments under the working capital line of credit, partially offset by $1,000,000 of subordinated debt borrowings.

Net cash provided by financing activities for the nine months ended March 31, 2024 was $3,733,000, which primarily consisted of $3,733,000 in net borrowing under the working capital line of credit.

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

As of March 31, 2025, we had a cash balance of $0.5 million, available funding under our GBC Credit Facility for up to $5.0 million, subject to borrowing base limitations, and additional borrowing capacity under our 2023 Subordinated LOC of $1.0 million. Our operations have relied on our ability to successfully maintain and draw on our credit facilities. Our ability to draw funds from the GBC Credit Facility is subject to certain restrictions, covenants and borrowing base limitations. In light of the recent Default under the GBC Credit Facility, on January 17, 2025 the financial covenants in the Agreement were modified to help prevent future defaults.

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

Critical Accounting Policies

The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited financial statements and revenues and expenses during the periods reported. Management has considered the implications of ongoing global events and related economic impacts to the estimates and assumptions used in the preparation of the consolidated financial statements. There is heightened volatility and uncertainty around tariff actions, supply chain performance and customer demand. However, the magnitude of such impact on the Company’s business and its duration is uncertain. The Company is not aware of any specific event or circumstance that would require an update to its estimates or adjustments to the carrying value of its assets and liabilities as of March 31, 2025 through the filing date of this quarterly report on Form 10-Q. Actual results could differ from those estimates. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 filed with the SEC on January 29, 2025.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2025 because of the material weaknesses identified in our internal controls over financial reporting.

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

Under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of June 30, 2024, continuing through March 31, 2025, due to previously identified material weaknesses resulting from having insufficient personnel resources with technical accounting expertise related to certain aspects of the financial reporting process.

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

Change in Internal Control over Financial Reporting

Except as discussed above, there have been no changes in the Company’s internal controls over financial reporting during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Securities Class Action

On November 1, 2024, plaintiff Asfa Kassam filed a purported federal securities class action complaint in the United States District Court, District of Nevada, captioned Kassam v. Flux Power Holdings, Inc. et al. (Case No. 2:24-cv-02051), against the Company, our Chief Executive Officer, Ronald F. Dutt, and our former Chief Financial Officer, Charles A. Scheiwe. The complaint generally alleges that the defendants made false and misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. The action purports to be brought on behalf of those who purchased or otherwise acquired the Company’s publicly traded securities between November 11, 2022 and September 30, 2024, and seeks unspecified damages and other relief. On January 14, 2025, the court granted an unopposed motion to transfer the case to the Southern District of California for all further proceedings (Case No. 3:25-cv-00113-JO-DDL). On February 20, 2025, the court appointed Brandon Paulson to act as lead plaintiff for the putative class. On April 21, 2025, lead plaintiff filed an amended complaint. Defendants will file their motion(s) to dismiss on or before May 12, 2025. The case is still in its early stages. Management believes these claims to be meritless and intends to vigorously defend against them.

Shareholder Derivative Action

On January 7, 2025, plaintiff Ronald Pearl filed a purported shareholder derivative complaint in the United States District Court, District of Nevada, captioned Pearl v. Dutt, et al. (Case No. 2:25-cv-00042), against current and former officers and directors of the Company, naming the Company as a nominal defendant. The complaint generally arises out of the same allegations contained in the Kassam securities class action and alleges claims for breach of fiduciary duties and related claims. The action purports to be brought derivatively on behalf of the Company and seeks damages and other various relief. On February 19, 2025, the court granted an unopposed motion to transfer the case to the Southern District of California for all further proceedings (Case No. 3:25-cv-00373-W-JLB). On March 27, 2025, the parties filed a joint motion to stay the derivative action; the Court has not yet ruled on it. On April 1, 2025, the Court transferred the matter to Judge Ohta, as related to the Kassam securities class action (now captioned Case No. 3:25-cv-00373-JO-DDL).

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

On January 25, 2024, a former CPM, LTD Inc. (“CPM”) employee filed a complaint against CPM, a third-party staffing service provider, Flux Power, Inc., and Flux Power Holdings, Inc. (collectively, the “Defendants”) in San Diego County Superior Court for claims including harassment, failure to prevent harassment, retaliation, wrongful termination, failure to provide meal periods and rest breaks, failure to provide accurate wage statements, and failure to pay wages at separation. CPM is a San Diego based staffing company that provided employees (including the plaintiff) to the Company. The plaintiff has alleged that the Company and CPM were “joint employers” to the plaintiff under California law and are jointly liable for the plaintiff’s claims. The plaintiff is seeking an unspecified amount of unpaid wages, statutory penalties, emotional distress damages, punitive damages, and attorneys’ fees from Defendants. On June 21, 2024, the Company filed an answer to the complaint in which the Company denied that any of the asserted claims possessed any merit and contended that certain of the asserted claims were subject to binding arbitration. This case was settled for an immaterial amount on April 28, 2025.

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

We are dependent on one supplier in China for our battery cells, and the inability of this supplier to continue to deliver, or their refusal to deliver, our battery cells at prices and volumes acceptable to us, or as a result of any supply chain disruption, would have a material adverse effect on our business, prospects and operating results.

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

In April 2025, the U.S. government increased import tariffs across a wide range of countries at various rates, including on product imports from almost all countries and individualized higher tariffs on certain countries, including China. As a result of such developments, we have currently paused all imports from our supplier in China and are actively seeking alternative sourcing arrangements. If we are unable to diversify our supply chain and reduce China sourcing, we remain subject to substantial potential exposure to tariffs, which would have significant impacts on our cost structure and product margins.

To date, we have no qualified alternative sources for our battery cells although we research and assess cells from other suppliers on an ongoing basis. We generally do not maintain long-term agreements with our current supplier. While we believe that we will be able to establish additional supplier relationships for our battery cells, we may be unable to do so in the short term or at all at prices, quality or costs that are favorable to us. We are currently actively assessing our options to diversify suppliers for our battery cells to lessen this concentration, however, in the near term, this relationship with our primary manufacturer is a critical component in our business and operations. The loss of this supplier, significant changes in our product requirements, delays of significant orders, and ongoing uncertainties due to current and potential tariffs on our products could have a material adverse effect upon the Company’s business, operating results and financial condition. While we are actively evaluating the potential impacts of these proposed tariffs, as well as our ability to mitigate their related impacts, such tariffs may have a negative impact on our revenues and cash flows. If other additional or retaliatory tariffs are adopted, we would incur additional tariff costs that could be material. In addition, trade-related disruptions can create further uncertainty and supply chain interruptions, which may result in last-minute procurement efforts at elevated cost.

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

The U.S. government is currently imposing increased tariffs on certain products imported into the U.S., which includes lithium-ion batteries and other component parts, which may have an adverse impact on our future operating results.

The lithium-ion battery industry has been subjected to tariffs implemented by the United States government on goods imported from China. Since all of our lithium-ion batteries are manufactured in China, current and potential tariffs on lithium-ion batteries imported by us from China could increase our costs, require us to increase prices to our customers or, if we are unable to do so, result in lower gross margins on the products sold by us. In April 2025, the U.S. government increased import tariffs across a wide range of countries at various rates, including on product imports from almost all countries and individualized higher tariffs on certain countries. Some of these tariff announcements have since been followed by announcements of limited exemptions and temporary pauses. Based on the tariffs enacted and currently in effect, we anticipate incurring incremental tariff costs, additional costs that we may incur on component parts for our battery backs, and costs as a result of import pauses on certain of our product imports and supply-chain interruptions. As a result of such developments, we have currently paused all imports from our supplier in China and are actively seeking alternative sourcing arrangements. If we are unable to diversify our supply chain and reduce China sourcing, we remain subject to substantial potential exposure to tariffs, which would have significant impacts on our cost structure and product margins.

We also import a portion of our raw materials and components from other countries that are subject to import tariffs imposed by the U.S. government. These tariff changes and subsequent retaliatory actions have the potential to increase product costs for us. China has already imposed tariffs on a wide range of American products in retaliation for the American tariffs on steel and aluminum. Any resulting escalation of trade tensions, including any further escalation of “trade wars” with other countries, could have a significant adverse effect on world trade and the world economy, lead to disruptions in our supply chain, and as such, adversely impact our results of operations.

At this time, we cannot predict how such enacted tariffs will impact our business and operations. The imposed tariffs on components imported by us from China or additional tariffs on other countries where we source components necessary for our products could have a material adverse effect on our business and results of operations. In addition, any changes in tariffs or additional restrictions on various products may be announced with little or no advance notice. The adoption and expansion of tariffs or other trade restrictions, increasing trade tensions, or other changes in governmental policies related to tariffs, trade agreements, products or policies, are difficult to anticipate or predict, which makes it difficult for us to operate optimally. If we are unable to navigate further changes in U.S. or international trade policy, it could have a material adverse impact on our business and results of operations. We are closely monitoring potential changes in international trade policy and actively assessing the potential impact of these and other trade policy changes on our business operations and financial performance.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no unregistered securities sold by the Company during the period covered by this report.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f) of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

ITEM 6 – EXHIBITS

The following exhibits are filed as part of this Report.

Exhibit No.	Description
10.1	Amendment No. 4 to Loan and Security Agreement (GBC). Incorporated by reference to Exhibit 10.1 on Form 8-K filed on January 28, 2025.
10.2	Executive Employment Agreement with Krishna Vanka. Incorporated by reference to Exhibit 10.1 on Form 8-K filed on March 10, 2025.
10.3	Amendment to the Amended and Restated Employment Agreement with Ronald F. Dutt. Incorporated by reference to Exhibit 10.2 on Form 8-K filed on March 10, 2025.
10.4	Separation and Release Agreement with Ronald F. Dutt. Incorporated by reference to Exhibit 10.1 on Form 8-K filed on April 2, 2025.
31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.*
31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.*
32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.*
32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.*
101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File, formatted in Inline XBRL (included as Exhibit 101)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Flux Power Holdings, Inc.

Date: May 8, 2025	By:	/s/ Krishna Vanka
Krishna Vanka
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2025	By:	/s/ Kevin S. Royal
Kevin S. Royal
Chief Financial Officer
(Principal Financial Officer)

Page 39