Form 10-K
period 2025-06-30
Flux Power Holdings, Inc.
filed 2025-09-17
CIK 1083743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of December 31, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $19,565,000.

As of September 12, 2025, there were 16,835,698 shares of registrant’s common stock outstanding.

DOCUMENTS  INCORPORATED BY REFERENCE

Certain parts of the Proxy Statement for the Registrant’s next Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the U.S. Securities and Exchange commission within 120 days after the end of the fiscal year to which this report relates.

FLUX POWER HOLDINGS, INC.

FORM 10-K ANNUAL REPORT

For the Fiscal Year Ended June 30, 2025

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

Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements include, among other things, statements relating to:

●	our ability to continue as a going concern;

●	our ability to comply with the terms of our agreement with Gibraltar Business Capital, LLC (“GBC”) for our credit facility, which we have relied on historically and currently rely on to meet our anticipated capital resources and to fund our operations;

●	the expense, timing and outcome of legal proceedings relating to our accounting practices, financial disclosures and employment policies and practices, which includes, but are not limited to, a pending purported federal securities class action and stockholder derivative lawsuit, certain employment lawsuits and other legal and governmental proceedings, investigations and information requests that may be initiated or that may be asserted;

●	our ability to meet projected revenue targets and generate cash from operations as a result of delays in new orders for our energy storage solutions, reflecting corresponding deferrals of new forklift purchases by selected large customer fleets caused by lower capital spending and interest rate variability, and more recently, global tariff uncertainties;

●	our ability to remediate material weaknesses in our controls and procedures and also those identified in our internal control over financial reporting, or to accurately or timely report our financial condition or results of operations, which may adversely affect our business and stock price;

●	our ability to regain compliance and continue to meet the continued listing standards of the Nasdaq Stock Market;

●	our ability to secure sufficient funding to support our current and proposed operations;

●	our ability to manage our working capital requirements efficiently;

●	our ability to obtain the necessary funds from our credit facilities;

●	our ability to obtain raw materials and other supplies for our products at existing or competitive prices and on a timely basis;

●	our anticipated growth strategies and our ability to manage the expansion of our business operations effectively;

●	our ability to maintain or increase our market share in the competitive markets in which we do business;

●	our ability to grow our revenue, increase our gross profit margin and become a profitable business;

●	our ability to fulfill our backlog of open sales orders due to delays in the receipt of key component parts and other potential manufacturing disruptions;

●	our ability to keep up with rapidly changing technologies and evolving industry standards, including our ability to achieve technological advances;

●	our dependence on the growth in demand for our products;

●	our ability to compete with larger companies with far greater resources than us;

●	our ability to shift to new suppliers and incorporate new components into our products in a manner that is not disruptive to our business;

●	our ability to obtain and maintain UL Listings and OEM approvals for our energy storage solutions;

●	our ability to diversify our product offerings and capture new market opportunities;

●	our ability to source our needs for skilled labor, machinery, parts, and raw materials economically;

●	our ability to retain and/or successfully recruit key members of our senior management team;

●	our dependence on our major customers; and

●	the impact of tariffs on our ability to cost-effectively source battery packs and materials used in our products.

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

Our Strategy

Our long-term strategy is to meet the rapidly growing demand for lithium-ion energy solutions and to be the supplier of choice, targeting large companies having energy storage needs. We have established selling relationships with customers with large fleets of forklifts and GSE. We intend to reach this goal by investing in research and development to expand our product mix, by expanding our sales and marketing efforts, improving our customer support efforts and improving production efficiencies. Our research and development efforts will continue to focus on providing adaptable, reliable and cost-effective energy storage solutions for our customers. We have received two patents, with another patent pending, on advanced technology related to lithium-ion energy storage solutions. The technology behind these patents is designed to:

●	increase battery life by optimizing the charging cycle,

●	give users a better understanding of the health of their battery in use, and

●	apply artificial intelligence to predictively balance the cells for optimal performance.

Our largest sector of penetration thus far has been the material handling sector, which we believe is a multi-billion-dollar addressable market. We believe the sector will provide us with an opportunity to grow our business as we enhance our product mix and service levels and grow our sales to large fleets of forklifts and GSE. Applications of our modular packs for other industrial and commercial uses, such as mobile energy storage systems, are providing additional current growth and further opportunities. We intend to continue to expand our supply chain and customer partnerships and seek further partnerships and/or acquisitions that provide synergy to meeting our growth and “building scale” objectives.

Strategic Initiatives

Our near-term priority will be to achieve profitability within our capital constraints. Accordingly, we will continue to pursue supply chain improvements, gross margin expansion initiatives and cost reductions. In addition, we are focusing on business expansion to accelerate gross margins by:

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

Recent Developments

Business Developments

We have experienced some delays in new orders of our energy storage solutions due to corresponding deferrals of new forklift purchases mainly caused by lower capital spending by certain large customer fleets. While we have had very few cancellations of existing purchase orders, some customers have deferred their orders to later periods. Some customers have attributed lower capital spending to concerns over the economy and the uncertainty of higher interest rates, as well as broader geopolitical uncertainty. More recently, the economic impacts and costs of higher global tariffs implemented by the U.S government have affected new purchase orders. The impact of deferrals and uncertainties related to new customer orders have required additional selling strategies to support our targeted sales trajectory. Some of these issues are discussed in the Business Trends and Uncertainties section in Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report,

We have seen improvements in our sourcing and purchasing activity, reflecting our efforts to expand and optimize our vendor strategy. Additional improvements include more secondary sources to minimize stock-outs, lower costs from increasing sources, and controlled delivery times, as reflected in our current inventory levels. With strategic supply chain and profitability improvement initiatives, lower costs and higher volume purchasing, we are targeting gross margin improvement to continue. We are highly focused on expanding sales and marketing initiatives to secure new customer relationships and support continued migration to lithium of current customers. We recently have added our second “tier one” OEM private label battery program to supplement our strong OEM relationships and approvals. This collaboration marks a significant milestone for our S-Series line, which now includes products with the UL Type EE certification, which provides added safety and durability capabilities. We are also working with our distribution network to expand customer acquisition with direct-to-customer initiatives.

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

Nasdaq Stock Market Notices

On January 31, 2025, the Company received a notice (the “January Notice”) from the Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that based on its stockholders’ equity of $194,000 as reported in its Form 10-K for the fiscal year ended June 30, 2024, the Company is no longer in compliance with Nasdaq Listing Rule 5550(b)(1), which requires the Company to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing on Nasdaq (the “Stockholders’ Equity Requirement”). On March 17, 2025, the Company filed its plan with Nasdaq to regain compliance with the Stockholders’ Equity Requirement, which included requesting an extension through July 30, 2025.

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

On July 31, 2025, the Company received a determination letter from the Staff notifying the Company that based on the Company’s most recent disclosure, the Company’s stockholders’ equity was a deficit of $4,372,000 as of March 31, 2025 and that the Staff had determined that the Company had not regained compliance with the Stockholders’ Equity Requirement. The Staff informed the company that trading of the Company’s common stock would be suspended at the opening of business on August 11, 2025, unless the Company requests an appeal of the Staff’s determination to a Nasdaq Hearings Panel (the “Panel”).

On August 7, 2025, the Company submitted a hearing request to the Panel, which request will stay suspension of the Company’s securities and the filing of the Form 25-NSE pending the Panel’s decision. On September 4, 2025, the Company made its presentation to the Panel. On September 16, 2025, the Panel determined to grant the Company an exception to demonstrate compliance with the Stockholders’ Equity Requirement and granted the Company’s request for continued listing, which extension is subject to the following: (1) the Company shall file a Form 10-K for the period ending June 30, 2025 on or before September 30, 2025, and (2), the Company shall demonstrate compliance with the Stockholder’s Equity Requirement on or before October 31, 2025 through public disclosures describing the transactions undertaken by the Company to achieve compliance and demonstrate long-term compliance. If the Company fails to comply with the Nasdaq listing requirements and does not regain compliance, the Company’s common stock will be subject to delisting by Nasdaq. In the event our common stock is delisted, our stock price and market liquidity of our stock will be adversely affected which will impact the ability of the Company’s stockholders to sell securities in the market. Further, delisting from Nasdaq could also have other negative effects, including potential loss of confidence by partners, lenders, suppliers and employees.

Authorized Common Stock Share Increase

On May 28, 2025, we filed a Certificate of Amendment to our amended and restated articles of incorporation, as amended (the “Articles of Incorporation”) with the Secretary of State of the State of Nevada to increase the number of authorized shares of common stock of the Company from 30,000,000 to 75,000,000, effective upon filing. The Amendment did not have any effect on the par value per share of the Company’s common stock.

Settlement Term Sheet

On July 11, 2025, we entered into a settlement term sheet (the “Term Sheet”) to fully resolve the previously disclosed class action litigation captioned Kassam v. Flux Power Holdings, Inc. et al. (Case No. 3:25-cv-00113-JO-DDL), against the Company, its former chief executive officer, Ronald F. Dutt, and its former chief financial officer, Charles A. Scheiwe (collectively, the “Defendants”). The settlement was subsequently memorialized in a definitive settlement agreement, executed on August 27, 2025, which was filed with the Court on August 28, 2025 in connection with an unopposed motion for preliminary approval of the settlement, which motion will be heard by the Court on October 23, 2025. For additional information about the case, see Item 3, “Legal Proceedings,” contained in Part I of this report. In settling the class action, the Company is not admitting any liability and neither the Term Sheet nor the definitive settlement agreement constitutes an admission of liability or an admission regarding the accuracy of any allegation made by the plaintiffs.

The settlement provides for, among other things, the final dismissal of the litigation and a release of claims against the Defendants in exchange for the Company establishing a $1.75 million escrowed settlement fund to cover payments to the settlement class, attorneys’ fees and settlement administration expenses.

The settlement class will consist of all persons or entities who purchased publicly traded common stock of the Company between November 15, 2021 and February 14, 2025, but will exclude (i) persons who suffered no compensable losses; and (ii) the Defendants; present and former officers, directors, or control persons of the Company at all relevant times; members of their immediate families and their legal representatives, heirs, successors, predecessors or assigns; present and former parents, subsidiaries, assigns, successors, and predecessors of the Company; and any entity in which any of the persons excluded hereunder has or had a controlling or majority ownership interest in the Company at any time. The plaintiff’s motion seeks certification of the settlement class, and, for settlement purposes only, Defendants will not object to certification of the action as a class action.

Final settlement is subject to, among other things, court approval of such agreement. If the settlement does not obtain approval, the parties agree that the settlement class will be decertified without prejudice, and that all the parties will revert to their pre-settlement positions.

We expect our liability insurers to directly fund approximately $1.15 million of the settlement fund. The Company estimates that it will contribute approximately $600,000 to the settlement fund as its remaining retention/deductible related to its insurance policy.

Special Meeting of Stockholders

On August 29 2025, at a Special Meeting of Stockholders, our stockholders approved the following proposals: (1) the amendment and restatement of the Company’s Amended and Restated Articles of Incorporation as amended and currently in effect (the “Articles”) to, among other things, (i) increase the aggregate number of authorized shares of preferred stock from 500,000 to 3,000,000, $0.001 par value per share (“Preferred Stock”), (ii) grant the Board authority to fix the rights and preferences of the preferred stock by resolution from time to time, and (iii) designate 1,000,000 shares of Preferred Stock as “Series A Convertible Preferred Stock”, $0.001 par value per share (the “Series A Preferred Stock”), with rights, preferences, privileges and restrictions all as set forth in the Second Amended and Restated Certificate of Incorporation (the “Restated Articles”) in substantially the form attached to the Proxy Statement, and (2) the reservation and issuance of such number of shares of common stock issuable in connection with the conversion of the shares of Series A Preferred Stock which are issuable upon exercise of certain prefunded warrants, and exercise of certain common stock warrants issued and issuable in the Private Placement, which total issuance could exceed 20% of the amount outstanding of common stock prior to the Private Placement for purposes of complying with Nasdaq Listing Rule 5635(d).

Second Amended and Restated Articles of Incorporation

On September 10, 2025, the Company filed a Second Amended and Restated Articles of Incorporation (the “Restated Articles”) with the Secretary of State of the State of Nevada (“Nevada Secretary of State”) to among other things, (i) increase the aggregate number of authorized shares of preferred stock from 500,000 to 3,000,000, $0.001 par value per share (“Preferred Stock”), (ii) grant the Board authority to fix the rights and preferences of the preferred stock by resolution from time to time, and (iii) designate 1,000,000 shares of Preferred Stock as “Series A Convertible Preferred Stock”, $0.001 par value per share (the “Series A Preferred Stock”), with rights, preferences, privileges and restrictions set forth therein. The Restated Articles became effective upon filing with the Nevada Secretary of State on September 10, 2025. The Restated Articles did not have any effect on the par value per share of the Company’s common stock.

Series A Preferred Stock

The Series A Preferred Stock have the following material rights, features, privileges and limitations:

Rank. With respect to payment of dividends and distribution of assets upon liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, all shares of Series A Preferred Stock rank senior to all the common stock and any other class of securities that is specifically designated as junior to the Series A Preferred Stock (“Junior Securities”).

Voting Rights. The holders of shares of Series A Preferred Stock have a right to vote as a single class with the holders of common stock on an as-if-converted-to-Common-Stock-basis based on the greater of the (i) Conversion Price, or the (ii) Minimum Price as defined in Rule 5635(d) of the Nasdaq Listing Rules, except that holders of Series A Preferred Stock shall have the right to vote as a separate class with respect to certain specified matters.

Dividends. The holders of each share of the Series A Preferred Stock then outstanding are entitled to receive cumulative cash dividends at an annual dividend rate of 8.0%, payable quarterly on the last day of March, June, September, and December of each year, which may be payable in kind or in cash at the option of the Company

Liquidation, Dissolution, or Winding Up. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary (a “Liquidation”), bankruptcy event, or change of control, the holders of shares of Series A Preferred Stock will be entitled to receive out of the assets, whether capital or surplus, of the Company an amount equal to the purchase price per warrant to purchase Series A Preferred Stock paid for by the holders of Series A Preferred Stock, adjusted for any stock splits, stock dividends, recapitalizations, or similar transaction with respect to the Series A Preferred Stock (“Liquidation Value”), for each share of Series A Preferred Stock before any distribution or payment will be made to the holders of any Junior Securities, and if the assets of the Company will be insufficient to pay in full such amounts, then the entire assets to be distributed to the holders of shares of Series A Preferred Stock will be ratably distributed among such holders in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.

Conversion Rights. The holders of shares of Series A Preferred Stock have the right to convert all or any portion of the outstanding shares of Series A Preferred Stock held by such holder multiplied by the Liquidation Value into shares of the Company’s common stock at the initial conversion price equal to 120% of the 20-day volume weighted average price (“VWAP”) per share of common stock immediately preceding the initial closing in which the warrants to purchase Series A Preferred Stock were first issued to such holders (the “Initial Conversion Price”), with automatic conversion at the Initial Conversion Price upon (i) the conversion of the shares of Series A Preferred Stock by a then majority of holders of Series A Preferred Stock (the “Majority Holders”), (ii) the affirmative vote or written consent by the Majority Holder to convert all outstanding shares of Series A Preferred Stock, and (iii) on the fifth (5th) anniversary of the initial closing date in which the warrants to purchase Series A Preferred Stock are first issued to such holders of Series A Preferred Stock.

Adjustments to Conversion Price and Conversion Shares. The Conversion Price is subject to standard weighted average anti-dilution protection, and anti-dilution protection against issuance of securities by the Company in certain incidences, such as (i) in the event of a stock dividend on, or a subdivision, combination or reclassification of, common stock, and (ii) in the event of any capital reorganization, reclassification of the capital stock, consolidation or merger of the Company.

Private Placement

On July 18, 2025, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Initial Purchaser(s)”) pursuant to which the Company agreed to sell an initial aggregate amount of approximately $2.9 million in Prefunded Warrants (the “Prefunded Warrants”) at a purchase price equal to $19.369 per warrant (the “Purchase Price”). Each Prefunded Warrant entitled the holder to purchase one share of the Company’s Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”) for $0.001 per share. Purchasers of Prefunded Warrants were also issued an additional five (5) year warrant to purchase a number of shares of common stock, par value $0.001 per share equal to fifty percent (50%) of the number of shares of common stock issuable upon conversion of the Series A Preferred Stock (the “Common Warrants,” and together with the Prefunded Warrants, the “Warrants”). The Warrants, the shares of Series A Preferred Stock issuable upon exercise of the Prefunded Warrants, and the shares of common stock issuable upon exercise of the Common Warrants are referred herein as the “Securities”. On September 15, 2025, the Company entered into an amended and restated securities purchase agreement (the “Amended and Restated Purchase Agreement”) with certain of the Initial Purchasers and certain additional investors (collectively, the “Purchasers”) pursuant to which, among other things, the Purchasers agreed to subscribe for and purchase, and the Company agreed to issue and sell to the Purchasers, an aggregate of 258,144 Prefunded Warrants and 1,214,769 Common Warrants at the Purchase Price for gross proceeds of approximately $5.0 million (the “Private Placement”). The Purchase Price was paid in cash or, in lieu of cash, cancellation of certain existing debt of the Company.

The closing of the Private Placement contemplated by the Purchase Agreement occurred simultaneously on September 15, 2025 upon the satisfaction of certain customary conditions (the “Closing”). As of the Closing, there were no shares of Series A Preferred Stock issued or outstanding. The Company intends to use the net proceeds from the Private Placement for general corporate purposes and growth capital.

The Securities were offered to a small select group of accredited investors, as defined in Rule 501 of Regulation D, all of whom have a substantial pre-existing relationship with the Company. Certain affiliates of the Company participated in the Private Placement, among which included Krishna Vanka, our Chief Executive Officer and director, Kevin Royal, our Chief Financial Officer, Jeffrey Mason, our Chief Operating Officer, Dale Robinette, our director, Michael Johnson, our director, and Cleveland Capital, L.P. (“Cleveland”), which beneficially owns approximately 7.3% of our common stock.

Prefunded Warrant and Common Warrant

Each Prefunded Warrant has an exercise price per share of Series A Preferred Stock equal to $0.001 per share. The Prefunded Warrants are immediately exercisable upon the Closing of the Private Placement and expire when exercised in full. The exercise price and the number of shares of Series A Preferred Stock issuable upon exercise of each Prefunded Warrant is subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Series A Preferred Stock.

Each Common Warrant has an initial exercise price of $1.715, which is equal to the 20-day volume weighted average price (“VWAP’) per share of common stock immediately preceding the Closing of the Private Placement (subject to adjustment therein), are exercisable immediately following issuance and have a term of five (5) years from the initial issuance date. The Common Warrant has a “cashless exercise” provision which provides that the Common Warrant can be exercised without further payment to the Company. The exercise price and the number of shares of common stock issuable upon exercise of each Common Warrant is subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock.

In addition, the Warrants may not be exercised in full and may not be exercised to the extent that immediately following such exercise, the holder would beneficially own greater than 4.99% or, at the election of the holder, greater than 9.99% of the Company’s outstanding common stock.

Registration Rights Agreement

In connection with the Purchase Agreement, the Company agreed to enter into a registration rights agreement with the Purchasers (the “Registration Rights Agreement”), pursuant to which the Company will prepare and file a registration statement with the SEC covering the resale of a number of shares of common stock underlying the Series A Preferred Stock and the Common Warrants issued pursuant to the Purchase Agreement, and to use its commercially reasonable efforts to cause such registration statement to be declared effective by the SEC within seventy-five (75) days following the date of the registration statement.

Escrow Agreement

In connection with the Closing, the Company entered into an Escrow Agreement (the “Escrow Agreement”), with David L. Hill, II on behalf of Hill Innovative Law, LLC, as escrow agent (the “Escrow Agent”), pursuant to which the Escrow Agent agreed to hold and will disburse the total aggregate purchase price pursuant to the terms of the Escrow Agreement.

First Amendment to the Subordinated Unsecured Promissory Note

On July 16, 2025, we entered into a First Amendment to the Subordinated Unsecured Promissory Note (“Note Amendment”) with Cleveland Capital, L.P. (“Cleveland”). The Note Amendment amended the due date set forth in the Subordinated Unsecured Promissory Note dated November 2, 2023 (“Original Note” and as amended by the First Amendment, the “Cleveland Note”) issued by us to Cleveland in connection with a certain Credit Facility Agreement dated November 2, 2023 (the “Subordinated LOC”). Pursuant to the Note Amendment, the due date under the Original Note was changed from August 15, 2025 to September 30, 2025. See Note 8 – Related Party Debt Agreements to the audited consolidated financial statements for additional information regarding the Cleveland Note.

Debt Satisfaction Agreement

On September 15, 2025, concurrently with the Closing of the Private Placement, we entered into a Debt Satisfaction Agreement with Cleveland (the “Debt Satisfaction Agreement”) pursuant to which Cleveland represented that the full subscription price for the Securities acquired and issued in the Private Placement to Cleveland were in exchange for the full payment and settlement of any and all obligations of the Company due to Cleveland the Cleveland Note and upon issuance of the Securities in the Private Placement to Cleveland, all obligations under the Cleveland Note and Subordinated LOC were deemed paid in full and the Subordinated LOC was terminated. In connection with such termination, the Cleveland Note was cancelled.

Credit Facility

On July 28, 2023, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Gibraltar Business Capital, LLC (“GBC”). The Agreement provided us with a senior secured revolving loan facility for up to $15.0 million (the “Revolving Loan Commitment”). The revolving amount available under the GBC Credit Facility is equal to the lesser of the Revolving Loan Commitment and the borrowing base amount, as defined in the Agreement. The GBC Credit Facility is evidenced by a revolving note (the “Revolving Note”), which maturity date was automatically extended to July 31, 2027 (the “Maturity Date”) upon the conversion of all the outstanding obligations under the Cleveland Note into equity of the Company at the Closing of the Private Placement on September 15, 2025. Provided that there is no event of default, the Maturity Date can automatically be extended for a one-year period upon payment of a renewal fee for each such extension in the amount of three-quarters of one percent (0.75%) of the Revolving Loan Commitment, which fee will be due and payable on or before the applicable Maturity Date.

In addition, subject to conditions and terms set forth in the Loan Agreement, we may request an increase in the Revolving Loan Commitment from time to time upon not less than 30 days’ notice to GBC which increase may be made at the sole discretion of GBC, as long as: (a) the requested increase is in a minimum amount of $1,000,000, and (b) the total increases do not exceed $5,000,000 and no more than five (5) increases are made. Outstanding principal under the GBC Credit Facility accrues interest at Secured Overnight Financing Rate (“SOFR”, as defined in the Loan Agreement) plus five and one half of one percent (5.50%) per annum with such interest payment due monthly on the last day of the month. In the event of default, the amounts due under the Loan Agreement bear interest at a rate per annum equal to three percent (3.0%) above the rate that is otherwise applicable to such amounts. In addition, we are required to pay a monthly unused line fee equal to one-half of one percent (0.50%) per annum on the difference between the Revolving Loan Commitment and the average outstanding principal balance of the revolving loan(s) for such month. The obligations under the GBC Credit Facility may be prepaid in whole or in part at any time upon an exit fee of (a) two percent (2.00%) of the Revolving Loan Commitment if the obligations are paid in full during the first year after the closing date, or (b) one percent (1.00%) of the Revolving Loan Commitment if the obligations are paid in full one year after the closing date, provided, that, the exit fee will be waived if such prepayment occurs in connection with the refinancing of the obligations with Bank of America, N.A., as lender.

The loans and other obligations of the Company under the GBC Credit Facility are secured by substantially all of the tangible and intangible assets of the Company (including, without limitation, our intellectual property) pursuant to the terms of the Loan Agreement and the Intellectual Property Security Agreement dated July 28, 2023.

Amendments and Waivers to Credit Facility

On November 2, 2023, we entered into Amendment No. 1 to the Loan Agreement (the “First Amendment”) which amended certain definition of the Subordinated Debt referenced in the Loan Agreement as Subordinated Debt owed by us to Cleveland Capital L.P. (“Cleveland”) pursuant to that certain Subordinated Unsecured Promissory Note, dated as of November 1, 2023, in the aggregate principal amount of $2,000,000.

On January 30, 2024, we entered into Amendment No, 2 to the Loan Agreement (the “Second Amendment”) which amended certain terms of the Loan Agreement including but not limited to, (i) increasing the commitment amount from $15.0 million to $16.0 million, (ii) adding an additional non-refundable closing fee in the amount of $7,500 in cash for the increase in the commitment amount to $16 million, (iii) amending the definition of “Eligible Accounts;” and (iv) amending the EBITDA Minimum financial covenant. In consideration for the Second Amendment, we paid GBC a non-refundable amendment fee of $10,000 in cash, in addition to the $7,500 non-refundable closing fee paid.

On May 8, 2024, we received a waiver from GBC, which waived an event of default with respect to our anticipated failure to maintain the EBITDA covenant for the trailing three (3) month period ended April 30, 2024.

On May 31, 2024, we entered into Amendment No. 3 to the Loan Agreement (the “Third Amendment”) which amended certain terms of the Loan and Security Agreement dated July 28, 2023, including but not limited to amending the EBITDA Minimum financial covenant. In consideration for the Third Amendment, we paid GBC a non-refundable amendment fee of $50,000 in cash.

On August 30, 2024, GBC agreed to waive our non-compliance with, and the effects of its non-compliance under, various representations, financial covenants and non-financial covenants relating to our financial restatements.

On January 17, 2025, we received a waiver which, subject to the satisfaction of certain conditions which were met, waived our non-compliance with and the effects of our non-compliance under, various representations, financial covenants and non-financial covenants relating to our financial restatements and our failure to maintain the EBITDA Minimum for certain financial periods.

On January 22, 2025, we entered into Amendment No. 4 to the Loan Agreement (the “Fourth Amendment”) which amended certain terms relating to the EBITDA Minimum financial covenant. In consideration for the Fourth Amendment, we paid GBC a non-refundable amendment fee of $50,000.

On July 16, 2025, we entered into Amendment No. 5 to the Loan Agreement (the “Fifth Amendment”) which amended the definition of the maturity date to August 31, 2025, unless otherwise extended pursuant to the terms of the Loan Agreement, provided however, upon the occurrence of either (i) an extension of the due date of Cleveland Note to a date no earlier than September 29, 2027, or (ii) the conversion of all of the outstanding obligations under the Cleveland Note into equity of the Registrant, the maturity date will automatically extend to July 31, 2027. In consideration for the Fifth Amendment, we paid GBC a non-refundable amendment fee of $112,500.

On September 4, 2025, we entered into Amendment No. 6 to Loan Agreement (the “Sixth Amendment”), with the effective date of August 31, 2025, which amended certain terms of the Loan Agreement, including (i) modifications to the EBITDA minimum financial covenant of the Company, and (ii) an extension of the maturity date from August 31, 2025 to September 15, 2025, subject to acceleration or further extension pursuant to the terms of the Loan Agreement. Upon the closing of the Private Placement on September 15, 2025, all the outstanding obligations under the Cleveland Note were applied in full satisfaction of the subscription by Cleveland in the Private Placement. Upon the conversion of all of the outstanding obligations under the Cleveland Note into equity of the Company, the Maturity Date of the Revolving Note was automatically extended to July 31, 2027.

As a result of the aforementioned waivers and amendments, and extension of the Maturity Date to July 31, 2027, we expect that the revolving credit facility will remain available subject to meeting certain lending criteria under the Loan Agreement.

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

New Product Update

During fiscal 2025, we advanced our product portfolio with new designs aimed at addressing customer needs while improving our own manufacturing and service operations, including lowering costs to improve margins. These updates emphasized higher energy capacities to support longer and more demanding shifts, simplified service access and cost efficiencies. Collectively, these improvements were intended to resolve performance challenges in customer applications and strengthen our ability to deliver reliable efficient energy solutions. Looking forward, we plan to continue introducing designs that enhance margins, increase part commonality and improve serviceability.

In fiscal 2025, we introduced the G96, a higher-voltage battery system with greater capacity for intensive applications in the Airline and Aviation industry and improved the developed G80 design that simplifies maintenance and enhances usability for GSE. Beyond hardware, we began developing and showcasing SkyEMS, our energy management solution, marking a significant step in building a more comprehensive energy ecosystem. These initiatives reflect our commitment to ramping up integrated energy solutions by combining advanced hardware with intelligent software. Our focus is on creating a connected platform that optimizes performance, improves serviceability, and expands the long-term value we deliver to customers.

Industry Overview

Historically, lithium-ion battery solutions were unable to compete with lead acid and propane-based solutions in industrial applications on the basis of cost. However, the supply of lithium-ion batteries has rapidly expanded, leading to price declines of eighty-five percent (85%) since 2010 according to BloombergNEF. BloombergNEF also estimates that lithium-ion battery prices, which averaged $1,160 per kilowatt hour in 2010, were $156 per kWh in 2019 and dropped to $115 per kWh in 2024. Our unit costs to source lithium in 2025 did not materially change from 2024. Lithium metal itself represents well less than 5% of the cost of our energy storage solutions.

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

According to Worldwide Industrial Truck Statistics (“WITS”), new lift truck sales reached approximately 2.1 million units worldwide in 2023. Approximately 431,000 units were sold in the Americas, primarily Canada, the United States and Mexico, spread relatively evenly between electric rider (Class 1 and Class 2), motorized hand (Class 3) and internal combustion engine powered lift trucks (Class 4 and Class 5). The International Truck Association (“ITA”) estimates that electric products represented approximately sixty-seven percent (67%) of the North American shipments in 2023, reflecting the long-term trend of increasing mix of electric products versus internal combustion (propane) engines. Driven by growth in global manufacturing, e-commerce and construction, Research and Markets expects that the global lift truck market will grow at a compound annual growth rate of 5.7% from 2024 through 2030.

Customers

Our customers include OEMs, forklift equipment dealers, battery distributors and end users. Our customers vary from small companies to Fortune 500 companies.

During the year ended June 30, 2025, we had three major customers that each represented more than 10% of our revenues on an individual basis, and together represented approximately $48,288,000 or 73% of our total revenues. During the year ended June 30, 2024, we had three major customers that each represented more than 10% of our revenues on an individual basis, and together represented approximately $47,178,000 or 78% of our total revenues.

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

Manufacturing and Assembly

Rather than manufacture our own battery cells, our battery cells are currently sourced from one manufacturer located in China. We source the remainder of the components primarily from numerous vendors in the United States. We developed our BMS to be agnostic to a battery’s lithium-ion chemistry and cell manufacturer. Despite such flexibility, we have experienced occasional supply interruptions in the past, and more recently, we have been forced to navigate supply chain and transportation issues stemming from the global pandemic. We have made great strides in sourcing alternate suppliers and parts to minimize future global supply chain disruptions. We are continuing to monitor and test potential new battery cell technologies on an ongoing basis to help mitigate our supply chain risks. Using Lean Manufacturing principles, our final assembly, testing and shipping of our energy storage solutions are completed within our ISO 9001 certified facility in Vista, California, which includes six assembly lines.

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

Intellectual Property

Our success depends, at least in part, on our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of patents, patent applications pending, trade secrets, including know-how, employee and third-party nondisclosure agreements, copyright laws, trademarks, intellectual property licenses and other contractual rights to establish and protect our proprietary rights in our technology. In addition to such factors as innovation, technological expertise and experienced personnel, we believe that a strong patent position is important to remain competitive.

As of June 30, 2025, we have two issued U.S. patents and one U.S. patent pending pertaining to advanced technology related to lithium-ion energy storage solutions. The technology behind these three patents is designed to:

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

We have obtained U.S. federal trademark registrations for Flux, Flux Power, Flux Power logo and Lift. We have pending applications to register SkyBMS and SkyEMS. We also believe that we have common law trademark rights to certain marks in addition to those which we have registered.

Suppliers

The Company obtains components and supplies included in its products from a group of suppliers. We do not manufacture the battery cells used in our energy storage solutions. Our battery cells, which are an integral part of our energy storage solutions, are sourced from a single manufacturer located in China. In response to business uncertainties resulting from tariffs and increased tariff levels imposed by the U.S. government on goods imported into the U.S., as discussed in the previous risk factor, we temporarily paused imports from our supplier in China. The pause was short-lived as both parties quickly agreed to modified terms. At this time, neither the pause in shipments nor the modified terms have materially affected the Company’s operations. However, further escalation of tariffs between the U.S. and China could have a material effect on our ability to cost-effectively source from our supplier in China

During the year ended June 30, 2025, we had one supplier who accounted for more than 10% of our total purchases, which represented approximately $15,902,000 or 28% of our total purchases. During the year ended June 30, 2024, we had one supplier who accounted for more than 10% of our total purchases, which represented approximately $12,437,000 or 27% of our total purchases.

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

Human Capital Resources

As of June 30, 2025 and August 31, 2025, we had 101 and 99 employees, respectively. We engage outside consultants to assist our efforts in business development, operations, finance and other functions from time to time. None of our employees is currently represented by a trade union.

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

Risk Factors Relating to Our Business

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements included in this report. Our audited financial statements at June 30, 2025, and for the year then ended, were prepared assuming that we will continue as a going concern.

Management has evaluated the Company’s expected cash requirements, including investments in additional sales and marketing, research and development, capital expenditures and working capital requirements, and believes the Company’s existing cash and funding available under the GBC Credit Facility, along with the forecasted gross margin, will not be sufficient to meet the Company’s anticipated capital requirements to fund planned operations for the next twelve months following the filing date of this Annual Report on Form 10-K.

The report from our independent registered public accounting firm for the year ended June 30, 2025 includes an explanatory paragraph stating that our current liquidity position and projected cash needs raise substantial doubt about our ability to continue as a going concern, along with management’s assessment and strategies. The perception that we may not be able to continue as a going concern may make it difficult for us to raise new funds and to operate our business due to concerns about our ability to meet our contractual obligations. There is no assurance that sufficient financing will be available when needed or on reasonable terms to allow us to continue our operations. Our ability to continue as a going concern is contingent upon, among other factors, the availability of the GBC Credit Facility or obtaining alternate financing. We cannot provide any assurance that we will be able to raise additional capital. See Liquidity and Financial Condition in Note 2 – Summary of Significant Accounting Policies to the audited consolidated financial statements for additional information.

We have a history of losses and negative working capital.

For the fiscal years ended June 30, 2025 and 2024, we had net losses of $6.7 million and $8.3 million, respectively. We have historically experienced net losses and until we generate sufficient revenue, we anticipate that we will continue to experience losses in the near future.

As of June 30, 2025 and 2024, we had a cash balance of $1.3 million and $0.6 million, respectively. We currently believe that our existing cash balances, availability of our GBC credit facility, cash resources from operations and gross proceeds from our recent private placement will not be sufficient to fund our existing and planned operations for the next twelve months. Until such time as we generate sufficient cash to fund our operations, we will need additional capital to continue our operations thereafter.

We have historically relied on equity financing, borrowings under short-term loans with related parties, credit facilities and/or cash resources from operating activities to fund our operations. Specifically, we have relied heavily on a credit facility with GBC, and there can be no assurance that we will be able to maintain this facility, obtain additional funds via a new facility or that funds will be available on terms acceptable to us, if at all. Failure to maintain the GBC debt facility without a replacement facility would have material adverse impact on our operations.

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

Based on management’s evaluation of our disclosure controls and procedures as of June 30, 2025, we identified material weaknesses in our internal controls over financial reporting. The material weaknesses were based on our ineffective oversight of our internal control over financial reporting and lack of sufficient personnel resources with technical accounting expertise related to certain aspects of the financial reporting process. While management intends to continue the use of third-party consultants and technical accounting experts and to implement measures designed to improve our internal control over financial reporting to remediate material weaknesses, there can be no assurance that these steps will be effective.

We concluded that the previously issued audited consolidated financial statements as of and for the fiscal year ended June 30, 2023 and the unaudited consolidated financial statements as of and for the quarters ended September 30, 2023, December 31, 2023, and March 31, 2024, which were filed with the Securities and Exchange Commission (“SEC”) on September 21, 2023, November 9, 2023, February 8, 2024 and May 13, 2024, respectively, should no longer be relied upon because of errors in such financial statements relating to the improper accounting for inventory. Our Annual Report on Form 10-K filed for the year ended June 30, 2024 included the restatement of those periods. As a part of this restatement and evaluation process, we also discovered that:

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

As a result, our Annual Report on Form 10-K filed for the year ended June 30, 2024 included the restatement of our audited consolidated financial statements for the fiscal years ended June 30, 2023 and 2022, including all related unaudited consolidated interim financial statements within the fiscal years ended June 30, 2024, 2023 and 2022.

After re-evaluation, the Company’s management concluded that considering the errors described above, this represents an additional material weakness in the Company’s disclosure controls and procedures and the Company’s internal control over financial reporting. The material weakness was based upon a lack of sufficiently designed controls over the prevention of fraud and possible management override of controls. To address this material weakness, management plans to continue to devote significant effort and resources to the remediation and improvement of the Company’s internal control over financial reporting. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Moreover, the effectiveness of our controls and procedures may be limited by a variety of factors, including faulty human judgment and simple errors, omissions or mistakes; fraudulent action of an individual or collusion of two or more people; inappropriate management override of procedures; and the possibility that any enhancements to controls and procedures may still not be adequate to assure timely and accurate financial control. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, have been detected, and there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.

We are committed to remediating our material weakness and have continued to remediate the identified material weaknesses through additional processes and controls, including the timing of inventory audits, review of inventory for obsolescence and completeness of data used to estimate warranty liability. We intend to continue to strengthen our internal processes and procedures until the identified material weaknesses have been fully remediated. However, there can be no assurance as to when this material weakness will be remediated or that additional material weaknesses will not arise in the future. If we are unable to maintain effective internal control over financial reporting, our ability to record, process and report financial information in a timely manner and accurately could be adversely affected and could result in a material misstatement in our financial statements, which could subject us to litigation or investigations, require management resources, increase our expenses, negatively affect investor confidence in our financial statements and adversely impact the trading price of our common stock.

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

Under the Nasdaq rules and pursuant to the Stockholders’ Equity Notice, we had until March 17, 2025 to submit to Nasdaq a plan to regain compliance with the Stockholders’ Equity requirement. On March 17, 2025, we filed such plan with Nasdaq to regain compliance with the Stockholders’ Equity requirement, including requesting an extension through July 30, 2025, which is 180 calendar days from the date of the Stockholders’ Equity Notice to regain compliance of the Stockholders’ Equity Requirement. On July 31, 2025, we received a determination letter from the Staff notifying us that based on our most recent disclosure, our stockholders’ equity was a deficit of $4,372,000 as of March 31, 2025 and that the Staff had determined that we had not regained compliance with the Stockholders’ Equity Requirement. The Staff informed us that trading of our common stock would be suspended at the opening of business on August 11, 2025, unless we requested an appeal of the Staff’s determination to a Nasdaq Hearings Panel (the “Panel”).

On August 7, 2025, we submitted such hearing request to the Panel, which request will stay suspension of our securities and the filing of the Form 25-NSE pending the Panel’s decision. On September 15, 2025, we raised $5.0 million in capital through a private placement of Company securities In addition, we have taken steps to reduce our cash burn rate through a reduction in force of approximately 15% of our work force. We are also exploring additional avenues to raise equity capital in order to be in compliance with Nasdaq’s continued listing requirements. There can be no assurance that the Panel will grant our request for continued listing or stay the suspension of our securities.

On September 4, 2025, the Company made its presentation to the Panel. On September 16, 2025, the Panel determined to grant the Company an exception to demonstrate compliance with the Stockholders’ Equity Requirement and granted the Company’s request for continued listing, which extension is subject to the following: (1) the Company shall file a Form 10-K for the period ending June 30, 2025 on or before September 30, 2025, and (2), the Company shall demonstrate compliance with the Stockholder’s Equity Requirement on or before October 31, 2025 through public disclosures describing the transactions undertaken by the Company to achieve compliance and demonstrate long-term compliance. If we fail to comply with the Nasdaq listing requirements and do not regain compliance, our common stock will be subject to delisting by Nasdaq. In the event our common stock is delisted, our stock price and market liquidity of our stock will be adversely affected, which will impact our ability to sell securities in the market. Further, delisting from Nasdaq could also have other negative effects, including potential loss of confidence by partners, lenders, suppliers and employees.

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

The lithium-ion battery industry has been subjected to tariffs implemented by the United States government on goods imported from China. Since all of our lithium-ion battery cells are manufactured in China, current and potential tariffs on lithium-ion battery cells imported by us from China could increase our costs, require us to increase prices to our customers or, if we are unable to do so, result in lower gross margins on the products sold by us. In April 2025, the U.S. government increased import tariffs across a wide range of countries at various rates, including on product imports from almost all countries and individualized higher tariffs on certain countries. Some of these tariff announcements have since been followed by announcements of limited exemptions and temporary pauses. Based on the tariffs enacted and currently in effect, we anticipate incurring incremental tariff costs, additional costs that we may incur on component parts for our battery backs, and costs as a result of import pauses on certain of our product imports and supply-chain interruptions. The uncertain impacts of higher tariffs on global economies and corporate cost structures have also led to order delays by customers. As a result of such developments, we are actively seeking alternative sourcing arrangements. If we are unable to diversify our supply chain and reduce China sourcing, we remain subject to substantial potential exposure to tariffs, which would have significant impacts on our cost structure and product margins.

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

We do not manufacture the battery cells used in our energy storage solutions. Our battery cells, which are an integral part of our energy storage solutions, are sourced from a single manufacturer located in China. We have spent a great deal of time in developing and testing our battery cells that we receive from our main supplier. Our operations are materially dependent upon the continued market acceptance and quality of this manufacturer’s products and its ability to continue to manufacture products that are competitive and that comply with laws relating to environmental and efficiency standards. We generally do not maintain long-term agreements with our current supplier and the loss of this supplier could have a material adverse effect upon the Company’s business, operating results and financial condition.

In the near term, this relationship with our primary manufacturer is a critical component in our business and operations. To date, we have no qualified alternative sources for our battery cells although we research and assess cells from other suppliers on an ongoing basis. We are currently actively assessing our options to diversify suppliers for our battery cells to lessen this concentration. However, qualifying new battery cell suppliers may be time-consuming and costly. In addition, any new battery cell would also require us to obtain a new UL listing, which could further extend the timeframe for introducing new products.

In response to business uncertainties resulting from tariffs and increased tariff levels imposed by the U.S. government on goods imported into the U.S, we temporarily paused imports from our supplier in China. The pause was short-lived as both parties quickly agreed to modified terms. At this time, the modified terms have not materially affected the Company’s operations and we expect to continue sourcing and importing our battery cells from this supplier. However, further escalation of tariffs between the U.S. and China could have a material effect on our ability to cost-effectively source from our supplier in China, which could materially affect our business and operations.

The restatement  of our previously issued financial statements has had a material adverse impact on us, including increased costs, loss of investor confidence, the increased possibility of legal or administrative proceedings and non-compliance with the Nasdaq listing rules.

In connection with our previous financial restatements, we have become subject to a number of additional risks and uncertainties, including:

●	We have incurred substantial unanticipated costs for accounting, legal and consultancy fees in connection with the restatements and internal investigation;

●	The SEC may institute a formal investigation of the Company’s financial statements. In such an event, investigation will divert our management’s time and attention and cause us to incur substantial costs. These investigations can also lead to fines or injunctions or orders with respect to future activities, as well as further substantial costs and diversion of management time and attention;

●	Expenses related to a final settlement in connection with a class action litigation against us, our former chief executive officer, Ronald F. Dutt, and our former chief financial officer, Charles A. Scheiwe and any additional costs in connection with the court approval of such settlement. In addition, we are also subject to other regulatory proceedings or actions which can be lengthy, time consuming and disruptive to normal business operations and could cause us to incur significant defense costs, including costs associated with the indemnification of our officers and directors, and could damage our reputation or adversely affect our stock price. Any adverse ruling or unfavorable resolution in any legal or regulatory proceeding or action could have a material adverse effect on our business, operating results, or financial condition. For additional information regarding certain of the matters in which we are involved, see Item 3, “Legal Proceedings,” contained in Part I of this report.

We are subject to litigation and legal proceedings which could adversely affect our business, financial condition, results of operations or cash flows.

We are subject to lawsuits, legal proceedings and claims in the normal course of our business, which can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. We are currently the subject of complaints alleging violations of various laws, including but not limited to certain employment lawsuits, which are further described under the heading “Legal Proceedings” elsewhere in this report, and in the future could also be subject to other proceedings. These proceedings and any other regulatory proceedings or actions may be time consuming, could cause us to incur significant defense costs and could damage our reputation or adversely affect our stock price. Any adverse ruling or unfavorable resolution in any legal or regulatory proceeding or action could have a material adverse effect on our business, operating results or financial condition. For additional information regarding certain of the matters in which we are involved, see Item 3, “Legal Proceedings,” contained in Part I of this report.

We will need to raise additional capital or financing to continue to execute and expand our business.

We expect that our existing cash, additional funding which we believe is available under our GBC Credit Facility, funds from our private placement, which closed on September 15, 2025, and cash generated from our operations will not be sufficient to meet our anticipated capital resources and to fund our planned operations for the next twelve months (see Liquidity and Financial Condition in Note 2 – Summary of Significant Accounting Policies to the audited consolidated financial statements for additional information). Further, the use of such credit facilities remains subject to performance metrics, certain restrictions and compliance with loan covenants. If we are unable to meet the conditions provided in the loan documents, these funds will not be available to us. In addition, should there be any delays in the receipts of key component parts, due in part to supply chain disruptions, our ability to fulfil the backlog of sales orders will be negatively impacted resulting in lower availability of cash resources from operations. We may be required to access other forms of capital to support our expanded operations and execute our business plan by issuing equity or convertible debt securities, or by entering into another form of structured financing or strategic transaction. Our ability to access such forms of capital will be impacted by investor confidence in our business strategy as well as market conditions In addition, our failure to timely file our annual report on form 10-K for the fiscal year ended June 30, 2024 and subsequent interim quarterly reports on Form 10-Q means that we currently are ineligible to use a registration statement on Form S-3. We will not be eligible to use a registration statement on Form S-3 again until we have timely filed all materials and reports required to be filed pursuant to Section 13, 14 or 15(d) of the Securities Exchange Act of 1934 for a period of at least twelve (12) calendar months immediately preceding the filing of a new registration statement on Form S-3. The inability to use a Form S-3 registration statement will limit our ability to raise capital through sales of our securities in a timely and cost-efficient manner.

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

The loans and other obligations of the Company under the GBC Credit Facility are secured by substantially all of our tangible and intangible assets, including, without limitation, intellectual property, pursuant to the terms of a Loan and Security Agreement with GBC dated July 28, 2023 (the “Agreement”) and an Intellectual Property Security Agreement (the “IP Security Agreement”). The GBC Credit Facility is evidenced by a revolving note (the “Revolving Note”), which maturity date was automatically extended to July 31, 2027 (the “Maturity Date”) upon the conversion of all the outstanding obligations under the Cleveland Note into equity of the Company at the closing of the Private Placement on September 15, 2025. Provided that there is no event of default, the Maturity Date can automatically be extended for one (1) year period upon payment of a renewal fee for each such extension in the amount of three-quarters of one percent (0.75%) of the Revolving Loan Commitment, which fee will be due and payable on or before the applicable Maturity Date. The holder of the Revolving Note is entitled to all of the benefits and security provided for in the Agreement. All Revolving Loans shall be repaid by the Borrower on the Maturity Date, unless payable sooner pursuant to the provisions of the Agreement. As a secured party, upon an event of default, GBC will have a first priority right to the collateral granted to them under the Agreement and IP Security Agreement, and we may lose our ownership interest in the assets pledged as security interest. Events of default have occurred under the GBC Credit Facility associated with certain EBITDA requirements that were not achieved for the three-month period ending April 30, 2024, May 31, 2024 and July 31, 2024, non-compliance with various representations, financial covenants and non-financial covenants relating to our financial restatements under the Agreement. We have obtained waivers with respect to such defaults, which each waive any failure of the Company to be in compliance with such representations, financial covenants and non-financial covenants under the Agreement. We may need to seek waivers in the future and we cannot provide any assurance that such waivers will be available should we not be in compliance with the terms of the GBC Credit Facility in the future. If we had not been able to obtain such waivers, we would have had events of default under the GBC Credit Facility and GBC could terminate their commitments under the facility and foreclose against substantially all our assets. We would likely be forced to seek bankruptcy protection and our investors could lose the full value of their investment in our common stock. As such, a default and/or loss of our collateral will have a material adverse effect on our operations, business and financial condition.

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

Historically a majority of our product sales have been generated from a small number of OEMs and customers, including three customers who, on an aggregate basis, made up 73% of our sales for the year ended June 30, 2025, and three customers who, on an aggregate basis, made up 78% of our sales for the year ended June 30, 2024. As a result, our success depends on continued demand from this small group of customers and their willingness to incorporate our battery products in their equipment. The loss of a significant customer would have an adverse effect on our revenues. There is no assurance that we will be successful in our efforts to convince end users to accept our products. Our failure to gain acceptance of our products could have a material adverse effect on our financial condition and results of operations.

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

A failure of our battery modules could cause personal or property damages for which we would be potentially liable. Damage to or the failure of our energy storage solutions to perform to customer specifications could result in unexpected warranty expenses or result in a product recall, which would be time consuming and expensive. Such circumstances could result in negative publicity or lawsuits filed against us related to the perceived quality of our products which could harm our brand and decrease demand for our products.

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

If we are forced to implement workforce and other cost reductions, our staff resources will be stretched making our ability to comply with legal and regulatory requirements as a public company difficult.

There can be no assurance that our management team will be able to implement and affect programs and policies in an effective and timely manner especially if subject to workforce and other cost reductions, that adequately respond to increased legal, regulatory compliance and reporting requirements imposed by such laws and regulations. Our failure to comply with such laws and regulations could lead to the imposition of fines and penalties and further result in the deterioration of our business.

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

The ownership of our stock is highly concentrated in one of our directors.

Michael Johnson, our director and sole director of Esenjay Investments LLC, beneficially owns in excess of 25% of our outstanding common stock on an as-converted basis, which includes common stock underlying options and warrants that were exercisable or convertible, or which would become exercisable or convertible within 60 days. As a result of his ownership, Mr. Johnson and Esenjay are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control.

We do not intend to pay dividends on shares of our common stock for the foreseeable future.

We have never declared or paid any cash dividends on shares of our common stock. We intend to retain any future earnings to fund the operation and expansion of our business and, therefore, we do not anticipate paying cash dividends on shares of our common stock in the foreseeable future.

We are not currently in compliance with the continued listing requirements for the Nasdaq Stock Market. If we fail to regain compliance or to meet the continued listing requirements, our common stock may be delisted, which could affect the market price of our common stock, hurt your ability to sell your shares and negatively impact our ability to access the capital markets

We cannot assure you that we will be able to comply with the corporate governance requirements, minimum bid price requirement and the other standards that we are required to meet in order to maintain a listing of our common stock on the Nasdaq Capital Market. Our failure to meet these requirements may result in our common stock being delisted from the Nasdaq Capital Market. There can be no assurance that our common stock will continue to trade on the Nasdaq Capital Market or trade on the over-the counter markets or any public market in the future. In the event our common stock is delisted, our stock price and market liquidity of our stock will be adversely affected which will impact your ability to sell your securities in the market.

Preferred Stock may be issued under our Articles of Incorporation, which may have superior rights to our common stock.

Pursuant to our Second Amended and Restated Articles of Incorporation, our board of directors have the authority to fix the rights and preferences of the preferred stock by resolution from time to time, without requiring the vote of the holders of our common stock or preferred stock would, unless otherwise expressly required by the Articles, the preferred stock designation creating any series of preferred Stock, or to the extent required by the Nevada Revised Statutes or Nasdaq (“Required Approval”). The Board could authorize the issuance of preferred stock with voting or conversion rights that are superior to the rights of holders of common stock and issuance of such preferred stock could dilute the voting power or rights of the holders of common stock. As such, the issuance of any preferred stock could diminish the rights of holders of our common stock, or delay or prevent a change of control of our Company and, therefore, could reduce the value of such common stock.

The issuance of shares of our Series A Preferred Stock would reduce the voting power and dilute the ownership of holders of our common stock, and may adversely affect the market price of our common stock.

On September 15, 2025, we completed the private placement of 258,144 Prefunded Warrants to purchase up to 258,144 shares of our Series A Preferred Stock to certain accredited investors for gross proceeds of $5 million. Upon the exercise of the Prefunded Warrants and issuance of the shares of Series A Preferred Stock, holders of the Series A Preferred Stock will be entitled to vote as a single class with the holders of common stock on an as-if-converted-to-common-stock-basis based on the greater of the (i) Conversion Price, or the (ii) Minimum Price as defined in Rule 5635(d) of the Nasdaq Listing Rules. Holders of Series A Preferred Stock shall also have the right to vote as a separate class with respect to certain specified matters. In addition, holders of our Series A Preferred Stock are entitled to receive cumulative cash dividends at an annual dividend rate of 8.0%, which may be payable in kind or in cash at the option of the Company. The subsequent issuance of additional shares of Series A Preferred Stock through the payment of dividends will reduce the relative voting power of the holders of our common stock.

With respect to payment of dividends and distribution of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, all shares of Series A Preferred Stock rank senior to all the common stock and any other class of securities that is specifically designated as junior to the Series A Preferred Stock (“Junior Securities”). Holders of Series A Convertible Preferred Stock have the right to receive a liquidation preference entitling them to be paid out of our assets available for distribution to stockholders before any payment may be made to holders of any other class or series of capital stock, an amount equal to the purchase price per warrant to purchase Series A Preferred Stock paid for by the holders of Series A Preferred Stock (adjusted for any stock splits, stock dividends, recapitalizations, or similar transaction with respect to the Series A Preferred Stock) for each share of Series A Preferred Stock before any distribution or payment will be made to the holders of any Junior Securities, and if the assets of the Company will be insufficient to pay in full such amounts, then the entire assets to be distributed to the holders of shares of Series A Preferred Stock will be ratably distributed among such holders in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full. Holders of shares of Series A Preferred Stock will have conversion rights that are superior to the rights of holders of common stock which issuance could dilute the voting power or rights of the holders of common stock, and anti-dilutive protection, which our holders of common stock do not and will not have.

In addition, the conversion of the Series A Preferred Stock to our common stock would dilute the ownership interest of existing holders of our common stock, and any sales in the public market of the common stock issuable upon conversion of the Series A Preferred Stock could adversely affect prevailing market prices of our common stock. In connection with the Purchase Agreement and the Private Placement, we entered into a registration rights agreement pursuant to which we agreed to prepare and file a registration statement with the SEC covering the resale of a number of shares of common stock underlying the Series A Preferred Stock and the Common Warrants issued pursuant to the Purchase Agreement. These registration rights would facilitate the resale of such securities into the public market, and any such resale would increase the number of shares of our common stock available for public trading. Sales by the investors in the Private Placement of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of our common stock.

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

While we maintain a strong cybersecurity posture, we continuously strive for improvement and vigilance to mitigate evolving threats within this dynamic environment and protect our stakeholders’ interests. Our organization has not experienced any unauthorized access resulting from cybersecurity incidents with a materially adverse effect on our business, operations, or financial condition and we remain cognizant of the potential impact of insufficient cybersecurity measures on our operations. For further insights into additional risks relating to our business, please refer to “Risk Factors Relating to Our Business.” in Item 1A – Risk Factors contained in Part I of this report.

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

ITEM 2 - PROPERTIES

Our corporate headquarters and production facility totals approximately 63,200 square feet and is located in Vista, California. Our production facility is ISO 9001 certified. We lease this property. Rent during the year ended June 30, 2025 was approximately $70,000 per month, and our annual rent will escalate approximately 3% per year through the end of the lease term on November 20, 2026. Our east coast customer service facility located in Atlanta, Georgia is approximately 4,900 square feet and monthly rent is approximately $5,000, which will escalate approximately 5% per year through the end of the lease term on April 30, 2028. Total rent expense was approximately $929,000 and $942,000 for the fiscal years ended June 30, 2025 and 2024, respectively.

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

Securities Class Action

On November 1, 2024, plaintiff Asfa Kassam filed a purported federal securities class action complaint in the United States District Court, District of Nevada, captioned Kassam v. Flux Power Holdings, Inc. et al. (Case No. 2:24-cv-02051), against the Company, our Chief Executive Officer, Ronald F. Dutt, and our former Chief Financial Officer, Charles A. Scheiwe. The complaint generally alleges that the defendants made false and misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. The action purports to be brought on behalf of those who purchased or otherwise acquired the Company’s publicly traded securities between November 11, 2022 and September 30, 2024, and seeks unspecified damages and other relief. On January 14, 2025, the court granted an unopposed motion to transfer the case to the Southern District of California for all further proceedings (Case No. 3:25-cv-00113-JO-DDL). On February 20, 2025, the court appointed Brandon Paulson to act as lead plaintiff for the putative class. On April 21, 2025, lead plaintiff filed an amended complaint. On May 12, 2025, the defendants filed motions to dismiss the amended complaint.

Following a mediation, on July 11, 2025, the parties entered into a settlement term sheet (the “Term Sheet”) to fully resolve the class action litigation. The settlement was subsequently memorialized in a definitive settlement agreement, executed on August 27, 2025, which was filed with the Court on August 28, 2025 in connection with an unopposed motion for preliminary approval of the settlement, which motion will be heard by the Court on October 23, 2025. In settling the class action, the Company is not admitting any liability and neither the Term Sheet nor the definitive settlement agreement constitutes an admission of liability or an admission regarding the accuracy of any allegation made by the plaintiffs. The settlement provides for, among other things, the final dismissal of the litigation and a release of claims against the Defendants in exchange for the Company establishing a $1.75 million escrowed settlement fund to cover payments to the settlement class, attorneys’ fees and settlement administration expenses.

The settlement class will consist of all persons or entities who purchased publicly traded common stock of the Company between November 15, 2021 and February 14, 2025, but will exclude (i) persons who suffered no compensable losses; and (ii) the Defendants; present and former officers, directors, or control persons of the Company at all relevant times; members of their immediate families and their legal representatives, heirs, successors, predecessors, or assigns; present and former parents, subsidiaries, assigns, successors, and predecessors of the Company; and any entity in which any of the persons excluded hereunder has or had a controlling or majority ownership interest in the Company at any time. The plaintiff’s motion seeks certification of the settlement class, and, for settlement purposes only, Defendants will not object to certification of the action as a class action.

Final settlement is subject to, among other things, court approval of such agreement. If the settlement does not obtain approval, the parties agree that the settlement class will be decertified without prejudice, and that all the parties will revert to their pre-settlement positions.

We expect the Company’s liability insurers to directly fund approximately $1.15 million of the settlement fund. The Company estimates that it will contribute approximately $600,000 to the settlement fund as its remaining retention/deductible related to its insurance policy.

Stockholder Derivative Action

On January 7, 2025, plaintiff Ronald Pearl filed a purported stockholder derivative complaint in the United States District Court, District of Nevada, captioned Pearl v. Dutt, et al. (Case No. 2:25-cv-00042), against current and former officers and directors of the Company, naming the Company as a nominal defendant. The complaint generally arises out of the same allegations contained in the Kassam securities class action and alleges claims for breach of fiduciary duties and related claims. The action purports to be brought derivatively on behalf of the Company and seeks damages and other various relief. On February 19, 2025, the court granted an unopposed motion to transfer the case to the Southern District of California for all further proceedings (Case No. 3:25-cv-00373-W-JLB). On March 27, 2025, the parties filed a joint motion to stay the derivative action pending the underlying class action, which motion was granted on May 1, 2025. On April 1, 2025, the Court transferred the matter to Judge Ohta, as related to the Kassam securities class action (now captioned Case No. 3:25-cv-00373-JO-DDL).

Following a mediation, on July 11, 2025 the parties reached an agreement to resolve the derivative complaint in exchange for the Company implementing and maintaining certain corporate governance reforms and enhancements. In connection with the settlement, defendants agreed not to oppose a payment of attorneys’ fees and reimbursement of expenses for plaintiff’s counsel, and a service award for plaintiff in the total amount of $425,000, subject to Court approval. On August 13, 2025, plaintiff filed an unopposed motion for preliminary approval of the settlement, which will be heard by the Court on October 16, 2025. In settling the derivative complaint, the defendants are not admitting any liability, and the settlement does not constitute an admission regarding the accuracy of any allegation made by the plaintiffs. Final settlement remains subject to, among other things, court approval. We expect the Company’s liability insurers to directly fund approximately $350,000 of the agreed upon attorneys’ fees.

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

On December 10, 2024, we and the Employee stipulated to the consolidation of Employment Lawsuit and the PAGA Action. As of the date hereof, both proceedings are currently pending consolidation by the court. Upon consolidation, we intend to move to have the Employee’s action claims dismissed, the Employee’s individual claims compelled to binding arbitration and the Employee’s representative PAGA claims stayed pending the arbitration of his individual claims. On October 22, 2024, the Employee elected to dismiss Insperity from the action without

On January 25, 2024, in a separate action, a former CPM, LTD Inc. (“CPM”) employee filed a complaint against CPM, a third-party staffing service provider, Flux Power, Inc., and Flux Power Holdings, Inc. (collectively, the “Defendants”) in San Diego County Superior Court for claims including harassment, failure to prevent harassment, retaliation, wrongful termination, failure to provide meal periods and rest breaks, failure to provide accurate wage statements, and failure to pay wages at separation. CPM is a San Diego based staffing company that provided employees (including the plaintiff) to us. The plaintiff has alleged that we and CPM were “joint employers” to the plaintiff under California law and are jointly liable for the plaintiff’s claims. The plaintiff sought an unspecified amount of unpaid wages, statutory penalties, emotional distress damages, punitive damages, and attorneys’ fees from Defendants. On June 21, 2024, we filed an answer to the complaint in which we denied that any of the asserted claims possessed any merit and contended that certain of the asserted claims were subject to binding arbitration.  Following discussions, on April 28, 2025, the parties entered into a written settlement agreement that resolved all of the asserted claims.  Pursuant to that settlement, Defendants received a general release from the plaintiff, while expressly denying any wrongdoing whatsoever.  Thereafter, on May 6, 2025, the plaintiff dismissed the action with prejudice.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock is traded on the Nasdaq Capital Market under the symbol “FLUX.”

Holders of Record of Common Stock

As of September 12, 2025, we had approximately 1,361 stockholders of record for our common stock. The foregoing number of stockholders of record does not include an unknown number of stockholders who hold their stock in “street name.”

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities by the Company during the period covered by this Annual Report on Form 10-K.

Purchases of Equity Securities

None.

Equity Compensation Plan Information

The following table provides certain information with respect to our equity compensation plans in effect as of June 30, 2025:

	Number of securities to be issued upon exercise of outstanding options, and settlement of RSUs (a)	Weighted-average exercise price of outstanding options, and issuance price of RSUs (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) ( c)
Equity compensation plans approved by stockholders (1)	247,315	$5.33	–
Equity compensation plans approved by stockholders (2)	749,345	2.60	1,133,892
Equity compensation plans approved by stockholders (3)	–	–	1,000,000
Equity compensation plans approved by stockholders (4)	–		262,120
Total	996,660	3.28	2,396,012

(1) Represents shares of common stock reserved for issuance under the 2014 Equity Incentive Plan (the “2014 Plan”) which was approved by our stockholders on February 17, 2015, amended on October 25, 2017 and expired on November 26, 2024. No shares of the Company’s common stock are available for future grants under the 2014 Plan.

(2) Represents shares of common stock reserved for issuance under the 2021 Equity Incentive Plan (the “2021 Plan”) which was approved by our stockholders on April 29, 2021.

(3) Represents shares of common stock reserved for issuance under the 2025 Equity Incentive Plan (the “2025 Plan”) which was approved by our stockholders on May 28, 2025.

(4) Represents the number of shares of common stock reserved as authorized for the grant of options under the Flux Power Holdings, Inc. 2023 Employee Stock Purchase Plan (the “2023 ESPP”), which was approved by our stockholders on April 20, 2023.

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

Business Overview

We design, develop, manufacture and sell a portfolio of advanced lithium-ion energy storage solutions for electrification of a range of industrial and commercial sectors which include material handling, airport ground support equipment (“GSE”). We believe our mobile energy storage solutions provide our customers a reliable, high performing, cost effective, and more environmentally friendly alternative as compared to traditional lead acid and propane-based solutions. Our modular and scalable design allows different configurations of lithium-ion energy storage solutions to be paired with our proprietary wireless battery management system to provide the level of energy storage required and “state of the art” real time monitoring of pack performance. We believe that the increasing demand for lithium-ion energy storage solutions and more environmentally friendly energy storage solutions in the material handling sector should continue to drive our revenue growth.

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

The following table summarizes the new orders, shipments, and backlog activities for the following fiscal quarters:

Fiscal Quarter Ended	Beginning Backlog	New Orders	Shipments	Ending Backlog
March 31, 2024	$30,057,000	$4,030,000	$14,457,000	$19,630,000
June 30, 2024	$19,630,000	$11,614,000	$13,377,000	$17,867,000
September 30, 2024	$17,867,000	$19,451,000	$16,125,000	$21,193,000
December 31, 2024	$21,193,000	$13,116,000	$16,830,000	$17,479,000
March 31, 2025	$17,479,000	$16,158,000	$16,742,000	$16,895,000
June 30, 2025	$16,895,000	$9,764,000	$16,737,000	$9,922,000

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

As of September 12, 2025, our order backlog was approximately $7.5 million.

Business Updates

We have recently experienced some delays in new orders for our energy storage solutions, reflecting corresponding deferrals of new forklift purchases by selected large customer fleets due to lower capital spending and interest rate variability, and more recently, global tariff uncertainties. While we have had very few cancellations of existing purchase orders, some customers have revised their order terms to fiscal 2026. Some customers have attributed lower capital spending to concerns over the economy and the uncertainty of higher interest rates, as well as broader geopolitical uncertainty. More recently, the economic impacts and costs of higher global tariffs implemented by the U.S government have affected new purchase orders. The impact of order deferrals has required additional selling strategies to support our targeted sales trajectory.

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

Business Trends and Uncertainties

In 2025, the U.S. government increased certain existing tariffs and implemented new tariffs on imported products. In April 2025, the U.S. government increased import tariffs across a wide range of countries at various rates, including on product imports from almost all countries, and individualized higher tariffs on certain countries, notably China. Some of these tariff announcements have since been followed by announcements of limited exemptions and temporary pauses. Due to the uncertainties pertaining to tariffs and tariff levels, it is difficult for us to reliably forecast the ongoing impact to our business or that of our customers but is expected that tariffs would negatively impact our revenues, profitability and cash flows. Management is actively evaluating ways to mitigate potential impacts of tariffs.

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

In response to business uncertainties resulting from tariffs and increased tariff levels imposed by the U.S. government on goods imported into the U.S., we temporarily paused imports from our battery cell supplier in China. The pause was short-lived as both parties quickly agreed to modified terms. At this time, neither the pause in shipments nor the modified terms have materially affected the Company’s operations. However, further escalation of tariffs between the U.S. and China could have a material effect on our ability to cost-effectively source from our supplier in China.

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

Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires retrospective disclosure of significant segment expenses and other segment items on an annual and interim basis. Additionally, it requires disclosure of the title and position of our Chief Operating Decision Maker (“CODM”). This ASU is effective annually beginning with our fiscal year ended June 30, 2025 and for interim periods thereafter. We adopted this standard for the year ended June 30, 2025 and the adoption did not have a material impact on our consolidated financial statements. See Note 13 – Segment Information included in the notes to our consolidated financial statements included in this Annual Report.

Recently Issued Accounting Pronouncements

Management has considered all recent accounting pronouncements not yet adopted in our consolidated financial statements. In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses, which requires additional disclosure of certain amounts included in the expense captions presented on the statement of operations, as well as disclosures about selling expenses. The ASU is effective on a prospective basis, with the option for retrospective application, for our fiscal year ending June 30, 2028 and interim periods thereafter. Early adoption is permitted for annual financial statements that have not yet been issued. We are evaluating the disclosure requirements related to the new standard.

In December 2023, the FASB issued Accounting Standards Update 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures, which requires more detailed income tax disclosures. The guidance requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The standard is effective for our fiscal year ending June 30, 2026, with early adoption permitted. We are evaluating the disclosure requirements related to the new standard.

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

We believe the following critical accounting policies and estimates affect the preparation of our financial statements:

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. We have not experienced significant issues related to the collection of our accounts receivable. As of June 30, 2025 and 2024, we had an allowance for credit losses of $68,000 and $55,000, respectively.

Inventories

Inventories consist primarily of battery management systems and the related subcomponents and are stated at the lower of cost (first-in, first-out) or net realizable value. We evaluate inventories to determine if write-downs are necessary due to obsolescence or if the inventory levels are in excess of anticipated demand at market value based on consideration of historical sales and product development plans. We recorded an adjustment related to obsolete inventory in the amount of approximately $534,000 and $490,000 during the years ended June 30, 2025 and 2024, respectively. Inventories at June 30, 2025 and 2024 are net of inventory obsolescence write-downs of $1,551,000 and $2,677,000, respectively.

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

Product revenue is recognized as a distinct single performance obligation which occurs at the point in time that title passes to the customer. Our customers do have a right to return product, but our returns have historically been minimal.

Product Warranties

We evaluate our exposure to product warranty obligations based on historical experience. Our products, primarily forklift equipment packs, are warrantied for five years unless modified by a separate agreement. As of June 30, 2025 and 2024, we carried warranty liability of approximately $3,377,000 and $3,018,000, respectively, which is included in accrued expenses on our consolidated balance sheets.

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

Results of Operations

Comparison of Results of Operations of the Fiscal Years Ended June 30, 2025 and 2024

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Annual Report.

The following table represents our statement of operations for the fiscal years ended June 30, 2025 (“fiscal 2025”) and June 30, 2024 (“fiscal 2024”).

	Year ended June 30, 2025		Year ended June 30, 2024
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$66,434,000	100%	$60,824,000	100%
Cost of sales	44,694,000	67	43,591,000	72
Gross profit	21,740,000	33	17,233,000	28

Operating expenses:
Selling and administrative	22,304,000	34	18,932,000	31
Research and development	4,464,000	7	4,916,000	8
Total operating expenses	26,768,000	41	23,848,000	39

Operating loss	(5,028,000)	(8)	(6,615,000)	(11)

Other income (expense):
Interest income (expense), net	(1,646,000)	(2)	(1,718,000)	(3)

Net loss	$(6,674,000)	(10)%	$(8,333,000)	(14)%

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

Revenues for fiscal 2025 increased $5,610,000 or 9%, to $66,434,000, compared to $60,824,000 for fiscal 2024. The increase in revenues was driven by increased demand in both the material handling and GSE markets. The material handling revenue increase was attributed to increased unit demand for our private label walkie packs. The GSE revenue increase was attributed to new customer acquisition and higher average selling prices.

Cost of Sales

Cost of sales for fiscal 2025 increased $1,103,000, or 3%, to $44,694,000, compared to $43,591,000 for fiscal 2024. The increase in cost of sales was directly associated with higher sales of energy storage solutions, partially offset by lower average cost of sales per unit achieved during the current year as a result of our gross margin improvement initiatives, including design enhancements to lower cost, improve serviceability, simplify bill of materials and supply chain initiatives to improve inventory turns and create part commonality across multiple product lines. Cost of sales as a percentage of revenues for fiscal 2025 was 67%, a decrease of five percentage points, compared to 72% for fiscal 2024.

Gross Profit

Gross profit for fiscal 2025 increased $4,507,000 or 26%, to $21,740,000, compared to $17,233,000 for fiscal 2024. The increase in profitability is primarily due to the impact of manufacturing efficiencies, cost savings initiatives and lower warranty-related expense. Gross profit margin (gross profit expressed as a percentage of revenues) increased to 33% for fiscal 2025 compared to 28% for fiscal 2024.

Selling and Administrative

Selling and administrative expenses for fiscal 2025 increased $3,372,000 or 18%, to $23,304,000, compared to $18,932,000 for fiscal 2024. Such expenses consist primarily of salaries and personnel-related expenses, sales force commissions, consulting fees, facilities-related expenses, outbound shipping costs, insurance premiums, marketing expenses, travel expenses, public relations expenses and bad debt expenses. The increase was primarily attributable to professional fees related to the restatement of previously issued financial statements, legal settlements, bonuses, and severance, while slightly offset by lower stock-based compensation driven by forfeitures.

Research and Development

Research and development expenses for fiscal 2025 decreased $452,000 or 9%, to $4,464,000, compared to $4,916,000 for fiscal 2024. Such expenses consist primarily of materials, supplies, salaries and personnel-related expenses, product testing, consulting and other expenses associated with revisions to existing product designs and new product development. The decrease was primarily attributable to payroll and related benefits as well as stock-based compensation driven from reduced headcount and related stock award forfeitures.

Interest Income (Expense), net

Interest expense (expense), net for fiscal 2025 decreased $72,000 or 4%, to $1,646,000, compared to $1,718,000 for fiscal 2024. The decrease in interest expense was due to lower average balances outstanding on our GBC Credit Facility.

Net Loss

Net loss during fiscal 2025 decreased $1,659,000 or 20%, to a net loss of $6,674,000 compared to a net loss of $8,333,000 for fiscal 2024. The lower net loss for fiscal 2025 was primarily attributable to the increase in gross profit while slightly offset by higher general and administrative costs.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA is calculated taking net loss and adding back the expenses related to interest, income taxes, depreciation, amortization and stock-based compensation, each of which has been calculated in accordance with GAAP. Additionally, costs to restate prior periods, as presented in our Annual Report on Form 10-K filed for the year ended June 30, 2024, and litigation resulting from such restatements are also added back. Adjusted EBITDA was a loss of approximately $147,000 for fiscal 2025 compared to a loss of $3,999,000 for fiscal 2024.

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

A reconciliation of our net loss to Adjusted EBITDA is included in the table below.

	Year ended June 30,
	2025	2024
Net loss	$(6,674,000)	$(8,333,000)
Add/Subtract:
Interest, net	1,646,000	1,718,000
Income tax provision	-	-
Depreciation and amortization	1,002,000	1,045,000
EBITDA	(4,026,000)	(5,570,000)
Add/Subtract:
Restatement and related costs	2,900,000	-
Stock-based compensation	979,000	1,571,000
Adjusted EBITDA	$(147,000)	$(3,999,000)

Liquidity and Capital Resources

Overview

For fiscal 2025, we generated positive cash flows from operations of $0.6 million. As of June 30, 2025, we had an accumulated deficit of $106.4 million. To date, our business has not generated sufficient cash to fund our operations. However, given our existing backlog, we anticipate that revenue growth coupled with improvement in our gross margin and lower operating expenses will move us closer to profitability and improve our cash flow. Our gross margin improvement plan includes, but is not limited to, efforts to reduce product costs. We received new orders during fiscal 2025 of approximately $58.5 million.

As of June 30, 2025, we had an existing cash balance of $1.3 million and $2.4 million remaining available under our $16.0 million GBC Credit Facility subject to borrowing base limitations. However, if the Company were to experience an event of default, as defined by the loan agreements, as amended, such additional funds may not be made available.

In April 2024 we notified GBC of a certain event of default with respect to our failure to maintain the EBITDA covenant for the trailing three (3) month period ended April 30, 2024, (the “Default”). On May 8, 2024, we received a waiver, which waived the Default, subject to satisfaction of certain conditions, which have been met.

On May 31, 2024, we entered into Amendment No. 3 to the Loan and Security Agreement (the “Third Amendment”) with GBC, which amended certain terms including but not limited to amending the EBITDA Minimum financial covenant. In consideration for the Third Amendment, we agreed to pay GBC a non-refundable amendment fee of $50,000 in cash. See Note 7 – Notes Payable in the notes to our consolidated financial statements included in this Annual Report.

On August 30, 2024, GBC agreed to waive our non-compliance with, and the effects of our non-compliance under, various representations, financial covenants and non-financial covenants relating to our financial restatements. On January 17, 2025, GBC agreed to waive our non-compliance with, and the effects of our non-compliance under, various representations, financial covenants and non-financial covenants relating to our financial restatements and our failure to maintain the EBITDA Minimum for certain financial periods.

On January 22, 2025, we entered into Amendment No. 4 to the Loan Agreement (the “Fourth Amendment”) which amended certain terms relating to the EBITDA Minimum financial covenant of the Company. In consideration for the Fourth Amendment, paid GBC a non-refundable amendment fee of $50,000 in cash.

On July 16, 2025, we entered into Amendment No. 5 to the Loan Agreement (the “Fifth Amendment”) which amended the definition of the maturity date to August 31, 2025, unless otherwise extended pursuant to the terms of the Loan Agreement, provided however, upon the occurrence of either (i) an extension of the due date of our Subordinated Unsecured Promissory Note, as amended, with Cleveland Capital, L.P. (“the Cleveland Note”) to a date no earlier than September 29, 2027, or (ii) the conversion of all of the outstanding obligations under the Cleveland Note into equity of the Registrant, the maturity date will automatically extend to July 31, 2027. In consideration for the Fifth Amendment, we agreed to pay GBC a non-refundable amendment fee of $112,500.

On September 4, 2025, we entered into Amendment No. 6 to Loan Agreement (the “Sixth Amendment”), with the effective date of August 31, 2025, which amended certain terms of the Loan Agreement, including (i) modifications to the EBITDA minimum financial covenant of the Company, and (ii) an extension of the maturity date from August 31, 2025 to September 15, 2025, subject to acceleration or further extension pursuant to the terms of the Loan Agreement. Upon the closing of the Private Placement on September 15, 2025, all the outstanding obligations under the Cleveland Note was applied in full towards satisfaction of the subscription by Cleveland in the Private Placement. Upon the conversion of all of the outstanding obligations under the Cleveland Note into equity of the Company, the Maturity Date of the Revolving Note was automatically extended to July 31, 2027.

We believe that our existing cash of $1.1 million, together with $6.7 million that currently remains available under our $16.0 million GBC Credit Facility, subject to borrowing base limitations, as of July 31, 2025, along with the $3.8 million cash proceeds portion from our recent private placement , which closed on September 15, 2025, will not be sufficient to meet our anticipated capital resources to fund planned operations for the next twelve months. See “Future Liquidity Needs” below and Liquidity and Financial Condition in Note 2 – Summary of Significant Accounting Policies to the audited consolidated financial statements for additional information.

Cash Flow Summary

	Year ended June 30,
	2025	2024
Net cash provided by (used in) operating activities	$610,000	$(4,798,000)
Net cash used in investing activities	(653,000)	(853,000)
Net cash provided by financing activities	734,000	3,915,000
Net change in cash	$691,000	$(1,736,000)

Operating Activities

Net cash provided by operating activities was $610,000 during fiscal 2025. The primary sources of cash were an increase in accounts payable and accrued expenses combined and non-cash operating costs. The primary uses of cash were the net loss of $6,674,000, an increase in accounts receivable and an increase in other current assets.

Net cash used in operating activities was $4,798,000 during fiscal 2024. The primary uses of cash were the net loss of $8,333,000 and increases in inventory and accounts receivable, that were partially offset by non-cash operating costs and an increase in accounts payable and accrued expenses combined.

Investing Activities

Net cash used in investing activities during fiscal 2025 was $653,000, primarily due to purchases of furniture and office equipment, warehouse equipment and other related costs. Net cash used in investing activities during fiscal 2024 was $853,000, primarily due to purchases of furniture and office equipment, warehouse equipment and other related costs.

Financing Activities

Net cash provided by financing activities during fiscal 2025 was $734,000, primarily due to drawing $1,000,000 under the Cleveland Subordinated Line of Credit, partially offset by $207,000 in net repayments under the GBC Credit. Net cash provided by financing activities during fiscal 2024 was $3,915,000, primarily due to $3,922,000 in net borrowings under the GBC Credit Facility and SVB Credit Facility.

Future Liquidity Needs

We have evaluated our expected cash requirements over the next twelve months, which include, but are not limited to, investments in additional sales and marketing and research and development, capital expenditures, and working capital requirements and have determined that our existing cash resources are not sufficient to meet our anticipated needs during the next twelve months, from the filing of this annual report. See Liquidity and Financial Condition in Note 2 – Summary of Significant Accounting Policies to the audited consolidated financial statements for additional information.

As of July 31, 2025, we had a cash balance of $1.1 million and funding available under our GBC Credit Facility under which up to $6.7 million is currently available, subject to borrowing base limitations. Additionally, the cash portion of the proceeds in connection with the closing of a $5.0 million private placement on September 15, 2025 is approximately $3.8 million.

Our ability to draw funds from the GBC Credit Facility is subject to certain restrictions, covenants and borrowing base limitations. In light of the Default under the GBC Credit Facility, the financial covenants in the Agreement were modified to help prevent future defaults. If we are unable to meet the conditions provided in the loan documents, the funds may not be available to us. In addition, our operations have been impacted by delays in new orders of its energy storage solutions due to corresponding deferrals of new forklift purchases mainly caused by lower capital spending in the market sector that we serve and interest rate variability affecting selected large customer fleets which have impacted its ability to meet projected revenue targets and generate cash from operations. Further, these events have placed pressure on our cash resources and raise substantial doubt about our ability to continue as a going concern for the next twelve months following the filing date of this Annual Report on Form 10-K.

Furthermore, should there be any delays in the receipts of key component parts, due in part to supply change disruptions, our ability to fulfill the backlog of sales orders will be negatively impacted resulting in lower availability of cash resources from operations. In that event, we may be required to raise additional funds by issuing equity or convertible debt securities. If such funds are not available when required, management will be required to curtail investments in new product development, which may have a material adverse effect on future cash flows and results of operations and our ability to continue operating as a going concern. See Liquidity and Financial Condition in Note 2 – Summary of Significant Accounting Policies to the audited consolidated financial statements for additional information.

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2025 because of the material weaknesses identified in our internal controls over financial reporting.

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

Under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and subsequent guidance prepared by the Commission specifically for smaller public companies as of June 30, 2025. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of June 30, 2025 due to previously identified material weaknesses resulting from having insufficient personnel resources with technical accounting expertise related to certain aspects of the financial reporting process and a lack of sufficiently designed controls that support an effective assessment of our internal controls relating to the prevention of fraud and possible management override of controls.

In the Company’s Annual Report on Form 10-K filed for the year ended June 30, 2024, we disclosed that our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2024 because of material weaknesses identified in our internal controls over financial reporting. We also concluded that the previously issued audited consolidated financial statements as of and for the fiscal year ended June 30, 2023 and the unaudited consolidated financial statements as of and for the quarters ended September 30, 2023, December 31, 2023, and March 31, 2024, which were filed with the Securities and Exchange Commission (“SEC”) on September 21, 2023, November 9, 2023, February 8, 2024 and May 13, 2024, respectively, should no longer be relied upon because of errors in such financial statements relating to the improper accounting for inventory. Accordingly, our Annual Report on Form 10-K filed for the year ended June 30, 2024 included the restatement of those periods. As a part of this restatement and evaluation process, we discovered that:

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

The Company’s management concluded that considering the errors described above, this represents an additional material weakness in the Company’s disclosure controls and procedures and the Company’s internal control over financial reporting. The material weakness was based upon a lack of sufficiently designed controls over the prevention of fraud and possible management override of controls.

In March 2024, the Company strengthened its internal financial expertise by hiring a new Chief Financial Officer with over 20 years of experience with publicly traded companies and finance and accounting and who also served as an auditor for 10 years with Ernst & Young LLP, where he became a certified public accountant. As part of its ongoing remedial efforts to strengthen controls and procedures, in May 2024 the Company engaged an external financial consulting firm with extensive technical accounting experience to assist in the preparation of SEC filings. In addition, in August 2024 the Company engaged an external financial consulting firm to assist the Company with accounting advisory services. During fiscal 2025, the Company continued to remediate the identified material weaknesses through additional processes and controls, including the timing of inventory audits, review of inventory for obsolescence and completeness of data used to estimate warranty liability. The Company intends to continue to strengthen its internal processes and procedures until the identified material weaknesses have been fully remediated.

The Company’s management recognizes that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Additionally, controls can be circumvented by collusion or improper management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, have been detected, and there is a risk that material misstatements may not be prevented or detected on a timely basis by internal controls over financial reporting.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding the effectiveness of the Company’s internal control over financial reporting, as such report is not required due to the Company’s status as a smaller reporting company.

Change in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

None.

ITEM 9C - DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENTS INSPECTIONS

Not Applicable.

PART III

Certain information required by Part III has been omitted from this Form 10-K. This information is instead incorporated herein by reference to our definitive Proxy Statement, which we will file within 120 days after the end of our fiscal year pursuant to Regulation 14A in time for our next Annual Meeting of Stockholders.

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our next Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended June 30, 2025 and is incorporated in this report by reference.

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

The following financial statements of Flux Power Holdings, Inc., Report of Haskell & White, LLP, independent registered public accounting firm, and Baker Tilly US, LLP, registered public accounting firm, are included in this report:

(2) Financial Statement Schedules: All schedules have been omitted because the required information is included in the financial statements or notes thereto or because they are not required.

(3) Exhibits:

The exhibits required by Item 601 of Regulation S-K are listed in subparagraph (b) below.

(b) The following exhibits  are filed as part of this Report

Exhibit No.	Description

2.1	Securities Exchange Agreement dated May 18, 2012. Incorporated by reference to Exhibit 2.1 on Form 8-K filed with the SEC on May 24, 2012.
2.2	Amendment No. 1 to the Securities Exchange Agreement dated June 13, 2012. Incorporated by reference to Exhibit 2.2 on Form 8-K filed with the SEC on June 18, 2012.
3.1	Second Amended and Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 on Form 8-K filed with the SEC on September 15, 2025.
3.2	Amended and Restated Bylaws of Flux Power Holdings, Inc. Incorporated by reference to Exhibit 3.1 on Form 8-K filed with the SEC on May 31, 2012.
4(vi)*	Description of Securities.
4.1	Form of Warrant. Incorporated by reference to Exhibit 4.1 on Form 8-K filed with the SEC on September 23, 2021.
4.2	Form of Warrant Certificate. Incorporated by reference to Exhibit 4.1 on Form 8-K filed with the SEC on May 13, 2022.
4.3	Warrant to Purchase Stock issued to Silicon Valley Bank, dated June 23, 2022. Incorporated by reference to Exhibit 4.1 on Form 8-K filed with the SEC on June 28, 2022.
4.4	Form of Warrant. Incorporated by reference to Exhibit 4.1 on Form 8-K filed with the SEC on November 3, 2023.
4.5	Form of Prefunded Warrant (PIPE). Incorporated by reference to Exhibit 4.1 on Form 8-K filed with the SEC on September 16, 2025.
4.6	Form of Common Warrant (PIPE). Incorporated by reference to Exhibit 4.2 on Form 8-K filed with the SEC on September 16, 2025.
10.1#	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on April 9, 2019.
10.2	Lease Agreement dated April 25, 2019. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on April 30, 2019.
10.3	First Amendment to Standard Industrial/Commercial Multi-Tenant Lease with Accutek dated March 1, 2020. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on March 5, 2020.
10.4	Form of Representative Warrant. Incorporated by reference to Exhibit 10.1 on Form 10-Q filed with the SEC on November 12, 2020.
10.5#	Flux Power Holdings, Inc. 2010 Stock Plan: Form of Stock Option Agreement. Incorporated by reference to Exhibit 10.6 on Form 8-K filed with the SEC on June 18, 2012.
10.6#	2014 Equity Incentive Plan. Incorporated by reference to Exhibit 10.23 on Form 10-Q filed with the SEC on May 15, 2015.
10.7#	Amendment to the Flux Power Holdings Inc. 2014 Equity Incentive Plan. Incorporated by reference to Exhibit 10.20 on Form 10-K filed with the SEC on September 27, 2018.
10.8#	Amendment No. 2 to the Flux Power Holdings Inc. 2014 Equity Incentive Plan Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on November 9, 2020.
10.9#	Form of Restricted Stock Unit Award Agreement. Incorporated by reference to Exhibit 10.2 on Form 8-K filed with the SEC on November 9, 2020.
10.10#	Form of Performance Restricted Stock Unit Award Agreement. Incorporated by reference to Exhibit 10.3 on Form 8-K filed with the SEC on November 9, 2020.
10.11#	Annual Cash Bonus Plan. Incorporated by reference to Exhibit 10.4 on Form 8-K filed with the SEC on November 9, 2020.
10.12#	Amended and Restated Employment Agreement by and between Flux Power Holdings, Inc. and Ronald F. Dutt. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on February 17, 2021.
10.13#	Employment Agreement by and between Flux Power Holdings, Inc. and Charles A. Scheiwe. Incorporated by reference to Exhibit 10.2 on Form 8-K filed with the SEC on February 17, 2021.

Exhibit No.	Description
10.14#	2021 Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on May 4, 2021.
10.15#	Form of Restricted Stock Unit Award Agreement – Non-Executive Director. Incorporated by reference to Exhibit 10.2 on Form 8-K filed with the SEC on May 4, 2021.
10.16#	Form of Performance Restricted Stock Unit Award. Incorporated by reference to Exhibit 10.3 on Form 8-K filed with the SEC on November 2, 2021.
10.17	Flux Power Holdings, Inc. 2023 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on April 21, 2023.
10.18	Loan and Security Agreement. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on August 3, 2023.
10.19	Intellectual Property Security Agreement. Incorporated by reference to Exhibit 10.2 on Form 8-K filed with the SEC on August 3, 2023.
10.20	Form of Revolving Note. Incorporated by reference to Exhibit 10.3 on Form 8-K filed with the SEC on August 3, 2023.
10.21	Amended and Restated Annual Bonus Plan. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on October 24, 2023.
10.22	Credit Facility Agreement dated November 2, 2023. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on November 3, 2023.
10.23	Form of Subordinated Unsecured Promissory Note (Cleveland). Incorporated by reference to Exhibit 10.2 on Form 8-K filed with the SEC on November 3, 2023.
10.24	Amendment No. 2 to Loan and Security Agreement (GBC). Incorporated by reference to Exhibit 10.1 on Form 8-K filed on February 1, 2024.
10.25#	Employment Agreement (Kevin S. Royal). Incorporated by reference to Exhibit 10.3 on Form 8-K filed on February 23, 2024.
10.26	Waiver Agreement dated May 8, 2024. Incorporated by reference to Exhibit 10.5 on Form 10-Q filed on May 13, 2024.
10.27	Amendment No. 3 to Loan and Security Agreement (GBC). Incorporated by reference to Exhibit 10.1 on Form 8-K filed on August 14, 2024.
10.28	Waiver to Loan and Security Agreement dated August 30, 2024. Incorporated by reference to Exhibit 10.30 on Form 10-K filed on January 29, 2025.
10.29	Waiver to Loan and Security Agreement dated January 17, 2025. Incorporated by reference to Exhibit 10.31 on Form 10-K filed on January 29, 2025.
10.30	Amendment No. 4 to Loan and Security Agreement (GBC). Incorporated by reference to Exhibit 10.1 on Form 8-K filed on January 28, 2025.
10.31#	Executive Employment Agreement with Krishna Vanka. Incorporated by reference to Exhibit 10.1 on Form 8-K filed on March 10, 2025.
10.32#	Amendment to the Amended and Restated Employment Agreement with Ronald F. Dutt. Incorporated by reference to Exhibit 10.2 on Form 8-K filed on March 10, 2025.
10.33#	Separation and Release Agreement with Ronald F. Dutt. Incorporated by reference to Exhibit 10.1 on Form 8-K filed on April 2, 2025.
10.34#	Flux Power Holdings, Inc. 2025 Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 on Form 8-K filed on May 30, 2025.
10.35	Form of Settlement Term Sheet. Incorporated by reference to Exhibit 99.1 on Form 8-K filed on July 16, 2025.
10.36	Amendment No.5 to Loan and Security Agreement (GBC). Incorporated by reference to Exhibit 10.1 on Form 8-K filed on July 22, 2025.
10.37	First Amendment to Subordinated Unsecured Promissory Note. Incorporated by reference to Exhibit 10.2 on Form 8-K filed on July 22, 2025.
10.38	Amendment No. 6 to Loan and Security Agreement (GBC). Incorporated by reference to Exhibit 10.1 on Form 8-K filed on September 5, 2025.
10.39	Form of Amended and Restated Securities Purchase Agreement. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on September 16, 2025.
10.40	Form of Registration Rights Agreement. Incorporated by reference to Exhibit 10.2 on Form 8-K filed with the SEC on September 16, 2025.
10.41	Form of Escrow Agreement. Incorporated by reference to Exhibit 10.3 on Form 8-K filed with the SEC on September 16, 2025.
10.42	Debt Satisfaction Agreement. Incorporated by reference to Exhibit 10.4 on Form 8-K filed with the SEC on September 16, 2025.
14.1	Code of Business Conduct and Ethics. Incorporated by reference to Exhibit 99.4 on Form 8-K filed with the SEC on July 2, 2019.
19.1	Insider Trading Compliance Program Policy. Incorporated by reference to Exhibit 19.1 to Form 10-K filed with the SEC on January 29, 2025.
21.1	Subsidiaries. Incorporated by reference to Exhibit 21.1 on Form 8-K filed with the SEC on June 18, 2012.
23.1*	Consent of Haskell & White LLP, Independent Registered Public Accounting Firm.
23.2*	Consent of Baker Tilly US, LLP, Independent Registered Public Accounting Firm.
31.1*	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.
31.2*	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.
32.1*	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.
32.2*	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.
97.1	Policy for the Recovery of Erroneously Awarded Compensation. Incorporated by reference to Exhibit 97.1 on Form 10-K filed on January 29, 2025.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File, formatted in Inline XBRL (included as Exhibit 101).

*	Filed herewith.
#	Indicates management contract or compensatory plan or arrangement.

ITEM 16 – FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Flux Power Holdings, Inc.

Dated: September 16, 2025	By:	/s/ Krishna Vanka
Krishna Vanka
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Kevin S. Royal
Kevin S. Royal
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Krishna Vanka	Director, Chief Executive Officer,	September 16, 2025
Krishna Vanka	President and Director (Principal Executive Officer)

/s/ Kevin S. Royal	Chief Financial Officer	September 16, 2025
Kevin S. Royal	(Principal Financial Officer)

/s/ Michael Johnson	Director	September 16, 2025
Michael Johnson

/s/ Mark Leposky	Director	September 16, 2025
Mark Leposky

/s/ Lisa Walters-Hoffert	Director	September 16, 2025
Lisa Walters-Hoffert

/s/ Dale Robinette	Director	September 16, 2025
Dale Robinette

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Flux Power Holdings, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Flux Power Holdings, Inc. (the “Company”) as of June 30, 2025, the related statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements of the Company for the year ended June 30, 2024, before the effects of added comparative disclosures relative to the adoption of Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280), as presented in Note 13, were audited by other auditors whose report dated January 29, 2025, expressed an unqualified opinion, with an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern. We audited the disclosures in Note 13 with respect to segment reporting for the year ended June 30, 2024. We were not engaged to audit, review, or apply any procedures to the fiscal 2024 consolidated financial statements of the Company other than with respect to the disclosures referred to herein and, accordingly, we do not express an opinion or any other form of assurance on the fiscal 2024 consolidated financial statements taken as a whole.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has recurring losses from operations, an accumulated deficit, expects to incur losses for the foreseeable future and requires additional working capital to achieve its operating plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ HASKELL & WHITE LLP

HASKELL & WHITE LLP

We have served as the Company’s auditor since 2025.

Irvine, California

September 16, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Flux Power Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Flux Power Holdings, Inc. (the “Company”) as of June 30, 2024, the related consolidated statement of operations, stockholders’ equity, and cash flow, for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting described in Note 13 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s current liquidity position and projected cash needs raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.

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

/s/ BAKER TILLY US, LLP

We have served as the Company’s auditor from 2012 to 2025.

San Diego, California

January 29, 2025

FLUX POWER HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2025	2024
ASSETS

Current assets:
Cash	$1,334,000	$643,000
Accounts receivable, net of allowance for credit losses of $68,000 and $55,000 at June 30, 2025 and 2024, respectively	11,374,000	9,773,000
Inventories, net	17,231,000	16,977,000
Other current assets	1,865,000	945,000
Total current assets	31,804,000	28,338,000

Right of use assets, net	1,275,000	2,096,000
Property, plant and equipment, net	1,554,000	1,749,000
Other assets	119,000	118,000

Total assets	$34,752,000	$32,301,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$16,295,000	$11,395,000
Accrued expenses	7,058,000	3,926,000
Line of credit	13,627,000	13,834,000
Subordinated debt	1,000,000	–
Deferred revenue	459,000	485,000
Customer deposits	38,000	18,000
Finance leases payable, current portion	80,000	156,000
Office leases payable, current portion	815,000	734,000
Accrued interest	246,000	126,000
Total current liabilities	39,618,000	30,674,000

Long term liabilities:
Finance leases payable, less current portion	32,000	112,000
Office leases payable, less current portion	506,000	1,321,000

Total liabilities	40,156,000	32,107,000

Commitments and contingencies (Note 12)

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 500,000 shares authorized; none issued and outstanding	–	–
Common stock, $0.001 par value; 75,000,000 and 30,000,000 authorized at June 30, 2025 and 2024, respectively; 16,835,698 and 16,682,465 shares issued and outstanding at June 30, 2025 and 2024, respectively	17,000	17,000
Additional paid-in capital	100,965,000	99,889,000
Accumulated deficit	(106,386,000)	(99,712,000)
Total stockholders’ equity (deficit)	(5,404,000)	194,000
Total liabilities and stockholders’ equity (deficit)	$34,752,000	$32,301,000

The accompanying notes are an integral part of these consolidated financial statements.

FLUX POWER HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended June 30,
	2025	2024
Revenues	$66,434,000	$60,824,000
Cost of sales	44,694,000	43,591,000

Gross profit	21,740,000	17,233,000

Operating expenses:
Selling and administrative	22,304,000	18,932,000
Research and development	4,464,000	4,916,000
Total operating expenses	26,768,000	23,848,000

Operating loss	(5,028,000)	(6,615,000)

Other income (expense):
Interest income (expense), net	(1,646,000)	(1,718,000)

Net loss	$(6,674,000)	$(8,333,000)

Net loss per share - basic and diluted	$(0.40)	$(0.50)

Weighted average number of common shares outstanding - basic and diluted	16,717,761	16,548,533

The accompanying notes are an integral part of these consolidated financial statements.

FLUX POWER HOLDING, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock
	Shares	Capital Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at June 30, 2024	16,682,465	$17,000	$99,889,000	$(99,712,000)	$194,000
Issuance of common stock – RSU settlements	102,896	–	–	-	–
Issuance of common stock – ESPP	50,337	-	97,000	-	97,000
Stock-based compensation	–	-	979,000	-	979,000
Net loss	-	-	-	(6,674,000)	(6,674,000)
Balance at June 30, 2025	16,835,698	$17,000	$100,965,000	$(106,386,000)	$(5,404,000)

	Common Stock
	Shares	Capital Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at June 30, 2023	16,462,215	$16,000	$98,086,000	$(91,379,000)	$6,723,000
Issuance of common stock – exercised options and RSU settlements	182,707	1,000	35,000	-	36,000
Issuance of common stock – ESPP	37,543	-	105,000	-	105,000
Fair value of warrants issued	-	-	92,000	-	92,000
Stock-based compensation	-	-	1,571,000	-	1,571,000
Net loss	-	-	-	(8,333,000)	(8,333,000)
Balance at June 30, 2024	16,682,465	$17,000	$99,889,000	$(99,712,000)	$194,000

The accompanying notes are an integral part of these consolidated financial statements.

FLUX POWER HOLDING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(6,674,000)	$(8,333,000)
Adjustments to reconcile net loss to net cash provided by (used in) used in operating activities:
Depreciation and amortization	1,002,000	1,045,000
Stock-based compensation	979,000	1,571,000
Amortization of debt issuance costs	164,000	230,000
Non-cash lease expense	667,000	606,000
Inventory write downs	534,000	490,000
Changes in operating assets and liabilities:
Accounts receivable	(1,723,000)	(973,000)
Inventories	(788,000)	(1,309,000)
Other assets	(1,085,000)	(163,000)
Accounts payable	5,022,000	1,523,000
Accrued expenses	3,132,000	745,000
Accrued interest	120,000	124,000
Office leases payable	(734,000)	(644,000)
Deferred revenue	(26,000)	354,000
Customer deposits	20,000	(64,000)
Net cash provided by (used in) operating activities	610,000	(4,798,000)

Cash flows from investing activities:
Purchases of equipment	(653,000)	(853,000)
Net cash used in investing activities	(653,000)	(853,000)

Cash flows from financing activities:
Proceeds from employee stock purchase plan exercises	97,000	141,000
Proceeds from subordinated debt borrowing	1,000,000	–
Proceeds from revolving line of credit	64,463,000	67,209,000
Payment of revolving line of credit	(64,670,000)	(63,287,000)
Payment of finance leases	(156,000)	(148,000)
Net cash provided by financing activities	734,000	3,915,000

Net change in cash	691,000	(1,736,000)
Cash, beginning of period	643,000	2,379,000

Cash, end of period	$1,334,000	$643,000

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Common stock issued for vested RSUs	$161,000	$538,000
Warrants issued in connection with borrowing agreements, recorded as debt issuance cost	$-	$92,000

Supplemental cash flow information:
Interest paid	$1,235,000	$1,409,000

The accompanying notes are an integral part of these consolidated financial statements.

FLUX POWER HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 and JUNE 30, 2024

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company’s significant accounting policies which have been consistently applied in the preparation of the accompanying consolidated financial statements follows:

Principles of Consolidation

The consolidated financial statements include Flux Power Holdings, Inc. and its wholly-owned subsidiary Flux Power, Inc. after elimination of all intercompany accounts and transactions.

Liquidity and Financial Condition

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, substantial doubt about the Company’s ability to continue as a going concern exists. Historically, the Company’s revenues and operating cash flows have not been sufficient to sustain its operations and the Company has relied on debt and equity financing for additional funds. The Company has incurred an accumulated deficit of $106.4 million through June 30, 2025, and for the year ended June 30, 2025, generated positive cash flows from operations of $0.6 million and incurred a net loss of $6.7 million. As of July 31, 2025, the Company had a cash balance of $1.1 million and $6.7 million available funding under the Gibraltar Business Capital (“GBC”) Credit Facility. In addition, the Company’s operations have been impacted by delays in new orders of its energy storage solutions due to corresponding deferrals of new forklift purchases mainly caused by lower capital spending in the market sector that the Company serves and interest rate variability affecting selected large customer fleets which have impacted the Company’s ability to meet projected revenue targets and generate cash from operations.

Management has evaluated the Company’s expected cash requirements, including investments in additional sales and marketing and research and development, capital expenditures and working capital requirements, and believes the Company’s existing cash, funding available under the GBC Credit Facility, forecasted gross margins and $3.8 million of cash proceeds from the $5.0 million Private Placement, which closed on September 15, 2015, will not be sufficient to meet the Company’s anticipated capital resources to fund planned operations for the next twelve months following the filing date of this Annual Report on Form 10-K.

Management is evaluating strategies to improve profitability of operations and to obtain additional funding. These steps include actual and planned price increases for our energy storage solutions, a number of cost saving initiatives including product cost efficiencies and planned operating cost savings. Based on the Company’s existing backlog and customer orders, management anticipates increased revenues, together with the improvements in gross margin, will move the Company closer to profitability. The planned gross margin improvement tasks include, but are not limited to, a plan to drive bill of material costs down while increasing price of the Company’s products for new orders. The Company also continues to execute cost reduction, sourcing and pricing recovery initiatives in efforts to increase gross margins and improve cash flow from operations. Unforeseen factors in the general economy beyond management’s control could potentially have negative impact on the planned gross margin improvement plan. Management is continuing to evaluate other sources of capital to fund the Company’s operations and growth. However, there can be no assurance that the Company will be able to realize the plans for improved operations or access necessary additional financing when needed to provide sufficient liquidity to continue operations over the next twelve months. If such liquidity is not available when required, management will be required to curtail investments in new product development, which may have a material adverse effect on future cash flows and results of operations and the Company’s ability to continue operating as a going concern.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as certain financial statement disclosures. Significant estimates are made in determining inventory obsolescence write-downs, warranty reserves and valuation allowances for credit losses and deferred tax assets. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from these estimates.

Cash and Cash Equivalents

As of June 30, 2025 and 2024, cash was approximately $1.3 million and $0.6 million, respectively. Cash consisted of funds held in a non-interest-bearing bank deposit account. The Company considers all liquid short-term investments with maturities of less than three months when acquired to be cash equivalents. The Company had no cash equivalents at June 30, 2025 and 2024.

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

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. The Company has not experienced significant issues related to the collection of its accounts receivable. As of June 30, 2025 and 2024, the Company has an allowance for credit losses of $68,000 and $55,000, respectively.

Inventories

Inventories consist primarily of battery management systems and the related subcomponents and are stated at the lower of cost (first-in, first-out) or net realizable value. The Company evaluates inventories to determine if write-downs are necessary due to obsolescence or if the inventory levels are in excess of anticipated demand at market value based on consideration of historical sales and product development plans. The Company recorded an adjustment related to obsolete inventory in the amount of approximately $534,000 and $490,000 during the years ended June 30, 2025 and 2024, respectively. Inventories at June 30, 2025 and 2024 are net of inventory obsolescence write-downs of $1,551,000 and $2,677,000, respectively.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets ranging from three to five years, or, in the case of leasehold improvements, over the lesser of the useful life of the related asset or the lease term.

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

Product Warranties

The Company evaluates its exposure to product warranty obligations based on historical experience. Our products, primarily lift equipment packs, are warrantied for five years unless modified by a separate agreement. As of June 30, 2025 and 2024, the Company carried warranty liability of approximately $3,377,000 and $3,018,000, respectively, which is included in accrued expenses on the Company’s consolidated balance sheets.

Impairment of Long-lived Assets

In accordance with authoritative guidance for the impairment or disposal of long-lived assets, if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through the undiscounted future operating cash flows.

If impairment is indicated, the Company measures the amount of such impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset. The Company believes that no impairment indicators were present, and accordingly no impairment losses were recognized during the fiscal years ended June 30, 2025 and 2024.

Research and Development

The Company is actively engaged in new product development efforts. Research and development costs relating to possible future products are expensed as incurred.

Income Taxes

Pursuant to FASB ASC Topic No. 740, Income Taxes, deferred tax assets or liabilities are recorded to reflect the future tax consequences of temporary differences between the financial reporting basis of assets and liabilities and their tax basis at each year-end. These amounts are adjusted, as appropriate, to reflect enacted changes in tax rates expected to be in effect when the temporary differences reverse. The Company has analyzed filing positions in all of the federal and state jurisdictions where the Company is required to file income tax returns, as well as all open tax years in these jurisdictions. As a result, no unrecognized tax benefits have been identified as of June 30, 2025 and 2024, and, accordingly, no additional tax liabilities have been recorded.

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

For the fiscal years ended June 30, 2025 and 2024, basic and diluted weighted-average common shares outstanding were 16,717,761 and 16,548,533, respectively. The Company incurred a net loss for the fiscal years ended June 30, 2025 and 2024; therefore, basic and diluted loss per share for each fiscal year was the same because potential common share equivalents would have been anti-dilutive. The potentially dilutive common shares outstanding at June 30, 2025 and 2024 that were excluded from diluted weighted-average common shares outstanding represent shares underlying outstanding stock options, RSUs and warrants, as follows:

	June 30,
	2025	2024
Stock options	796,660	1,605,060
RSUs	200,000	114,666
Warrants	1,413,110	1,413,110
	2,409,770	3,132,836

Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires retrospective disclosure of significant segment expenses and other segment items on an annual and interim basis. Additionally, it requires disclosure of the title and position of the Chief Operating Decision Maker (“CODM”). This ASU is effective annually for the Company’s fiscal year ended June 30, 2025 and for interim periods thereafter. The Company adopted this standard for the year ended June 30, 2025 and the adoption did not have a material impact on the Company’s consolidated financial statements. See Note 13 – Segment Information for further information.

Recently Issued Accounting Pronouncements

Management has considered all recent accounting pronouncements not yet adopted in the Company’s consolidated financial statements. In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses, which requires additional disclosure of certain amounts included in the expense captions presented on the statement of operations, as well as disclosures about selling expenses. The ASU is effective on a prospective basis, with the option for retrospective application, for the Company’s fiscal year ending June 30, 2028 and interim periods thereafter. Early adoption is permitted for annual financial statements that have not yet been issued. The Company is evaluating the disclosure requirements related to the new standard.

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires more detailed income tax disclosures. The guidance requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The standard is effective for the Company’ fiscal year ending June 30, 2026, with early adoption permitted. The Company is evaluating the disclosure requirements related to the new standard.

NOTE 3 – INVENTORIES

Inventories consist of the following:

	June 30,
	2025	2024
Raw materials	$13,471,000	$12,850,000
Work in process	513,000	474,000
Finished goods	3,247,000	3,653,000
	$17,231,000	$16,977,000

Inventories consist primarily of our energy storage systems and the related subcomponents, and are stated at the lower of cost or net realizable value.

NOTE 4 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	June 30,
	2025	2024
Lawsuit insurance receivable	$1,486,000	$–
Prepaid insurance	104,000	419,000
Prepaid expenses	17,000	181,000
Other	258,000	345,000
	$1,865,000	$945,000

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30,
	2025	2024
Warranty liability	$3,377,000	$3,018,000
Lawsuit settlements liability	2,175,000	–
Payroll and bonus accrual	1,024,000	471,000
PTO accrual	482,000	437,000
	$7,058,000	$3,926,000

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	June 30,
	2025	2024
Machinery and equipment	$1,534,000	$1,352,000
Office equipment	3,261,000	2,690,000
Furniture and equipment	274,000	274,000
Leasehold improvements	150,000	148,000
CIP	4,000	106,000
Property, plant and equipment, gross	5,223,000	4,570,000
Less: accumulated depreciation	(3,669,000)	(2,821,000)
	$1,554,000	$1,749,000

Depreciation expense on property, plant and equipment was approximately $848,000 and $1,045,000 for the fiscal years ended June 30, 2025 and 2024, respectively, and is included in selling and administrative expenses in the accompanying consolidated statements of operations.

NOTE 7 – NOTES PAYABLE

Revolving Line of Credit

Gibraltar Business Capital (“GBC”) Credit Facility

On July 28, 2023, the Company entered into a Loan and Security Agreement (the “Agreement”) with GBC. The Agreement provides the Company with a senior secured revolving loan facility for up to $15.0 million (the “Revolving Loan Commitment”). The revolving amount available under the GBC Credit Facility is equal to the lesser of the Revolving Loan Commitment and the borrowing base amount (as defined in the Agreement). The GBC Credit Facility is evidenced by a revolving note, which, as amended, matures on July 31, 2027  (the “Maturity Date”), unless extended, modified or renewed (the “Revolving Note”). Provided that there is no event of default, the Maturity Date can automatically be extended for a one-year period upon payment of a renewal fee for each such extension in the amount of three-quarters of one percent (0.75%) of the Revolving Loan Commitment, which fee will be due and payable on or before the applicable Maturity Date.

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

On November 2, 2023, the Company entered into the First Amendment to the Loan and Security Agreement (the “First Amendment”) with GBC, which amended certain definition of the Subordinated Debt referenced in the Loan and Security Agreement dated July 28, 2023 as Subordinated Debt owed by the Company to Cleveland Capital L.P. (“Cleveland”) pursuant to that certain Subordinated Unsecured Promissory Note, dated as of November 1, 2023, in the aggregate principal amount of $2,000,000.

On January 30, 2024, the Company entered into Amendment No. 2 to the Loan and Security Agreement (the “Second Amendment”) with GBC, which amended certain terms of the Loan and Security Agreement dated July 28, 2023, including but not limited to, (i) increasing the commitment amount from $15.0 million to $16.0 million, (ii) adding an additional non-refundable closing fee in the amount of $7,500 in cash for the increase in the commitment amount to $16 million, (iii) amending the definition of “Eligible Accounts;” and (iv) amending the EBITDA Minimum financial covenant of the Company. In consideration for the Second Amendment, the Company agreed to pay GBC a non-refundable amendment fee of $10,000 in cash, in addition to the $7,500 non-refundable closing fee paid.

The loans and other obligations of the Company under the GBC Credit Facility are secured by substantially all of the tangible and intangible assets of the Company (including, without limitation, intellectual property) pursuant to the terms of the Agreement and the Intellectual Property Security Agreement entered into by and among the Company and GBC on July 28, 2023. During the years ended June 30, 2025 and 2024, the Company had multiple drawdowns under the GBC Credit Facility totaling $64.5 million and $65.8 million, respectively, inclusive of the full repayment of the SVB Credit Facility, and made multiple repayments totaling $64.7 million and $52.0 million, respectively. As of June 30, 2025, the outstanding balance under the GBC Credit Facility was approximately $13.6 million, with up to $2.4 million available for future borrowings, subject to borrowing base limitations.

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

On May 31, 2024, the Company entered into Amendment No. 3 to the Loan and Security Agreement (the “Third Amendment”) with GBC which amended certain terms of the Loan and Security Agreement dated July 28, 2023, including but not limited to amending the EBITDA Minimum financial covenant of the Company. In consideration for the Third Amendment, the Company agreed to pay GBC a non-refundable amendment fee of $50,000 in cash.

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

On January 22, 2025, the Company entered into Amendment No. 4 to the Loan and Security Agreement (the “Fourth Amendment”) with GBC which amended certain terms of the Loan and Security Agreement dated July 28, 2023, as amended, relating to the EBITDA Minimum financial covenant of the Company. In consideration for the Fourth Amendment, the Company agreed to pay GBC a non-refundable amendment fee of $50,000 in cash, as follows: (i) $25,000 paid on March 1, 2025, and (ii) $25,000 paid on April 1, 2025.

On July 16, 2025, the Company entered into Amendment No. 5 to the Loan and Security Agreement (the “Fifth Amendment”) with GBC which amended certain terms relating to the maturity date set forth under the Loan and Security Agreement dated July 28, 2023, as amended. Pursuant to the Fifth Amendment, GBC and the Company agreed to amend the definition of the maturity date to August 31, 2025, unless otherwise extended pursuant to the terms of the Loan Agreement, provided however, upon the occurrence of either (i) an extension of the due date of the Company’s Subordinated Unsecured Promissory Note, as amended, with Cleveland Capital, L.P. (“the Cleveland Note”) to a date no earlier than September 29, 2027, or (ii) the conversion of all of the outstanding obligations under the Cleveland Note into equity of the Registrant, the maturity date will automatically extend to July 31, 2027. See Note 8 – Related Party Debt Agreements for additional information pertaining to the Cleveland Note. In consideration for the Fifth Amendment, we agreed to pay GBC a non-refundable amendment fee of $112,500.

On September 4, 2025, we entered into Amendment No. 6 to Loan Agreement (the “Sixth Amendment”), with the effective date of August 31, 2025, which amended certain terms of the Loan Agreement, including (i) modifications to the EBITDA minimum financial covenant of the Company, and (ii) an extension of the maturity date from August 31, 2025 to September 15, 2025, subject to acceleration or further extension pursuant to the terms of the Loan Agreement.  Upon the closing of the Private Placement on September 15, 2025, all the outstanding obligations under the Cleveland Note were applied in full towards satisfaction of the subscription by Cleveland in the Private Placement. Upon the conversion of all of the outstanding obligations under the Cleveland Note into equity of the Company, the Maturity Date of the Revolving Note was automatically extended to July 31, 2027.

As a result of the aforementioned waivers and amendments, and extension of the Maturity Date to July 31, 2027, we expect that the revolving credit facility will remain available subject to meeting certain lending criteria under the Loan Agreement.

Silicon Valley Bank Credit Facility

On November 9, 2020, the Company entered into a Loan and Security Agreement (“Loan and Security Agreement”) with Silicon Valley Bank (“SVB”).

On October 29, 2021, the Company entered into a First Amendment to the Loan and Security Agreement (“First Amendment” and together with the Agreement, the “Loan Agreement”) with SVB which amended certain terms of the Agreement including, but not limited to, increasing the amount of the revolving line of credit from $4.0 million to $6.0 million, and extending the maturity date to November 7, 2022. The First Amendment provided the Company with a senior secured credit facility for up to $6.0 million available on a revolving basis (“Revolving LOC”). Outstanding principal under the Revolving LOC accrued interest at a floating rate per annum equal to the greater of (i) Prime Rate plus two and a half percent (2.50%), or (ii) five and three-quarters percent (5.75%). The Company paid a non-refundable commitment fee of $15,000 upon execution of the Agreement and an additional non-refundable commitment fee of $22,500 in connection with the First Amendment.

On June 23, 2022, the Company entered into a Second Amendment to the Loan and Security Agreement (“Second Amendment” and together with the Loan Agreement, the “Second Amended Loan Agreement”) with SVB, which amended certain terms of the Loan Agreement, including but not limited to, (i) increasing the amount of the revolving line of credit to $8.0 million, (ii) changing the financial covenants of the Company from one based on tangible net worth to another based on adjusted EBITDA (as defined in the Second Amendment) on a trailing six (6) month basis and liquidity ratio certified as of the end of each month pursuant to the calculations set forth therein, and (iii) allowing for the assignment and transfer by SVB of all of its obligations, rights and benefits under the Agreement and Loan Documents (as defined in the Agreement and except for the Warrants).

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

On November 7, 2022, the Company entered into a Third Amendment to the Loan and Security Agreement (“Third Amendment”) with SVB, which amended certain terms of the Second Amended Loan Agreement (together with the Third Amendment, the “Third Amended Loan Agreement”), including but not limited to, (i) extending the maturity date from November 7, 2022 to May 7, 2023 (the “Extension Period”), (ii) amending the financial covenants of the Company to cover the Extension Period and to include a liquidity ratio financial covenant, and (iii) amending the definition of Permitted Liens (as defined in the Third Amendment). Pursuant to the Third Amendment, the Company paid SVB a non-refundable amendment fee of $12,500 and SVB’s legal fees and expenses incurred in connection with the Third Amendment.

On January 10, 2023, the Company entered into a Fourth Amendment to the Loan and Security Agreement (the “Fourth Amendment”) with SVB, which amended certain terms of the Third Amended Loan Agreement including but not limited to, (i) increasing the amount of the SVB Credit Facility from $8.0 million to $14.0 million, (ii) removing the liquidity ratio financial covenant of the Company under Section 6.9 of the Third Amended Loan Agreement, (iii) amending the definition of Borrowing Base (as defined in the Fourth Amendment), which includes a new defined term for Net Orderly Liquidation Value (as defined in the Fourth Amendment), and (iv) removing certain defined liquidity terms under Section 13.1 of the Third Amended Loan Agreement. Pursuant to the Fourth Amendment, the Company paid SVB a non-refundable amendment fee of $10,000 and SVB’s legal fees and expenses incurred in connection with the Fourth Amendment.

On April 27, 2023, the Company entered into a Fifth Amendment to the Loan and Security Agreement (the “Fifth Amendment”) with SVB which further amended certain terms of the credit facility (together with the Fifth Amendment, the “Agreement”), including but not limited to, (i) extending the maturity date from May 7, 2023 to December 31, 2023 (the “2023 Extension Period”), (ii) amending the EBITDA financial covenant of the Company to cover the 2023 Extension Period, and (iii) amending the definition of EBITDA (as defined in the Fifth Amendment). Pursuant to the Fifth Amendment, the Company agreed to pay SVB a non-refundable amendment fee of Thirty Thousand Dollars ($30,000) and SVB’s legal fees and expenses incurred in connection with the Fifth Amendment. In addition, SVB also agreed to waive compliance by the Company of the former EBITDA financial covenant as of the month ended March 31, 2023.

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

NOTE 8 – RELATED PARTY DEBT AGREEMENTS

Subordinated Line of Credit Facilities

Cleveland Capital, L.P. Credit Facility

On November 2, 2023, the Company entered into a Credit Facility Agreement (the “Credit Facility”) with Cleveland Capital, L.P., (“Cleveland”), a related party due to equity ownership. The Credit Facility provides the Company with a line of credit of up to $2,000,000 for working capital purposes (“2023 Subordinated LOC”). In connection with the LOC, the Company issued a subordinated unsecured promissory note for $2,000,000 (the “Commitment Amount”) in favor of Cleveland (the “Note”).

Pursuant to the terms of the Credit Facility, Cleveland agreed to make loans (each such loan, an “Advance”) up to such Lender’s Commitment Amount to the Company from time to time, until July 31, 2027  (the “Due Date”). The Note accrues interest at Secured Overnight Financing Rate plus nine percent (9%) per annum on each Advance from and after the date of disbursement of such Advance. All indebtedness, obligations and liabilities of the Company to Cleveland are subject to the rights of Gibraltar Business Capital, LLC (together with its successors and assigns, “GBC”), pursuant to a Subordination Agreement dated on or about November 2, 2023, by and between Cleveland and GBC (the “Subordination Agreement”). Subject to the Subordination Agreement, the Company may, from time to time, prior to the Due Date, draw down, repay, and re-borrow on the Note, by giving notice to Cleveland of the amount to be requested to be drawn down. Subject to the Subordination Agreement, the Note is payable upon the earlier of (i) the Due Date or (ii) on occurrence of an event of Default (as defined in the Note).

As consideration of Cleveland’s commitment to provide the Advances to the Company, the Company issued Cleveland warrants to purchase 41,196 shares of common stock (the “Warrants”) which rights are represented by a warrant certificate (“Warrant Certificate”). Subject to certain ownership limitations, the Warrants are exercisable immediately from the date of issuance, expire on the five (5) year anniversary of the date of issuance and have an exercise price of $3.24 per share. The exercise price of the Warrants is subject to certain adjustments, including stock dividends, stock splits, combinations and reclassifications of the common stock. In the event of a Triggering Event (as defined in the Warrant Certificate), the holder of the Warrants will be entitled to exercise the Warrants and receive the same amount and kind of securities, cash or property as such holder would have been entitled to receive upon the occurrence of such Triggering Event if such holder had exercised the rights represented by the Warrant Certificate immediately prior to the Triggering Event. Additionally, upon the holder’s request, the continuing or surviving corporation as a result of such Triggering Event will issue to such holder a new warrant of like tenor evidencing the right to purchase the adjusted amount of securities, cash or property and the adjusted warrant price. See Note 9 – Stockholders’ Equity (Deficit).

On July 16, 2025, the Company and Cleveland entered into the First Amendment to the Note (“First Amendment”). The First Amendment amended the due date set forth in the Note dated November 2, 2023 (“Original Note”) and as amended by the First Amendment, the Note issued by the Registrant to Cleveland in connection with the Credit Facility Agreement dated November 2, 2023, by and between Cleveland and the Registrant. Pursuant to the First Amendment, the due date under the Original Note was changed from August 15, 2025 to September 30, 2025.

As of June 30, 2025 and 2024, the outstanding balance under the Cleveland Credit Facility was $1,000,000 and zero, respectively.

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

Each Note bears an interest rate of 15.0% per annum on each Advance from and after the date of disbursement of such Advance and is payable on (i) the Due Date in cash or shares of common stock of the Company at the sole election of the Company, unless such Due Date is extended pursuant to the Note, or (ii) on occurrence of an event of Default (as defined in the Note). The Due Date may be extended (i) at the sole election of the Company for one (1) additional year period from the Due Date upon the payment of a commitment fee equal to two percent (2%) of the Commitment Amount to the Lender within thirty (30) days prior to the original Due Date, or (ii) by the Lenders in writing. In addition, each Lender signed a Subordination Agreement by and between the Lenders and SVB dated as of May 11, 2022 (the “Subordination Agreement”) for the purposes of subordinating the right to payment under the Note to SVB’s indebtedness by the Company now outstanding or hereinafter incurred. On December 15, 2022, the Board of Directors of the Company elected to extend the Due Date to December 31, 2023 and the Company paid the Lenders an extension fee in the aggregate amount of $80,000. On July 28, 2023, in conjunction with the concurrent termination of the SVB Revolving LOC and the entry into a new credit facility with Gibraltar Business Capital (“GBC”), each Lender signed a Subordination Agreement by and between the Lenders and GBC dated as of July 28, 2023 (the “GBC Subordination Agreement”) for the purposes of subordinating the right to payment under the Note to GBC’s indebtedness by the Company then incurred and outstanding or thereinafter incurred.

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

On November 2, 2023, the Subordinated LOC was terminated. There were no borrowings or amounts outstanding under the Subordinated LOC at any time during the year ended June 30, 2024.

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT)

Authorized Shares of Common Stock

On May 28, 2025, the Company’s stockholders approved an increase in the number of authorized common shares to 75,000,000 shares from 30,000,000 shares.

Authorized Shares of Preferred Stock

As of June 30, 2025, there are no outstanding shares of the Company’s preferred stock.

On August 29, 2025, our stockholders approved the amendment and restatement of our Articles of Incorporation to, among other things, (i) increase the aggregate number of authorized shares of preferred stock from 500,000 to 3,000,000, $0.001 par value per share (“Preferred Stock”), and (ii) grant the Board authority to fix the rights and preferences of the preferred stock by resolution from time to time, and (iii) designate 1,000,000 shares of Preferred Stock as “Series A Convertible Preferred Stock”, $0.001 par value per share (the “Series A Preferred Stock”), with rights, preferences, privileges and restrictions all as set forth in the Second Amended and Restated Certificate of Incorporation. The Second Amended and Restated Certificate of Incorporation was filed with the State of Nevada on September 10, 2025.

Warrants

In connection with the Company’s Registered Direct Offering (“RDO”) in September 2021, the Company issued five-year warrants to the RDO investors to purchase up to 1,071,430 shares of the Company’s common stock at an exercise price of $7.00 per share and were estimated to have a fair value of approximately $3,874,000. The warrants were exercisable immediately and are limited to beneficial ownership of 4.99% at any point in time in accordance with the warrant agreement.

In May 2022 and in conjunction with entry into a credit facility with Cleveland, HPO, and other lenders (together with Cleveland and HPO, the “Lenders”), the Company issued five-year warrants to the Lenders to purchase up to 128,000 shares of the Company’s common stock at an exercise price of $2.53 per share and had a fair value of approximately $173,000.

In June 2022 and in conjunction with the entry into the Second Amendment to the Loan and Security Agreement with SVB, the Company issued twelve-year warrants to SVB and its designee, SVB Financial Group, to purchase up to 40,806 shares of the Company’s common stock at an exercise price of $2.23 per share and had a fair value of approximately $80,000.

In November 2023 and in conjunction with the entry into the 2023 Subordinated LOC, the Company issued five-year warrants to Cleveland Capital, L.P. to purchase up to 41,196 shares of the Company’s common stock at an exercise price of $3.24 per share with a fair value of approximately $92,000.

Warrant detail for the year ended June 30, 2025 is reflected below:

	Number of Warrants	Weighted Average Exercise Price Per Warrant	Weighted Average Remaining Contract Term (# years)
Outstanding and exercisable at June 30, 2024	1,413,110	$6.14
Issued	-	-
Exercised	-	-
Forfeited and cancelled	–	–
Outstanding and exercisable at June 30, 2025	1,413,110	6.14	1.48

Warrant detail for the year ended June 30, 2024 is reflected below:

	Number of Warrants	Weighted Average Exercise Price Per Warrant	Weighted Average Remaining Contract Term (# years)
Outstanding and exercisable at June 30, 2023	1,455,119	$6.10
Issued	41,196	3.24
Exercised	-	-
Forfeited and cancelled	(83,205)	4.00
Outstanding and exercisable at June 30, 2024	1,413,110	6.14	2.48

The Company uses the Black-Scholes valuation model to calculate the fair value of warrants. The fair value of warrants was measured at the issuance date using the assumptions in the table below:

	Year ended June 30,
	2025(1)	2024
Expected volatility		83.70%
Risk free interest rate		4.65%
Dividend yield		-%
Expected term (years)		5.00

(1)	No warrants were issued during the year ended June 30, 2025.

Equity Award Plans

On February 17, 2015, the Company’s stockholders approved the 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan offers certain employees, directors, and consultants the opportunity to acquire the Company’s common stock subject to vesting requirements and serves to encourage such persons to remain employed by the Company and to attract new employees. The 2014 Plan expired on November 26, 2024, at which time no future stock or stock option awards could be granted

On April 29, 2021, the Company’s stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan authorizes the issuance of awards for up to 2,000,000 shares of common stock in the form of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock units, restricted stock awards and unrestricted stock awards to officers, directors and employees of, and consultants and advisors to, the Company or its affiliates. As of June 30, 2025, 1,133,892 shares of the Company’s common stock were available for future grants under the 2021 Plan.

On May 28, 2025, the Company’s stockholders approved the 2025 Equity Incentive Plan (the “2025 Plan”). The 2025 Plan authorizes the issuance of awards for up to 1,000,000 shares of common stock in the form of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock units, restricted stock awards and unrestricted stock awards to officers, directors and employees of, and consultants and advisors to, the Company or its affiliates. As of June 30, 2025, 1,000,000 shares of the Company’s common stock were available for future grants under the 2025 Plan.

Stock Options

Activity in stock options during the year ended June 30, 2025 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)	Aggregate intrinsic Value	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2024	1,605,060	$4.85
Granted	–	–
Exercised	–	–
Forfeited and cancelled	(808,400)	5.60
Outstanding at June 30, 2025	796,660	4.10	7.10
Exercisable at June 30, 2025	385,189	4.71	6.08

Activity in stock options during the year ended June 30, 2024 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)	Aggregate intrinsic Value	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2023	973,400	$6.44
Granted	1,034,204	3.45			$2.24
Exercised	(100,104)	3.40		$97,593
Forfeited and cancelled	(302,440)	5.66
Outstanding at June 30, 2024	1,605,060	4.85	7.96
Exercisable at June 30, 2024	426,363	8.72	4.92

The Company uses the Black-Scholes valuation model to calculate the fair value of warrants. Weighted average annualized percentages and expected term inputs used in Black-Scholes valuations during the periods are listed below:

	Year ended June 30,
	2025(1)	2024
Expected volatility		80.06%
Risk free interest rate		4.86
Dividend yield		–
Expected term (years)		6.00

(1)	No stock options were granted during the year ended June 30, 2025.

Restricted Stock Units

On November 5, 2020, the Company’s Board of Directors approved an amendment to the 2014 Plan, to allow for grants of Restricted Stock Units (“RSUs”). Subject to vesting requirements set forth in the RSU Award Agreement, one share of common stock is issuable for one vested RSU. On April 18, 2024, a total of 68,228 time-based RSUs were authorized by the Company’s Board of Directors to be granted to the Company’s four non-executive directors under the amended 2014 Plan and the 2021 Plan. On May 28, 2025, a total of 200,000 time-based RSUs were authorized by the Company’s Board of Directors to be granted to the Company’s four non-executive directors under the 2021 Plan.

Activity in RSUs during the year ended June 30, 2025 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2024	114,666	$5.56
Granted	200,000	1.60
Vested and settled	(102,896)	5.28
Forfeited and cancelled	(11,770)	8.00
Outstanding at June 30, 2025	200,000	1.60	0.91

Activity in RSUs during the year ended June 30, 2024 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2023	193,749	$6.09
Granted	68,228	4.25
Vested and settled	(136,956)	5.55
Forfeited and cancelled	(10,355)	6.91
Outstanding at June 30, 2024	114,666	5.56	0.61

Employee Stock Purchase Plan

On March 6, 2023, the Company’s Board of Directors approved the 2023 Employee Stock Purchase Plan (the “2023 ESPP”), and on April 20, 2023, the 2023 ESPP was approved by the Company’s stockholders. The 2023 ESPP enables eligible employees of the Company and certain of its subsidiaries (a “Participating Subsidiary”) to use payroll deductions to purchase shares of the Company’s common stock and acquire an ownership interest in the Company. The maximum aggregate number of shares of the Company’s common stock that have been reserved as authorized for the grant of options under the 2023 ESPP is 350,000 shares, subject to adjustment as provided for in the 2023 ESPP. Participation in the 2023 ESPP is voluntary and is limited to eligible employees (as such term is defined in the 2023 ESPP) of the Company or a Participating Subsidiary who (i) has been employed by the Company or a Participating Subsidiary for at least 90 days and (ii) is customarily employed for at least twenty (20) hours per week and more than five (5) months in any calendar year. Each eligible employee may authorize payroll deductions of one to 15% of the eligible employee’s compensation on each pay day to be used to purchase up to 1,500 shares of common stock for the employee’s account occurring during an offering period. The 2023 ESPP has a term of ten (10) years commencing on April 20, 2023, the date of approval by the Company’s stockholders, unless otherwise earlier terminated.

Under the provisions of the 2023 ESPP, participants purchase common stock at 85% of the closing price of the Company’s common stock at the start or end of each six-month offering period, whichever is lower. On March 31, 2025, participants in the offering period ending March 31, 2025 purchased 29,350 shares of common stock at $1.46 per share. On March 28, 2025, participants in the offering period ending September 30, 2024 purchased 20,987 shares of common stock at $2.58 per share. While the purchase price for the offering period ending September 30, 2024 under the 2023 ESPP had been established as of September 30, 2024, the Company was unable to issue shares of its common stock until it became current with its required SEC filings. On March 28, 2024, participants in the offering period ending March 28, 2024 purchased 37,543 shares of common stock at $2.80 per share. At June 30, 2025, there were 252,120 shares of the Company’s common stock available for grant under the 2023 ESPP.

Stock-based Compensation

Stock-based compensation expense for the fiscal years ended June 30, 2025 and 2024 represents the estimated fair value of stock options and RSUs at the time of grant, and ESPP shares at the beginning of each offering period, amortized under the straight-line method over the expected vesting period and reduced for estimated forfeitures of options and RSUs. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from original estimates. At June 30, 2025, the aggregate intrinsic value of exercisable stock options was zero.

The following table summarizes stock-based compensation expense for employee and non-employee stock option and RSU grants and ESPP participation:

	Year ended June 30,
	2025	2024
Research and development	$127,000	$236,000
Selling and administrative	852,000	1,335,000
Total stock-based compensation expense	$979,000	$1,571,000

At June 30, 2025, the unamortized stock-based compensation expense relating to outstanding stock options and RSUs was approximately $729,000 and $312,000, respectively, and these amounts are expected to be expensed over the weighted-average remaining recognition period of 1.1 years and 0.9 years, respectively.

NOTE 10 – INCOME TAXES

Pursuant to the provisions of FASB ASC Topic No. 740 Income Taxes (“ASC 740”), deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss and tax credit carryforwards. A valuation allowance of approximately $27,508,000 and $26,483,000 has been established to offset the net deferred tax assets as of June 30, 2025 and 2024, respectively, due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets.

The Company is subject to taxation in the United States, California and Georgia. The Company’s tax years from 2010 and forward are subject to examination by the federal and state taxing authorities due to the carry forward of unutilized net operating losses and research and development credits, as applicable.

The Company has primarily incurred losses since inception. A current state income tax provision of $4,000 has been recorded for state minimum and net worth taxes. Significant components of the Company’s net deferred tax assets and liabilities are shown in the table below.

	Year ended June 30,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$22,222,000	$21,553,000
Research and development credit carryforward	27,000	27,000
Capitalized research and development expenses	2,323,000	1,987,000
Stock compensation	20,000	638,000
Disallowed interest expense	740,000	431,000
Lease liability	322,000	567,000
Other, net	2,138,000	1,785,000
Gross deferred tax assets	27,792,000	26,988,000
Less valuation allowance	(27,508,000)	(26,483,000)
Total deferred tax assets	284,000	505,000

Deferred tax liabilities:
Right of use asset	(284,000)	(505,000)
Total deferred tax liabilities	(284,000)	(505,000)
Total net deferred tax liabilities	$–	$–

At June 30, 2025, the Company had unused net operating loss (“NOL”) carryovers of approximately $77,171,000 and $87,399,000 that are available to offset future federal and state taxable income, respectively. Federal NOL carryforwards arising after 2017 of approximately $54,763,000 do not expire. Federal NOL carryforwards arising before 2018 of approximately $22,408,000 and all of the state NOL carryforwards begin to expire in 2030.

The provision for income taxes on earnings subject to income taxes differs from the statutory federal rate at June 30, 2025 and 2024, due to the following:

	Year ended June 30,
	2025	2024
Federal income taxes at 21%	$(1,401,000)	$(1,749,000)
State income taxes, net	(223,000)	(546,000)
Permanent differences and other	178,000	241,000
Other true ups	425,000	270,000
Change in valuation allowance	1,025,000	1,787,000
Provision for income taxes	$4,000	$3,000

Internal Revenue Code Section 382 limits the use of our net operating loss carryforwards if there has been a cumulative change in ownership of more than 50% within a three-year period. The Company has not yet completed a Section 382 study. If such analysis determines there is a limitation on the use of net operating loss carryforwards to offset future taxable income, the recorded deferred tax asset relating to such net operating loss carryforwards will be reduced. However, as the Company has recorded a full valuation allowance against its net deferred tax assets, there would be no impact on the Company’s consolidated financial statements as of June 30, 2025 and 2024.

Under ASC 740, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. In accordance with ASC 740, there are no unrecognized tax benefits as of June 30, 2025 and 2024.

NOTE 11 – CONCENTRATIONS

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and unsecured trade accounts receivable. The Company maintains cash balances in non-interest-bearing bank deposit accounts at a California commercial bank. The Company’s cash balance at this institution is secured by the Federal Deposit Insurance Corporation up to $250,000. As of June 30, 2025 and 2024, cash was approximately $1,334,000 and $643,000, respectively. The Company has not experienced any losses in such accounts. Management believes that the Company is not exposed to any significant credit risk with respect to its cash.

Customer Concentrations

During the year ended June 30, 2025, the Company had three major customers that each represented more than 10% of its revenues on an individual basis, and together represented approximately $48,288,000 or 73% of its total revenues.

During the year ended June 30, 2024, the Company had three (3) major customers that each represented more than 10% of its revenues on an individual basis, and together represented approximately $47,178,000 or 78% of its total revenues.

Suppliers/Vendor Concentrations

The Company obtains components and supplies included in its products from a group of suppliers. The Company does not manufacture the battery cells used in energy storage solutions. Battery cells, which are an integral part of energy storage solutions, are sourced from a single manufacturer located in China. In response to business uncertainties resulting from tariffs and increased tariff levels imposed by the U.S. government on goods imported into the U.S., imports from the battery cell supplier in China were temporarily paused. The pause was short-lived as both parties quickly agreed to modified terms. At this time, neither the pause in shipments nor the modified terms have materially affected the Company’s operations. However, further escalation of tariffs between the U.S. and China could have a material effect on the Company’s ability to cost-effectively source from the supplier in China.

During the year ended June 30, 2025, the Company had one supplier who accounted for more than 10% of its total purchases which represented approximately $15,901,000 or 28% of its total purchases.

During the year ended June 30, 2024 the Company had one supplier who accounted for more than 10% of its total purchases which represented approximately $12,437,000 or 27% of its total purchases.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

Securities Class Action

On November 1, 2024, plaintiff Asfa Kassam filed a purported federal securities class action complaint in the United States District Court, District of Nevada, captioned Kassam v. Flux Power Holdings, Inc. et al. (No. 2:24-cv-02051), against the Company, our Chief Executive Officer, Ronald F. Dutt, and our former Chief Financial Officer, Charles A. Scheiwe. The complaint generally alleges that the defendants made false and misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. The action purports to be brought on behalf of those who purchased or otherwise acquired the Company’s publicly traded securities between November 11, 2022 and September 30, 2024, and seeks unspecified damages and other relief. On January 14, 2025, the court granted an unopposed motion to transfer the case to the Southern District of California for all further proceedings. On February 20, 2025, the court appointed Brandon Paulson to act as lead plaintiff for the putative class. On April 21, 2025, lead plaintiff filed an amended complaint. On May 12, 2025, the defendants filed motions to dismiss the amended complaint.

Following a mediation, on July 11, 2025, the parties entered into a settlement term sheet (the “Term Sheet”) to fully resolve the class action litigation. The settlement was subsequently memorialized in a definitive settlement agreement, executed on August 27, 2025, which was filed with the Court on August 28, 2025 in connection with an unopposed motion for preliminary approval of the settlement, which motion will be heard by the Court on October 23, 2025. In settling the class action, the Company is not admitting any liability and neither the Term Sheet nor the definitive settlement agreement constitutes an admission of liability or an admission regarding the accuracy of any allegation made by the plaintiffs. The settlement provides for, among other things, the final dismissal of the litigation and a release of claims against the Defendants in exchange for the Company establishing a $1.75 million escrowed settlement fund to cover payments to the settlement class, attorneys’ fees and settlement administration expenses

The settlement class will consist of all persons or entities who purchased publicly traded common stock of the Company between November 15, 2021 and February 14, 2025, but will exclude (i) persons who suffered no compensable losses; and (ii) the Defendants; present and former officers, directors, or control persons of the Company at all relevant times; members of their immediate families and their legal representatives, heirs, successors, predecessors, or assigns; present and former parents, subsidiaries, assigns, successors, and predecessors of the Company; and any entity in which any of the persons excluded hereunder has or had a controlling or majority ownership interest in the Company at any time. The plaintiff’s motion seeks certification of the settlement class, and, for settlement purposes only, Defendants will not object to certification of the action as a class action.

Final settlement is subject to, among other things, court approval of such agreement. If the settlement does not obtain approval, the parties agree that the settlement class will be decertified without prejudice, and that all the parties will revert to their pre-settlement positions.

We expect the Company’s liability insurers to directly fund approximately $1.15 million of the settlement fund. The Company estimates that it will contribute approximately $600,000 to the settlement fund as its remaining retention/deductible related to its insurance policy.

Stockholder Derivative Action

On January 7, 2025, plaintiff Ronald Pearl filed a purported stockholder derivative complaint in the United States District Court, District of Nevada, captioned Pearl v. Dutt, et al. (Case No. 2:25-cv-00042), against current and former officers and directors of the Company, naming the Company as a nominal defendant. The complaint generally arises out of the same allegations contained in the Kassam securities class action and alleges claims for breach of fiduciary duties and related claims. The action purports to be brought derivatively on behalf of the Company and seeks damages and other various relief. On February 19, 2025, the court granted an unopposed motion to transfer the case to the Southern District of California for all further proceedings (Case No. 3:25-cv-00373-W-JLB). On March 27, 2025, the parties filed a joint motion to stay the derivative action pending the underlying class action, which motion was granted on May 1, 2025. On April 1, 2025, the Court transferred the matter to Judge Ohta, as related to the Kassam securities class action (now captioned Case No. 3:25-cv-00373-JO-DDL).

Following a mediation, on July 11, 2025, the parties reached an agreement to resolve the derivative complaint in exchange for the Company implementing and maintaining certain corporate governance reforms and enhancements. In connection with the settlement, defendants agreed not to oppose a payment of attorneys’ fees and reimbursement of expenses for plaintiff’s counsel, and a service award for plaintiff, in the total amount of $425,000, subject to Court approval. On August 13, 2025, plaintiff filed an unopposed motion for preliminary approval of the settlement, which will be heard by the Court on October 16, 2025. In settling the derivative complaint, the defendants are not admitting any liability, and the settlement does not constitute an admission regarding the accuracy of any allegation made by the plaintiffs. Final settlement remains subject to, among other things, court approval. We expect the Company’s liability insurers to directly fund approximately $350,000 of the agreed upon attorney’s fees.

Employment Related Actions

On April 30, 2024, a former employee (the “Employee”) filed a class action complaint against the Company and Insperity, our third-party payroll service provider, in San Diego County Superior Court for claims including failure to pay minimum wage, failure to pay overtime, failure to provide meal periods, failure to provide rest breaks, failure to pay wages at separation, failure to provide accurate wage statements, failure to reimburse business expenses, failure to produce employment records and unfair competition, which he has purported to assert on behalf of himself and all other individuals who worked for the Company or Insperity, as non-exempt employees in California between April 30, 2020 and the present (the “Employment Proceeding”). On July 1, 2024, the Company filed an answer to the complaint that none of the asserted claims possessed any merit, contended that many of the asserted claims were subject to immediate dismissal, and contended that certain of the asserted claims were subject to binding arbitration. On October 14, 2024, the Employee elected to dismiss Insperity from the action without prejudice.

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

On December 10, 2024, the Company and the Employee stipulated to the consolidation of Employment Lawsuit and the PAGA Action. As of the date hereof, both proceedings are currently pending consolidation by the court. Upon consolidation, the Company intends to move to have the Employee’s action claims dismissed, the Employee’s individual claims compelled to binding arbitration and the Employee’s representative PAGA claims stayed pending the arbitration of his individual claims. On October 22, 2024, the Employee elected to dismiss Insperity from the action without

On January 25, 2024, in a separate action, a former CPM, LTD Inc. (“CPM”) employee filed a complaint against CPM, a third-party staffing service provider, Flux Power, Inc., and Flux Power Holdings, Inc. (collectively, the “Defendants”) in San Diego County Superior Court for claims including harassment, failure to prevent harassment, retaliation, wrongful termination, failure to provide meal periods and rest breaks, failure to provide accurate wage statements, and failure to pay wages at separation. CPM is a San Diego based staffing company that provided employees (including the plaintiff) to us. The plaintiff has alleged that we and CPM were “joint employers” to the plaintiff under California law and are jointly liable for the plaintiff’s claims. The plaintiff sought an unspecified amount of unpaid wages, statutory penalties, emotional distress damages, punitive damages, and attorneys’ fees from Defendants. On June 21, 2024, the Company filed an answer to the complaint in which the Company denied that any of the asserted claims possessed any merit and contended that certain of the asserted claims were subject to binding arbitration.  Following discussions, on April 28, 2025, the parties entered into a written settlement agreement that resolved all of the asserted claims.  Pursuant to that settlement, Defendants received a general release from the plaintiff, while expressly denying any wrongdoing whatsoever.  Thereafter, on May 6, 2025, the plaintiff dismissed the action with prejudice.

Operating Leases

On April 25, 2019 the Company signed a Standard Industrial/Commercial Multi-Tenant Lease (“the Lease”) with Accutek to rent approximately 45,600 square feet of industrial space at 2685 S. Melrose Drive, Vista, California. The Lease has an initial term of seven years and four months and commenced on or about June 28, 2019. The lease contains an option to extend the term for two periods of 24 months each, and the right of first refusal to lease an additional approximate 15,300 square feet. The monthly rental rate was $42,400 for the first 12 months, escalating at 3% each year.

On February 26, 2020, the Company entered into the First Amendment to the Lease to rent an additional 16,309 rentable square feet of space plus a residential unit of approximately 1,230 rentable square feet (for a total of approximately 17,539 rentable square feet). The lease for the additional space commenced 30 days following the occupancy date of the additional space and will terminate concurrently with the term of the original lease, which expires on November 20, 2026. The base rent for the additional space is the same rate as the space rented under the terms of the original lease, $0.93 per rentable square foot (subject to 3% annual increase).

On December 16, 2022, the Company signed a Lease Agreement with MM Parker Court Associates, LLC to rent approximately 4,892 square feet of office space at Building 1959 Parker Court, Suite E, Atlanta, Georgia. The lease has an initial term of five years and three months and commenced on or about February 1, 2023. The monthly rental rate was approximately $2,300 for the first six months, and $4,700 for months seven to 12, escalating at 5% each year.

Total rent expense was approximately $929,000 and $942,000 for the fiscal years ended June 30, 2025 and 2024, respectively.

Finance Leases

The Company has finance leases outstanding as of June 30, 2025 as follows:

Lease Date	Property Leased	Lease Term (months)	Commencement Date	Monthly Lease Payment(1)
9/2/2022	Vehicle	60	9/10/2022	$1,100
10/17/2022	Manufacturing equipment	36	10/17/2022	$5,500
1/24/2023	Manufacturing equipment	36	1/24/2023	$6,700
3/2/2023	Manufacturing equipment	36	3/2/2023	$1,000

(1)	Excludes sales tax and other fees.

Lease costs are amortized on a straight-line basis over their respective lease terms. Depreciation expense related to leased assets was approximately $154,000 and $153,000 for the years ended June 30, 2025 and 2024, respectively. Interest expense on lease liabilities was approximately $17,000 and $29,000 for the years ended June 30, 2025 and 2024, respectively.

Future minimum lease payments as of June 30, 2025 are as follows:

	Operating Leases	Finance Leases
Years ending June 30,
2026	$910,000	$85,000
2027	433,000	15,000
2028	64,000	20,000
Total future minimum lease payments	1,407,000	120,000
Less: discount	(86,000)	(8,000)
Total lease liability	1,321,000	112,000
Less: leases payable, current portion	(815,000)	(80,000)
Leases payable, noncurrent portion	$506,000	$32,000

The weighted average remaining lease term for operating leases was 1.6 years and 2.6 years as of June 30, 2025 and 2024, respectively. The weighted average discount rate for operating leases was 8.5% and 8.8% as of June 30, 2025 and 2024, respectively.

The weighted average remaining lease term for finance leases was 0.8 years and 1.6 years as of June 30, 2025 and 2024, respectively. The weighted average discount rate for finance leases was 3.4% and 1.9% as of June 30, 2025 and 2024, respectively.

NOTE 13 – SEGMENT INFORMATION

The Company has one business activity and derives its revenue from the design, development, manufacturing, and sale of a portfolio of advanced lithium-ion energy storage solutions for electrification of a range of industrial commercial sectors which include material handling, airport ground support equipment (“GSE”), and stationary energy storage. Accordingly, the Company operates as a single operating and reporting segment. The Company’s chief operating decision maker (the “CODM”) is its Chief Executive Officer. The CODM reviews financial information including operating results and assets on a consolidated basis.

When evaluating the Company’s financial performance and making strategic decisions, the CODM uses net income (loss) and Adjusted EBITDA to assess performance and allocate financial, capital and personnel resources. Net income (loss) and Adjusted EBITDA are used in the annual operating plan and forecasting process as well as ongoing decisions driven by the monthly or quarterly reviews of the plan versus actual results.

The table below is a summary of the segment profit or loss, including significant segment expenses, for the periods presented:

	Year ended June 30,
	2025	2024
Revenues	$66,434,000	$60,824,000
Less:
Cost of sales	44,694,000	43,591,000
General and administrative	18,337,000	15,669,000
Selling and marketing	2,965,000	2,218,000
Research and development	4,464,000	4,916,000
Depreciation	1,002,000	1,045,000
Interest	1,646,000	1,718,000
Net loss	$(6,674,000)	$(8,333,000)

Assets provided to the CODM are consistent with those reported on the consolidated balance sheets. All long-lived assets are held in the United States, and revenues and net losses are solely generated from operations in the United States.

NOTE 14 – SUBSEQUENT EVENTS

Management evaluated events subsequent to June 30, 2025 through the filing date of these consolidated financial statements and concluded there are no material subsequent events to disclose other than those presented as follows.

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing

On January 31, 2025, the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) notified the Company that the Company did not comply with the minimum $2,500,000 stockholders’ equity requirement for continued listing set forth in Nasdaq Listing Rule 5550(b)(1) (the “Stockholders’ Equity Requirement”). On March 17, 2025, the Company filed its plan with Nasdaq to regain compliance with the Stockholders’ Equity Requirement, which included requesting an extension through July 30, 2025.

On July 31, 2025, the Company received a determination letter from the Staff notifying the Company that based on the Company’s most recent disclosure, the Company’s stockholders’ equity was a deficit of $4,372,000 as of March 31, 2025 and that the Staff had determined that the Company had not regained compliance with the Stockholders’ Equity Requirement. The Staff has informed the company that trading of the Company’s common stock would be suspended at the opening of business on August 11, 2025, unless the Company requested an appeal of the Staff’s determination to a Nasdaq Hearings Panel (the “Panel”).

On August 7, 2025, the Company submitted such hearing request to the Panel, which request will stay suspension of the Company’s securities and the filing of the Form 25-NSE pending the Panel’s decision. On September 4, 2025, the Company made its presentation to the Panel. On September 15, 2025, the Company raised $5.0 million through a private placement of its securities. On September 16, 2025, the Panel determined to grant the Company an exception to demonstrate compliance with the Stockholders’ Equity Requirement and granted the Company’s request for continued listing, subject to the following: (1) the Company shall file a Form 10-K for the period ending June 30, 2025 on or before September 30, 2025, and (2), the Company shall demonstrate compliance with the Stockholder’s Equity Requirement on or before October 31, 2025 through public disclosures describing the transactions undertaken by the Company to achieve compliance and demonstrate long-term compliance. In addition, the Company has taken steps to reduce its cash burn rate through a reduction in force of approximately 15% of its work force. The Company is also exploring additional avenues to raise equity capital in order to be in compliance with Nasdaq’s continued listing requirements. There can be no assurance that the Panel will grant the Company’s request for continued listing, or stay the suspension of the Company’s securities.

First Amendment to the Subordinated Unsecured Promissory Note

On July 16, 2025, we entered into a First Amendment to the Subordinated Unsecured Promissory Note (“Note Amendment”) with Cleveland Capital, L.P. (“Cleveland”). The Note Amendment amended the due date set forth in the Subordinated Unsecured Promissory Note dated November 2, 2023 (“Original Note” and as amended by the First Amendment, the “Cleveland Note”) issued by us to Cleveland in connection with a certain Credit Facility Agreement dated November 2, 2023 (the “Subordinated LOC”). Pursuant to the Note Amendment, the due date under the Original Note was changed from August 15, 2025 to September 30, 2025.

Debt Satisfaction Agreement

On September 15, 2025, concurrently with the Closing of the Private Placement (discussed below), we entered into a Debt Satisfaction Agreement with Cleveland (the “Debt Satisfaction Agreement”) pursuant to which Cleveland represented that the full subscription price for the Securities acquired and issued in the Private Placement to Cleveland were in exchange for the full payment and settlement of any and all obligations of the Company due to Cleveland the Cleveland Note and upon issuance of the Securities in the Private Placement to Cleveland, all obligations under the Cleveland Note and Subordinated LOC were deemed paid in full and the Subordinated LOC was terminated. In connection with such termination, the Cleveland Note was cancelled.

Credit Facility Amendments

On July 16, 2025, we entered into Amendment No. 5 to the Loan Agreement (the “Fifth Amendment”), which amended the definition of the maturity date to August 31, 2025 unless otherwise extended pursuant to the terms of the Loan Agreement, provided however, upon the occurrence of either (i) an extension of the due date of Cleveland Note to a date no earlier than September 29, 2027, or (ii) the conversion of all of the outstanding obligations under the Cleveland Note into equity of the Registrant, the maturity date will automatically extend to July 31, 2027. In consideration for the Fifth Amendment, we paid GBC a non-refundable amendment fee of $112,500.

On September 4, 2025, we entered into Amendment No. 6 to the Loan Agreement (the “Sixth Amendment”), with the effective date of August 31, 2025, which amended certain terms of the Loan Agreement, including (i) modifications to the EBITDA minimum financial covenant of the Company, and (ii) an extension of the maturity date from August 31, 2025 to September 15, 2025, subject to acceleration or further extension pursuant to the terms of the Loan Agreement.  Upon the closing of the Private Placement on September 15, 2025, all the outstanding obligations under the Cleveland Note were applied in full towards satisfaction of the subscription by Cleveland in the Private Placement. Upon the conversion of all of the outstanding obligations under the Cleveland Note into equity of the Company, the Maturity Date of the Revolving Note was automatically extended to July 31, 2027.

Special Meeting of Stockholders

On August 29 2025, at a Special Meeting of Stockholders, our stockholders approved the following proposals: (1) the amendment and restatement of the Company’s Amended and Restated Articles of Incorporation as amended and currently in effect (the “Articles”) to, among other things, (i) increase the aggregate number of authorized shares of preferred stock from 500,000 to 3,000,000, $0.001 par value per share (“Preferred Stock”), (ii) grant the Board authority to fix the rights and preferences of the preferred stock by resolution from time to time, and (iii) designate 1,000,000 shares of Preferred Stock as “Series A Convertible Preferred Stock”, $0.001 par value per share (the “Series A Preferred Stock”), with rights, preferences, privileges and restrictions all as set forth in the Second Amended and Restated Certificate of Incorporation (the “Restated Articles”) in substantially the form attached to the Proxy Statement, and (2) the reservation and issuance of such number of shares of common stock issuable in connection with the conversion of the shares of Series A Preferred Stock which are issuable upon exercise of certain prefunded warrants, and exercise of certain common stock warrants issued and issuable in the Private Placement, which total issuance could exceed 20% of the amount outstanding of common stock prior to the Private Placement for purposes of complying with Nasdaq Listing Rule 5635(d).

Second Amended and Restated Articles of Incorporation and Establishment of Series A Preferred Stock

On September 10, 2025, the Company filed a Second Amended and Restated Articles of Incorporation (the “Restated Articles”) with the Secretary of State of the State of Nevada (“Nevada Secretary of State”) to among other things, (i) increase the aggregate number of authorized shares of preferred stock from 500,000 to 3,000,000, $0.001 par value per share (“Preferred Stock”), (ii) grant the Board authority to fix the rights and preferences of the preferred stock by resolution from time to time, and (iii) designate 1,000,000 shares of Preferred Stock as “Series A Convertible Preferred Stock ”, $0.001 par value per share (the “Series A Preferred Stock”), with rights, preferences, privileges and restrictions set forth therein. The Restated Articles became effective upon filing with the Nevada Secretary of State on September 10, 2025. The Restated Articles did not have any effect on the par value per share of the Company’s common stock.

Series A Preferred Stock

The Series A Preferred Stock have the following material rights, features, privileges and limitations:

Rank. With respect to payment of dividends and distribution of assets upon liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, all shares of Series A Preferred Stock rank senior to all the common stock and any other class of securities that is specifically designated as junior to the Series A Preferred Stock (“Junior Securities”).

Voting Rights. The holders of shares of Series A Preferred Stock have a right to vote as a single class with the holders of common stock on an as-if-converted-to-Common-Stock-basis based on the greater of the (i) Conversion Price, or the (ii) Minimum Price as defined in Rule 5635(d) of the Nasdaq Listing Rules, except that holders of Series A Preferred Stock shall have the right to vote as a separate class with respect to certain specified matters.

Dividends. The holders of each share of the Series A Preferred Stock then outstanding are entitled to receive cumulative cash dividends at an annual dividend rate of 8.0%, payable quarterly on the last day of March, June, September, and December of each year, which may be payable in kind or in cash at the option of the Company

Liquidation, Dissolution, or Winding Up. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary (a “Liquidation”), bankruptcy event, or change of control, the holders of shares of Series A Preferred Stock will be entitled to receive out of the assets, whether capital or surplus, of the Company an amount equal to the liquidation value of $19.369 (adjusted for any stock splits, stock dividends, recapitalizations, or similar transaction with respect to the Series A Preferred Stock) (“Liquidation Value”) for each share of Series A Preferred Stock before any distribution or payment will be made to the holders of any Junior Securities, and if the assets of the Company will be insufficient to pay in full such amounts, then the entire assets to be distributed to the holders of shares of Series A Preferred Stock will be ratably distributed among such holders in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.

Conversion Rights. The holders of shares of Series A Preferred Stock have the right to convert all or any portion of the outstanding shares of Series A Preferred Stock held by such holder multiplied by the Liquidation Value into shares of the Company’s common stock at the initial conversion price equal to 120% of the 20-day volume weighted average price (“VWAP”) per share of common stock immediately preceding the initial closing in which the warrants to purchase Series A Preferred Stock were first issued to such holders (the “Initial Conversion Price”), with automatic conversion at the Initial Conversion Price upon (i) the conversion of the shares of Series A Preferred Stock by a then majority of holders of Series A Preferred Stock (the “Majority Holders”), (ii) the affirmative vote or written consent by the Majority Holder to convert all outstanding shares of Series A Preferred Stock, and (iii) on the fifth (5th) anniversary of the initial closing date in which the warrants to purchase Series A Preferred Stock are first issued to such holders of Series A Preferred Stock.

Adjustments to Conversion Price and Conversion Shares. The Conversion Price is subject to standard weighted average anti-dilution protection, and anti-dilution protection against issuance of securities by the Company in certain incidences, such as (i) in the event of a stock dividend on, or a subdivision, combination or reclassification of, common stock, and (ii) in the event of any capital reorganization, reclassification of the capital stock, consolidation or merger of the Company.

Private Placement

On July 18, 2025, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Initial Purchaser(s)”) pursuant to which the Company agreed to sell an initial aggregate amount of approximately $2.9 million in Prefunded Warrants (the “Prefunded Warrants”) at a purchase price equal to $19.369 per warrant (the “Purchase Price”). Each Prefunded Warrant entitles the holder to purchase shares of the Company’s Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”) for $0.001 per share. Purchasers of Prefunded Warrants will also be issued an additional five (5) year warrant to purchase a number of shares of common stock, par value $0.001 per share equal to fifty percent (50%) of the number of shares of common stock issuable upon conversion of the Series A Preferred Stock (the “Common Warrants,” and together with the Prefunded Warrants, the “Warrants”). The Warrants, the shares of Series A Preferred Stock issuable upon exercise of the Prefunded Warrants, and the shares of common stock issuable upon exercise of the Common Warrants are referred herein as the “Securities”. The Securities were offered to a small select group of accredited investors, as defined in Rule 501 of Regulation D, all of whom have a substantial pre-existing relationship with the Company.

On September 15, 2025, the Company entered into an amended and restated securities purchase agreement (the “Amended and Restated Purchase Agreement”) with certain of the Initial Purchasers and certain additional investors (collectively, the “Purchasers”) pursuant to which, among other things, confirmed the filing of the Second Amended and Restated Articles of Incorporation of the Company upon receipt of the requisite stockholder approval, and the Purchasers agreed to subscribe for and purchase, and the Company agreed to issue and sell to the Purchasers, an aggregate of 258,144 Prefunded Warrants and 1,214,769 Common Warrants for approximately $5.0 million (the “Private Placement”). The Purchase Price was paid in cash or, in lieu of cash, cancellation of certain existing debt of the Company.

The closing of the Private Placement contemplated by the Purchase Agreement occurred simultaneously on September 15, 2025 upon the satisfaction of certain customary conditions (the “Closing”). The Company intends to use the net proceeds from the Private Placement for general corporate purposes and growth capital.

Prefunded Warrant and Common Warrant

Each Prefunded Warrant will have an exercise price per share of Series A Preferred Stock equal to $0.001 per share. The Prefunded Warrants are immediately exercisable upon the Closing of the Private Placement and expire when exercised in full. The exercise price and the number of shares of Series A Preferred Stock issuable upon exercise of each Prefunded Warrant is subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Series A Preferred Stock.

Each Common Warrant will have an initial exercise price of $1.715, which is equal to the 20-day VWAP per share of common stock immediately preceding the Closing of the Private Placement (subject to adjustment therein), are exercisable immediately following issuance and have a term of five (5) years from the initial issuance date. The Common Warrant will have a “cashless exercise” provision which provides that the Common Warrant can be exercised without further payment to the Company. The exercise price and the number of shares of common stock issuable upon exercise of each Common Warrant is subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock.

In addition, the Warrants may not be exercised in full and may not be exercised to the extent that immediately following such exercise, the holder would beneficially own greater than 4.99% or, at the election of the holder, greater than 9.99% of the Company’s outstanding common stock.

Registration Rights Agreement

In connection with the Purchase Agreement, the Company agreed to enter into a registration rights agreement with the Purchasers (the “Registration Rights Agreement”), pursuant to which the Company will prepare and file a registration statement with the SEC covering the resale of a number of shares of common stock underlying the Series A Preferred Stock and the Common Warrants issued pursuant to the Purchase Agreement, and to use its commercially reasonable efforts to cause such registration statement to be declared effective by the SEC within 75 days following the date of the registration statement.

Escrow Agreement

In connection with the Closing, the Company entered into an Escrow Agreement, with David L. Hill, II on behalf of Hill Innovative Law, LLC, as escrow agent (the “Escrow Agent”), pursuant to which the Escrow Agent will disburse the total aggregate purchase price pursuant to the terms of the Escrow Agreement.

