Form 10-Q
period 2025-09-30
Flux Power Holdings, Inc.
filed 2025-11-13
CIK 1083743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Yes ☐ No ☒

The number of shares of registrant’s common stock outstanding as of November 10, 2025 was 21,340,135.

FLUX POWER HOLDINGS, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2025

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

Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements include, among other things, statements relating to:

●	our ability to comply with the terms of our agreement with Gibraltar Business Capital, LLC (“GBC”) for our credit facility, which we have relied on historically and currently rely on to meet our anticipated capital resources and to fund our operations;

●	our ability to meet projected revenue targets and generate cash from operations as a result of delays in new orders for our energy storage solutions, reflecting corresponding deferrals of new forklift purchases by selected large customer fleets caused by lower capital spending and interest rate variability, and more recently, global tariff uncertainties;

●	our ability to remediate material weaknesses in our controls and procedures and also those identified in our internal control over financial reporting, or to accurately or timely report our financial condition or results of operations, which may adversely affect our business and stock price;

●	our ability to continue to meet the continued listing standards of the Nasdaq Stock Market;

●	our ability to secure sufficient funding to support our current and proposed operations;

●	our ability to manage our working capital requirements efficiently;

●	our ability to obtain the necessary funds from our credit facilities;

●	our ability to obtain raw materials and other supplies for our products at existing or competitive prices and on a timely basis;

●	our anticipated growth strategies and our ability to manage the expansion of our business operations effectively;

●	our ability to maintain or increase our market share in the competitive markets in which we do business;

●	our ability to grow our revenue, increase our gross profit margin and become a profitable business;

●	our ability to fulfill our backlog of open sales orders due to delays in the receipt of key component parts and other potential manufacturing disruptions;

●	our ability to keep up with rapidly changing technologies and evolving industry standards, including our ability to achieve technological advances;

●	our dependence on the growth in demand for our products;

●	our ability to compete with larger companies with far greater resources than us;

●	our ability to shift to new suppliers and incorporate new components into our products in a manner that is not disruptive to our business;

●	our ability to obtain and maintain UL Listings and OEM approvals for our energy storage solutions;

●	our ability to diversify our product offerings and capture new market opportunities;

●	our ability to source our needs for skilled labor, machinery, parts, and raw materials economically;

●	our ability to retain and/or successfully recruit key members of our senior management team;

●	our dependence on our major customers;

●	the impact of tariffs on our ability to cost-effectively source battery packs and materials used in our products; and

●	the expense, timing and outcome of legal proceedings relating to our accounting practices, financial disclosures and employment policies and practices, which includes, but are not limited to, a pending purported federal securities class action and stockholder derivative lawsuit, certain employment lawsuits and other legal and governmental proceedings, investigations and information requests that may be initiated or that may be asserted.

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

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this report only:

●	The “Company,” “Flux,” “we,” “us,” and “our” refer to the combined business of Flux Power Holdings, Inc., a Nevada corporation and its wholly owned subsidiary, Flux Power, Inc., a California corporation (“Flux Power”);

●	“Exchange Act” refers the Securities Exchange Act of 1934, as amended;

●	“SEC” refers to the Securities and Exchange Commission;

●	“Securities Act” refers to the Securities Act of 1933, as amended;

●	This “Quarterly Report”, “Form 10-Q” and “Current Report” refer to this Quarterly Report on Form 10-Q pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

PART I - Financial Information

Item 1. Financial Statements

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	June 30,
	2025	2025
ASSETS

Current assets:
Cash	$1,588,000	$1,334,000
Accounts receivable, net of allowance for credit losses of $68,000 at September 30, 2025 and June 30, 2025	7,497,000	11,374,000
Inventories, net	15,726,000	17,231,000
Other current assets	2,146,000	1,865,000
Total current assets	26,957,000	31,804,000

Right of use assets, net	1,125,000	1,275,000
Property, plant and equipment, net	1,505,000	1,554,000
Other assets	108,000	119,000

Total assets	$29,695,000	$34,752,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$13,739,000	$16,295,000
Accrued expenses	7,504,000	7,058,000
Line of credit	9,935,000	13,627,000
Subordinated debt	–	1,000,000
Deferred revenue	129,000	459,000
Customer deposits	38,000	38,000
Finance leases payable, current portion	90,000	80,000
Office leases payable, current portion	651,000	815,000
Accrued interest	83,000	246,000
Total current liabilities	32,169,000	39,618,000

Long term liabilities:
Finance leases payable, less current portion	36,000	32,000
Office leases payable, less current portion	470,000
Deferred revenue, less current portion	340,000	506,000

Total liabilities	33,015,000	40,156,000

Commitments and contingencies (Note 9)

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 3,000,000 and 500,000 shares authorized at September 30, 2025 and June 30, 2025, respectively; none issued and outstanding	–	–
Common stock, $0.001 par value; 75,000,000 shares authorized; 16,862,010 and 16,835,698 shares issued and outstanding at September 30, 2025 and June 30, 2025, respectively	17,000	17,000
Additional paid-in capital	105,611,000	100,965,000
Accumulated deficit	(108,948,000)	(106,386,000)
Total stockholders’ equity (deficit)	(3,320,000)	(5,404,000)
Total liabilities and stockholders’ equity (deficit)	$29,695,000	$34,752,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,
	2025	2024
Revenues	$13,175,000	$16,125,000
Cost of sales	9,410,000	10,907,000

Gross profit	3,765,000	5,218,000

Operating expenses:
Selling and administrative	4,906,000	5,115,000
Research and development	1,037,000	1,315,000
Total operating expenses	5,943,000	6,430,000

Operating loss	(2,178,000)	(1,212,000)

Interest income (expense), net	(384,000)	(457,000)

Net loss	$(2,562,000)	$(1,669,000)

Net loss per share - basic and diluted	$(0.15)	$(0.10)

Weighted average number of common shares outstanding - basic and diluted	16,835,698	16,682,465

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock
	Shares	Capital Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at June 30, 2025	16,835,698	$17,000	$100,965,000	$(106,386,000)	$(5,404,000)
Issuance of prefunded preferred stock warrants and common stock warrants under Private Placement, net of offering costs of $400,000	–	–	4,400,000	–	4,400,000
Issuance of common stock – ESPP	26,312	–	37,000	–	37,000
Stock-based compensation	–	–	209,000	–	209,000
Net loss	–	–	–	(2,562,000)	(2,562,000)
Balance at September 30, 2025	16,862,010	$17,000	$105,611,000	$(108,948,000)	$(3,320,000)

	Common Stock
	Shares	Capital Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at June 30, 2024	16,682,465	$17,000	$99,889,000	$(99,712,000)	$194,000
Stock-based compensation	–	–	347,000	–	347,000
Net loss	–	–	–	(1,669,000)	(1,669,000)
Balance at September 30, 2024	16,682,465	$17,000	$100,236,000	$(101,381,000)	$(1,128,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(2,562,000)	$(1,669,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	251,000	252,000
Stock-based compensation	209,000	347,000
Amortization of debt issuance costs	37,000	41,000
Non-cash lease expense	122,000	160,000
Inventory write downs	6,000	134,000
Changes in operating assets and liabilities:
Accounts receivable	3,877,000	(297,000)
Inventories	1,499,000	1,501,000
Other assets	(260,000)	(97,000)
Accounts payable	(2,556,000)	(58,000)
Accrued expenses	446,000	922,000
Accrued interest	10,000	19,000
Office leases payable	(200,000)	(175,000)
Deferred revenue	10,000	(152,000)
Customer deposits	–	16,000
Net cash provided by operating activities	889,000	944,000

Cash flows from investing activities:
Purchases of equipment	(163,000)	(198,000)
Net cash used in investing activities	(163,000)	(198,000)

Cash flows from financing activities:
Proceeds from issuance of prefunded preferred stock warrants and common stock warrants under Private Placement, net of offering costs of $400,000	3,227,000	–
Proceeds from employee stock purchase plan purchases	37,000	–
Proceeds from subordinated debt borrowing	–	1,000,000
Proceeds from revolving line of credit	16,908,000	13,755,000
Payment of revolving line of credit	(20,600,000)	(15,548,000)
Cost to amend line of credit agreement	(113,000)	–
Payment of finance leases	69,000	(37,000)
Net cash used in financing activities	(472,000)	(830,000)

Net change in cash	254,000	(84,000)
Cash, beginning of period	1,334,000	643,000

Cash, end of period	$1,588,000	$559,000

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Right-of-use asset recognition	$66,000	$–
Prefunded preferred stock warrants and common stock warrants issued under Private Placement in exchange for settlement of subordinated debt, including interest accrued	$1,173,000	$–

Supplemental Cash Flow Information:
Interest paid	$436,000	$368,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

NOTE 1 - NATURE OF BUSINESS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) applicable to interim reports of companies filing as a smaller reporting company, which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited financial statements and revenues and expenses during the periods reported. Management has considered the implications of ongoing global events and related economic impacts to the estimates and assumptions used in the preparation of the condensed consolidated financial statements. There is heightened volatility and uncertainty around tariff actions, supply chain performance and customer demand. However, the magnitude of such impact on the Company’s business and its duration is uncertain. The Company is not aware of any specific event or circumstance that would require an update to its estimates or adjustments to the carrying value of its assets and liabilities as of September 30, 2025 through the filing date of this quarterly report on Form 10-Q.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025, filed with the SEC on September 17, 2025. In the opinion of management, the accompanying condensed consolidated interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or any other future period. Certain notes to the financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements for the most recent fiscal year as reported in the Company’s Annual Report on Form 10-K have been omitted. The accompanying unaudited condensed consolidated balance sheet at June 30, 2025 has been derived from the audited balance sheet at June 30, 2025 contained in such Form 10-K.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2 – Summary of Significant Accounting Policies to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025. There have been no material changes in these policies or their application.

Adopted Accounting Pronouncements

The Company did not adopt any new accounting pronouncements during the three months ended September 30, 2025.

Recently Issued Accounting Pronouncements

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-03, Financial Instruments – Credit Losses (Topic 326: Measurement of Credit Losses for Accounts Receivable and Contract Assets, which allows companies to elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The ASU is effective on a prospective basis for the Company’s fiscal year ending June 30, 2027 and interim periods within. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued. The Company is evaluating the impact of the new standard.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires more detailed income tax disclosures on an annual basis. The guidance requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The standard is effective for the Company’s Annual Report on Form 10-K for the fiscal year ending June 30, 2026. The Company is evaluating the disclosure requirements related to the new standard.

Business Trends and Uncertainties

In 2025, the U.S. government increased certain existing tariffs and implemented new tariffs on imported products. In April 2025, the U.S. government increased import tariffs across a wide range of countries at various rates, including on product imports from almost all countries, and individualized higher tariffs on certain countries, notably China. Some of these tariff announcements have since been followed by announcements of limited exemptions and temporary pauses. Due to the uncertainties pertaining to tariffs and tariff levels, it is difficult for us to reliably forecast their ongoing impact to our business or that of our customers, but it is expected that tariffs would negatively impact our revenues, profitability and cash flows. Management is actively evaluating ways to mitigate potential impacts of tariffs.

We import a portion of our raw materials and components from countries that are subject to import tariffs imposed by the U.S. government, in particular materials and components that are from China. We expect to be able to offset some of the impact of the enacted tariffs with supply chain adjustments, alternative manufacturing locations and cost reduction actions. However, at current and anticipated tariff levels, we will also need to increase the selling prices of our products to achieve an acceptable profit margin.

In response to business uncertainties resulting from tariffs and increased tariff levels imposed by the U.S. government on goods imported into the U.S., we temporarily paused imports from our battery cell supplier in China. The pause was short-lived as both parties quickly agreed to modified terms. Currently, neither the pause in shipments nor the modified terms have materially affected the Company’s operations. However, further escalation of tariffs between the U.S. and China could have a material effect on our ability to cost-effectively source from our supplier in China.

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

If tariffs escalate or global inflationary trends persist, our customers may face greater economic strain, which could in turn affect demand for our products. We remain focused on maintaining operational flexibility and adapting our supply chain to navigate these uncertainties and support long-term business performance. See “Risk Factors” under Part I, Item 1A of this Quarterly Report for additional information.

Net Loss Per Common Share

The Company calculates basic loss per common share by dividing net loss by the weighted average number of common shares outstanding during the periods. Diluted loss per common share includes the impact from all dilutive potential common shares relating to outstanding convertible securities.

For the three months ended September 30, 2025 and 2024, basic and diluted weighted-average common shares outstanding were 16,835,698 and 16,682,465, respectively. The Company incurred a net loss for the three months ended September 30, 2025 and 2024 and, therefore, basic and diluted loss per share for the periods were the same because all potentially dilutive common share equivalents would have been anti-dilutive. At September 30, 2025 and 2024, potentially dilutive securities excluded from the calculation of diluted weighted-average common shares outstanding were as follows:

	September 30,
	2025	2024
Stock options	1,213,881	1,520,118
RSUs	504,878	114,666
Common stock warrants	2,627,876	1,413,110
Prefunded preferred stock warrants	258,144	–

Liquidity and Financial Condition

The accompanying condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Historically, the Company’s revenues and operating cash flows have not been sufficient to sustain its operations and the Company has relied on debt and equity financing, including the Public Offering (as defined below), for additional funds. The Company has incurred an accumulated deficit of $108.9 million through September 30, 2025, and, for the three months ended September 30, 2025 incurred a net loss of $2.6 million and generated cash flows from operations of $0.9 million. As of September 30, 2025, the Company had a cash balance of $1.6 million and $6.1 million of available funding under the Gibraltar Business Capital (“GBC”) Credit Facility.

In addition, the Company’s ability to meet projected revenue targets and generate cash from operations has been impacted by delays in new orders for our energy storage solutions, reflecting corresponding deferrals of new forklift purchases by selected large customer fleets due to lower capital spending and interest rate variability, and more recently, global tariff uncertainties.

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

Management is evaluating strategies to improve profitability of operations and to obtain additional funding. These steps include actual and planned price increases for our energy storage solutions, a number cost-saving initiatives including product cost efficiencies and planned operating cost savings. The planned gross margin improvement tasks include but are not limited to a plan to drive bill of material costs down while increasing the selling prices of our products for new orders. We also continue to execute our cost reduction, sourcing and pricing recovery initiatives in efforts to increase our gross margins and improve cash flow from operations. Unforeseen factors beyond management’s control, including economic uncertainty and the impact of global tariff initiatives, could potentially have a negative impact on the planned gross margin improvement plan. However, there can be no assurance that the Company will be able to realize the plans for improved operations.

The Company completed a Private Placement of prefunded preferred stock warrants and common stock warrants during the current period and raised $3.2 million of cash proceeds, net of offering costs, as shown on the Company’s condensed consolidated statements of cash flows for the three months ended September 30, 2025. See Note 7 – Stockholders’ Equity (Deficit) for additional information. Subsequent to September 30, 2025, the Company received the final $0.2 million of net proceeds from the Private Placement. Additionally, in October 2025 the Company completed the Public Offering of its common stock and raised $9.2 million in cash proceeds, net of offering costs. See Note 11 – Subsequent Events for additional information.

Management has evaluated the Company’s expected cash and working capital requirements, which include but are not limited to investments in additional sales and marketing, research and development and capital equipment, and believes the Company’s existing cash, including the net proceeds from the Public Offering, and funding available under the GBC Credit Facility, along with the forecasted gross margin, will be sufficient to meet the Company’s anticipated capital resources to fund planned operations for the next 12 months following the filing date of this quarterly report.

NOTE 3 – INVENTORIES

Inventories consist of the following:

	September 30, 2025	June 30, 2025
Raw materials	$12,321,000	$13,471,000
Work in process	820,000	513,000
Finished goods	2,585,000	3,247,000
	$15,726,000	$17,231,000

NOTE 4 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30, 2025	June 30, 2025
Warranty liability	$3,259,000	$3,377,000
Lawsuit settlements liability	2,175,000	2,175,000
Payroll and bonus accrual	1,616,000	1,024,000
PTO accrual	454,000	482,000
	$7,504,000	$7,058,000

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

The loans and other obligations of the Company under the GBC Credit Facility are secured by substantially all of the tangible and intangible assets of the Company (including, without limitation, intellectual property) pursuant to the terms of the Agreement and the Intellectual Property Security Agreement entered into by and among the Company and GBC on July 28, 2023. During the three months ended September 30, 2025, the Company’s multiple drawdowns and repayments under the GBC Credit Facility resulted in a net $3.7 million repayment. As of September 30, 2025, the outstanding balance under the GBC Credit Facility was approximately $9.9 million, with up to $6.1 million available for future borrowings, subject to borrowing base limitations.

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

On July 16, 2025, the Company entered into Amendment No. 5 to the Loan and Security Agreement (the “Fifth Amendment”) with GBC which amended certain terms relating to the maturity date set forth under the Loan and Security Agreement dated July 28, 2023, as amended. Pursuant to the Fifth Amendment, GBC and the Company agreed to amend the definition of the maturity date to August 31, 2025, unless otherwise extended pursuant to the terms of the Loan Agreement, provided however, upon the occurrence of either (i) an extension of the due date of the Company’s Subordinated Unsecured Promissory Note, as amended, with Cleveland Capital, L.P. (“the Cleveland Note” and “Cleveland”) to a date no earlier than September 29, 2027, or (ii) the conversion of all of the outstanding obligations under the Cleveland Note into equity of the Registrant, the maturity date will automatically extend to July 31, 2027. See Note 6 – Related Party Debt Agreements for additional information pertaining to the Cleveland Note. In consideration for the Fifth Amendment, we agreed to pay GBC a non-refundable amendment fee of $112,500.

On September 4, 2025, we entered into Amendment No. 6 to Loan Agreement (the “Sixth Amendment”), with the effective date of August 31, 2025, which amended certain terms of the Loan Agreement, including (i) modifications to the EBITDA minimum financial covenant of the Company, and (ii) an extension of the maturity date from August 31, 2025 to September 15, 2025, subject to acceleration or further extension pursuant to the terms of the Loan Agreement.  Upon the closing of the Private Placement on September 15, 2025, all the outstanding obligations under the Cleveland Note were applied in full towards satisfaction of the subscription by Cleveland in the Private Placement. Upon the conversion of all the outstanding obligations under the Cleveland Note into equity of the Company, the Maturity Date of the Revolving Note was automatically extended to July 31, 2027.

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

As consideration of Cleveland’s commitment to provide the Advances to the Company, the Company issued Cleveland warrants to purchase 41,196 shares of common stock (the “Warrants”) which rights are represented by a warrant certificate (“Warrant Certificate”). Subject to certain ownership limitations, the Warrants are exercisable immediately from the date of issuance, expire on the five-year anniversary of the date of issuance and have an exercise price of $3.24 per share. The exercise price of the Warrants is subject to certain adjustments, including stock dividends, stock splits, combinations and reclassifications of the common stock. In the event of a Triggering Event (as defined in the Warrant Certificate), the holder of the Warrants will be entitled to exercise the Warrants and receive the same amount and kind of securities, cash or property as such holder would have been entitled to receive upon the occurrence of such Triggering Event if such holder had exercised the rights represented by the Warrant Certificate immediately prior to the Triggering Event. Additionally, upon the holder’s request, the continuing or surviving corporation as a result of such Triggering Event will issue to such holder a new warrant of like tenor evidencing the right to purchase the adjusted amount of securities, cash or property and the adjusted warrant price. (See Note 7 – Stockholders’ Equity (Deficit).

As of June 30, 2025, the outstanding balance under the Cleveland Credit Facility was $1,000,000.

On September 15, 2025, concurrently with the closing of the $5.0 million private placement described in Note 7 – Stockholders Equity (Deficit), Cleveland purchased 89,323 Prefunded Preferred Stock Warrants and 420,335 Common Stock Warrants for approximately $1,730,000. As partial payment of approximately $1,173,000, the carrying value of the outstanding principal and accrued interest of the Cleveland Credit Facility on September 14, 2025, Cleveland entered into a Debt Satisfaction Agreement with the Company (the “Debt Satisfaction Agreement”) pursuant to which Cleveland represented full payment and satisfaction of any and all obligations of the Company due to Cleveland under a Subordinated Unsecured Promissory Note dated November 2, 2023, as amended. Cleveland’s remaining amount due for the Prefunded Preferred Stock Warrants and Common Stock Warrants was paid in cash.

NOTE 7 – STOCKHOLDERS’ EQUITY (DEFICIT)

Private Placement

On July 18, 2025, the Company entered into a Private Placement securities purchase agreement (the “Purchase Agreement”) with certain accredited investors (the “Initial Purchaser(s)”) pursuant to which the Company agreed to sell an initial aggregate amount of approximately $2.9 million in Prefunded Preferred Stock Warrants (the “Prefunded Warrants”) at a purchase price equal to $19.369 per warrant (the “Purchase Price”). Each Prefunded Warrant entitled the holder to purchase one share of the Company’s Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”), for $0.001 per share. Purchasers of Prefunded Warrants were also issued an additional five-year warrant to purchase a number of shares of common stock, par value $0.001 per share (the “Common Warrants”), equal to fifty percent (50%) of the number of shares of Common Stock issuable upon conversion of the Series A Preferred Stock, for $1.715 per share. The Prefunded Warrants, the shares of Series A Preferred Stock issuable upon exercise of the Prefunded Warrants, the Common Warrants and the shares of Common Stock issuable upon exercise of the Common Warrants are referred herein as the “Securities”.

On September 15, 2025, the Company entered into an amended and restated securities purchase agreement (the “Amended and Restated Purchase Agreement”) with certain of the Initial Purchasers and certain additional investors (collectively, the “Purchasers”) pursuant to which, among other things, the Purchasers agreed to subscribe for and purchase, and the Company agreed to issue and sell to the Purchasers, an aggregate of 258,144 Prefunded Warrants and 1,214,766 Common Warrants at the Purchase Price for gross proceeds of approximately $5.0 million (the “Private Placement”). The Purchase Price was paid in cash or, in lieu of cash, cancellation of certain existing debt of the Company by Cleveland. See Note 6 – Related Party Debt Agreements for additional information.

The Securities were offered to a small select group of accredited investors, as defined in Rule 501 of Regulation D, all of whom have a substantial pre-existing relationship with the Company, including certain executives and affiliates of the Company.

The closing of the Private Placement contemplated by the Purchase Agreement occurred simultaneously on September 15, 2025 upon the satisfaction of certain customary conditions (the “Closing”). The Company intends to use the net proceeds from the Private Placement for general corporate purposes and growth capital. As of September 30, 2025, proceeds received, net of issuance costs of approximately $400,000, were approximately $4,400,000.

The Private Placement warrants are classified as equity. Accordingly, proceeds, net of issuance costs, are included in Additional Paid-in Capital on the Company’s condensed consolidated balance sheets.

Warrants

In connection with the Company’s registered direct offering (“RDO”) in September 2021, the Company issued five-year warrants to the RDO investors to purchase up to 1,071,430 shares of the Company’s common stock at an exercise price of $7.00 per share and were estimated to have a fair value of approximately $3,874,000.

In May 2022 and in conjunction with entry into a credit facility with Silicon Valley Bank (“SVB”), since terminated, the Company issued five-year warrants to purchase up to 128,000 shares of the Company’s common stock at an exercise price of $2.53 per share and had a fair value of approximately $173,000.

In June 2022 and in conjunction with the entry into an amendment of the credit facility with SVB, the Company issued twelve-year warrants to purchase up to 40,806 shares of the Company’s common stock at an exercise price of $2.23 per share and had a fair value of approximately $80,000.

In November 2023 and in conjunction with the entry into the 2023 Subordinated LOC with Cleveland, the Company issued five-year warrants to purchase up to 41,196 shares of the Company’s common stock at an exercise price of $3.24 per share with a fair value of approximately $92,000.

In September 2025 and in conjunction with the private placement of Securities, the Company issued Prefunded Preferred Warrants without expiration to purchase up to 258,144 shares of the Company’s Series A Preferred Stock at an exercise price of $0.001 per share and five-year common stock warrants to purchase up to 1,214,766 shares of the Company’s common stock at an exercise price of $1.715 per share.

Activity in the Company’s common stock warrants during the three months ended September 30, 2025 is reflected below:

	Number of Warrants	Weighted Average Exercise Price Per Warrant	Weighted Average Remaining Contract Term (# years)
Outstanding and exercisable at June 30, 2025	1,413,110	$6.14
Issued	1,214,766	1.72
Exercised	–	–
Forfeited and cancelled	–	–
Outstanding and exercisable at September 30, 2025	2,627,876	4.10	2.95

Activity in the Company’s common stock warrants during the three months ended September 30, 2024 is reflected below:

	Number of Warrants	Weighted Average Exercise Price Per Warrant
Outstanding and exercisable at June 30, 2024	1,413,110	$6.14
Issued	-	-
Exercised	-	-
Forfeited and cancelled	-	-
Outstanding and exercisable at September 30, 2024	1,413,110	6.14

Equity Award Plans

On February 17, 2015, the Company’s stockholders approved the 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan offered certain employees, directors, and consultants the opportunity to acquire the Company’s common stock subject to vesting requirements and served to encourage such persons to remain employed by the Company and to attract new employees. The 2014 Plan allowed for the award of the Company’s common stock and stock options, up to 1,000,000 shares of the Company’s common stock. In November 2024, the 2014 Plan expired pursuant to the terms of such plan. As of September 30, 2025, no shares of the Company’s common stock were available for future grants under the 2014 Plan.

On April 29, 2021, the Company’s stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan authorizes the issuance of awards for up to 2,000,000 shares of common stock in the form of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock units, restricted stock awards and unrestricted stock awards to officers, directors and employees of, and consultants and advisors to, the Company or its affiliates. As of September 30, 2025, 164,899 shares of the Company’s common stock were available for future grants under the 2021 Plan.

On May 28, 2025, the Company’s stockholders approved the 2025 Equity Incentive Plan (the “2025 Plan”). The 2025 Plan authorizes the issuance of awards for up to 1,000,000 shares of common stock in the form of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock units, restricted stock awards and unrestricted stock awards to officers, directors and employees of, and consultants and advisors to, the Company or its affiliates. As of September 30, 2025, 1,000,000 shares of the Company’s common stock were available for future grants under the 2025 Plan.

Stock Options

Activity in the Company’s stock options during the three months ended September 30, 2025 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)	Aggregate intrinsic Value	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2025	796,660	$4.10
Granted	536,660	1.88			$1.23
Exercised	–	–		$–
Forfeited and cancelled	(119,439)	3.78
Outstanding at September 30, 2025	1,213,881	3.15	7.99	1,138,000
Exercisable at September 30, 2025	766,905	4.58	5.52	86,000

Activity in the Company’s stock options during the three months ended September 30, 2024 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)	Aggregate intrinsic Value	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2024	1,605,060	$4.85
Granted	–	–			$–
Exercised	–	–		$–
Forfeited and cancelled	(84,942)	3.39
Outstanding at September 30, 2024	1,520,118	4.94	7.63
Exercisable at September 30, 2024	420,825	8.88	4.55

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options at the date of grant. Weighted average annualized percentages and expected term inputs used in Black-Scholes valuations during the periods listed below are:

	Three months ended September 30,
	2025	2024 (1)
Expected volatility	95.46%
Risk free interest rate	3.85%
Dividend yield	–%
Expected term (years)	5.87

(1)	No stock options were issued during the three months ended September 30, 2024.

Restricted Stock Units

The Company’s Equity Award Plans allows for grants of Restricted Stock Units (“RSUs”), which include performance-based stock units (“PSUs”). The RSUs are subject to the terms and conditions provided in (i) the Restricted Stock Unit Award Agreement for time-based awards (“Time-based Award Agreement”), and (ii) the Performance Restricted Stock Unit Award Agreement (the “Performance-based Award Agreement”) for performance-based awards (“PSUs”). Subject to vesting requirements set forth in respective RSU award agreements, one share of common stock is issuable for one vested RSU. The fair value of time-based RSUs and PSUs without a market condition is the closing stock price of the Company’s common stock on the date of grant. The fair value of PSUs with market conditions is determined using the Monte Carlo valuation method.

On April 18, 2024, a total of 68,228 time-based RSUs were authorized by the Company’s Board of Directors to be granted to the Company’s four non-executive directors under the amended 2014 Plan and the 2021 Plan. On May 28, 2025, a total of 200,000 time-based RSUs were authorized by the Company’s Board of Directors to be granted to the Company’s four non-executive directors under the 2021 Plan.

On August 1, 2025, a total of 121,915 time-based RSUs were granted by the Company’s Board of Directors under the 2021 Plan to the Company’s Chief Executive Officer (“CEO”). Also on August 1, 2025, a total of 182,927 of PSUs were granted by the Company’s Board of Directors under the 2021 Plan to the Company’s CEO, of which 122,561 PSUs contained only performance conditions and 60,366 PSUs contained a market condition.

Activity in RSUs, including PSUs, during the three months ended September 30, 2025 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2025	200,000	$1.60
Granted	304,878	1.43
Vested and settled	–	–
Forfeited and cancelled	–	–
Outstanding at September 30, 2025	504,878	1.49	1.92

Activity in RSUs during the three months ended September 30, 2024 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2024	114,666	$5.56
Granted	–	–
Vested and settled	–	–
Forfeited and cancelled	–	–
Outstanding at September 30, 2024	114,666	5.56

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

Under the provisions of the 2023 ESPP, participants purchase common stock at 85% of the closing price of the Company’s common stock at the start or end of each six-month offering period, whichever is lower. On September 30, 2025, participants in the offering period ending September 30, 2025 purchased 26,312 shares of common stock at $1.39 per share. On March 31, 2025, participants in the offering period ending March 31, 2025 purchased 29,350 shares of common stock at $1.46 per share. On March 28, 2025, participants in the offering period ending September 30, 2024 purchased 20,987 shares of common stock at $2.58 per share. While the purchase price for the offering period ending September 30, 2024 under the 2023 ESPP had been established as of September 30, 2024, the Company was unable to issue shares of its common stock until it became current with its required SEC filings. On March 28, 2024, participants in the offering period ending March 28, 2024 purchased 37,543 shares of common stock at $2.80 per share. As of September 30, 2025, there were 225,808 shares of the Company’s common stock available for grant under the 2023 ESPP.

Stock-based Compensation

Stock-based compensation (“SBC”) expense represents the estimated fair value of stock options, RSUs, including PSUs, and ESPP shares at the beginning of each offering period, amortized under the straight-line method over the requisite service period and reduced for estimated forfeitures. For PSUs with only performance conditions, recognition of SBC expense is delayed until the performance-based vesting conditions are deemed probable of being achieved, at which time the unrecognized SBC to date is recognized. For PSUs with market conditions, SBC expense is recognized beginning on the date of grant over the requisite service period regardless of whether the market condition is ultimately satisfied.

At September 30, 2025, none of the PSUs with only performance conditions were deemed to be probable of achievement and no related stock-based compensation has been recognized to date.

The following table summarizes SBC expense:

	Three months ended September 30,
	2025	2024
Selling and administrative	$210,000	$319,000
Research and development	(1,000)	28,000
Total stock-based compensation expense	$209,000	$347,000

At September 30, 2025, the unamortized SBC expense related to outstanding stock options was approximately $1,105,000, expected to be expensed over the weighted-average remaining recognition period 1.4 years.

At September 30, 2025, the unamortized SBC expense related to outstanding stock RSUs, including PSUs, was approximately $648,000, expected to be expensed over the weighted-average remaining recognition period of 1.7 years.

NOTE 8 – CONCENTRATIONS

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and unsecured trade accounts receivable. The Company maintains cash balances in non-interest-bearing bank deposit accounts at a California commercial bank. The Company’s cash balance at this institution is secured by the Federal Deposit Insurance Corporation up to $250,000. As of September 30, 2025 and June 30, 2025, the cash balance was approximately $1,588,000 and $1,334,000, respectively.

The Company has not experienced any losses in such accounts. Management believes that the Company is not exposed to any significant credit risk with respect to its cash.

Customer Concentrations

During the three months ended September 30, 2025, the Company had two major customers that each represented more than 10% of revenues on an individual basis and together represented approximately $10,142,000 or 77% of total revenues.

During the three months ended September 30, 2024, the Company had three major customers that each represented more than 10% of revenues on an individual basis and together represented approximately $11,413,000 or 71% of total revenues.

Suppliers/Vendor Concentrations

The Company obtains components and supplies included in its products from a group of suppliers. The Company does not manufacture the battery cells used in energy storage solutions. Battery cells, which are an integral part of energy storage solutions, are sourced from a single manufacturer located in China. In response to business uncertainties resulting from tariffs and increased tariff levels imposed by the U.S. government on goods imported into the U.S., imports from the battery cell supplier in China were temporarily paused. The pause was short-lived as both parties quickly agreed to modified terms. Currently, neither the pause in shipments nor the modified terms have materially affected the Company’s operations. However, further escalation of tariffs between the U.S. and China could have a material effect on the Company’s ability to cost-effectively source from the supplier in China.

During the three months ended September 30, 2025, the Company had one supplier that accounted for more than 10% of total purchases on an individual basis and represented approximately $1,686,000 or 15% of total purchases.

During the three months ended September 30, 2024, the Company had one supplier that accounted for more than 10% of total purchases on an individual basis and represented approximately $3,986,000 or 31% of total purchases.

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

Following a mediation, on July 11, 2025, the parties entered into a settlement term sheet (the “Term Sheet”) to fully resolve the class action litigation. The settlement was subsequently memorialized in a definitive settlement agreement, executed on August 27, 2025, which was filed with the Court on August 28, 2025 in connection with an unopposed motion for preliminary approval of the settlement. On October 23, 2025, the Court held a preliminary hearing on plaintiff’s motion, but continued the hearing until December 4, 2025, pending certain supplemental submissions by the parties.

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

The Company expects its liability insurers to directly fund approximately $1.15 million of the settlement fund. The Company estimates that it will contribute approximately $600,000 to the settlement fund as its remaining retention/deductible related to its insurance policy.

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

Following a mediation, on July 11, 2025 the parties reached an agreement to resolve the derivative complaint in exchange for the Company implementing and maintaining certain corporate governance reforms and enhancements. In connection with the settlement, defendants agreed not to oppose a payment of attorneys’ fees and reimbursement of expenses for plaintiff’s counsel, and a service award for plaintiff in the total amount of $425,000, subject to Court approval. On August 13, 2025, plaintiff filed an unopposed motion for preliminary approval of the settlement. On October 23, 2025, the Court held a preliminary hearing on plaintiff’s motion, but continued the hearing until December 4, 2025, pending certain supplemental submissions by the parties.

In settling the derivative complaint, the defendants are not admitting any liability, and the settlement does not constitute an admission regarding the accuracy of any allegation made by the plaintiffs. Final settlement remains subject to, among other things, court approval. We expect the Company’s liability insurers to directly fund approximately $350,000 of the agreed upon attorneys’ fees.

Employment-Related Actions

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

The plaintiff’s Class Action lawsuit and Plaintiff’s PAGA lawsuit have now been consolidated by the Court. Plaintiff has refused to dismiss his Class Action claims or submit his individual claims, including his individual PAGA claims, to binding arbitration. Accordingly, at the January 24, 2025 Case Management Conference in this matter, the Court authorized the Company to proceed with the filing of a Motion to Compel Arbitration.  The Motion to Compel Arbitration was granted and arbitration has been agreed to and is now scheduled for March 26, 2026.

It is not possible at this time to reasonably assess the final outcomes of these proceedings or reasonably to estimate the possible loss or range of loss with respect to these proceedings. The Company intends to vigorously defend against these claims.

Operating Leases

The Company has operating leases for industrial and commercial buildings and facilities with initial terms of five to seven years, expiring between November 2026 and April 2028, some of which include options to extend the leases. The Company’s operating leases have stated lease payments, which may include fixed rental increases.

Total rent expense, including the Company’s portion of common area maintenance and other costs allocated between tenants, was approximately $227,000 and $232,000 for the three months ended September 30, 2025 and 2024, respectively.

Finance Leases

The Company has finance leases for certain vehicles and manufacturing equipment with initial terms of three to five years. In September 2025, a 36-month equipment lease was extended for an additional 12 months, resulting in a $66,000 increase to the right-of-use asset’s carrying value.

Lease costs are amortized on a straight-line basis over their respective lease terms. Depreciation expense related to leased assets was approximately $38,000 for the three months ended September 30, 2025 and 2024. Interest expense on leased liabilities was approximately $5,000 for the three months ended September 30, 2025 and 2024.

Future Minimum Lease Payments as of September 30, 2025 are as follows:

	Operating Leases	Finance Leases
Years ending June 30,
2026 (remaining nine months)	$684,000	$89,000
2027	433,000	21,000
2028	64,000	22,000
Total future minimum lease payments	1,181,000	132,000
Less: discount	(60,000)	(6,000)
Total lease liability	1,121,000	126,000
Less: leases payable, current portion	(651,000)	(90,000)
Leases payable, noncurrent portion	$470,000	$36,000

NOTE 10 – SEGMENT INFORMATION

The Company has one business activity and derives its revenue from the design, development, manufacturing and sale of a portfolio of advanced lithium-ion energy storage solutions for electrification of a range of industrial commercial sectors which include material handling, airport ground support equipment (“GSE”) and stationary energy storage. Accordingly, the Company operates as a single operating and reporting segment. The Company’s chief operating decision maker (the “CODM”) is its Chief Executive Officer. The CODM reviews financial information including operating results and assets on a consolidated basis.

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

The table below is a summary of the segment profit or loss, including significant segment expenses, for the periods presented:

	Three months ended September 30,
	2025	2024
Revenues	$13,175,000	$16,125,000
Less:
Cost of sales	9,410,000	10,907,000
General and administrative	3,922,000	4,272,000
Selling and marketing	733,000	591,000
Research and development	1,037,000	1,315,000
Depreciation	251,000	252,000
Interest	384,000	457,000
Net loss	$(2,562,000)	$(1,669,000)

Assets provided to the CODM are consistent with those reported on the consolidated balance sheets. All long-lived assets are held in the United States, and revenues and net losses are solely generated from operations in the United States.

NOTE 11 - SUBSEQUENT EVENTS

Management evaluated events subsequent to September 30, 2025 through the filing date of these condensed consolidated financial statements and concluded there are no material subsequent events to disclose other than those presented as follows.

Private Placement

On July 18, 2025, the Company entered into a Private Placement securities purchase agreement (the “Purchase Agreement”) with certain accredited investors (the “Initial Purchaser(s)”) pursuant to which the Company agreed to sell an initial aggregate amount of approximately $2.9 million in Prefunded Preferred Stock Warrants (the “Prefunded Warrants”) at a purchase price equal to $19.369 per warrant (the “Purchase Price”).

On September 15, 2025, the Company entered into an amended and restated securities purchase agreement (the “Amended and Restated Purchase Agreement”) with certain of the Initial Purchasers and certain additional investors (collectively, the “Purchasers”) pursuant to which, among other things, the Purchasers agreed to subscribe for and purchase, and the Company agreed to issue and sell to the Purchasers, an aggregate of 258,144 Prefunded Warrants and 1,214,766 Common Warrants at the Purchase Price for gross proceeds of approximately $5.0 million (the “Private Placement”). As of September 30, 2025, approximately $4.8 million of the gross proceeds had been received by the Company. As of September 30, 2025, proceeds received, net of issuance costs of approximately $0.4 million, were approximately $4.4 million.

On October 6, 2025, the Company received a cash payment of approximately $0.2 million, which completed receipt of the Private Placement gross proceeds of approximately $5.0 million. Cumulatively, proceeds received, net of issuance costs, were approximately $4.6 million.

Public Offering

On November 3, 2025, the Company completed an underwritten public offering (the “Public Offering”) of 3,840,000 shares of its common stock at a public offering price of $2.50 per share, before underwriting discounts and commissions. In addition, the Company granted the underwriter a 30-day option to purchase up to an additional 576,000 shares of common stock at the public offering price, less underwriting discounts and commissions, to cover over-allotments. The gross proceeds from the offering, before deducting underwriting discounts and commissions and other offering expenses payable by the Company (“Offering Costs”), were approximately $9.6 million, excluding any exercise of the underwriter’s option to purchase additional shares. Offering Costs were approximately $1.8 million.

On November 3, 2025, the underwriter exercised its option to purchase the additional 576,000 shares of common stock at the public offering price of $2.50 per share, less underwriting discounts and commissions, which closed on November 5, 2025. The gross proceeds, before deducting underwriting discounts and commissions and other offering expenses payable by the Company, were approximately an additional $1.4 million.

In total, net proceeds of the Public Offering after deducting Offering Costs was approximately $9.2 million.

Nasdaq Stock Market Notices

The Nasdaq Stock Market LLC (“Nasdaq”) requires that for continued listing on the Nasdaq Capital Market, a company must continue to meet all the requirements set forth in Rule 5550(a) and at least one of the standards set forth in Rule 5550(b). The standards set forth in 5550(b) include (i) having a minimum of $2,500,000 in stockholders’ equity (the “Stockholders’ Equity Requirement”), (ii) (the “Market Equity Requirement”), or (iii) net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the three most recently completed fiscal years (the “Net Income Requirement”).

On January 31, 2025, the Company received a notice (the “January Notice”) from Nasdaq notifying the Company that based on its stockholders’ equity of $194,000 as reported in its Form 10-K for the fiscal year ended June 30, 2024, the Company is no longer in compliance with Nasdaq Listing Rule 5550(b)(1), which requires the Company to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing on Nasdaq (the “Stockholders’ Equity Requirement”). On March 17, 2025, the Company filed its plan with Nasdaq to regain compliance with the Stockholders’ Equity Requirement, which included requesting an extension through July 30, 2025.

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

On October 14, 2025, the Company received a notification (the “Notification”) from Nasdaq that the Company had regained compliance with Nasdaq’s continued listing rules because the Company met the Market Equity Requirement. The Notification also provided that, for a period of one year, the Staff of Nasdaq will monitor the Company’s compliance with the continued listing requirements. If, during such one-year period, the Company fails to comply with Rule 5550(b), the Staff of Nasdaq will issue a delist determination letter and the Company will have an opportunity to request a new hearing. We can provide no assurances that we will be able to continue to comply with the Market Equity Requirement, but we believe that the proceeds from the Public Offering we completed on November 3, 2025 will increase our stockholders’ equity to allow us to be in compliance with the Stockholder’s Equity Requirement. If the Company fails to comply with the Nasdaq listing requirements and does not regain compliance, the Company’s common stock will be subject to delisting by Nasdaq. In the event our common stock is delisted, our stock price and market liquidity of our stock will be adversely affected which will impact the ability of the Company’s stockholders to sell securities in the market. Further, delisting from Nasdaq could also have other negative effects, including potential loss of confidence by partners, lenders, suppliers and employees.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information which management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. The discussion should be read in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and Part II, Item 7, Management’s Discussion and Analysis of Financial condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

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

Our largest sector of penetration thus far has been the material handling sector which we believe is a multi-billion-dollar addressable market. We believe this sector will provide us with an opportunity to grow our business as we enhance our product mix and service levels and grow our sales to large fleets of forklifts and GSEs. Applications of our modular packs for other industrial and commercial uses, such as mobile energy storage systems, are providing additional current growth and further opportunities. We intend to continue to expand our supply chain and customer partnerships and seek further partnerships and/or acquisitions that provide synergy in order to meet our growth and “building scale” objectives.

The following table summarizes the new orders, shipments, and backlog activities for the last six (6) fiscal quarters:

Fiscal Quarter Ended	Beginning Backlog	New Orders	Shipments	Ending Backlog
June 30, 2024	$19,630,000	$11,614,000	$13,377,000	$17,867,000
September 30, 2024	$17,867,000	$19,451,000	$16,125,000	$21,193,000
December 31, 2024	$21,193,000	$13,116,000	$16,830,000	$17,479,000
March 31, 2025	$17,479,000	$16,158,000	$16,742,000	$16,895,000
June 30, 2025	$16,895,000	$9,764,000	$16,737,000	$9,922,000
September 30, 2025	$9,922,000	$8,947,000	$13,175,000	$5,694,000

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

As of September 30, 2025, our order backlog was approximately $5.7 million. The decrease in part, reflects customers shifting to shorter order lead times in response to uncertainty over the economic impact of higher costs of global tariffs implemented by the U.S. government, as well as broader concerns over the economy and geopolitical uncertainty.

Business Updates

In the second half of fiscal 2025, we experienced delays in new orders for our energy storage solutions, reflecting corresponding deferrals of new forklift purchases by selected large customer fleets due to lower capital spending and interest rate variability, and more recently, global tariff uncertainties. While we have had very few cancellations of existing purchase orders, some customers have revised their order terms to fiscal 2026. In addition, customers are placing new orders for fiscal 2026 at a lower rate. Some customers have attributed lower capital spending to concerns over the economy and the uncertainty of higher interest rates, as well as broader geopolitical uncertainty. More recently, the economic impacts and costs of higher global tariffs implemented by the U.S. government have affected new purchase orders. The impact of order deferrals has required additional selling strategies to support our targeted sales trajectory.

We have seen improvements in our sourcing and purchasing activity, reflecting our efforts to expand and optimize our vendor strategy. Additional improvements include more secondary sources to minimize stock-outs, lower costs from increasing sources, and controlled delivery times, as reflected in our current inventory levels. With strategic supply chain and profitability improvement initiatives, lower costs and higher volume purchasing, we are targeting continued gross margin improvement. We are highly focused on expanding sales and marketing initiatives to secure new customer relationships and support the continued migration of current customers to lithium. We have recently added our second tier-one OEM private label battery program to supplement our strong OEM relationships and approvals. This collaboration marks a significant milestone for our S-Series line, which now includes products with the UL Type EE certification, which provides added safety and durability capabilities. We are also working with our distribution network to expand customer acquisition with direct-to-customer initiatives.

Business Trends and Uncertainties

Since January 2025, the U.S. government has increased certain existing import tariffs and implemented new import tariffs across a wide range of countries at various rates, including on product imports from almost all countries, and individualized higher tariffs on certain countries, notably China. Some of these tariff announcements have since been followed by announcements of limited exemptions and temporary pauses. Due to the uncertainties pertaining to tariffs and tariff levels, it is difficult for us to reliably forecast the ongoing impact to our business or to our customers, but it is expected that tariffs would negatively impact our revenues, profitability and cash flows. Management continues to actively evaluating ways to mitigate any potential impacts of tariffs.

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

In response to business uncertainties resulting from tariffs and increased tariff levels imposed by the U.S. government on goods imported into the U.S., we temporarily paused imports from our battery cell supplier in China. The pause was temporary as both parties quickly agreed to modified terms. At this time, neither the pause in shipments nor the modified terms have materially affected the Company’s operations. However, further escalation of tariffs between the U.S. and China could have a material effect on our ability to cost-effectively source from our supplier in China.

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

If tariffs escalate or global inflationary trends persist, our customers may face greater economic strain, which could in turn affect demand for our products and negatively impact our revenues. We remain focused on maintaining operational flexibility and adapting our supply chain to navigate these uncertainties and support long-term business performance. See “Risk Factors” under Part II, Item 1A of this Quarterly Report for additional information.

Nasdaq Stock Market Notices

The Nasdaq Stock Market LLC (“Nasdaq”) requires that for continued listing on the Nasdaq Capital Market, a company must continue to meet all the requirements set forth in Rule 5550(a) and at least one of the standards set forth in Rule 5550(b). The standards set forth in 5550(b) include (i) having a minimum of $2,500,000 in stockholders’ equity (the “Stockholders’ Equity Requirement”), (ii) (the “Market Equity Requirement”), or (iii) net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the three most recently completed fiscal years (the “Net Income Requirement”).

On January 31, 2025, the Company received a notice (the “January Notice”) from Nasdaq notifying the Company that based on its stockholders’ equity of $194,000 as reported in its Form 10-K for the fiscal year ended June 30, 2024, the Company is no longer in compliance with Nasdaq Listing Rule 5550(b)(1), which requires the Company to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing on Nasdaq (the “Stockholders’ Equity Requirement”). On March 17, 2025, the Company filed its plan with Nasdaq to regain compliance with the Stockholders’ Equity Requirement, which included requesting an extension through July 30, 2025.

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

On October 14, 2025, the Company received a notification (the “Notification”) from Nasdaq that the Company had regained compliance with Nasdaq’s continued listing rules because the Company met the Market Equity Requirement. The Notification also provided that, for a period of one year, the Staff of Nasdaq will monitor the Company’s compliance with the continued listing requirements. If, during such one-year period, the Company fails to comply with Rule 5550(b), the Staff of Nasdaq will issue a delist determination letter and the Company will have an opportunity to request a new hearing. We can provide no assurances that we will be able to continue to comply with the Market Equity Requirement, but we believe that the proceeds from our Public Offering (as defined below) that we completed on November 3, 2025 will increase our stockholders’ equity to allow us to be in compliance with the Stockholder’s Equity Requirement. If the Company fails to comply with the Nasdaq listing requirements and does not regain compliance, the Company’s common stock will be subject to delisting by Nasdaq. In the event our common stock is delisted, our stock price and market liquidity of our stock will be adversely affected which will impact the ability of the Company’s stockholders to sell securities in the market. Further, delisting from Nasdaq could also have other negative effects, including potential loss of confidence by partners, lenders, suppliers and employees.

Public Offering

On November 3, 2025, the Company completed an underwritten public offering (the “Public Offering”) of 3,840,000 shares of its common stock at a public offering price of $2.50 per share, before underwriting discounts and commissions. In addition, the Company granted the underwriter a 30-day option to purchase up to an additional 576,000 shares of common stock at the public offering price, less underwriting discounts and commissions, to cover over-allotments. The gross proceeds from the offering, before deducting underwriting discounts and commissions and other offering expenses payable by the Company (“Offering Costs”), were approximately $9.6 million, excluding any exercise of the underwriter’s option to purchase additional shares. Offering Costs were approximately $1.8 million.

On November 3, 2025, the underwriter exercised its option to purchase the additional 576,000 shares of common stock at the public offering price of $2.50 per share, less underwriting discounts and commissions, which closed on November 5, 2025. The gross proceeds, before deducting underwriting discounts and commissions and other offering expenses payable by the Company, were approximately an additional $1.4 million. Cumulatively, proceeds of the Public Offering, net of issuance costs, were approximately $9.2 million.

Segment and Related Information

We operate as a single reportable segment.

Results of Operations and Financial Condition

The following table represents our unaudited condensed consolidated statement of operations for the three months ended September 30, 2025 and 2024.

	Three months ended September 30,
	2025		2024
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$13,175,000	100%	$16,125,000	100%
Cost of sales	9,410,000	71	10,907,000	68
Gross profit	3,765,000	29	5,218,000	32

Operating expenses:
Selling and administrative	4,906,000	37	5,115,000	31
Research and development	1,037,000	8	1,315,000	8
Total operating expenses	5,943,000	45	6,430,000	39

Operating loss	(2,178,000)	(16)	(1,212,000)	(7)

Interest income (expense), net	(384,000)	(3)	(457,000)	(3)

Net loss	$(2,562,000)	(19)%	$(1,669,000)	(10)%

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

Revenues for the quarter ended September 30, 2025 were $13,175,000 compared to $16,125,000 for the quarter ended September 30, 2024. The decrease of $2,950,000, or 18%, was driven by a sales mix shift to lower-priced products in the material handling market and lower volumes in the ground support market. The reduced volume can be attributed to business uncertainties affecting our customers, as discussed in “Business Updates” above.

Cost of Sales

Cost of sales for the quarter ended September 30, 2025 was $9,410,000, or 71% of revenue, compared to $10,907,000, or 68% of revenue, for the quarter ended September 30, 2024. The increase in cost of sales as a percent of revenue was primarily due to higher inventory costs resulting from import tariffs, partially offset by lower warranty related costs.

Gross Profit

Gross profit for the quarter ended September 30, 2025 was $3,765,000, or 29% of revenue, compared to $5,218,000, or 32% of revenue, for the quarter ended September 30, 2024. The 300 basis point decrease in gross profit margin (gross profit as a percent of revenues) was primarily due to lower average selling prices from a sales mix shift to lower-priced products as well as higher inventory costs resulting from import tariffs.

Selling and Administrative Expenses

Selling and administrative expenses for the quarter ended September 30, 2025 were $4,906,000 compared to $5,151,000 for the quarter ended September 30, 2024. The decrease of $209,000, or 4%, was primarily due to reduced professional fees as the prior year included the cost of the multi-year restatement of previously filed financial statements, partially offset by an increase in headcount-related expenses resulting from the expansion of our sales force.

Research and Development Expense

Research and development expenses for the quarter ended September 30, 2025 were $1,037,000 compared to $1,315,000 for the quarter ended September 30, 2024. The decrease of $278,000 was primarily due to decreased headcount and a lower level of R&D project activity based upon business needs.

Interest Income (Expense), net

Interest income (expense), net for the quarter ended September 30, 2025 was $384,000 compared to $457,000 for the quarter ended September 30, 2024. The decrease of $73,000 or 16% was primarily due to lower average balances outstanding under our credit facilities during the quarter ending September 30, 2025 as compared to the same period a year ago.

Net Loss

Net loss for the quarter ended September 30, 2025, was $2,562,000 compared to $1,669,000 for the quarter ended September 30, 2024. The increase in net loss was primarily due to the decrease in gross profit, partially offset by decreases in operating expenses.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA is calculated by taking net loss and adding back the expenses related to interest, income taxes, depreciation, amortization and stock-based compensation, each of which has been calculated in accordance with GAAP. Additionally, costs to restate prior periods, as presented in our Annual Report on Form 10-K filed for the year ended June 30, 2024, and litigation resulting from such restatements are also added back. Adjusted EBITDA was a loss of $1,718,000 for the quarter ended September 30, 2025 compared to a loss of $372,000 for the quarter ended September 30, 2024.

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

As Adjusted EBITDA is a non-GAAP financial measure, it should not be considered in isolation from, or construed as a substitute for, net income (loss) as determined in accordance with GAAP for the purpose of analyzing our operating performance or financial position.

A reconciliation of Adjusted EBITDA to net loss is included in the table below:

	Three months ended September 30,
	2025	2024
Net loss	$(2,562,000)	$(1,669,000)
Add/Subtract:
Interest, net	384,000	457,000
Income tax provision	-	-
Depreciation and amortization	251,000	252,000
EBITDA	(1,927,000)	(960,000)
Add/Subtract:
Restatement and related costs	-	241,000
Stock-based compensation	209,000	347,000
Adjusted EBITDA	$(1,718,000)	$(372,000)

Liquidity and Capital Resources

Overview

On November 3, 2025, we completed the Public Offering, pursuant to which we sold 3,840,000 shares of our common stock at a public offering price of $2.50 per share. We also granted the underwriter a 30-day option to purchase up to 576,000 additional shares of our common stock at the public offering price of $2.50 per share, less underwriting discounts and commissions. The aggregate gross proceeds received by us were approximately $9.6 million, before deducting underwriting discounts, commissions, and other estimated offering-related expenses, and excluding any exercise of the underwriter’s option to purchase additional shares. Offering costs were approximately $1.8 million.

On November 3, 2025, the underwriter exercised its option to purchase the additional 576,000 shares of common stock at the public offering price of $2.50 per share, less underwriting discounts and commissions, which closed on November 5, 2025. The gross proceeds, before deducting underwriting discounts and commissions and other offering expenses payable by the Company, were approximately an additional $1.4 million. Cumulatively, proceeds of the Public Offering, net of issuance costs, were approximately $9.2 million.

We believe our cash balance of $1.6 million at September 30, 2025, together with approximately $6.1 million available under our $16.0 million revolving line of credit with GBC, subject to borrowing base limitations, and approximately $9.2 million of net proceeds from the Public Offering, will be sufficient to meet our anticipated capital resources to fund planned operations for the next 12 months following the filing of this quarterly report. See “Future Liquidity Needs” below and Liquidity and Financial Condition in Note 2 – Summary of Significant Accounting Policies to the unaudited condensed consolidated financial statements for additional information.

Cash Flows

Cash Flow Summary

	Three months ended September 30,
	2025	2024
Net cash provided by operating activities	$889,000	$944,000
Net cash used in investing activities	(163,000)	(198,000)
Net cash used in financing activities	(472,000)	(830,000)
Net change in cash	$254,000	$(84,000)

Operating Activities

Net cash provided by operating activities was $889,000 for the three months ended September 30, 2025, which consisted of $2,826,000 provided by changes in operating assets and liabilities and $625,000 of non-cash operating costs, partially offset by net loss of $2,262,000. The primary changes in operating assets and liabilities were decreases in accounts receivable inventories, partially offset by a decrease in accounts payable and accrued expenses combined and office leases payable payments.

Net cash provided by operating activities was $944,000 for the three months ended September 30, 2024, which consisted of $1,679,000 provided by changes in operating assets and liabilities and $934,000 of non-cash operating costs, partially offset by net loss of $1,669,000. The primary changes in operating assets and liabilities were a decrease in inventories and an increase in accounts payable and accrued expenses combined, partially offset by an increase in accounts receivable and reductions in deferred revenue and customer deposits.

Investing Activities

Net cash used in investing activities for the three months ended September 30, 2025 was $163,000, which consisted primarily of equipment purchases.

Net cash used in investing activities for the three months ended September 30, 2024 was $198,000, which consisted primarily of equipment purchases.

Financing Activities

Net cash used in financing activities for the three months ended September 30, 2025 was $472,000, which primarily consisted of $3,692,000 in net repayments under the working capital line of credit, partially offset by $3,227,000 of proceeds from issuance of prefunded preferred stock warrants and common stock warrants, net of issuance costs.

Net cash used in financing activities for the three months ended September 30, 2024 was $830,000, which primarily consisted of $1,793,000 in net repayments under the working capital line of credit, partially offset by $1,000,000 of subordinated debt borrowings.

Future Liquidity Needs

Historically, our revenues and operating cash flows have not been sufficient to sustain our operations and we have relied on debt and equity financing for additional funds. We have incurred an accumulated deficit of $108.9 million through September 30, 2025, and, for the three months ended September 30, 2025 incurred a net loss of $2.6 million and generated cash flows from operations of $0.9 million. As of September 30, 2025, we had a cash balance of $1.6 million and $6.1 million of available funding under the Gibraltar Business Capital (“GBC”) Credit Facility.

In addition, our ability to meet projected revenue targets and generate cash from operations has been impacted by delays in new orders for our energy storage solutions, reflecting corresponding deferrals of new forklift purchases by selected large customer fleets due to lower capital spending and interest rate variability, and more recently, global tariff uncertainties.

We import a portion of our raw materials and components parts from other countries, including China. Recently, many of the countries where we source raw materials and component parts have become subject to import tariffs upon entry into the United States. The selling prices of our finished products are likely to increase if current or future tariffs remain in effect, which may have a negative impact on our revenues and cash flows.

Management is evaluating strategies to improve profitability of operations and to obtain additional funding. These steps include actual and planned price increases for our energy storage solutions and a number of cost-saving initiatives, including product cost efficiencies and planned operating cost savings. The planned gross margin improvement tasks include, but are not limited to, a plan to drive bill of material costs down while increasing the selling prices of our products for new orders. We also continue to execute our cost reduction, sourcing and pricing recovery initiatives in efforts to increase our gross margins and improve cash flow from operations. Unforeseen factors beyond management’s control, including economic uncertainty and the impact of global tariff initiatives, could potentially have a negative impact on the planned gross margin improvement plan. Management is continuing to evaluate other sources of capital to fund its operations and growth. However, there can be no assurance that we will be able to realize our plans for improved operations.

We completed a Private Placement of prefunded preferred stock warrants and common stock warrants during the current period and raised $3.2 million of cash proceeds, net of offering costs, as shown on our condensed consolidated statements of cash flows for the three months ended September 30, 2025. See Note 7 – Stockholders’ Equity (Deficit) for additional information. Subsequent to September 30, 2025, we received the final $0.2 million of net proceeds from the Private Placement. Additionally, in October 2025 we completed the Public Offering of our common stock and raised $9.2 million in cash proceeds, net of offering costs. See Note 11 – Subsequent Events for additional information.

Management has evaluated our expected cash and working capital requirements, which include but are not limited to investments in additional sales and marketing, research and development and capital equipment. Management believes our existing cash and funding available under the GBC Credit Facility and the $9.2 million of additional funds raised in October 2025 will be sufficient to fund our operations and activities for the next 12 months following the filing of this quarterly report.

Critical Accounting Policies

The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited financial statements and revenues and expenses during the periods reported. Management has considered the implications of ongoing global events and related economic impacts to the estimates and assumptions used in the preparation of the consolidated financial statements. There is heightened volatility and uncertainty around tariff actions, supply chain performance and customer demand. However, the magnitude of such impact on the Company’s business and its duration is uncertain. The Company is not aware of any specific event or circumstance that would require an update to its estimates or adjustments to the carrying value of its assets and liabilities as of September 30, 2025 through the filing date of this quarterly report on Form 10-Q. Actual results could differ from those estimates. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2025 filed with the SEC on September 17, 2025.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2025 because of the material weaknesses identified in our internal controls over financial reporting.

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

Under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and subsequent guidance prepared by the Commission specifically for smaller public companies as of September 30, 2025. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of September 30, 2025 due to previously identified material weaknesses resulting from having insufficient personnel resources with technical accounting expertise related to certain aspects of the financial reporting process and a lack of sufficiently designed controls that support an effective assessment of our internal controls relating to the prevention of fraud and possible management override of controls.

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

Change in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Following a mediation, on July 11, 2025, the parties entered into a settlement term sheet (the “Term Sheet”) to fully resolve the class action litigation. The settlement was subsequently memorialized in a definitive settlement agreement, executed on August 27, 2025, which was filed with the Court on August 28, 2025 in connection with an unopposed motion for preliminary approval of the settlement. On October 23, 2025, the Court held a preliminary hearing on plaintiff’s motion, but continued the hearing until December 4, 2025, pending certain supplemental submissions by the parties.

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

Following a mediation, on July 11, 2025 the parties reached an agreement to resolve the derivative complaint in exchange for the Company implementing and maintaining certain corporate governance reforms and enhancements. In connection with the settlement, defendants agreed not to oppose a payment of attorneys’ fees and reimbursement of expenses for plaintiff’s counsel, and a service award for plaintiff in the total amount of $425,000, subject to Court approval. On August 13, 2025, plaintiff filed an unopposed motion for preliminary approval of the settlement. On October 23, 2025, the Court held a preliminary hearing on plaintiff’s motion, but continued the hearing until December 4, 2025, pending certain supplemental submissions by the parties.

In settling the derivative complaint, the defendants are not admitting any liability, and the settlement does not constitute an admission regarding the accuracy of any allegation made by the plaintiffs. Final settlement remains subject to, among other things, court approval. We expect the Company’s liability insurers to directly fund approximately $350,000 of the agreed upon attorneys’ fees.

Employment-Related Actions

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

The plaintiff’s Class Action lawsuit and Plaintiff’s PAGA lawsuit have now been consolidated by the Court. Plaintiff has refused to dismiss his Class Action claims or submit his individual claims, including his individual PAGA claims, to binding arbitration. Accordingly, at the January 24, 2025 Case Management Conference in this matter, the Court authorized the Company to proceed with the filing of a Motion to Compel Arbitration.  The Motion to Compel Arbitration was granted and arbitration has been agreed to and is now scheduled for March 26, 2026.

It is not possible at this time to reasonably assess the final outcomes of these proceedings or reasonably to estimate the possible loss or range of loss with respect to these proceedings. The Company intends to vigorously defend against these claims.

ITEM 1A - RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks set forth below and in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, filed with the SEC on September 17, 2025, before making an investment decision. If any of the risks actually occur, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should read the section captioned “Special Note Regarding Forward Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this report. Other than the modified risk factor below, there have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

In the past we have not been in compliance with the continued listing requirements for The Nasdaq Capital Market. If we fail to meet the continued listing requirements, our Common Stock may be delisted, which could affect the market price of our Common Stock, negatively impact stockholders’ ability to sell shares and negatively impact our ability to access the capital markets.

On October 14, 2025, we received a notification (the “Notification”) from the Listing Qualifications Department (the “Staff”) of Nasdaq that we had regained compliance with Nasdaq’s continued listing rules because we met the requirement to have a market value of listed securities of at least $35 million (the “Market Equity Requirement”). Nasdaq requires that for continued listing on the Nasdaq Capital Market, the Company must continue to meet all the requirements set forth in Rule 5550(a) and at least one of the standards set forth in Rule 5550(b). The standards set forth in 5550(b) include (i) having a minimum of $2,500,000 in stockholders’ equity (the “Stockholders’ Equity Requirement”), (ii) the Market Equity Requirement, or (iii) net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the three most recently completed fiscal years (the “Net Income Requirement”). The Notification also provided that, for a period of one year, the Staff of Nasdaq will monitor our compliance with the continued listing requirements. If, during such one-year period, we fail to comply with Rule 5550(b), the Staff of Nasdaq will issue a delist determination letter and we will have an opportunity to request a new hearing.

As previously disclosed, on January 31, 2025, the Staff of Nasdaq notified us that we did not comply with the Stockholders’ Equity Requirement. On March 17, 2025, we filed our plan with Nasdaq to regain compliance with the Stockholders’ Equity Requirement, which included requesting an extension through July 30, 2025. On July 31, 2025, due to non-compliance with the Stockholders’ Equity Requirement, the Staff informed us that trading of the Company’s common stock would be suspended at the opening of business on August 11, 2025, unless we requested an appeal of the Staff’s determination to a Nasdaq Hearings Panel (the “Panel”). We requested an appeal hearing with the Panel and the Panel determined to grant us an exception to demonstrate compliance with the Stockholders’ Equity Requirement and granted us our request for continued listing, which extension was subject to, among other requirements, the Company demonstrating compliance with the Stockholder’s Equity Requirement on or before October 31, 2025. However, as disclosed above, the Company was able to comply with the Market Equity Requirement.

We can provide no assurances that we will be able to continue to comply with the Market Equity Requirement, but we believe that the proceeds from our Public Offering that we completed on November 3, 2025 will increase our stockholders’ equity to allow us to be in compliance with the Stockholder’s Equity Requirement. If we fail to comply with the Nasdaq listing requirements, our common stock will be subject to delisting by Nasdaq. In the event our common stock is delisted, our stock price and market liquidity of our stock will be adversely affected, which will impact our ability to sell securities in the market. Further, delisting from Nasdaq could also have other negative effects, including potential loss of confidence by partners, lenders, suppliers and employees.

There can be no assurance that our common stock will continue to trade on Nasdaq or trade on the over-the counter markets or any public market in the future. In the event our common stock is delisted, our stock price and market liquidity of our common stock will be adversely affected which will impact your ability to sell your securities in the market.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 18, 2025 the Company entered into a securities purchase agreement, which was amended and restated on September 15, 2025, to sell an aggregate of prefunded warrants to purchase 258,144 shares of its Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”) and warrants to purchase 1,214,766 shares of its common stock at a purchase price equal to $19.369 per prefunded warrant for gross proceeds of approximately $5.0 million. The purchase price was paid in cash or, in lieu of cash, cancellation of certain existing debt by the Company. Each prefunded warrant entitled the holder to purchase one share of the Company’s Series A Convertible Preferred Stock for $0.001 per share and is immediately exercisable. Purchasers of prefunded preferred stock warrants were also issued an additional five-year warrant to purchase a number of shares of the Company’s common stock equal to fifty percent (50%) of the number of shares of common stock issuable upon conversion of the Series A Preferred Stock. Each common warrant has an initial exercise price of $1.715 and is immediately exercisable. As of September 30, 2025, the Company had received approximately $4,800,000 of the proceeds. On October 6, 2025, the Company received a cash payment of approximately $200,000, which completed receipt of the gross proceeds of approximately $5.0 million.

The prefunded preferred stock warrants and common stock warrants were offered to a small select group of accredited investors, as defined in Rule 501 of Regulation D, all of whom had a substantial pre-existing relationship with the Company. Certain affiliates of the Company participated in the offering, among which included the Company’s Chief Executive Officer and director, the Company’s Chief Financial Officer, the Company’s Chief Operating Officer, two directors of the Company and Cleveland Capital, L.P. The issuance of the prefunded preferred stock warrants and the common warrants was made in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D promulgated thereunder, as the private placement was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by any investor in connection with the private placement.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f) of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

ITEM 6 – EXHIBITS

The following exhibits are filed as part of this Report.

Exhibit No.	Description
4.1	Form of Prefunded Warrant (PIPE). Incorporated by reference to Exhibit 4.1 to Form 8-K filed on September 16, 2025.
4.2	Form of Common Warrant (PIPE). Incorporated by reference to Exhibit 4.2 to Form 8-K filed on September 16, 2025.
10.1	Amendment No. 6 to Loan and Security Agreement (GBC). Incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 5, 2025.
10.2	Amendment No. 5 to Loan and Security Agreement (GBC). Incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 22, 2025.
10.3	First Amendment to Subordinated Unsecured Promissory Note. Incorporated by reference to Exhibit 10.2 to Form 8-K filed on July 22, 2025.
10.4	Form of Amended and Restated Securities Purchase Agreement. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 16, 2025
10.5	Form of Registration Rights Agreement. Incorporated by reference to Exhibit 10.2 to Form 8-K filed on September 16, 2025.
10.6	Form of Escrow Agreement. Incorporated by reference to Exhibit 10.3 to Form 8-K filed on September 16, 2025.
10.7	Form of Debt Satisfaction Agreement. Incorporated by reference to Exhibit 10.4 to Form 8-K filed on September 16, 2025.
31.1*	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.
31.2*	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.
32.1**	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.
32.2**	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.
101.INS*	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

*	Filed herewith
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Flux Power Holdings, Inc.

Date: November 13, 2025	By:	/s/ Krishna Vanka
Krishna Vanka
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2025	By:	/s/ Kevin S. Royal
Kevin S. Royal
Chief Financial Officer
(Principal Financial Officer)

Page 40