Form 10-K/A
period 2025-06-30
Flux Power Holdings, Inc.
filed 2025-12-10
CIK 1083743

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Flux Power Holdings, Inc. for the year ended June 30, 2025, originally filed with the U.S. Securities and Exchange Commission (“SEC”) on September 17, 2025 (the “Original Filing”).

We are filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing because we did not file our definitive proxy statement within 120 days of the end of our fiscal year ended June 30, 2025. In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV and the Exhibit Index has also been amended to reflect the filing of these new certifications. Because no financial statements have been included in this Amendment, we are not including new certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The reference on the cover page of the Original Filing to the incorporation by reference of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

Except for the Cover Page, Part III, Part IV, Item 15 and the Exhibit Index, no other changes are made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing. Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Filing, nor does it modify or update in any way the disclosures contained in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings with the SEC.

Unless the context otherwise requires, the “Company,” “Flux,” “we,” “us,” and “our” refer to the combined business of Flux Power Holdings, Inc., a Nevada corporation and its wholly owned subsidiary, Flux Power, Inc., a California corporation (“Flux Power”).

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table and text set forth the names and ages of our current directors, executive officers and significant employees as of November 10, 2025. Our Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders or until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships among any of the directors and executive officers. From time to time, our directors have received compensation in the form of cash and equity grant for their services on the Board.

Name	Age	Position
Krishna Vanka(1)	43	Director, Chief Executive Officer and President
Kevin S. Royal	61	Chief Financial Officer and Secretary
Jeffrey C. Mason(2)	55	Chief Operating Officer
Dale T. Robinette(3) (5)	61	Director
Michael Johnson	77	Director
Lisa Walters-Hoffert(3) (4)	67	Director
Mark F. Leposky(3) (6)	61	Director

(1)	Mr. Vanka was appointed as the Company’s Director, Chief Executive Officer and President, effective March 10, 2025.
(2)	Mr. Mason was promoted from Vice President of Operations to Chief Operating Officer effective August 1, 2025.
(3)	Independent Director.
(4)	Chairperson of the Audit Committee, Member of the Compensation Committee and the Nominating and Governance Committee.
(5)	Chairman of the Board, Chairperson of the Compensation Committee, Member of the Audit Committee and the Nominating and Governance Committee.
(6)	Chairperson of the Nominating and Governance Committee, Member of the Audit Committee and the Compensation Committee.

There are no arrangements or understandings between our directors and executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

Business Experience

Krishna Vanka. Mr. Vanka has over 18 years of experience in building, scaling, managing and transforming technology companies in sectors including renewable energy, electric vehicle charging, and others. Mr. Vanka has served as SVP & Chief Digital Officer (CEO of Digital Division) at Fluence Energy, Inc. (Nasdaq: FLNC), from August 2022 to January 2024. In this role, he was responsible for the company’s strategic growth, profitability, and operational execution, achieving a 300% increase in Annual Recurring Revenue (ARR) and overseeing a fivefold expansion in Assets Under Management (AUM). He played a key role in integrating product lines of two cloud-based software offerings, Mosaic and Nispera, into a unified platform, driving innovation in Fluence’s software offerings, including Battery Management Systems (BMS), IoT devices, and Core OS. Mosaic was recognized for its state-of-the-art machine learning algorithms and AI-driven capabilities, winning Time magazine’s 2022 Best Innovations award in the software category. Prior to joining FLNC, Mr. Vanka was a founding team member and Chief Product Officer at InCharge Energy from November 2020 to August 2022, where he led product development and technology strategy for EV fleet charging solutions. From April 2018 to November 2020, he was the founder and Chief Executive Officer of MyShoperoo Inc, an enterprise-focused on-demand shopping platform that optimized last-mile delivery efficiency through intelligent aggregation algorithms. Mr. Vanka holds a Bachelor of Applied Science in Computer Engineering from the University of Ottawa and an MBA from Georgia State University. He has also completed executive leadership programs at UC Berkeley, including coursework in Artificial Intelligence for Business Strategies.

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

Jeffrey C. Mason, Chief Operating Officer. Mr. Mason served as the Director of Manufacturing of the Company from January 2021 to December 2021, Vice President of Operations from December 2021 to July 2025 and Chief Operating Officer since August 2025. Prior to joining the Company, Mr. Mason was the plant manager at NEO Tech from March 2017 to January 2021 after being promoted from Director of Operations from December 2013 to March 2017. Mr. Mason has also worked for Sumitomo Electric Interconnect Products, Inc., Radio Design Labs, Inc., and Motorola Inc. during his career. Mr. Mason received his Master of Business Administration in International Business in 2015 and his Bachelor of Business Administration/Management in 2013 from North Central University. Mr. Mason is also Total Productive Maintenance (TPM) Instructor Certified by the Japan Institute of Plant Maintenance, Tokyo, Japan.

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

Lisa Walters-Hoffert, Director. Ms. Walters-Hoffert was appointed to our Board on June 28, 2019. Ms. Walters-Hoffert was a co-founder of Daré Bioscience, Inc. and following the company’s merger with Cerulean Pharma, Inc. in July of 2017, became Chief Financial Officer of the surviving public company (Nasdaq: DARE) and served in this role until January of 2024. For over 25 years, Ms. Walters-Hoffert was an investment banker focused on small-cap public companies in the technology and life science sectors. From 2003 to 2015, Ms. Walters-Hoffert worked at Roth Capital Partners as Managing Director in the Investment Banking Division. Ms. Walters-Hoffert has held various positions in the corporate finance and investment banking divisions of Citicorp Securities in San José, Costa Rica and Oppenheimer & Co, Inc. in New York City, New York. Ms. Walters-Hoffert has served as a member of the Board of Directors of the San Diego Venture Group, as Past Chair of the UCSD Librarian’s Advisory Board, and as Past Chair of the Board of Directors of Planned Parenthood of the Pacific Southwest. Ms. Walters-Hoffert currently serves as a member of the Board of Directors of The Elementary Institute of Science in San Diego. Ms. Walters-Hoffert graduated magna cum laude from Duke University with a B.S. in Management Sciences. As a senior financial executive with over twenty-five years of experience in investment banking and corporate finance and based on Ms. Walters-Hoffert’s expertise in audit, compliance, valuation, equity finance, mergers, and corporate strategy, the Company believes Ms. Walters-Hoffert is qualified to be on the Board.

Dale T. Robinette, Director. Mr. Robinette was appointed to our Board on June 28, 2019 and our Chairman on March 10, 2025. Mr. Robinette previously served as our lead independent director from September 10, 2021 to March 10, 2025. Mr. Robinette has been a CEO Coach and Master Chair since 2013 as an independent contractor to Vistage Worldwide, Inc., an executive coaching company. In addition, since 2013 Mr. Robinette has been providing business consulting related to top-line growth and bottom-line improvement through his company EPIQ Development. From 2013 to 2019, Mr. Robinette was the Founder and CEO of EPIQ Space, a marketing website for the satellite industry, a member-based community of suppliers promoting their offerings. Mr. Robinette was with Peregrine Semiconductor, Inc., a manufacturer of high-performance RF CMOS integrated circuits, from 2007 to 2013 in two roles as a Director of Worldwide Sales as well as the Director of the High Reliability Business Unit. Mr. Robinette started his career from 1991 to 2007 at Tyco Electronics Ltd. (known today as TE Connectivity Ltd.), a passive electronics manufacturer, in various sales, sales leadership and product development leadership roles. Mr. Robinette received a Bachelor of Science degree in Business Administration, Marketing from San Diego State University. Based on Mr. Robinette’s executive and management experience, plus his experience building companies, the Company believes Mr. Robinette is qualified to be on the Board.

Mark F. Leposky, Director. Mr. Leposky was elected to our Board on April 18, 2024. Mr. Leposky has over 30 years of executive experience in operations, engineering, supply chain, product and commercial roles. Mr. Leposky is currently the Executive Vice President and Chief Supply Chain Officer at Topgolf Callaway Brands and has led the company’s supply chain, engineering, and operations organization among other responsibilities since 2012. From 2018 to 2022, he also served as the EVP of Global Operations, Accessories and Licensing, and previously served as Senior Vice Present of Global Operations, Accessories and Licensing from 2012 and 2018 for Topgolf Callaway Brands. Prior to joining Topgolf Callaway Brands, Mr. Leposky was the Co-Founder, President and Chief Executive Officer of Gathering Storm dba Tmax Gear from 2005 to 2011, Chief Supply Chain Officer at Fisher Scientific International from 2004 to 2005 and Chief Operations Officer at TaylorMade Adidas Golf from 2002 to 2004, and has held executive roles at The Coca-Cola Company and United Parcel Service. Mr. Leposky holds a Bachelor of Sciences degree in Industrial Technology from Southern Illinois University, and an MBA from the Keller Graduate School of Management. In addition, Mr. Leposky is also a 16-year infantry veteran of the US Army and Army National Guard, and an avid golfer. Based on the above qualifications, the Board believes Mr. Leposky’s extensive executive experience within the consumer product and service industry qualifies Mr. Leposky to serve on the Board.

Management Transition

On March 10, 2025, Mr. Dutt, our former chairman and Chief Executive Officer, notified the Company’s Board of his decision to retire and resign from his position as director, Chairman of the Board, Chief Executive Officer and President of the Company and its wholly owned subsidiary, Flux Power, effective March 10, 2025. Mr. Dutt’s stepping down is for personal reasons and not due to any disagreement with the Company’s management team or the Company’s Board on any matter relating to the operations, policies or practices of the Company or any issues regarding the Company’s accounting policies or practices.

In connection with Mr. Dutt’s retirement, the Board appointed Mr. Robinette as the new Chairman of the Board, effective March 10, 2025. Mr. Robinette also currently serves as an independent director, chairperson of the Compensation Committee, and a member of both the Audit Committee and the Nominating and Governance Committee. In addition, the Board appointed Mr. Vanka as director, Chief Executive Officer and President of the Company and Flux Power, effective March 10, 2025.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of our directors or executive officers were involved in any of the following: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

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

On September 10, 2021, the Board adopted the Lead Independent Director Guidelines (“Guidelines”). The Guidelines provide that when the positions of Chief Executive Officer and Chairman of the Board are combined or the Chairman is not an independent director, the independent directors will appoint a lead independent director to serve with the authority and responsibility described in such Guidelines, and as the Board and/or the independent directors may determine from time to time. The Guidelines are available on our website at www.fluxpower.com. The responsibilities of the Lead Independent Director, if required under the Guidelines, include, among others: (i) serving as primary intermediary between non-employee directors and management; (ii) working with the Chairman of the Board to approve the agenda and meeting schedules for the Board; (iii) working with the Chairman of the Board as to the quality, quantity and timeliness of the information provided to directors; (iv) in consultation with the Nominating and Governance Committee, reviewing and reporting on the results of the Board and Committee performance self-evaluations; (v) calling additional meetings of independent directors; and (vi) serving as liaison for consultation and communication with stockholders.

Prior to March 10, 2025, Mr. Dutt, previously held the Chairman and Chief Executive Officer roles, and Mr. Robinette previously served as the Lead Independent Director elected by the majority of the Board on September 10, 2021.

On March 10, 2025, Mr. Dutt, our former chairman and Chief Executive Officer, notified the Company’s Board of his decision to retire and resign from his position as director, Chairman of the Board, Chief Executive Officer and President of the Company and its wholly owned subsidiary, Flux Power, effective March 10, 2025. Mr. Dutt’s stepping down is for personal reasons and not due to any disagreement with the Company’s management team or the Company’s Board on any matter relating to the operations, policies or practices of the Company or any issues regarding the Company’s accounting policies or practices.

In light of the anticipated transition, the Nominating and Governance Committee of the Board determined that it would be in the best interest of the Company and its stockholders if the position of Chairman of the Board was held by a non-executive member of the Board on a going forward basis. Accordingly, upon Mr. Dutt’s retirement on March 10, 2025, the Board appointed Mr. Dale T. Robinette as the new Chairman of the Board, effective March 10, 2025. Since Mr. Robinette is an independent director, we do not and will not have a Lead Independent Director until required to have one under our Independent Director Guidelines.

In connection with Mr. Dutt’s retirement, the Board appointed Mr. Robinette as the new Chairman of the Board, effective March 10, 2025. Mr. Robinette also currently serves as an independent director, chairperson of the Compensation Committee, and a member of both the Audit Committee and the Nominating and Governance Committee. In addition, the Board appointed Mr. Vanka as director, Chief Executive Officer and President of the Company and Flux Power, effective March 10, 2025.

Mr. Robinette possesses understanding and knowledge of the business and affairs of the Company and has the ability to devote a substantial amount of time to serve as our Chairman. The Board believes the appointment of a strong independent director as Chairman and the use of regular executive sessions of the non-management directors, along with a majority of the Board being composed of independent directors, allow the Board to maintain effective oversight of management.

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

Audit Committee

The Audit Committee of the Board of Directors currently consists of three independent directors of which at least one, the Chairperson of the Audit Committee, qualifies as an audit committee financial expert within the meaning of SEC regulations. Ms. Walters-Hoffert is the Chairperson of the Audit Committee and audit committee financial expert and Messrs. Robinette and Leposky serve as members of the Audit Committee. The Audit Committee’s duties are to recommend to our Board of Directors the engagement of the independent registered public accounting firm to audit our consolidated financial statements and to review our accounting and auditing principles. The Audit Committee reviews the scope, timing and fees for the annual audit and the results of audit examinations performed by any internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The Audit Committee will at all times be composed exclusively of directors who are, in the opinion of our Board of Directors, free from any relationship that would interfere with the exercise of independent judgment as a committee member and who possess an understanding of consolidated financial statements and generally accepted accounting principles. Our Audit Committee operates under a written charter, which is available on our website at www.fluxpower.com.

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

Indemnification Agreements

We execute a standard form of indemnification agreement (“Indemnification Agreement”) with each of our Board members and executive officers (each, an “Indemnitee”).

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and Annual Reports concerning their ownership, of common stock and other of our equity securities on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of Forms 3, 4 and 5 and amendments thereto filed electronically with the SEC during the most recent fiscal year, we believe that all reports required by Section 16(a) for transactions in the fiscal year ended June 30, 2025 were timely filed.

ITEM 11 - EXECUTIVE COMPENSATION

Compensation for our Named Executive Officers

The following table sets forth information concerning all forms of compensation earned by our named executive officers during fiscal 2025 and fiscal 2024 for services provided to the Company and its subsidiary.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Krishna Vanka (2)	2025	$400,000	$–	$–	$–	$–	$–	$400,000
Chief Executive Officer and President

Ronald F. Dutt (3)	2025	$386,250	$–	$–	$–	$–	$–	$386,250
Former Chief Executive Officer, President, and Chairman	2024	$375,000	$–	$–	$484,155	$–	$–	$859,155

Jeffrey C. Mason (4)	2025	$280,500	$–	$–	$–	$–	$–	$280,500
Chief Operating Officer	2024	$275,000	$–	$–	$119,152	$–	$–	$394,152

Kevin S. Royal (5)	2025	$336,600	$–	$–	$–	$–	$–	$336,600
Chief Financial Officer and Corporate Secretary	2024	$330,000	$–	$–	$200,970	$–	$–	$530,970

(1)	The grant date fair value was determined in accordance with the provisions of FASB ASC Topic No. 718 using the Black-Scholes valuation model with assumptions described in more detail in the notes to our audited financial statements included in this prospectus.
(2)	Mr. Vanka was appointed as the Company’s Chief Executive Officer and President, as well as a member of the Board, effective March 10, 2025.
(3)	Mr. Dutt served as our Chief Executive Officer, President, and Chairman of the Board until his retirement on March 10, 2025. In connection with Mr. Dutt’s retirement, the Board appointed Mr. Dale T. Robinette as the new Chairman of the Board, effective March 10, 2025. In addition, the Board appointed Mr. Krishna Vanka as Chief Executive Officer and President, effective March 10, 2025.
(4)	Mr. Mason was promoted from Vice President of Operations to Chief Operating Officer, effective August 1, 2025.
(5)	Mr. Royal was appointed as the Company’s Chief Financial Officer and Corporate Secretary effective March 4, 2024.

Narrative Explanation of Compensation Arrangements with Named Executive Officers

Base Salary

On June 17, 2024, pursuant to the recommendation of the Compensation Committee of the Board (the “Compensation Committee”), the Board approved the following salary increases (the “Fiscal 2025 Annual Salary”) to the following executive officers, effective for fiscal 2025:

Name	Position	Salary for Fiscal 2024	Salary for Fiscal 2025
Ronald F. Dutt	Former Chief Executive Officer	$375,000	$386,250
Kevin S. Royal	Chief Financial Officer	$205,200	$336,600
Jeffrey C. Mason	Chief Operating Officer	$230,720	$280,500

Annual Bonus Plan

On November 5, 2020, the Board approved an annual cash bonus plan (the “Annual Bonus Plan”) which allows the Compensation Committee and/or the Board of the Company to set the amount of bonus each fiscal year and the performance criteria. Executive officers and all employees (other than part-time employees and temporary employees) are eligible to participate in the Annual Bonus Plan (“Participants”) as long as the Participant remains an active regular employee of the Company. The Annual Bonus Plan was effective for the fiscal year ended June 30, 2021 and is effective each fiscal year thereafter (the “Plan Year”). For each Plan Year, the Compensation Committee establishes an aggregate amount of allocable Bonus under the Annual Bonus Plan and determines the performance goals applicable to a bonus during a Plan Year (the “Participation Criteria”). The Participation Criteria may differ from Participant to Participant and from bonus to bonus. The Participation Criteria for each Plan Year is based on the Company achieving certain performance targets based on annual revenue, gross margin, operating expense and new business development. All of the Company’s executive officers are eligible to participate in the Annual Bonus Plan.

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

Fiscal 2025 Bonuses Under the Amended Bonus Plan

On June 17, 2024, pursuant to the recommendation of the Compensation Committee, the Board also approved the bonus pool and performance criteria for the Amended Annual Bonus Plan for Fiscal 2025 (the “2025 Bonus”). For fiscal 2025, the performance goals applicable to a bonus are based on the Company achieving certain targets based on the Company’s full year revenue, Adjusted EBITDA (earnings before interest, income taxes, depreciation, amortization and stock-based compensation) for fiscal 2025, and functional goals (the “Financial Targets”), in addition to individual performance objectives and goals (the “2025 Performance Matrix”).

The Board approved the following cash bonus targets under the 2025 Bonus for the following executive officers.

Name	Position	Maximum Payout(1)
Ronald F. Dutt	Chief Executive Officer	$386,250
Kevin S. Royal	Chief Financial Officer	$201,960
Jeffrey C. Mason	Vice President of Operations	$140,250

(1) Full maximum payout assuming targets reached as set forth in the 2025 Performance Matrix.

Equity Incentive Awards

Fiscal 2024 Grants

On October 20, 2023 (the “Fiscal 2024 Grant Date”), pursuant to the recommendation of the Compensation Committee, the Board approved the grant of stock options (the “Fiscal 2024 Options”) under the Company’s 2014 Equity Incentive Plan (the “2014 Plan”) and the Company’s 2021 Equity Incentive Plan (the “2021 Plan” and together with 2014 Plan, the “Plan”) to the Company’s then-current named executive officers, as set forth in the table below.

Name	Position	Options	Vesting Schedule
Ronald F. Dutt	former Chief Executive Officer	223,216	Annually over 3 years from the date of grant
Jeffrey Mason	Chief Operating Officer	54,934	Annually over 3 years from the date of grant
Kevin S. Royal	Chief Financial Officer	55,000	Annually over 3 years from the date of grant

Fiscal 2025 Grants

We did not grant any stock options or other equity awards to any of our named executive officers in fiscal 2025.

Benefit Plans

We do not have any profit-sharing plan or similar plans for the benefit of our officers, directors or employees. However, we may establish such a plan in the future.

Under their respective employment agreements, as described in further detail below, Messrs. Vanka and Royal, among other things, are entitled to reimbursement for all reasonable business expenses incurred in performing services. They are also eligible to participate in all customary employee benefit plans or programs generally made available to the senior executive officers.

Outstanding Equity Awards at 2025 Fiscal Year-End

The following table sets forth certain information concerning unexercised options held by our named executive officers as of June 30, 2025. Our named executive officers did not hold any other types of equity awards as of June 30, 2025.

			Option Awards				Stock Awards
Name	Award Grant Date	Award Expiration Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Number of Shares or Units of Stock That Have Not Vested	Grant Date Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan: Grant Date Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Jeffrey C. Mason (1)	10/31/22	10/31/32	17,493	17,493	–	$3.43	–	–	–	–
	10/20/23	10/20/33	8,746	36,625	–	$3.36	–	–	–	–

Kevin S. Royal (2)	3/4/24	3/4/34	18,331	36,669	–	$5.00	–	–	–	–

(1)	Mr. Mason’s outstanding options vest annually over 3 years from the date of grant.
(2)	Mr. Royal’s outstanding options vest annually over 3 years from the date of grant.

Equity Compensation Plan Information

On February 17, 2015, our stockholders approved our 2014 Equity Incentive Plan (“2014 Plan”), which was amended on July 23, 2018 and on November 5, 2020. The 2014 Plan authorizes the issuance of awards for up to 10,000,000 shares of our common stock in the form of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock units, restricted stock awards and unrestricted stock awards to officers, directors and employees of, and consultants and advisors to, the Company or its affiliates. We granted 100,192 stock options under the 2014 Plan during fiscal 2024. We granted 51,171 restricted stock units under the 2014 Plan during fiscal 2024. The 2014 Plan expired on November 26, 2024, at which time no future stock or stock option awards could be granted.

On April 29, 2021, at the Company’s annual stockholders meeting, the 2021 Equity Incentive Plan (the “2021 Plan”) was approved by our stockholders. The 2021 Plan authorizes the issuance of awards for up to 2,000,000 shares of our common stock in the form of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock units, restricted stock awards and unrestricted stock awards to officers, directors and employees of, and consultants and advisors to, the Company or its affiliates. We granted 934,012 stock options under the 2021 Plan during fiscal 2024. We did not grant any stock options under the 2021 Plan during fiscal 2025. We granted 200,000 and 17,057 restricted stock units under the 2021 Plan during fiscal 2025 and fiscal 2024, respectively.

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

As of June 30, 2025, we had 385,189 options outstanding and exercisable and 200,000 RSUs outstanding under the 2025 Plan, the 2021 Plan and the 2014 Plan.

Employment Agreements with Executive Officers

Summary of Employment Agreement with Mr. Krishna Vanka

On March 10, 2025, the Company entered into an executive employment agreement with Mr. Vanka, pursuant to which he agreed to serve as the Chief Executive Officer and President of the Company (the “Employment Agreement”). Pursuant to the terms of the Employment Agreement, Mr. Vanka receives an annual base salary of $400,000, subject to annual performance reviews by the Board or Compensation Committee. As an initial incentive for achieving key financial milestones, the Company agreed to award Mr. Vanka a cash bonus of $100,000 if the Company’s average EBITDA is net positive over the following nine months (end of the calendar year). Beginning fiscal year 2026, Mr. Vanka will have the ability to achieve a cash bonus of up to 150% of base salary based on budget performance goals as determined by the Board or the Compensation Committee. Beginning in fiscal year 2026, Mr. Vanka will be granted time-based restricted stock units (“Time RSUs”) equivalent to 50% of his base salary, which are eligible to vest in three (3) equal annual installments over three (3) years. He will also be eligible for performance-based restricted stock units (“PSUs”), with a target of 50% of his base salary and a maximum of 150%, based on budget performance goals. Any earned PSUs will cliff-vest on the third (3rd) anniversary of the grant date. Additionally, the Employment Agreement provides that Mr. Vanka may be terminated at any time by the Company with or without cause. If Mr. Vanka is terminated without cause or upon a Change in Control (as defined in the Employment Agreement), he will receive: (a) twelve (12) months of base salary paid in a lump sum; and (b) twelve (12) months of continued life, medical, and dental insurance coverage, with the Company covering the cost subject to the same employee contribution as active employees. Additionally, in the event of a Change in Control termination, vesting of Time RSUs and any PSUs, for which the performance criteria are satisfied, will be accelerated. Mr. Vanka is subject to a non-compete obligation during the term of his employment and confidentiality obligations that extend beyond termination. The Employment Agreement also includes other customary clauses and arrangements.

Summary of Employment Agreement with Former Chief Executive Officer and President, Mr. Ron Dutt

On February 12, 2021, we entered into an Amended and Restated Employment Agreement with the Company’s president and chief executive officer, Mr. Dutt (the “Dutt Employment Agreement”), which amends and restates the Employment Agreement effective December 11, 2012, as amended (the “Prior Agreement”). In addition to the inclusion of terms relating to change in control, termination, severance, benefits and the acceleration of vesting of options and restricted stock units upon certain events, the Dutt Employment Agreement memorialized Mr. Dutt’s continued services as the president and chief executive officer of the Company and its wholly-owned subsidiary, Flux Power, and the terms pursuant to which he would provide such services. Pursuant to the terms of the Dutt Employment Agreement, Mr. Dutt’s annual base salary was $375,000. On March 10, 2025, Mr. Dutt notified the Board of his decision to retire and resign from his position as director, Chairman of the Board, Chief Executive Officer and President of the Company and its wholly owned subsidiary, Flux Power, effective March 10, 2025. Mr. Dutt’s stepping down was because of personal reasons and not due to any disagreement with the Company’s management team or the Company’s Board on any matter relating to the operations, policies or practices of the Company or any issues regarding the Company’s accounting policies or practices.

To ensure a smooth transition, on March 10, 2025, the Company entered into an Amendment to Mr. Dutt’s Amended and Restated Employment Agreement, dated February 17, 2021 (the “Amendment to Dutt Employment Agreement,” and together with the Amended and Restated Employment Agreement, the “Dutt Employment Agreement”). Under this amendment, Mr. Dutt may provide services and answer questions on an as-needed basis as a senior advisor and will be compensated based on his current monthly salary in the amount of $32,187.50 through March 2025, unless terminated earlier pursuant to its terms. Mr. Dutt reports to the Chief Executive Officer or his designee. In addition, the Company and Mr. Dutt also agreed to enter into a separation and release agreement (“Separation Agreement”), which includes the contemplated terms of the payments and benefits in exchange for the release and other agreements set forth therein with Mr. Dutt, including: (a) a cash severance payment of $386,250.02, equivalent to twelve (12) months of his base salary as of the Resignation Date to be paid pro ratably over twelve (12) months; and (b) a monthly cash payment for twelve (12) months in an amount of $4,034.20 for health insurance coverage. Mr. Dutt’s Separation Agreement includes a customary general release of claims in favor of the Company and certain related parties. Mr. Dutt’s employment with the Company ended on March 31, 2025.

Summary of Employment Agreement with Mr. Kevin S. Royal

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

Director Compensation Table

Below is a summary of the total compensation of our non-employee directors during fiscal 2025. Each of Mr. Vanka, our chief executive officer and president, and Mr. Dutt, our former chief executive officer and president, received no compensation for his service as a director and is not included in the below table. The compensation Mr. Vanka and Mr. Dutt received as an employee of the Company is included in the section titled “Executive Compensation” above.

Name	Fees Earned or Paid In Cash ($)	Stock Awards(1) ($)	All Other Compensation ($)	Total ($)
Lisa Walters-Hoffert	$62,500	$80,000	$-	$142,500

Dale Robinette	$81,250	$80,000	$-	$161,250

Michael Johnson	$50,000	$80,000	$-	$130,000

Mark F. Leposky	$61,250	$80,000	$-	$141,250

(1)	Represent the fair value of the RSUs granted.

The following table shows the number of stock options and RSUs held by our non-employee directors as of June 30, 2025:

Name	Stock Options	RSUs
Lisa Walters-Hoffert	3,948	50,000

Dale Robinette	3,948	50,000

Michael Johnson	9,948	50,000

Mark F. Leposky	–	50,000

Non-Employee Director Compensation Policy

Cash Compensation

Pursuant to the compensation program for our non-employee directors that was approved by the Board on April 18, 2024 for fiscal 2025 and on March 1, 2025 for fiscal 2026, each member of our Board of Directors who is not an employee is eligible to receive the following annual cash retainers for their service on our Board:

Position	Annual Retainer
Board Member	$50,000
plus (as applicable):
Chairman of the Board	$20,000
Audit Committee Chair	$7,500
Compensation Committee Chair	$5,000
Nominating/Governance Committee Chair	$5,000
Audit Committee Member	$3,750
Compensation Committee Member	$2,500
Nominating/Governance Committee Member	$2,500

Equity Compensation

In addition, our non-employee directors are eligible to receive an annual equity grant of RSUs equal to the amount of $80,000 divided by the fair market value of the RSUs, with all RSUs subject to a one-year vesting requirement subject to their continued service on our Board. The fair market value of the RSUs is based upon the closing stock price on the grant issuance date. On April 18, 2024, each of our non-employee directors was granted 17,057 RSUs, which fully vested on April 18, 2025. On May 28, 2025, each of our non-executive directors was granted 50,000 RSUs under the 2021 Plan, which are scheduled to vest in full on May 28, 2026.

Pay versus Performance

As required by Section 953(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(v) of Regulation S-K, we are providing the following information about the relationship between executive compensation actually paid and the Company’s financial performance.

Required Tabular Disclosure of Compensation Actually Paid versus Performance

The following tables and related disclosures provide information about (i) the total compensation of our principal executive officer (“PEO”) and (on average) of our non-PEO Named Executive Officers (collectively, the “NEOs”) as presented in the “Summary Compensation Table” (the “SCT”) section above, (ii) the “compensation actually paid” (“CAP”) to our PEO and our and non-PEO NEOs, as calculated pursuant to Item 402(v), (iii) certain financial performance measures, and (iv) the relationship of the CAP to those financial performance measures.

Year	Summary Compensation Table Total for PEO 1 - Vanka(1)	Summary Compensation Table Total for PEO 2 – Dutt(1)	Compensation Actually Paid to PEO 1 - Vanka(2)	Compensation Actually Paid to PEO 2 – Dutt(2)	Average Summary Compensation Table Total for Non-PEO Named Executive Officers(3)	Average Compensation Actually Paid to Non-PEO Named Executive Officers(2)	Value of Initial Fixed $100 Investment Based on Total Shareholder Return(4)	Net Loss (in million(s))(5)
(a)	(b)	(b)	(c)	(c)	(d)	(e)	(f)	(g)
2025	$400,000	$386,250	$400,000	$(30,186)	$308,550	$242,742	$62.9	$6.7
2024	—	859,155	—	751,681	406,557	329,546	129.6	8.3
2023	—	667,777	—	677,665	362,573	371,343	179.6	7.7

(1)	The dollar amounts reported in column (b) are the amounts of total compensation reported for Mr. Vanka (our current Chief Executive Officer since March 10, 2025) (“PEO 1”) and Mr. Dutt (our former Chief Executive Officer who retired from that position on March 10, 2025) (“PEO 2”), respectively, for each corresponding year in the “Total” column of the SCT.

(2)	The dollar amounts reported in column (c) represent the amount of CAP to Mr. Vanka and Mr. Dutt, respectively, as computed in accordance with Item 402(v) of Regulation S-K. The dollar amounts reported in column (e) represent the average amount of CAP to the NEOs as a group (excluding, in the case of 2025, Mr. Vanka and Mr. Dutt, and in the case of 2024 and 2023, Mr. Dutt), as computed in accordance with Item 402(v) of Regulation S-K. The amounts do not reflect compensation actually earned, realized or received by the Company’s NEOs. CAP reflects the exclusions and inclusions of certain amounts for the PEOs and the non-PEO NEOs as set forth below. Equity values are calculated in accordance with FASB ASC Topic 718.

Reconciliation of Total Compensation per SCT to CAP is as follows:

	Fiscal Year 2025			Fiscal Year 2024		Fiscal Year 2023
	PEO 1 - Vanka	PEO 2 - Dutt	Average for Non-PEO NEOs	PEO 2 - Dutt	Average for Non-PEO NEOs	PEO 2 - Dutt	Average for Non-PEO NEOs
Summary Compensation Table Total	$400,000	$386,250	$308,550	$859,155	$406,557	$667,777	$362,573
Deduction Amounts Reported under the “Stock Awards” and “Option Awards” in the SCT	—	—	—	(484,155)	(136,490)	(230,542)	(110,511)
Add the fair value as of the end of the covered fiscal year of all awards granted during the covered fiscal year that are outstanding and unvested as of the end of the covered fiscal year	—	—	—	485,539	96,831	256,560	122,982
Add the amount equal to the change as of the end of the covered fiscal year (from the end of the prior fiscal year) in fair value (whether positive or negative) of any awards granted in any prior fiscal year that are outstanding and unvested as of the end of the covered fiscal year	—	—	(54,312)	(81,391)	(11,182)	8,022	6,456
Add the amount equal to the change as of the vesting date (from the end of the prior fiscal year) in fair value (whether positive or negative) of any awards granted in any prior fiscal year for which all applicable vesting conditions were satisfied at the end of or during the covered fiscal year		(7,650)	(11,496)	(27,467)	(26,170)	4,784	2,011
Subtract, for any awards granted in any prior fiscal year that fail to meet the applicable vesting conditions during the covered fiscal year, the amount equal to the fair value at the end of the prior fiscal year	—	(408,786)	—	—	—	(28,946)	(12,168)
Compensation Actually Paid	$400,000	$(30,186)	$242,742	$751,681	$329,546	$677,655	$371,343

(3)	Mr. Charles A. Scheiwe, our former Chief Financial Officer, and Mr. Mason comprised the non-PEO NEOs for fiscal year ended June 30, 2023. On March 1, 2024, Mr. Scheiwe stepped down as the Company’s Chief Financial Officer and Corporate Secretary. For purposes of this disclosure, the non-PEOs for fiscal year ended June 30, 2024 comprised of Mr. Schiewe, Mr. Royal and Mr. Mason. Mr. Mason and Mr. Royal comprised the non-PEO NEOs for fiscal year ended June 30, 2025.

(4)	Represents Total Shareholder Return (“TSR”) calculated for each fiscal year representing overall appreciation in $100 of investment in the Company stock during the respective one-year period.

(5)	Amounts represent the net loss reflected in the Company’s consolidated audited financial statements for the applicable fiscal year.

Required Disclosure of the Relationship Between Compensation Actually Paid And Financial Performance Measures

As required by Item 402(v) of Regulation S-K, we are providing the following information to illustrate the relationship between the pay and performance figures that are included in the pay versus performance tabular disclosure above. As noted above, CAP for purposes of the tabular disclosure was calculated in accordance with SEC rules and does not fully represent the actual final amount of compensation earned by or actually paid to our NEOs during the applicable fiscal years. Under Item 402(v)(8), smaller reporting companies must provide this relationship description for the following performance measures:

●	Cumulative TSR for the Company shown in column (f); and
●	The Company’s net income (loss) shown in column (g).

We utilize certain performance measures to align executive compensation with our performance. Part of the compensation our NEOs are eligible to receive consists of annual cash bonuses which are designed to provide appropriate incentives to our executives to achieve defined annual corporate goals and to reward our executives for individual achievement of performance objectives. We also view stock options, which are an integral part of our executive compensation program, as related to company performance although not directly tied to TSR, because they provide value only if the market price of our common stock increases, and if the executive officer continues in our employment over the vesting period. These stock option awards strongly align our executive officers’ interests with those of our stockholders by providing a continuing financial incentive to maximize long-term value for our stockholders and by encouraging our executive officers to continue in our employment for the long-term.

Compensation Actually Paid and Cumulative TSR

The following graph sets forth the relationship between CAP to our PEO, the average of CAP to our other NEOs, and our cumulative TSR during the applicable year over the three fiscal-year period from 2023 through 2025:

Compensation Actually Paid and Net Income (Loss)

The following graph sets forth the relationship between CAP to our PEO, the average of CAP to our other NEOs, and our net income (loss) during the applicable year over the three fiscal-year period from 2023 through 2025:

All information provided above under the “Pay Versus Performance” heading will not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing, except to the extent we specifically incorporate such information by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Principal Stockholders and Management

As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Exchange Act, as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose of or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, subject to community property laws where applicable. As of November 10, 2025, we had a total of 21,340,135 shares of common stock issued and outstanding.

The following table sets forth, as of November 10, 2025, information concerning the beneficial ownership of shares of our common stock held by our directors, our named executive officers, our directors and executive officers as a group, and each person known by us to be a beneficial owner of more than five percent (5%) of our outstanding common stock. Unless otherwise indicated, the business address of each of our directors, executive officers and beneficial owners of more than five percent (5%) of our outstanding common stock is c/o Flux Power Holdings, Inc., 2685 S. Melrose Drive, Vista, California 92081. Each person has sole voting and investment power with respect to the shares of our common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned		% of Ownership
Officers and Directors
Michael Johnson, Director	4,542,926	(2)	21.0%
Krishna Vanka, Chief Executive Officer, President, and Director	36,450	(3)	*
Kevin S. Royal, Chief Financial Officer and Secretary	25,629	(4)	*
Jeffrey C. Mason, Chief Operating Officer	78,283	(5)	*
Mark F. Leposky, Director	17,057	(6)	*
Lisa Walters-Hoffert, Director	48,055	(7)	*
Dale Robinette, Director	78,484	(8)	*
All Officers and Directors as a group (7 people)	4,826,884		22.1%

5% Stockholders
Esenjay Investments LLC	4,148,680	(2)	19.4%
Cleveland Capital Management L.L.C.	2,790,984	(9)	12.3%
1250 Linda Street, Suite 304
Rocky River, OH 44116
Formidable Asset Management, LLC	3,638,674	(10)	16.8%
221 E Fourth Street, Suite 2700
Cincinnati OH 45202
Heights Capital Management, Inc.	1,200,000	(11)	5.6%
101 California Street, Suite 3250
San Francisco, California 94111

*	Represents less than 1% of shares outstanding.

(1)	All addresses above are 2685 S. Melrose Drive, Vista, California 92081, unless otherwise stated.
(2)	Includes (i) 56,311 shares of common stock held by Mr. Johnson, (ii) 218,658 shares of common stock issuable upon the conversion of 23,233 shares of Series A Preferred Stock (as defined herein) issuable upon the exercise of 23,233 Prefunded Warrants (as defined herein) held by Mr. Johnson, (iii) 109,329 shares of common stock issuable upon the exercise of 109,329 Common Warrants (as defined herein) held by Mr. Johnson, (iv) 4,148,680 shares of common stock held by Esenjay Investments LLC, of which Mr. Johnson is the sole director and beneficial owner, and (v) 9,948 shares of common stock issuable to Mr. Johnson upon exercise of stock options within 60 days.
(3)	Mr. Vanka was appointed Chief Executive Officer, President and director on March 10, 2025. Includes (i) 24,300 shares of common stock issuable upon the conversion of 2,582 shares of Series A Preferred Stock issuable upon the exercise of 2,582 Prefunded Warrants and (ii) 12,150 shares of common stock issuable upon the exercise of 12,150 Common Warrants.
(4)	Includes (i) 18,331 shares of common stock issuable upon exercise of stock options within 60 days, (ii) 4,865 shares of common stock issuable upon the conversion of 517 shares of Series A Preferred Stock issuable upon the exercise of 517 Prefunded Warrants and (iii) 2,433 shares of common stock issuable upon the exercise of 2,433 Common Warrants.

(5)	Mr. Mason was promoted from Vice President of Operations to Chief Operating Officer effective August 1, 2025. Includes (i) 8,127 shares of common stock, (ii) 62,858 shares of common stock issuable upon exercise of stock options within 60 days, (iii) 4,865 shares of common stock issuable upon the conversion of 517 shares of Series A Preferred Stock issuable upon the exercise of 517 Prefunded Warrants and (iv) 2,433 shares of common stock issuable upon the exercise of 2,433 Common Warrants.
(6)	Includes 17,057 shares of common stock.
(7)	Includes 44,107 shares of common stock and 3,948 shares of common stock issuable upon exercise of stock options.
(8)	Includes (i) 56,311 shares of common stock, (ii) 3,948 shares of common stock issuable upon exercise of stock options within 60 days, (iii) 12,150 shares of common stock issuable upon the conversion of 1,291 shares of Series A Preferred Stock issuable upon the exercise of 1,291 Prefunded Warrants and (iv) 6,075 shares of common stock issuable upon the exercise of 6,075 Common Warrants.
(9)	Based on Amendment No. 8 to Schedule 13G filed jointly by Cleveland, Rocky River Specific Opportunities Fund LLC, Wade Massad, John Shiry and Cleveland Capital Management, L.L.C. with the SEC on February 14, 2025, reporting information as of December 31, 2024, and additional information provided by Cleveland to the Company as of September 26, 2025. Reflects 1,431,184 shares of common stock held by certain private funds managed by Cleveland Capital Management, L.L.C., or by its principals, and hold shared voting and dispositive power with respect to such shares, (ii) 840,669 shares of common stock issuable upon the conversion of 89,323 shares of Series A Preferred Stock issuable upon the exercise of 89,323 Prefunded Warrants held by Cleveland Capital L.P., (iii) 420,335 shares of common stock issuable upon the exercise of 420,335 Common Warrants held by Cleveland Capital L.P. and (iv) 98,796 shares of common stock issuable upon exercise of warrants held by Cleveland Capital L.P. Excludes (i) 41,150 shares of common stock individually held by Mr. Massad and (ii) 50,000 shares of common stock individually held by Mr. Shiry.
(10)	Based on Schedule 13D filed by Formidable Asset Management, LLC with the SEC on October 31, 2023 and additional information available to the Company from the Private Placement (as defined herein). Includes (i) 548,226 shares of common stock held by Formidable Asset Management, LLC, (ii) 2,726,099 shares of common stock held by certain accounts managed by Formidable Asset Management, LLC, and hold shared voting and dispositive power with respect to such shares, (iii) 242,899 shares of common stock issuable upon the conversion of 25,809 shares of Series A Preferred Stock issuable upon the exercise of 25,809 Prefunded Warrants held by certain accounts managed by Formidable Asset Management, LLC and (iv) 121,450 shares of common stock issuable upon the exercise of 121,450 Common Warrants held by certain accounts managed by Formidable Asset Management, LLC.
(11)	Based on Schedule 13G filed jointly by Heights Capital Management, Inc. and CVI Investments, Inc. with the SEC on November 5, 2025. Reflects 1,200,000 shares of common stock held by CVI Investments, Inc. Heights Capital Management, Inc., which serves as the investment manager to CVI Investments, Inc. and as such may exercise voting and dispositive power over the shares reported as beneficially owned by CVI Investments, Inc., may be deemed to be the beneficial owner of all shares owned by CVI Investments, Inc. Each of Heights Capital Management, Inc. and CVI Investments, Inc. disclaims any beneficial ownership of any such shares, except for their pecuniary interest therein. The principal business address for CVI Investments, Inc. is P.O. Box 309GT, Ugland House, South Church Street, George Town, Grand Cayman, KY1-1104, Cayman Islands.

Equity Compensation Plan Information

For equity compensation plan information, see “Equity Compensation Plan Information” in Part II, Item 5 of the Original Filing, which is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The following includes a summary of certain relationships and transactions since July 1, 2023 and any currently proposed transactions, to which we were or are to be a participant, in which (1) the amount involved exceeded or will exceed the lesser of (i) $120,000 or (ii) one percent (1%) of the average of our total assets for the last two completed fiscal years, and (2) any of our directors, executive officers or holders of more than five percent (5%) of our capital stock, or any affiliate or member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest other than compensation and other arrangements that are described under the section titled “Executive Compensation.”

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

Line of Credit Facility and Subordinated Unsecured Promissory Note

On November 2, 2023, we entered into a Credit Facility Agreement (the “Credit Facility”) with Cleveland Capital L.P. (“Cleveland” or the “Lender”), a related party due to equity ownership. The Credit Facility provides the Company with a line of credit of up to $2,000,000 for working capital purposes (“Subordinated LOC”). In connection with the Subordinated LOC, the Company issued a subordinated unsecured promissory note for $2,000,000 (the “Commitment Amount”) in favor of Cleveland (the “Revolving Note”).

Pursuant to the terms of the Credit Facility, Cleveland agreed to make loans (each such loan, an “Advance”) up to such Lender’s Commitment Amount to the Company from time to time, until July 31, 2027 (the “Due Date”). The Revolving Note accrues interest at Secured Overnight Financing Rate plus nine percent (9%) per annum on each Advance from and after the date of disbursement of such Advance. All indebtedness, obligations and liabilities of the Company to Cleveland are subject to the rights of GBC, pursuant to a Subordination Agreement dated on or about November 2, 2023, by and between Cleveland and GBC (the “Subordination Agreement”). Subject to the Subordination Agreement, the Company may, from time to time, prior to the Due Date, draw down, repay, and re-borrow on the Revolving Note, by giving notice to Cleveland of the amount to be requested to be drawn down. Subject to the Subordination Agreement, the Revolving Note is payable upon the earlier of (i) the Due Date or (ii) on occurrence of an event of Default (as defined in the Revolving Note).

As consideration of Cleveland’s commitment to provide the Advances to the Company, the Company issued Cleveland warrants to purchase 41,196 shares of common stock (the “Advance Warrants”) which rights are represented by a warrant certificate (“Warrant Certificate”). Subject to certain ownership limitations, the Advance Warrants are exercisable immediately from the date of issuance, expire on the five (5) year anniversary of the date of issuance and have an exercise price of $3.24 per share. The exercise price of the Advance Warrants is subject to certain adjustments, including stock dividends, stock splits, combinations and reclassifications of the common stock. In the event of a Triggering Event (as defined in the Warrant Certificate), the holder of the Advance Warrants will be entitled to exercise the Advance Warrants and receive the same amount and kind of securities, cash or property as such holder would have been entitled to receive upon the occurrence of such Triggering Event if such holder had exercised the rights represented by the Warrant Certificate immediately prior to the Triggering Event. Additionally, upon the holder’s request, the continuing or surviving corporation as a result of such Triggering Event will issue to such holder a new warrant of like tenor evidencing the right to purchase the adjusted amount of securities, cash or property and the adjusted warrant price. See Note 9 – Stockholders’ Equity (Deficit) in our audited consolidated financial statements included elsewhere in this prospectus.

On July 16, 2025, the Company and Cleveland entered into a First Amendment to the Subordinated Unsecured Promissory Note (“Note Amendment”). The Note Amendment amended the due date set forth in the Original Note issued by the Company to Cleveland in connection with the Subordinated LOC. Pursuant to the Note Amendment, the due date under the Original Note was changed from August 15, 2025 to September 30, 2025.

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

The closing of the Private Placement contemplated by the Amended and Restated Purchase Agreement occurred simultaneously on September 15, 2025 upon the satisfaction of certain customary conditions. As of the closing, there were no shares of Series A Preferred Stock issued or outstanding. The Company intends to use the net proceeds from the Private Placement for general corporate purposes and growth capital.

The Private Placement securities were offered to a small select group of accredited investors, as defined in Rule 501 of Regulation D, all of whom have a substantial pre-existing relationship with the Company. Certain affiliates of the Company participated in the Private Placement, among which included Krishna Vanka, our Chief Executive Officer and director, Kevin Royal, our Chief Financial Officer, Jeffrey Mason, our Chief Operating Officer, Dale Robinette, our director, Michael Johnson, our director, and Cleveland.

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

Each Common Warrant has an initial exercise price of $1.715, which is equal to the 20-day volume weighted average price (“VWAP”) per share of common stock immediately preceding the closing of the Private Placement (subject to adjustment therein), is exercisable immediately following issuance and has a term of five (5) years from the initial issuance date. The Common Warrant has a “cashless exercise” provision which provides that the Common Warrant can be exercised without further payment to the Company. The exercise price and the number of shares of common stock issuable upon exercise of each Common Warrant is subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock.

In addition, the Warrants may not be exercised in full and may not be exercised to the extent that immediately following such exercise, the holder would beneficially own greater than 4.99% or, at the election of the holder, greater than 9.99% of the Company’s outstanding common stock.

Registration Rights Agreement

In connection with the Amended and Restated Purchase Agreement, the Company agreed to enter into a registration rights agreement with the Purchasers, pursuant to which the Company agreed to prepare and file a registration statement with the SEC covering the resale of a number of shares of common stock underlying the Series A Preferred Stock and the Common Warrants issued pursuant to the Amended and Restated Purchase Agreement, and to use its commercially reasonable efforts to cause such registration statement to be declared effective by the SEC within seventy-five (75) days following the date of the registration statement. The Company filed the registration statement in October 2025, which became effective in November 2025.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditor for Fiscal Years 2025 and 2024

For the fiscal year ended June 30, 2024, the Company’s independent public accounting firm was Baker Tilly US, LLP (“Baker Tilly”). For the year ended June 30, 2025, the Company’s independent public accounting firm was Haskell & White LLP (“H&W”).

Fees Paid to Principal Independent Registered Public Accounting Firm

The aggregate fees billed by our Independent Registered Public Accounting Firms, for the fiscal years ended June 30, 2025 and 2024 are as follows:

	Fiscal 2025	Fiscal 2024
Audit fees(1)	303,000	833,000
Audit related fees(2)	—	—
Tax fees(3)	—	—
All other fees(4)	—	—
Total	303,000	833,000

(1)	Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and the review of our quarterly financial statements and those services normally provided in connection with statutory or regulatory filings or engagements including comfort letters, consents and other services related to SEC matters. This information is presented as of the latest practicable date for this annual report.
(2)	Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees.”
(3)	Neither Baker Tilly nor H&W provided us with tax compliance, tax advice or tax planning services.
(4)	All other fees include fees billed by our independent auditors for products or services other than as described in the immediately preceding three categories. No such fees were incurred during the fiscal years ended June 30, 2025 or 2024.

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

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

Reference is made to the Index to Financial Statements under Part II, Item 8 of the Original Filing.

Financial Statement Schedules

All schedules have been omitted because the required information is included in the financial statements or notes thereto or because they are not required.

Exhibits

The exhibits required by Item 601 of Regulation S-K are listed in subparagraph (b) below.

(b) The following exhibits are filed as part of this Report

Exhibit No.	Description
2.1	Securities Exchange Agreement dated May 18, 2012. Incorporated by reference to Exhibit 2.1 on Form 8-K filed with the SEC on May 24, 2012.
2.2	Amendment No. 1 to the Securities Exchange Agreement dated June 13, 2012. Incorporated by reference to Exhibit 2.2 on Form 8-K filed with the SEC on June 18, 2012.
3.1	Second Amended and Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 on Form 8-K filed with the SEC on September 15, 2025.
3.2	Amended and Restated Bylaws of Flux Power Holdings, Inc. Incorporated by reference to Exhibit 3.1 on Form 8-K filed with the SEC on May 31, 2012.
4(vi)**	Description of Securities. Incorporated by reference to Exhibit 4(vi) to Form 10-K filed with the SEC on September 17, 2025.
4.1	Form of Warrant. Incorporated by reference to Exhibit 4.1 on Form 8-K filed with the SEC on September 23, 2021.
4.2	Form of Warrant Certificate. Incorporated by reference to Exhibit 4.1 on Form 8-K filed with the SEC on May 13, 2022.
4.3	Warrant to Purchase Stock issued to Silicon Valley Bank, dated June 23, 2022. Incorporated by reference to Exhibit 4.1 on Form 8-K filed with the SEC on June 28, 2022.
4.4	Form of Warrant. Incorporated by reference to Exhibit 4.1 on Form 8-K filed with the SEC on November 3, 2023.
4.5	Form of Prefunded Warrant (PIPE). Incorporated by reference to Exhibit 4.1 on Form 8-K filed with the SEC on September 16, 2025.
4.6	Form of Common Warrant (PIPE). Incorporated by reference to Exhibit 4.2 on Form 8-K filed with the SEC on September 16, 2025.
10.1#	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on April 9, 2019.
10.2	Lease Agreement dated April 25, 2019. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on April 30, 2019.
10.3	First Amendment to Standard Industrial/Commercial Multi-Tenant Lease with Accutek dated March 1, 2020. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on March 5, 2020.
10.4	Form of Representative Warrant. Incorporated by reference to Exhibit 10.1 on Form 10-Q filed with the SEC on November 12, 2020.
10.5#	Flux Power Holdings, Inc. 2010 Stock Plan: Form of Stock Option Agreement. Incorporated by reference to Exhibit 10.6 on Form 8-K filed with the SEC on June 18, 2012.
10.6#	2014 Equity Incentive Plan. Incorporated by reference to Exhibit 10.23 on Form 10-Q filed with the SEC on May 15, 2015.
10.7#	Amendment to the Flux Power Holdings Inc. 2014 Equity Incentive Plan. Incorporated by reference to Exhibit 10.20 on Form 10-K filed with the SEC on September 27, 2018.
10.8#	Amendment No. 2 to the Flux Power Holdings Inc. 2014 Equity Incentive Plan Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on November 9, 2020.
10.9#	Form of Restricted Stock Unit Award Agreement. Incorporated by reference to Exhibit 10.2 on Form 8-K filed with the SEC on November 9, 2020.
10.10#	Form of Performance Restricted Stock Unit Award Agreement. Incorporated by reference to Exhibit 10.3 on Form 8-K filed with the SEC on November 9, 2020.
10.11#	Annual Cash Bonus Plan. Incorporated by reference to Exhibit 10.4 on Form 8-K filed with the SEC on November 9, 2020.
10.12#	Amended and Restated Employment Agreement by and between Flux Power Holdings, Inc. and Ronald F. Dutt. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on February 17, 2021.
10.13#	Employment Agreement by and between Flux Power Holdings, Inc. and Charles A. Scheiwe. Incorporated by reference to Exhibit 10.2 on Form 8-K filed with the SEC on February 17, 2021.

Exhibit No.	Description
10.14#	2021 Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on May 4, 2021.
10.15#	Form of Restricted Stock Unit Award Agreement - Non-Executive Director. Incorporated by reference to Exhibit 10.2 on Form 8-K filed with the SEC on May 4, 2021.
10.16#	Form of Performance Restricted Stock Unit Award. Incorporated by reference to Exhibit 10.3 on Form 8-K filed with the SEC on November 2, 2021.
10.17	Flux Power Holdings, Inc. 2023 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on April 21, 2023.
10.18	Loan and Security Agreement. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on August 3, 2023.
10.19	Intellectual Property Security Agreement. Incorporated by reference to Exhibit 10.2 on Form 8-K filed with the SEC on August 3, 2023.
10.20	Form of Revolving Note. Incorporated by reference to Exhibit 10.3 on Form 8-K filed with the SEC on August 3, 2023.
10.21	Amended and Restated Annual Bonus Plan. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on October 24, 2023.
10.22	Credit Facility Agreement dated November 2, 2023. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on November 3, 2023.
10.23	Form of Subordinated Unsecured Promissory Note (Cleveland). Incorporated by reference to Exhibit 10.2 on Form 8-K filed with the SEC on November 3, 2023.
10.24	Amendment No. 2 to Loan and Security Agreement (GBC). Incorporated by reference to Exhibit 10.1 on Form 8-K filed on February 1, 2024.
10.25#	Employment Agreement (Kevin S. Royal). Incorporated by reference to Exhibit 10.3 on Form 8-K filed on February 23, 2024.
10.26	Waiver Agreement dated May 8, 2024. Incorporated by reference to Exhibit 10.5 on Form 10-Q filed on May 13, 2024.
10.27	Amendment No. 3 to Loan and Security Agreement (GBC). Incorporated by reference to Exhibit 10.1 on Form 8-K filed on August 14, 2024.
10.28	Waiver to Loan and Security Agreement dated August 30, 2024. Incorporated by reference to Exhibit 10.30 on Form 10-K filed on January 29, 2025.
10.29	Waiver to Loan and Security Agreement dated January 17, 2025. Incorporated by reference to Exhibit 10.31 on Form 10-K filed on January 29, 2025.
10.30	Amendment No. 4 to Loan and Security Agreement (GBC). Incorporated by reference to Exhibit 10.1 on Form 8-K filed on January 28, 2025.
10.31#	Executive Employment Agreement with Krishna Vanka. Incorporated by reference to Exhibit 10.1 on Form 8-K filed on March 10, 2025.
10.32#	Amendment to the Amended and Restated Employment Agreement with Ronald F. Dutt. Incorporated by reference to Exhibit 10.2 on Form 8-K filed on March 10, 2025.
10.33#	Separation and Release Agreement with Ronald F. Dutt. Incorporated by reference to Exhibit 10.1 on Form 8-K filed on April 2, 2025.
10.34#	Flux Power Holdings, Inc. 2025 Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 on Form 8-K filed on May 30, 2025.
10.35	Form of Settlement Term Sheet. Incorporated by reference to Exhibit 99.1 on Form 8-K filed on July 16, 2025.
10.36	Amendment No. 5 to Loan and Security Agreement (GBC). Incorporated by reference to Exhibit 10.1 on Form 8-K filed on July 22, 2025.
10.37	First Amendment to Subordinated Unsecured Promissory Note. Incorporated by reference to Exhibit 10.2 on Form 8-K filed on July 22, 2025.
10.38	Amendment No. 6 to Loan and Security Agreement (GBC). Incorporated by reference to Exhibit 10.1 on Form 8-K filed on September 5, 2025.
10.39	Form of Amended and Restated Securities Purchase Agreement. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on September 16, 2025.
10.40	Form of Registration Rights Agreement. Incorporated by reference to Exhibit 10.2 on Form 8-K filed with the SEC on September 16, 2025.

Exhibit No.	Description
10.41	Form of Escrow Agreement. Incorporated by reference to Exhibit 10.3 on Form 8-K filed with the SEC on September 16, 2025.
10.42	Debt Satisfaction Agreement. Incorporated by reference to Exhibit 10.4 on Form 8-K filed with the SEC on September 16, 2025.
14.1	Code of Business Conduct and Ethics. Incorporated by reference to Exhibit 99.4 on Form 8-K filed with the SEC on July 2, 2019.
19.1	Insider Trading Compliance Program Policy. Incorporated by reference to Exhibit 19.1 to Form 10-K filed with the SEC on January 29, 2025.
21.1	Subsidiaries. Incorporated by reference to Exhibit 21.1 on Form 8-K filed with the SEC on June 18, 2012.
23.1**	Consent of Haskell & White LLP, Independent Registered Public Accounting Firm.
23.2**	Consent of Baker Tilly US, LLP, Independent Registered Public Accounting Firm.
31.1**	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act. Incorporated by reference to Exhibit 31.1 to Form 10-K filed with the SEC on September 17, 2025.
31.2**	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act. Incorporated by reference to Exhibit 31.2 to Form 10-K filed with the SEC on September 17, 2025.
31.3*	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.
31.4*	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.
32.1**	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.
32.2**	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.
97.1	Policy for the Recovery of Erroneously Awarded Compensation. Incorporated by reference to Exhibit 97.1 on Form 10-K filed on January 29, 2025.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File, formatted in Inline XBRL (included as Exhibit 101).

*	Filed herewith.
**	Filed or furnished with the Original Filing.
#	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Flux Power Holdings, Inc.

Dated: December 10, 2025	By:	/s/ Krishna Vanka
Krishna Vanka
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Kevin S. Royal
Kevin S. Royal
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Krishna Vanka	Director, Chief Executive Officer,	December 10, 2025
Krishna Vanka	President and Director (Principal Executive Officer)

/s/ Kevin S. Royal	Chief Financial Officer	December 10, 2025
Kevin S. Royal	(Principal Financial Officer)

/s/ Michael Johnson	Director	December 10, 2025
Michael Johnson

/s/ Mark Leposky	Director	December 10, 2025
Mark Leposky

/s/ Lisa Walters-Hoffert	Director	December 10, 2025
Lisa Walters-Hoffert

/s/ Dale Robinette	Director	December 10, 2025
Dale Robinette

