Form 10-Q
period 2025-12-31
Flux Power Holdings, Inc.
filed 2026-02-12
CIK 1083743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

Yes ☐ No ☒

The number of shares of registrant’s common stock outstanding as of February 9, 2026 was 21,340,135.

FLUX POWER HOLDINGS, INC.

FORM 10-Q

For the Quarterly Period Ended December 31, 2025

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Description of Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” below. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would,” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. You should read these factors and the other cautionary statements made in this report as being applicable to all related forward-looking statements. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements include, among other things, statements relating to:

●	our ability to comply with or amend the terms of our agreement with Gibraltar Business Capital, LLC (“GBC”) for our credit facility, which we have relied on historically and currently rely on to meet our anticipated capital resources and to fund our operations;

●	our ability to meet projected revenue targets and generate sufficient cash from operations;

●	our ability to remediate material weaknesses in our controls and procedures and also those identified in our internal control over financial reporting, or to accurately or timely report our financial condition or results of operations, which may adversely affect our business and stock price;

●	our ability to continue to meet the continued listing standards of the Nasdaq Stock Market;

●	our ability to secure sufficient funding to support our current and proposed operations;

●	our ability to manage our working capital requirements efficiently;

●	our ability to obtain the necessary funds from our credit facilities;

●	our ability to obtain raw materials and other supplies for our products at existing or competitive prices and on a timely basis;

●	our anticipated growth strategies and our ability to manage the expansion of our business operations effectively;

●	our ability to maintain or increase our market share in the competitive markets in which we do business;

●	our ability to grow our revenue, increase our gross profit margin and become a profitable business;

●	our ability to fulfill our backlog of open sales orders due to delays in the receipt of key component parts and other potential manufacturing disruptions;

●	our ability to keep up with rapidly changing technologies and evolving industry standards, including our ability to achieve technological advances;

●	our dependence on the growth in demand for our products;

●	our ability to compete with larger companies with far greater resources than us;

●	our ability to shift to new suppliers and incorporate new components into our products in a manner that is not disruptive to our business;

●	our ability to obtain and maintain UL Listings and OEM approvals for our energy storage solutions;

●	our ability to diversify our product offerings and capture new market opportunities;

●	our ability to source our needs for skilled labor, machinery, parts, and raw materials economically;

●	our ability to retain and/or successfully recruit key members of our senior management team;

●	our ability to diversify our customer base to reduce our current dependence on a few major customers;

●	our ability to continue as a going concern;

●	the impact of tariffs on our ability to cost-effectively source battery packs and materials used in our products; and

●	the expense, timing and outcome of legal proceedings relating to our accounting practices, financial disclosures and employment policies and practices, which includes, but are not limited to, a pending purported federal securities class action and stockholder derivative lawsuit, certain employment lawsuits and other legal and governmental proceedings, investigations and information requests that may be initiated or that may be asserted.

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

PART I - Financial Information

Item 1. Financial Statements

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2025	June 30, 2025
ASSETS

Current assets:
Cash	$928,000	$1,334,000
Accounts receivable, net of allowance for credit losses of $44,000 and $68,000 at December 31, 2025 and June 30, 2025, respectively	8,506,000	11,374,000
Inventories, net	15,705,000	17,231,000
Other current assets	2,486,000	1,865,000
Total current assets	27,625,000	31,804,000

Right of use assets, net	973,000	1,275,000
Property, plant and equipment, net	1,419,000	1,554,000
Other assets	95,000	119,000

Total assets	$30,112,000	$34,752,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$10,194,000	$16,295,000
Accrued expenses	6,019,000	7,058,000
Line of credit	4,740,000	13,627,000
Subordinated debt	–	1,000,000
Deferred revenue	141,000	459,000
Customer deposits	56,000	38,000
Finance leases payable, current portion	122,000	80,000
Office leases payable, current portion	814,000	815,000
Accrued interest	40,000	246,000
Total current liabilities	22,126,000	39,618,000

Long term liabilities:
Finance leases payable, less current portion	26,000	32,000
Office leases payable, less current portion	101,000	506,000
Deferred revenue, less current portion	323,000	–

Total liabilities	22,576,000	40,156,000

Commitments and contingencies (Note 9)

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 3,000,000 and 500,000 shares authorized at December 31, 2025 and June 30, 2025, respectively; none issued and outstanding	–	–
Common stock, $0.001 par value; 75,000,000 shares authorized; 21,340,135 and 16,835,698 shares issued and outstanding at December 31, 2025 and June 30, 2025, respectively	21,000	17,000
Additional paid-in capital	115,862,000	100,965,000
Accumulated deficit	(108,347,000)	(106,386,000)
Total stockholders’ equity (deficit)	7,536,000	(5,404,000)
Total liabilities and stockholders’ equity (deficit)	$30,112,000	$34,752,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2025	2024	2025	2024
Revenues	$14,121,000	$16,830,000	$27,296,000	$32,955,000
Cost of sales	9,226,000	11,367,000	18,636,000	22,274,000

Gross profit	4,895,000	5,463,000	8,660,000	10,681,000

Operating expenses:
Selling and administrative	3,564,000	5,985,000	8,470,000	11,100,000
Research and development	536,000	957,000	1,573,000	2,272,000
Total operating expenses	4,100,000	6,942,000	10,043,000	13,372,000

Operating income (loss)	795,000	(1,479,000)	(1,383,000)	(2,691,000)

Interest income (expense), net	(194,000)	(408,000)	(578,000)	(865,000)

Net income (loss)	$601,000	$(1,887,000)	$(1,961,000)	$(3,556,000)

Net income (loss) per share - basic	$0.03	$(0.11)	$(0.11)	$(0.21)
Net income (loss) per share - diluted	$0.03	$(0.11)	$(0.11)	$(0.21)

Weighted average number of common shares outstanding - basic	19,686,961	16,682,465	18,261,330	16,682,465
Weighted average number of common shares outstanding - diluted	22,858,593	16,682,465	18,261,330	16,682,465

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock
	Shares	Capital Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at June 30, 2025	16,835,698	$17,000	$100,965,000	$(106,386,000)	$(5,404,000)
Issuance of prefunded preferred stock warrants and common stock warrants under Private Placement, net of offering costs of $400,000	–	–	4,400,000	–	4,400,000
Issuance of common stock – ESPP	26,312	–	37,000	–	37,000
Stock-based compensation	–	–	209,000	–	209,000
Net loss	–	–	–	(2,562,000)	(2,562,000)
Balance at September 30, 2025	16,862,010	17,000	105,611,000	(108,948,000)	(3,320,000)
Issuance of common stock – public offering, net of offering costs of $1,280,000	4,416,000	4,000	9,756,000	–	9,760,000
Issuance of prefunded preferred stock warrants and common stock warrants under Private Placement, net of offering costs of $245,000	–	–	(45,000)	–	(45,000)
Issuance of common stock – exercised options	62,125	–	255,000	–	255,000
Stock-based compensation	–	–	285,000	–	285,000
Net income	–	–	–	601,000	601,000
Balance at December 31, 2025	21,340,135	$21,000	115,862,000	$(108,347,000)	$7,536,000

	Common Stock
	Shares	Capital Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at June 30, 2024	16,682,465	$17,000	$99,889,000	$(99,712,000)	$194,000
Stock-based compensation	–	–	347,000	–	347,000
Net loss	–	–	–	(1,669,000)	(1,669,000)
Balance at September 30, 2024	16,682,465	17,000	100,236,000	(101,381,000)	(1,128,000)
Stock-based compensation	–	–	278,000	–	278,000
Net loss	–	–	–	(1,887,000)	(1,887,000)
Balance at December 31, 2024	16,682,465	$17,000	$100,514,000	$(103,268,000)	$(2,737,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(1,961,000)	$(3,556,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	502,000	502,000
Stock-based compensation	494,000	625,000
Amortization of debt issuance costs	43,000	83,000
Non-cash lease expense	359,000	325,000
Inventory write downs	286,000	406,000
Changes in operating assets and liabilities:
Accounts receivable	2,868,000	1,189,000
Inventories	1,240,000	1,248,000
Other assets	(549,000)	24,000
Accounts payable	(6,101,000)	1,761,000
Accrued expenses	(1,039,000)	1,160,000
Accrued interest	(33,000)	44,000
Office leases payable	(406,000)	(357,000)
Deferred revenue	5,000	168,000
Customer deposits	18,000	152,000
Net cash provided by (used in) operating activities	(4,274,000)	3,774,000

Cash flows from investing activities:
Purchases of equipment	(285,000)	(317,000)
Net cash used in investing activities	(285,000)	(317,000)

Cash flows from financing activities:
Proceeds from issuance of prefunded preferred stock warrants and common stock warrants under Private Placement, net of offering costs of $645,000	3,182,000	–
Proceeds from issuance of common stock under public offering, net of offering costs of $1,280,000	9,760,000	–
Proceeds from stock option exercises and employee stock purchase plan purchases	292,000	–
Proceeds from subordinated debt borrowing	–	1,000,000
Proceeds from revolving line of credit	35,079,000	30,051,000
Payment of revolving line of credit	(43,966,000)	(34,192,000)
Cost to amend line of credit agreement	(113,000)	–
Payment of finance leases	(81,000)	(76,000)
Net cash provided by (used in) financing activities	4,153,000	(3,217,000)

Net change in cash	(406,000)	240,000
Cash, beginning of period	1,334,000	643,000

Cash, end of period	$928,000	$883,000

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Right-of-use asset recognition	$139,000	$–
Prefunded preferred stock warrants and common stock warrants issued under Private Placement in exchange for settlement of subordinated debt, including interest accrued	$1,173,000	$–

Supplemental Cash Flow Information:
Interest paid	$632,000	$684,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

(Unaudited)

NOTE 1 - NATURE OF BUSINESS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) applicable to interim reports of companies filing as a smaller reporting company, which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited financial statements and revenues and expenses during the periods reported. Management has considered the implications of ongoing global events and related economic impacts to the estimates and assumptions used in the preparation of the condensed consolidated financial statements. There is heightened volatility and uncertainty around tariff actions, supply chain performance and customer demand. However, the magnitude of such impact on the Company’s business and its duration is uncertain. The Company is not aware of any specific event or circumstance that would require an update to its estimates or adjustments to the carrying value of its assets and liabilities as of December 31, 2025 through the filing date of this quarterly report on Form 10-Q.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025, filed with the SEC on September 17, 2025. In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or any other future period. Certain notes to the financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements for the most recent fiscal year as reported in the Company’s Annual Report on Form 10-K have been omitted. The accompanying unaudited condensed consolidated balance sheet at June 30, 2025 has been derived from the audited balance sheet at June 30, 2025 contained in such Form 10-K.

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

Adopted Accounting Pronouncements

The Company did not adopt any new accounting pronouncements during the six months ended December 31, 2025.

Recently Issued Accounting Pronouncements

In December 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which improves the guidance in Topic 270 by improving the navigability of the required interim disclosures, clarifying when that guidance is applicable and providing additional guidance on what disclosures should be provided in interim reporting periods. The ASU adds to Topic 270 a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The ASU is effective for the Company’s fiscal year ending June 30, 2030 and interim periods within. Early adoption is permitted. The Company is evaluating the impact of the new standard.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which allows companies to elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The ASU is effective on a prospective basis for the Company’s fiscal year ending June 30, 2027 and interim periods within. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued. The Company is evaluating the impact of the new standard.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses, which requires additional disclosure of certain amounts included in the expense captions presented on the statement of operations, as well as disclosures about selling expenses. The ASU is effective on a prospective basis, with the option for retrospective application, for the company’s fiscal year ending June 30, 2028 and interim periods thereafter. Early adoption is permitted for annual financial statements that have not yet been issued. The Company is evaluating the disclosure requirements related to the new standard.

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

The Company imports a portion of its raw materials and components from countries that are subject to these import tariffs imposed by the U.S. government, in particular materials and components that are from China. While the Company has been able to offset some of the impact of enacted tariffs with supply chain adjustments, alternative manufacturing locations, cost reduction actions, and by increasing selling prices of its products, the Company believes that tariffs have negatively impacted its revenues, profitability and cash flows. Management continues to actively evaluate ways to mitigate the impacts of tariffs on business and financial results, however, due to the uncertainties pertaining to tariffs and tariff levels, it is difficult for the Company to reliably forecast the extent of the ongoing impact to its business or to its customers.

Trade-related disruptions can create further uncertainty and supply chain interruptions, which may result in last-minute procurement efforts at elevated cost. The Company is closely monitoring the fluid nature of proposed tariffs and any impact they may have on its operations and will continue to monitor macroeconomic conditions and evaluate the financial and operational impact of ongoing trade policy shifts. These risks could intensify depending on future developments and the Company is actively incorporating these considerations into its future operation planning, including assessing pricing actions, cost-control measures, and long-term sourcing strategies.

If tariffs escalate or global inflationary trends persist, the Company’s customers may face greater economic strain, which could in turn affect demand for its products. The Company remains focused on maintaining operational flexibility and adapting our supply chain to navigate these uncertainties and support long-term business performance. See “Risk Factors” under Part I, Item 1A of this Quarterly Report for additional information.

Net Income  (Loss) Per Common Share

Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period.

Diluted net income (loss) per common share is calculated using the weighted-average number of common shares outstanding during the period plus the potential effect of securities which are convertible into common shares, except in cases in which the effect would be anti-dilutive. The treasury stock method is used to calculate the dilutive effect of stock options, RSUs and common stock warrants. The as-converted method is used to calculate the dilutive effect of prefunded preferred stock warrants.

Following is a reconciliation of the numerator and denominator used in calculating basic and diluted net income (loss) per common share:

	Three months ended December 31,		Six months ended December 31,
	2025	2024	2025	2024
Numerator:
Net income (loss)	$601,000	$(1,887,000)	$(1,961,000)	$(3,556,000)

Denominator:
Basic weighted-average common shares outstanding	19,686,961	16,682,465	18,261,330	16,682,465
Effect of dilutive securities:
Stock options	7,085	–	–	–
RSUs	198,405	–	–	–
Common stock warrants	536,603	–	–	–
Prefunded preferred stock warrants	2,429,539	–	–	–
Diluted weighted-average common shares outstanding	22,858,593	16,682,465	18,261,330	16,682,465

Net income (loss) per common share:
Basic	$0.03	$(0.11)	$(0.11)	$(0.21)
Diluted	$0.03	$(0.11)	$(0.11)	$(0.21)

For the three months ended December 31, 2024 and for the six months ended December 31, 2025 and 2024, diluted net loss per common share is the same as basic net loss per common share as the inclusion of potentially dilutive securities would have been anti-dilutive.

Potentially dilutive securities excluded from the calculation of diluted weighted-average common shares outstanding were as follows:

	Three months ended December 31,		Six months ended December 31,
	2025	2024	2025	2024
Stock options	881,302	1,493,278	1,077,607	1,493,278
RSUs (1)	182,927	113,926	504,878	113,926
Common stock warrants	1,112,626	1,413,110	2,496,198	1,413,110
Prefunded preferred stock warrants	–	–	258,144	–

(1)	RSUs amounts presented include performance stock units that have not yet achieved performance goals.

Liquidity and Financial Condition

The accompanying unaudited condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Historically, the Company’s revenues and operating cash flows have not been sufficient to sustain its operations and the Company has relied on debt and equity financing, including the Public Offering (as defined below), for additional funds. The Company has incurred an accumulated deficit of $108.3 million through December 31, 2025, and for the six months ended December 31, 2025 incurred a net loss of $2.0 million and utilized $4.3 million in support of operating activities. As of December 31, 2025, the Company had a cash balance of $0.9 million and $11.3 million of available funding under the Gibraltar Business Capital (“GBC”) Credit Facility, subject to borrowing base limitations. The Company’s borrowing base changes as qualified collateral fluctuates and, therefore, available funding under the GBC Credit Facility could be substantially lower.

In addition, the Company’s ability to meet projected revenue targets and generate cash from operations has been impacted by delays in new orders for our energy storage solutions, reflecting corresponding deferrals of new forklift purchases by selected large customer fleets due to lower capital spending and interest rate variability, and more recently, global tariff uncertainties.

The Company imports a portion of its raw materials and components parts from other countries, including China. Recently, many of the countries where the Company sources raw materials and component parts have become subject to import tariffs upon entry into the United States. The selling prices of the Company’s finished products have been increased due to increased tariff levels in effect, which may have a negative impact on the Company’s revenues and cash flows.

The Company has implemented reductions in labor and overhead costs and has increased selling prices of energy storage solutions, however, management is evaluating strategies to further improve profitability of operations. Gross margin improvement tasks include but are not limited to a plan to drive bill of material costs down. The Company continues to execute cost reduction, sourcing and pricing recovery initiatives in efforts to increase gross margins and improve cash flow from operations.

During the six months ended December 31, 2025, the Company completed a Private Placement of prefunded preferred stock warrants and common stock warrants and raised $3.2 million in cash proceeds, net of offering costs. The Company also completed the Public Offering of its common stock and raised $9.8 million in cash proceeds, net of offering costs. See Note 8 – Stockholders’ Equity (Deficit) for additional information.

Management has evaluated the Company’s expected cash and working capital requirements, which include, but are not limited to, investments in additional sales and marketing, research and development and capital equipment, as well as the Company’s expected funding sources, which include, but are not limited to, the Company’s existing cash, forecasted gross margin and funding available under the GBC Credit Facility, subject to certain restrictions, covenants and borrowing base limitations. The Company’s borrowing base changes as qualified collateral fluctuates and, therefore, available funding under the GBC Credit Facility could be substantially lower.

While the Company is in compliance with debt covenants under the GBC Credit Facility as of December 31, 2025 and up through and including the date of filing of this Report on Form 10-Q, the Company expects to be subject to a compliance covenant breach under the GBC Credit Facility in late February 2026. Therefore, the Company will need to negotiate an amendment to the GBC Credit Facility in order to have the ability to draw funds under the facility. Because successful negotiation of an amendment cannot be guaranteed and the Company may lose access to the line of credit under the GBC Credit Facility after the covenant breach, substantial doubt exists about the Company’s ability to continue as a going concern over the 12 months following the filing date of this report on Form 10-Q.

NOTE 3 – INVENTORIES

Inventories consist of the following:

	December 31, 2025	June 30, 2025
Raw materials	$12,470,000	$13,471,000
Work in process	602,000	513,000
Finished goods	2,633,000	3,247,000
	$15,705,000	$17,231,000

NOTE 4 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	December 31, 2025	June 30, 2025
Lawsuit insurance receivable	$1,901,000	$1,486,000
Prepaid insurance	162,000	104,000
Prepaid expenses	86,000	17,000
Other	337,000	258,000
	$2,486,000	$1,865,000

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31, 2025	June 30, 2025
Warranty liability	$2,995,000	$3,377,000
Lawsuit settlements liability	2,175,000	2,175,000
Payroll and bonus accrual	389,000	1,024,000
PTO accrual	460,000	482,000
	$6,019,000	$7,058,000

NOTE 6 – NOTES PAYABLE

Revolving Line of Credit

Gibraltar Business Capital (“GBC”) Credit Facility

On July 28, 2023, the Company entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with GBC (the “GBC Credit Facility”). The Loan and Security Agreement provides the Company with a senior secured revolving loan facility for up to $15.0 million (the “Revolving Loan Commitment”). The revolving amount available under the GBC Credit Facility is equal to the lesser of the Revolving Loan Commitment and the borrowing base amount (as defined in the Agreement). The GBC Credit Facility is evidenced by a revolving note, which matures on July 28, 2025 (the “Maturity Date”), unless extended, modified or renewed (the “Revolving Note”). Provided that there is no event of default, the Maturity Date can automatically be extended for one (1) year period upon payment of a renewal fee for each such extension in the amount of three-quarters of one percent (0.75%) of the Revolving Loan Commitment, which fee will be due and payable on or before the applicable Maturity Date.

In addition, subject to conditions and terms set forth in the Loan and Security Agreement, the Company may request an increase in the Revolving Loan Commitment from time to time upon not less than 30 days’ notice to GBC which increase may be made at the sole discretion of GBC, as long as: (a) the requested increase is in a minimum amount of $1,000,000, and (b) the total increases do not exceed $5,000,000 and no more than five (5) increases are made. Outstanding principal under the GBC Credit Facility accrues interest at Secured Overnight Financing Rate (“SOFR”, as defined in the Agreement) plus five and one half of one percent (5.50%) per annum with such interest payment due monthly on the last day of the month. In the event of default, the amounts due under the Agreement bear interest at a rate per annum equal to three percent (3.0%) above the rate that is otherwise applicable to such amounts. The Company paid GBC a non-refundable closing fee for the GBC Credit Facility of $112,500 upon the execution of the Agreement. In addition, the Company is required to pay a monthly unused line fee equal to one-half of one percent (0.50%) per annum on the difference between the Revolving Loan Commitment and the average outstanding principal balance of the revolving loan(s) for such month. The obligations under the GBC Credit Facility may be prepaid in whole or in part at any time upon an exit fee of (a) two percent (2.00%) of the Revolving Loan Commitment if the obligations are paid in full during the first year after the closing date, or (b) one percent (1.00%) of the Revolving Loan Commitment if the obligations are paid in full one year after the closing date, provided, that, the exit fee will be waived if such prepayment occurs in connection with the refinancing of the obligations with Bank of America, N.A., as lender.

On November 2, 2023, the Company entered into Amendment No. 1 to the Loan and Security Agreement with GBC, which amended the definition of Subordinated Debt referenced in the Loan and Security Agreement as Subordinated Debt owed by the Company to Cleveland Capital L.P. (“Cleveland”) pursuant to that certain Subordinated Unsecured Promissory Note, dated as of November 1, 2023, in the aggregate principal amount of $2,000,000.

On January 30, 2024, the Company entered into Amendment No. 2 to the Loan and Security Agreement (the “Second Amendment”) with GBC, which amended certain terms of the Loan and Security Agreement, including but not limited to, (i) increasing the commitment amount from $15.0 million to $16.0 million, (ii) adding an additional non-refundable closing fee in the amount of $7,500 in cash for the increase in the commitment amount to $16 million, (iii) amending the definition of “Eligible Accounts;” and (iv) amending the EBITDA Minimum financial covenant of the Company. In consideration for the Second Amendment, the Company agreed to pay GBC a non-refundable amendment fee of $10,000 in cash, in addition to the $7,500 non-refundable closing fee paid.

In April 2024, the Company notified GBC of a certain event of default with respect to the Company’s anticipated failure to maintain the EBITDA covenant for the trailing three (3) month period ended April 30, 2024 (the “Default”). On May 8, 2024, the Company received a Waiver, which waived the Default, subject to satisfaction of certain conditions, which were met by the Company.

On May 31, 2024, the Company entered into Amendment No. 3 to the Loan and Security Agreement (the “Third Amendment”) with GBC which amended certain terms of the Loan and Security Agreement, including but not limited to amending the EBITDA Minimum financial covenant of the Company. In consideration for the Third Amendment, the Company agreed to pay GBC a non-refundable amendment fee of $50,000 in cash.

On August 30, 2024, GBC agreed to waive the Company’s non-compliance with, and the effects of its non-compliance under, various representations, financial covenants and non-financial covenants relating to our financial restatements.

The filing of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 with the SEC was due on September 30, 2024 but was not filed until January 29, 2025. The Company’s failure to file its Annual Report in a timely manner resulted in an event of default with respect to a covenant under the Loan and Security Agreement with GBC to timely deliver a copy of the Company’s annual audited financial statements. Additionally, the Company notified GBC that it appeared likely that as a result of the restatement it would fail to maintain the EBITDA covenant for the trailing three (3) month periods ended May 31, 2024 and July 31, 2024, or Default. On January 17, 2025, the Company received a waiver, which waived the Defaults, subject to satisfaction of various conditions, which were met.

On January 22, 2025, the Company entered into Amendment No. 4 to the Loan and Security Agreement (the “Fourth Amendment”) with GBC which amended certain terms of the Loan and Security Agreement, as amended, relating to the EBITDA Minimum financial covenant of the Company. In consideration for the Fourth Amendment, the Company agreed to pay GBC a non-refundable amendment fee of $50,000 in cash, as follows: (i) $25,000 paid on March 1, 2025, and (ii) $25,000 paid on April 1, 2025.

On July 16, 2025, the Company entered into Amendment No. 5 to the Loan and Security Agreement (the “Fifth Amendment”) with GBC which amended certain terms relating to the maturity date set forth under the Loan and Security Agreement, as amended. Pursuant to the Fifth Amendment, GBC and the Company agreed to amend the definition of the maturity date to August 31, 2025, unless otherwise extended pursuant to the terms of the Loan and Security Agreement, provided however, upon the occurrence of either (i) an extension of the due date of the Company’s Subordinated Unsecured Promissory Note, as amended, with Cleveland (“the Cleveland Note”) to a date no earlier than September 29, 2027, or (ii) the conversion of all of the outstanding obligations under the Cleveland Note into equity of the Company, the maturity date will automatically extend to July 31, 2027. See Note 7 – Related Party Debt Agreements for additional information pertaining to the Cleveland Note. In consideration for the Fifth Amendment, we agreed to pay GBC a non-refundable amendment fee of $112,500.

On September 4, 2025, the Company entered into Amendment No. 6 to the Loan and Security Agreement (the “Sixth Amendment”), with the effective date of August 31, 2025, which amended certain terms of the Loan Agreement, including (i) modifications to the EBITDA minimum financial covenant of the Company, and (ii) an extension of the maturity date from August 31, 2025 to September 15, 2025, subject to acceleration or further extension pursuant to the terms of the Loan Agreement. Upon the closing of the Private Placement on September 15, 2025, all the outstanding obligations under the Cleveland Note were applied in full towards satisfaction of the subscription by Cleveland in the Private Placement. Upon the conversion of all the outstanding obligations under the Cleveland Note into equity of the Company, the Maturity Date of the Loan and Security Agreement was automatically extended to July 31, 2027.

As a result of the aforementioned waivers and amendments, the Company expects that the revolving credit facility remains available subject to meeting certain lending criteria under the Loan and Security Agreement.

The loans and other obligations of the Company under the GBC Credit Facility are secured by substantially all of the tangible and intangible assets of the Company (including, without limitation, intellectual property) pursuant to the terms of the Loan and Security Agreement and the Intellectual Property Security Agreement entered into by and among the Company and GBC on July 28, 2023. During the six months ended December 31, 2025, the Company’s multiple drawdowns and repayments under the GBC Credit Facility resulted in a net $8.9 million repayment. As of December 31, 2025, the outstanding balance under the GBC Credit Facility was approximately $4.7 million, with up to $11.3 million available for future borrowings, subject to borrowing base limitations. The Company’s borrowing base changes as qualified collateral fluctuates and, therefore, available funding under the GBC Credit Facility could be substantially lower.

NOTE 7 - RELATED PARTY DEBT AGREEMENTS

Subordinated Line of Credit Facilities

Cleveland Capital, L.P. Credit Facility

On November 2, 2023, the Company entered into a Credit Facility Agreement (the “Credit Facility”) with Cleveland. The Credit Facility provides the Company with a line of credit of up to $2,000,000 for working capital purposes (“2023 Subordinated LOC”). In connection with the LOC, the Company issued a subordinated unsecured promissory note for $2,000,000 (the “Commitment Amount”) in favor of Cleveland (the “Note”).

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

As consideration of Cleveland’s commitment to provide the Advances to the Company, the Company issued Cleveland warrants to purchase 41,196 shares of common stock (the “Warrants”) which rights are represented by a warrant certificate (“Warrant Certificate”). Subject to certain ownership limitations, the Warrants are exercisable immediately from the date of issuance, expire on the five-year anniversary of the date of issuance and have an exercise price of $3.24 per share. The exercise price of the Warrants is subject to certain adjustments, including stock dividends, stock splits, combinations and reclassifications of the common stock. In the event of a Triggering Event (as defined in the Warrant Certificate), the holder of the Warrants will be entitled to exercise the Warrants and receive the same amount and kind of securities, cash or property as such holder would have been entitled to receive upon the occurrence of such Triggering Event if such holder had exercised the rights represented by the Warrant Certificate immediately prior to the Triggering Event. Additionally, upon the holder’s request, the continuing or surviving corporation as a result of such Triggering Event will issue to such holder a new warrant of like tenor evidencing the right to purchase the adjusted amount of securities, cash or property and the adjusted warrant price. (See Note 8 – Stockholders’ Equity (Deficit).

As of June 30, 2025, the outstanding balance under the Credit Facility was $1,000,000.

On September 15, 2025, concurrently with the closing of the $5.0 million private placement described in Note 8 – Stockholders Equity (Deficit), Cleveland purchased 89,323 Prefunded Preferred Stock Warrants and 420,335 Common Stock Warrants for approximately $1,730,000. This purchase was partially funded by the conversion of the carrying value of the outstanding principal and accrued interest of the Cleveland Credit Facility on September 14, 2025, of $1,173,000. Cleveland entered into a Debt Satisfaction Agreement with the Company (the “Debt Satisfaction Agreement”) pursuant to which Cleveland represented full payment and satisfaction of any and all obligations of the Company due to Cleveland under a Subordinated Unsecured Promissory Note dated November 2, 2023, as amended. Cleveland’s remaining amount due for the Prefunded Preferred Stock Warrants and Common Stock Warrants was paid in cash.

NOTE 8 – STOCKHOLDERS’ EQUITY (DEFICIT)

Under the Company’s Articles of Incorporation, amended on September 10, 2025, the Company is authorized to issue of up to 75,000,000 shares of common stock and 3,000,000 shares of preferred stock, of which 1,000,000 shares of preferred stock are designated for Series A Convertible Preferred Stock.

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

On September 15, 2025, the Company entered into an amended and restated securities purchase agreement (the “Amended and Restated Purchase Agreement”) with certain of the Initial Purchasers and certain additional investors (collectively, the “Purchasers”) pursuant to which, among other things, the Purchasers agreed to subscribe for and purchase, and the Company agreed to issue and sell to the Purchasers, an aggregate of 258,144 Prefunded Warrants and 1,214,766 Common Warrants at the aggregate Purchase Price of approximately $5.0 million (the “Private Placement”). This superseded the agreement discussed above. The Purchase Price was paid in cash or, in lieu of cash, cancellation of certain existing debt of the Company by Cleveland. See Note 7 – Related Party Debt Agreements for additional information.

The Securities were offered to a small select group of accredited investors, as defined in Rule 501 of Regulation D, all of whom have a substantial pre-existing relationship with the Company, including certain executives and affiliates of the Company.

The closing of the Private Placement contemplated by the Purchase Agreement occurred simultaneously on September 15, 2025 upon the satisfaction of certain customary conditions (the “Closing”). Proceeds received, net of offering costs of approximately $645,000, were approximately $4,355,000 including the exchange of $1,173,000 of outstanding debt. The Private Placement warrants are classified as equity. Accordingly, proceeds, net of offering costs, are included in additional paid-in capital on the Company’s unaudited condensed consolidated balance sheets.

Public Offering

On November 3, 2025, the Company completed an underwritten public offering (the “Public Offering”) of 3,840,000 shares of its common stock at a public offering price of $2.50 per share, before underwriting discounts and commissions. In addition, the Company granted the underwriter a 30-day option to purchase up to an additional 576,000 shares of common stock at the public offering price, less underwriting discounts and commissions, to cover over-allotments, which was subsequently exercised in full. The Company received net proceeds of approximately $9,760,000, after offering costs of approximately $1,280,000.

Nasdaq Stock Market Notices

On October 14, 2025, the Company received a notification (the “Notification”) from the Listing Qualifications Department (the “Staff”) of Nasdaq that the Company had regained compliance with Nasdaq’s continued listing rules because the Company met the requirement to have a market value of listed securities of at least $35 million (the “Market Equity Requirement”). Nasdaq requires that for continued listing on the Nasdaq Capital Market, the Company must continue to meet all the requirements set forth in Rule 5550(a) and at least one of the standards set forth in Rule 5550(b). The standards set forth in 5550(b) include (i) having a minimum of $2,500,000 in stockholders’ equity (the “Stockholders’ Equity Requirement”), (ii) the Market Equity Requirement, or (iii) net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the three most recently completed fiscal years (the “Net Income Requirement”). The Notification also provided that, for a period of one year, the Staff of Nasdaq will monitor the Company’s compliance with the continued listing requirements. If, during such one-year period, the Company fails to comply with Rule 5550(b), the Staff of Nasdaq will issue a delist determination letter and the Company will have an opportunity to request a new hearing.

As previously disclosed, on January 31, 2025 the Staff of Nasdaq notified the Company that it did not comply with the Stockholders’ Equity Requirement. On March 17, 2025, the Company filed its plan with Nasdaq to regain compliance with the Stockholders’ Equity Requirement, which included requesting an extension through July 30, 2025. On July 31, 2025, due to non-compliance with the Stockholders’ Equity Requirement, the Staff informed the Company that trading of the Company’s common stock would be suspended at the opening of business on August 11, 2025, unless the Company requested an appeal of the Staff’s determination to a Nasdaq Hearings Panel (the “Panel”). The Company requested an appeal hearing with the Panel and the Panel determined to grant the Company an exception to demonstrate compliance with the Stockholders’ Equity Requirement and granted the Company its request for continued listing, which extension was subject to, among other requirements, the Company demonstrating compliance with the Stockholder’s Equity Requirement on or before October 31, 2025. However, as disclosed above, the Company was able to comply with the Market Equity Requirement.

As of December 31, 2025, the Company also satisfies the Stockholder’s Equity Requirement, however, the Company can provide no assurances that it will be able to continue to comply with either the Market Equity Requirement or the Stockholder’s Equity Requirement. If the Company fails to comply with the Nasdaq continued listing requirements, the Company’s common stock will be subject to delisting by Nasdaq. In the event our common stock is delisted, our stock price and market liquidity of our stock will be adversely affected which will impact the ability of the Company’s stockholders to sell securities in the market. Further, delisting from Nasdaq could also have other negative effects, including potential loss of confidence by partners, lenders, suppliers and employees.

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

In September 2025 and in conjunction with the Private Placement, the Company issued Prefunded Preferred Warrants without expiration to purchase up to 258,144 shares of the Company’s Series A Preferred Stock at an exercise price of $0.001 per share and five-year common stock warrants to purchase up to 1,214,766 shares of the Company’s common stock at an exercise price of $1.715 per share.

Activity in the Company’s common stock warrants during the six months ended December 31, 2025 is reflected below:

	Number of Warrants	Weighted Average Exercise Price Per Warrant	Weighted Average Remaining Contract Term (# years)
Outstanding and exercisable at June 30, 2025	1,413,110	$6.14
Issued	1,214,766	1.72
Exercised	–	–
Expired and cancelled	(131,678)	4.80
Outstanding and exercisable at December 31, 2025	2,496,198	4.06	2.86

Activity in the Company’s common stock warrants during the six months ended December 31, 2024 is reflected below:

	Number of Warrants	Weighted Average Exercise Price Per Warrant
Outstanding and exercisable at June 30, 2024	1,413,110	$6.14
Issued	-	-
Exercised	-	-
Expired and cancelled	-	-
Outstanding and exercisable at December 31, 2024	1,413,110	6.14

The Company’s Prefunded Preferred Stock warrants do not expire. Activity during the six months ended December 31, 2025 is reflected below:

	Number of Warrants	Weighted Average Exercise Price Per Warrant
Outstanding and exercisable at June 30, 2025	–	$–
Issued	258,144	0.001
Exercised	–	–
Forfeited and cancelled	–	–
Outstanding and exercisable at December 31, 2025	258,144	0.001

Equity Award Plans

On February 17, 2015, the Company’s stockholders approved the 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan offered certain employees, directors, and consultants the opportunity to acquire the Company’s common stock subject to vesting requirements and served to encourage such persons to remain employed by the Company and to attract new employees. The 2014 Plan allowed for the award of the Company’s common stock and stock options, up to 1,000,000 shares of the Company’s common stock. In November 2024, the 2014 Plan expired pursuant to the terms of such plan and no shares of the Company’s common stock are available for future grants under the 2014 Plan.

On April 29, 2021, the Company’s stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan authorizes the issuance of awards for up to 2,000,000 shares of common stock in the form of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock units, restricted stock awards and unrestricted stock awards to officers, directors and employees of, and consultants and advisors to, the Company or its affiliates. As of December 31, 2025, 434,126 shares of the Company’s common stock were available for future grants under the 2021 Plan.

On May 28, 2025, the Company’s stockholders approved the 2025 Equity Incentive Plan (the “2025 Plan”). The 2025 Plan authorizes the issuance of awards for up to 1,000,000 shares of common stock in the form of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock units, restricted stock awards and unrestricted stock awards to officers, directors and employees of, and consultants and advisors to, the Company or its affiliates. As of December 31, 2025, 1,000,000 shares of the Company’s common stock were available for future grants under the 2025 Plan.

Stock Options

Activity in the Company’s stock options during the six months ended December 31, 2025 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)	Aggregate intrinsic Value	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2025	796,660	$4.10
Granted	536,239	1.88			$1.23
Exercised	(62,125)	4.10		$115,000
Forfeited and cancelled	(193,167)	3.89
Outstanding at December 31, 2025	1,077,607	3.03	8.05	–
Exercisable at December 31, 2025	424,574	4.01	6.56	–

Activity in the Company’s stock options during the six months ended December 31, 2024 and related balances outstanding as of that date are reflected below:

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

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options at the date of grant. Weighted average annualized percentages and expected term inputs used in Black-Scholes valuations during the periods listed below are:

	Six months ended December 31,
	2025	2024 (1)
Expected volatility	95.46%
Risk free interest rate	3.85%
Dividend yield	–%
Expected term (years)	5.87

(1)	No stock options were issued during the six months ended December 31 2024.

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

On August 1, 2025, a total of 121,951 time-based RSUs were granted by the Company’s Board of Directors under the 2021 Plan to the Company’s Chief Executive Officer (“CEO”). Also on August 1, 2025, a total of 182,927 PSUs were granted by the Company’s Board of Directors under the 2021 Plan to the Company’s CEO, of which 122,561 PSUs contained only performance conditions and 60,366 PSUs contained a market condition.

Activity in RSUs, including PSUs, during the six months ended December 31, 2025 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contract Term (# years)
Outstanding at June 30, 2025	200,000	$1.60
Granted	304,878	1.43
Vested and settled	–	–
Forfeited and cancelled	–	–
Outstanding at December 31, 2025	504,878	1.49	1.67

Activity in RSUs during the six months ended December 31, 2024 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2024	114,666	$5.56
Granted	–	–
Vested and settled	–	–
Forfeited and cancelled	(740)	5.75
Outstanding at December 31, 2024	113,926	5.56

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

Under the provisions of the 2023 ESPP, participants purchase common stock at 85% of the closing price of the Company’s common stock at the start or end of each six-month offering period, whichever is lower. On September 30, 2025, participants in the offering period ending September 30, 2025 purchased 26,312 shares of common stock at $1.39 per share. On March 31, 2025, participants in the offering period ending March 31, 2025 purchased 29,350 shares of common stock at $1.46 per share. On March 28, 2025, participants in the offering period ending September 30, 2024 purchased 20,987 shares of common stock at $2.58 per share. While the purchase price for the offering period ending September 30, 2024 under the 2023 ESPP had been established as of September 30, 2024, the Company was unable to issue shares of its common stock until it became current with its required SEC filings. On March 28, 2024, participants in the offering period ending March 28, 2024 purchased 37,543 shares of common stock at $2.80 per share. As of December 31, 2025, there were 225,808 shares of the Company’s common stock available for grant under the 2023 ESPP.

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

At December 31, 2025, none of the PSUs with only performance conditions were deemed to be probable of achievement and no related stock-based compensation has been recognized to date.

The following table summarizes SBC expense:

	Three months ended December 31,		Six months ended December 31,
	2025	2024	2025	2024
Selling and administrative	$264,000	$250,000	$474,000	$569,000
Research and development	21,000	28,000	20,000	56,000
Total stock-based compensation expense	$285,000	$278,000	$494,000	$625,000

At December 31, 2025, the unamortized SBC expense related to outstanding stock options was approximately $871,000, expected to be expensed over the weighted-average remaining recognition period 1.2 years.

At December 31, 2025, the unamortized SBC expense related to outstanding stock RSUs, including PSUs, was approximately $551,000, expected to be expensed over the weighted-average remaining recognition period of 1.2 years.

NOTE 9 – CONCENTRATIONS

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and unsecured trade accounts receivable. The Company maintains cash balances in non-interest-bearing bank deposit accounts at a California commercial bank. The Company’s cash balance at this institution is secured by the Federal Deposit Insurance Corporation up to $250,000. As of December 31, 2025 and June 30, 2025, the cash balance was approximately $928,000 and $1,334,000, respectively.

The Company has not experienced any losses in such accounts. Management believes that the Company is not exposed to any significant credit risk with respect to its cash.

Customer Concentrations

During the three months ended December 31, 2025, the Company had two major customers that each represented more than 10% of revenues on an individual basis and together represented approximately $11,038,000 or 78% of total revenues. During the six months ended December 31, 2025, the Company had two major customers that each represented more than 10% of revenues on an individual basis and together represented approximately $21,180,000 or 78% of total revenues.

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

During the three months ended December 31, 2025, the Company had one supplier that accounted for more than 10% of total purchases on an individual basis and represented approximately $4,184,000 or 34% of total purchases. During the six months ended December 31, 2025, the Company had one supplier that accounted for more than 10% of total purchases on an individual basis and represented approximately $4,839,000 or 21% of total purchases.

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

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

Following a mediation, on July 11, 2025, the parties entered into a settlement term sheet (the “Term Sheet”) to fully resolve the class action litigation. The settlement was subsequently memorialized in a definitive settlement agreement, executed on August 27, 2025, which was filed with the Court on August 28, 2025 in connection with an unopposed motion for preliminary approval of the settlement. On October 23, 2025, the Court held a preliminary hearing on plaintiff’s motion, but continued the hearing until December 4, 2025, pending certain supplemental submissions by the parties. Following the December 4, 2025 hearing, on December 10, 2025 the Court issued an order preliminarily approving the settlement and setting a final approval hearing for April 2, 2026.

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

Following a mediation, on July 11, 2025 the parties reached an agreement to resolve the derivative complaint in exchange for the Company implementing and maintaining certain corporate governance reforms and enhancements. In connection with the settlement, defendants agreed not to oppose a payment of attorneys’ fees and reimbursement of expenses for plaintiff’s counsel, and a service award for plaintiff in the total amount of $425,000, subject to Court approval. On August 13, 2025, plaintiff filed an unopposed motion for preliminary approval of the settlement. On October 23, 2025, the Court held a preliminary hearing on plaintiff’s motion, but continued the hearing until December 4, 2025, pending certain supplemental submissions by the parties. Following the December 4, 2025 hearing, on December 8, 2025 the Court issued an order preliminarily approving the settlement and setting a final approval hearing for April 2, 2026.

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

Total rent expense, including the Company’s portion of common area maintenance and other costs allocated between tenants, was approximately $224,000 and $451,000 for the three months and six months ended December 31, 2025, respectively, and $233,000 and $465,000 for the three and six months ended December 31, 2024, respectively.

Finance Leases

The Company has finance leases for certain vehicles and manufacturing equipment with initial terms of three to five years. In September 2025, a 36-month equipment lease was extended for an additional 12 months, resulting in a $66,000 increase to the right-of-use asset’s carrying value. In October 2025, a 36-month equipment lease was extended for an additional 12 months, resulting in a $73,000 increase to the right-of-use asset’s carrying value.

Lease costs are amortized on a straight-line basis over their respective lease terms. Amortization expense related to leased assets was approximately $41,000 and $79,000 for the three and six months ended December 31, 2025, respectively, and $39,000 and $77,000 for the three and six months ended December 31, 2024, respectively.

Interest expense on leased liabilities was approximately $3,000 and $5,000 for the three months and six months ended December 31, 2025, respectively. Interest expense on leased liabilities was approximately $5,000 and $10,000 for the three and six months ended December 31, 2024, respectively.

Future Minimum Lease Payments as of December 31, 2025 are as follows:

	Operating Leases	Finance Leases
Years ending June 30,
2026 (remaining six months)	$456,000	$80,000
2027	433,000	54,000
2028	64,000	21,000
Total future minimum lease payments	953,000	155,000
Less: discount	(38,000)	(7,000)
Total lease liability	915,000	148,000
Less: leases payable, current portion	(814,000)	(122,000)
Leases payable, noncurrent portion	$101,000	$26,000

NOTE 11 – SEGMENT INFORMATION

The Company has one business activity and derives its revenue from the design, development, manufacturing and sale of a portfolio of advanced lithium-ion energy storage solutions for electrification of a range of industrial commercial sectors which include material handling and airport GSE. Accordingly, the Company operates as a single operating and reporting segment. The Company’s chief operating decision maker (the “CODM”) is its Chief Executive Officer. The CODM reviews financial information including operating results and assets on a consolidated basis.

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

The table below is a summary of the segment profit or loss, including significant segment expenses, for the periods presented:

	Three months ended December 31,		Six months ended December 31,
	2025	2024	2025	2024
Revenues	$14,121,000	$16,830,000	$27,296,000	$32,955,000
Less:
Cost of sales	9,226,000	11,367,000	18,636,000	22,274,000
General and administrative	2,775,000	4,973,000	6,697,000	9,245,000
Selling and marketing	538,000	762,000	1,271,000	1,353,000
Research and development	536,000	957,000	1,573,000	2,272,000
Depreciation	251,000	250,000	502,000	502,000
Interest	194,000	408,000	578,000	865,000
Net income (loss)	$601,000	$(1,887,000)	$(1,961,000)	$(3,556,000)

Assets provided to the CODM are consistent with those reported on the consolidated balance sheets. All long-lived assets are held in the United States, and revenues and net losses are solely generated from operations in the United States.

NOTE 12 - SUBSEQUENT EVENTS

Management evaluated events subsequent to December 31, 2025 through the filing date of these unaudited condensed consolidated financial statements and concluded there are no material subsequent events to disclose.

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

Our long-term strategy is to meet the rapidly growing demand for lithium-ion energy solutions and to be the supplier of choice, targeting large companies having energy storage needs. We have established selling relationships with customers with large fleets of forklifts and GSE. We intend to reach this goal by investing in research and development to expand our product mix, by expanding our sales and marketing efforts, improving our customer support efforts and improving production efficiencies. Our research and development efforts will continue to focus on providing adaptable, reliable and cost-effective energy storage solutions for our customers. We have received two patents, with an additional patent pending, on advanced technology related to lithium-ion energy storage solutions. The technology behind these pending patents is designed to:

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

The following table summarizes the new orders, shipments, and backlog activities for the last six (6) fiscal quarters:

Fiscal Quarter Ended	Beginning Backlog	New Orders	Shipments	Ending Backlog
September 30, 2024	$17,867,000	$19,451,000	$16,125,000	$21,193,000
December 31, 2024	$21,193,000	$13,116,000	$16,830,000	$17,479,000
March 31, 2025	$17,479,000	$16,158,000	$16,742,000	$16,895,000
June 30, 2025	$16,895,000	$9,764,000	$16,737,000	$9,922,000
September 30, 2025	$9,922,000	$8,947,000	$13,175,000	$5,694,000
December 31, 2025	$5,694,000	$12,247,000	$14,121,000	$3,820,000

“Backlog” represents the amount of anticipated revenues, at a given point in time, we may recognize in the future from existing contractual orders with customers that are in progress and have not yet shipped. Backlog values may not be indicative of future operating results as orders may be cancelled, modified or otherwise altered by customers. In addition, our ability to realize revenue from our backlog will be dependent on the delivery of key parts from our suppliers and our ability to manufacture and ship our products to customers in a timely manner and otherwise fulfill our contractual obligations. There can be no assurance that outstanding customer orders will be fulfilled as expected and that our backlog will result in future revenues.

As of December 31, 2025, our order backlog was approximately $3.8 million. The decrease in part reflects certain significant customers reducing order patterns and other customers shifting to shorter order lead times in response to uncertainty over the economic impact of higher costs of global tariffs implemented by the U.S. government, as well as broader concerns over the economy and geopolitical uncertainty.

Business Updates

In the second half of fiscal 2025, we experienced a slow down in new orders for our energy storage solutions, reflecting corresponding deferrals of new forklift purchases by selected large customer fleets due to lower capital spending and interest rate variability, and more recently, global tariff uncertainties. While we have had very few cancellations of existing purchase orders, some customers have revised their order terms to fiscal 2026. In addition, customers are placing fewer new orders for fiscal 2026. Some customers have attributed lower capital spending to concerns over the economy and the uncertainty of higher interest rates, as well as broader geopolitical uncertainty. More recently, the economic impacts and costs of higher global tariffs implemented by the U.S. government have negatively impacted new purchase orders. The impact of order deferrals has required additional selling strategies to support our targeted sales trajectory, as well as a continued focus on cost controls and reduced spending.

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

We import a portion of our raw materials and components from countries that are subject to these import tariffs imposed by the U.S. government, in particular materials and components that are from China. While we have been able to offset some of the impact of enacted tariffs with supply chain adjustments, alternative manufacturing locations, cost reduction actions and by increasing selling prices of our products, we believe that tariffs have negatively impacted our revenues, profitability and cash flows. Management continues to actively evaluate ways to mitigate the impacts of tariffs on business and financial results, however, due to the uncertainties pertaining to tariffs and tariff levels, it is difficult for us to reliably forecast the extent of the ongoing impact to our business or to our customers.

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

Private Placement and Public Offering Fundraising

On September 15, 2025, we completed a Private Placement pursuant to which we sold 258,144 prefunded preferred stock warrants and 1,214,766 common warrants for approximately $4,355,000, net of offering costs of $645,000.

On November 3, 2025, we completed an underwritten public offering (the “Public Offering”) of 3,840,000 shares of our common stock at a public offering price of $2.50 per share, before underwriting discounts and commissions. In addition, we granted the underwriter a 30-day option to purchase up to an additional 576,000 shares of common stock at the public offering price, less underwriting discounts and commissions, to cover over-allotments, which was subsequently exercised in full. Net proceeds received were approximately $9,760,000, after offering costs of approximately $1,280,000.

See Note 8 – Stockholders’ Equity (Deficit) to the unaudited condensed consolidated financial statements for additional information pertaining to the Private Placement and Public Offering.

Nasdaq Stock Market Notices

The Nasdaq Stock Market LLC (“Nasdaq”) requires that for continued listing on the Nasdaq Capital Market, a company must continue to meet all the requirements set forth in Rule 5550(a) and at least one of the standards set forth in Rule 5550(b). The standards set forth in 5550(b) include (i) having a minimum of $2,500,000 in stockholders’ equity (the “Stockholders’ Equity Requirement”), (ii) a market value of listed securities of at least $35,000,000 (the “Market Equity Requirement”), or (iii) net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the three most recently completed fiscal years (the “Net Income Requirement”).

As previously disclosed, on January 31, 2025 the Listing Qualifications Department (the “Staff”) of Nasdaq notified us that we did not comply with the Stockholders’ Equity Requirement. On March 17, 2025, we filed our plan with Nasdaq to regain compliance with the Stockholders’ Equity Requirement, which included requesting an extension through July 30, 2025.

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

On October 14, 2025, we received a notification (the “Notification”) from the Staff of Nasdaq that we had regained compliance with Nasdaq’s continued listing rules because we met Market Equity Requirement. The Notification also provided that, for a period of one year, the Staff of Nasdaq will monitor our compliance with the continued listing requirements. If, during such one-year period, we fail to comply with Rule 5550(b), the Staff of Nasdaq will issue a delist determination letter and we will have an opportunity to request a new hearing.

As of December 31, 2025, we also satisfied the Stockholder’s Equity Requirement, however, we can provide no assurances that we will be able to continue to comply with either the Market Equity Requirement or the Stockholder’s Equity Requirement. If the Company fails to comply with the Nasdaq continued listing requirements, the Company’s common stock will be subject to delisting by Nasdaq. In the event our common stock is delisted, our stock price and market liquidity of our stock will be adversely affected which will impact the ability of the Company’s stockholders to sell securities in the market. Further, delisting from Nasdaq could also have other negative effects, including potential loss of confidence by partners, lenders, suppliers and employees.

Segment and Related Information

We operate as a single reportable segment.

Results of Operations and Financial Condition

The following table represents our unaudited condensed consolidated statement of operations for the three months ended December 31, 2025 and 2024.

	Three months ended December 31,
	2025		2024
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$14,121,000	100%	$16,830,000	100%
Cost of sales	9,226,000	65	11,367,000	68
Gross profit	4,895,000	35	5,463,000	32

Operating expenses:
Selling and administrative	3,564,000	25	5,985,000	35
Research and development	536,000	4	957,000	6
Total operating expenses	4,100,000	29	6,942,000	41

Operating Income (loss)	795,000	6	(1,479,000)	(8)

Interest income (expense), net	(194,000)	(2)	(408,000)	(3)

Net income (loss)	$601,000	4%	$(1,887,000)	(11)%

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

Revenues for the quarter ended December 31, 2025 were $14,121,000 compared to $16,830,000 for the quarter ended December 31, 2024. The decrease of $2,709,000, or 16%, was driven by a sales mix shift to lower-priced products and lower volume in the material handling market, partially offset by higher volumes in the ground support equipment market. The overall reduced volume can be attributed to business uncertainties affecting our customers, as discussed in “Business Updates” above.

Cost of Sales

Cost of sales for the quarter ended December 31, 2025 was 9,226,000, or 65% of revenues, compared to $11,367,000, or 68% of revenues, for the quarter ended December 31, 2024. The decrease in cost of sales as a percent of revenues was primarily due to lower warranty related costs, which were slightly offset by higher material costs resulting from import tariffs.

Gross Profit

Gross profit for the quarter ended December 31, 2025 was $4,895,000, or 35% of revenues, compared to $5,463,000, or 32% of revenues, for the quarter ended December 31, 2024. The 300-basis point increase in gross profit margin (gross profit as a percent of revenues) was primarily due to a sales mix shift to higher margin products within material handling and lower warranty related costs, while slightly offset by higher material costs resulting from import tariffs.

Selling and Administrative Expenses

Selling and administrative expenses for the quarter ended December 31, 2025 were $3,564,000 compared to $5,985,000 for the quarter ended December 31, 2024. The decrease of $2,421,000, or 40%, was primarily due to reductions in bonuses, executive severance, commission expenses, shipping expenses and professional fees, as the prior year included the cost of the multi-year restatement of previously filed financial statements.

Research and Development Expense

Research and development expenses for the quarter ended December 31, 2025 were $536,000 compared to $957,000 for the quarter ended December 31, 2024. The decrease of $421,000, or 44%, was primarily due to decreased headcount and a lower level of research and development project activity based upon business needs.

Interest Income (Expense), net

Interest income (expense), net for the quarter ended December 31, 2025 was $194,000 compared to $$408,000 for the quarter ended December 31, 2024. The decrease of $214,000, or 52%, was primarily due to lower average balances outstanding under our credit facilities during the quarter ended December 31, 2025 as compared to the same period a year ago.

Net Income (Loss)

Net income for the quarter ended December 31, 2025 was $601,000 compared to a net loss of $1,887,000 for the quarter ended December 31, 2024. The $2,488,000 improvement to net income from net loss was primarily driven by the decrease in operating expenses and lower interest expense, partially offset by the decrease in gross profit.

The following table represents our unaudited condensed consolidated statement of operations for the six months ended December 31, 2025 and 2024.

	Six months ended December 31,
	2025		2024
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$27,296,000	100%	$32,955,000	100%
Cost of sales	18,636,000	68	22,274,000	68
Gross profit	8,660,000	32	10,681,000	32

Operating expenses:
Selling and administrative	8,470,000	31	11,100,000	33
Research and development	1,573,000	6	2,272,000	7
Total operating expenses	10,043,000	37	13,372,000	40

Operating loss	(1,383,000)	(5)	(2,691,000)	(8)

Interest income (expense), net	(578,000)	(2)	(865,000)	(3)

Net loss	$(1,961,000)	(7)%	$(3,556,000)	(11)%

Revenues

Revenues for the six months ended December 31, 2025 were $27,296,000 compared to $32,955,000 for the six months ended December 31, 2024. The decrease of $5,659,000, or 17%, was mainly attributed to lower volumes and a sales mix shift to lower priced models in material handling.

Cost of Sales

Cost of sales for the six months ended December 31, 2025 was $18,836,000, or 68% of revenues, compared to $22,274,000, or 68%, of revenues, for the six months ended December 31, 2024. The decrease of $3,638,000 was mostly attributed to lower sales volume and lower warranty related costs. Cost of sales as a percent of revenues remained at 68% as higher per unit costs due to tariffs were offset by lower warranty related costs per unit.

Gross Profit

Gross profit for the six months ended December 31, 2025 was $8,660,000, or 32% of revenues, compared to $10,681,000 or 32% of revenues for the six months ended December 31, 2024 primarily due to lower sales volumes. Gross profit margin was unchanged year over year as a result of maintaining cost of sales at 68% of revenues.

Selling and Administrative Expenses

Selling and administrative expenses for the six months ended December 31, 2025 were $8,470,000 compared to $11,100,000 for the six months ended December 31, 2024. The decrease of $2,630,000, or 24%, was primarily due to reductions in bonuses, executive severance, commission expenses, shipping expenses and professional fees, as the prior year included the cost of the multi-year restatement of previously filed financial statements.

Research and Development Expense

Research and development expenses for the six months ended December 31, 2025 were $1,573,000 compared to $2,272,000 for the six months ended December 31, 2024. The decrease of $699,000, or 31%, was primarily due to decreased headcount and a lower level of research and development project activity based upon business needs.

Interest Income (Expense), net

Interest income (expense), net for the six months ended December 31, 2025 was $578,000 compared to $865,000 for the six months ended December 31, 2024. The decrease of $287,000, or 33%, was primarily due to lower average borrowings under our credit facilities during the six months ended December 31, 2025 as compared to the same period a year ago.

Net Loss

Net loss for the six months ended December 31, 2025, was $1,961,000 compared to $3,556,000 for the six months ended December 31, 2024. The decrease in net loss was primarily attributable to the decrease in operating expenses and interest, partially offset by the reduction in gross profit due to lower revenues.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA is calculated by taking net income (loss) and adding back the expenses related to interest, income taxes, depreciation, amortization and stock-based compensation, each of which has been calculated in accordance with GAAP. Additionally, costs to restate prior periods, as presented in our Annual Report on Form 10-K filed for the year ended June 30, 2024, and litigation resulting from such restatements are also added back. Adjusted EBITDA was a gain of $1,463,000 for the quarter ended December 31, 2025, an increase of $1,333,000 compared to $130,000 for the quarter ended December 31, 2024. Adjusted EBITDA was a gain of approximately $55,000 for the six months ended December 31, 2025, an improvement of $297,000 over a loss of $242,000 for the six months ended December 31, 2024.

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

A reconciliation of Adjusted EBITDA to net income (loss) is included in the table below:

	Three months ended December 31,		Six months ended December 31,
	2025	2024	2025	2024
Net income (loss)	$601,000	$(1,887,000)	$(1,961,000)	$(3,556,000)
Add/Subtract:
Interest, net	194,000	408,000	578,000	865,000
Income tax provision	-	-	-	-
Depreciation and amortization	251,000	250,000	502,000	502,000
EBITDA	1,046,000	(1,229,000)	(881,000)	(2,189,000)
Add/Subtract:
Restatement and related costs	132,000	1,081,000	442,000	1,322,000
Stock-based compensation	285,000	278,000	494,000	625,000
Adjusted EBITDA	$1,463,000	$130,000	$55,000	$(242,000)

Liquidity and Capital Resources

Overview

On September 15, 2025, we completed a Private Placement pursuant to which we sold 258,144 prefunded preferred stock warrants and 1,214,766 common warrants for approximately $4,355,000, net of offering costs of $645,000.

On November 3, 2025, we completed an underwritten public offering (the “Public Offering”) of 3,840,000 shares of our common stock at a public offering price of $2.50 per share, before underwriting discounts and commissions. In addition, we granted the underwriter a 30-day option to purchase up to an additional 576,000 shares of common stock at the public offering price, less underwriting discounts and commissions, to cover over-allotments, which was subsequently exercised in full. In total, proceeds received were approximately $9,760,000, net of offering costs of approximately $1,280,000.

See Note 8 – Stockholders’ Equity (Deficit) to the unaudited condensed consolidated financial statements for additional information pertaining to the Private Placement and Public Offering.

Management has evaluated our expected cash and working capital requirements, which include, but are not limited to, investments in additional sales and marketing, research and development and capital equipment, as well as our expected funding sources, which include, but are not limited to, our existing cash, forecasted gross margin and funding available under the GBC Credit Facility, subject to certain restrictions, covenants and borrowing base limitations. Our borrowing base changes as qualified collateral fluctuates and, therefore, available funding under the GBC Credit Facility could be substantially lower. While we are in compliance with debt covenants under the GBC Credit Facility as of December 31, 2025 and up through and including the date of filing of this Report on Form 10-Q, we expect to be subject to a compliance covenant breach under the GBC Credit Facility in late February 2026. Therefore, we will need to negotiate an amendment to the GBC Credit Facility in order to have the ability to draw funds under the facility. Because successful negotiation of an amendment cannot be guaranteed and we may lose access to the line of credit under the GBC Credit Facility after the covenant breach, substantial doubt exists about our ability to continue as a going concern over the 12 months following the filing date of this Quarterly Report on Form 10-Q. See “Future Liquidity Needs” below and Liquidity and Financial Condition in Note 2 – Summary of Significant Accounting Policies to the unaudited condensed consolidated financial statements for additional information.

Cash Flows

Cash Flow Summary

	Six months ended December 31,
	2025	2024
Net cash provided by (used in) operating activities	$(4,274,000)	$3,774,000
Net cash used in investing activities	(285,000)	(317,000)
Net cash provided by (used in) financing activities	4,153,000	(3,217,000)
Net change in cash	$(406,000)	$240,000

Operating Activities

Net cash used in operating activities was $4,274,000 for the six months ended December 31, 2025, which consisted of $1,961,000 net loss and $3,997,000 in changes in operating assets and liabilities, partially offset by $1,684,000 of non-cash operating costs. The primary changes in operating assets and liabilities were reductions in accounts receivable and inventories, partially offset by a decrease in accounts payable and accrued liabilities combined, office lease payments and an increase in other assets.

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

Investing Activities

Net cash used in investing activities for the six months ended December 31, 2025 was $285,000, which consisted primarily of equipment purchases.

Net cash used in investing activities for the six months ended December 31, 2024 was $317,000, which consisted primarily of equipment purchases.

Financing Activities

Net cash provided by financing activities for the six months ended December 31, 2025 was $4,153,000, which primarily consisted of $12,942,000 net cash proceeds from the Public Offering and the Private Placement, partially offset by $8,887,000 of net repayments under the working capital line of credit.

Net cash used in financing activities for the six months ended December 31, 2024 was $3,217,000, which primarily consisted of $4,141,000 in net repayments under the working capital line of credit, partially offset by $1,000,000 of subordinated debt borrowings.

Future Liquidity Needs

Historically, our revenues and operating cash flows have not been sufficient to sustain our operations and we have relied on debt and equity financing for additional funds. We have incurred an accumulated deficit of $108.3 million through December 31, 2025, and for the six months ended December 31, 2025 incurred a net loss of $2.0 million and utilized $4.3 million of cash in operating activities. As of December 31, 2025, we had a cash balance of $0.9 million and $11.3 million of available funding under the Gibraltar Business Capital (“GBC”) Credit Facility, subject to borrowing base limitations. Our borrowing base changes as qualified collateral fluctuates and, therefore, available funding under the GBC Credit Facility could be substantially lower.

In addition, our ability to meet projected revenue targets and generate cash from operations has been impacted by delays in new orders for our energy storage solutions, reflecting corresponding deferrals of new forklift purchases by selected large customer fleets due to lower capital spending and interest rate variability, and more recently, global tariff uncertainties.

We import a portion of our raw materials and components parts from other countries, including China. Recently, many of the countries where we source raw materials and component parts have become subject to import tariffs upon entry into the United States. The selling prices of our finished products have been increased due to increased tariff levels in effect, which may have a negative impact on our revenues and cash flows.

We have implemented reductions in labor and overhead costs and have increased selling prices of energy storage solutions, however, management is evaluating strategies to further improve profitability of operations. Gross margin improvement tasks include, but are not limited to, a plan to drive bill of material costs down. We continue to execute cost reduction, sourcing and pricing recovery initiatives in efforts to increase gross margins and improve cash flow from operations. Unforeseen factors beyond management’s control, including economic uncertainty and the impact of global tariff initiatives, could potentially have a negative impact on the gross margin improvement plan. Management is continuing to evaluate other sources of capital to fund its operations and growth. However, there can be no assurance that we will be able to realize our plans for improved operations.

Management has evaluated our expected cash and working capital requirements, which include, but are not limited to, investments in additional sales and marketing, research and development and capital equipment, as well as our expected funding sources, which include, but are not limited to, our existing cash, forecasted gross margin and funding available under the GBC Credit Facility, subject to certain restrictions, covenants and borrowing base limitations. While we are in compliance with debt covenants under the GBC Credit Facility as of December 31, 2025 and up through and including the date of filing of this Report on Form 10-Q, we expect to be subject to a compliance covenant breach under the GBC Credit Facility in late February 2026. Therefore, we will need to negotiate an amendment to the GBC Credit Facility in order to have the ability to draw funds under the facility. Because successful negotiation of an amendment cannot be guaranteed and we may lose access to the line of credit under the GBC Credit Facility after the covenant breach, substantial doubt exists about our ability to continue as a going concern over the 12 months following the filing date of this Quarterly Report on Form 10-Q.

Critical Accounting Policies

The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited financial statements and revenues and expenses during the periods reported. Management has considered the implications of ongoing global events and related economic impacts to the estimates and assumptions used in the preparation of the consolidated financial statements. There is heightened volatility and uncertainty around tariff actions, supply chain performance and customer demand. However, the magnitude of such impact on the Company’s business and its duration is uncertain. The Company is not aware of any specific event or circumstance that would require an update to its estimates or adjustments to the carrying value of its assets and liabilities as of December 31, 2025 through the filing date of this quarterly report on Form 10-Q. Actual results could differ from those estimates. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2025 filed with the SEC on September 17, 2025.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2025 because of the material weaknesses identified in our internal controls over financial reporting.

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

Under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and subsequent guidance prepared by the Commission specifically for smaller public companies as of December 31, 2025. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2025 due to previously identified material weaknesses resulting from having insufficient personnel resources with technical accounting expertise related to certain aspects of the financial reporting process and a lack of sufficiently designed controls that support an effective assessment of our internal controls relating to the prevention of fraud and possible management override of controls.

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

Change in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Following a mediation, on July 11, 2025, the parties entered into a settlement term sheet (the “Term Sheet”) to fully resolve the class action litigation. The settlement was subsequently memorialized in a definitive settlement agreement, executed on August 27, 2025, which was filed with the Court on August 28, 2025 in connection with an unopposed motion for preliminary approval of the settlement. On October 23, 2025, the Court held a preliminary hearing on plaintiff’s motion, but continued the hearing until December 4, 2025, pending certain supplemental submissions by the parties. Following the December 4, 2025 hearing, on December 10, 2025 the Court issued an order preliminarily approving the settlement and setting a final approval hearing for April 2, 2026.

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

Following a mediation, on July 11, 2025 the parties reached an agreement to resolve the derivative complaint in exchange for the Company implementing and maintaining certain corporate governance reforms and enhancements. In connection with the settlement, defendants agreed not to oppose a payment of attorneys’ fees and reimbursement of expenses for plaintiff’s counsel, and a service award for plaintiff in the total amount of $425,000, subject to Court approval. On August 13, 2025, plaintiff filed an unopposed motion for preliminary approval of the settlement. On October 23, 2025, the Court held a preliminary hearing on plaintiff’s motion, but continued the hearing until December 4, 2025, pending certain supplemental submissions by the parties. Following the December 4, 2025 hearing, on December 10, 2025 the Court issued an order preliminarily approving the settlement and setting a final approval hearing for April 2, 2026.

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

ITEM 1A - RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks set forth below and in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, filed with the SEC on September 17, 2025, before making an investment decision. If any of the risks actually occur, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should read the section captioned “Special Note Regarding Forward Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this report. There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, except that the following risk factor replaces the similarly titled risk factor contained in our Quarterly Report on Form 10-Q for the period ended September 30, 2025, filed with the SEC on November 13, 2025.

In the past we have not been in compliance with the continued listing requirements for The Nasdaq Capital Market. If we fail to meet the continued listing requirements, our Common Stock may be delisted, which could affect the market price of our Common Stock, negatively impact stockholders’ ability to sell shares and negatively impact our ability to access the capital markets.

On October 14, 2025, we received a notification (the “Notification”) from the Listing Qualifications Department (the “Staff”) of Nasdaq that we had regained compliance with Nasdaq’s continued listing rules because we met the requirement to have a market value of listed securities of at least $35,000,000 (the “Market Equity Requirement”). Nasdaq requires that for continued listing on the Nasdaq Capital Market, the Company must continue to meet all the requirements set forth in Rule 5550(a) and at least one of the standards set forth in Rule 5550(b). The standards set forth in 5550(b) include (i) having a minimum of $2,500,000 in stockholders’ equity (the “Stockholders’ Equity Requirement”), (ii) the Market Equity Requirement, or (iii) net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the three most recently completed fiscal years (the “Net Income Requirement”). The Notification also provided that, for a period of one year, the Staff of Nasdaq will monitor our compliance with the continued listing requirements. If, during such one-year period, we fail to comply with Rule 5550(b), the Staff of Nasdaq will issue a delist determination letter and we will have an opportunity to request a new hearing.

As previously disclosed, on January 31, 2025 the Staff of Nasdaq notified us that we did not comply with the Stockholders’ Equity Requirement. On March 17, 2025, we filed our plan with Nasdaq to regain compliance with the Stockholders’ Equity Requirement, which included requesting an extension through July 30, 2025. On July 31, 2025, due to non-compliance with the Stockholders’ Equity Requirement, the Staff informed us that trading of the Company’s common stock would be suspended at the opening of business on August 11, 2025, unless we requested an appeal of the Staff’s determination to a Nasdaq Hearings Panel (the “Panel”). We requested an appeal hearing with the Panel and the Panel determined to grant us an exception to demonstrate compliance with the Stockholders’ Equity Requirement and granted us our request for continued listing, which extension was subject to, among other requirements, the Company demonstrating compliance with the Stockholder’s Equity Requirement on or before October 31, 2025. However, as disclosed above, the Company was able to comply with the Market Equity Requirement.

As of December 31, 2025, we also satisfy the Stockholder’s Equity Requirement, however, we can provide no assurances that we will be able to continue to comply with either the Market Equity Requirement or the Stockholder’s Equity Requirement. If we fail to comply with the Nasdaq continued listing requirements, our common stock will be subject to delisting by Nasdaq. In the event our common stock is delisted, our stock price and market liquidity of our stock will be adversely affected, which will impact our ability to sell securities in the market. Further, delisting from Nasdaq could also have other negative effects, including potential loss of confidence by partners, lenders, suppliers and employees.

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

Flux Power Holdings, Inc.

Date: February 12, 2026	By:	/s/ Krishna Vanka
Krishna Vanka
Chief Executive Officer
(Principal Executive Officer)

Date: February 12, 2026	By:	/s/ Kevin S. Royal
Kevin S. Royal
Chief Financial Officer
(Principal Financial Officer)

Page 41