Form 10-Q
period 2026-03-31
Flux Power Holdings, Inc.
filed 2026-05-07
CIK 1083743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Yes ☐ No ☒

The number of shares of registrant’s common stock outstanding as of April 28, 2026 was 21,361,383.

FLUX POWER HOLDINGS, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2026

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

Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements include, among other things, statements relating to:

●	our ability to amend the terms of our agreement with Gibraltar Business Capital, LLC (“GBC”) and our continued access to our credit facility thereunder, which we have relied on historically and currently rely on to meet our anticipated capital resources and to fund our operations;

●	our ability to continue as a going concern;

●	our ability to meet projected revenue targets and generate sufficient cash from operations;

●	our ability to remediate material weaknesses in our controls and procedures and also those identified in our internal control over financial reporting, or to accurately or timely report our financial condition or results of operations, which may adversely affect our business and stock price;

●	our ability to continue to meet the continued listing standards of the Nasdaq Stock Market;

●	our ability to secure sufficient funding to support our current and proposed operations;

●	our ability to manage our working capital requirements efficiently;

●	our ability to obtain raw materials and other supplies for our products at existing or competitive prices and on a timely basis;

●	our anticipated growth strategies and our ability to manage the expansion of our business operations effectively;

●	our ability to maintain or increase our market share in the competitive markets in which we do business;

●	our ability to grow our revenue, increase our gross profit margin and become a profitable business;

●	our ability to fulfill our backlog of open sales orders due to delays in the receipt of key component parts and other potential manufacturing disruptions;

●	our ability to keep up with rapidly changing technologies and evolving industry standards, including our ability to achieve technological advances;

●	our dependence on the growth in demand for our products;

●	our ability to compete with larger companies with far greater resources than us;

●	our ability to shift to new suppliers and incorporate new components into our products in a manner that is not disruptive to our business;

●	our ability to obtain and maintain UL Listings and OEM approvals for our energy storage solutions;

●	our ability to diversify our product offerings and capture new market opportunities;

●	our ability to source our needs for skilled labor, machinery, parts, and raw materials economically;

●	our ability to retain and/or successfully recruit key members of our senior management team;

●	our ability to diversify our customer base to reduce our current dependence on a few major customers;

●	the impact of tariffs on our ability to cost-effectively source battery packs and materials used in our products; and

●	the expense, timing and outcome of legal proceedings relating to our accounting practices, financial disclosures and employment policies and practices, which includes, but are not limited to, a pending federal securities class action and stockholder derivative lawsuit, certain employment lawsuits and other legal and governmental proceedings, investigations and information requests that may be initiated or that may be asserted.

Also, forward-looking statements represent our estimates and assumptions only as of the date of this report. You should read this report and the documents that we reference, and file as exhibits to this report, completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

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

PART I - Financial Information

ITEM 1. FINANCIAL STATEMENTS

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	June 30,
	2026	2025
ASSETS

Current assets:
Cash	$372,000	$1,334,000
Accounts receivable, net of allowance for credit losses of $86,000 and $68,000 at March 31, 2026 and June 30, 2025, respectively	3,864,000	11,374,000
Inventories, net	16,656,000	17,231,000
Other current assets	2,539,000	1,865,000
Total current assets	23,431,000	31,804,000

Right of use assets, net	748,000	1,275,000
Property, plant and equipment, net	1,331,000	1,554,000
Other assets	92,000	119,000

Total assets	$25,602,000	$34,752,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$8,268,000	$16,295,000
Accrued expenses	5,637,000	7,058,000
Line of credit	5,722,000	13,627,000
Subordinated debt	-	1,000,000
Deferred revenue	142,000	459,000
Customer deposits	62,000	38,000
Finance leases payable, current portion	87,000	80,000
Office leases payable, current portion	621,000	815,000
Accrued interest	53,000	246,000
Total current liabilities	20,592,000	39,618,000

Long term liabilities:
Finance leases payable, less current portion	22,000	32,000
Office leases payable, less current portion	83,000	506,000
Deferred revenue, less current portion	292,000	-

Total liabilities	20,989,000	40,156,000
Commitments and contingencies (Note 11)
Stockholders’ equity (deficit):
Preferred stock, $.001 par value; 3,000,000 and 500,000 shares authorized at March 31, 2026 and June 30, 2025, respectively; none issued and outstanding	-	-
Common stock, $0.001 par value; 75,000,000 shares authorized; 21,361,383 and 16,835,698 issued and outstanding at March 31, 2026 and June 30, 2025, respectively	21,000	17,000
Additional paid-in capital	116,114,000	100,965,000
Accumulated deficit	(111,522,000)	(106,386,000)
Total stockholders’ equity (deficit)	4,613,000	(5,404,000)
Total liabilities and stockholders’ equity (deficit)	$25,602,000	$34,752,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERAITONS

(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2026	2025	2026	2025
Revenues	$6,588,000	$16,742,000	$33,884,000	$49,697,000
Cost of sales	4,788,000	11,455,000	23,424,000	33,729,000

Gross profit	1,800,000	5,287,000	10,460,000	15,968,000

Operating expenses:
Selling and administrative	4,168,000	5,717,000	12,638,000	16,817,000
Research and development	623,000	1,147,000	2,196,000	3,419,000
Total operating expenses	4,791,000	6,864,000	14,834,000	20,236,000

Operating loss	(2,991,000)	(1,577,000)	(4,374,000)	(4,268,000)

Interest expense, net	(184,000)	(362,000)	(762,000)	(1,227,000)

Net loss	$(3,175,000)	$(1,939,000)	$(5,136,000)	$(5,495,000)

Net loss per share - basic and diluted	$(0.15)	$(0.12)	$(0.27)	$(0.33)

Weighted average number of common shares outstanding - basic and diluted	21,340,371	16,684,320	19,289,746	16,683,074

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2025	16,835,698	$17,000	$100,965,000	$(106,386,000)	$(5,404,000)
Issuance of preferred stock warrants and common stock warrants under Private Placement, net of offering costs of $400,000	-	-	4,400,000	-	4,400,000
Issuance of common stock – ESPP	26,312	-	37,000	-	37,000
Stock-based compensation	-	-	209,000	-	209,000
Net loss	-	-	-	(2,562,000)	(2,562,000)
Balance at September 30, 2025	16,862,010	17,000	105,611,000	(108,948,000)	(3,320,000)
Issuance of common stock under Public Offering, net of offering costs of $1,280,000	4,416,000	4,000	9,756,000	-	9,760,000
Issuance of preferred stock warrants and common stock warrants under Private Placement, net of offering costs of $245,000	-	-	(45,000)	-	(45,000)
Issuance of common stock – exercised options	62,125	-	255,000	-	255,000
Stock-based compensation	-	-	285,000	-	285,000
Net income	-	-	-	601,000	601,000
Balance at December 31, 2025	21,340,135	21,000	115,862,000	(108,347,000)	7,536,000
Offering costs in connection with the issuance of preferred stock warrants and common stock warrants under Private Placement	-	-	(7,000)	-	(7,000)
Issuance of common stock - ESPP	21,248	-	19,000	-	19,000
Stock-based compensation	-	-	240,000	-	240,000
Net income	-	-	-	(3,175,000)	(3,175,000)
Balance at March 31, 2026	21,361,383	$21,000	$116,114,000	$(111,522,000)	$4,613,000

	Common Stock
	Shares	Capital Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at June 30, 2024	16,682,465	$17,000	$99,889,000	$(99,712,000)	$194,000
Stock-based compensation	-	-	347,000	-	347,000
Net loss	-	-	-	(1,669,000)	(1,669,000)
Balance at September 30, 2024	16,682,465	17,000	100,236,000	(101,381,000)	(1,128,000)
Stock-based compensation	-	-	278,000	-	278,000
Net loss	-	-	-	(1,887,000)	(1,887,000)
Balance at December 31, 2024	16,682,465	17,000	100,514,000	(103,268,000)	(2,737,000)
Issuance of common stock – exercised options	34,668	-	-	-	-
Issuance of common stock – ESPP	50,337	-	98,000	-	98,000
Stock-based compensation	-	-	206,000	-	206,000
Net loss	-	-	-	(1,939,000)	(1,939,000)
Balance at March 31, 2025	16,767,470	$17,000	$100,818,000	$(105,207,000)	$(4,372,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(5,136,000)	$(5,495,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	747,000	750,000
Stock-based compensation	734,000	831,000
Amortization of debt issuance costs	57,000	123,000
Allowance for credit losses	12,000	1,000
Non-cash lease expense	547,000	493,000
Inventory write downs	86,000	592,000
Changes in operating assets and liabilities:
Accounts receivable	7,498,000	(197,000)
Inventories	489,000	(48,000)
Other assets	(613,000)	259,000
Accounts payable	(8,027,000)	3,471,000
Accrued expenses	(1,421,000)	1,759,000
Accrued interest	(20,000)	68,000
Office leases payable	(617,000)	(543,000)
Deferred revenue	(25,000)	124,000
Customer deposits	24,000	20,000
Net cash (used in) provided by operating activities	(5,665,000)	2,208,000

Cash flows from investing activities:
Purchases of equipment	(405,000)	(498,000)
Net cash used in investing activities	(405,000)	(498,000)

Cash flows from financing activities:
Proceeds from issuance of preferred and common stock warrants under Private Placement	3,827,000	-
Offering costs for issuance of preferred and common stock warrants	(652,000)	-
Proceeds from issuance of common stock under Public Offering	11,040,000	-
Offering costs for issuance of common stock	(1,280,000)	-
Proceeds from subordinated debt borrowing	-	1,000,000
Proceeds from stock option exercises and employee stock purchase plan purchases	311,000	98,000
Proceeds from revolving line of credit	46,831,000	46,914,000
Payment of revolving line of credit	(54,736,000)	(49,744,000)
Cost to amend line of credit agreement	(113,000)	-
Payment of finance leases	(120,000)	(116,000)
Net cash provided by (used in) financing activities	5,108,000	(1,848,000)

Net change in cash	(962,000)	(138,000)
Cash, beginning of period	1,334,000	643,000

Cash, end of period	$372,000	$505,000

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Right-of-use asset recognition	$139,000	$-
Preferred and common stock warrants issued under Private Placement in exchange for settlement of subordinated debt, including interest accrued	$1,173,000	$-
Common stock issued for vested RSUs	$-	$65,000

Supplemental Cash Flow Information:
Interest paid	$766,000	$947,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

NOTE 1 - NATURE OF BUSINESS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) applicable to interim reports of companies filing as a smaller reporting company, which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited financial statements and revenues and expenses during the periods reported. Management has considered the implications of ongoing global events and related economic impacts to the estimates and assumptions used in the preparation of the condensed consolidated financial statements. There is heightened volatility and uncertainty around tariff actions, supply chain performance and customer demand. However, the magnitude of such impact on the Company’s business and its duration is uncertain. The Company is not aware of any specific event or circumstance that would require an update to its estimates or adjustments to the carrying value of its assets and liabilities as of March 31, 2026 through the filing date of this quarterly report on Form 10-Q.

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

Business Trends and Uncertainties

Since January 2025, the U.S. government has increased certain existing import tariffs and implemented new import tariffs across a wide range of countries at various rates, including on product imports from almost all countries, and individualized higher tariffs on certain countries, notably China. Some of these tariff announcements have since been followed by announcements of limited exemptions and temporary pauses and all have been affected by various circuit court decisions and a key decision by the U.S. Supreme Court, which invalidated certain tariffs. In response to the U.S. Supreme Court ruling, the Trump administration debuted a system for repaying importers for tariffs struck down by the U.S. Supreme Court while also announcing the implementation of new tariffs under an alternative statutory authority and indicating a desire to further increase such tariffs and to seek to extend such tariffs under other statutes. The full impact of the U.S. Supreme Court’s ruling and the administration’s response, including the timing and extent of any refunds and the impact of the new tariffs, remains uncertain.

The Company imports a portion of its raw materials and components from countries that are subject to import tariffs imposed by the U.S. government, in particular materials and components that are from China. While the Company has been able to offset some of the impact of enacted tariffs with supply chain adjustments, alternative manufacturing locations, cost reduction actions and by increasing selling prices of its products, the Company believes that tariffs have negatively impacted its revenues, profitability and cash flows. Management continues to actively evaluate ways to mitigate the impacts of tariffs on business and financial results, however, due to the uncertainties pertaining to tariffs and tariff levels, it is difficult for the Company to reliably forecast the extent of the ongoing impact to its business or to its customers.

Trade-related disruptions can create further uncertainty and supply chain interruptions, which may result in last-minute procurement efforts at elevated cost. The Company is closely monitoring the fluid nature of proposed tariffs and any impact they may have on its operations, and will continue to monitor macroeconomic conditions and evaluate the financial and operational impact of ongoing trade policy shifts. These risks could intensify depending on future developments, and the Company is actively incorporating these considerations into its future operation planning, including assessing pricing actions, cost-control measures, and long-term sourcing strategies.

If tariffs escalate or global inflationary trends persist, the Company’s customers may face greater economic strain, which could in turn affect demand for its products. The Company remains focused on maintaining operational flexibility and adapting its supply chain to navigate these uncertainties and support long-term business performance. See “Risk Factors” under Part I, Item 1A of this Quarterly Report for additional information.

Liquidity and Financial Condition

The accompanying unaudited condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Historically, the Company’s revenues and operating cash flows have not been sufficient to sustain its operations and the Company has relied on debt and equity financing, including the Public Offering (as described below), for additional funds. The Company has incurred an accumulated deficit of $111.5 million through March 31, 2026, and for the nine months ended March 31, 2026 incurred a net loss of $5.1 million and utilized $5.7 million in support of operating activities. As of March 31, 2026, the Company had a cash balance of $0.4 million and $10.3 million of available funding under the Gibraltar Business Capital (“GBC”) Credit Facility, subject to borrowing base limitations (See Note 6 – Line of Credit). The Company’s borrowing base changes as qualified collateral fluctuates and, therefore, available funding under the GBC Credit Facility (as defined below) could be substantially lower.

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

During the nine months ended March 31, 2026, the Company completed a Private Placement of Preferred Stock Warrants and Common Stock Warrants, and raised $3.2 million in cash proceeds, net of offering costs of $0.7 million and the cancellation of $1.2 million of outstanding debt. The Company also completed the Public Offering of its common stock and raised $9.8 million in cash proceeds, net of offering costs of $1.3 million. See Note 8 – Stockholders’ Equity (Deficit) for additional information.

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

As of March 31, 2026, the Company determined that the Company failed to comply with the minimum EBITDA financial covenant for the trailing three-month period ended March 31, 2026 under the GBC Credit Facility, which resulted in an “event of default” under the GBC Credit Facility. The Company is working with GBC to negotiate an amendment to the GBC Credit Facility or otherwise obtain a waiver from GBC. GBC has allowed the Company to continue to have access to its line of credit under the GBC Credit Facility while negotiations continue, however, GBC can choose to limit this access at any time until the Company can successfully negotiate an amendment to the GBC Credit Facility or obtain a waiver from GBC. While the Company has in the past successfully renegotiated the terms of the GBC Credit Facility, and is optimistic about its ability to do so again, there can be no assurances that the Company will be able to negotiate an amendment to the GBC Credit Facility or obtain a waiver from GBC on terms favorable to the Company or at all. In addition, upon the occurrence of an event of default under the GBC Credit Facility, GBC may, at its option, declare its commitments to the Company terminated and all of the Company’s obligations under the GBC Credit Facility immediately due and payable, all without demand, notice or further action of any kind required on the part of GBC, and/or exercise other remedies available to it, which include, among other things, its rights as a secured party under the GBC Credit Facility. Since GBC can choose to limit the Company’s access to its line of credit under the GBC Credit Facility at any time and successful negotiation of an amendment to the GBC Credit Facility or a waiver from GBC cannot be guaranteed, substantial doubt exists about the Company’s ability to continue as a going concern over the 12 months following the filing date of this report on Form 10-Q.

Nasdaq Stock Market Notices

As previously disclosed, on January 31, 2025 the Staff of Nasdaq notified the Company that it did not comply with the Stockholders’ Equity Requirement. On March 17, 2025, the Company filed its plan with Nasdaq to regain compliance with the Stockholders’ Equity Requirement, which included requesting an extension through July 30, 2025. On July 31, 2025, due to non-compliance with the Stockholders’ Equity Requirement, the Staff informed the Company that trading of the Company’s common stock would be suspended at the opening of business on August 11, 2025 unless the Company requested an appeal of the Staff’s determination to a Nasdaq Hearings Panel (the “Panel”). The Company requested an appeal hearing with the Panel and the Panel determined to grant the Company an exception to demonstrate compliance with the Stockholders’ Equity Requirement and furthermore granted the Company its request for continued listing, which extension was subject to, among other requirements, the Company demonstrating compliance with the Stockholder’s Equity Requirement on or before October 31, 2025.

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

As of March 31, 2026, the Company also satisfies the Stockholder’s Equity Requirement, however, the Company can provide no assurances that it will be able to continue to comply with either the Market Equity Requirement or the Stockholder’s Equity Requirement. If the Company fails to comply with the Nasdaq continued listing requirements, the Company’s common stock will be subject to delisting by Nasdaq. In the event our common stock is delisted, our stock price and market liquidity of our stock will be adversely affected which will impact the ability of the Company’s stockholders to sell securities in the market. Further, delisting from Nasdaq could also have other negative effects, including potential loss of confidence by partners, lenders, suppliers and employees.

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

Recently Issued Accounting Pronouncements

In December 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-12, Codification Improvements, which clarifies, corrects errors and makes minor improvements to Generally Accepted Accounting Principles. The amendments in the Update will not result in significant changes to the Company’s presentation of its financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which improves the guidance in Topic 270 by improving the navigability of the required interim disclosures, clarifying when that guidance is applicable and providing additional guidance on what disclosures should be provided in interim reporting periods. The ASU adds to Topic 270 a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The ASU is effective for the Company’s fiscal year ending June 30, 2030 and interim periods within. Early adoption is permitted. The Company is evaluating the impact of the new standard.

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

Recently Adopted Accounting Pronouncements

The Company did not adopt any new accounting pronouncements during the nine months ended March 31, 2026.

NOTE 3 – INVENTORIES

Inventories consist of the following:

	March 31, 2026	June 30, 2025
Raw materials	$12,535,000	$13,471,000
Work in process	591,000	513,000
Finished goods	3,530,000	3,247,000
Total inventory	$16,656,000	$17,231,000

NOTE 4 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	March 31, 2026	June 30, 2025
Lawsuit insurance receivable	$1,923,000	$1,486,000
Prepaid computer support service	151,000	111,000
Prepaid insurance	137,000	104,000
Prepaid advertising, promotion and trade show	79,000	5,000
Prepaid expenses	75,000	17,000
Prepaid professional and consulting	54,000	15,000
Other	120,000	127,000
Total other current assets	$2,539,000	$1,865,000

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31, 2026	June 30, 2025
Warranty liability	$2,833,000	$3,377,000
Lawsuit settlements liability	1,937,000	2,175,000
Payroll and bonus accrual	408,000	1,024,000
PTO accrual	459,000	482,000
Total accrued expenses	$5,637,000	$7,058,000

NOTE 6 – LINE OF CREDIT

Revolving Line of Credit - Gibraltar Business Capital Credit Facility

On July 28, 2023, the Company entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Gibraltar Business Capital (“GBC”) (the “GBC Credit Facility”). The Loan and Security Agreement provides the Company with a senior secured revolving loan facility for up to $15.0 million, which was increased by amendment, see below (the “Revolving Loan Commitment”). The revolving amount available under the GBC Credit Facility is equal to the lesser of the Revolving Loan Commitment and the borrowing base amount (as defined in the Loan and Security Agreement). The GBC Credit Facility is evidenced by a revolving note, which was to mature on July 28, 2025 (the “Maturity Date”), and was extended prior to maturity by amendment, see below (the “Revolving Note”). Concurrently, the Company entered into an Intellectual Property Security Agreement.

In addition, subject to conditions and terms set forth in the Loan and Security Agreement, the Company may request an increase in the Revolving Loan Commitment from time to time upon not less than 30 days’ notice to GBC which increase may be made at the sole discretion of GBC, as long as: (a) the requested increase is in a minimum amount of $1,000,000, and (b) the total increases do not exceed $5,000,000 and no more than five (5) increases are made. On January 30, 2024, the Company entered into Amendment No. 2 to the Loan and Security Agreement with GBC, pursuant to which, among other things, the Revolving Loan Commitment was increased to $16.0 million. Outstanding principal under the GBC Credit Facility accrues interest at Secured Overnight Financing Rate (“SOFR”, as defined in the Loan and Security Agreement) plus five and one half of one percent (5.50%) per annum with such interest payment due monthly on the last day of the month. In the event of default, the amounts due under the Loan and Security Agreement bear interest at a rate per annum equal to three percent (3.0%) above the rate that is otherwise applicable to such amounts. The Company paid GBC a non-refundable closing fee for the GBC Credit Facility of $112,500 upon the execution of the Loan and Security Agreement. In addition, the Company is required to pay a monthly unused line fee equal to one-half of one percent (0.50%) per annum on the difference between the Revolving Loan Commitment and the average outstanding principal balance of the revolving loan(s) for such month. The obligations under the GBC Credit Facility may be prepaid in whole or in part at any time upon an exit fee of (a) two percent (2.00%) of the Revolving Loan Commitment if the obligations are paid in full during the first year after the closing date, or (b) one percent (1.00%) of the Revolving Loan Commitment if the obligations are paid in full one year after the closing date, provided, that, the exit fee will be waived if such prepayment occurs in connection with the refinancing of the obligations with Bank of America, N.A., as lender.

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

On July 16, 2025, the Company entered into Amendment No. 5 to the Loan and Security Agreement (the “Fifth Amendment”) with GBC which amended certain terms relating to the maturity date set forth under the Loan and Security Agreement, as amended. Pursuant to the Fifth Amendment, GBC and the Company agreed to amend the of the maturity date to August 31, 2025, unless otherwise extended pursuant to the terms of the Loan and Security Agreement, provided however, upon the occurrence of either (i) an extension of the due date of the Cleveland Note to a date no earlier than September 29, 2027, or (ii) the conversion of all of the outstanding obligations under the Cleveland Note into equity of the Company, the maturity date will automatically extend to July 31, 2027. In consideration for the Fifth Amendment, the Company agreed to pay GBC a non-refundable amendment fee of $112,500.

On September 4, 2025, the Company entered into Amendment No. 6 to the Loan and Security Agreement (the “Sixth Amendment”), with the effective date of August 31, 2025, which amended certain terms of the Loan Agreement, including (i) modifications to the EBITDA minimum financial covenant of the Company, and (ii) an extension of the maturity date from August 31, 2025 to September 15, 2025, subject to acceleration or further extension pursuant to the terms of the Loan Agreement. Upon the closing of the Private Placement on September 15, 2025, all the outstanding obligations under the Cleveland Note were applied in full towards satisfaction of the subscription by Cleveland in the Private Placement. Upon the conversion of all the outstanding obligations under the Cleveland Note into equity of the Company, the Maturity Date of the Loan and Security Agreement was automatically extended to July 31, 2027 according to the Fifth Amendment.

The loans and other obligations of the Company under the GBC Credit Facility are secured by substantially all of the tangible and intangible assets of the Company (including, without limitation, intellectual property) pursuant to the terms of both the July 31, 2023 Loan and Security Agreement and the Intellectual Property Security Agreement. During the nine months ended March 31, 2026, the Company’s multiple drawdowns and repayments under the GBC Credit Facility resulted in a net $7.9 million repayment. As of March 31, 2026, the outstanding balance under the GBC Credit Facility was approximately $5.7 million, with up to $10.3 million available for future borrowings, subject to borrowing base limitations. The Company’s borrowing base changes as qualified collateral fluctuates and, therefore, available funding under the GBC Credit Facility could be substantially lower. Additionally, as discussed in Note 1, on March 31, 2026, the Company determined that the Company failed to comply with the minimum EBITDA financial covenant for the trailing three-month period ended March 31, 2026 under the GBC Credit Facility, which resulted in an “event of default” under the GBC Credit Facility. The Company is working with GBC to negotiate an amendment to the GBC Credit Facility or otherwise obtain a waiver from GBC. GBC has allowed the Company to continue to have access to its line of credit under the GBC Credit Facility while negotiations continue, however, GBC can choose to limit this access at any time until the Company can successfully negotiate an amendment to the GBC Credit Facility or obtain a waiver from GBC.

NOTE 7 - SUBORDINATED DEBT

Related Party Credit Facility - Cleveland Capital, L.P.

On November 2, 2023, the Company entered into a Credit Facility Agreement (the “Cleveland Credit Facility”) with Cleveland Capital, L.P. (“Cleveland”). The Cleveland Credit Facility provides the Company with a line of credit of up to $2,000,000 for working capital purposes and the Company issued a Subordinated Unsecured Promissory Note for $2,000,000 (the “Commitment Amount”) in favor of Cleveland (the “Cleveland Note”).

Pursuant to the terms of the Cleveland Credit Facility, Cleveland agreed to make loans (each such loan, an “Advance”) up to such Lender’s Commitment Amount to the Company from time to time, until August 15, 2025 (the “Due Date”). The Cleveland Note accrues interest at Secured Overnight Financing Rate plus nine percent (9%) per annum on each Advance from and after the date of disbursement of such Advance. All indebtedness, obligations and liabilities of the Company to Cleveland are subject to the rights of GBC, pursuant to a Subordination Agreement dated on or about November 2, 2023, by and between Cleveland and GBC (the “Subordination Agreement”). Subject to the Subordination Agreement, the Company may, from time to time, prior to the Due Date, draw down, repay, and re-borrow on the Cleveland Note, by giving notice to Cleveland of the amount to be requested to be drawn down. Subject to the Subordinated Unsecured Promissory Note, the Cleveland Note is payable upon the earlier of (i) the Due Date or (ii) on occurrence of an event of Default (as defined in the Cleveland Note).

As consideration of Cleveland’s commitment to provide the Advances to the Company, the Company issued 41,196 Common Stock Warrants to Cleveland (the “Cleveland Warrants”) which rights are represented by a warrant certificate (“Warrant Certificate”) entitling Cleveland to purchase 41,196 shares of common stock for an exercise price of $3.24 per share. Subject to certain ownership limitations, the Cleveland Warrants are exercisable immediately from the date of issuance~~,~~ and expire on the five-year anniversary of the date of issuance of November 2, 2023. The exercise price of the Cleveland Warrants is subject to certain adjustments, including stock dividends, stock splits, combinations and reclassifications of the common stock. In the event of a Triggering Event (as defined in the Warrant Certificate), the holder will be entitled to exercise and receive the same amount and kind of securities, cash or property as such holder would have been entitled to receive upon the occurrence of such Triggering Event if such holder had exercised the rights represented by the Warrant Certificate immediately prior to the Triggering Event. Additionally, upon the holder’s request, the continuing or surviving corporation as a result of such Triggering Event will issue to such holder a new warrant of like tenor evidencing the right to purchase the adjusted amount of securities, cash or property and the adjusted warrant price. (See Note 8 – Stockholders’ Equity (Deficit)).

On September 15, 2025, concurrent with the closing of the $5.0 million private placement described in Note 8 – Stockholders Equity (Deficit), Cleveland purchased 89,323 Preferred Stock Warrants and 420,335 Common Stock Warrants for approximately $1,730,000. This purchase was partially funded by the conversion of the carrying value of the outstanding principal and accrued interest of the Cleveland Credit Facility on September 14, 2025, of $1,173,000. Cleveland entered into a Debt Satisfaction Agreement with the Company pursuant to which Cleveland represented full payment and satisfaction of any and all obligations of the Company due to Cleveland under the Subordinated Unsecured Promissory Note dated November 2, 2023, as amended. Cleveland paid the remaining amount due under the placement of $557,000 in cash.

The outstanding balance of the Cleveland Credit Facility subordinated debt was none and $1,000,000 as of March 31, 2026 and June 30, 2025, respectively.

NOTE 8 – STOCKHOLDERS’ EQUITY (DEFICIT)

Under the Company’s Articles of Incorporation, amended on September 10, 2025, the Company is authorized to issue of up to 75,000,000 shares of common stock and 3,000,000 shares of preferred stock, of which 1,000,000 shares of preferred stock are designated for Series A Convertible Preferred Stock.

Private Placement

On July 18, 2025, the Company entered into a securities purchase agreement, which was amended and restated on September 15, 2025 (the “Amended and Restated Purchase Agreement”) with certain accredited investors (collectively, the “Purchasers”) pursuant to which, among other things, the Purchasers agreed to subscribe for and purchase, and the Company agreed to issue and sell to the Purchasers, an aggregate of 258,144 Preferred Stock Warrants and 1,214,766 Common Stock Warrants at the aggregate purchase price of approximately $5.0 million (the “Private Placement”). The purchase price was paid in cash or, in the case of purchaser Cleveland, cash and the cancellation of certain existing debt of the Company held by Cleveland. See Note 7 – Subordinated Debt for additional information.

The Securities were offered to a small select group of accredited investors, as defined in Rule 501 of Regulation D, all of whom have a substantial pre-existing relationship with the Company, including certain executives and affiliates of the Company.

The closing of the Private Placement contemplated by the Amended and Restated Purchase Agreement occurred simultaneously on September 15, 2025 upon the satisfaction of certain customary conditions. Proceeds received, net of offering costs of approximately $652,000, were approximately $4,348,000 consisting of $3,175,000 cash and the aforementioned cancellation of $1,173,000 of outstanding debt. The Private Placement Common Stock Warrants and Preferred Stock Warrants are classified as equity. Accordingly, proceeds, net of offering costs, are included in additional paid-in capital on the Company’s unaudited condensed consolidated balance sheets.

Public Offering

On November 3, 2025, the Company completed an underwritten public offering (the “Public Offering”) of 3,840,000 shares of its common stock at a public offering price of $2.50 per share, and the Company granted the underwriter a 30-day option to purchase up to an additional 576,000 shares of common stock at the public offering price, less underwriting discounts and commissions, to cover over-allotments, subsequently exercised in full. The Company received net proceeds of approximately $9,760,000, after offering costs of approximately $1,280,000.

Common Stock Warrants

In connection with the Company’s registered direct offering (“RDO”) in September 2021, the Company issued five-year Common Stock Warrants to the RDO investors to purchase up to 1,071,430 shares of the Company’s common stock at an exercise price of $7.00 per share and were estimated to have a fair value of approximately $3,874,000.

In May 2022 and in conjunction with entry into a credit facility with Silicon Valley Bank (“SVB”), since terminated, the Company issued five-year Common Stock Warrants to purchase up to 128,000 shares of the Company’s common stock at an exercise price of $2.53 per share and had a fair value of approximately $173,000. These SVB Common Stock Warrants were subsequently transferred to Cleveland and others.

In June 2022 and in conjunction with the entry into an amendment of the credit facility with SVB, the Company issued twelve-year Common Stock Warrants to purchase up to 40,806 shares of the Company’s common stock at an exercise price of $2.23 per share and had a fair value of approximately $80,000.

In November 2023 and in conjunction with the entry into the 2023 Subordinated LOC with Cleveland, the Company issued Common Stock Warrants to purchase up to 41,196 shares of the Company’s common stock at an exercise price of $3.24 per share with a fair value of approximately $92,000.

In September 2025 and in conjunction with the Private Placement, the Company issued Common Stock Warrants to purchase up to 1,214,766 shares of the Company’s common stock at an exercise price of $1.715 per share and exercisable for five years from date of issuance.

Activity in the Company’s Common Stock Warrants during the nine months ended March 31, 2026 is reflected below:

	Number of Common Stock Warrants	Weighted Average Exercise Price Per Warrant	Weighted Average Remaining Contract Term (years)
Outstanding and exercisable at June 30, 2025	1,413,110	$6.14	1.48
Issued	1,214,766	$1.72	4.46
Exercised	-
Expired and cancelled	(131,678)	$4.80
Outstanding and exercisable at March 31, 2026	2,496,198	$4.06	2.62

Activity in the Company’s Common Stock Warrants during the nine months ended March 31, 2025 is reflected below:

	Number of Common Stock Warrants	Weighted Average Exercise Price Per Warrant	Weighted Average Remaining Contract Term (years)
Outstanding and exercisable at June 30, 2024	1,413,110	$6.14	2.48
Issued	-
Exercised	-
Expired and cancelled	-
Outstanding and exercisable at March 31, 2025	1,413,110	$6.14	1.73

Preferred Stock Warrants

In September 2025 and in conjunction with the Private Placement, the Company issued Preferred Stock Warrants to purchase up to 258,144 shares of the Company’s Series A Preferred Stock at an exercise price of $0.001 per share which are then convertible to 2,429,523 shares of common stock, subject to certain adjustments. The Preferred Stock Warrants do not expire. Activity during the nine months ended March 31, 2026 is reflected below:

	Number of Preferred Warrants	Weighted Average Exercise Price per Warrant	Convertible to Common Shares	Weighted Average Remaining Contract Term (years)
Outstanding and exercisable at June 30, 2025	-
Issued	258,144	$0.001	2,429,523	N/A
Exercised	-
Expired and cancelled	-
Outstanding and exercisable at March 31, 2026	258,144	$0.001	2,429,523	N/A

Equity Award Plans

On February 17, 2015, the Company’s stockholders approved the 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan offered certain employees, directors, and consultants the opportunity to acquire the Company’s common stock subject to service vesting requirements to encourage such persons to remain employed by the Company and to attract new employees. The 2014 Plan allowed for the award of the Company’s common stock and stock options, representing up to 1,000,000 shares of the Company’s common stock. In November 2024, the 2014 Plan expired pursuant to its terms and no shares of the Company’s common stock remain available for future grants under the 2014 Plan.

On April 29, 2021, the Company’s stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan authorizes the issuance of awards for up to 2,000,000 shares of common stock in the form of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock units, restricted stock awards and unrestricted stock awards to officers, directors and employees of, and consultants and advisors to, the Company or its affiliates. As of March 31, 2026, 434,126 shares of the Company’s common stock were available for future grants under the 2021 Plan.

On May 28, 2025, the Company’s stockholders approved the 2025 Equity Incentive Plan (the “2025 Plan”). The 2025 Plan authorizes the issuance of awards for up to 1,000,000 shares of common stock in the form of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock units, restricted stock awards and unrestricted stock awards to officers, directors and employees of, and consultants and advisors to, the Company or its affiliates. As of March 31, 2026, 1,000,000 shares of the Company’s common stock were available for future grants under the 2025 Plan.

Stock Options

Activity in the Company’s stock options during the nine months ended March 31, 2026 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (years)	Aggregate intrinsic Value	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2025	796,660	$4.10			$3.08
Granted	536,239	$1.88			$1.23
Exercised	(62,125)	$4.10			$3.40
Forfeited and cancelled	(304,440)	$3.43		$115,095	$2.54
Outstanding at March 31, 2026	966,334	$3.08	6.75		$2.21
Exercisable at March 31, 2026	729,335	$3.47	6.23		$2.52

Activity in the Company’s stock options during the nine months ended March 31, 2025 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (years)	Aggregate intrinsic Value	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2024	1,605,060	$4.85
Granted	-
Exercised	-
Forfeited and cancelled	(387,535)	$3.39
Outstanding at March 31, 2025	1,217,525	$5.32	5.34
Exercisable at March 31, 2025	766,905	$6.39	3.60

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options at the date of grant. Weighted average annualized percentages and expected term inputs used in Black-Scholes valuations during the periods listed below are:

	Nine Months Ended March 31,
	2026	2025 (1)
Expected volatility	95.46%
Risk free interest rate	3.85%
Dividend yield	0%
Expected term (years)	5.87

(1)	No stock options were issued during the nine months ended March 31, 2025.

Restricted Stock Units and Performance Stock Units

The Company’s Equity Award Plans allows for grants of Restricted Stock Units (“RSUs”), which include performance-based stock units (“PSUs”). The awards are subject to the terms and conditions provided in (i) the Restricted Stock Unit Award Agreement for time-based awards, and (ii) the Performance Restricted Stock Unit Award Agreement for PSUs. Subject to vesting requirements set forth in the applicable RSU or PSU award agreement, one share of common stock is issuable for one vested RSU or PSU, as applicable. The fair value of time-based RSUs and PSUs without a market condition is the closing stock price of the Company’s common stock on the date of grant. The fair value of PSUs with market conditions is determined using the Monte Carlo valuation method.

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

Activity in RSUs, including PSUs, during the nine months ended March 31, 2026 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contract Term (years)
Outstanding at June 30, 2025	200,000	$1.60	0.91
Granted	304,878	$1.43	0.16
Vested and settled	-
Forfeited and cancelled	-
Outstanding at March 31, 2026	504,878	$1.50	1.44

Activity in RSUs during the nine months ended March 31, 2025 and related balances outstanding as of that date are reflected below:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contract Term (years)
Outstanding at June 30, 2024	114,666	$5.56
Granted	-
Vested and settled	(34,668)	$7.30
Forfeited and cancelled	(11,770)	$8.00
Outstanding at March 31, 2025	68,228	$4.25	0.05

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

Under the provisions of the 2023 ESPP, participants purchase common stock at 85% of the closing price of the Company’s common stock at the start or end of each six-month offering period, whichever is lower. Common stock purchases under the 2023 ESPP are reflected below:

	Common Stock	Price per Share
Shares authorized under the 2023 ESPP	350,000

Purchase - March 28, 2024	37,543	$2.80
Purchase - September 30, 2024	20,987	$2.58
Purchase - March 31, 2025	29,350	$1.46
Purchase - September 30, 2025	26,312	$1.39
Purchase - March 31, 2026	21,248	$0.91

Available under the 2023 ESPP as of March 31, 2026	214,560

Stock-based Compensation Expense

Stock-based compensation (“SBC”) expense represents the estimated fair value of stock options, RSUs, PSUs and ESPP shares at the beginning of each offering period, amortized under the straight-line method over the requisite service period and reduced for estimated forfeitures. For PSUs with only performance conditions, recognition of SBC expense is delayed until the performance-based vesting conditions are deemed probable of being achieved, at which time the unrecognized SBC to date is recognized. For PSUs with market conditions, SBC expense is recognized beginning on the date of grant over the requisite service period regardless of whether the market condition is ultimately satisfied.

At March 31, 2026, none of the PSUs with performance only conditions were deemed to be probable of achievement and no related stock-based compensation has been recognized to date. The following table summarizes SBC expense:

	Three months ended March 31,		Nine months ended March 31,
	2026	2025	2026	2025
Selling and administrative	$220,000	$161,000	$694,000	$730,000
Research and development	20,000	45,000	40,000	101,000
Total stock-based compensation expense	$240,000	$206,000	$734,000	$831,000

At March 31, 2026, the unamortized SBC expense related to outstanding stock options and RSUs was approximately $1,075,000 and $459,000, respectively, expected to be expensed over the weighted-average remaining recognition period 1.33 years and one year, respectively.

At March 31, 2025, the unamortized SBC expense related to outstanding stock options and RSUs was approximately $927,000 and $17,000, respectively, expected to be expensed over the weighted-average remaining recognition period of 1.22 years and one month, respectively.

NOTE 9 – NET LOSS PER SHARE

Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period.

For the three and nine months ended March 31, 2026 and 2025, diluted net loss per common share is the same as basic net loss per common share as the inclusion of potentially dilutive securities would have been anti-dilutive. Potentially dilutive securities excluded from the calculation of diluted weighted-average common shares outstanding were as follows:

	Three months ended March 31,		Nine months ended March 31,
	2026	2025	2026	2025
Stock options	966,424	1,217,525	998,679	1,411,711
RSUs(1)	514,878	-	479,253	76,754
Common Stock Warrants convertible to common stock	2,496,198	1,413,110	2,159,256	1,413,110
Preferred Stock Warrants convertible to common stock	2,429,523	-	1,755,641	-
Total potentially dilutive securities	6,407,023	2,630,635	5,392,829	2,698,863

(1)	RSUs presented include performance stock units with goals that management determined are not probable to be achieved.

NOTE 10 – CONCENTRATIONS

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and unsecured trade accounts receivable. The Company maintains cash balances in non-interest-bearing bank deposit accounts at a California commercial bank. The Company’s cash balance at this institution is secured by the Federal Deposit Insurance Corporation up to $250,000. As of March 31, 2026 and June 30, 2025, the cash balance was approximately $372,000 and $1,334,000, respectively.

The Company has not experienced any losses in such accounts. Management believes that the Company is not exposed to any significant credit risk with respect to its cash.

Customer Concentrations

During the three months ended March 31, 2026, the Company had four major customers that each represented more than 10% of revenues on an individual basis and together represented approximately $5,920,000 or 90% of total revenues. During the nine months ended March 31, 2026, the Company had two major customers that each represented more than 10% of revenues on an individual basis and together represented approximately $24,614,000 or 73% of total revenues.

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

During the three months ended March 31, 2026, the Company had one supplier that accounted for more than 10% of total purchases on an individual basis and represented approximately $2,123,000 or 28% of total purchases. During the nine months ended March 31, 2026, the Company had one supplier that accounted for more than 10% of total purchases on an individual basis and represented approximately $6,963,000 or 23% of total purchases.

During the three months ended March 31, 2025, the Company had one supplier that accounted for more than 10% of total purchases on an individual basis and represented approximately $5,413,000 or 34% of total purchases. During the nine months ended March 31, 2025, the Company had one supplier that accounted for more than 10% of total purchases on an individual basis and represented approximately $12,931,000 or 30% of total purchases.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

The plaintiff’s Class Action lawsuit and Plaintiff’s PAGA lawsuit have now been consolidated by the Court. Plaintiff has refused to dismiss his Class Action claims or submit his individual claims, including his individual PAGA claims, to binding arbitration. Accordingly, at the January 24, 2025 Case Management Conference in this matter, the Court authorized the Company to proceed with the filing of a Motion to Compel Arbitration. The Motion to Compel Arbitration was granted and arbitration was scheduled for March 26, 2026 wherein the parties agreed to a settlement of $164,000.

Final settlement is subject to, among other things, court approval of such agreement. If the settlement does not obtain approval, the parties agree that the settlement class will be decertified without prejudice, and that all the parties will revert to their pre-settlement positions.

Lease~~s~~ Obligations

Future Minimum Lease Payments as of March 31, 2026 are as follows:

	Operating Leases	Finance Leases
Fiscal years ending June 30,
2026 (remaining three months)	$228,000	$40,000
2027	433,000	54,000
2028	64,000	21,000
Total future minimum lease payments	725,000	115,000
Less: discount	(21,000)	(6,000)
Total lease liability	704,000	109,000
Less: leases payable, current portion	(621,000)	(87,000)
Leases payable, noncurrent portion	$83,000	$22,000

Operating Leases

The Company has operating leases for industrial and commercial buildings and facilities with initial terms of five to seven years, expiring between November 2026 and April 2028, some of which include options to extend the leases. The Company’s operating leases have stated lease payments, which may include fixed rental increases.

Total rent expense, including the Company’s portion of common area maintenance and other costs allocated between tenants, was approximately $228,000 and $679,000 for the three months and nine months ended March 31, 2026, respectively, and $232,000 and $697,000 for the three and nine months ended March 31, 2025, respectively.

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

Lease costs are amortized on a straight-line basis over their respective lease terms. Amortization expense related to leased assets was approximately $38,000 and $117,000 for the three and nine months ended March 31, 2026, respectively, and $38,000 and $117,000 for the three and nine months ended March 31, 2025, respectively.

Interest expense on leased liabilities was approximately $3,000 and $8,000 for the three months and nine months ended March 31, 2026, respectively. Interest expense on leased liabilities was approximately $4,000 and $14,000 for the three and nine months ended March 31, 2025, respectively.

NOTE 12 – SEGMENT INFORMATION

The Company has one business activity and derives its revenue from the design, development, manufacturing and sale of a portfolio of advanced lithium-ion energy storage solutions for electrification of a range of industrial commercial sectors which include material handling and airport ground support equipment. Accordingly, the Company operates as a single operating and reporting segment. The Company’s chief operating decision maker (the “CODM”) is its Chief Executive Officer. The CODM reviews financial information including operating results and assets on a consolidated basis.

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

The table below is a summary of the segment profit or loss, including significant segment expenses, for the periods presented:

	Three months ended March 31,		Nine months ended March 31,
	2026	2025	2026	2025
Revenues	$6,588,000	$16,742,000	$33,884,000	$49,697,000
Less:
Cost of sales	4,788,000	11,455,000	23,424,000	33,729,000
General and administrative	3,158,000	4,577,000	9,846,000	13,822,000
Selling and marketing	767,000	892,000	2,047,000	2,245,000
Research and development	623,000	1,147,000	2,196,000	3,419,000
Depreciation	243,000	248,000	745,000	750,000
Interest expense (net)	184,000	362,000	762,000	1,227,000
Net loss	$(3,175,000)	$(1,939,000)	$(5,136,000)	$(5,495,000)

Assets provided to the CODM are consistent with those reported on the consolidated balance sheets. All long-lived assets are held in the United States, and revenues and net losses are solely generated from operations in the United States.

NOTE 13 – SUBSEQUENT EVENTS

Management evaluated events subsequent to March 31, 2026 through the filing date of these unaudited condensed consolidated financial statements. On April 3, 2026, Management received a Notice of Default and Reservation of Rights from GBC due to the Company’s failure to comply with the minimum EBITDA financial covenant for the trailing three-month period ended March 31, 2026, which resulted in an event of default under the GBC Credit Facility. The Company is working with GBC to negotiate an amendment to the GBC Credit Facility or otherwise obtain a waiver from GBC. GBC has allowed the Company to continue to have access to its line of credit under the GBC Credit Facility while negotiations continue, however, GBC can choose to limit this access at any time until the Company can successfully negotiate an amendment to the GBC Credit Facility or obtain a waiver from GBC. While the Company has in the past successfully renegotiated the terms of the GBC Credit Facility, and is optimistic about its ability to do so again, there can be no assurances that the Company will be able to negotiate an amendment to the GBC Credit Facility or obtain a waiver from GBC on terms favorable to the Company or at all. See Note 1.

Notwithstanding, management concluded there are no other material subsequent events to disclose.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our largest sector of penetration thus far has been the material handling sector which we believe is a multi-billion-dollar addressable market. We believe this sector will provide us with an opportunity to grow our business as we enhance both our product mix and service levels and to grow our sales to large fleets of forklifts and GSE. Applications of our modular packs for other industrial and commercial uses, such as mobile energy storage systems, are providing additional current growth and furthering opportunities. We intend to continue to expand our supply chain and customer partnerships and seek further partnerships and/or acquisitions that provide synergy in order to meet our growth and “building scale” objectives.

The following table summarizes the new orders, shipments, and backlog activities for the last six (6) fiscal quarters:

	Beginning Backlog	New Orders	Shipments	Ending Backlog
December 31, 2024	$21,193,000	$13,116,000	$16,830,000	$17,479,000
March 31, 2025	$17,479,000	$16,158,000	$16,742,000	$16,895,000
June 30, 2025	$16,895,000	$9,764,000	$16,737,000	$9,922,000
September 30, 2025	$9,922,000	$8,947,000	$13,175,000	$5,694,000
December 31, 2025	$5,694,000	$12,247,000	$14,121,000	$3,820,000
March 31, 2026	$3,820,000	$8,055,000	$6,588,000	$5,287,000

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

As of March 31, 2026, our order backlog was approximately $5.3 million. Historical comparisons are difficult due to changing business conditions. The historical decrease in part reflects certain significant customers reducing order patterns and other customers shifting to shorter order lead times in response to uncertainty over the economic impact of higher costs of global tariffs implemented by the U.S. government, as well as broader concerns over the economy and geopolitical uncertainty.

Business Updates

Toward the second half of fiscal 2025, we began experiencing a slowdown in new orders for our energy storage solutions, reflecting corresponding deferrals of new forklift purchases by selected large customer fleets due to lower capital spending and interest rate variability. Customers are placing fewer new orders during fiscal 2026. Some customers have attributed lower capital spending to concerns over the economy and the uncertainty of higher interest rates, as well as broader geopolitical uncertainty. More recently, the economic impacts and costs of higher global tariffs implemented by the U.S. government have negatively impacted new purchase orders. The impact of order deferrals has required additional selling strategies to support our targeted sales trajectory, as well as a continued focus on cost controls and reduced spending.

While we have experienced lower sales in the first nine months of fiscal 2026, we have not experienced a substantial difference in our year-over-year net loss, attributable primarily to two factors. First, management anticipated the potential global economic effects and the consequent business impacts of the imposition of U.S. tariffs and adjusted our business strategy and spending accordingly. Second, we are no longer burdened with the expenses associated with our financial statement restatement, which positively affected to our bottom line as compared to previous periods.

We have seen improvements in our sourcing and purchasing activity, reflecting our efforts to expand and optimize our vendor strategy. Additional improvements include more secondary sources to minimize stock-outs, lower costs from increasing sources, and controlled delivery times, as reflected in our current inventory levels. With strategic supply chain and profitability improvement initiatives, lower costs and higher volume purchasing, we are lowering the cost of our products in order to improve our competitive positioning. We are highly focused on expanding sales and marketing initiatives to secure new customer relationships and support the continued migration of current customers to lithium. We have two private label battery programs and recently hired a Director of OEM Business Development to further strengthen our OEM relationships and to assist with OEM certifications and approvals. We are also working with our distribution network to expand customer acquisition with direct-to-customer initiatives.

Business Trends and Uncertainties

Since January 2025, the U.S. government has increased certain existing import tariffs and implemented new import tariffs across a wide range of countries at various rates, including on product imports from almost all countries, and individualized higher tariffs on certain countries, notably China. Some of these tariff announcements have since been followed by announcements of limited exemptions and temporary pauses and all have been affected by various circuit court decisions and a key decision by the U.S. Supreme Court, which invalidated certain tariffs. In response to the U.S. Supreme Court ruling, the Trump administration debuted a system for repaying importers for tariffs struck down by the U.S. Supreme Court while also announcing the implementation of new tariffs under an alternative statutory authority and indicating a desire to further increase such tariffs and to seek to extend such tariffs under other statutes. The full impact of the U.S. Supreme Court’s ruling and the administration’s response, including the timing and extent of any refunds and the impact of the new tariffs, remains uncertain.

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

Trade-related disruptions can create further uncertainty and supply chain interruptions, which may result in last-minute procurement efforts at elevated cost. We are closely monitoring the fluid nature of proposed tariffs and any impact they may have on our operations and will continue to monitor macroeconomic conditions and to evaluate the financial and operational impact of ongoing trade policy shifts. These risks could intensify depending on future developments and we are actively incorporating these considerations into our future operation planning, including assessing pricing actions, cost-control measures, and long-term sourcing strategies.

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

Private Placement and Public Offering Fundraising

On September 15, 2025, we completed a Private Placement in which we sold 258,144 Preferred Stock Warrants and 1,214,766 Common Stock Warrants for approximately $4,348,000, net of offering costs of $652,000, and consisting of $3,175,000 cash and $1,173,000 debt relief.

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

See Note 8 – Stockholders’ Equity (Deficit) to these unaudited condensed consolidated financial statements for additional information pertaining to the Private Placement and Public Offering.

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

As of March 31, 2026, we also satisfied the Stockholder’s Equity Requirement, however, we can provide no assurances that we will be able to continue to comply with either the Market Equity Requirement or the Stockholder’s Equity Requirement. If the Company fails to comply with the Nasdaq continued listing requirements, the Company’s common stock will be subject to delisting by Nasdaq. In the event our common stock is delisted, our stock price and market liquidity of our stock will be adversely affected which will impact the ability of the Company’s stockholders to sell securities in the market. Further, delisting from Nasdaq could also have other negative effects, including potential loss of confidence by partners, lenders, suppliers and employees.

Segment and Related Information

We operate as a single reportable segment.

Results of Operations and Financial Condition

The following table represents our unaudited condensed consolidated statement of operations for the three months ended March 31, 2026 and 2025.

	Three months ended March 31,
	2026		2025
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$6,588,000	100%	$16,742,000	100%
Cost of sales	4,788,000	73%	11,455,000	68%
Gross profit	1,800,000	27%	5,287,000	32%

Operating expenses:
Selling and administrative	4,168,000	63%	5,717,000	34%
Research and development	623,000	9%	1,147,000	7%
Total operating expenses	4,791,000	72%	6,864,000	41%

Operating loss	(2,991,000)	(45)%	(1,577,000)	(9)%

Interest expense, net	(184,000)	(3)%	(362,000)	(3)%

Net loss	$(3,175,000)	(48)%	$(1,939,000)	(12)%

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

Revenues for the quarter ended March 31, 2026 were $6,588,000 compared to $16,742,000 for the quarter ended March 31, 2025. The decrease of $10,154,000, or 61%, was driven by our largest customer within material handling significantly cutting their capital expense budget, an increasing number of competitive market participants within the GSE market, and overall pricing pressures which were driven by cost increases from tariffs.

Cost of Sales

Cost of sales for the quarter ended March 31, 2026 was $4,788,000, or 73% of revenues, compared to $11,455,000, or 68% of revenues, for the quarter ended March 31, 2025. The increase in cost of sales as a percent of revenues was primarily due to an increase in E&O reserve, a loss in operating leverage in labor and overhead due to lower revenue, with an increased warranty expense and a slight offset from lower raw material costs.

Gross Profit

Gross profit for the quarter ended March 31, 2026 was $1,800,000, or 27% of revenues, compared to $5,287,000, or 32% of revenues, for the quarter ended March 31, 2025. The 500-basis point decrease in gross profit margin (gross profit as a percent of revenues) was primarily due to an increase in E&O reserve, a loss in operating leverage in labor, overhead, and warranty due to lower revenue with a slight offset from lower raw material costs.

Selling and Administrative Expenses

Selling and administrative expenses for the quarter ended March 31, 2026 were $4,168,000 compared to $5,717,000 for the quarter ended March 31, 2025. The decrease of $1,549,000, or 27%, was primarily due to a reduction in salaries and wages from lower headcount, bonuses, recruitment fees, commission expenses, shipping expenses and professional fees, as the prior year included the cost of the multi-year restatement of previously filed financial statements.

Research and Development Expense

Research and development expenses for the quarter ended March 31, 2026 were $623,000 compared to $1,147,000 for the quarter ended March 31, 2025. The decrease of $524,000, or 46%, was primarily due to decreased salaries and wages from a lower headcount and lower level of research and development project activity based upon business needs.

Interest Expense, net

Interest expense, net for the quarter ended March 31, 2026 was $184,000 compared to $362,000 for the quarter ended March 31, 2025. The decrease of $178,000, or 49%, was primarily due to lower average balances outstanding under our credit facilities during the quarter ended March 31, 2026 as compared to the same period a year ago.

Net Loss

Net loss for the quarter ended March 31, 2026 was $3,175,000 compared to a net loss of $1,939,000 for the quarter ended March 31, 2025. The $1,236,000 increase to net loss was primarily driven by the decrease in gross profit, partially offset by a decrease in operating expenses and lower interest expense.

The following table represents our unaudited condensed consolidated statement of operations for the nine months ended March 31, 2026 and 2025.

	Nine months ended March 31,
	2026		2025
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$33,884,000	100%	$49,697,000	100%
Cost of sales	23,424,000	69%	33,729,000	68%
Gross profit	10,460,000	31%	15,968,000	32%

Operating expenses:
Selling and administrative	12,638,000	37%	16,817,000	34%
Research and development	2,196,000	7%	3,419,000	7%
Total operating expenses	14,834,000	44%	20,236,000	41%

Operating loss	(4,374,000)	(13)%	(4,268,000)	(9)%

Interest expense, net	(762,000)	(2)%	(1,227,000)	(2)%

Net loss	$(5,136,000)	(15)%	$(5,495,000)	(11)%

Revenues

Revenues for the nine months ended March 31, 2026 were $33,884,000 compared to $49,697,000 for the nine months ended March 31, 2025. The decrease of $15,813,000, or 32%, was driven by our largest customer within material handling significantly cutting their capital expense budget, an increasing number of competitive market participants within the GSE market, and overall pricing pressures which were driven by cost increases from tariffs.

Cost of Sales

Cost of sales for the nine months ended March 31, 2026 was $23,424,000, or 69% of revenues, compared to $33,729,000, or 68%, of revenues, for the nine months ended March 31, 2025. The decrease of $10,305,000 was mostly attributed to lower sales volume, lower labor from a lower headcount, and lower warranty related costs. Cost of sales as a percent of revenues increased as higher per unit costs due to tariffs were offset by lower warranty related costs per unit.

Gross Profit

Gross profit for the nine months ended March 31, 2026 was $10,460,000, or 31% of revenues, compared to $15,968,000 or 32% of revenues for the nine months ended March 31, 2025 primarily due to lower sales volumes. Gross profit margin decreased 100 basis points year over year as a result of higher tariff costs per unit slightly offset by lower warranty costs per unit.

Selling and Administrative Expenses

Selling and administrative expenses for the nine months ended March 31, 2026 were $12,638,000 compared to $16,817,000 for the nine months ended March 31, 2025. The decrease of $4,179,000, or 25%, was primarily due to reductions in salaries and wages from a lower headcount and reductions in bonuses, executive severance, commission expenses, shipping expenses and professional fees, as the prior year included the cost of the multi-year restatement of previously filed financial statements.

Research and Development Expense

Research and development expenses for the nine months ended March 31, 2026 were $2,196,000 compared to $3,419,000 for the nine months ended March 31, 2025. The decrease of $1,223,000, or 36%, was primarily due to decreased salaries and wages from a lower headcount, lower bonuses, and a lower level of research and development project activity based upon business needs.

Interest Expense, net

Interest expense, net for the nine months ended March 31, 2026 was $762,000 compared to $1,227,000 for the nine months ended March 31, 2025. The decrease of $465,000, or 38%, was primarily due to lower average borrowings under our credit facilities during the nine months ended March 31, 2026 as compared to the same period a year ago.

Net Loss

Net loss for the nine months ended March 31, 2026, was $5,136,000 compared to $5,495,000 for the nine months ended March 31, 2025. The decrease in net loss was primarily attributable to the decrease in operating expenses and interest, partially offset by the reduction in gross profit due to lower revenues.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA is calculated by taking net income (loss) and adding back the expenses related to interest, income taxes, depreciation, amortization and stock-based compensation, each of which has been calculated in accordance with GAAP. Additionally, costs to restate prior periods, as presented in our Annual Report on Form 10-K filed for the year ended June 30, 2024, and litigation resulting from such restatements are also added back. Adjusted EBITDA was a loss of $2,508,000 for the quarter ended March 31, 2026, an increased loss of $1,973,000 compared to a loss of $535,000 for the quarter ended March 31, 2025 primarily resulting from an increase in net loss of $1,236,000 combined with no add-back for restatement costs, offset by $34,000 in stock-based compensation expense increase over the previous year’s quarter. Adjusted EBITDA was a loss of approximately $2,994,000 for the nine months ended March 31, 2026, an increased loss of $2,217,000 over a loss of $777,000 for the nine months ended March 31, 2025.

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

A reconciliation of Adjusted EBITDA to net income (loss) is included in the table below:

	Three months ended March 31,		Nine months ended March 31,
	2026	2025	2026	2025
Net loss	$(3,175,000)	$(1,939,000)	$(5,136,000)	$(5,495,000)
Add/Subtract:
Interest, net	184,000	362,000	663,000	1,227,000
Income tax provision	-	-	-	-
Depreciation and amortization	243,000	248,000	745,000	750,000
EBITDA	(2,748,000)	(1,329,000)	(3,728,000)	(3,518,000)
Add/Subtract:
Restatement and related costs	-	588,000	-	1,910,000
Stock-based compensation	240,000	206,000	734,000	831,000
Adjusted EBITDA	$(2,508,000)	$(535,000)	$(2,994,000)	$(777,000)

Liquidity and Capital Resources

Overview

On September 15, 2025, we completed a Private Placement in which we sold 258,144 Preferred Stock Warrants and 1,214,766 Common Stock Warrants for approximately $4,355,000, net of offering costs of $645,000.

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

See Note 8 – Stockholders’ Equity (Deficit) to these unaudited condensed consolidated financial statements for additional information pertaining to the Private Placement and Public Offering.

Management has evaluated our expected cash and working capital requirements, which include, but are not limited to, investments in additional sales and marketing, research and development and capital equipment, as well as our expected funding sources, which include, but are not limited to, our existing cash, forecasted gross margin and funding available under the GBC Credit Facility, subject to certain restrictions, covenants and borrowing base limitations. Our borrowing base changes as qualified collateral fluctuates and, therefore, available funding under the GBC Credit Facility could be substantially lower. In addition, on March 31, 2026, we determined that we failed to comply with the minimum EBITDA financial covenant for the trailing three-month period ended March 31, 2026 under the GBC Credit Facility, which resulted in an “Event of Default” under the GBC Credit Facility. We are working with GBC to negotiate an amendment to the GBC Credit Facility or otherwise obtain a waiver from GBC. GBC has allowed us to continue to have access to our line of credit under the GBC Credit Facility while negotiations continue, however, GBC can choose to limit this access at any time we can successfully negotiate an amendment to the GBC Credit Facility or obtain a waiver from GBC. While we have in the past successfully renegotiated the terms of the GBC Credit Facility, and are optimistic about our ability to do so again, there can be no assurances that we will be able to negotiate an amendment to the GBC Credit Facility or obtain a waiver from GBC on terms favorable to us or at all. In addition, upon the occurrence of an Event of Default under the GBC Credit Facility, GBC may, at its option, declare its commitments to us terminated and all of our obligations under the GBC Credit Facility immediately due and payable, all without demand, notice or further action of any kind required on the part of GBC, and/or exercise other remedies available to it, which include, among other things, its rights as a secured party under the GBC Credit Facility. Since GBC can choose to limit our access to our line of credit under the GBC Credit Facility at any time and successful negotiation of an amendment to the GBC Credit Facility or a waiver from GBC cannot be guaranteed, substantial doubt exists about our ability to continue as a going concern over the 12 months following the filing date of this report on Form 10-Q. See “Future Liquidity Needs” below and Liquidity and Financial Condition in Note 1 – Summary of Significant Accounting Policies to these unaudited condensed consolidated financial statements for additional information.

Cash Flows

The following table represents a summary of our unaudited condensed consolidated statement of cash flows for the nine months ended March 31, 2026 and 2025.

	Nine months ended March 31,
	2026	2025
Net cash (used in) provided by operating activities	$(5,665,000)	$2,208,000
Net cash used in investing activities	(405,000)	(498,000)
Net cash provided by (used in) financing activities	5,108,000	(1,848,000)
Net change in cash	$(962,000)	$(138,000)

Operating Activities

Net cash used in operating activities was $5,665,000 for the nine months ended March 31, 2026, which consisted of $5,136,000 net loss and $2,700,000 in changes in operating assets and liabilities, partially offset by $2,171,000 of non-cash operating costs. The primary changes in operating assets and liabilities were reductions in accounts receivable and inventories, partially offset by a decrease in accounts payable and accrued liabilities combined, office lease payments and an increase in other assets.

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

Investing Activities

Net cash used in investing activities for the nine months ended March 31, 2026 was $405,000, which consisted primarily of equipment purchases.

Net cash used in investing activities for the nine months ended March 31, 2025 was $498,000, which consisted primarily of equipment purchases.

Financing Activities

Net cash provided by financing activities for the nine months ended March 31, 2026 was $5,108,000, which primarily consisted of $12,935,000 net cash proceeds from the Public Offering and the Private Placement, partially offset by $7,900,000 of net repayments under the working capital line of credit.

Net cash used in financing activities for the nine months ended March 31, 2025 was $1,848,000, which primarily consisted of $2,830,000 in net repayments under the working capital line of credit, partially offset by $1,000,000 of subordinated debt borrowings.

Future Liquidity Needs

Historically, our revenues and operating cash flows have not been sufficient to sustain our operations and we have relied on debt and equity financing for additional funds. We have incurred an accumulated deficit of $111.5 million through March 31, 2026, and for the nine months ended March 31, 2026 incurred a net loss of $5.1 million and utilized $5.7 million of cash in operating activities. As of March 31, 2026, we had a cash balance of $0.4 million and $10.3 million of available funding under the Gibraltar Business Capital (“GBC”) Credit Facility, subject to borrowing base limitations. Our borrowing base changes as qualified collateral fluctuates and, therefore, available funding under the GBC Credit Facility could be substantially lower.

In addition, our ability to meet projected revenue targets and generate cash from operations has been impacted by delays in new orders for our energy storage solutions, reflecting corresponding deferrals of new forklift purchases by selected large customer fleets due to lower capital spending and interest rate variability and, more recently, global tariff uncertainties.

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

Management has evaluated our expected cash and working capital requirements, which include, but are not limited to, investments in additional sales and marketing, research and development and capital equipment, as well as our expected funding sources, which include, but are not limited to, our existing cash, forecasted gross margin and funding available under the GBC Credit Facility, subject to certain restrictions, covenants and borrowing base limitations. Our borrowing base changes as qualified collateral fluctuates and, therefore, available funding under the GBC Credit Facility could be substantially lower. In addition, on March 31, 2026, we determined that we failed to comply with the minimum EBITDA financial covenant for the trailing three-month period ended March 31, 2026 under the GBC Credit Facility, which resulted in an “event of default” under the GBC Credit Facility. We are working with GBC to negotiate an amendment to the GBC Credit Facility or otherwise obtain a waiver from GBC. GBC has allowed us to continue to have access to our line of credit under the GBC Credit Facility while negotiations continue, however, GBC can choose to limit this access at any time until we can successfully negotiate an amendment to the GBC Credit Facility or obtain a waiver from GBC. While we have in the past successfully renegotiated the terms of the GBC Credit Facility, and are optimistic about our ability to do so again, there can be no assurances that we will be able to negotiate an amendment to the GBC Credit Facility or obtain a waiver from GBC on terms favorable to us or at all. In addition, upon the occurrence of an event of default under the GBC Credit Facility, GBC may, at its option, declare its commitments to us terminated and all our obligations under the GBC Credit Facility immediately due and payable, all without demand, notice or further action of any kind required on the part of GBC, and/or exercise other remedies available to it, which include, among other things, its rights as a secured party under the GBC Credit Facility. Since GBC can choose to limit our access to our line of credit under the GBC Credit Facility at any time and successful negotiation of an amendment to the GBC Credit Facility or a waiver from GBC cannot be guaranteed, substantial doubt exists about our ability to continue as a going concern over the 12 months following the filing date of this report on Form 10-Q.

Critical Accounting Policies

The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited financial statements and revenues and expenses during the periods reported. Management has considered the implications of ongoing global events and related economic impacts to the estimates and assumptions used in the preparation of the consolidated financial statements. There is heightened volatility and uncertainty around tariff actions, supply chain performance and customer demand. However, the magnitude of such impact on the Company’s business and its duration is uncertain. The Company is not aware of any specific event or circumstance that would require an update to its estimates or adjustments to the carrying value of its assets and liabilities as of March 31, 2026 through the filing date of this quarterly report on Form 10-Q. Actual results could differ from those estimates. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2025 filed with the SEC on September 17, 2025.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2026 because of the material weaknesses identified in our internal controls over financial reporting.

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

Under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and subsequent guidance prepared by the Commission specifically for smaller public companies as of March 31, 2026. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of March 31, 2026 due to previously identified material weaknesses resulting from having insufficient personnel resources with technical accounting expertise related to certain aspects of the financial reporting process and a lack of sufficiently designed controls that support an effective assessment of our internal controls relating to the prevention of fraud and possible management override of controls.

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

In March 2024, the Company strengthened its internal financial expertise by hiring a new Chief Financial Officer with over 20 years of experience with publicly traded companies and finance and accounting and who also served as an auditor for 10 years with Ernst & Young LLP, where he became a certified public accountant. As part of its ongoing remedial efforts to strengthen controls and procedures, in May 2024 the Company engaged an external financial consulting firm with extensive technical accounting experience to assist in the preparation of SEC filings, and subsequently hired a new Director of SEC Reporting with over fifteen years of public company SEC reporting experience. In addition, in August 2024 the Company engaged an external financial consulting firm to assist the Company with accounting advisory services. During fiscal 2025 and 2026, the Company continued to remediate the identified material weaknesses through additional processes and controls, including the timing of inventory audits, review of inventory for obsolescence and completeness of data used to estimate warranty liability. The Company intends to continue to strengthen its internal processes and procedures until the identified material weaknesses have been fully remediated.

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

Change in Internal Control over Financial Reporting

Except as set forth above, there have been no changes in the Company’s internal controls over financial reporting during the fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Securities Class Action

On November 1, 2024, plaintiff Asfa Kassam filed a federal securities class action complaint in the United States District Court, District of Nevada, captioned Kassam v. Flux Power Holdings, Inc. et al. (Case No. 2:24-cv-02051), against the Company, our Chief Executive Officer, Ronald F. Dutt, and our former Chief Financial Officer, Charles A. Scheiwe. The complaint generally alleges that the defendants made false and misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. The action purports to be brought on behalf of those who purchased or otherwise acquired the Company’s publicly traded securities between November 11, 2022 and September 30, 2024, and seeks unspecified damages and other relief. On January 14, 2025, the court granted an unopposed motion to transfer the case to the Southern District of California for all further proceedings (Case No. 3:25-cv-00113-JO-DDL). On February 20, 2025, the court appointed Brandon Paulson to act as lead plaintiff for the putative class. On April 21, 2025, lead plaintiff filed an amended complaint. On May 12, 2025, the defendants filed motions to dismiss the amended complaint.

Following a mediation, on July 11, 2025, the parties entered into a settlement term sheet (the “Term Sheet”) to fully resolve the class action litigation. The settlement was subsequently memorialized in a definitive settlement agreement, executed on August 27, 2025, which was filed with the Court on August 28, 2025 in connection with an unopposed motion for preliminary approval of the settlement. On October 23, 2025, the Court held a preliminary hearing on plaintiff’s motion, but continued the hearing until December 4, 2025, pending certain supplemental submissions by the parties. Following the December 4, 2025 hearing, on December 10, 2025 the Court issued an order preliminarily approving the settlement and setting a final approval hearing for April 2, 2026. On April 7, 2026, the Court issued its Order and Final Judgement affirming its preliminary order and approving the proposed plan of allocation as fair and reasonable. The Court entered its judgement and dismissed all claims with prejudice. Separately on April 7, 2026, the Court entered its order awarding attorneys’ fees and reimbursement to plaintiff’s counsel.

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

The settlement class consists of all persons or entities who purchased publicly traded common stock of the Company between November 15, 2021 and February 14, 2025, but will exclude (i) persons who suffered no compensable losses; and (ii) the Defendants; present and former officers, directors, or control persons of the Company at all relevant times; members of their immediate families and their legal representatives, heirs, successors, predecessors, or assigns; present and former parents, subsidiaries, assigns, successors, and predecessors of the Company; and any entity in which any of the persons excluded hereunder has or had a controlling or majority ownership interest in the Company at any time. The plaintiff’s motion seeks certification of the settlement class, and, for settlement purposes only, Defendants will not object to certification of the action as a class action.

We expect the Company’s liability insurers to directly fund approximately $1.15 million of the settlement fund. The Company estimates that it will contribute approximately $600,000 to the settlement fund as its remaining retention/deductible related to its insurance policy.

Stockholder Derivative Action

On January 7, 2025, plaintiff Ronald Pearl filed a stockholder derivative complaint in the United States District Court, District of Nevada, captioned Pearl v. Dutt, et al. (Case No. 2:25-cv-00042), against current and former officers and directors of the Company, naming the Company as a nominal defendant. The complaint generally arises out of the same allegations contained in the Kassam securities class action and alleges claims for breach of fiduciary duties and related claims. The action purports to be brought derivatively on behalf of the Company and seeks damages and other various relief. On February 19, 2025, the court granted an unopposed motion to transfer the case to the Southern District of California for all further proceedings (Case No. 3:25-cv-00373-W-JLB). On March 27, 2025, the parties filed a joint motion to stay the derivative action pending the underlying class action, which motion was granted on May 1, 2025. On April 1, 2025, the Court transferred the matter to Judge Ohta, as related to the Kassam securities class action (now captioned Case No. 3:25-cv-00373-JO-DDL).

Following a mediation, on July 11, 2025 the parties reached an agreement to resolve the derivative complaint in exchange for the Company implementing and maintaining certain corporate governance reforms and enhancements. In connection with the settlement, defendants agreed not to oppose a payment of attorneys’ fees and reimbursement of expenses for plaintiff’s counsel, and a service award for plaintiff in the total amount of $425,000, subject to Court approval. On August 13, 2025, plaintiff filed an unopposed motion for preliminary approval of the settlement. On October 23, 2025, the Court held a preliminary hearing on plaintiff’s motion, but continued the hearing until December 4, 2025, pending certain supplemental submissions by the parties. Following the December 4, 2025 hearing, on December 10, 2025 the Court issued an order preliminarily approving the settlement and setting a final approval hearing for April 2, 2026. On April 7, 2026, the Court issued its Order and Final Judgement affirming its preliminary order and thereby dismissed all claims with prejudice.

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

The plaintiff’s Class Action lawsuit and Plaintiff’s PAGA lawsuit have now been consolidated by the Court. Plaintiff has refused to dismiss his Class Action claims or submit his individual claims, including his individual PAGA claims, to binding arbitration. Accordingly, at the January 24, 2025 Case Management Conference in this matter, the Court authorized the Company to proceed with the filing of a Motion to Compel Arbitration. The Motion to Compel Arbitration was granted and arbitration was scheduled for March 26, 2026 wherein the parties agreed to a settlement of $164,000.

Final settlement is subject to, among other things, court approval of such agreement. If the settlement does not obtain approval, the parties agree that the settlement class will be decertified without prejudice, and that all the parties will revert to their pre-settlement positions.

ITEM 1A - RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks set forth below and in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, filed with the SEC on September 17, 2025, before making an investment decision. If any of the risks actually occur, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should read the section captioned “Special Note Regarding Forward Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this report. There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, as updated by our Quarterly Report on Form 10-Q for the period ended December 31, 2025, filed with the SEC on February 12, 2026, except that the following risk factors replace the similarly titled risk factor in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025. Our audited financial statements at June 30, 2025, and for the year then ended, were prepared assuming that we will continue as a going concern.

Management has evaluated the Company’s expected cash requirements, including investments in additional sales and marketing, research and development, capital expenditures and working capital requirements, and believes the Company’s existing cash, along with the forecasted gross margin, will not be sufficient to meet the Company’s anticipated capital requirements to fund planned operations for the next twelve months following the filing date of this Quarterly Report on Form 10-Q. As described below, our ability to continue as a going concern is partially contingent upon the availability of the GBC Credit Facility, which may become unavailable due to a covenant breach by the Company.

The report from our independent registered public accounting firm for the year ended June 30, 2025 includes an explanatory paragraph stating that our current liquidity position and projected cash needs raise substantial doubt about our ability to continue as a going concern, along with management’s assessment and strategies. The perception that we may not be able to continue as a going concern may make it difficult for us to raise new funds and to operate our business due to concerns about our ability to meet our contractual obligations. There is no assurance that sufficient financing will be available when needed or on reasonable terms to allow us to continue our operations. Our ability to continue as a going concern is contingent upon, among other factors, the availability of the GBC Credit Facility or obtaining alternate financing. On March 31, 2026, we determined that we failed to comply with the minimum EBITDA financial covenant for the trailing three-month period ended March 31, 2026 under the GBC Credit Facility, which resulted in an “event of default” under the GBC Credit Facility. We are working with GBC to negotiate an amendment to the GBC Credit Facility or otherwise obtain a waiver from GBC. GBC has allowed us to continue to have access to our line of credit under the GBC Credit Facility while negotiations continue, however, GBC can choose to limit this access at any time until we can successfully negotiate an amendment to the GBC Credit Facility or obtain a waiver from GBC. While we have in the past successfully renegotiated the terms of the GBC Credit Facility, and are optimistic about our ability to do so again, there can be no assurances that we will be able to negotiate an amendment to the GBC Credit Facility or obtain a waiver from GBC on terms favorable to us or at all. In addition, upon the occurrence of an event of default under the GBC Credit Facility, GBC may, at its option, declare its commitments to us terminated and all our obligations under the GBC Credit Facility immediately due and payable, all without demand, notice or further action of any kind required on the part of GBC, and/or exercise other remedies available to it, which include, among other things, its rights as a secured party under the GBC Credit Facility. Since GBC can choose to limit our access to our line of credit under the GBC Credit Facility at any time and successful negotiation of an amendment to the GBC Credit Facility or a waiver from GBC cannot be guaranteed, substantial doubt exists about our ability to continue as a going concern. In addition, we cannot provide any assurance that we will be able to raise additional capital.

We will need to raise additional capital or financing to continue to execute and expand our business.

We expect that our existing cash, additional funding which we believe is available under our GBC Credit Facility, and cash generated from our operations, will not be sufficient to meet our anticipated capital resources and to fund our planned operations for the next twelve months (see Liquidity and Financial Condition in Note 2 – Summary of Significant Accounting Policies to the audited consolidated financial statements for additional information). Further, the use of our GBC Credit Facility remains subject to performance metrics, certain restrictions and compliance with loan covenants. On March 31, 2026, we determined that we failed to comply with the minimum EBITDA financial covenant for the trailing three-month period ended March 31, 2026 under the GBC Credit Facility, which resulted in an event of default under the GBC Credit Facility. We are working with GBC to negotiate an amendment to the GBC Credit Facility or otherwise obtain a waiver from GBC. GBC has allowed us to continue to have access to our line of credit under the GBC Credit Facility while negotiations continue, however, GBC can choose to limit this access at any time until we can successfully negotiate an amendment to the GBC Credit Facility or obtain a waiver from GBC. Upon the occurrence of an event of default under the GBC Credit Facility, GBC may also, at its option, declare its commitments to us terminated and all our obligations under the GBC Credit Facility immediately due and payable, all without demand, notice or further action of any kind required on the part of GBC, and/or exercise other remedies available to it, which include, among other things, its rights as a secured party under the GBC Credit Facility. In addition, should there be any delays in the receipts of key component parts, due in part to supply chain disruptions, our ability to fulfil the backlog of sales orders will be negatively impacted resulting in lower availability of cash resources from operations. We may be required to access other forms of capital to support our expanded operations and execute our business plan by issuing equity or convertible debt securities, or by entering into another form of structured financing or strategic transaction. Our ability to access such forms of capital will be impacted by investor confidence in our business strategy as well as market conditions. In addition, our failure to timely file certain of our interim quarterly reports on Form 10-Q during the fiscal year ended June 30, 2025 and our amendment on Form 10-K/A to our Annual Report for the fiscal year ended June 30, 2025 means that we currently are ineligible to use a registration statement on Form S-3. We will not be eligible to use a registration statement on Form S-3 again until we have timely filed all materials and reports required to be filed pursuant to Section 13, 14 or 15(d) of the Securities Exchange Act of 1934 for a period of at least twelve (12) calendar months immediately preceding the filing of a new registration statement on Form S-3. The inability to use a Form S-3 registration statement will limit our ability to raise capital through sales of our securities in a timely and cost-efficient manner.

In the event we are required to obtain additional funds, there is no guarantee that additional funds will be available on a timely basis or on acceptable terms. To the extent that we raise additional funds by issuing equity or convertible debt securities, our stockholders may experience additional dilution and such financing may involve restrictive covenants. Newly issued securities may include preferences, superior voting rights, and the issuance of warrants or other convertible securities that will have additional dilutive effects. We cannot assure you that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. Further, we may incur substantial costs in pursuing future capital and/or financing. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition and results of operations. Our ability to obtain needed financing may be impaired by such factors as the weakness of capital markets, and the fact that we have not been profitable, which could impact the availability and cost of future financings. If such funds are not available when required, management will be required to curtail investments in additional sales and marketing and product development, which may have a material adverse effect on future cash flows and results of operations.

We are currently in default under the Revolving Note under the GBC Credit Facility, and such default could adversely affect our business, financial condition, results of operations or liquidity.

The loans and other obligations of the Company under the GBC Credit Facility are secured by substantially all of our tangible and intangible assets, including, without limitation, intellectual property, pursuant to the terms of a Loan and Security Agreement with GBC dated July 28, 2023 (the “Loan Agreement”) and an Intellectual Property Security Agreement (the “IP Security Agreement”). The GBC Credit Facility is evidenced by a revolving note (the “Revolving Note”), which maturity date was automatically extended to July 31, 2027 (the “Maturity Date”), upon the conversion of all the outstanding obligations under the Cleveland Note into equity of the Company at the closing of the Private Placement on September 15, 2025. Provided that there is no event of default, the Maturity Date can automatically be extended for one (1) year period upon payment of a renewal fee for each such extension in the amount of three-quarters of one percent (0.75%) of the Revolving Loan Commitment (as defined below), which fee will be due and payable on or before the applicable Maturity Date. The holder of the Revolving Note is entitled to all of the benefits and security provided for in the Loan Agreement. All Revolving Loans shall be repaid by the Company on the Maturity Date, unless payable sooner pursuant to the provisions of the Loan Agreement. As a secured party, upon an event of default, GBC will have a first priority right to the collateral granted to them under the Loan Agreement and IP Security Agreement, and we may lose our ownership interest in the assets pledged as security interest.

On March 31, 2026, we determined that we failed to comply with the minimum EBITDA financial covenant for the trailing three-month period ended March 31, 2026 under the GBC Credit Facility, which resulted in an event of default under the GBC Credit Facility. We are currently working with GBC to negotiate an amendment to the GBC Credit Facility or otherwise obtain a waiver from GBC. GBC has allowed us to continue to have access to our line of credit under the GBC Credit Facility while negotiations continue, however, GBC can choose to limit this access at any time until we can successfully negotiate an amendment to the GBC Credit Facility or obtain a waiver from GBC. While we have in the past successfully renegotiated the terms of the GBC Credit Facility, and are optimistic about our ability to do so again, there can be no assurances that we will be able to negotiate an amendment to the GBC Credit Facility or obtain a waiver from GBC on terms favorable to us or at all. In addition, upon the occurrence of an event of default under the GBC Credit Facility, GBC may also, at its option, declare its commitments to us terminated and all our obligations under the GBC Credit Facility immediately due and payable, all without demand, notice or further action of any kind required on the part of GBC, and/or exercise other remedies available to it, which include, among other things, its rights as a secured party under the GBC Credit Facility. If GBC were to terminate their commitments under the GBC Credit Facility and foreclose against substantially all our assets, we would likely be forced to seek bankruptcy protection and our investors could lose the full value of their investment in our Common Stock. As such, our loss of access to our line of credit under the GBC Credit Facility or our collateral will have a material adverse effect on our operations, business and financial condition.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no unregistered securities sold by the Company during the period covered by this report.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There were no defaults during the period covered by this report that were not disclosed by the Company on a Current Report on Form 8-K.

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

Flux Power Holdings, Inc.

Date: May 7, 2026	By:	/s/ Krishna Vanka
Krishna Vanka
Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2026	By:	/s/ Kevin S. Royal
Kevin S. Royal
Chief Financial Officer
(Principal Financial Officer)

Page 41