Form 10-K
period 2026-06-30
Flux Power Holdings, Inc.
filed 2026-08-20
CIK 1083743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2026

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large-accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of December 31, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $20,991,000.

As of August 14, 2026, there were 21,621,642 shares of registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FLUX POWER HOLDINGS, INC.

FORM 10-K ANNUAL REPORT

For the Fiscal Year Ended June 30, 2026

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form (“Report”) contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Description of Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” below. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would,” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. You should read these factors and the other cautionary statements made in this Report as being applicable to all related forward-looking statements wherever they appear in this Report. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements include, among other things, statements relating to:

●	our ability to amend the terms of our agreement with Gibraltar Business Capital, LLC (“GBC”) and our continued access to our credit facility thereunder, which we have relied on historically and currently rely on to meet our anticipated capital resources and to fund our operations;

●	our ability to secure sufficient funding to support our current and proposed operations;
●	our ability to continue as a going concern;

●	our ability to meet projected revenue targets and generate sufficient cash from operations;

●	our ability to regain compliance with and to meet the continued listing standards of the Nasdaq Stock Market;

●	the impact of tariffs on our ability to cost-effectively source battery packs and materials used in our products;

●	our ability to obtain raw materials and other supplies for our products at existing or competitive prices and on a timely basis;

●	our anticipated growth strategies and our ability to manage the expansion of our business operations effectively;

●	our ability to maintain or increase our market share in the competitive markets in which we do business;

●	our ability to grow our revenue, increase our gross profit margin and become a profitable business;

●	our ability to fulfill our backlog of open sales orders due to delays in the receipt of key component parts and other potential manufacturing disruptions;

●	our ability to keep up with rapidly changing technologies and evolving industry standards, including our ability to achieve technological advances;

●	our dependence on the growth in demand for our products;

●	our ability to compete with both peers and larger companies with far greater resources than us;

●	our ability to reduce production costs of our product line through new designs, manufacturing and supply arrangements;

●	our ability to shift to new suppliers and incorporate new components into our products in a manner that is not disruptive to our business;

●	our ability to obtain and maintain UL Listings and OEM approvals for our energy storage solutions;

●	our ability to diversify our product offerings and capture new market opportunities;

●	our ability to source our needs for skilled labor, machinery, parts, and raw materials economically;

●	our ability to retain and/or successfully recruit key members of our senior management team;

●	our ability to diversify our customer base to reduce our current dependence on a few major customers;

●	the expense, timing and outcome of legal proceedings relating to our accounting practices, financial disclosures and employment policies and practices, which includes, but are not limited to certain employment lawsuits and other legal and governmental proceedings, investigations and information requests that may be initiated or that may be asserted.

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

SUMMARY OF RISKS ASSOCIATED WITH OUR BUSINESS

Our business is subject to multiple risks and uncertainties, as more fully described in “Risk Factors” and elsewhere in this Report. We urge you to read the section entitled “Risk Factors” and this Report in full. Our principal risks may be summarized as follows:

●	Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements included in this Report. Our audited financial statements at June 30, 2026, and for the year then ended, were prepared assuming that we will continue as a going concern.

●	We are currently in default under the Revolving Note under the GBC Credit Facility (as defined herein) and such default could adversely affect our business, financial condition, results of operations or liquidity.

●	We will need to raise additional capital or financing to continue to execute and expand our business.

●	We have a history of losses and negative working capital.

●	The U.S. government is currently imposing increased tariffs on certain products imported into the U.S., which includes lithium-ion batteries and other component parts, which may have an adverse impact on our future operating results.

●	Economic conditions may adversely affect consumer spending and the overall general health of our customers, which, in turn, may adversely affect our financial condition, results of operations and cash resources.

●	We may be subject to litigation and legal proceedings which could adversely affect our business, financial condition, results of operations or cash flows.

●	Backlog may not be indicative of future operating results.

●	We are dependent on a few customers for the majority of our net revenues, and our success depends on demand from OEMs and other users of our battery products.

●	We do not have long-term contracts with our customers.

●	Real or perceived hazards associated with Lithium-ion battery technology may affect demand for our products.

●	Our products may experience quality problems from time to time that could result in negative publicity, litigation, product recalls and warranty claims, which could result in decreased revenues and harm to our brands.

●	Increases in costs, disruption of supply or shortage of raw materials, in particular lithium-ion phosphate cells, could harm our business.

●	Our business will be adversely affected if we are unable to protect our intellectual property rights from unauthorized use or infringement by third parties.

●	We may face significant costs relating to environmental regulations for the storage and shipment of our lithium-ion energy storage solutions.

●	Natural disasters, public health crises, political crises and other catastrophic events or other events outside of our control may damage our sole facility or the facilities of third parties on which we depend, and could impact consumer spending.

●	Security breaches, loss of data and other disruptions could compromise sensitive information related to our business, prevent us from accessing critical information or expose us to liability, which could adversely affect our business and our reputation.

●	We are not currently in compliance with the Rule 5550(a) continued listing requirements and the Staff of Nasdaq (as defined herein) is continuing to monitor our compliance with the Rule 5550(b) continued listing requirements for the Nasdaq Stock Market. If we fail to regain compliance with the Rule 5550(a) continued listing requirements or to continue to meet at least one of the Rule 5550(b) continued listing requirements, our common stock may be delisted, which could affect the market price of our common stock, hurt your ability to sell your shares and negatively impact our ability to access the capital markets.

●	The market price of our common stock could become volatile, or our trading volume become weak, either of which could lead to the price of our stock being depressed at a time when you may want to sell.

●	The ownership of our stock is highly concentrated in one of our directors.

USE OF CERTAIN DEFINED TERMS

Except where the context otherwise requires and for the purposes of this Report only:

●	The “Company,” “Flux,” “we,” “us,” and “our” refer to the combined business of Flux Power Holdings, Inc., a Nevada corporation and its wholly owned subsidiary, Flux Power, Inc., a California corporation (“Flux Power”);

●	“Exchange Act” refers the Securities Exchange Act of 1934, as amended;

●	“SEC” refers to the Securities and Exchange Commission;

●	“Securities Act” refers to the Securities Act of 1933, as amended;

●	This Report refers to this Form pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

PART I

ITEM 1 – BUSINESS

Overview

Flux Power Holdings, Inc. (the “Company” or “Flux”) was incorporated in 1998 in the State of Nevada, and Flux’s operations are conducted through its wholly owned subsidiary, Flux Power, Inc., a California corporation. We design, develop, manufacture, and sell a portfolio of advanced lithium-ion energy storage solutions for electrification of a range of industrial and commercial sectors which include material handling and airport ground support equipment (“GSE”). We believe our mobile energy storage solutions provide our customers with a reliable, high performing, cost effective, and more environmentally friendly alternative as compared to traditional lead acid and propane-based solutions. Our modular and scalable design allows different configurations of lithium-ion energy storage solutions to be paired with our proprietary wireless battery management system to provide the level of energy storage required and “state of the art” real time monitoring of battery pack performance. We believe that the growing demand for lithium-ion energy storage solutions and more environmentally friendly energy storage solutions across a range of industrial and commercial sectors should continue to drive growth in the markets we serve.

Our Strategy

Our long-term strategy is to meet the rapidly growing demand for lithium-ion energy solutions and to be the supplier of choice, targeting large companies having energy storage needs. We have established selling relationships with customers with large fleets of forklifts and ground support equipment. We intend to reach this goal by investing in research and development to expand our product mix, by expanding our sales and marketing efforts, improving our customer support efforts and improving production efficiencies. Our research and development efforts will continue to focus on providing adaptable, reliable and cost-effective energy storage solutions for our customers. We have received three patents on advanced technology related to lithium-ion energy storage solutions. The technology behind these patents is designed to:

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

Strategic Initiatives

Our near-term priority is to achieve profitability. Accordingly, we will continue to pursue supply chain improvements, and other gross margin expansion initiatives including redesigning our product line as well as other cost reduction initiatives. In addition, we are focusing on business expansion to accelerate gross margins by:

●	achieving profitable growth – pursue supply chain, cost reductions and product design improvements aimed at lowering product costs;

●	executing on operational efficiencies – implementing advanced product design through modular concepts;

●	implementing a solutions selling approach;

●	building the right products to meet our customers’ needs – working with customers to design and build products with high demand; and

●	integrating value-add software across our battery portfolio to generate revenue streams – expanding features of our popular SkyEMS telemetry solution.

There can be no assurance that these initiatives and efforts will be successful.

Business Updates

Business Developments

Since January 2025, the U.S. government has increased certain existing import tariffs and has implemented new import tariffs across a wide range of countries at various rates, including on product imports from almost all countries, and individualized higher tariffs on certain countries, notably China. While we have been able to offset some of the impact of enacted tariffs with supply chain adjustments, alternative manufacturing locations, cost reduction actions and by increasing the selling prices of our products, we believe that tariffs have negatively impacted our revenues, profitability and cash flows. Some of these tariff announcements have since been followed by announcements of limited exemptions and temporary pauses and all have been affected by various circuit court decisions and a key decision by the U.S. Supreme Court, which invalidated certain tariffs. In response to the U.S. Supreme Court ruling, the current administration debuted a system for repaying importers for tariffs struck down by the U.S. Supreme Court while also announcing the implementation of new tariffs under an alternative statutory authority. Upon the expiration of such tariffs, the current administration announced new tariffs under a different statutory authority. Management continues to actively evaluate ways to mitigate the impacts of tariffs on our business and financial results, however, due to the uncertainties pertaining to tariffs and tariff levels, it is difficult for us to reliably forecast the extent of the ongoing impact to our business or customers.

Trade-related disruptions can create further uncertainty and supply chain interruptions, which may result in last-minute procurement efforts at elevated cost. We are closely monitoring the fluid nature of proposed tariffs and any further impact they may have on our operations, and will continue to monitor macroeconomic conditions and evaluate the financial and operational impact of ongoing trade policy shifts. These risks could intensify depending on future developments, and we are actively incorporating these considerations into our future operation planning, including assessing pricing actions, cost-control measures and long-term sourcing strategies.

If tariffs continue to escalate or global inflationary trends persist, our customers may face greater economic strain, which could in turn affect demand for our products. We remain focused on maintaining operational flexibility and adapting our supply chain to navigate these uncertainties to support long-term business performance. See “Risk Factors” under Part I, Item 1A of this Form for additional information.

We are also expanding our deployment of our telemetry solution providing customers with state of health, better asset management and a platform for more timely management of service and maintenance requirements.

Nasdaq Stock Market Notices

As previously disclosed, on July 24, 2026, the Listing Qualifications Department (the “Staff”) of Nasdaq notified (the “July 2026 Notice”) us that for 30 consecutive business days preceding the date of the July 2026 Notice, the bid price of our common stock had closed below the $1.00 per share minimum required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). The July 2026 Notice has no effect on the listing of our common stock at this time, and our common stock continues to trade on the Nasdaq Capital Market under the symbol “FLUX”.

Under Nasdaq Listing Rule 5810(c)(3)(A), we have 180 calendar days following the date of the July 2026 Notice to regain compliance with the Minimum Bid Price Requirement (the “Compliance Period”). If at any time during the Compliance Period the closing bid price of our common stock is at least $1.00 for a minimum of 10 consecutive business days, we will regain compliance with the Minimum Bid Price Requirement and our common stock will continue to be eligible for listing on the Nasdaq Capital Market absent noncompliance with any other requirement for continued listing.

If we do not regain compliance with the Minimum Bid Price Requirement by the end of the Compliance Period, we may be afforded an additional 180 calendar days to regain compliance with the Minimum Bid Price Requirement (the “Additional Compliance Period”) if on the last day of the Compliance Period we are in compliance with the market value of publicly held shares requirement for continued listing as well as all other standards for initial listing of our common stock on the Nasdaq Capital Market (other than the Minimum Bid Price Requirement), unless we do not indicate our intent to cure the deficiency, or if it appears to Nasdaq that it is not possible for us to cure the deficiency.

If we do not regain compliance with the Minimum Bid Price Requirement by the end of the Compliance Period, or the Additional Compliance Period, if applicable, our common stock will be subject to delisting.

We intend to monitor the closing bid price of our common stock and may, if appropriate, consider implementing available options, including the option to implement a reverse stock split, to regain compliance with the Minimum Bid Price Requirement. There can be no assurance that we will regain compliance within the Minimum Bid Price Requirement during the Compliance Period, secure an Additional Compliance Period to regain compliance or maintain compliance with the other Nasdaq continued listing requirements.

Nasdaq requires that for continued listing on the Nasdaq Capital Market, we must meet all the requirements set forth in Rule 5550(a) and at least one of the standards set forth in Rule 5550(b). The standards set forth in 5550(b) include having (i) a minimum of $2,500,000 in stockholders’ equity (the “Stockholders’ Equity Requirement”), (ii) a market value of listed securities of at least $35 million (the “Market Equity Requirement”), or (iii) net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the three most recently completed fiscal years (the “Net Income Requirement”). As previously disclosed, on January 31, 2025 the Staff of Nasdaq notified us that we did not comply with the Stockholders’ Equity Requirement. On March 17, 2025, we filed our plan with Nasdaq to regain compliance with the Stockholders’ Equity Requirement, which included requesting an extension through July 30, 2025. On July 31, 2025, due to non-compliance with the Stockholders’ Equity Requirement, the Staff informed us that trading of our common stock would be suspended at the opening of business on August 11, 2025 unless we requested an appeal of the Staff’s determination to a Nasdaq Hearings Panel (the “Panel”). We requested an appeal hearing with the Panel and the Panel determined to grant us an exception to demonstrate compliance with the Stockholders’ Equity Requirement and furthermore granted us our request for continued listing, which extension was subject to, among other requirements, us demonstrating compliance with the Stockholder’s Equity Requirement on or before October 31, 2025.

On October 14, 2025, we received a notification (the “October 2025 Notification”) from the Staff of Nasdaq that we had regained compliance with Nasdaq’s continued listing rules because we satisfied the Market Equity Requirement. The October 2025 Notification also provided that, for a period of one year, the Staff of Nasdaq will monitor our compliance with the continued listing requirements. If, during such one-year period, we fail to comply with Rule 5550(b), the Staff of Nasdaq will issue a delist determination letter and we will have an opportunity to request a new hearing.

As of June 30, 2026, we satisfied the Stockholder’s Equity Requirement, however, we can provide no assurances that we will be able to continue to comply with the Stockholder’s Equity Requirement. We no longer satisfy the Market Equity Requirement.

If we fail to regain compliance with the Minimum Bid Price Requirement and/or fail to continue to meet at least one of the Rule 5550(b) continued listing requirements, our common stock will be subject to delisting by Nasdaq. In the event our common stock is delisted, our stock price and market liquidity of our stock will be adversely affected which will impact the ability of our stockholders to sell securities in the market. Further, delisting from Nasdaq could also have other negative effects, including potential loss of confidence by partners, lenders, suppliers and employees.

Resolution of Legal Proceedings

Securities Class Action. On July 11, 2025, we entered into a settlement term sheet to fully resolve the previously disclosed class action litigation captioned Kassam v. Flux Power Holdings, Inc. et al. (Case No. 3:25-cv-00113-JO-DDL), against us, our former chief executive officer, Ronald F. Dutt, and our former chief financial officer, Charles A. Scheiwe (collectively, the “Defendants”). The settlement was subsequently memorialized in a definitive settlement agreement, executed on August 27, 2025, which was filed with the Court on August 28, 2025 in connection with an unopposed motion for preliminary approval of the settlement, heard by the Court on October 23, 2025. In settling the class action, we are not admitting any liability and the settlement agreement constitutes no admission of liability or any admission regarding the accuracy of any allegation made by the plaintiffs.

The settlement provides for, among other things, the final dismissal of the litigation and a release of claims against the Defendants in exchange for us establishing a $1.75 million escrowed settlement fund to cover payments to the settlement class, attorneys’ fees and settlement administration expenses. Our liability insurers directly funded the full $1.75 million settlement amount, which was released from the escrowed settlement fund pursuant to the Order and Final Judgement.

Stockholder Derivative Action. On January 7, 2025, plaintiff Ronald Pearl filed a stockholder derivative complaint in the United States District Court, District of Nevada, captioned Pearl v. Dutt, et al. (Case No. 2:25-cv-00042), against our current and former officers and directors, naming us as a nominal defendant. The complaint generally arises out of the same allegations contained in the above securities class action and alleges claims for breach of fiduciary duties and related claims.

Following a mediation, on July 11, 2025, the parties reached an agreement to resolve the derivative complaint in exchange for us implementing and maintaining certain corporate governance reforms and enhancements. In connection with the settlement, defendants agreed to a payment of attorneys’ fees and reimbursement of expenses for plaintiff’s counsel in the total amount of $425,000. On April 7, 2026, the Court issued its Order and Final Judgement and thereby dismissed all claims with prejudice.

In settling the derivative complaint, the defendants are not admitting any liability, and the settlement does not constitute an admission regarding the accuracy of any allegation made by the plaintiffs. As of June 30, 2026, our liability insurers directly funded $187,000 of the agreed upon attorneys’ fees.

Employment-Related Litigation. On April 30, 2024, a former employee filed a class action complaint against us and Insperity, our third-party payroll service provider, in San Diego County Superior Court for various claims which he has purported to assert on behalf of himself and all other individuals who worked for us or Insperity, amended to include a representative action complaint for Violation of Private Attorneys’ General Act, seeking an unspecified amount of penalties and attorneys’ fees based on allegations that we violated certain California employment laws.

A Motion to Compel Arbitration was granted and arbitration was scheduled for March 26, 2026 wherein the parties agreed to a settlement of $164,000. Final settlement is subject to, among other things, court approval of such agreement. If the settlement does not obtain approval, the parties agree that the settlement class will be decertified without prejudice, and that all the parties will revert to their pre-settlement positions.

Committed Equity Facility

On May 15, 2026, we entered into a purchase agreement (the “CEF Purchase Agreement”) and a related registration rights agreement (the “CEF Registration Rights Agreement”) with Roth Principal Investments, LLC (“Roth Principal Investments”). Subject to the terms and conditions of the CEF Purchase Agreement, we may, in our sole discretion, sell to Roth Principal Investments up to $40,000,000 of shares of our common stock (the “Commitment Amount”) from time to time during the term of the CEF Purchase Agreement (the “Committed Equity Facility”). We are under no obligation to sell any shares, and Roth Principal Investments is required to purchase shares only as directed by us and subject to the CEF Purchase Agreement.

Pursuant to the CEF Registration Rights Agreement, we filed a registration statement (the “CEF Resale Registration Statement”) to register the resale of up to 38,461,538 shares of common stock (the “Purchase Shares”).

From and after June 4, 2026, and for a period of up to 36 months (the “Commitment Period”), unless earlier terminated, we may direct Roth Principal Investments to purchase shares of common stock through one or more “Market Open Purchases”, “Intraday Purchases”, “Pre-Market Purchases” or “Post-Market Purchases”, each subject to the terms, conditions, notice requirements, and limitations set forth in the CEF Purchase Agreement, including the requirement that the closing sale price of our common stock on the trading day immediately prior to the applicable purchase date is not less than the threshold price of $0.50 (the “Threshold Price”).

The per share purchase price for shares sold in a Market Open Purchase, an Intraday Purchase, a Pre-Market Purchase or a Post-Market Purchase is based on the volume weighted average price (“VWAP”) of our common stock during the applicable valuation period, less a fixed 3.0% discount in the case of a Market Open Purchase or an Intraday Purchase or less a fixed 5.25% discount in the case of a Pre-Market Purchase or a Post-Market Purchase, subject, in each case, to the applicable minimum price thresholds and other adjustments set forth in the CEF Purchase Agreement. There is no upper limit on the per share price that Roth Principal Investments may be required to pay.

We control the timing and amount of any sales under the CEF Purchase Agreement. Actual sales, if any, will depend on market conditions, the trading price of our common stock and our capital needs. Net proceeds, if any, are expected to be used for working capital and general corporate purposes.

Under applicable Nasdaq rules, issuances under the CEF Purchase Agreement may not exceed 4,272,062 shares of common stock, representing 19.999% of the shares outstanding immediately prior to execution of the purchase agreement (the “Exchange Cap”), unless stockholder approval is obtained or the average price paid by Roth Principal Investments equals or exceeds $1.2143, in which case the Exchange Cap will not apply. In addition, issuances may not result in Roth Principal Investments and its affiliates beneficially owning more than 4.99% of our outstanding common stock (the “Beneficial Ownership Limitation”).

The CEF Purchase Agreement will terminate upon the earliest to occur of the expiration of the Commitment Period, the purchase of the full Commitment Amount, certain listing or bankruptcy events, or earlier termination by us upon 10 trading days’ prior written notice. Neither the CEF Purchase Agreement nor the CEF Registration Rights Agreement may be assigned or amended except as expressly permitted therein.

As consideration for Roth Principal Investments’ commitment, we paid a $25,000 structuring fee and agreed to pay a cash commitment fee of up to $800,000, payable over time by Roth Principal Investments withholding cash amounts equal to 10% of the total aggregate purchase price payable by Roth Principal Investments to us in connection with each purchase of shares of our common stock effected under the CEF Purchase Agreement. We also agreed to reimburse Roth Principal Investments’ legal fees in the amounts specified in the CEF Purchase Agreement.

Because the purchase price for Purchase Shares is based on future VWAP calculations, we cannot determine the actual number of shares that may be issued under the CEF Purchase Agreement. If all shares registered for resale under the CEF Resale Registration Statement were issued, such issuances would result in significant dilution to existing stockholders.

As of August 14, 2026, the closing sale price of our common stock on the Nasdaq Capital Market was $0.595 per share. As noted above, if the closing sale price of our common stock drops below the Threshold Price we cannot direct Roth Principal Investments to purchase shares of our common stock pursuant to the CEF Purchase Agreement until the closing price of our common stock exceeds the Threshold Price. There can be no assurances that our common stock will continue to trade at a price that will exceed the Threshold Price.

Revolving Line of Credit - Gibraltar Business Capital Credit Facility

On July 28, 2023, we entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Gibraltar Business Capital (“GBC”) (the “GBC Credit Facility”). The Loan and Security Agreement provides the Company with a senior secured revolving loan facility for up to $15.0 million, which was increased by amendment, see below (the “Revolving Loan Commitment”). The revolving amount available under the GBC Credit Facility is equal to the lesser of the Revolving Loan Commitment and the borrowing base amount (as defined in the Loan and Security Agreement). The GBC Credit Facility is evidenced by a revolving note, which was to mature on July 28, 2025 (the “Maturity Date”), and was extended prior to maturity by amendment, see below (the “Revolving Note”). Concurrently, we entered into an Intellectual Property Security Agreement (the “IP Security Agreement”).

In addition, subject to conditions and terms set forth in the Loan and Security Agreement, we may request an increase in the Revolving Loan Commitment from time to time upon not less than 30 days’ notice to GBC, which increase may be made at the sole discretion of GBC, as long as: (a) the requested increase is in a minimum amount of $1,000,000, and (b) the total increases do not exceed $5,000,000 and no more than five (5) increases are made. On January 30, 2024, we entered into Amendment No. 2 to the Loan and Security Agreement with GBC, pursuant to which, among other things, the Revolving Loan Commitment was increased to $16.0 million. Outstanding principal under the GBC Credit Facility accrues interest at Secured Overnight Financing Rate (“SOFR”, as defined in the Loan and Security Agreement) plus five and one half of one percent (5.50%) per annum with such interest payment due monthly on the last day of the month. In the event of default, the amounts due under the Loan and Security Agreement bear interest at a rate per annum equal to three percent (3.0%) above the rate that is otherwise applicable to such amounts. We paid GBC a non-refundable closing fee for the GBC Credit Facility of $112,500 upon the execution of the Loan and Security Agreement. In addition, we are required to pay a monthly unused line fee equal to one-half of one percent (0.50%) per annum on the difference between the Revolving Loan Commitment and the average outstanding principal balance of the revolving loan(s) for such month. The obligations under the GBC Credit Facility may be prepaid in whole or in part at any time upon an exit fee of (a) two percent (2.0%) of the Revolving Loan Commitment if the obligations are paid in full during the first year after the closing date, or (b) one percent (1.0%) of the Revolving Loan Commitment if the obligations are paid in full one year after the closing date, provided that the exit fee will be waived if such prepayment occurs in connection with the refinancing of the obligations with Bank of America, N.A., as lender.

On January 22, 2025, we entered into Amendment No. 4 to the Loan and Security Agreement (the “Fourth Amendment”) with GBC which amended certain terms of the Loan and Security Agreement, as amended, relating to the EBITDA minimum financial covenant. In consideration for the Fourth Amendment, we agreed to pay GBC a non-refundable amendment fee of $50,000 in cash, as follows: (i) $25,000 paid on March 1, 2025, and (ii) $25,000 paid on April 1, 2025.

On July 16, 2025, we entered into Amendment No. 5 to the Loan and Security Agreement (the “Fifth Amendment”) with GBC which amended certain terms relating to the maturity date set forth under the Loan and Security Agreement, as amended. Pursuant to the Fifth Amendment, we and GBC agreed to amend the of the maturity date to August 31, 2025, unless otherwise extended pursuant to the terms of the Loan and Security Agreement, provided however, upon the occurrence of either (i) an extension of the due date of our Subordinated Unsecured Promissory Note, dated November 2, 2023 (the “Original Note”), as amended on July 16, 2025 (the “Cleveland Note”), with Cleveland Capital, L.P. (“Cleveland”) to a date no earlier than September 29, 2027, or (ii) the conversion of all of the outstanding obligations under the Cleveland Note into equity of the Company, the maturity date will automatically extend to July 31, 2027. In consideration for the Fifth Amendment, we agreed to pay GBC a non-refundable amendment fee of $112,500.

On September 4, 2025, we entered into Amendment No. 6 to the Loan and Security Agreement (the “Sixth Amendment”), with the effective date of August 31, 2025, which amended certain terms of the Loan and Security Agreement, including (i) modifications to the EBITDA minimum financial covenant, and (ii) an extension of the maturity date from August 31, 2025 to September 15, 2025, subject to acceleration or further extension pursuant to the terms of the Loan and Security Agreement. Upon the closing of the Private Placement (as defined herein) on September 15, 2025, all the outstanding obligations under the Cleveland Note were applied in full towards satisfaction of the subscription by Cleveland in the Private Placement and we entered into a Debt Satisfaction Agreement with Cleveland (the “Debt Satisfaction Agreement”) pursuant to which Cleveland represented full payment and satisfaction of any and all of our obligations due to Cleveland under the Cleveland Note. Upon the conversion of all the outstanding obligations under the Cleveland Note into equity of the Company, the Maturity Date of the Loan and Security Agreement was automatically extended to July 31, 2027 according to the Fifth Amendment.

Our loans and other obligations under the GBC Credit Facility are secured by substantially all of our tangible and intangible assets (including, without limitation, intellectual property) pursuant to the terms of both the July 31, 2023 Loan and Security Agreement and the IP Security Agreement. During the fiscal year ended June 30, 2026, our multiple drawdowns and repayments under the GBC Credit Facility resulted in a net $7.3 million repayment. As of June 30, 2026, the outstanding balance under the GBC Credit Facility was approximately $6.3 million. Our borrowing base changes as qualified collateral fluctuates and, therefore, available funding under the GBC Credit Facility could be substantially lower. As discussed in Note 7 – Line of Credit, on March 31, 2026, we notified GBC that we failed to comply with the minimum EBITDA financial covenant for the trailing three-month period ended February 28, 2026 under the GBC Credit Facility, which resulted in an “event of default” under the GBC Credit Facility. We are working with GBC to negotiate an amendment to the GBC Credit Facility or otherwise obtain a waiver from GBC, but there can be no assurance that we will be able to do so or that we will be able to obtain a waiver from GBC on terms favorable to us or at all. GBC has allowed us to continue to use our line of credit under the GBC Credit Facility while negotiations continue, however, GBC can choose to limit or discontinue availability at any time. In addition, due to our event of default under the GBC Credit Facility, GBC may, at its option, declare its commitments to us terminated and all our obligations under the GBC Credit Facility immediately due and payable, all without demand, notice or further action of any kind required on the part of GBC, and/or exercise other remedies available to it, which include, among other things, its rights as a secured party under the GBC Credit Facility.

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

Engineering and integration experience in lithium-ion for motive applications. Our engineers design, develop, test, and service our advanced lithium-ion energy storage solutions. We have been developing lithium-ion applications for the advanced energy storage market since 2010, starting with products for automotive electric vehicle manufacturers. We believe our engineering experience enables us to develop competitive solutions that meet our customers’ needs currently and in the foreseeable future.

UL Listing. Our goal is to obtain a UL Listing for all of our Packs, and we recently completed the process for our newest source of battery cells. We believe this UL Listing provides us a significant competitive advantage and provides assurance to customers that our technology has been rigorously tested by an independent third party and determined to be safe, durable and reliable.

Original equipment manufacturer (OEM) approvals. Many of our energy storage packs have been tested and approved for use by Toyota Material Handling USA, Inc., and Crown Equipment Corporation, among the top global lift truck manufacturers by revenue according to Material Handling & Logistics. We also provide a “private label” Class 3 Walkie Pallet Pack to two major top-ten forklift OEMs.

Broad product offering and scalable design. We offer energy storage packs for use in a variety of industrial motive applications. We believe that our modular and scalable design enables us to optimize design, inventory and part count to accommodate natural product extensions of our products to meet customer requirements. We have leveraged our Class 3 Walkie Pallet Pack design to develop larger energy storage packs for larger forklifts, GSE Packs and other industrial equipment applications. Natural product extensions, based on our modular and scalable designs, include solar backup power for electric vehicle (“EV”) mobile charging stations and robotic warehouse equipment.

Significant advantages over lead acid and propane-based solutions. We believe that lithium-ion battery systems have significant advantages over existing technologies and will displace lead acid batteries and propane-based solutions in most applications. Relative to lead acid batteries, such advantages include environmental benefits, no water maintenance, faster charge times, greater cycle life, longer run times and less energy used that provide operational and financial benefits to customers. When compared to lead acid solutions, our energy storage solutions do not discharge carbon dioxide in the atmosphere due to lithium chemistry efficiencies. In addition, when compared to propane-based solutions, lithium-ion systems avoid the generation of exhaust emissions and associated odor and environmental contaminates, and maintenance of an internal combustion engine, which has substantially more parts subject to wear than an electric motor.

Proprietary Battery Management System. Critical to our success is our innovative, proprietary and versatile battery management system (“BMS’) that optimizes the performance of our lithium-ion energy solutions and provides a platform for adding new energy storage solution features, including customized telemetry (energy storage solution data and reports available anytime, anywhere) for customers who choose this option. The BMS serves as the brain of the energy storage solution, managing cell balancing, charging, discharging, monitoring and communication between the pack and the forklift. Our “next generation” versatile BMS is currently part of our full product lines and provides significant product features for improved customer productivity. Our BMS also enables ongoing feature development for reduced cost and higher performance. We have included our proprietary telemetry solution, branded “SkyEMS,” which provides real time reports on battery pack performance, health, and remaining useful life.

Our Products

We design, develop, test and sell our energy storage solutions for use in a broad range of lift trucks, industrial equipment including airport GSE and other commercial applications. Within each of these product segments, we offer a range of power and equipment solutions.

Our energy storage solution system design is adaptable with three core design modules used in our entire family of small, medium and large pack forklift products. A scalable modular design allows for core modules to be configured to address a variety of unique power and space requirements. We also have the capability to offer varying chemistries and configurations based on the specific application. Currently, our energy storage packs use lithium iron phosphate (LiFePO4) battery cells, which we source from a single supplier located in China, that meet our power, reliability, safety and other specifications. Our BMS works with several battery configurations providing the flexibility to use battery cells developed and manufactured by other suppliers. We believe we can readily adapt our energy storage packs to incorporate new chemistries as they become available in the future in order to meet changing customer preferences and to reduce the cost of our products.

We also offer 24-volt onboard chargers for our Class 3 Walkie Pallet Packs and smart “wall mounted” chargers for larger applications. Our smart charging solutions are designed to interface with our BMS and integrate easily into most all major chargers in the market.

New Product Updates

During fiscal 2026, we advanced our product portfolio with new designs aimed at addressing customer needs while improving our own manufacturing and service operations, including a comprehensive evaluation of our supply chain sourcing strategy aimed at lowering costs to improve gross profit margins. Notably, we completed a new forklift OEM approval, further supporting our battery sales through an expanded base of approved equipment applications. Product portfolio updates also emphasized higher energy capacities to support longer and more demanding shifts, simplified service access and cost efficiencies. Looking forward, we plan to continue introducing designs that increase part commonality and improve serviceability, which we believe will also enhance gross profit margins.

In fiscal 2025, we introduced the G96, a higher-voltage battery system with greater capacity for intensive applications in the Airline and Aviation industry and we improved our G80 design to simplify maintenance and enhance usability for the ground support equipment industry. Beyond hardware, we began developing and showcasing SkyBMS, our energy management solution, marking a significant step in building a more comprehensive energy ecosystem. These initiatives reflect our commitment to ramping up integrated energy solutions by combining advanced hardware with intelligent software. Our focus is on creating a connected platform that optimizes performance, improves serviceability and expands the long-term value we deliver to customers.

Industry Overview

Historically, lithium-ion battery solutions were unable to compete with lead acid and propane-based solutions in industrial applications on the basis of cost. However, the supply of lithium-ion batteries has rapidly expanded, leading to significant price declines according to BloombergNEF. BloombergNEF estimates that lithium-ion battery prices, which averaged $1,160 per kilowatt hour in 2010, were $156 per kWh in 2019, dropped to $115 per kWh in 2024, and fell an additional 8% in 2025 to $108/kWh. Our unit costs to source of lithium changed materially in 2025 and 2026 as a result of the imposition of tariffs.

We focus on energy storage solutions for industrial equipment and related industrial applications because we believe they represent large and growing markets that are in the early stages of adoption lithium-ion based technology. We apply our scalable, modular designs to natural product extensions in the industrial equipment market. These markets include not only the sale of lithium-ion energy storage solutions for new equipment but also a replacement market for existing lead acid battery packs.

Material Handling Equipment

According to Worldwide Industrial Truck Statistics (“WITS”), new lift truck sales reached approximately 2.4 million units worldwide in 2025. Approximately 435,000 units were sold in the Americas, primarily Canada, the United States and Mexico, spread relatively evenly between electric rider (Class 1 and Class 2), motorized hand (Class 3) and internal combustion engine powered lift trucks (Class 4 and Class 5). The Industrial Truck Association (“ITA”) estimates that electric-powered models represented approximately seventy-one percent (71%) of North American retail orders in 2024 (the latest publicly available information), reflecting the long-term trend of increasing mix of electric products versus internal combustion (propane) engines. Driven by growth in global manufacturing, e-commerce and construction, Research and Markets expects that the global lift truck market will grow at a compound annual growth rate of approximately 7.0% from 2025 through 2030.

Customers

Our customers include OEMs, forklift equipment dealers, battery distributors and end users. Our customers vary from small companies to Fortune 500 companies.

During the fiscal year ended June 30, 2026, we had two major customers that each represented more than 10% of our revenues on an individual basis, and together represented approximately $30,065,000 or 71% of our total revenues. As of June 30, 2026, three customers represented approximately $3,525,000 or 71% of accounts receivable, of which 96% was aged less than 60 days from invoice. During the fiscal year ended June 30, 2025, we had three major customers that each represented more than 10% of our revenues on an individual basis, and together represented approximately $48,288,000 or 73% of our total revenues.

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

Duration of Charge/Run Times. Lithium-based energy storage systems can perform for a longer duration compared to lead acid batteries. Lithium-ion batteries provide up to 50% longer run times than lead acid batteries of comparable capacity, or amps-per-hour rating, allowing equipment to be operated over a long period of time between charges.

High/Sustained Power. Lithium-ion batteries are better suited to deliver high power versus legacy lead acid. For example, a 100Ah lead acid battery will only deliver 80Ah if discharged over a four-hour period. In contrast, a 100Ah lithium-ion system will achieve over 92Ah even during a 30-minute discharge. Additionally, during discharge, the energy storage pack sustains its initial voltage, maximizing the performance of the forklift truck, whereas lead acid voltages, and hence power, decline over the working shift.

Charging Time. Lead acid batteries are limited to one shift a day, as they discharge for eight hours, need eight hours for charging and another eight hours for cooling. For multi-shift operations, this typically requires battery changeout for the equipment. Because lithium batteries can be recharged in as little as one hour and do not degrade when subjected to opportunity charging, hence battery changeout is unnecessary.

Safe Operation. The toxic nature of lead acid batteries presents significant safety and environmental issues in the event of a cell breach. During charging, lead acid batteries emit combustible gases and increase in temperature. Lithium-ion (particularly LFP) batteries do not get as hot and avoid many of the safety and environmental issues associated with lead acid batteries.

Extended Life. The performance of lead acid batteries degrades after approximately 500 charging cycles in industrial equipment applications. In comparison, lithium-ion batteries last up to five times longer in the same application.

Size and Weight. Lithium is about one-third the weight of lead acid for comparable power ratings. Lower weight enables forklift OEMs the ability to optimize the design of the truck based on a smaller footprint for lithium-ion instead of lead acid.

Lower Cost. Lithium-ion energy storage solutions provide power dense solutions with extended cycle life, reduced maintenance and improved operational performance, resulting in lower total cost of ownership.

Less Energy Used. We believe our lithium-ion energy storage solutions use 20-50% less energy based on our internal studies comparing lithium-ion to lead acid.

Selling and Marketing

We sell our products through several different channels including OEMs, lift equipment dealers and battery distributors as well as directly to end users. In the industrial motive market, which includes batteries and power systems to propel heavy-duty material handling and commercial vehicles such as electric forklifts and warehouse pallet trucks, OEMs sell their lift products through dealer networks and directly to end customers. Because of environmental issues associated with lead acid batteries, and to preserve customer choice, industrial lift products are typically sold without a battery pack or an energy storage solution. Equipment dealers source battery packs from battery distributors and battery pack suppliers based on demand or in response to customer specifications. End customers may specify a specific type and manufacturer of battery pack to the equipment dealer or may purchase battery packs from battery distributors or directly from battery suppliers.

Our direct sales team covers major geographies throughout North America and collaborates with our sales channel partners who have an established customer base. We plan to expand our direct sales team to support future sales growth. In addition, we have developed a nationwide sales network of relationships with equipment OEMs, their dealers, and battery distributors. To support our products, we have a nationwide network of service providers, typically forklift equipment dealers and battery distributors who provide local customer service to large customers. We also maintain a customer support center and provide Tech Bulletins and training to our service and sales network out of our corporate headquarters. We have partnered with an experienced GSE distributor to market our lithium-ion energy storage solutions for airport GSE.

Manufacturing and Assembly

Rather than manufacture our own battery cells, our battery cells are currently sourced from one manufacturer located in China. We source the remainder of the components primarily from numerous vendors in the United States. Despite such flexibility, we have experienced occasional supply interruptions in the past, and more recently, we have been forced to navigate supply chain and transportation issues stemming from the global pandemic and tariffs. Where possible, we have diversified our base of suppliers, and we will continue these efforts to minimize future global supply chain disruptions. Using Lean Manufacturing principles, our final assembly, testing and shipping of our energy storage solutions are completed within our ISO 9001 certified facility in Vista, California, which includes six assembly lines.

We are continuing to monitor and test potential new battery cell technologies on an ongoing basis to help mitigate our supply chain risks. Our BMS was developed to be agnostic to both a battery’s lithium-ion chemistry and cell manufacturer which should provide greater flexibility to our diversification alternatives.

We buy chargers from several sources, including a U.S. based supplier. Additionally, we are a qualified dealer for a well-known manufacturer of “high capacity, modular, smart chargers” which support our larger packs.

Research and Development

Our engineers design, develop, test, and service our advanced lithium-ion energy storage solutions at our company headquarters in Vista, California. We believe our strengths include our core competencies and capabilities in designing and developing proprietary technology for our BMS, lean manufacturing processes, systems engineering, engineering application and software engineering for both energy storage solutions and telemetry. We believe that our ability to develop new features and technology for our BMS is essential to our growth strategy.

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

Competition

Our competitors in the lift equipment market in years past have been primarily major lead acid battery manufacturers, including Stryten Energy, East Penn Manufacturing Company, EnerSys Corporation, and Crown Battery Corporation. However, more recently our potential customer base has become increasingly aware of the performance, lifetime cost and environmental advantages of lithium-ion solutions. Our competitors offering lithium-ion solutions include Electrovaya, EnerSys, Ethium by EControls, Green Cubes Technology and Stromcore Energy. The increasing market activity reflects the double-digit sales growth of lithium-ion based solutions. The sales channel includes equipment dealers, OEMs and battery distributors.

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

Intellectual Property

Our success depends, at least in part, on our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of patents, trade secrets, including know-how, employee and third-party nondisclosure agreements, copyright laws, trademarks, intellectual property licenses and other contractual rights to establish and protect our proprietary rights in our technology. In addition to such factors as innovation, technological expertise and experienced personnel, we believe that a strong patent position is important to remain competitive.

As of June 30, 2026, we have three issued U.S. patents pertaining to advanced technology related to lithium-ion energy storage solutions. The technology behind these three patents is designed to:

●	increase battery life by optimizing the charging cycle;

●	give users a better understanding of the health of their battery in use; and

●	apply artificial intelligence to predictively balance the cells for optimal performance.

We have obtained U.S. federal trademark registrations for Flux, Flux Power, Flux Power logo, Lift and SkyBMS. We have a pending application to register SkyEMS. We also believe that we have common law trademark rights to certain marks in addition to those which we have registered.

Suppliers

We obtain components and supplies included in our products from a group of suppliers. We do not manufacture the battery cells used in our energy storage solutions. Our battery cells, which are an integral part of our energy storage solutions, are sourced from a single manufacturer located in China. In response to business uncertainties resulting from tariffs and increased tariff levels imposed by the U.S. government on goods imported into the U.S., we temporarily paused imports from our supplier in China. The pause was short-lived as both parties quickly agreed to modified terms. At this time, neither the pause in shipments nor the modified terms have materially affected our operations. However, further escalation of tariffs between the U.S. and China could have a material effect on our ability to cost-effectively source from our supplier in China.

During the fiscal year ended June 30, 2026, we had one supplier who accounted for more than 10% of our total purchases, which represented approximately $7,002,000 or 20% of our total purchases. During the fiscal year ended June 30, 2025, we had one supplier who accounted for more than 10% of our total purchases, which represented approximately $15,902,000 or 28% of our total purchases.

Government Regulations

Product Safety Regulations

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

Environmental Regulation

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

Moreover, Federal, state, and local governments may enact additional regulations relating to the manufacture, storage, transportation and disposal of components of advanced energy storage systems. Compliance with such additional regulations could require us to devote significant time and resources and could adversely affect demand for our products. There can be no assurance that additional or modified regulations relating to the manufacture, storage, transportation and disposal of components of advanced energy systems will not be imposed.

Occupational Safety and Health Regulations

The California Division of Occupational Safety and Health (Cal/OSHA) and other regulatory agencies have jurisdiction over the operations of our Vista, California facility. Because of the risks generally associated with the assembly of advanced energy storage systems, we expect rigorous enforcement of applicable health and safety regulations. Frequent audits by, or changes in, the regulations issued by Cal/OSHA or other regulatory agencies with jurisdiction over our operations may cause unforeseen delays and require significant time and resources from our technical staff.

Human Capital Resources

As of June 30, 2026 and 2025, we had 70 and 101 employees, respectively. We engage outside consultants to assist our efforts in business development, operations, finance and other functions from time to time. None of our employees is currently represented by a trade union.

Corporate Office

Our corporate headquarters and production facility occupies approximately 63,200 square feet and is located in Vista, California. Our production facility is ISO 9001 certified. The telephone number at our principal executive office is (760)-741-FLUX or (760)-741-3589.

Other Information

The Company website Internet address is www.fluxpower.com. We make available on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Other than the information expressly set forth in this annual report, the information contained, or referred to, on our website is not part of this annual report.

The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, such as us, that file electronically with the SEC.

ITEM 1A - RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the summary of risk factors described below, together with all of the other information included in this Form, before making an investment decision. If any of the following risks actually occur, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You also should read the section entitled “Special Note Regarding Forward Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this Form. The risk factors below do not address all the risks relating to securities, business and operations and financial condition.

Risk Factors Relating to Our Business

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements included in this Report. Our audited financial statements at June 30, 2026, and for the year then ended, were prepared assuming that we will continue as a going concern.

Management has evaluated our expected cash requirements, including investments in additional selling, general and marketing, research and development, capital expenditures and working capital requirements, and believes our existing cash, along with the forecasted gross margin and the proceeds that we believe are available under the Committed Equity Facility, will not be sufficient to meet our anticipated capital requirements to fund planned operations for the next twelve months following the filing date of this Report. As described below, our ability to continue as a going concern is partially contingent upon the availability of the GBC Credit Facility, which may become unavailable due to a covenant breach by the Company.

This Report includes an explanatory paragraph stating that our current liquidity position and projected cash needs raise substantial doubt about our ability to continue as a going concern, along with management’s assessment and strategies. The perception that we may not be able to continue as a going concern may make it difficult for us to raise new funds and to operate our business due to concerns about our ability to meet our contractual obligations. There is no assurance that sufficient financing will be available when needed or on reasonable terms to allow us to continue our operations. Our ability to continue as a going concern is contingent upon, among other factors, the availability of the GBC Credit Facility or obtaining alternate financing. As discussed in Note 7 – Line of Credit, on March 31, 2026, we notified GBC that we failed to comply with the minimum EBITDA financial covenant for the trailing three-month period ended February 28, 2026 under the GBC Credit Facility, which resulted in an “event of default” under the GBC Credit Facility. While GBC has allowed us to continue to use our line of credit under the GBC Credit Facility despite our event of default, GBC can choose to limit or discontinue availability at any time. In addition, due to our event of default under the GBC Credit Facility, GBC may, at its option, declare its commitments to us terminated and all our obligations under the GBC Credit Facility immediately due and payable, all without demand, notice or further action of any kind required on the part of GBC, and/or exercise other remedies available to it, which include, among other things, its rights as a secured party under the GBC Credit Facility. Since GBC can choose to limit our access to our line of credit under the GBC Credit Facility and/or call the debt at any time, substantial doubt exists about our ability to continue as a going concern. While we have entered into the CEF Purchase Agreement with Roth Principal Investments as a potential source of financing, we can only direct Roth Principal Investments to purchase shares of our common stock pursuant to the CEF Purchase Agreement if the closing sale price of our common stock on the prior trading day exceeds the Threshold price. On August 14, 2026, the closing sale price of our common stock on the Nasdaq Capital Market was $0.595 and there can be no assurances that our common stock will continue to trade above the Threshold Price. We cannot provide any assurance that we will be able to raise additional capital.

We are currently in default under the Revolving Note under the GBC Credit Facility, and such default could adversely affect our business, financial condition, results of operations or liquidity.

Our loans and other obligations under the GBC Credit Facility are secured by substantially all of our tangible and intangible assets, including, without limitation, intellectual property, pursuant to the terms the Loan and Security Agreement with GBC and the IP Security Agreement. The GBC Credit Facility is evidenced by a revolving note (the “Revolving Note”), which maturity date was automatically extended to July 31, 2027 (the “Maturity Date”), upon the conversion of all the outstanding obligations under the Cleveland Note into equity of the Company at the closing of the Private Placement on September 15, 2025. Provided that there is no event of default, the Maturity Date can automatically be extended for one (1) year period upon payment of a renewal fee for each such extension in the amount of three-quarters of one percent (0.75%) of the Revolving Loan Commitment (as defined below), which fee will be due and payable on or before the applicable Maturity Date. The holder of the Revolving Note is entitled to all of the benefits and security provided for in the Loan and Security Agreement. All Revolving Loans shall be repaid by us on the Maturity Date, unless payable sooner pursuant to the provisions of the Loan and Security Agreement. As a secured party, upon an event of default, GBC will have a first priority right to the collateral granted to them under the Loan and Security Agreement and IP Security Agreement, and we may lose our ownership interest in the assets pledged as security interest.

As discussed in Note 7 – Line of Credit, on March 31, 2026, we notified GBC that we failed to comply with the minimum EBITDA financial covenant for the trailing three-month period ended February 28, 2026 under the GBC Credit Facility, which resulted in an “event of default” under the GBC Credit Facility. While GBC has allowed us to continue to use our line of credit under the GBC Credit Facility despite our event of default, GBC can choose to limit or discontinue availability at any time. In addition, due to our event of default under the GBC Credit Facility, GBC may also, at its option, declare its commitments to us terminated and all our obligations under the GBC Credit Facility immediately due and payable, all without demand, notice or further action of any kind required on the part of GBC, and/or exercise other remedies available to it, which include, among other things, its rights as a secured party under the GBC Credit Facility. If GBC were to terminate their commitments under the GBC Credit Facility and foreclose against substantially all our assets, we would likely be forced to seek bankruptcy protection and our investors could lose the full value of their investment in our Common Stock. As such, our loss of access to our line of credit under the GBC Credit Facility or our collateral will have a material adverse effect on our operations, business and financial condition.

We will need to raise additional capital or financing to continue to execute and expand our business.

We expect that our existing cash, additional funding which we believe is available under our GBC Credit Facility, additional proceeds we believe are available under the Committed Equity Facility, and cash generated from our operations, will not be sufficient to meet our anticipated capital resources and to fund our planned operations for the next twelve months (see Liquidity and Financial Condition in Note 2 – Summary of Significant Accounting Policies to the audited consolidated financial statements for additional information). Further, the use of our GBC Credit Facility remains subject to performance metrics, certain restrictions and compliance with loan covenants. As discussed in Note 7 – Line of Credit, on March 31, 2026, the Company notified GBC that the Company failed to comply with the minimum EBITDA financial covenant for the trailing three-month period ended February 28, 2026 under the GBC Credit Facility, which resulted in an “event of default” under the GBC Credit Facility. We are working with GBC to negotiate an amendment to the GBC Credit Facility or otherwise obtain a waiver from GBC. GBC has allowed us to continue to use our line of credit under the GBC Credit Facility while negotiations continue, however, GBC can choose to limit or discontinue availability at any time. We continue to work with Gibraltar Capital to renegotiate the terms of the GBC Credit Facility; however, there can be no assurance that we will be able to do so or that we will be able to obtain a waiver from GBC on terms favorable to us or at all. In addition, due to our event of default under the GBC Credit Facility, GBC may also, at its option, declare its commitments to us terminated and all our obligations under the GBC Credit Facility immediately due and payable, all without demand, notice or further action of any kind required on the part of GBC, and/or exercise other remedies available to it, which include, among other things, its rights as a secured party under the GBC Credit Facility. While we have entered into the CEF Purchase Agreement with Roth Principal Investments as a potential source of financing, we can only direct Roth Principal Investments to purchase shares of our common stock pursuant to the CEF Purchase Agreement if the closing sale price of our common stock on the prior trading day exceeds the Threshold price of $0.50. On August 14, 2026, the closing sale price of our common stock on the Nasdaq Capital Market was $0.595 and there can be no assurances that our common stock will continue to trade above the Threshold Price. In addition, should there be any delays in the receipts of key component parts, due in part to supply chain disruptions, our ability to fulfil the backlog of sales orders will be negatively impacted resulting in lower availability of cash resources from operations. We may be required to access other forms of capital to support our operations and execute our business plan by issuing equity or convertible debt securities, or by entering into another form of structured financing or strategic transaction. Our ability to access such forms of capital will be impacted by investor confidence in our business strategy as well as market conditions. In addition, our failure to timely file our amendment on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended June 30, 2025 means that we currently are ineligible to use a registration statement on Form S-3. We will not be eligible to use a registration statement on Form S-3 again until we have timely filed all materials and reports required to be filed pursuant to Section 13, 14 or 15(d) of the Securities Exchange Act of 1934 for a period of at least twelve (12) calendar months immediately preceding the filing of a new registration statement on Form S-3. The inability to use a Form S-3 registration statement will limit our ability to raise capital through sales of our securities in a timely and cost-efficient manner.

In the event we are required to obtain additional funds, there is no guarantee that additional funds will be available on a timely basis or on acceptable terms. To the extent that we raise additional funds by issuing equity or convertible debt securities, our stockholders may experience additional dilution, and such financing may involve restrictive covenants. Newly issued securities may include preferences, superior voting rights and the issuance of warrants or other convertible securities that will have additional dilutive effects. We cannot assure you that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. Further, we may incur substantial costs in pursuing future capital and/or financing. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition and results of operations. Our ability to obtain needed financing may be impaired by such factors as the weakness of capital markets and the fact that we have not been profitable, which could impact the availability and cost of future financings. If such funds are not available when required, management will be required to curtail investments in additional sales and marketing and product development, which may have a material adverse effect on future cash flows and results of operations.

We have a history of losses and negative working capital.

For the fiscal years ended June 30, 2026 and 2025, we had net losses of $7.4 million and $6.7 million, respectively. We have historically experienced net losses and until we generate sufficient revenue, we anticipate that we will continue to experience losses in the near future.

As of June 30, 2026 and 2025, we had a cash balance of $0.3 million and $1.3 million, respectively. We currently believe that our existing cash balances and cash resources from operations will not be sufficient to fund our existing and planned operations for the next twelve months. Until such time as we generate sufficient cash to fund our operations, we will need additional capital to continue our operations thereafter.

We have historically relied on equity financing, including our Committed Equity Facility, borrowings under short-term loans with related parties, credit facilities and/or cash resources from operating activities to fund our operations. Specifically, we have relied heavily on the GBC Credit Facility, and while GBC has continued to grant us access to our line of credit under the GBC Credit Facility despite our covenant default thereunder, there can be no assurance that we will be able to maintain access to our line of credit under the GBC Credit Facility, obtain additional funds via a new facility or that funds will be available on terms acceptable to us, if at all. Failure to maintain access to our line of credit under the GBC Credit Facility without a replacement facility would have material adverse impact on our operations.

While we recently entered into the CEF Purchase Agreement with Roth Principal Investments as a potential source of financing, we can only direct Roth Principal Investments to purchase shares of our common stock pursuant to the CEF Purchase Agreement if the closing sale price of our common stock on the prior trading day exceeds the Threshold Price. There can be no assurances that our common stock will continue to trade above the Threshold Price and we will be able to continue to use the Committed Equity Facility as a source of financing.

If we were to access additional capital via an equity or equity-linked financing, including under the Committed Equity Facility, such funding would result in dilution of the ownership interests of our current stockholders. If funds are not available on acceptable terms, we may be required to curtail our operations or take other actions to preserve our cash, which may have a material adverse effect on our future cash flows and results of operations.

The U.S. government is currently imposing increased tariffs on certain products imported into the U.S., which includes lithium-ion batteries and other component parts, which may have an adverse impact on our future operating results.

The lithium-ion battery industry has been subjected to tariffs implemented by the United States government on goods imported from China. Since all of our lithium-ion battery cells are manufactured in China, current and potential tariffs on lithium-ion battery cells imported by us from China have increased and could continue to increase our costs, require us to further increase prices to our customers or, if we are unable to sufficiently increase our prices to offset the tariff costs, result in lower gross margins on the products sold by us. In April 2025, the U.S. government increased import tariffs across a wide range of countries at various rates, including on product imports from almost all countries and individualized higher tariffs on certain countries. Some of these tariffs have since been followed by announcements of limited exemptions and temporary pauses and all have been affected by various circuit court decisions and a key decision by the U.S. Supreme Court, which invalidated certain tariffs. In response to the U.S. Supreme Court ruling, the current administration debuted a system for repaying importers for tariffs struck down by the U.S. Supreme Court while also announcing the implementation of new tariffs under an alternative statutory authority. Upon the expiration of such tariffs, the current administration announced new tariffs under a different statutory authority. The full impact of the U.S. Supreme Court’s ruling and the administration’s response, including the timing and extent of any refunds and the impact of the new tariffs, remains uncertain. Based on the tariffs enacted and currently in effect, we have incurred and anticipate incurring incremental tariff costs, additional costs that we may incur on component parts for our battery backs, and costs as a result of import pauses on certain of our product imports and supply-chain interruptions. The uncertain impacts of higher tariffs on global economies and corporate cost structures have also led to order delays by customers. As a result of such developments, we are actively seeking alternative sourcing arrangements. If we are unable to diversify our supply chain and reduce China sourcing, we remain subject to substantial potential exposure to tariffs, which would have significant impacts on our cost structure and product margins.

We also import a portion of our raw materials and components from other countries that are subject to import tariffs imposed by the U.S. government. These tariff changes and subsequent retaliatory actions have increased, with the potential to continue to increase, product costs for us. China has already imposed tariffs on a wide range of American products in retaliation for the American tariffs on steel and aluminum. Any resulting escalation of trade tensions, including any further escalation of “trade wars” with other countries, could have a significant adverse effect on world trade and the world economy, lead to disruptions in our supply chain, and as such, adversely impact our results of operations.

While we believe that tariffs have already negatively impacted our revenues, profitability and cash flows, at this time, we cannot predict how such enacted tariffs will continue to impact our business and operations. The imposed tariffs on components imported by us from China or additional tariffs on other countries where we source components necessary for our products could have a material adverse effect on our business and results of operations. In addition, any changes in tariffs or additional restrictions on various products may be announced with little or no advance notice. The adoption and expansion of tariffs or other trade restrictions, increasing trade tensions, or other changes in governmental policies related to tariffs, trade agreements, products or policies are difficult to anticipate or predict, which makes it difficult for us to operate optimally. If we are unable to navigate further changes in U.S. or international trade policy, it could have a material adverse impact on our business and results of operations. We are closely monitoring potential changes in international trade policy and actively assessing the current and potential future impacts of these and other trade policy changes on our business operations and financial performance.

Economic conditions may adversely affect consumer spending and the overall general health of our customers, which, in turn, may adversely affect our financial condition, results of operations and cash resources.

Uncertainty about the current and future global economic conditions have caused and may continue to cause our customers to defer purchases or cancel purchase orders for our products in response to tighter credit, decreased cash availability and weakened consumer confidence. Our financial success is sensitive to reductions or cancellations of purchase orders for our products by our customers and other affects from changes in general economic conditions, both globally and nationally. Recessionary economic cycles, higher interest borrowing rates, higher fuel and other energy costs, inflation, increases in commodity prices, higher levels of unemployment, higher consumer debt levels, higher tax rates and other changes in tax laws or other economic factors that have affected and may continue to affect consumer spending or buying habits could continue to adversely affect the demand for our products. If credit pressures or other financial difficulties result in insolvency for our customers, it could adversely impact our financial results. There can be no assurances that government and consumer responses to the disruptions in the financial markets will restore consumer confidence.

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

In the near term, this relationship with our primary manufacturer is a critical component in our business and operations. To date, we have no qualified alternative sources for our battery cells, although we research and assess cells from other suppliers on an ongoing basis. We are currently actively assessing our options to diversify suppliers for our battery cells to lessen this concentration. However, qualifying new battery cell suppliers may be time-consuming and costly. In addition, any new battery cell would also require us to obtain a new UL listing, which could further extend the timeframe for introducing new products.

In response to business uncertainties resulting from tariffs and increased tariff levels imposed by the U.S. government on goods imported into the U.S., we temporarily paused imports from our supplier in China in 2025. The pause was short-lived as both parties quickly agreed to modified terms. At this time, the modified terms have not materially affected our operations and we expect to continue sourcing and importing our battery cells from this supplier. However, further escalation of tariffs between the U.S. and China could have a material effect on our ability to cost-effectively source from our supplier in China, which could materially affect our business and operations.

The restatement of our previously issued financial statements has had a material adverse impact on us, including increased costs, loss of investor confidence, the increased possibility of legal or administrative proceedings and non-compliance with the Nasdaq listing rules.

In connection with our previous financial restatements, we are subject to a number of additional risks and uncertainties. Although the matters were substantially resolved, we have incurred unanticipated past costs for accounting, legal and consultancy fees in connection with the restatements and our internal investigation. The resolution of these matters may affect costs associated with the indemnification of our officers and directors, and has damaged our reputation and adversely affected our stock price. For additional information regarding certain of the matters in which we are involved, see Recent Developments - Resolution of Legal Proceedings contained in Item I – Business of this Form.

We are subject to litigation and legal proceedings which could adversely affect our business, financial condition, results of operations or cash flows.

We are subject to lawsuits, legal proceedings and claims in the normal course of our business, which can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. We have in the past and we are currently the subject of complaints alleging violations of various laws, including but not limited to certain employment lawsuits, which are further described under the heading “Legal Proceedings” elsewhere in this Form, and in the future could also be subject to other proceedings. These proceedings and any other regulatory proceedings or actions may be time consuming, could cause us to incur significant defense costs and could damage our reputation or adversely affect our stock price. Any adverse ruling or unfavorable resolution in any legal or regulatory proceeding or action could have a material adverse effect on our business, operating results or financial condition. For additional information regarding certain of the matters in which we are involved, see Recent Developments - Resolution of Legal Proceedings contained in Item I – Business of this Form.

We have previously identified material weaknesses in our internal control over financial reporting, which management has remediated. If we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and stock price.

Based on management’s evaluation of our disclosure controls and procedures as of June 30, 2026, we remediated the material weaknesses in our internal controls over financial reporting. The material weaknesses were based on our ineffective oversight of our internal control over financial reporting and a lack of sufficient personnel resources with technical accounting expertise related to certain aspects of the financial reporting process. Such weaknesses were remediated by the implementation of specific and effective procedures, as well as with the addition of a new Chief Financial Officer and additional highly-qualified accounting personnel. Additionally, management intends to continue the use of third-party consultants and technical accounting experts to monitor measures designed to maintain our internal control over financial reporting.

We are committed to maintaining our internal control over the financial reporting process. However, there can be no assurance that additional material weaknesses will not arise in the future. If we are unable to maintain effective internal control over financial reporting, our ability to record, process and report financial information in a timely manner and accurately could be adversely affected and could result in a material misstatement in our financial statements, which could subject us to litigation or investigations, require management resources, increase our expenses, negatively affect investor confidence in our financial statements and adversely impact the trading price of our common stock.

Backlog may not be indicative of future operating results.

Our backlog consists of purchase orders from customers that we expect to fulfill in future periods. Backlog is not a measure defined by generally accepted accounting principles and is not a measure of contract profitability. Our methodology for determining backlog may not be comparable to methodologies used by other companies in determining their backlog amounts.

Backlog may not be indicative of future operating results because orders included in backlog may be delayed, modified, cancelled or deferred by customers, and the timing of revenue recognition from backlog depends on our ability to source battery cells and other key components, manufacture and test our products, obtain required customer approvals and deliver products on schedule. In particular, our lithium-ion energy storage solutions depend on the availability of battery cells, electronic components and other materials, including components sourced from suppliers outside the United States. If we experience supply chain disruptions, tariff-related cost increases, manufacturing delays, labor constraints, quality issues, changes in customer demand or customer-requested delivery changes, we may be unable to convert backlog into revenue when anticipated or at all. As a result, backlog may fluctuate significantly from period to period and should not be relied upon as a reliable indicator of future revenues, results of operations or cash flows.

We are dependent on a few customers for the majority of our net revenues, and our success depends on demand from OEMs and other users of our battery products.

Historically a majority of our product sales have been generated from a small number of OEMs and customers, including two customers who, on an aggregate basis, made up 71% of our sales for the fiscal year ended June 30, 2026, and three customers who, on an aggregate basis, made up 73% of our sales for the fiscal year ended June 30, 2025. As a result, our success depends on continued demand from this small group of customers and their willingness to incorporate our battery products in their equipment. The loss of a significant customer would have an adverse effect on our revenues. For example, our revenues in fiscal 2026 were negatively impacted by our largest customer within material handling significantly cutting their capital expense budget. There is no assurance that we will be successful in our efforts to convince end users to accept our products. Our failure to gain acceptance of our products could have a material adverse effect on our financial condition and results of operations.

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

If one of our products were to cause injury to someone or cause property damage, including as a result of product malfunctions, defects, or improper installation, then we could be exposed to product liability claims. We could incur significant costs and liabilities if we are sued and if damages are awarded against us. Further, any product liability claim we face could be expensive to defend and could divert management’s attention. The successful assertion of a product liability claim against us could result in potentially significant monetary damages, penalties or fines, subject us to adverse publicity, damage our reputation and competitive position, and adversely affect sales of our products. In addition, product liability claims, injuries, defects or other problems experienced by other companies in the battery industry could lead to unfavorable market conditions for the industry as a whole, and may have an adverse effect on our ability to attract new customers, thus harming our growth and financial performance. Although we carry product liability insurance, it may be insufficient in amount to cover our claims.

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

Our success depends on our ability to develop new products and capabilities that respond to customer demand, industry trends or actions by our competitors, and failure to do so may cause us to lose our competitiveness in the battery industry and may cause our profits to decline.

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

The research and development of new products and technologies is costly and time consuming, and there are no assurances that our research and development efforts will be either successful or completed within anticipated timeframes, if at all. Our failure to technologically evolve and/or develop new or enhanced products may cause us to lose competitiveness in the battery market. In addition, in order to compete effectively in the renewable battery industry, we must be able to launch new products to meet our customers’ demands in a timely manner. However, we cannot provide assurance that we will be able to install and certify any equipment needed to produce new products in a timely manner, or that the transitioning of our manufacturing facility and resources to full production under any new product programs will not impact production rates or other operational efficiency measures at our manufacturing facility. In addition, new product introductions and applications are risky and may suffer from a lack of market acceptance, delays in related product development and failure of new products to operate properly. Any failure by us to successfully launch new products, or a failure by us to meet our customers’ criteria in order to accept such products, could adversely affect our results.

Our business will be adversely affected if we are unable to protect our intellectual property rights from unauthorized use or infringement by third parties.

Any failure to protect our intellectual proprietary rights could result in our competitors offering similar products, potentially resulting in the loss of some of our competitive advantage and a decrease in our revenue, which would adversely affect our business, prospects, financial condition and operating results. Our success depends, at least in part, on our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of patents, patent applications, trade secrets including know-how, employee and third-party nondisclosure agreements, copyright laws, trademarks, intellectual property licenses and other contractual rights to establish and protect our proprietary rights in our technology.

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

Our granted patents may not be enforceable, which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours.

We cannot be certain that we are the first creator of inventions covered by pending patent applications or the first to file patent applications on these inventions, nor can we be certain that any of our issued patents will afford protection against a competitor. Furthermore, some foreign countries provide significantly less effective patent enforcement than in the United States.

The status of patents involves complex legal and factual questions and the breadth of claims allowed is uncertain. As a result, we cannot be certain that our patents and any patents that may be issued to us in the future will afford protection against competitors with similar technology. In addition, patents issued to us may be infringed upon or designed around by others and others may obtain patents that we need to license or design around, either of which would increase costs and may adversely affect our business, prospects, financial condition and operating results.

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

We believe that our success is largely dependent upon the continued service of the members of our senior management team, who are responsible for establishing our corporate strategies and focus, for overseeing the execution of our business strategy and for ensuring our continued growth. Our continued success will depend on our ability to attract and retain a qualified and competent management team in order to manage our existing operations and support our expansion plans. If any of the members of our senior management team are unable or unwilling to continue in their present positions, we may not be able to replace them readily. Therefore, our business may be severely disrupted, and we may incur additional expenses to recruit and retain their replacement. In addition, if any of the members of our senior management team joins a competitor or forms a competing company, we may lose some of our customers.

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

There have been changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new regulations promulgated by the SEC and rules promulgated by the national securities exchanges. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result, our efforts to comply with evolving laws, regulations and standards are likely to continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. Members of our Board of Directors and our chief executive officer and chief financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified directors and executive officers, which could harm our business. If the actions we take in our efforts to comply with new or changed laws, regulations and standards differ from the actions intended by regulatory or governing bodies, we could be subject to liability under applicable laws or our reputation may be harmed.

In addition, Sarbanes-Oxley specifically requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of Sarbanes-Oxley. Our testing, or the subsequent testing by our independent registered public accounting firm, when required, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

We may face significant costs relating to environmental regulations for the storage and shipment of our lithium-ion energy storage solutions.

Federal, state, and local regulations impose significant environmental requirements on the manufacture, storage, transportation, and disposal of various components of advanced energy storage systems. Although we believe that our operations are in material compliance with applicable environmental regulations, there can be no assurance that changes in such laws and regulations will not impose costly compliance requirements on us or otherwise subject us to future liabilities. Moreover, Federal, state, and local governments may enact additional regulations relating to the manufacture, storage, transportation, and disposal of components of advanced energy storage systems. Compliance with such additional regulations could require us to devote significant time and resources and could adversely affect demand for our products. There can be no assurance that additional or modified regulations relating to the manufacture, storage, transportation and disposal of components of advanced energy systems will not be imposed.

Natural disasters, public health crises, political crises and other catastrophic events or other events outside of our control may damage our sole facility or the facilities of third parties on which we depend, and could impact consumer spending.

Our sole production facility is located in southern California near major geologic faults that have experienced earthquakes in the past. An earthquake or other natural disaster or power shortages or outages could disrupt our operations or impair critical systems. Any of these disruptions or other events outside of our control could affect our business negatively, harming our operating results. In addition, if our sole facility, or the facilities of our suppliers, third-party service providers or customers is affected by natural disasters, such as earthquakes, tsunamis, power shortages or outages, floods or monsoons, public health crises such as pandemics and epidemics, political crises such as terrorism, war, political instability or other conflict, or other events outside of our control, our business and operating results could suffer. Moreover, these types of events could negatively impact consumer spending in the impacted regions or, depending upon the severity, globally, which could adversely impact our operating results. Similar disasters occurring at our vendors’ manufacturing facilities could impact our reputation and our consumers’ perception of our brands.

Security breaches, loss of data and other disruptions could compromise sensitive information related to our business, prevent us from accessing critical information or expose us to liability, which could adversely affect our business and our reputation.

We utilize information technology systems and networks to process, transmit and store electronic information in connection with our business activities. As the use of digital technologies has increased, cyber incidents including deliberate attacks and attempts to gain unauthorized access to computer systems and networks and divert financial resources have increased in frequency and sophistication. These threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data, all of which are vital to our operations and business strategy. There can be no assurance we will succeed in preventing cyber-attacks or successfully mitigating their effects.

Despite implementing security measures, any of the internal computer systems belonging to us or our suppliers are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failure. Any system failure, accident, security breach or data breach that causes interruptions could result in a material disruption of our product development programs. Further, our information technology and other internal infrastructure systems, including firewalls, servers, leased lines and connection to the Internet face the risk of systemic failure, which could disrupt our operations. If any disruption or security breach results in a loss or damage to our data or applications or an inappropriate disclosure of confidential or proprietary information, we may incur resulting liability and competitive position may be adversely affected, and the further development of our products may be delayed. Furthermore, we may incur additional costs to remedy the damage caused by these disruptions or security breaches.

Risks Related to Our Common Stock and Market

We are not currently in compliance with the Rule 5550(a) continued listing requirements and the Staff of Nasdaq is continuing to monitor our compliance with the Rule 5550(b) continued listing requirements for the Nasdaq Stock Market. If we fail to regain compliance with the Rule 5550(a) continued listing requirements or to continue to meet at least one of the Rule 5550(b) continued listing requirements, our common stock may be delisted, which could affect the market price of our common stock, hurt your ability to sell your shares and negatively impact our ability to access the capital markets.

As previously disclosed, on July 24, 2026, the Staff of Nasdaq notified us that we did not comply with the Minimum Bid Price Requirement. The July 2026 Notice has no effect on the listing of our common stock at this time, and our common stock continues to trade on the Nasdaq Capital Market under the symbol “FLUX”. Under Nasdaq Listing Rule 5810(c)(3)(A), we have 180 calendar days following the date of the July 2026 Notice to regain compliance with the Minimum Bid Price Requirement. If at any time during the Compliance Period the closing bid price of our common stock is at least $1.00 for a minimum of 10 consecutive business days, we will regain compliance with the Minimum Bid Price Requirement and our common stock will continue to be eligible for listing on the Nasdaq Capital Market absent noncompliance with any other requirement for continued listing.

If we do not regain compliance with the Minimum Bid Price Requirement by the end of the Compliance Period, we may be afforded an additional 180 calendar days to regain compliance with the Minimum Bid Price Requirement if on the last day of the Compliance Period we are in compliance with the market value of publicly held shares requirement for continued listing as well as all other standards for initial listing of our common stock on the Nasdaq Capital Market (other than the Minimum Bid Price Requirement), unless we do not indicate our intent to cure the deficiency or if it appears to Nasdaq that it is not possible for us to cure the deficiency.

If we do not regain compliance with the Minimum Bid Price Requirement by the end of the Compliance Period or the Additional Compliance Period, if applicable, our common stock will be subject to delisting.

We intend to monitor the closing bid price of our common stock and may, if appropriate, consider implementing available options to regain compliance with the Minimum Bid Price Requirement, including the implementation of a reverse stock split. There can be no assurance that we will regain compliance within the Minimum Bid Price Requirement during the Compliance Period or secure an Additional Compliance Period to regain compliance.

In addition, we have failed to comply with the Nasdaq continued listing requirements in the past. Nasdaq requires that for continued listing on the Nasdaq Capital Market, we must meet all the requirements set forth in Rule 5550(a) and at least one of the standards set forth in Rule 5550(b). The standards set forth in 5550(b) include (i) the Stockholders’ Equity Requirement, (ii) the Market Equity Requirement, or (iii) the Net Income Requirement. As previously disclosed, on January 31, 2025 the Staff of Nasdaq notified us that we did not comply with the Stockholders’ Equity Requirement. On March 17, 2025, we filed our plan with Nasdaq to regain compliance with the Stockholders’ Equity Requirement, which included requesting an extension through July 30, 2025. On July 31, 2025, due to non-compliance with the Stockholders’ Equity Requirement, the Staff informed us that trading of the Company’s common stock would be suspended at the opening of business on August 11, 2025 unless we requested an appeal of the Staff’s determination to the Panel. We requested an appeal hearing with the Panel, and the Panel determined to grant us an exception to demonstrate compliance with the Stockholders’ Equity Requirement and granted us our request for continued listing, which extension was subject to, among other requirements, the Company demonstrating compliance with the Stockholder’s Equity Requirement on or before October 31, 2025. However, on October 14, 2025, we received a notification from the Staff of Nasdaq that we had regained compliance with Nasdaq’s continued listing rules because we met the Market Equity Requirement. The October 2025 Notification also provided that, for a period of one year, the Staff of Nasdaq will monitor our compliance with the continued listing requirements. If, during such one-year period, we fail to comply with Rule 5550(b), the Staff of Nasdaq will issue a delist determination letter and we will have an opportunity to request a new hearing. As of June 30, 2026, we satisfied the Stockholder’s Equity Requirement, however, we can provide no assurances that we will be able to continue to comply with the Stockholder’s Equity Requirement. We no longer satisfy the Market Equity Requirement.

We cannot assure you that we will be able to regain compliance with the Minimum Bid Price Requirement or continue to comply with at least one of the Rule 5550(b) continued listing requirements. Our failure to meet these requirements may result in our common stock being delisted from the Nasdaq Capital Market. There can be no assurance that our common stock will continue to trade on the Nasdaq Capital Market or trade on the over-the counter markets or any public market in the future. In the event our common stock is delisted, our stock price and market liquidity of our stock will be adversely affected which will impact your ability to sell your securities in the market.

The market price of our common stock could become volatile or our trading volume could become weak, either of which could lead to the price of our stock being depressed at a time when you may want to sell.

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

Michael Johnson, our director and sole director of Esenjay Investments LLC (“Esenjay”), beneficially owns in excess of 20% of our outstanding common stock on an as-converted basis as of June 30, 2026, which includes common stock underlying options, restricted stock units and warrants that were exercisable or convertible or which would become exercisable or convertible or would vest, as applicable, within 60 days. As a result of his ownership, Mr. Johnson and Esenjay are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control.

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

Pursuant to our Second Amended and Restated Articles of Incorporation, our board of directors have the authority to fix the rights and preferences of the preferred stock by resolution from time to time without requiring the vote of the holders of our common stock or preferred stock would, unless otherwise expressly required by the Articles, the preferred stock designation creating any series of preferred Stock, or to the extent required by the Nevada Revised Statutes or Nasdaq (“Required Approval”). The Board could authorize the issuance of preferred stock with voting or conversion rights that are superior to the rights of holders of common stock and issuance of such preferred stock could dilute the voting power or rights of the holders of common stock. As such, the issuance of any preferred stock could diminish the rights of holders of our common stock or delay or prevent a change of control of our Company and, therefore, could reduce the value of such common stock.

The issuance of shares of our Series A Preferred Stock would reduce the voting power and dilute the ownership of holders of our common stock, and may adversely affect the market price of our common stock.

On September 15, 2025, we completed a private placement of 258,144 pre-funded warrants to purchase up to 258,144 shares of our Series A Preferred Stock (“Preferred Stock Warrants”) to certain accredited investors for gross proceeds of $5 million. Upon the exercise of the Preferred Stock Warrants and issuance of the shares of Series A Preferred Stock, holders of the Series A Preferred Stock will be entitled to vote as a single class with the holders of common stock on an as-if-converted-to-common-stock-basis based on the greater of (i) the Conversion Price (initially $2.058, subject to adjustments), or (ii) the Minimum Price (as defined in Rule 5635(d) of the Nasdaq Listing Rules). Holders of Series A Preferred Stock shall also have the right to vote as a separate class with respect to certain specified matters. In addition, holders of our Series A Preferred Stock are entitled to receive cumulative cash dividends at an annual dividend rate of 8.0%, which may be payable in kind or in cash at our option. The subsequent issuance of additional shares of Series A Preferred Stock through the payment of dividends will reduce the relative voting power of the holders of our common stock.

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

In addition, the conversion of the Series A Preferred Stock to our common stock would dilute the ownership interest of existing holders of our common stock, and any sales in the public market of the common stock issuable upon conversion of the Series A Preferred Stock could adversely affect prevailing market prices of our common stock. In connection with the Amended and Restated Private Placement Purchase Agreement (as defined herein) and the Private Placement, we entered into a registration rights agreement (the “Private Placement Registration Rights Agreement”) pursuant to which we prepared and filed a registration statement with the SEC in October 2025, which became effective in November 2025 (the “October 2025 Resale Registration Statement”), covering the resale of a number of shares of common stock underlying (i) the Series A Preferred Stock underlying the Preferred Stock Warrants and (ii) the Common Stock Warrants (as defined herein) issued pursuant to the Amended and Restated Private Placement Purchase Agreement. The October 2025 Resale Registration Statement facilitates the resale of such securities into the public market, and any such resale would increase the number of shares of our common stock available for public trading. Sales by the investors in the Private Placement of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of our common stock.

The issuance and sale of our common stock to Roth Principal Investments under the Committed Equity Facility may cause dilution to our other stockholders and the sale of the shares of common stock acquired by Roth Principal Investments, or the perception that such sales may occur, could cause the price of our common stock to fall.

On May 15, 2026, we entered into the CEF Purchase Agreement with Roth Principal Investments, pursuant to which Roth Principal Investments has committed to purchase up to $40,000,000 of Purchase Shares, upon the terms and subject to the conditions set forth in the CEF Purchase Agreement. The shares of our common stock that may be issued under the CEF Purchase Agreement may be sold by us to Roth Principal Investments at our discretion from time to time over a 36-month period following June 4, 2026, subject to certain conditions. The purchase price for the shares that we may sell to Roth Principal Investments under the CEF Purchase Agreement will fluctuate based on the market price of our common stock. Depending on demand and market liquidity at the time, sales of such shares by Roth Principal Investments may cause the trading price of our common stock to fall.

We generally have the right to control the timing and amount of any future sales of our shares to Roth Principal Investments. Any sales of our common stock to Roth Principal Investments will depend upon market conditions and other factors to be determined by us. We may ultimately decide to sell to Roth Principal Investments all, some or none of the shares of our common stock that may be available for us to sell pursuant to the CEF Purchase Agreement. If and when we sell shares to Roth Principal Investments, Roth Principal Investments may then resell all, some or none of those shares at any time or from time to time in its discretion. Therefore, our sales to Roth Principal Investments could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock to Roth Principal Investments, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

Because the per share purchase price that Roth Principal Investments will pay for Purchase Shares in any Market Open Purchase, Intraday Purchase, Pre-Market Purchase or Post-Market Purchase that we may elect to effect pursuant to the CEF Purchase Agreement will be determined by reference to the VWAP during the applicable valuation period on the applicable purchase date for such purchase, it is not possible for us to predict the number of shares of common stock that we will sell to Roth Principal Investments as Purchase Shares under the CEF Purchase Agreement, the purchase price per share that Roth Principal Investments will pay for Purchase Shares purchased from us under the CEF Purchase Agreement, or the aggregate gross proceeds that we will receive from those purchases by Roth Principal Investments under the CEF Purchase Agreement.

Moreover, to the extent that the Exchange Cap remains applicable to issuances and sales of our common stock under the CEF Purchase Agreement, if we elect to issue and sell to Roth Principal Investments more shares of common stock than the Exchange Cap (or 4,272,062 shares of common stock) under the CEF Purchase Agreement, which we have the right, but not the obligation, to do, we must first obtain stockholder approval to issue shares of common stock in excess of the Exchange Cap under the CEF Purchase Agreement in accordance with applicable Nasdaq rules. Any issuance and sale by us under the CEF Purchase Agreement of a substantial amount of shares of common stock could cause additional substantial dilution to our stockholders. The number of shares of common stock ultimately offered for resale by Roth Principal Investments through the CEF Resale Registration Statement is dependent upon the number of shares of common stock, if any, we elect to sell to Roth Principal Investments under the CEF Purchase Agreement.

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

We prioritize cybersecurity within our supply chain, both nationally and globally, by assessing our third-party cybersecurity posture to provide secure visibility with our partnerships. As part of our due diligence processes, we conduct security questionnaires and service provider reviews to align our cybersecurity standards on the onset of our partnerships. Additionally, we collaborate closely with a third-party vendor to enhance supply chain resilience. This collaboration involves leveraging their expertise to inform decision-making and enhance risk oversight processes, ensuring greater robustness and adaptability in managing supply chain challenges.

While we maintain a strong cybersecurity posture, we continuously strive for improvement and vigilance to mitigate evolving threats within this dynamic environment and to protect our stakeholders’ interests. Our organization has not experienced any unauthorized access resulting from cybersecurity incidents with a materially adverse effect on our business, operations or financial condition, and we remain cognizant of the potential impact of insufficient cybersecurity measures on our operations. For further insights into additional risks relating to our business, please refer to Risk Factors Relating to Our Business in Item 1A – Risk Factors contained of this Report on Form 10-K.

Cybersecurity Governance

The Board delegated primary oversight authority to the Audit Committee who plays a pivotal role in ensuring the effectiveness of our cybersecurity strategy. Through regular updates provided by our leadership team, the committee actively evaluates the organization’s cybersecurity posture and aids in prioritizing risk mitigation efforts aligned with our strategic objectives. These updates encompass detailed quarterly reports during audit committee meetings, covering key metrics, ongoing initiatives and any cybersecurity incidents. Additionally, on an annual basis, the entire Board receives updates on the progress of our cybersecurity program and strategy, including insights into emerging risks and industry trends. Moreover, the Board benefits from supplementary educational briefings delivered by both internal and external experts, providing invaluable global threat visibility and enhancing the Board’s understanding of cybersecurity challenges and opportunities.

Overseeing our cybersecurity initiatives is our Director of Information Technology who provides invaluable expertise in managing cybersecurity risks and leading our cybersecurity operations. The Director of Information Technology possesses good knowledge in information technology and program management, with contract resources available to help and supplement our security profile. Furthermore, the executive leadership team is active in security operations, overseeing implementation of policies, procedures, and policies related to cybersecurity, technology and vendors. Both the Audit Committee of the Board as well as executive leadership team will be notified and updated in the event of an incident, with incident updates, mitigation efforts and impact, as deemed appropriate.

ITEM 2 - PROPERTIES

Our corporate headquarters and production facility totals approximately 63,200 square feet and is located in Vista, California. Our production facility is ISO 9001 certified. We lease this property. Rent during the fiscal year ended June 30, 2026 was approximately $70,000 per month, and our annual rent escalates approximately 3% per year through the end of the lease term, recently extended through November 2028. Our east coast customer service facility located in Atlanta, Georgia is approximately 4,900 square feet and monthly rent is approximately $6,000, which escalates approximately 5% per year through the end of the lease term on April 30, 2028. Total rent expense was approximately $975,000 and $929,000 for the fiscal years ended June 30, 2026 and 2025, respectively.

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

The settlement provides for, among other things, the final dismissal of the litigation and a release of claims against the Defendants in exchange for the Company establishing a $1.75 million escrowed settlement fund to cover payments to the settlement class, attorneys’ fees and settlement administration expenses. Our liability insurers directly funded the full $1.75 million settlement amount, which was released from the escrowed settlement fund pursuant to the Order and Final Judgement.

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

Following a mediation, on July 11, 2025 the parties reached an agreement to resolve the derivative complaint in exchange for the Company implementing and maintaining certain corporate governance reforms and enhancements. In connection with the settlement, defendants agreed not to oppose payment of attorneys’ fees and reimbursement of expenses for plaintiff’s counsel, and a service award for plaintiff in the total amount of $425,000, subject to Court approval. On August 13, 2025, plaintiff filed an unopposed motion for preliminary approval of the settlement. On October 23, 2025, the Court held a preliminary hearing on plaintiff’s motion, but continued the hearing until December 4, 2025, pending certain supplemental submissions by the parties. Following the December 4, 2025 hearing, on December 10, 2025 the Court issued an order preliminarily approving the settlement and setting a final approval hearing for April 2, 2026. On April 7, 2026, the Court issued its Order and Final Judgement affirming its preliminary order and thereby dismissed all claims with prejudice.

In settling the derivative complaint, the defendants are not admitting any liability, and the settlement does not constitute an admission regarding the accuracy of any allegation made by the plaintiffs. Final settlement remains subject to, among other things, court approval. The Company’s liability insurers directly funded approximately $187,000 of the agreed upon attorneys’ fees. The Company contributed approximately $238,000 of the agreed upon attorneys’ fees as its remaining retention/deductible related to its insurance policy.

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

Holders of Record of Common Stock

As of August 10, 2026, we had approximately 1,360 stockholders of record for our common stock. The foregoing number of stockholders of record does not include an unknown number of stockholders who hold their stock in “street name.”

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

Recent Sales of Unregistered Securities

During the three months ended June 30, 2026, we issued and sold 19,609 shares of common stock to Roth Principal Investments at an average price of $0.98 per share pursuant to the CEF Purchase Agreement. We received net proceeds of approximately $17,000, after offering costs of approximately $2,000.

The shares of common stock were issued and sold to Roth Principal Investments without registration under the Securities Act, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as a transaction not involving a public offering and Rule 506 promulgated under the Securities Act as sales to accredited investors, and in reliance on similar exemptions under applicable state laws.

Purchases of Equity Securities

None.

Equity Compensation Plan Information

The equity compensation plan information called for by Item 201(d) of Regulation S-K is set forth in Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of Part III of this Report under the heading “Equity Compensation Plan Information”.

ITEM 6 - RESERVED

Not Applicable.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in this Form. Some of the statements contained in the following discussion of the Company’s financial condition and results of operations refer to future expectations or include other “forward-looking” information. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated, including, but not limited to, those discussed in Part I, Item 1A of this Form under the heading “Risk Factors,” which are incorporated herein by reference. See “Special Note regarding Forward-Looking Statements” included in this Form for a discussion of factors to be considered when evaluating forward-looking information detailed below. These factors could cause our actual results to differ materially from the forward-looking statements.

Business Overview

We design, develop, manufacture and sell a portfolio of advanced lithium-ion energy storage solutions for electrification of a range of industrial and commercial sectors which include material handling and airport ground support equipment (“GSE”). We believe our mobile energy storage solutions provide our customers with a reliable, high performing, cost effective, and more environmentally friendly alternative as compared to traditional lead acid and propane-based solutions. Our modular and scalable design allows different configurations of lithium-ion energy storage solutions to be paired with our proprietary wireless battery management system to provide the level of energy storage required and “state of the art” real-time monitoring of battery pack performance. We believe that the growing demand for lithium-ion energy storage solutions and more environmentally friendly energy storage solutions across a range of industrial and commercial sectors should continue to drive growth in the markets we serve.

Our long-term strategy is to meet the rapidly growing demand for lithium-ion energy solutions and to be the supplier of choice, targeting large companies having energy storage needs. We have established selling relationships with customers with large fleets of forklifts and GSE. We intend to reach this goal by investing in research and development to expand our product mix, by expanding our sales and marketing efforts, improving our customer support efforts and improving production efficiencies. Our research and development efforts will continue to focus on providing adaptable, reliable and cost-effective energy storage solutions for our customers. We have received three patents on advanced technology related to lithium-ion energy storage solutions. The technology behind these patents is designed to:

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

A useful measure of our relative financial condition consists of the analysis of our historical backlog in comparison to the current period. “Backlog” represents the amount of anticipated revenues we may recognize in the future from existing contractual orders with customers that are in progress and have not yet shipped. Backlog values may not be indicative of future operating results as orders may be cancelled, modified or otherwise altered by customers. In addition, our ability to realize revenue from our backlog will be dependent on the delivery of key parts from our suppliers and our ability to manufacture and ship our products to customers in a timely manner. There can be no assurance that outstanding customer orders will be fulfilled as expected and that our backlog will result in future revenues.

As of June 30, 2026 our order backlog was approximately $3.7 million. The following table presents our order, shipment and backlog history for the current and last five quarters:

	Beginning Backlog	New Orders	Shipments	Ending Backlog
March 31, 2025	$17,479,000	$16,158,000	$16,742,000	$16,895,000
June 30, 2025	$16,895,000	$9,764,000	$16,737,000	$9,922,000
September 30, 2025	$9,922,000	$8,947,000	$13,175,000	$5,694,000
December 31, 2025	$5,694,000	$12,247,000	$14,121,000	$3,820,000
March 31, 2026	$3,820,000	$8,055,000	$6,588,000	$5,287,000
June 30, 2026	$5,287,000	$6,665,000	$8,248,000	$3,704,000

Business Updates

Toward the second half of fiscal 2025, we began experiencing a slowdown in new orders for our energy storage solutions. The slowdown reflected deferrals of new forklift purchases by selected large customer fleets due to lower capital spending and interest rate variability, and it continued throughout fiscal 2026. Some customers attributed their lower capital spending to concerns over the economy, uncertainty of higher interest rates, as well as broader geopolitical uncertainty. More recently, the economic impacts and costs of higher global tariffs implemented by the U.S. government have negatively impacted new purchase orders. The impact of order deferrals by our customers required us to implement new selling strategies and to focus on cost controls and expense reduction.

We have seen improvements in our sourcing and purchasing activity, reflecting our efforts to expand and optimize our vendor strategy. Additional improvements include more secondary sources to minimize stock-outs, lower costs from increasing sources and controlled delivery times, as are now reflected in our current inventory levels. With strategic supply chain and profitability improvement initiatives, lower costs and higher volume purchasing, we are lowering the cost of our products in order to improve our competitive position. We are highly focused on expanding selling and marketing initiatives to secure new customer relationships and support continued migration to lithium of current customers. We have two private label battery programs and recently hired a Director of OEM Business Development to further strengthen our OEM relationships and to assist with OEM certifications and approvals. We are also working with our distribution network to expand customer acquisition with direct-to-customer initiatives.

Business Trends and Uncertainties

Since January 2025, the U.S. government has increased certain existing import tariffs and has implemented new import tariffs across a wide range of countries at various rates, including on product imports from almost all countries, and individualized higher tariffs on certain countries, notably China. While we have been able to offset some of the impact of the enacted tariffs with supply chain adjustments, alternative manufacturing locations, cost reduction actions and by increasing the selling prices of our products, we believe that tariffs have negatively impacted our revenues, profitability and cash flows. Some of these tariff announcements have since been followed by announcements of limited exemptions and temporary pauses, and all have been affected by various circuit court decisions and a key decision by the U.S. Supreme Court, which invalidated certain tariffs. In response to the U.S. Supreme Court ruling, the current administration debuted a system for repaying importers for tariffs struck down by the U.S. Supreme Court while also announcing the implementation of new tariffs under an alternative statutory authority. Upon the expiration of such tariffs, the current administration announced new tariffs under a different statutory authority.

Management continues to actively evaluate ways to mitigate the impacts of tariffs on our business and financial results, however, due to the uncertainties pertaining to tariffs and tariff levels, it is difficult for us to reliably forecast the extent of the ongoing impact to our business or customers.

Trade-related disruptions can create further uncertainty and supply chain interruptions, which may result in last-minute procurement efforts at elevated cost. We are closely monitoring the fluid nature of proposed tariffs and any further impact they may have on our operations, and will continue to monitor macroeconomic conditions and evaluate the financial and operational impact of ongoing trade policy shifts. These risks could intensify depending on future developments and we are actively incorporating these considerations into our future operation planning, including assessing pricing actions, cost-control measures and long-term sourcing strategies.

If tariffs continue to escalate or global inflationary trends persist, our customers may face greater economic strain, which could in turn affect demand for our products. We remain focused on maintaining operational flexibility and adapting our supply chain to navigate these uncertainties to support long-term business performance. See Part I, Item 1A – Risk Factors for additional information.

Segment and Related Information

We operate as a single reportable segment.

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires retrospective disclosure of significant segment expenses and other segment items on an annual and interim basis. Additionally, it requires disclosure of the title and position of our Chief Operating Decision Maker (“CODM”). This ASU is effective annually beginning with our fiscal year ended June 30, 2025 and for interim periods thereafter. We adopted this standard for the year ended June 30, 2025 and the adoption did not have a material impact on our consolidated financial statements. See Note 14 – Segment Information included in the notes to our consolidated financial statements included in this Form.

Management has considered all recent accounting pronouncements not yet adopted in our consolidated financial statements. In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The ASU is effective for public business entities for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is allowed.

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, to incorporate several SEC disclosure requirements into a variety of Topics in the FASB Codification. When effective, ASU 2023-06 will not significantly affect the disclosure requirements for entities subject to SEC’s existing disclosure requirements, given those entities’ requirement to comply with Regulation S-X. The effective date of each amendment of the ASU will be the date of the SEC’s removal of the related disclosure from its regulations, to prevent duplication. Early adoption is prohibited.

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures, which requires more detailed income tax disclosures. The standard is effective for this fiscal year ending June 30, 2026 and the financial statements contained herein.

Critical Accounting Policies and Estimates updates

Our discussion and analysis of our financial condition and results of operations are based upon our Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and the related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

In addition, adjustments were made to our previously reported Financial Statements for the period ended June 30, 2025 in accordance with FASB ASC 250 – Accounting Changes and Error Corrections. Such reclassifications consist of certain previously reported amounts in order to conform on a comparable basis with our current Financial Statement presentation. The reclassifications had no effect on previously reported net income, total assets, stockholders’ equity or cash flows. Management presents current and comparative results of operations with a disaggregation of intangible assets from other fixed assets and a disaggregation of interest expense from other expense.

What follows is a discussion of key areas where critical accounting policies and estimates affect the preparation of our financial statements.

Fair Values of Financial Instruments

The carrying amount of our cash, accounts payable, accounts receivable, and accrued liabilities approximate their estimated fair values due to the short-term maturities of those financial instruments. The carrying amount of the line of credit approximates fair value as interest approximates current market interest rates for similar instruments. Management has concluded that it is not practical to determine the estimated fair value of subordinated debt due to related parties because the transactions cannot be assumed to have been consummated at arm’s length, the terms are not deemed to be market terms, there are no quoted values available for these instruments, and an independent valuation would not be practical due to the lack of data regarding similar instruments, if any, and the associated potential costs.

We do not have any other assets or liabilities that are measured at fair value on a recurring or non-recurring basis.

Accounts Receivable

Accounts receivable are evaluated according to the Financial Accounting Standards Board ASC 326-20 and Accounting Standards Update No. 2016-13 of Current Expected Credit Losses (“CECL”). Under the CECL model, we estimate expected credit losses over the lifetime of accounts receivable using forward-looking data.

Accounts receivable are carried at their estimated collectible amounts. We have not experienced significant issues related to the collection of our accounts receivable. As of June 30, 2026 and 2025, we had an allowance for credit losses of $70,000 and $68,000, respectively.

Inventories

Inventories consist primarily of battery management systems and the related subcomponents and are stated at the lower of cost (first-in, first-out) or net realizable value. We evaluate inventories to determine if write-downs are necessary due to obsolescence or if the inventory levels are in excess of anticipated demand at market value based on consideration of historical sales and product development plans. We recorded an adjustment related to obsolete inventory in the amount of approximately $658,000 and $534,000 during the years ended June 30, 2026 and 2025, respectively. Inventories at June 30, 2026 and 2025 are net of inventory obsolescence write-downs of $1,607,000 and $1,531,000, respectively.

Fixed Assets

Machinery and equipment, office equipment and furniture and equipment are stated at cost, net of accumulated depreciation. Depreciation and amortization are expensed using the straight-line method over the estimated useful lives of the related assets ranging from three to five years. Leasehold Improvements are amortized over the lesser of the useful life of the related asset or the lease term.

Intangible Assets

Software consists primarily of internally developed software incorporated into manufactured product, is stated at capitalized cost and is amortized over five years.

Impairment of Long-lived Assets

In accordance with authoritative guidance for the impairment or disposal of long-lived assets, if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through the undiscounted future operating cash flows.

If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset. Management determined that no impairment indicators were present and, accordingly, no impairment losses were recognized during the fiscal years ended June 30, 2026 and 2025.

Leases

We report leases on our consolidated financial statements in conformance with ASC 842 - Leases, which are classified as operating leases and finance leases. We have two operating leases for our warehouse facilities and three finance leases for a vehicle and manufacturing equipment.

Product Warranties

We evaluate our exposure to product warranty obligations based on historical experience. Our products, primarily lift equipment packs, are warrantied for five years unless modified by a separate agreement. As of June 30, 2026 and 2025, we carried warranty liability of approximately $2.8 million and $3.4 million, respectively, included in accrued expenses on our consolidated balance sheets.

Revenue Recognition

We recognize revenue in accordance to the ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) for all contracts. We derive our revenue from the sale of products to customers. We sell our products primarily through a distribution network of equipment dealers, OEMs and battery distributors located primarily in North America. We recognize revenue for the products when all significant risks and rewards have been transferred to the customer, there exists no continuing managerial involvement associated with ownership of the goods sold is retained, no effective control over the goods sold is retained, the amount of revenue can be measured reliably, it is probable that the economic benefits associated with the transactions will flow to us and the costs incurred or to be incurred with respect to the transaction can be measured reliably.

Product revenue is recognized as a distinct single performance obligation which represents the point in time that a customer receives delivery of products. Customers do have a right to return product, but returns have historically been minimal.

Stock-based Compensation

Pursuant to the provisions of the Financial Accounting Standards Board (“FASB”) ASC Topic No. 718-10, Compensation-Stock Compensation, which establishes accounting for equity instruments exchanged for employee service, we utilize the Black-Scholes option pricing model to estimate the fair value of employee stock option awards at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions will be based on, or determined from, external data, and other assumptions may be derived from our historical experience with stock-based payment arrangements. The appropriate weight to place on historical experience is a matter of judgment based on relevant facts and circumstances.

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

Income Taxes

Pursuant to FASB ASC Topic No. 740, Income Taxes, deferred tax assets or liabilities are recorded to reflect the future tax consequences of temporary differences between the financial reporting basis of assets and liabilities and their tax basis at each year-end. These amounts are adjusted, as appropriate, to reflect enacted changes in tax rates expected to be in effect when the temporary differences reverse. We have analyzed filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. As a result, no unrecognized tax benefits have been identified as of June 30, 2026 and 2025, and, accordingly, no additional tax liabilities were recorded.

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

Results of Operations

Comparison of the Fiscal Years Ended June 30, 2026 and 2025

The discussions that follow should be read in conjunction with our financial statements and the related notes that appear in this Form. The table below represents our statement of operations for the fiscal years ended June 30, 2026 (“fiscal 2026”) and June 30, 2025 (“fiscal 2025”).

	Fiscal year ended June 30,
	2026		2025
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$42,132,000	100%	$66,434,000	100%
Cost of sales	29,415,000	70%	44,694,000	67%
Gross profit	12,717,000	30%	21,740,000	33%

Operating expenses:
Selling, general and administrative	16,377,000	39%	22,304,000	34%
Research and development	2,814,000	7%	4,464,000	6%
Total operating expenses	19,191,000	46%	26,768,000	40%

Operating loss	(6,474,000)	(15)%	(5,028,000)	(8)%

Other expense, net	(121,000)	0%	(81,000)	0%
Interest expense, net	(853,000)	(3)%	(1,565,000)	(2)%

Net loss	$(7,448,000)	(18)%	$(6,674,000)	(10)%

Revenues

Historically our product focus has been on material handling equipment, reflecting a mix of walkie pallet jacks and higher capacity packs for Class 1, 2, and 3 forklifts. Over the past three years, we expanded our product offering into adjacent applications, including airport ground support equipment. The launch of larger packs over the past three years has shifted our portfolio mix to include packs with higher average selling prices as compared to our historical mix. We believe that we are well positioned to address the needs of many segments within the material handling sector in light of our modular and scalable energy storage solution design coupled with our proprietary battery management system “SkyBMS” that can be coupled with our telemetry based product offering.

We sell our products through several different channels including OEMs, lift equipment dealers and battery distributors as well as directly to end users, primarily in North America. The channels sell principally to large company, national accounts. We sell certain energy storage solutions directly to other accounts including industrial equipment manufacturers and end users.

Revenues for fiscal 2026 decreased $24,302,000 or 37%, to $42,132,000, compared to $66,434,000 for fiscal 2025. The decrease in revenues was driven by our largest customer within material handling significantly cutting their capital expense budget, an increasing number of competitive market participants within the GSE market, and overall pricing pressures which were driven by cost increases from tariffs.

Cost of Sales

Cost of sales for fiscal 2026 decreased $15,279,000, or 34%, to $29,415,000, compared to $44,694,000 for fiscal 2025. The decrease was mostly attributed to lower sales volume, lower labor costs from a lower headcount and lower warranty related costs. Cost of sales as a percent of revenues increased 2.5% from higher per unit costs due to tariffs and a loss in operating leverage within labor and overhead due to lower revenue, but were slightly offset by lower warranty related costs per unit.

Gross Profit

Gross profit for fiscal 2026 decreased $9,023,000 or 42%, to $12,717,000, compared to $21,740,000 for fiscal 2025 primarily due to lower sales volumes. Gross profit margin decreased 254 basis points year over year as a result of higher per unit costs due to tariffs, a loss in operating leverage within labor and overhead due to lower revenue, but were slightly offset by lower warranty related costs per unit.

Selling, General and Administrative

Selling, general and administrative expenses for fiscal 2026 decreased $5,927,000 or 27%, to $16,377,000, compared to $22,304,000 for fiscal 2025. Such expenses consist primarily of personnel-related expenses, sales force commissions, consulting fees, facilities-related expenses, outbound shipping costs, insurance premiums, marketing expenses, travel expenses, public relations expenses and bad debt expenses. The decrease was primarily due to reductions in salaries and wages from a lower headcount and reductions in bonuses, executive severance, commission expenses, shipping expenses and professional fees, and the prior year included the cost of the multi-year restatement of previously filed financial statements.

Research and Development

Research and development expenses for fiscal 2026 decreased $1,650,000 or 37%, to $2,814,000, compared to $4,464,000 for fiscal 2025. Such expenses consist primarily of materials, supplies, salaries and personnel-related expenses, product testing, consulting and other expenses associated with revisions to existing product designs and new product development. The decrease was primarily attributable to decreased salaries and wages from a lower headcount, lower bonuses, and a lower level of research and development project activity.

Other Expense, net

Other expense, net for fiscal 2026 and 2025 were $121,000 and $81,000, respectively, and consisted primarily of discount charged on accounts receivable that are factored through a financial institution.

Interest Expense, net

Interest expense, net for fiscal 2026 decreased $712,000 or 45%, to $853,000, compared to $1,565,000 for fiscal 2025. The decrease in interest expense was primarily due to lower average borrowings under our credit facilities during the twelve months ended June 30, 2026 as compared to the same period a year ago.

Net Loss

Net loss for fiscal 2026 increased $774,000 or 12%, to a net loss of $7,448,000 compared to a net loss of $6,674,000 for fiscal 2025. The increase in net loss was primarily attributable to the decrease in revenue while slightly offset by a decline in operating expenses.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA is calculated by taking net loss and adding back the expenses related to interest, income taxes, depreciation, amortization, stock-based compensation and financing costs, each of which has been calculated in accordance with GAAP. Additionally, costs to restate prior periods as presented in our Annual Report on Form 10-K filed for the fiscal year ended June 30, 2024 and litigation resulting from such restatements are also added back. Adjusted EBITDA was a loss of approximately $4,506,000 for fiscal 2026 compared to a loss of $146,000 for fiscal 2025.

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

A reconciliation of our net loss to Adjusted EBITDA is included in the table below.

	Fiscal year ended June 30,
	2026	2025
Net loss	$(7,448,000)	$(6,674,000)
Add/Subtract:
Interest, net	853,000	1,565,000
Income tax provision	-	-
Depreciation and amortization	979,000	1,002,000
EBITDA	(5,616,000)	(4,107,000)
Add/Subtract:
Restatement and related costs	-	2,900,000
Stock-based compensation	973,000	979,000
Financing costs	137,000	81,000
Adjusted EBITDA	$(4,506,000)	$(147,000)

Liquidity and Capital Resources

Overview

As of June 30, 2026, we had an accumulated deficit of $113.8 million. To date, our business has not generated sufficient cash to fund our operations. However, given our existing backlog, we anticipate that revenue growth coupled with improvement in our gross margin and lower operating expenses will move us closer to profitability and improve our cash flow. Our gross margin improvement plan includes, but is not limited to, efforts to reduce product costs. We received new orders during fiscal 2026 of approximately $35.9 million.

As of June 30, 2026, we had an existing cash balance of $0.3 million and $9.7 million remaining available under our $16.0 million GBC Credit Facility subject to borrowing base limitations. As discussed in Note 7 – Line of Credit, on March 31, 2026, we notified GBC that we failed to comply with the minimum EBITDA financial covenant for the trailing three-month period ended February 28, 2026 under the GBC Credit Facility, which resulted in an “event of default” under the GBC Credit Facility. We are working with GBC to negotiate an amendment to the GBC Credit Facility or otherwise obtain a waiver from GBC, however, there can be no assurance that we will be able to do so or that we will be able to obtain a waiver from GBC on terms favorable to us or at all. GBC has allowed us to continue to use our line of credit under the GBC Credit Facility while negotiations continue, however, GBC can choose to limit or discontinue availability and/or call the debt at any time.

In April 2024 we notified GBC of a certain event of default with respect to our failure to maintain the EBITDA covenant for the trailing three (3) month period ended April 30, 2024, (the “Default”). On May 8, 2024, we received a waiver, which waived the Default, subject to satisfaction of certain conditions, which have been met.

On May 31, 2024, we entered into Amendment No. 3 to the Loan and Security Agreement (the “Third Amendment”) with GBC, which amended certain terms including but not limited to amending the EBITDA Minimum financial covenant. In consideration for the Third Amendment, we agreed to pay GBC a non-refundable amendment fee of $50,000 in cash. See Note 7 – Line of Credit in the notes to our consolidated financial statements included in this Form.

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

On January 22, 2025, we entered into the Fourth Amendment which amended certain terms relating to the EBITDA Minimum financial covenant of the Company. In consideration for the Fourth Amendment, paid GBC a non-refundable amendment fee of $50,000 in cash.

On July 16, 2025, we entered into the Fifth Amendment which amended the definition of the maturity date to August 31, 2025, unless otherwise extended pursuant to the terms of the Loan and Security Agreement, provided however, upon the occurrence of either (i) an extension of the due date of the Cleveland Note to a date no earlier than September 29, 2027, or (ii) the conversion of all of the outstanding obligations under the Cleveland Note into equity of the Registrant, the maturity date will automatically extend to July 31, 2027. In consideration for the Fifth Amendment, we agreed to pay GBC a non-refundable amendment fee of $112,500.

On September 4, 2025, we entered into the Sixth Amendment, with the effective date of August 31, 2025, which amended certain terms of the Loan and Security Agreement, including (i) modifications to the EBITDA minimum financial covenant of the Company, and (ii) an extension of the maturity date from August 31, 2025 to September 15, 2025, subject to acceleration or further extension pursuant to the terms of the Loan and Security Agreement. Upon the closing of the Private Placement on September 15, 2025, all the outstanding obligations under the Cleveland Note was applied in full towards satisfaction of the subscription by Cleveland in the Private Placement. Upon the conversion of all of the outstanding obligations under the Cleveland Note into equity of the Company, the Maturity Date of the Revolving Note was automatically extended to July 31, 2027.

On September 15, 2025, we completed a private placement (the “Private Placement”) in which we sold 258,144 Preferred Stock Warrants and 1,214,766 warrants to purchase shares of our common stock (the “Common Stock Warrants”) pursuant to a securities purchase agreement, dated July 18, 2025 (the “Private Placement Purchase Agreement”), which we amended and restated on September 15, 2025 (as amended and restated, the “Amended and Restated Private Placement Purchase Agreement”), for proceeds of approximately $4,348,000, net of offering costs of $652,000, and the satisfaction of any and all of our obligations due to Cleveland under the Cleveland Note pursuant to the Debt Satisfaction Agreement.

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

On May 15, 2026, we entered into the CEF Purchase Agreement and related CEF Registration Rights Agreement with Roth Principal Investments, providing a discretionary Committed Equity Facility of up to $40.0 million. Beginning June 4, 2026, we may, at our option over 36 months, sell shares of common stock to Roth Principal Investments at a price based on the VWAP during a specific valuation period, less a fixed 3.0% discount in the case of a Market Open Purchase or an Intraday Purchase or less a fixed 5.25% discount in the case of a Pre-Market Purchase or a Post-Market Purchase, subject to ownership and other limitations set forth in the CEF Purchase Agreement, including the requirement that the closing sale price of our common stock on the trading day immediately prior to the applicable purchase date is not less than the Threshold Price of $0.50. On August 14, 2026, the closing price of our common stock on the Nasdaq Capital Market was $0.595 per share and we can provide no assurances that our common stock will continue to trade above the Threshold Price. As of June 30, 2026, we issued and sold 19,609 shares of common stock at an average price of $0.98 per share under the CEF Purchase Agreement and received net proceeds of approximately $17,000, after offering costs of approximately $2,000. See Note 10 – Stockholders’ Equity (Deficit) to the consolidated financial statements for additional information pertaining to the Private Placement, the Public Offering and the Committed Equity Facility.

Management has evaluated our expected cash and working capital requirements, which include, but are not limited to, investments in additional selling and marketing, research and development and capital equipment, as well as our expected funding sources, which include, but are not limited to, our existing cash, forecasted gross margin, proceeds we believe are available under the Committed Equity Facility, and funding we believe is available under the GBC Credit Facility, subject to certain restrictions, covenants and borrowing base limitations. Our borrowing base changes as qualified collateral fluctuates and, therefore, available funding under the GBC Credit Facility could be substantially lower. As discussed in Note 7 – Line of Credit, on March 31, 2026, we notified GBC that we failed to comply with the minimum EBITDA financial covenant for the trailing three-month period ended February 28, 2026 under the GBC Credit Facility, which resulted in an “event of default” under the GBC Credit Facility. We are working with GBC to negotiate an amendment to the GBC Credit Facility or otherwise obtain a waiver from GBC, however, there can be no assurance that we will be able to do so or that we will be able to obtain a waiver from GBC on terms favorable to us or at all. GBC has allowed us to continue to use our line of credit under the GBC Credit Facility while negotiations continue, however, GBC can choose to limit or discontinue availability at any time. In addition, due to our event of default under the GBC Credit Facility, GBC may, at its option, declare its commitments to us terminated and all of our obligations under the GBC Credit Facility immediately due and payable, all without demand, notice or further action of any kind required on the part of GBC, and/or exercise other remedies available to it, which include, among other things, its rights as a secured party under the GBC Credit Facility.

We believe that our existing cash of $0.3 million as of June 30, 2026 will not be sufficient to meet our anticipated capital requirements to fund planned operations for the next twelve months following the filing date of this Report, and since GBC can choose to limit our access to our line of credit under the GBC Credit Facility and/or call the debt at any time, substantial doubt exists about our ability to continue as a going concern over the 12 months following the filing date of this Report. See “Future Liquidity Needs” below and Liquidity and Financial Condition in Note 2 – Summary of Significant Accounting Policies to the consolidated financial statements included in this Report for additional information.

Cash Flow Summary

The following table represents a summary of our consolidated statement of cash flows for the fiscal year ended June 30, 2026 and 2025.

	Fiscal year ended June 30,
	2026	2025
Net cash (used in) provided by operating activities	$(5,919,000)	$610,000
Net cash used in investing activities	(508,000)	(653,000)
Net cash provided by financing activities	5,398,000	734,000
Net change in cash	$(1,029,000)	$691,000

Operating Activities

Net cash used in operating activities was $5,918,000 during fiscal 2026. The primary uses of cash were the net loss of $7,448,000. Changes in operating assets and liabilities were reductions in accounts receivable and inventories, partially offset by a decrease in accounts payable and accrued liabilities combined, office lease payments and an increase in other assets.

Net cash provided by operating activities was $610,000 during fiscal 2025. The primary sources of cash were an increase in accounts payable and accrued expenses combined and non-cash operating costs. The primary uses of cash were the net loss of $6,674,000, an increase in accounts receivable and an increase in other current assets.

Investing Activities

Net cash used in investing activities during fiscal 2026 was $509,000, primarily due to purchases of furniture and office equipment, warehouse equipment and other related costs. Net cash used in investing activities during fiscal 2025 was $653,000, primarily due to purchases of furniture and office equipment, warehouse equipment and other related costs.

Financing Activities

Net cash provided by financing activities during fiscal 2026 was $5,398,000, primarily due to $12,952,000 net cash proceeds from the Public Offering, the Private Placement and the Committed Equity Facility, partially offset by $7,324,000 of net repayments under the working capital line of credit. Net cash provided by financing activities during fiscal 2025 was $734,000, primarily due to drawing $1,000,000 under the Cleveland Subordinated Line of Credit, partially offset by $207,000 in net repayments under the GBC Credit Facility.

Future Liquidity Needs

Historically, our revenues and operating cash flows have not been sufficient to sustain our operations and we have relied on debt and equity financing for additional funds. We have incurred an accumulated deficit of $113.8 million through June 30, 2026, and for the twelve months ended June 30, 2026 incurred a net loss of $7.4 million and utilized $5.9 million of cash in operating activities. As of June 30, 2026, we had a cash balance of $0.3 million.

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this Form we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this Form was being prepared. Previously, and as of June 30, 2025, our procedures were judged not effective because of the material weaknesses identified in our internal control over financial reporting. However, based upon our current evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2026.

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

Based on management’s evaluation of our disclosure controls and procedures as of June 30, 2025, we determined material weaknesses existed in our internal control over financial reporting. The material weaknesses were based on a lack of sufficient personnel resources with technical accounting expertise related to certain aspects of the financial reporting process as well as the evaluation that our controls over internal control were ineffective, including controls over the timing of inventory audits, the review of inventory for obsolescence and the completeness of data compilation used to estimate warranty liability. The weaknesses were remediated with the addition of a new Chief Financial Officer and additional highly qualified accounting personnel, as well as by the implementation of specific and effective procedures.

Under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission – Integrated Framework (2013) and subsequent guidance prepared by the Commission specifically for smaller public companies as of June 30, 2026. Based on that evaluation, our management concluded that our internal control over financial reporting were effective as of June 30, 2026.

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

This Form does not include an attestation report of the Company’s independent registered public accounting firm regarding the effectiveness of the Company’s internal control over financial reporting, as such report is not required due to the Company’s status as a smaller reporting company.

Change in Internal Control over Financial Reporting

Except as set forth above, there have been no changes in the Company’s internal control over financial reporting during the fiscal year ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

None.

ITEM 9C - DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENTS INSPECTIONS

Not Applicable.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table and text set forth the names and ages of our current directors, executive officers and significant employees as of August 14, 2026. Our Board of Directors (“Board”) is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders or until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships among any of the directors and executive officers. From time to time, our directors have received compensation in the form of cash and equity grant for their services on the Board.

	Age	Position
Krishna C. Vanka(1)	43	Director, Chief Executive Officer
Kevin S. Royal	62	Chief Financial Officer
Jeffrey C. Mason(2)	56	Chief Operating Officer
Lisa Walters-Hoffert(3)(4)	67	Director
Dale Robinette(3)(5)	62	Director
Michael Johnson	78	Director
Mark F. Leposky(3)(6)	62	Director

(1) Mr. Vanka was appointed as our Director, Chief Executive Officer and President, effective March 10, 2025.

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

Business Experience

Krishna Vanka, Chief Executive Officer and President and Director. Mr. Vanka was appointed as our Chief Executive Officer and President and a director effective March 10, 2025. Mr. Vanka has over 18 years of experience in building, scaling, managing and transforming technology companies in sectors including renewable energy, electric vehicle charging, and others. Mr. Vanka has served as SVP & Chief Digital Officer (CEO of Digital Division) at Fluence Energy, Inc. (Nasdaq: FLNC), from August 2022 to January 2024. In this role, he was responsible for the company’s strategic growth, profitability, and operational execution, achieving a 300% increase in Annual Recurring Revenue (ARR) and overseeing a fivefold expansion in Assets Under Management (AUM). He played a key role in integrating product lines of two cloud-based software offerings, Mosaic and Nispera, into a unified platform, driving innovation in Fluence’s software offerings, including Battery Management Systems (BMS), IoT devices, and Core OS. Mosaic was recognized for its state-of-the-art machine learning algorithms and AI-driven capabilities, winning Time magazine’s 2022 Best Innovations award in the software category. Prior to joining FLNC, Mr. Vanka was a founding team member and Chief Product Officer at InCharge Energy from November 2020 to August 2022, where he led product development and technology strategy for EV fleet charging solutions. From April 2018 to November 2020, he was the founder and Chief Executive Officer of MyShoperoo Inc, an enterprise-focused on-demand shopping platform that optimized last-mile delivery efficiency through intelligent aggregation algorithms. Mr. Vanka holds a Bachelor of Applied Science in Computer Engineering from the University of Ottawa and an MBA from Georgia State University. He has also completed executive leadership programs at UC Berkeley, including coursework in Artificial Intelligence for Business Strategies. Based on Mr. Vanka’s executive and management experience, plus his experience with the operations and strategy of the Company, the Company believes Mr. Vanka is qualified to be on the Board.

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

Jeffrey C. Mason, Chief Operating Officer. Mr. Mason has served as our Chief Operating Officer since August 2025, our Vice President of Operations from December 2021 to July 2025 and our Director of Manufacturing from January 2021 to December 2021. Prior to joining the Company, Mr. Mason was the plant manager at NEO Tech from March 2017 to January 2021 after being promoted from Director of Operations from December 2013 to March 2017. Mr. Mason has also worked for Sumitomo Electric Interconnect Products, Inc., Radio Design Labs, Inc., and Motorola Inc. during his career. Mr. Mason received his Master of Business Administration in International Business in 2015 and his Bachelor of Business Administration/Management in 2013 from North Central University. Mr. Mason is also Total Productive Maintenance (TPM) Instructor Certified by the Japan Institute of Plant Maintenance, Tokyo, Japan.

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

Board Leadership Structure and Role in Risk Oversight

Our Board recognizes that one of its key responsibilities is to evaluate and determine its optimal leadership structure to provide independent oversight of management. Our Board is currently led by a Chairman of the Board who also serves as our Chief Executive Officer. The Board understands that the right Board leadership structure may vary depending on the circumstances, and our independent directors periodically assess these roles and the Board leadership to ensure the leadership structure best serves the interests of the Company and stockholders.

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

Our Board has undertaken a review of the independence of each director and considered whether any director has a material relationship with us that could compromise the director’s ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, our Board determined that Ms. Walters-Hoffert, and Messrs. Robinette and Leposky are independent directors as defined in the listing standards of Nasdaq and SEC rules and regulations. A majority of our directors are independent, as required under applicable Nasdaq rules. As required under applicable Nasdaq rules, our independent directors meet in regularly scheduled executive sessions at which only independent directors are present.

Board Committees

Our Board has established an Audit Committee, a Compensation Committee, and a Nominating and Governance Committee. The composition and responsibilities of each of the committees is described below. Our Board has determined that each member of the Audit Committee, the Compensation Committee, and the Nominating and Governance Committee meets the applicable rules and regulations regarding “independence” and also that each member of our Audit Committee, the Compensation Committee, and the Nominating and Governance Committee is free of any relationship that would interfere with his or her individual exercise of independent judgment with regard to the Company.

Audit Committee

The Audit Committee of the Board of Directors currently consists of three independent directors of which at least one, the Chairperson of the Audit Committee, Ms. Walters-Hoffert, qualifies as an audit committee financial expert within the meaning of SEC regulations. Messrs. Robinette and Leposky serve as members of the Audit Committee. The Audit Committee’s duties are to recommend to our Board of Directors the engagement of the independent registered public accounting firm to audit our consolidated financial statements and to review our accounting and auditing principles. The Audit Committee reviews the scope, timing and fees for the annual audit and the results of audit examinations performed by any internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The Audit Committee will at all times be composed exclusively of directors who are, in the opinion of our Board of Directors, free from any relationship that would interfere with the exercise of independent judgment as a committee member and who possess an understanding of consolidated financial statements and generally accepted accounting principles. Our Audit Committee operates under a written charter, which is available on our website at www.fluxpower.com.

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

Nominating and Governance Committee

The Nominating and Governance Committee currently consists of three independent directors. The Nominating and Governance Committee is responsible for matters relating to the corporate governance of our Company and the nomination of members of the Board and committees of the Board. Mr. Leposky is the Chairperson of the Nominating and Governance Committee. Ms. Walters-Hoffert and Mr. Robinette are members of the Nominating and Governance Committee. Each of the members of our Nominating and Governance Committee is independent under Nasdaq’s independence standards. The Nominating and Governance Committee operates under a written charter, which is available on our website.

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

Insider Trading Policy and Rule 10b5-1 Trading Programs

We have adopted an Insider Trading Policy which prohibits directors, officers and all other employees, or consultants or contractors, as well as family members of such persons (or any other person subject to the policy) from engaging in any transaction involving a purchase or sale of our securities, including any offer to purchase or offer to sell, based on material nonpublic information regarding the Company (“Material Nonpublic Information”).

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and Annual Reports concerning their ownership, of common stock and other of our equity securities on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of Forms 3, 4 and 5 and amendments thereto filed electronically with the SEC during the most recent fiscal year, we believe that all reports required by Section 16(a) for transactions in the fiscal year ended June 30, 2026 were timely filed.

ITEM 11 - EXECUTIVE COMPENSATION

Compensation for our Named Executive Officers

The following table sets forth information concerning all forms of compensation earned by our named executive officers during fiscal 2026 and fiscal 2025 for services provided to the Company and its subsidiary.

						Non-Equity
						Incentive
				Stock	Option	Plan	All Other
Name	Fiscal	Salary	Bonus	Awards	Awards (1)	Compensation	Compensation	Total
and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)
Krishna C. Vanka (2)	2026	$400,000	$–	$–	$–	$–	$–	$400,000
Chief Executive Officer and President	2025	$400,000	$–	$–	$–	$–	$–	$400,000

Kevin S. Royal	2026	$346,698	$100,980	$–	$–	$–	$–	$446,901
Chief Financial Officer and Corporate Secretary	2025	$336,600	$–	$–	$–	$–	$–	$336,600

Jeffrey C. Mason (3)	2026	$300,000	$70,125	$–	$–	$–	$–	$370,125
Chief Operating Officer	2025	$300,000	$–	$–	$–	$–	$–	$300,000

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

(3) Mr. Mason was promoted from Vice President of Operations to Chief Operating Officer, effective August 1, 2025.

Narrative Explanation of Compensation Arrangements with Named Executive Officers

Base Salary. On August 1, 2025, pursuant to the recommendation of the Compensation Committee of the Board (the “Compensation Committee”), the Board approved the following salaries (the “Fiscal 2026 Annual Salary”) for the following named executive officers, effective for fiscal 2026:

		Salary for	Salary for
	Position	Fiscal 2025	Fiscal 2026
Krishna C. Vanka	Chief Executive Officer	$400,000	$400,000
Kevin S. Royal	Chief Financial Officer	$336,600	$346,698
Jeffrey C. Mason	Chief Operating Officer	$300,000	$300,000

Annual Bonus Plan. On November 5, 2020, the Board approved an annual cash bonus plan (the “Annual Bonus Plan”) which allows the Compensation Committee and/or the Board of the Company to set the amount of bonus each fiscal year and the performance criteria. Executive officers and all employees (other than part-time employees and temporary employees) are eligible to participate in the Annual Bonus Plan (“Participants”) as long as the Participant remains an active regular employee of the Company. The Annual Bonus Plan was effective for the fiscal year ended June 30, 2021 and is effective each fiscal year thereafter (the “Plan Year”). For each Plan Year, the Compensation Committee establishes an aggregate amount of allocable Bonus under the Annual Bonus Plan and determines the performance goals applicable to a bonus during a Plan Year (the “Participation Criteria”). The Participation Criteria may differ from Participant to Participant and from bonus to bonus. The Participation Criteria for each Plan Year is based on the Company achieving certain performance targets based on annual revenue, gross margin, operating expense and new business development. All of the Company’s executive officers are eligible to participate in the Annual Bonus Plan.

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

Fiscal 2026 Bonuses Under the Amended Bonus Plan. On August 1, 2025, pursuant to the recommendation of the Compensation Committee, the Board also approved the bonus pool and performance criteria for the Amended Annual Bonus Plan for Fiscal 2026 (the “2026 Bonus”). For fiscal 2026, the performance goals applicable to a bonus are based on the Company achieving certain targets based on the Company’s full year revenue, Adjusted EBITDA (earnings before interest, income taxes, depreciation, amortization and stock-based compensation) for fiscal 2026, and functional goals (the “Financial Targets”), in addition to individual performance objectives and goals (the “2026 Performance Matrix”).

The Board approved the following cash bonuses under the 2026 Bonus for the following executive officers.

		Maximum
	Position	Payout(1)
Krishna C. Vanka	Chief Executive Officer	$1,600,000
Kevin S. Royal	Chief Financial Officer	$832,422
Jeffrey C. Mason	Chief Operating Officer	$650,250

(1) Full maximum payout includes stock option grants and assumes targets reached as set forth in the 2026 Performance Matrix.

Equity Incentive Awards. We did not grant any stock options or other equity awards to any of our named executive officers in fiscal 2025. On August 1, 2025 (the “Fiscal 2026 Grant Date”), pursuant to the recommendation of the Compensation Committee, the Board approved the grant of (i) time-based restricted stock units (“Time RSUs”) and performance-based restricted stock units (“PSUs”) to Mr. Vanka under the Company’s 2021 Equity Incentive Plan (the “2021 Plan”) and (ii) stock options (the “Fiscal 2026 Options”) under the 2021 Plan to certain of the Company’s then-current named executive officers, in each case, as set forth in the table below.

Name		Number of
and Principal Position	Award	Shares		Vesting Schedule
Krishna C. Vanka	RSUs	121,951		Annually over 3 years, with the first vesting date on July 1, 2026
Chief Executive Officer and President	PSUs	182,927	(1)	Cliff vest on the third anniversary of July 1, 2025, subject to achievement of performance goals

Kevin S. Royal Chief Financial Officer and Corporate Secretary	Options	84,150		Annually over 3 years from the date of grant

Jeffrey C. Mason Chief Operating Officer	Options	56,100		Annually over 3 years from the date of grant

(1) Represents the maximum number of shares eligible to vest assuming achievement of the applicable performance goals. 122,562 shares would become eligible to vest upon achievement of the applicable revenue and net income goals. 60,365 shares would become eligible to vest upon achievement of the applicable market price goals.

Benefit Plans. We do not have any profit-sharing plan or similar plans for the benefit of our officers, directors or employees. However, we may establish such a plan in the future.

Under their respective employment agreements, as described in further detail below, Messrs. Vanka and Royal, among other things, are entitled to reimbursement for all reasonable business expenses incurred in performing services. They are also eligible to participate in all customary employee benefit plans or programs generally made available to the senior executive officers.

Outstanding Equity Awards at 2026 Fiscal Year End

The following table sets forth certain information concerning unexercised options and unvested RSUs and PSUs held by our named executive officers as of June 30, 2026. Our named executive officers did not hold any other types of equity awards as of June 30, 2026.

	Award Grant		Award Expiration	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned	Option Exercise Price	Number of Securities That Have Not	Market Value of Securities That Have Not	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not
	Date		Date	Exercisable	Unexercisable	Options	($)	Vested	Vested(1)	Vested
Krishna C. Vanka	8/1/2025	(2)		–	–	–	–	121,951	$104,878	–
	8/1/2025	(3)	6/30/2028	–	–	–	–	182,927	$157,317	–

Kevin S. Royal(4)	3/4/2024		3/4/2034	36,666	18,337	–	$5.00	–	–	–
	8/1/2025		8/1/2035	–	84,150	–	$1.88	–	–	–

Jeffrey C. Mason(5)	10/31/2022		10/31/2032	26,239	8,747	–	$3.43	–	–	–
	10/20/2023		10/20/2033	36,619	18,313	–	$3.36	–	–	–
	8/1/2025		8/1/2035	–	56,100	–	$1.88	–	–	–

(1) Market value is based on the fair market value of our common stock at the close of trading on June 30, 2026, the last trading day of fiscal 2026, which was $0.86.

(2) Mr. Vanka’s outstanding RSUs vest annually over 3 years on each of July 1, 2026, July 1, 2027 and July 1, 2028.

(3) Mr. Vanka’s outstanding PSUs become eligible to vest based on the achievement of revenue performance, net income performance and market price goals. Any PSUs eligible to vest will cliff vest on the third anniversary of July 1, 2025. As of June 30, 2026, achieving the performance conditions is considered not probable.

(4) From date of grant, Mr. Royal’s 2024 option grant vests annually over 3 years and his 2025 option grant vests annually over two years.

(5) From date of grant, Mr. Mason’s 2022 option grant vests annually over 4 years, his 2023 option grant vests annually over three years and his 2024 option grant vests annually over two years.

Equity Compensation Plan Information. On February 17, 2015, our stockholders approved our 2014 Equity Incentive Plan (“2014 Plan”), which was amended on July 23, 2018 and on November 5, 2020. The 2014 Plan authorizes the issuance of awards for up to 1,000,000 shares of our common stock in the form of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock units, restricted stock awards and unrestricted stock awards to officers, directors and employees of, and consultants and advisors to, the Company or its affiliates. We granted 100,192 stock options under the 2014 Plan during fiscal 2024. We granted 51,171 restricted stock units under the 2014 Plan during fiscal 2024. The 2014 Plan expired on November 26, 2024, at which time no future stock or stock option awards could be granted.

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

On May 28, 2025, our stockholders approved the 2025 Equity Incentive Plan (the “2025 Plan”). The 2025 Plan authorizes the issuance of awards for up to 1,000,000 shares of common stock in the form of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock units, restricted stock awards and unrestricted stock awards to officers, directors and employees of, and consultants and advisors to, the Company or its affiliates.

As of June 30, 2026, we had 368,997 options outstanding and exercisable and 121,951 RSUs outstanding under the 2025 Plan, the 2021 Plan and the 2014 Plan.

Summary of Employment Agreement with Mr. Krishna Vanka. On March 10, 2025, we entered into an executive employment agreement with Mr. Vanka, pursuant to which he agreed to serve as our Chief Executive Officer and President (the “Vanka Employment Agreement”). Pursuant to the terms of the Vanka Employment Agreement, Mr. Vanka receives an annual base salary of $400,000, subject to annual performance reviews by the Board or Compensation Committee. As an initial incentive for achieving key financial milestones, we agreed to award Mr. Vanka a cash bonus of $100,000 if the Company’s average EBITDA is net positive over the next nine months (end of the calendar year). Beginning fiscal year 2026, Mr. Vanka will have the ability to achieve a cash bonus of up to 150% of base salary based on budget performance goals as determined by the Board or the Compensation Committee. Beginning in fiscal year 2026, Mr. Vanka will be granted Time RSUs equivalent to 50% of his base salary, which are eligible to vest in three (3) equal annual installments over three (3) years. He will also be eligible for PSUs, with a target of 50% of his base salary and a maximum of 150%, based on budget performance goals. Any earned PSUs will cliff-vest on the third (3rd) anniversary of the grant date. Additionally, the Vanka Employment Agreement provides that Mr. Vanka may be terminated at any time by the Company with or without cause. If Mr. Vanka is terminated without cause or upon a Change in Control (as defined in the Vanka Employment Agreement), he will receive: (a) twelve (12) months of base salary paid in a lump sum; and (b) twelve (12) months of continued life, medical, and dental insurance coverage, with the Company covering the cost subject to the same employee contribution as active employees. Additionally, in the event of a Change in Control termination, Time RSUs and any PSUs, for which the performance criteria are satisfied, will be subject to double-trigger acceleration. Mr. Vanka is subject to a non-compete obligation during the term of his employment and confidentiality obligations that extend beyond termination. The Vanka Employment Agreement also includes other customary clauses and arrangements.

Summary of Employment Agreement with Mr. Kevin S. Royal. On February 22, 2024, we entered into an Employment Agreement with Mr. Kevin S. Royal, in connection with Mr. Royal’s appointment as Chief Financial Officer and Corporate Secretary, which provides for an annual base salary of $330,000, effective March 4, 2024 (the “Royal Employment Agreement”). The Royal Employment Agreement includes terms relating to change in control, termination, severance, benefits and the acceleration of vesting of options and restricted stock units upon certain events. In addition, Mr. Royal will be eligible for a 60% cash bonus, as a percentage of base salary, and incentive stock options to purchase up to 55,000 shares of the Company’s common stock (the “Options”) under the 2021 Plan. The Options will be subject to the terms and conditions provided in the form of Incentive Stock Option Agreement under the 2021 Plan, will have an exercise price based on the Company’s 10-day volume weighted average price on the grant date, and will expire ten (10) years from the grant date and vest in four (4) equal annual instalments commencing one year after the grant date.

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

Director Compensation

Below is a summary of the total compensation of our non-employee directors during fiscal 2026. Mr. Vanka, our chief executive officer and president, received no compensation for his service as a director and is not included in the below table. The compensation Mr. Vanka received as an employee of the Company is included in the section titled “Executive Compensation” above.

	Fees Earned or Paid In Cash	Stock Awards(1)	All Other Compensation	Total
	$	$	$	$
Lisa Walters-Hoffert	$62,500	$80,000	$-	$142,500
Dale Robinette	$81,250	$80,000	$-	$161,250
Michael Johnson	$50,000	$80,000	$-	$130,000
Mark F. Leposky	$61,250	$80,000	$-	$141,250

(1) Represents the fair value of the RSUs granted.

As of June 30, 2026, our non-employee directors held RSUs. Lisa Walters-Hoffert and Dale Robinette each held 3,948 exercisable options and Michael Johnson held 9,948.

Non-Employee Director Compensation Policy

Cash Compensation

Pursuant to the compensation program for our non-employee directors that was approved by the Board on March 1, 2025 for fiscal 2026 and 2027, each member of our Board of Directors who is not an employee is eligible to receive the following annual cash retainers for their service on our Board:

Annual Retainer
Board Member	$50,000
Plus (as applicable):
Lead Independent Director	$20,000
Audit Committee Chair	$7,500
Compensation Committee Chair	$5,000
Nominating/Governance Committee Chair	$5,000
Audit Committee Member	$3,750
Compensation Committee Member	$2,500
Nominating/Governance Committee Member	$2,500

Equity Compensation

In addition, our non-employee directors are eligible to receive an annual equity grant of RSUs or stock options, at their option, equal to the amount of $80,000 divided by the fair market value of the equity grant, with all grants subject to a one year vesting requirement subject to their continued service on our Board. The fair market value of the grants is based upon the closing stock price on the grant issuance date. On May 28, 2025, each of our non-executive directors was granted 50,000 RSUs under the 2021 Plan, which fully vested on May 28, 2026. On July 31, 2026, each of our non-executive directors was similarly granted RSUs or options under the 2021 Plan, which are scheduled to vest in full on March 26, 2027.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Exchange Act, as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose of or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, subject to community property laws where applicable. As of June 30, 2026, we had a total of 21,621,642 shares of common stock issued and outstanding.

The following table sets forth, as of June 30, 2026, information concerning the beneficial ownership of shares of our common stock held by our directors, our named executive officers, our directors and executive officers as a group, and each person known by us to be a beneficial owner of more than five percent (5%) of our outstanding common stock. Unless otherwise indicated, the business address of each of our directors, executive officers and beneficial owners of more than five percent (5%) of our outstanding common stock is c/o Flux Power Holdings, Inc., 2685 S. Melrose Drive, Vista, California 92081. Each person has sole voting and investment power with respect to the shares of our common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned		Percentage of Ownership
Officers and Directors
Michael Johnson, Director	4,506,045	(2)	20.3%
Krishna Vanka, Chief Executive Officer, President, and Director	77,100	(3)	*
Kevin S. Royal, Chief Financial Officer and Secretary	43,961	(4)	*
Jeffrey C. Mason, Chief Operating Officer	96,983	(5)	*
Mark F. Leposky, Director	67,057	(6)	*
Lisa Walters-Hoffert, Director	98,055	(7)	*
Dale Robinette, Director	128,484	(8)	*
All Officers and Directors as a group (7 people)	5,017,685		22.4%
5% Stockholders
Esenjay Investments LLC	4,061,799	(2)	18.8%
Cleveland Capital Management L.L.C.	1,521,809	(9)	7.1%
1250 Linda Street, Suite 304
Rocky River, OH 44116
Formidable Asset Management, LLC	3,013,948	(10)	14.0%
221 E Fourth Street, Suite 2700
Cincinnati OH 45202

*	Represents less than 1% of shares outstanding.
(1)	All addresses above are 2685 S. Melrose Drive, Vista, California 92081, unless otherwise stated.
(2)	Includes (i) 106,311 shares of common stock held by Mr. Johnson, (ii) 9,948 shares of common stock issuable upon exercise of stock options,(iii) 218,658 shares of common stock issuable upon the conversion of 23,233 shares of Series A Preferred Stock (as defined herein) issuable upon the exercise of 23,233 Prefunded Warrants (as defined herein) held by Mr. Johnson, (iv) 109,329 shares of common stock issuable upon the exercise of 109,329 Common Warrants (as defined herein) held by Mr. Johnson, and (v) 4,061,799 shares of common stock held by Esenjay Investments LLC, of which Mr. Johnson is the sole director and beneficial owner.
(3)	Mr. Vanka was appointed Chief Executive Officer, President and director on March 10, 2025. Includes (i) 24,300 shares of common stock issuable upon the conversion of 2,582 shares of Series A Preferred Stock issuable upon the exercise of 2,582 Prefunded Warrants, and (ii) 12,150 shares of common stock issuable upon the exercise of 12,150 Common Warrants and (iii) 40,650 shares of common stock issuable to Mr. Vanka pursuant to restricted stock units vesting within 60 days.
(4)	Includes (i) 36,663 shares of common stock issuable upon exercise of stock options exercisable within 60 days, (ii) 4,865 shares of common stock issuable upon the conversion of 517 shares of Series A Preferred Stock issuable upon the exercise of 517 Prefunded Warrants and (iii) 2,433 shares of common stock issuable upon the exercise of 2,433 Common Warrants.
(5)	Mr. Mason was promoted from Vice President of Operations to Chief Operating Officer effective August 1, 2025. Includes (i) 8,127 shares of common stock, (ii) 62,858 shares of common stock issuable upon exercise of stock options, (iii) 4,865 shares of common stock issuable upon the conversion of 517 shares of Series A Preferred Stock issuable upon the exercise of 517 Prefunded Warrants, and (iv) 2,433 shares of common stock issuable upon the exercise of 2,433 Common Warrants and (v) 81,558 shares of common stock issuable upon exercise of stock options exercisable within 60 days.
(6)	Consists of 67,057 shares of common stock.
(7)	Includes (i) 94,107 shares of common stock and (ii) 3,948 shares of common stock issuable upon exercise of stock options.
(8)	Includes (i) 106,311 shares of common stock, (ii) 3,948 shares of common stock issuable upon exercise of stock options, (iii) 12,150 shares of common stock issuable upon the conversion of 1,291 shares of Series A Preferred Stock issuable upon the exercise of 1,291 Prefunded Warrants and (iv) 6,075 shares of common stock issuable upon the exercise of 6,075 Common Warrants.
(9)	Based on Amendment No. 10 to Schedule 13G filed jointly by Cleveland, Rocky River Specific Opportunities Fund LLC, Wade Massad, John Shiry and Cleveland Capital Management, L.L.C. with the SEC on July 24, 2026, reporting information as of June 30, 2026, reflects (i) 1,450,736 shares of common stock held by certain private funds managed by Cleveland Capital Management, L.L.C., or by its principals, and hold shared voting and dispositive power with respect to such shares, which includes (a) 1,272,522 shares of common stock beneficially owned by Cleveland Capital L.P. and (b) 178,214 shares of common stock beneficially owned by Rocky River Specific Opportunities Fund LLC, (ii) 71,073 shares of common stock individually held by Mr. Massad and (iii) 50,000 shares of common stock individually held by Mr. Shiry.
(10)	Based on Amendment No. 4 to Schedule 13G filed by Formidable Asset Management, LLC with the SEC on December 16, 2025. Includes (i) 666,571 shares of common stock held by Formidable Asset Management, LLC and (ii) 2,347,377 shares of common stock held by certain accounts managed by Formidable Asset Management, LLC, which hold shared dispositive power with respect to such shares. Based on Schedule 13D filed by Formidable Asset Management, LLC with the SEC on October 31, 2023 and additional information available to the Company from the Private Placement (as defined herein). Includes (i) 548,226 shares of common stock held by Formidable Asset Management, LLC, (ii) 2,726,099 shares of common stock held by certain accounts managed by Formidable Asset Management, LLC, and hold shared voting and dispositive power with respect to such shares, (iii) 242,899 shares of common stock issuable upon the conversion of 25,809 shares of Series A Preferred Stock issuable upon the exercise of 25,809 Prefunded Warrants held by certain accounts managed by Formidable Asset Management, LLC and (iv) 124,649 shares of common stock issuable upon the exercise of 124,649 Common Warrants held by certain accounts managed by Formidable Asset Management, LLC.

Equity Compensation Plan Information

The following table provides certain information with respect to our equity compensation plans in effect as of June 30, 2026:

	Number of securities to be issued upon exercise of outstanding options, and settlement of RSUs	Weighted-average exercise price of outstanding options, and issuance price of RSUs	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
	(a)	(b)	(c)
Equity compensation plans approved by stockholders (1)	129,148	$5.66	-
Equity compensation plans approved by stockholders (2)	265,237	$3.61	180,130
Equity compensation plans approved by stockholders (3)	-	-	1,000,000
Equity compensation plans approved by stockholders (4)	-	-	214,560
Total	996,660	4.18	1,765,060

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

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The following includes a summary of certain relationships and transactions since July 1, 2024 and any currently proposed transactions, to which we were or are to be a participant, in which (1) the amount involved exceeded or will exceed the lesser of (i) $120,000 or (ii) one percent (1%) of the average of our total assets for the last two completed fiscal years, and (2) any of our directors, executive officers or holders of more than five percent (5%) of our capital stock, or any affiliate or member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest other than compensation and other arrangements that are described under the section titled “Executive Compensation.”

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

Line of Credit Facility and Subordinated Unsecured Promissory Note

On November 2, 2023, we entered into a Credit Facility Agreement (the “Credit Facility”) with Cleveland, a related party due to equity ownership. The Credit Facility provides us with a line of credit of up to $2,000,000 for working capital purposes. In connection with the Subordinated LOC, we issued a subordinated unsecured promissory note for $2,000,000 (the “Commitment Amount”) in favor of Cleveland.

Pursuant to the terms of the Credit Facility, Cleveland agreed to make loans (each such loan, an “Advance”) up to such Lender’s Commitment Amount to us from time to time, until July 31, 2027 (the “Due Date”). The Revolving Note accrues interest at Secured Overnight Financing Rate plus nine percent (9%) per annum on each Advance from and after the date of disbursement of such Advance. All of our indebtedness, obligations and liabilities to Cleveland are subject to the rights of GBC, pursuant to a Subordination Agreement dated on or about November 2, 2023, by and between Cleveland and GBC (the “Subordination Agreement”). Subject to the Subordination Agreement, we may, from time to time, prior to the Due Date, draw down, repay, and re-borrow on the Note, by giving notice to Cleveland of the amount to be requested to be drawn down. Subject to the Subordination Agreement, the Note is payable upon the earlier of (i) the Due Date or (ii) on occurrence of an event of Default (as defined in the Revolving Note).

As consideration of Cleveland’s commitment to provide the Advances to us, we issued Cleveland warrants to purchase 41,196 shares of common stock (the “Advance Warrants”) which rights are represented by a warrant certificate (“Warrant Certificate”). Subject to certain ownership limitations, the Advance Warrants are exercisable immediately from the date of issuance, expire on the five (5) year anniversary of the date of issuance and have an exercise price of $3.24 per share. The exercise price of the Advance Warrants is subject to certain adjustments, including stock dividends, stock splits, combinations and reclassifications of the common stock. In the event of a Triggering Event (as defined in the Warrant Certificate), the holder of the Advance Warrants will be entitled to exercise the Advance Warrants and receive the same amount and kind of securities, cash or property as such holder would have been entitled to receive upon the occurrence of such Triggering Event if such holder had exercised the rights represented by the Warrant Certificate immediately prior to the Triggering Event. Additionally, upon the holder’s request, the continuing or surviving corporation as a result of such Triggering Event will issue to such holder a new warrant of like tenor evidencing the right to purchase the adjusted amount of securities, cash or property and the adjusted warrant price. See Note 10 – Stockholders’ Equity (Deficit) in our audited consolidated financial statements included in this Report.

On July 16, 2025, we and Cleveland entered into a First Amendment to the Original Note (the “Note Amendment”). The Note Amendment amended the due date set forth in the Original Note issued by us to Cleveland in connection with the Subordinated LOC. Pursuant to the Note Amendment, the due date under the Original Note was changed from August 15, 2025 to September 30, 2025.

On September 15, 2025, concurrent with the closing of the $5.0 million private placement described below, Cleveland purchased 89,323 Preferred Stock Warrants and 420,335 Common Stock Warrants for approximately $1,730,000. This purchase was partially funded by the conversion of the carrying value of the outstanding principal and accrued interest of the Credit Facility on September 14, 2025, of $1,173,000. Cleveland entered into a Debt Satisfaction Agreement with us pursuant to which Cleveland represented full payment and satisfaction of any and all of our obligations due to Cleveland under the Cleveland Note. Cleveland paid the remaining amount it owed pursuant to the Private Placement Purchase Agreement of $557,000 in cash.

Private Placement

On July 18, 2025, we entered into the Private Placement Purchase Agreement with the Initial Purchaser(s) pursuant to which we agreed to sell an initial aggregate amount of approximately $2.9 million in Preferred Stock Warrants at a purchase price equal to $19.369 per warrant. Each Preferred Stock Warrant entitled the holder to purchase one share of the Series A Preferred Stock for $0.001 per share. Purchasers of Preferred Stock Warrants were also issued an additional five (5) year warrant to purchase a number of shares of common stock, par value $0.001 per share equal to fifty percent (50%) of the number of shares of common stock issuable upon conversion of the Series A Preferred Stock. On September 15, 2025, we entered into the Amended and Restated Private Placement Purchase Agreement with certain of the Initial Purchasers and certain additional investors pursuant to which, among other things, the Purchasers agreed to subscribe for and purchase, and we agreed to issue and sell to the Purchasers, an aggregate of 258,144 Preferred Stock Warrants and 1,214,766 Common Stock Warrants at the Purchase Price for gross proceeds of approximately $5.0 million. The Purchase Price was paid in cash or, in lieu of cash, cancellation of certain existing debt of the Company.

The closing of the Private Placement contemplated by the Amended and Restated Private Placement Purchase Agreement occurred simultaneously on September 15, 2025 upon the satisfaction of certain customary conditions. As of June 30, 2026, there were no shares of Series A Preferred Stock issued or outstanding. The Company intends to use the net proceeds from the Private Placement for general corporate purposes and growth capital.

The Preferred Stock Warrants and the Common Stock Warrants were offered to a small select group of accredited investors, as defined in Rule 501 of Regulation D, all of whom had a substantial pre-existing relationship with us. Certain of our affiliates participated in the Private Placement, among which included Krishna Vanka, our Chief Executive Officer and director, Kevin Royal, our Chief Financial Officer, Jeffrey Mason, our Chief Operating Officer, Dale Robinette, our director, Michael Johnson, our director, and Cleveland, which beneficially owns approximately 7.1% of our common stock as of June 30, 2026.

Preferred Stock Warrant and Common Stock Warrant

Each Preferred Stock Warrant has an exercise price per share of Series A Preferred Stock equal to $0.001 per share. The Preferred Stock Warrants are immediately exercisable upon the closing of the Private Placement and expire when exercised in full. The exercise price and the number of shares of Series A Preferred Stock issuable upon exercise of each Preferred Stock Warrant is subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Series A Preferred Stock.

Each Common Stock Warrant has an initial exercise price of $1.715, which is equal to the 20-day VWAP per share of common stock immediately preceding the closing of the Private Placement (subject to adjustment therein), is exercisable immediately following issuance and has a term of five (5) years from the initial issuance date. The Common Stock Warrant has a “cashless exercise” provision which provides that the Common Stock Warrant can be exercised without further payment to us. The exercise price and the number of shares of common stock issuable upon exercise of each Common Stock Warrant is subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock.

In addition, the Warrants may not be exercised in full and may not be exercised to the extent that immediately following such exercise, the holder would beneficially own greater than 4.99% or, at the election of the holder, greater than 9.99% of the Company’s outstanding common stock.

Private Placement Registration Rights Agreement

In connection with the Amended and Restated Private Placement Purchase Agreement, we entered into the Private Placement Registration Rights Agreement with the Purchasers, pursuant to which we agreed to prepare and file a registration statement with the SEC covering the resale of a number of shares of common stock underlying (i) the Series A Preferred Stock underlying the Preferred Stock Warrants and (ii) the Common Stock Warrants issued pursuant to the Amended and Restated Private Placement Purchase Agreement, and to use our commercially reasonable efforts to cause such registration statement to be declared effective by the SEC within seventy-five (75) days following the date of the registration statement. We filed the registration statement in October 2025, which became effective in November 2025.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditor for Fiscal Years 2026 and 2025

For the fiscal years ended June 30, 2026 and 2025, the Company’s independent public accounting firm was Haskell & White LLP.

Fees Paid to Principal Independent Registered Public Accounting Firm

The aggregate fees billed by our Independent Registered Public Accounting Firm, for the fiscal years ended June 30, 2026 and 2025 are as follows:

	Fiscal year ended June 30,
	2026	2025
Audit fees(1)	$102,500	$303,000
Audit related fees(2)	216,650	-
Tax fees(3)	-	-
All other fees(4)	-	-
Total	$319,150	$303,000

(1) Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and the review of our quarterly financial statements and those services normally provided in connection with statutory or regulatory filings or engagements including comfort letters, consents and other services related to SEC matters. This information is presented as of the latest practicable date for this Report.

(2) Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees.”

(3) Haskell & White LLP has not provided us with tax compliance, tax advice or tax planning services.

(4) All other fees include fees billed by our independent auditors for products or services other than as described in the immediately preceding three categories. No such fees were incurred during the fiscal years ended June 30, 2026 or 2025.

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

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

The following financial statements of Flux Power Holdings, Inc., Report of Haskell & White, LLP, independent registered public accounting firm, are included in this Form:

(2) Financial Statement Schedules: All schedules have been omitted because the required information is included in the financial statements or notes thereto or because they are not required.

(3) Exhibits:

The exhibits required by Item 601 of Regulation S-K are listed in subparagraph (b) below.

(b) The following exhibits are filed as part of this Form

Exhibit No.	Description

2.1	Securities Exchange Agreement dated May 18, 2012. Incorporated by reference to Exhibit 2.1 on Form 8-K filed with the SEC on May 24, 2012.
2.2	Amendment No. 1 to the Securities Exchange Agreement dated June 13, 2012. Incorporated by reference to Exhibit 2.2 on Form 8-K filed with the SEC on June 18, 2012.
3.1	Second Amended and Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 on Form 8-K filed with the SEC on September 15, 2025.
3.2	Amended and Restated Bylaws of Flux Power Holdings, Inc. Incorporated by reference to Exhibit 3.1 on Form 8-K filed with the SEC on May 31, 2012.
4(vi)	Description of Securities. Incorporated by reference to Exhibit 4(vi) on Form 10-K filed on August 20, 2026.
4.1	Form of Warrant. Incorporated by reference to Exhibit 4.1 on Form 8-K filed with the SEC on September 23, 2021.
4.2	Form of Warrant Certificate. Incorporated by reference to Exhibit 4.1 on Form 8-K filed with the SEC on May 13, 2022.
4.3	Warrant to Purchase Stock issued to Silicon Valley Bank, dated June 23, 2022. Incorporated by reference to Exhibit 4.1 on Form 8-K filed with the SEC on June 28, 2022.
4.4	Form of Warrant. Incorporated by reference to Exhibit 4.1 on Form 8-K filed with the SEC on November 3, 2023.
4.5	Form of Prefunded Warrant (PIPE). Incorporated by reference to Exhibit 4.1 on Form 8-K filed with the SEC on September 16, 2025.
4.6	Form of Common Warrant (PIPE). Incorporated by reference to Exhibit 4.2 on Form 8-K filed with the SEC on September 16, 2025.
10.1#	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on April 9, 2019.
10.2	Lease Agreement dated April 25, 2019. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on April 30, 2019.
10.3	First Amendment to Standard Industrial/Commercial Multi-Tenant Lease with Accutek dated March 1, 2020. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on March 5, 2020.
10.4#	Flux Power Holdings, Inc. 2010 Stock Plan: Form of Stock Option Agreement. Incorporated by reference to Exhibit 10.6 on Form 8-K filed with the SEC on June 18, 2012.
10.5#	2014 Equity Incentive Plan. Incorporated by reference to Exhibit 10.23 on Form 10-Q filed with the SEC on May 15, 2015.
10.6#	Amendment to the Flux Power Holdings Inc. 2014 Equity Incentive Plan. Incorporated by reference to Exhibit 10.20 on Form 10-K filed with the SEC on September 27, 2018.
10.7#	Amendment No. 2 to the Flux Power Holdings Inc. 2014 Equity Incentive Plan Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on November 9, 2020.
10.8#	Form of Restricted Stock Unit Award Agreement. Incorporated by reference to Exhibit 10.2 on Form 8-K filed with the SEC on November 9, 2020.
10.9#	Form of Performance Restricted Stock Unit Award Agreement. Incorporated by reference to Exhibit 10.3 on Form 8-K filed with the SEC on November 9, 2020.
10.10#	Annual Cash Bonus Plan. Incorporated by reference to Exhibit 10.4 on Form 8-K filed with the SEC on November 9, 2020.

Exhibit No.	Description
10.11#	2021 Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on May 4, 2021.
10.12#	Form of Restricted Stock Unit Award Agreement – Non-Executive Director. Incorporated by reference to Exhibit 10.2 on Form 8-K filed with the SEC on May 4, 2021.
10.13#	Form of Performance Restricted Stock Unit Award. Incorporated by reference to Exhibit 10.3 on Form 8-K filed with the SEC on November 2, 2021.
10.14	Flux Power Holdings, Inc. 2023 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on April 21, 2023.
10.15	Loan and Security Agreement. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on August 3, 2023.
10.16	Intellectual Property Security Agreement. Incorporated by reference to Exhibit 10.2 on Form 8-K filed with the SEC on August 3, 2023.
10.17	Form of Revolving Note. Incorporated by reference to Exhibit 10.3 on Form 8-K filed with the SEC on August 3, 2023.
10.18	Amended and Restated Annual Bonus Plan. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on October 24, 2023.
10.19	Credit Facility Agreement dated November 2, 2023. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on November 3, 2023.
10.20	Form of Subordinated Unsecured Promissory Note (Cleveland). Incorporated by reference to Exhibit 10.2 on Form 8-K filed with the SEC on November 3, 2023.
10.21	Amendment No. 2 to Loan and Security Agreement (GBC). Incorporated by reference to Exhibit 10.1 on Form 8-K filed on February 1, 2024.
10.22#	Employment Agreement (Kevin S. Royal). Incorporated by reference to Exhibit 10.3 on Form 8-K filed on February 23, 2024.
10.23	Waiver Agreement dated May 8, 2024. Incorporated by reference to Exhibit 10.5 on Form 10-Q filed on May 13, 2024.
10.24	Amendment No. 3 to Loan and Security Agreement (GBC). Incorporated by reference to Exhibit 10.1 on Form 8-K filed on August 14, 2024.
10.25	Waiver to Loan and Security Agreement dated August 30, 2024. Incorporated by reference to Exhibit 10.30 on Form 10-K filed on January 29, 2025.
10.26	Waiver to Loan and Security Agreement dated January 17, 2025. Incorporated by reference to Exhibit 10.31 on Form 10-K filed on January 29, 2025.
10.27	Amendment No. 4 to Loan and Security Agreement (GBC). Incorporated by reference to Exhibit 10.1 on Form 8-K filed on January 28, 2025.
10.28#	Executive Employment Agreement with Krishna Vanka. Incorporated by reference to Exhibit 10.1 on Form 8-K filed on March 10, 2025.
10.29#	Flux Power Holdings, Inc. 2025 Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 on Form 8-K filed on May 30, 2025.
10.30	Form of Settlement Term Sheet. Incorporated by reference to Exhibit 99.1 on Form 8-K filed on July 16, 2025.
10.31	Amendment No.5 to Loan and Security Agreement (GBC). Incorporated by reference to Exhibit 10.1 on Form 8-K filed on July 22, 2025.
10.32	First Amendment to Subordinated Unsecured Promissory Note. Incorporated by reference to Exhibit 10.2 on Form 8-K filed on July 22, 2025.
10.33	Amendment No. 6 to Loan and Security Agreement (GBC). Incorporated by reference to Exhibit 10.1 on Form 8-K filed on September 5, 2025.
10.34	Form of Amended and Restated Securities Purchase Agreement. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on September 16, 2025.
10.35	Form of Registration Rights Agreement. Incorporated by reference to Exhibit 10.2 on Form 8-K filed with the SEC on September 16, 2025.
10.36	Form of Escrow Agreement. Incorporated by reference to Exhibit 10.3 on Form 8-K filed with the SEC on September 16, 2025.
10.37	Debt Satisfaction Agreement. Incorporated by reference to Exhibit 10.4 on Form 8-K filed with the SEC on September 16, 2025.
10.38	Common Stock Purchase Agreement, dated May 15, 2026, by and between Flux Power Holdings, Inc. and Roth Principal Investments, LLC. Incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on May 18, 2026.
10.39	Registration Rights Agreement, dated May 15, 2026, by and between Flux Power Holdings, Inc. and Roth Principal Investments, LLC. Incorporated by reference to Exhibit 10.2 on Form 8-K filed with the SEC on May 18, 2026.
14.1	Code of Business Conduct and Ethics. Incorporated by reference to Exhibit 99.4 on Form 8-K filed with the SEC on July 2, 2019.
19.1	Insider Trading Compliance Program Policy. Incorporated by reference to Exhibit 19.1 to Form 10-K filed with the SEC on January 29, 2025.
21.1	Subsidiaries. Incorporated by reference to Exhibit 21.1 on Form 8-K filed with the SEC on June 18, 2012.
23.1*	Consent of Haskell & White LLP, Independent Registered Public Accounting Firm.
31.1*	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.
31.2*	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.
32.1**	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.
32.2**	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.
97.1	Policy for the Recovery of Erroneously Awarded Compensation. Incorporated by reference to Exhibit 97.1 on Form 10-K filed on January 29, 2025.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File, formatted in Inline XBRL (included as Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan or arrangement.

ITEM 16 – FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Form to be signed on its behalf by the undersigned, thereunto duly authorized.

Flux Power Holdings, Inc.

Dated: August 20, 2026	By:	/s/ Krishna Vanka
Krishna Vanka
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Kevin S. Royal
Kevin S. Royal
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Krishna Vanka	Director, Chief Executive Officer,	August 20, 2026
Krishna Vanka	President and Director (Principal Executive Officer)

/s/ Kevin S. Royal	Chief Financial Officer	August 20, 2026
Kevin S. Royal	(Principal Financial Officer)

/s/ Michael Johnson	Director	August 20, 2026
Michael Johnson

/s/ Mark Leposky	Director	August 20, 2026
Mark Leposky

/s/ Lisa Walters-Hoffert	Director	August 20, 2026
Lisa Walters-Hoffert

/s/ Dale Robinette	Director	August 20, 2026
Dale Robinette

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Flux Power Holdings, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Flux Power Holdings, Inc. (the “Company”) as of June 30, 2026 and 2025, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended June 30, 2026, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2026, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has recurring losses from operations, an accumulated deficit, expects to incur losses for the foreseeable future and requires additional working capital to achieve its operating plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provides a reasonable basis for our opinion.

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

Irvine, California

August 20, 2026

FLUX POWER HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2026	June 30, 2025
ASSETS

Current assets:
Cash	$305,000	$1,334,000
Accounts receivable, net of allowance for credit losses of $70,000 and $68,000 at June 30, 2026 and 2025, respectively	4,862,000	11,374,000
Inventories, net	14,752,000	17,231,000
Other current assets	781,000	1,865,000
Total current assets	20,700,000	31,804,000

Right of use assets, net	2,167,000	1,275,000
Fixed assets, net of accumulated depreciation of $2,034,000 and $1,700,000 at June 30, 2026 and 2025, respectively	476,000	708,000
Intangible assets, net of accumulated amortization of $2,459,000 and $1,969,000 at June 30, 2026 and 2025, respectively	763,000	846,000
Other assets	92,000	119,000

Total assets	$24,198,000	$34,752,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$8,473,000	$16,295,000
Accrued expenses	4,124,000	7,058,000
Line of credit	6,303,000	13,627,000
Subordinated debt	-	1,000,000
Deferred revenue	144,000	459,000
Customer deposits	31,000	38,000
Finance leases payable, current portion	52,000	80,000
Office leases payable, current portion	862,000	815,000
Accrued interest	58,000	246,000
Total current liabilities	20,047,000	39,618,000

Long term liabilities:
Finance leases payable, less current portion	19,000	32,000
Office leases payable, less current portion	1,274,000	506,000
Deferred revenue, less current portion	300,000	-

Total liabilities	21,640,000	40,156,000
Commitments and contingencies (Note 9 and 13)
Stockholders’ equity (deficit):
Preferred stock, $.001 par value; 3,000,000 and 500,000 shares authorized at June 30, 2026 and 2025, respectively; none issued and outstanding	-	-
Common stock, $0.001 par value; 75,000,000 shares authorized; 21,580,992 and 16,835,698 issued and outstanding at June 30, 2026 and 2025, respectively	22,000	17,000
Additional paid-in capital	116,370,000	100,965,000
Accumulated deficit	(113,834,000)	(106,386,000)
Total stockholders’ equity (deficit)	2,558,000	(5,404,000)
Total liabilities and stockholders’ equity (deficit)	$24,198,000	$34,752,000

The accompanying notes are an integral part of these consolidated financial statements.

FLUX POWER HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal year ended June 30,
	2026	2025
Revenues	$42,132,000	$66,434,000
Cost of sales	29,415,000	44,694,000

Gross profit	12,717,000	21,740,000

Operating expenses:
Selling, general and administrative	16,377,000	22,304,000
Research and development	2,814,000	4,464,000
Total operating expenses	19,191,000	26,768,000

Operating loss	(6,474,000)	(5,028,000)

Other expense, net	(121,000)	(81,000)
Interest expense, net	(853,000)	(1,565,000)

Net loss	$(7,448,000)	$(6,674,000)

Net loss per share - basic and diluted	$(0.38)	$(0.40)

Weighted average number of common shares outstanding - basic and diluted	19,826,095	16,717,761

The accompanying notes are an integral part of these consolidated financial statements.

FLUX POWER HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2024	16,682,465	$17,000	$99,889,000	$(99,712,000)	$194,000
Issuance of common stock – RSUs	102,896	-	-	-	-
Issuance of common stock – ESPP	50,337	-	97,000	-	97,000
Stock-based compensation	-	-	979,000	-	979,000
Net loss	-	-	-	(6,674,000)	(6,674,000)
Balance at June 30, 2025	16,835,698	$17,000	$100,965,000	$(106,386,000)	$(5,404,000)
Issuance of Preferred Stock Warrants and Common Stock Warrants under Private Placement, net of offering costs of $652,000	-	-	4,348,000	-	4,348,000
Issuance of common stock – Public Offering, net of offering costs of $1,280,000	4,416,000	5,000	9,756,000	-	9,761,000
Issuance of common stock – CEF, net of offering costs of $2,000	19,609	-	17,000	-	17,000
Issuance of common stock – RSUs	200,000	-	-	-	-
Issuance of common stock – ESPP	47,560	-	56,000	-	56,000
Issuance of common stock – Exercise of options	62,125	-	255,000	-	255,000
Stock-based compensation	-	-	973,000	-	973,000
Net loss	-	-	-	(7,448,000)	(7,448,000)
Balance at June 30, 2026	21,580,992	$22,000	$116,370,000	$(113,834,000)	$2,558,000

The accompanying notes are an integral part of these consolidated financial statements.

FLUX POWER HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal year ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(7,448,000)	$(6,674,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	824,000	849,000
Stock-based compensation (See F-24)	973,000	979,000
Amortization of debt issuance costs	71,000	164,000
Allowance for credit losses	4,000	23,000
Non-cash lease expense	894,000	820,000
Inventory write downs (See F-8)	658,000	534,000
Changes in operating assets and liabilities:
Accounts receivable	6,508,000	(1,746,000)
Inventories	1,821,000	(788,000)
Other assets	(247,000)	(1,085,000)
Accounts payable	(7,820,000)	5,022,000
Accrued expenses	(2,934,000)	3,132,000
Accrued interest	(15,000)	120,000
Office leases payable	815,000	(734,000)
Deferred revenue	(15,000)	(26,000)
Customer deposits	(7,000)	20,000
Net cash (used in) provided by operating activities	(5,918,000)	610,000

Cash flows from investing activities:
Purchases of equipment	(509,000)	(653,000)
Net cash used in investing activities	(509,000)	(653,000)

Cash flows from financing activities:
Proceeds from issuance of preferred and common stock warrants under Private Placement	3,826,000	-
Offering costs for issuance of preferred and common stock warrants	(652,000)	-
Proceeds from issuance of common stock under Public Offering	11,041,000	-
Offering costs for issuance of common stock under the Public Offering	(1,280,000)	-
Proceeds from the issuance of common stock under the CEF	19,000	-
Offering costs for issuance of common stock under the CEF	(389,000)	-
Proceeds from subordinated debt borrowing	-	1,000,000
Proceeds from stock option exercises and employee stock purchase plan purchases	311,000	97,000
Proceeds from revolving line of credit	54,445,000	64,463,000
Payment of revolving line of credit	(61,769,000)	(64,670,000)
Cost to amend line of credit agreement	(113,000)	-
Payment of finance leases	(41,000)	(156,000)
Net cash provided by financing activities	5,398,000	734,000
		-
Net change in cash	(1,029,000)	691,000
Cash, beginning of period	1,334,000	643,000

Cash, end of period	$305,000	$1,334,000

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Right-of-use asset recognition	$1,787,000	$-
Preferred and common stock warrants issued under Private Placement in exchange for settlement of subordinated debt, including interest accrued	$1,173,000	$-
Common stock issued for vested RSUs	$224,000	$161,000

Supplemental Cash Flow Information:
Cash paid for income taxes, net of refunds, by jurisdiction is as follows:
State (California)	$800	$800
Interest paid	$1,044,000	$1,235,000

The accompanying notes are an integral part of these consolidated financial statements.

FLUX POWER HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026 and June 30, 2025

NOTE 1 – NATURE OF BUSINESS

Nature of Business

Flux Power Holdings, Inc. (“Flux”) was incorporated in 1998 in the State of Nevada, and Flux’s operations are conducted through its wholly owned subsidiary, Flux Power, Inc. (“Flux Power”), a California corporation (collectively, the “Company”).

We design, develop, manufacture and sell a portfolio of advanced lithium-ion energy storage solutions for electrification of a range of industrial and commercial sectors, which include material handling and airport ground support equipment (“GSE”). We believe our mobile energy storage solutions provide our customers with a reliable, high performing, cost effective, and more environmentally friendly alternative as compared to traditional lead acid and propane-based solutions. Our modular and scalable design allows different configurations of lithium-ion energy storage solutions to be paired with our proprietary wireless battery management system to provide the level of energy storage required and “state of the art” real time monitoring of battery pack performance. We believe that the growing demand for lithium-ion energy storage solutions and more environmentally friendly energy storage solutions across a range of industrial and commercial sectors should continue to drive our growth in the markets we serve.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company’s significant accounting policies which have been consistently applied in the preparation of the accompanying consolidated financial statements follows.

Principles of Consolidation

The consolidated financial statements include Flux Power Holdings, Inc. and its wholly-owned subsidiary Flux Power, Inc. after elimination of all intercompany accounts and transactions.

Liquidity and Financial Condition

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, substantial doubt about the Company’s ability to continue as a going concern exists. Historically, the Company’s revenues and operating cash flows have not been sufficient to sustain its operations and the Company has relied on debt and equity financing for additional funds. The Company has incurred an accumulated deficit of $113.8 million through June 30, 2026, and for the year ended June 30, 2026, has generated negative cash flows from operations of $5.9 million and incurred a net loss of $7.4 million. As of June 30, 2026, the Company had a cash balance of $0.3 million. In addition, the Company’s operations have been impacted by delays in new orders of its energy storage solutions due to corresponding deferrals of new forklift purchases mainly caused by lower capital spending in the market sector that the Company serves and by interest rate variability. These conditions have affected selected large customer fleets, thereby impacting the Company’s ability to meet projected revenue targets and to generate cash from operations.

Management has evaluated the Company’s expected cash requirements, including investments in additional selling and marketing and in research and development, expected capital expenditures and expected working capital requirements. Management believes the Company’s existing cash, forecasted gross margins, additional cash proceeds that management believes are available from the Committed Equity Facility (as defined herein) and additional funding that the management believes is available under the GBC Credit Facility (as defined herein) will not be sufficient to meet the Company’s anticipated capital requirements to fund planned operations for the next twelve months following the filing date of this Form, which raises substantial doubt about its ability to continue as a going concern over the 12 months following the filing date of this Form.

The Company has implemented reductions in labor and overhead costs and has increased selling prices of energy storage solutions, however, management is evaluating strategies to further improve profitability of operations and to obtain additional funding. These steps include planned further price increases for our energy storage solutions, and the implementation of a number of cost saving initiatives including product cost efficiencies and planned operational cost savings. Based on the Company’s existing backlog and customer orders, management anticipates increased revenues which, together with improvements in gross margin, would move the Company closer to profitability. The planned gross margin improvement tasks include, but are not limited to, a plan to drive bill of material costs down while further increasing price of the Company’s products for new orders. The Company also continues to execute cost reduction, sourcing and pricing recovery initiatives in efforts to increase gross margins and improve cash flow from operations. Unforeseen factors beyond management’s control, including economic uncertainty and the impact of global tariff initiatives could potentially have negative impact on the planned gross margin improvement plan. Management is continuing to evaluate other sources of capital to fund the Company’s operations and growth. However, there can be no assurance that the Company will be able to realize its plans for improved operations or to access necessary additional financing on terms favorable to the Company or at all when needed for sufficient liquidity in order to continue operations over the next twelve months. If such liquidity is not available when required, management will be required to curtail investments in new product development, which may have a material adverse effect on future cash flows and results of operations and the Company’s ability to continue operating as a going concern.

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

Reclassification

Adjustments were made to the Company’s previously reported Financial Statements for the period ended June 30, 2025 in accordance with FASB ASC 250 – Accounting Changes and Error Corrections. Such reclassifications consist of certain previously reported amounts in order to conform on a comparable basis with the Company’s current Financial Statement presentation. The reclassifications had no effect on previously reported net income, total assets, stockholders’ equity or cash flows. Management presents current and comparative results of operations with a disaggregation of intangible assets from other fixed assets and a disaggregation of interest expense from other expense.

Cash and Cash Equivalents

As of June 30, 2026 and 2025, cash was approximately $0.3 million and $1.3 million, respectively. Cash consists of funds held in a non-interest-bearing bank deposit account. The Company considers all liquid short-term investments with maturities of less than three months when acquired to be cash equivalents. The Company had no cash equivalents at June 30, 2026 and 2025.

Fair Values of Financial Instruments

The carrying amount of the Company’s cash, accounts payable, accounts receivable, and accrued liabilities approximate their estimated fair values due to the short-term maturities of those financial instruments. The carrying amount of the line of credit approximates fair value as interest approximates current market interest rates for similar instruments. Management has concluded that it is not practical to determine the estimated fair value of subordinated debt due to related parties because the transactions cannot be assumed to have been consummated at arm’s length, the terms are not deemed to be market terms, there are no quoted values available for these instruments, and an independent valuation would not be practical due to the lack of data regarding similar instruments, if any, and the associated potential costs.

The Company does not have any other assets or liabilities that are measured at fair value on a recurring or non-recurring basis.

Accounts Receivable

Accounts receivable are evaluated according to the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 326-20 and Accounting Standards Update No. 2016-13 of Current Expected Credit Losses (“CECL”). Under the CECL model, the Company estimates expected credit losses over the lifetime of accounts receivable using forward-looking data.

Accounts receivable are carried at their estimated collectible amounts. The Company has not experienced significant issues related to the collection of its accounts receivable. As of June 30, 2026 and 2025, the Company had an allowance for credit losses of $70,000 and $68,000, respectively.

Inventories

Inventories consist primarily of battery management systems and the related subcomponents and are stated at the lower of cost (first-in, first-out) or net realizable value. The Company evaluates inventories to determine if write-downs are necessary due to obsolescence or if the inventory levels are in excess of anticipated demand at market value based on consideration of historical sales and product development plans. The Company recorded an adjustment related to obsolete inventory in the amount of approximately $658,000 and $534,000 during the years ended June 30, 2026 and 2025, respectively. Inventories at June 30, 2026 and 2025 are net of inventory obsolescence and reserve write-downs of $1,607,000 and $1,531,000, respectively.

Tariffs

The Company does not pay any tariffs directly to the US Government. The increased costs of inventory acquired from suppliers as a result of tariffs are accounted for in the Company’s cost of inventory on the balance sheet and expensed in cost of goods sold.

Shipping

Inbound shipping costs are added to the cost of inventory on the balance sheet and expensed as a cost of goods sold. Outbound shipping costs are expensed in the period incurred and are recoded in selling, general and administrative expense.

Fixed Assets

Machinery and equipment, office equipment and furniture and equipment are stated at cost, net of accumulated depreciation. Depreciation and amortization are expensed using the straight-line method over the estimated useful lives of the related assets ranging from three to five years. Leasehold Improvements are amortized over the lesser of the useful life of the related asset or the lease term.

Intangible Assets

Software consists primarily of internally developed software incorporated into manufactured product, is stated at capitalized cost and is amortized over five years.

Impairment of Long-lived Assets

In accordance with authoritative guidance for the impairment or disposal of long-lived assets, if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through the undiscounted future operating cash flows.

If impairment is indicated, the Company measures the amount of such impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset. Management determined that no impairment indicators were present and, accordingly, no impairment losses were recognized during the fiscal years ended June 30, 2026 and 2025.

Leases

The Company reports leases on its consolidated financial statements in conformance with ASC 842 - Leases, which are classified as operating leases and finance leases. The Company has two operating leases for its warehouse facilities and three finance leases for a vehicle and manufacturing equipment.

Product Warranties

The Company evaluates its exposure to product warranty obligations based on historical experience. Our products, primarily lift equipment packs, are warrantied for five years unless modified by a separate agreement. As of June 30, 2026 and 2025, the Company carried warranty liability of approximately $2.8 million and $3.4 million, respectively, included in accrued expenses on the Company’s consolidated balance sheets.

Revenue Recognition

The Company recognizes revenue in accordance to the ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) for all contracts. The Company derives its revenue from the sale of products to customers. The Company sells its products primarily through a distribution network of equipment dealers, OEMs and battery distributors located primarily in North America. The Company recognizes revenue for the products when all significant risks and rewards have been transferred to the customer, there exists no continuing managerial involvement associated with ownership of the goods sold is retained, no effective control over the goods sold is retained, the amount of revenue can be measured reliably, it is probable that the economic benefits associated with the transactions will flow to the Company and the costs incurred or to be incurred with respect to the transaction can be measured reliably.

Product revenue is recognized as a distinct single performance obligation which represents the point in time that a customer receives delivery of products. Customers do have a right to return product, but returns have historically been minimal.

Research and Development

The Company is actively engaged in new product development efforts. Research and development costs relating to possible future products are expensed as incurred.

Advertising

Costs of advertising and promotion consist primarily of trade show expenses. Advertising is expensed as incurred and was $134,000 and $117,000 for the years ending June 30, 2026 and 2025, respectively.

Stock-based Compensation

Pursuant to the provisions of the Financial Accounting Standards Board (“FASB”) ASC Topic No. 718-10, Compensation-Stock Compensation, which establishes accounting for equity instruments exchanged for employee service, we utilize the Black-Scholes option pricing model to estimate the fair value of employee stock option awards at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions will be based on, or determined from, external data, and other assumptions may be derived from our historical experience with stock-based payment arrangements. The appropriate weight to place on historical experience is a matter of judgment based on relevant facts and circumstances.

Stock-based compensation expense for the fiscal years ended June 30, 2026 and 2025 represents the estimated fair value of stock options and RSUs at the time of the grant, and ESPP shares at the beginning of each offering period, amortized under the straight-line method over the expected vesting period and reduced for estimated forfeitures of options and RSUs. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from original estimates.

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

Income Taxes

Pursuant to FASB ASC Topic No. 740, Income Taxes, deferred tax assets or liabilities are recorded to reflect the future tax consequences of temporary differences between the financial reporting basis of assets and liabilities and their tax basis at each year-end. These amounts are adjusted, as appropriate, to reflect enacted changes in tax rates expected to be in effect when the temporary differences reverse. The Company has analyzed filing positions in all of the federal and state jurisdictions where the Company is required to file income tax returns, as well as all open tax years in these jurisdictions. As a result, no unrecognized tax benefits have been identified as of June 30, 2026 and 2025, and, accordingly, no additional tax liabilities were recorded.

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

For the fiscal years ended June 30, 2026 and 2025, basic and diluted weighted-average common shares outstanding were 19,826,095 and 16,717,761, respectively. The Company incurred a net loss for the fiscal years ended June 30, 2026 and 2025; therefore, basic and diluted loss per share for each fiscal year was the same because potential common share equivalents would have been anti-dilutive. The potentially dilutive common shares outstanding at June 30, 2026 and 2025 excluded from diluted weighted-average common shares outstanding represent shares underlying outstanding stock options, RSUs and warrants, as follows:

	June 30,
	2026	2025
Stock options	928,882	796,660
RSUs(1)	304,878	200,000
Common Stock Warrants convertible to common stock	2,496,198	1,413,110
Preferred Stock Warrants convertible to common stock	2,429,523	-
Total potentially dilutive securities	6,159,481	2,409,770

(1)	RSUs presented include performance stock units with goals that management determined are not probable to be achieved.

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires retrospective disclosure of significant segment expenses and other segment items on an annual and interim basis. Additionally, it requires disclosure of the title and position of the Company’s Chief Operating Decision Maker (“CODM”). This ASU is effective annually beginning with the Company’s fiscal year ended June 30, 2025 and for interim periods thereafter. The Company adopted this standard for the year ended June 30, 2025 and the adoption did not have a material impact on the Company’s consolidated financial statements. See Note 14 – Segment Information.

Management has considered all recent accounting pronouncements not yet adopted in the Company’s consolidated financial statements. In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The ASU is effective for public business entities for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is allowed.

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, to incorporate several SEC disclosure requirements into a variety of Topics in the FASB Codification. When effective, ASU 2023-06 will not significantly affect the disclosure requirements for entities subject to SEC’s existing disclosure requirements, given those entities’ requirement to comply with Regulation S-X. The effective date of each amendment of the ASU will be the date of the SEC’s removal of the related disclosure from its regulations, to prevent duplication. Early adoption is prohibited.

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures, which requires more detailed income tax disclosures. The standard is effective for this fiscal year ending June 30, 2026 and the financial statements contained herein.

NOTE 3 – INVENTORIES

Inventories consist of the following:

	June 30,
	2026	2025
Raw materials	$13,222,000	$15,022,000
Work in process	438,000	513,000
Finished goods	2,699,000	3,247,000
Less: reserve for excess and obsolete inventory	(1,607,000)	(1,551,000)
Total inventory	$14,752,000	$17,231,000

Inventories consist primarily of the Company’s energy storage systems and the related subcomponents, and are stated at the lower of cost or net realizable value.

NOTE 4 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	June 30,
	2026	2025
Lawsuit insurance receivable	$-	$1,486,000
Prepaid computer support service	105,000	111,000
Prepaid insurance	109,000	104,000
Prepaid advertising, promotion and trade show	4,000	5,000
Prepaid expenses	460,000	17,000
Prepaid professional and consulting	61,000	15,000
Other	42,000	127,000
Total other current assets	$781,000	$1,865,000

NOTE 5 – FIXED AND INTANGIBLE ASSETS, NET

Fixed assets, net, consist of the following:

	June 30,
	2026	2025
Machinery and equipment	$1,611,000	$1,534,000
Office equipment	457,000	447,000
Furniture and equipment	274,000	274,000
Leasehold improvements	168,000	149,000
Construction in process	-	4,000
Property, plant and equipment	2,510,000	2,408,000
Less: accumulated depreciation	(2,034,000)	(1,700,000)
Total fixed assets, net	$476,000	$708,000

Depreciation expense on property, plant and equipment was approximately $334,000 and $359,000 for the fiscal years ended June 30, 2026 and 2025, respectively, and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. Depreciation expense is computed on a straight-line basis with useful lives between three and five years. Leasehold improvements are amortized over the expected term of the lease.

Intangible Assets, net, consist of the following:

	June 30,
	2026	2025
Software	$3,222,000	$2,815,000
Less: accumulated amortization	(2,459,000)	(1,969,000)
Total intangible assets, net	$763,000	$846,000

Software consisting primarily of internally developed software for resale is amortized over three years. Software amortization expense is approximately $490,000 and $490,000 for the fiscal years ended June 30, 2026 and 2025, respectively.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30,
	2026	2025
Warranty liability	$2,811,000	$3,377,000
Lawsuit settlements liability	573,000	2,175,000
Payroll and bonus accrual	273,000	1,024,000
Paid time off accrual	467,000	482,000
Total accrued expenses	$4,124,000	$7,058,000

NOTE 7 – LINE OF CREDIT

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

The loans and other obligations of the Company under the GBC Credit Facility are secured by substantially all of the tangible and intangible assets of the Company (including, without limitation, intellectual property) pursuant to the terms of both the July 31, 2023 Loan and Security Agreement and the Intellectual Property Security Agreement. During the year ended June 30, 2026, the Company’s multiple drawdowns and repayments under the GBC Credit Facility resulted in a net $7.3 million repayment. As of June 30, 2026, the outstanding balance under the GBC Credit Facility was approximately $6.3 million. The Company’s borrowing base changes as qualified collateral fluctuates and, therefore, available funding under the GBC Credit Facility could be substantially lower. On March 31, 2026, the Company notified GBC that the Company failed to comply with the minimum EBITDA financial covenant for the trailing three-month period ended February 28, 2026 under the GBC Credit Facility, which resulted in an “event of default” under the GBC Credit Facility. The Company is working with GBC to negotiate an amendment to the GBC Credit Facility or otherwise obtain a waiver from GBC, however, there can be no assurance that it will be able to do so or that the Company will be able to obtain a waiver from GBC on terms favorable to the Company or at all. GBC has allowed the Company to continue to use its line of credit under the GBC Credit Facility while negotiations continue, however, GBC can choose to limit or discontinue availability at any time. In addition, due to the Company’s event of default under the GBC Credit Facility, GBC may, at its option, declare its commitments to the Company terminated and all the Company’s obligations under the GBC Credit Facility immediately due and payable, all without demand, notice or further action of any kind required on the part of GBC, and/or exercise other remedies available to it, which include, among other things, its rights as a secured party under the GBC Credit Facility.

NOTE 8 – SUBORDINATED DEBT

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

As consideration of Cleveland’s commitment to provide the Advances to the Company, the Company issued 41,196 Common Stock Warrants to Cleveland (the “Cleveland Warrants”) which rights are represented by a warrant certificate (“Warrant Certificate”) entitling Cleveland to purchase 41,196 shares of common stock for an exercise price of $3.24 per share. Subject to certain ownership limitations, the Cleveland Warrants are exercisable immediately from the date of issuance and expire on the five-year anniversary of the date of issuance of November 2, 2023. The exercise price of the Cleveland Warrants is subject to certain adjustments, including stock dividends, stock splits, combinations and reclassifications of the common stock. In the event of a Triggering Event (as defined in the Warrant Certificate), the holder will be entitled to exercise and receive the same amount and kind of securities, cash or property as such holder would have been entitled to receive upon the occurrence of such Triggering Event if such holder had exercised the rights represented by the Warrant Certificate immediately prior to the Triggering Event. Additionally, upon the holder’s request, the continuing or surviving corporation as a result of such Triggering Event will issue to such holder a new warrant of like tenor evidencing the right to purchase the adjusted amount of securities, cash or property and the adjusted warrant price. (See Note 10 – Stockholders’ Equity (Deficit)).

On September 15, 2025, concurrent with the closing of the $5.0 million private placement described in Note 10 – Stockholders Equity (Deficit), Cleveland purchased 89,323 Preferred Stock Warrants and 420,335 Common Stock Warrants for approximately $1,730,000. This purchase was partially funded by the conversion of the carrying value of the outstanding principal and accrued interest of the Cleveland Credit Facility on September 14, 2025, of $1,173,000. Cleveland entered into a Debt Satisfaction Agreement with the Company pursuant to which Cleveland represented full payment and satisfaction of any and all obligations of the Company due to Cleveland under the Subordinated Unsecured Promissory Note dated November 2, 2023, as amended. Cleveland paid the remaining amount due under the placement of $557,000 in cash.

The outstanding balance of the Cleveland Credit Facility subordinated debt was zero and $1,000,000 as of June 30, 2026 and 2025, respectively.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

Securities Class Action

On July 11, 2025, we entered into a settlement term sheet to fully resolve the previously disclosed class action litigation captioned Kassam v. Flux Power Holdings, Inc. et al. (Case No. 3:25-cv-00113-JO-DDL), against the Company, its former chief executive officer, Ronald F. Dutt, and its former chief financial officer, Charles A. Scheiwe (collectively, the “Defendants”). The settlement was subsequently memorialized in a definitive settlement agreement, executed on August 27, 2025, which was filed with the Court on August 28, 2025 in connection with an unopposed motion for preliminary approval of the settlement, heard by the Court on October 23, 2025. In settling the class action, the Company is not admitting any liability and the settlement agreement constitutes no admission of liability or any admission regarding the accuracy of any allegation made by the plaintiffs.

The settlement provides for, among other things, the final dismissal of the litigation and a release of claims against the Defendants in exchange for the Company establishing a $1.75 million escrowed settlement fund to cover payments to the settlement class, attorneys’ fees and settlement administration expenses. Our liability insurers directly funded the full $1.75 million settlement amount, which was released from the escrowed settlement fund pursuant to the Order and Final Judgement.

Stockholder Derivative Action

On January 7, 2025, plaintiff Ronald Pearl filed a stockholder derivative complaint in the United States District Court, District of Nevada, captioned Pearl v. Dutt, et al. (Case No. 2:25-cv-00042), against current and former officers and directors of the Company, naming the Company as a nominal defendant. The complaint generally arises out of the same allegations contained in the above securities class action and alleges claims for breach of fiduciary duties and related claims.

Following a mediation, on July 11, 2025 the parties reached an agreement to resolve the derivative complaint in exchange for the Company implementing and maintaining certain corporate governance reforms and enhancements. In connection with the settlement, defendants agreed to a payment of attorneys’ fees and reimbursement of expenses for plaintiff’s counsel in the total amount of $425,000. On April 7, 2026, the Court issued its Order and Final Judgement and thereby dismissed all claims with prejudice.

In settling the derivative complaint, the defendants are not admitting any liability, and the settlement does not constitute an admission regarding the accuracy of any allegation made by the plaintiffs. As of June 30, 2026, the Company’s liability insurers directly funded $187,000 of the agreed upon attorneys’ fees.

Employment-Related Litigation

On April 30, 2024, a former employee (the “Employee”) filed a class action complaint against the Company and Insperity, its third-party payroll service provider, in San Diego County Superior Court for various claims which he has purported to assert on behalf of himself and all other individuals who worked for the Company or Insperity, amended to include a representative action complaint for Violation of Private Attorneys’ General Act (“PAGA”), seeking an unspecified amount of penalties and attorneys’ fees based on allegations that the Company violated certain California employment laws.

A Motion to Compel Arbitration was granted and arbitration was scheduled for March 26, 2026 wherein the parties agreed to a settlement of $164,000. Final settlement is subject to, among other things, court approval of such agreement. If the settlement does not obtain approval, the parties agree that the settlement class will be decertified without prejudice, and that all the parties will revert to their pre-settlement positions.

Final settlement is subject to, among other things, court approval of such agreement. If the settlement does not obtain approval, the parties agree that the settlement class will be decertified without prejudice, and that all the parties will revert to their pre-settlement positions.

Lease Obligations

Operating Leases

On April 25, 2019 the Company signed a Standard Industrial/Commercial Multi-Tenant Lease with Accutek to rent approximately 45,600 square feet of industrial space at 2685 S. Melrose Drive, Vista, California. Under the terms of the original lease, the monthly rental rate escalates at 3% each year. The Company has since signed additional amendments and extensions, most recently an extension through November 2028. The Company rents 63,200 square feet of industrial space for a monthly rent of approximately $70,000.

On December 16, 2022, the Company signed a Lease Agreement with MM Parker Court Associates, LLC to rent approximately 4,900 square feet of office space at Building 1959 Parker Court, Suite E, Atlanta, Georgia, set to expire in April 2028, with the monthly rate increasing 5% each year. Currently, the Company pays a monthly rent of approximately $6,000.

Total rent expense was approximately $975,000 and $929,000 for the fiscal years ended June 30, 2026 and 2025, respectively.

Finance Leases

The Company has three finance leases outstanding as of June 30, 2026 as follows:

Lease / Renewal Date	Property Leased	Lease Term (months)	Monthly Payment(1)
9/2/2022	Vehicle	60	$1,200
10/17/2025	Manufacturing equipment	11	$5,500
10/3/2025	Manufacturing equipment	16	$6,700

(1)	Excludes sales tax and other fees.

For operating and finance leases, lease costs are amortized on a straight-line basis over their respective lease terms. Lease amortization related to leased assets was approximately $155,000 and $153,000 for the years ended June 30, 2026 and 2025, respectively. Interest expense was approximately $9,000 and $17,000 for the years ended June 30, 2026 and 2025, respectively.

On May 20, 2026, the Company notified its equipment lessor of the exercise of its option to purchase two items of Manufacturing Equipment currently under leases renewable in fiscal year 2027. The first, exercisable in August 2026, is for a payment of $20,000 for transfer of ownership. The second, exercisable in January 2027, is for a payment of $17,000 for transfer of ownership.

Lease Commitments

Future minimum lease payments as of June 30, 2026 are as follows:

	Operating Leases	Finance Leases
Fiscal years ending June 30,
2027	$956,000	$54,000
2028	980,000	21,000
2029	387,000	-
Total future minimum lease payments	2,323,000	75,000
Less: discount	(187,000)	(4,000)
Total lease liability	2,136,000	71,000
Less: leases payable, current portion	(862,000)	(52,000)
Leases payable, noncurrent portion	$1,274,000	$19,000

The weighted average remaining lease term for operating leases was 2.3 years and 1.6 years as of June 30, 2026 and 2025, respectively. The weighted average discount rate for operating leases was 7.2% and 8.5% as of June 30, 2026 and 2025, respectively.

The weighted average remaining lease term for finance leases was 0.5 years and 0.8 years as of June 30, 2026 and 2025, respectively. The weighted average discount rate for finance leases was 8.2% and 3.4% as of June 30, 2026 and 2025, respectively.

Product Warranty Obligations

The Company provides product warranties for goods sold. Product warranties are negotiated separately with each customer. Generally, the Company’s product warranties have a five year term for electronics components and an eight year term for battery cells. Other product components have separate warranty periods, and all warranties are voided when the product is used outside certain defined limits.

The Company evaluates its exposure to product warranty obligations based on historical experience. As of June 30, 2026 and 2025, a warranty liability of approximately $2,811,000 and $3,377,000, respectively, is included in accrued expenses on the consolidated balance sheets.

Additionally, the Company granted a certain customer a five-year right of return for goods purchased as a percentage of the original purchase price upon return of the goods to the Company’s warehouse. Management believes that, during the entire five-year period, the anticipated fair value of the purchased goods will exceed the amount committed as a refund, it therefore being disadvantageous for the customer to so exercise its right. As such, management neither presently expects, nor in the future will expect, the customer to demand such a right of return and refund, and no liability was accrued on our consolidated balance sheets therefor.

NOTE 10 – STOCKHOLDERS’ EQUITY (DEFICIT)

Private Placement

On July 18, 2025, the Company entered into a securities purchase agreement, which was amended and restated on September 15, 2025 (the “Amended and Restated Purchase Agreement”) with certain accredited investors (collectively, the “Purchasers”) pursuant to which, among other things, the Purchasers agreed to subscribe for and purchase, and the Company agreed to issue and sell to the Purchasers, an aggregate of 258,144 Preferred Stock Warrants and 1,214,766 Common Stock Warrants at the aggregate purchase price of approximately $5.0 million (the “Private Placement”). The purchase price was paid in cash or, in the case of purchaser Cleveland, cash and the cancellation of certain existing debt of the Company held by Cleveland. See Note 8 – Subordinated Debt for additional information.

The Securities were offered to a small select group of accredited investors, as defined in Rule 501 of Regulation D, all of whom have a substantial pre-existing relationship with the Company, including certain executives and affiliates of the Company.

The closing of the Private Placement contemplated by the Amended and Restated Purchase Agreement occurred simultaneously on September 15, 2025 upon the satisfaction of certain customary conditions. Proceeds received, net of offering costs of approximately $652,000, were approximately $4,348,000 consisting of $3,175,000 cash and the aforementioned cancellation of $1,173,000 of outstanding debt and accrued interest. The Private Placement Common Stock Warrants and Preferred Stock Warrants are classified as equity. Accordingly, proceeds, net of offering costs, are included in additional paid-in capital on the Company’s consolidated balance sheets.

Public Offering

On November 3, 2025, the Company completed an underwritten public offering (the “Public Offering”) of 3,840,000 shares of its common stock at a public offering price of $2.50 per share, and the Company granted the underwriter a 30-day option to purchase up to an additional 576,000 shares of common stock at the public offering price, less underwriting discounts and commissions, to cover over-allotments and which was subsequently exercised in full. The Company received net proceeds of approximately $9,760,000, after offering costs of approximately $1,280,000.

Committed Equity Facility

On May 15, 2026, the Company entered into a common stock purchase agreement (the “CEF Purchase Agreement”) and related registration rights agreement (the “CEF Registration Rights Agreement”) with Roth Principal Investments, LLC (“Roth Principal Investments”), providing a discretionary committed equity facility of up to $40.0 million (the “Committed Equity Facility”). Beginning June 4, 2026, the Company may, at its option over 36 months, sell shares of common stock to Roth Principal Investments at a price based on the volume weighted average price of the Company’s common stock as reported on the Nasdaq during a specific valuation period, less a fixed 3.0% discount in the case of a “Market Open Purchase” or an “Intraday Purchase” or less a fixed 5.25% discount in the case of a “Pre-Market Purchase” or a “Post-Market Purchase”, subject to ownership and other limitations set forth in the CEF Purchase Agreement, including the requirement that the closing sale price of the Company’s common stock on the trading day immediately prior to the applicable purchase date is not less than a threshold price of $0.50. Pursuant to the CEF Registration Rights Agreement, the Company filed a registration statement on Form S-1 to register the resale by Roth Principal Investments of up to 38,461,538 shares of common stock that the Company may direct Roth Principal Investments to purchase pursuant to the CEF Purchase Agreement.

As consideration for Roth Principal Investments’ commitment, the Company paid a $25,000 structuring fee and agreed to pay a cash commitment fee of up to $800,000, payable over time by Roth Principal Investments withholding cash amounts equal to 10% of the total aggregate purchase price payable by Roth Principal Investments to the Company in connection with each purchase of shares of the Company’s common stock effected under the CEF Purchase Agreement. The Company also agreed to reimburse Roth Principal Investments’ legal fees in the amounts specified in the CEF Purchase Agreement. As of June 30, 2026, the Company issued and sold 19,609 shares of common stock at an average price of $0.98 per share under the Committed Equity Facility. The Company received net proceeds of approximately $17,000, after offering costs of approximately $2,000. Additionally, the Company expended an additional $389,000 in costs associated with the CEF, recorded as a current asset on the balance sheet.

Preferred Stock

Authorized Shares of Preferred Stock

On August 29, 2025, the Company’s stockholders approved the amendment and restatement of the Articles of Incorporation to, among other things, (i) increase the aggregate number of authorized shares of preferred stock from 500,000 to 3,000,000, $0.001 par value per share, and (ii) grant the Board authority to fix the rights and preferences of the preferred stock by resolution from time to time, and (iii) designate 1,000,000 shares of Preferred Stock as “Series A Convertible Preferred Stock”, $0.001 par value per share, with rights, preferences, privileges and restrictions all as set forth in the Second Amended and Restated Certificate of Incorporation. The Second Amended and Restated Certificate of Incorporation was filed with the State of Nevada on September 10, 2025.

As of June 30, 2026 and 2025, there were no shares of preferred stock outstanding.

Preferred Stock Warrants

In September 2025 and in conjunction with the Private Placement, the Company issued Preferred Stock Warrants to purchase up to 258,144 shares of the Company’s Series A Preferred Stock at an exercise price of $0.001 per share which are then convertible to 2,429,523 shares of common stock, subject to certain adjustments. The Preferred Stock Warrants do not expire. Activity during the year ended June 30, 2026 is reflected below:

	Number of Preferred Warrants	Weighted Average Exercise Price per Warrant	Convertible to Common Shares	Weighted Average Remaining Contract Term (years)
Outstanding and exercisable at June 30, 2025	-
Issued	258,144	$0.001	2,429,523	N/A
Exercised	-
Expired and cancelled	-
Outstanding and exercisable at June 30, 2026	258,144	$0.001	2,429,523	N/A

Common Stock

Authorized Shares of Common Stock

On May 28, 2025, the Company filed with the Secretary of State of the State of Nevada a Certificate of Amendment of its Articles of Incorporation to increase the number of shares of common stock to 75,000,000 from the 30,000,000 shares previously authorized. As of June 30, 2026 and 2025, there are 21,580,992 and 16,835,698 shares, respectively, of the Company’s common stock outstanding, par value $0.001.

Common Stock Warrants

In connection with the Company’s Registered Direct Offering (“RDO”) in September 2021, the Company issued five-year warrants to the RDO investors to purchase up to 1,071,430 shares of the Company’s common stock at an exercise price of $7.00 per share with an estimated fair value of approximately $3,874,000. The warrants were exercisable immediately and are limited to beneficial ownership of 4.99% at any point in time in accordance with the warrant agreement.

In May 2022 and in conjunction with entry into a credit facility with Cleveland, HPO and other lenders, the Company issued five-year warrants to the lenders to purchase up to 128,000 shares of the Company’s common stock at an exercise price of $2.53 per share with a fair value of approximately $173,000.

In June 2022 and in conjunction with the entry into the Second Amendment to the Loan and Security Agreement with SVB, the Company issued twelve-year warrants to SVB and its designee, SVB Financial Group, to purchase up to 40,806 shares of the Company’s common stock at an exercise price of $2.23 per share with a fair value of approximately $80,000.

In November 2023 and in conjunction with the entry into the 2023 Subordinated LOC, the Company issued five-year warrants to Cleveland Capital, L.P. to purchase up to 41,196 shares of the Company’s common stock at an exercise price of $3.24 per share with a fair value of approximately $92,000.

In September 2025 and in conjunction with the Private Placement, the Company issued Common Stock Warrants to purchase up to 1,214,766 shares of the Company’s common stock at an exercise price of $1.715 per share and exercisable for five years from date of issuance with a fair value of $2,144,000.

All of the above issued common stock warrants are outstanding and exercisable as of June 30, 2026. Activity in the Company’s Common Stock Warrants during the year ended June 30, 2026 and 2025 are reflected below:

	Number of Common Stock Warrants	Weighted Average Exercise Price Per Warrant	Weighted Average Remaining Contract Term (years)
Outstanding and exercisable at June 30, 2024	1,413,110	$6.14	1.73
Issued	-
Exercised	-
Expired and cancelled	-	2.48
Outstanding and exercisable at June 30, 2025	1,413,110	$6.14	1.48
Issued	1,214,766	$1.72	4.21
Exercised	-
Expired and cancelled	(131,678)	$4.80
Outstanding and exercisable at June 30, 2026	2,496,198	$4.06	2.37

The Company uses the Black-Scholes valuation model to calculate the fair value of common stock. The fair value of warrants was measured at the issuance date using the assumptions in the table below:

	Fiscal year ended June 30,
	2026	2025 (1)
Expected volatility	88.0%	-
Risk free interest rate	3.7%	-
Dividend yield	0.0%	-
Expected term (years)	5.00	-

(1)	No common stock warrants were issued during the twelve months ended June 30, 2025.

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

On April 29, 2021, the Company’s stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan authorizes the issuance of awards for up to 2,000,000 shares of common stock in the form of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock units, restricted stock awards and unrestricted stock awards to officers, directors and employees of, and consultants and advisors to, the Company or its affiliates. As of June 30, 2026, 180,130 shares of the Company’s common stock were available for future grants under the 2021 Plan.

On May 28, 2025, the Company’s stockholders approved the 2025 Equity Incentive Plan (the “2025 Plan”). The 2025 Plan authorizes the issuance of awards for up to 1,000,000 shares of common stock in the form of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock units, restricted stock awards and unrestricted stock awards to officers, directors and employees of, and consultants and advisors to, the Company or its affiliates. As of June 30, 2026, 1,000,000 shares of the Company’s common stock were available for future grants under the 2025 Plan.

The Company awards stock options, restricted stock units and performance stock units.

Stock Options

Activity in stock options during the year ended June 30, 2026 and 2025 and related balances outstanding are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (years)	Aggregate intrinsic Value	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2024	1,605,060	$4.85
Granted	-
Exercised	-
Forfeited and cancelled	(808,400)	$5.60
Outstanding at June 30, 2025	796,660	$4.10			$3.08
Granted	536,239	$1.88			$1.23
Exercised	(62,125)	$4.10			$3.40
Forfeited and cancelled	(341,892)	$3.43		$115,095	$2.53
Outstanding at June 30, 2026	928,882	$3.06	7.75		$2.20
Exercisable at June 30, 2026	368,997	$4.18	6.53		$3.14

Compensation recorded for stock options was $558,000 and $605,000 for the fiscal year ended June 30, 2026 and 2025, respectively.

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. Weighted average annualized percentages and expected term inputs used in Black-Scholes valuations during the periods are listed below. No stock options were issued during the twelve months ended June 30, 2025.

	Fiscal year ended June 30,
	2026	2025 (1)
Expected volatility	95.5%	-
Risk free interest rate	3.9%	-
Dividend yield	0.0%	-
Expected term (years)	5.87	-

(1)	No stock options were issued during the twelve months ended June 30, 2025.

Restricted Stock Units and Performance Stock Units

The Company’s Equity Award Plans allows for grants of Restricted Stock Units (“RSUs”), which include performance-based stock units (“PSUs”). The awards are subject to the terms and conditions provided in (i) the Restricted Stock Unit Award Agreement for time-based awards, and (ii) the Performance Restricted Stock Unit Award Agreement for PSUs. Subject to vesting requirements set forth in the applicable RSU or PSU award agreement, one share of common stock is issuable for one vested RSU or PSU, as applicable. The fair value of time-based RSUs and PSUs without a market condition is the closing stock price of the Company’s common stock on the date of grant. The fair value of PSUs with market conditions is determined using the Monte Carlo valuation method. Compensation recorded for RSUs and PSUs was $385,000 and $322,000 for the fiscal year ended June 30, 2026 and 2025, respectively. Management determined as of June 30, 2026 that achieving the performance conditions required for vesting of performance-based PSUs is not probable.

On May 28, 2025, a total of 200,000 time-based RSUs were granted under the 2021 Plan to the Company’s Board of Directors as director compensation for the fiscal year ended June 30, 2026. The RSUs vested on May 28, 2026 at a grant date fair value of $320,000.

On August 1, 2025, a total of 121,951 time-based RSUs were granted by the Company’s Board of Directors under the 2021 Plan to the Company’s Chief Executive Officer (“CEO”). Also on August 1, 2025, a total of 182,927 PSUs were granted by the Company’s Board of Directors under the 2021 Plan to the Company’s CEO, of which 122,561 PSUs contained only performance conditions and 60,366 PSUs contained a stock appreciation condition. The grants had a grant date fair value of $494,000.

Activity in RSUs and PSUs during the year ended June 30, 2026 and 2025 and related balances outstanding are reflected below:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contract Term (years)
Outstanding at June 30, 2024	114,666	$5.56
Granted	200,000	$1.60
Vested and settled	(102,896)	$5.28
Forfeited and cancelled	(11,770)	$8.00
Outstanding at June 30, 2025	200,000	$1.60	1.60
Granted	304,878	$1.62	1.60
Vested and settled	(200,000)	$1.60
Forfeited and cancelled	-
Outstanding at June 30, 2026	304,878	$1.62	1.60

Employee Stock Purchase Plan

On March 6, 2023, the Company’s Board of Directors approved the 2023 Employee Stock Purchase Plan (the “2023 ESPP”), and on April 20, 2023, the 2023 ESPP was approved by the Company’s stockholders. The 2023 ESPP enables eligible employees of the Company and certain of its subsidiaries (a “Participating Subsidiary”) to use payroll deductions to purchase shares of the Company’s common stock and acquire an ownership interest in the Company. The maximum aggregate number of shares of the Company’s common stock that have been reserved as authorized for the grant of options under the 2023 ESPP is 350,000 shares, subject to adjustment as provided for in the 2023 ESPP. Participation in the 2023 ESPP is voluntary and is limited to eligible employees (as such term is defined in the 2023 ESPP) of the Company or a Participating Subsidiary who (i) has been employed by the Company or a Participating Subsidiary for at least 90 days and (ii) is customarily employed for at least twenty (20) hours per week and more than five (5) months in any calendar year. Each eligible employee may authorize payroll deductions of 1% to 15% of the eligible employee’s compensation on each pay day to be used to purchase up to 1,500 shares of common stock for the employee’s account occurring during an offering period. The 2023 ESPP has a term of ten (10) years commencing on April 20, 2023, the date of approval by the Company’s stockholders, unless otherwise earlier terminated.

Under the provisions of the 2023 ESPP, participants purchase common stock at 85% of the closing price of the Company’s common stock at the start or end of each six-month offering period, whichever is lower. Compensation expense recorded for the ESPP was $32,000 and $52,000 for the fiscal year ended June 30, 2026 and 2025, respectively. Common stock purchases under the 2023 ESPP are reflected below:

	Shares of Common Stock	Price per Share
Shares authorized under the 2023 ESPP	350,000

Purchase - March 28, 2024	37,543	$2.80
Purchase - September 30, 2024	20,987	$2.58
Purchase - March 31, 2025	29,350	$1.46
Purchase - September 30, 2025	26,312	$1.39
Purchase - March 31, 2026	21,248	$0.91

Available under the 2023 ESPP as of June 30, 2026	214,560

NOTE 11 – STOCK-BASED COMPENSATION EXPENSE

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

At June 30, 2026, none of the PSUs with performance only conditions were deemed to be probable of achievement and no related stock-based compensation has been recognized to date. The following table summarizes SBC expense:

	Fiscal year ended June 30,
	2026	2025
Selling and administrative	$912,000	$852,000
Research and development	61,000	127,000
Total stock-based compensation expense	$973,000	$979,000

At June 30, 2026 and 2025, the unamortized stock-based compensation expense relating to outstanding stock options, RSUs and PSUs (excluding PSUs with performance conditions deemed “not probable”) was approximately $1,060,000 and $312,000, respectively, which are expected to be expensed over the weighted-average remaining term of 1.4 years and 0.9 years, respectively.

NOTE 12 – INCOME TAXES

Pursuant to the provisions of FASB ASC Topic No. 740 Income Taxes (“ASC 740”), deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss and tax credit carryforwards. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a valuation allowance of approximately $27,656,000 and $27,508,000 has been established to offset the net deferred tax assets as of June 30, 2026 and 2025, respectively,

The Company is subject to taxation in the United States, California and Georgia. The Company’s tax years from 2010 and forward are subject to examination by the federal and state taxing authorities due to the carry forward of unutilized net operating losses and research and

The Company has incurred losses since inception. A state income tax provision of $1,000 has been recorded for the year ended June 30, 2026 for state minimum and net worth taxes. The provision for the previous year was $4,000, as follows:

	Fiscal year ended June 30,
	2026	2025
Current provision:
Federal	$-	$-
State	1,000	4,000
Total current	1,000	4,000
Deferred income tax provision:
Federal
State	-	-
Total deferred	-	-
Total income tax provision	$1,000	$4,000

The provision for income taxes on earnings subject to income taxes differs from the statutory federal rate at June 30, 2026, due to the following:

	Fiscal year ended June 30, 2026
	Amount	% of net loss before income taxes
Net loss before income taxes	7,448,000

U.S. federal statutory tax rate	$(1,564,000)	21.00%
State income taxes, net of federal benefit(1)	1,000	(0.01)%
Non-taxable or non-deductible items
Stock-based compensation	105,000	(1.41)%
Other adjustments	17,000	(0.23)%
Changes in valuation allowance	317,000	(4.26)%
Other
Prior period adjustments	1,125,000	(15.11)%
Provision for income taxes	$1,000	(0.01)%

(1)	State taxes in California make up the majority of the tax effect in this category.

As previously disclosed for the year ended June 30, 2025, prior to the adoption of ASU 2023-09, the provision for income taxes on earnings subject to income taxes differs from the statutory federal rate, due to the following:

Fiscal year ended June 30, 2025
Federal income taxes at 21%	$(1,401,000)
State income taxes, net	(223,000)
Permanent differences and other	178,000
Other true ups	425,000
Change in valuation allowance	1,025,000
Provision for income taxes	$4,000

Significant components of the Company’s net deferred tax assets are shown in the table below.

	Fiscal year ended June 30,
	2026	2025
Deferred tax assets:
Net operating loss carryforwards	$23,674,000	$22,222,000
Research and development credit carryforward	27,000	27,000
Capitalized research and development expenses	1,405,000	2,323,000
Stock compensation	68,000	20,000
Disallowed interest expense	879,000	740,000
Lease liability	516,000	322,000
Other, net	1,610,000	2,138,000
Gross deferred tax assets	28,179,000	27,792,000
Less: valuation allowance	(27,656,000)	(27,508,000)
Total deferred tax assets	523,000	284,000

Deferred tax liabilities:
Capital lease asset	(22,000)	-
Right of use asset	(501,000)	(284,000)
Total deferred tax liabilities	(523,000)	(284,000)
Total net deferred tax liabilities	$-	$-

At June 30, 2026, the Company had unused net operating loss (“NOL”) carryovers of approximately $84,529,000 and $86,022,000 available to offset future federal and state taxable income, respectively. Federal NOL carryforwards arising after 2017 of approximately $62,122,000 do not expire. Federal NOL carryforwards arising before 2018 of approximately $22,408,000 and the California NOL carryforwards of $83,234,000 begin to expire in 2030. The Georgia NOL carryforwards of $2,789,000 do not expire.

Internal Revenue Code Section 382 limits the use of our net operating loss carryforwards if there has been a cumulative change in ownership of more than 50% within a three-year period. The Company has not yet completed a Section 382 study. If such analysis determines there is a limitation on the use of net operating loss carryforwards to offset future taxable income, the recorded deferred tax asset relating to such net operating loss carryforwards will be reduced. However, as the Company has recorded a full valuation allowance against its net deferred tax assets, there would be no impact on the Company’s consolidated financial statements as of June 30, 2026 and 2025.

Under ASC 740, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. In accordance with ASC 740, there are no unrecognized tax benefits as of June 30, 2026 and 2025.

The One Big Beautiful Bill Act of 2025 (the “2025 Tax Act”) was signed into law on July 4, 2025. The 2025 Tax Act, among other things, allows for immediate expensing for domestic research and development expenditures. These provisions did not have a material effect on the Company’s financial statements for the year ended June 30, 2026.

NOTE 13 – CONCENTRATIONS

Credit Risk

The Company is subject to potential concentrations in credit risk that consist principally of its cash deposits in banking institutions and its unsecured trade accounts receivable.

The Company maintains cash balances in non-interest-bearing bank deposit accounts at a California commercial bank. The Company’s cash balance at this institution is secured by the Federal Deposit Insurance Corporation up to $250,000. As of June 30, 2026 and 2025, cash deposited was approximately $305,000 and $1,334,000, respectively. The Company has not experienced any losses in its cash accounts, and therefore management believes that the Company is not exposed to any significant credit risk with respect to its cash deposits.

As of June 30, 2026, the Company had three major customers that each represented more than 10% of its accounts receivable on an individual basis, and together represented approximately $3,525,000 or 73% of its total accounts receivable. Of that total, 96% is outstanding for less than 60 days from invoice date. The Company has not experienced, nor does it expect to experience, any significant losses in such accounts. Management therefore believes that the Company is not exposed to any significant credit risk with respect to its trade accounts receivable.

Customer Concentrations

During the year ended June 30, 2026, the Company had two major customers that each represented more than 10% of its revenues on an individual basis, and together represented approximately $30,065,000 or 71% of its total revenues. During the year ended June 30, 2025, the Company had three major customers that each represented more than 10% of its revenues on an individual basis, and together represented approximately $48,288,000 or 73% of its total revenues.

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

During the year ended June 30, 2026 the Company had one supplier who accounted for more than 10% of its total purchases, which represented approximately $7,002,000 or 20% of its total purchases. During the year ended June 30, 2025, the Company had one supplier who accounted for more than 10% of its total purchases, which represented approximately $15,901,000 or 28% of its total purchases.

NOTE 14 – SEGMENT INFORMATION

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

When evaluating the Company’s financial performance and making strategic decisions, the CODM uses net loss and Adjusted EBITDA to assess performance and allocate financial, capital and personnel resources. Net loss and Adjusted EBITDA are used in the annual operating plan and forecasting process as well as ongoing decisions driven by the monthly or quarterly reviews of the plan versus actual results.

The table below is a summary of the segment profit or loss, including significant segment expenses, for the periods presented:

	Fiscal year ended June 30,
	2026	2025
Revenues	$42,132,000	$66,434,000
Less:
Cost of sales	29,415,000	44,694,000
General and administrative	12,485,000	18,337,000
Selling and marketing	2,913,000	2,965,000
Research and development	2,814,000	4,464,000
Depreciation	979,000	1,002,000
Other expense, net	121,000	81,000
Interest expense, net	853,000	1,565,000
Net loss	$(7,448,000)	$(6,674,000)

Assets provided to the CODM are consistent with those reported on the consolidated balance sheets. All long-lived assets are held in the United States, and revenues and net losses are solely generated from operations in the United States.

NOTE 15 – SUBSEQUENT EVENTS

Management evaluated events subsequent to June 30, 2026 through the filing date of these consolidated financial statements and concluded there are no material subsequent events to disclose other than those presented as follows.

On July 24, 2026, the Listing Qualifications Department (the “Staff”) of Nasdaq notified (the “July 2026 Notice”) the Company that for 30 consecutive business days preceding the date of the July 2026 Notice, the bid price of the Company’s common stock had closed below the $1.00 per share minimum required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). The July 2026 Notice has no effect on the listing of the Company’s common stock at this time, and the Company’s common stock continues to trade on the Nasdaq Capital Market under the symbol “FLUX”.

Under Nasdaq Listing Rule 5810(c)(3)(A), the Company has 180 calendar days following the date of the July 2026 Notice to regain compliance with the Minimum Bid Price Requirement (the “Compliance Period”). If at any time during the Compliance Period the closing bid price of the Company’s common stock is at least $1.00 for a minimum of 10 consecutive business days, the Company will regain compliance with the Minimum Bid Price Requirement and the Company’s common stock will continue to be eligible for listing on the Nasdaq Capital Market absent noncompliance with any other requirement for continued listing.

If the Company does not regain compliance with the Minimum Bid Price Requirement by the end of the Compliance Period, the Company may be afforded an additional 180 calendar days to regain compliance with the Minimum Bid Price Requirement (the “Additional Compliance Period”) if on the last day of the Compliance Period the Company is in compliance with the market value of publicly held shares requirement for continued listing as well as all other standards for initial listing of its common stock on the Nasdaq Capital Market (other than the Minimum Bid Price Requirement), unless the Company does not indicate its intent to cure the deficiency, or if it appears to Nasdaq that it is not possible for the Company to cure the deficiency.

If the Company does not regain compliance with the Minimum Bid Price Requirement by the end of the Compliance Period, or the Additional Compliance Period, if applicable, the Company’s common stock will be subject to delisting.

The Company intends to monitor the closing bid price of its common stock and may, if appropriate, consider implementing available options to regain compliance with the Minimum Bid Price Requirement. There can be no assurance that the Company will regain compliance within the Minimum Bid Price Requirement during the Compliance Period, secure an Additional Compliance Period to regain compliance, or maintain compliance with the other Nasdaq continued listing requirements.

