Form 10-Q
period 2026-09-30
Flux Power Holdings, Inc.
filed 2026-11-03
CIK 1083743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Yes ☐ No ☒

The number of shares of registrant’s common stock outstanding as of October 30, 2026 was 21,963,702.

FLUX POWER HOLDINGS, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2026

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

Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements include, among other things, statements relating to:

●	our event of default under our agreement with Gibraltar Business Capital, LLC (“GBC”), our ability to comply with the terms of such agreement and our continued access to our credit facility thereunder (the “GBC Credit Facility”), which we have relied on historically and currently rely on to meet our anticipated capital resources and to fund our operations;

●	our ability to secure sufficient funding to support our current and proposed operations;
●	our ability to continue as a going concern;

●	our ability to meet projected revenue targets and generate sufficient cash from operations;

●	our ability to regain compliance with the continued listing standards of the Nasdaq Stock Market;

●	the impact of tariffs on our ability to cost-effectively source battery packs and materials used in our products;

●	our ability to obtain raw materials and other supplies for our products at existing or competitive prices and on a timely basis;

●	our anticipated growth strategies and our ability to manage the expansion of our business operations effectively;

●	our ability to maintain or increase our market share in the competitive markets in which we do business;

●	our ability to grow our revenue, increase our gross profit margin and become a profitable business;

●	our ability to fulfill our backlog of open sales orders due to delays in the receipt of key component parts and other potential manufacturing disruptions;

●	our ability to keep up with rapidly changing technologies and evolving industry standards, including our ability to achieve technological advances;

●	our dependence on the growth in demand for our products;

●	our ability to compete with both peers and larger companies with far greater resources than us;

●	our ability to reduce production costs of our product line through new designs, manufacturing and supply arrangements;

●	our ability to shift to new suppliers and incorporate new components into our products in a manner that is not disruptive to our business;

●	our ability to obtain and maintain UL Listings and OEM approvals for our energy storage solutions;

●	our ability to diversify our product offerings and capture new market opportunities;

●	our ability to source our needs for skilled labor, machinery, parts, and raw materials economically;

●	our ability to retain and/or successfully recruit key members of our senior management team;

●	our ability to diversify our customer base to reduce our current dependence on a few major customers;

●	our ability to use or amend the terms of our committed equity facility; and
●	the expense, timing and outcome of legal proceedings relating to our accounting practices, financial disclosures and employment policies and practices, which includes, but are not limited to certain employment lawsuits and other legal and governmental proceedings, investigations and information requests that may be initiated or that may be asserted.

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

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this report only:

●	The “Company,” “Flux,” “we,” “us,” and “our” refer to the combined business of Flux Power Holdings, Inc., a Nevada corporation and its wholly owned subsidiary, Flux Power, Inc., a California corporation (“Flux Power”);

●	“Exchange Act” refers the Securities Exchange Act of 1934, as amended;

●	“SEC” refers to the Securities and Exchange Commission;

●	“Securities Act” refers to the Securities Act of 1933, as amended;

●	This “Quarterly Report”, “Form 10-Q” and “Report” refer to this Quarterly Report on Form 10-Q pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

PART I - Financial Information

Item 1 – Financial Statements

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	June 30,
	2026	2026
ASSETS

Current assets:
Cash	$409,000	$305,000
Accounts receivable, net of allowance for credit losses of $86,000 and $70,000 at September 30 and June 30, 2026, respectively	4,442,000	4,862,000
Inventories, net	14,434,000	14,752,000
Other current assets	1,050,000	781,000
Total current assets	20,335,000	20,700,000

Right of use assets, net	1,885,000	2,167,000
Fixed assets, net of accumulated depreciation of $2,100,000 and $2,034,000 at September 30 and June 30, 2026, respectively	439,000	476,000
Intangible assets, net of accumulated amortization of $2,574,000 and $2,459,000 at September 30 and June 30, 2026, respectively	741,000	763,000
Other assets	143,000	92,000

Total assets	$23,543,000	$24,198,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$11,258,000	$8,473,000
Accrued expenses	4,000,000	4,124,000
Line of credit	6,285,000	6,303,000
Deferred revenue	144,000	144,000
Customer deposits	32,000	31,000
Finance leases payable, current portion	27,000	52,000
Office leases payable, current portion	830,000	862,000
Accrued interest	49,000	58,000
Total current liabilities	22,625,000	20,047,000

Long term liabilities:
Finance leases payable, less current portion	16,000	19,000
Office leases payable, less current portion	1,067,000	1,274,000
Deferred revenue, less current portion	266,000	300,000

Total liabilities	23,974,000	21,640,000
Commitments and contingencies (Note 8)
Stockholders’ equity (deficit):
Preferred stock, $.001 par value; 3,000,000 shares authorized; none issued and outstanding at September 30 and June 30, 2026, respectively	-	-
Common stock, $0.001 par value; 75,000,000 shares authorized; 21,636,790 and 21,580,992 issued and outstanding at September 30 and June 30, 2026, respectively	22,000	22,000
Additional paid-in capital	116,551,000	116,370,000
Accumulated deficit	(117,004,000)	(113,834,000)
Total stockholders’ (deficit) equity	(431,000)	2,558,000
Total liabilities and stockholders’ equity (deficit)	$23,543,000	$24,198,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,
	2026	2025
Revenues	$6,758,000	$13,175,000
Cost of sales	5,085,000	9,410,000

Gross profit	1,673,000	3,765,000

Operating expenses:
Sales, general and administrative	4,001,000	4,906,000
Research and development	631,000	1,037,000
Total operating expenses	4,632,000	5,943,000

Operating loss	(2,959,000)	(2,178,000)

Interest expense, net	(184,000)	(333,000)
Other expense, net	(27,000)	(51,000)

Net loss	$(3,170,000)	$(2,562,000)

Net loss per share - basic and diluted	$(0.15)	$(0.15)

Weighted average number of common shares outstanding - basic and diluted	21,621,807	16,835,698

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2026	21,580,992	$22,000	$116,370,000	$(113,834,000)	$2,558,000
Issuance of common stock – RSUs	40,650	-	-	-	-
Issuance of common stock – ESPP	15,148	-	7,000	-	7,000
Stock-based compensation	-	-	174,000	-	174,000
Net loss	-	-	-	(3,170,000)	(3,170,000)
Balance at September 30, 2026	21,636,790	$22,000	$116,551,000	$(117,004,000)	$(431,000)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2025	16,835,698	$17,000	$100,965,000	$(106,386,000)	$(5,404,000)
Issuance of Preferred Stock Warrants and Common Stock Warrants under Private Placement, net of offering costs of $600,000	-	-	4,400,000	-	4,400,000
Issuance of common stock – ESPP	26,312	-	37,000	-	37,000
Stock-based compensation	-	-	209,000	-	209,000
Net loss	-	-	-	(2,562,000)	(2,562,000)
Balance at September 30, 2025	16,862,010	$17,000	$105,611,000	$(108,948,000)	$(3,320,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(3,170,000)	$(2,562,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	220,000	251,000
Stock-based compensation	174,000	209,000
Amortization of debt issuance costs	20,000	37,000
Allowance for credit losses	20,000	(1,000)
Non-cash lease expense	244,000	122,000
Inventory write downs	199,000	6,000
Changes in operating assets and liabilities:
Accounts receivable	400,000	3,878,000
Inventories	119,000	1,499,000
Other assets	(183,000)	(260,000)
Accounts payable	2,785,000	(2,556,000)
Accrued expenses	(124,000)	446,000
Accrued interest	(9,000)	10,000
Office leases payable	(239,000)	(200,000)
Deferred revenue	(34,000)	10,000
Customer deposits	1,000	-
Net cash provided by operating activities	423,000	889,000

Cash flows from investing activities:
Purchases of equipment and development of intangible assets	(122,000)	(163,000)
Net cash used in investing activities	(122,000)	(163,000)

Cash flows from financing activities:
Proceeds from issuance of preferred and common stock warrants under Private Placement	-	3,827,000
Offering costs for issuance of preferred and common stock warrants	-	(600,000)
Proceeds from issuance of common stock under Public Offering	-	37,000
Offering costs for issuance of common stock under the CEF	(113,000)	-
Proceeds from stock option exercises and employee stock purchase plan purchases	7,000	-
Proceeds from revolving line of credit	7,167,000	16,908,000
Payment of revolving line of credit	(7,185,000)	(20,600,000)
Cost to amend line of credit agreement	(45,000)	(113,000)
Payment of finance leases	(28,000)	69,000
Net cash used in financing activities	(197,000)	(472,000)

Net change in cash	104,000	254,000
Cash, beginning of period	305,000	1,334,000

Cash, end of period	$409,000	$1,588,000

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Right-of-use asset recognition	$1,532,000	$66,000
Preferred and common stock warrants issued under Private Placement in exchange for settlement of subordinated debt, including interest accrued	$-	$1,173,000
Common stock issued for vested RSUs	$39,000	$-

Supplemental Cash Flow Information:
Cash paid for income taxes, net of refunds, by jurisdiction is as follows:
State (California)	$800	$-
Interest paid	$192,000	$436,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUX POWER HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

NOTE 1 – NATURE OF BUSINESS

Flux Power Holdings, Inc. (the “Company” or “Flux”) was incorporated in 1998 in the State of Nevada, and Flux’s operations are conducted through its wholly owned subsidiary, Flux Power, Inc., a California corporation. The Company designs, develops, manufactures, and sells a portfolio of advanced lithium-ion energy storage solutions for electrification of a range of industrial and commercial sectors which include material handling and airport ground support equipment (“GSE”). Management believes the Company’s mobile energy storage solutions provide our customers with a reliable, high performing, cost effective and more environmentally friendly alternative as compared to traditional lead acid and propane-based solutions. The Company’s modular and scalable design allows different configurations of lithium-ion energy storage solutions which are paired with a proprietary wireless battery management system to provide the level of energy storage required and “state of the art” real time monitoring of battery pack performance. Management believes that the growing demand for lithium-ion energy storage solutions and more environmentally friendly energy storage solutions across a range of industrial and commercial sectors should continue to drive growth in the markets served.

Business Trends and Uncertainties

Since January 2025, the U.S. government has increased certain existing import tariffs and has implemented new import tariffs across a wide range of countries at various rates, including on product imports from almost all countries, and individualized higher tariffs on certain countries, notably China. While the Company has been able to offset some of the impact of enacted tariffs with supply chain adjustments, alternative manufacturing locations, cost reduction actions and by also increasing the selling prices of products, management believes that tariffs have negatively impacted the Company’s revenues, profitability and cash flows. Some of these tariff announcements have since been followed by announcements of limited exemptions and temporary pauses, and all have been affected by various circuit court decisions and a key decision by the U.S. Supreme Court invalidating certain tariffs. In response to the U.S. Supreme Court ruling, the current administration debuted a system for repaying importers for tariffs struck down by the U.S. Supreme Court while also announcing the implementation of new tariffs under an alternative statutory authority. Upon the expiration of such tariffs, the current administration announced new tariffs under a different statutory authority. Management continues to actively evaluate ways to mitigate the impacts of tariffs on the Company’s business and financial results, however, due to the uncertainties pertaining to tariffs and tariff levels, it is difficult for the Company to reliably forecast the extent of the ongoing impact to business or customers.

Trade-related disruptions can create further uncertainty and supply chain interruptions, which may result in last-minute procurement efforts at elevated cost. Management is closely monitoring the fluid nature of proposed tariffs and any further impact they may have on operations, and will continue to monitor macroeconomic conditions and evaluate the financial and operational impact of ongoing trade policy shifts. These risks could intensify depending on future developments, and management is actively incorporating these considerations into future operation planning, including assessing pricing actions, cost-control measures and long-term sourcing strategies.

If tariffs continue to escalate or global inflationary trends persist, customers may face greater economic strain, which could in turn affect demand for Company products. Management remains focused on maintaining operational flexibility and adapting the supply chain to navigate these uncertainties to support long-term business performance. See “Risk Factors” under Part I, Item 1A of this Form for additional information.

The Company is also expanding the deployment of a telemetry solution providing customers with state of health, better asset management and a platform for more timely management of service and maintenance requirements.

Liquidity and Financial Condition

The accompanying condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, substantial doubt about the Company’s ability to continue as a going concern exists. Historically, the Company’s revenues and operating cash flows have not been sufficient to sustain its operations, and the Company has relied on debt and equity financing for additional funds. The Company has incurred an accumulated deficit of $117.0 million through September 30, 2026. For the three months ended September 30, 2026, the Company generated cash flows from operations of $0.4 million and a net loss of $3.2 million. For the year ended June 30, 2026, the Company generated negative cash flows from operations of $5.9 million and a net loss of $7.4 million. Cash balance as of September 30, 2026 was $0.4 million. In addition, the Company’s operations have been impacted by delays in new orders of its energy storage solutions due to corresponding deferrals of new forklift purchases mainly caused by lower capital spending in the market sector that the Company serves and by interest rate variability. These conditions have affected selected large customer fleets, thereby impacting the Company’s ability to meet projected revenue targets and to generate cash from operations.

Management has evaluated the Company’s expected cash requirements, including investments in additional selling and marketing and in research and development, its expected capital expenditures and its expected working capital requirements. Management believes the Company’s existing cash, forecasted gross margins and additional funding that the management believes is available under the GBC Credit Facility (as defined herein) will not be sufficient to meet the Company’s anticipated capital requirements to fund planned operations for the next twelve months following the filing date of this Form, which raises substantial doubt about its ability to continue as a going concern over the twelve months following the filing date of this Form.

The Company has implemented reductions in labor and overhead costs and has increased selling prices of energy storage solutions; however, management is evaluating strategies to further improve profitability of operations and to obtain additional funding. These steps include planned further price increases for our energy storage solutions, and the implementation of a number of cost saving initiatives including product cost efficiencies and planned operational cost savings. Based on the Company’s existing backlog and customer orders, management anticipates increased revenues which, together with improvements in gross margin, would move the Company closer to profitability. The planned gross margin improvement tasks include, but are not limited to, a plan to drive bill of material costs down while further increasing price of the Company’s products for new orders. The Company also continues to execute cost reduction and sourcing and pricing recovery initiatives in efforts to increase gross margins and improve cash flow from operations. Unforeseen factors beyond management’s control, including economic uncertainty and the impact of global tariff initiatives, could potentially have negative impact on the planned gross margin improvement plan. Management is continuing to evaluate other sources of capital to fund the Company’s operations and growth. However, there can be no assurance that the Company will be able to realize its plans for improved operations or to access necessary additional financing on terms favorable to the Company or at all when needed for sufficient liquidity in order to continue operations over the next twelve months. If such liquidity is not available when required, management will be required to curtail investments in new product development, which may have a material adverse effect on future cash flows and results of operations and the Company’s ability to continue operating as a going concern.

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

Nasdaq Stock Market Notices

As previously disclosed, on July 24, 2026, the Listing Qualifications Department (the “Staff”) of Nasdaq notified (the “July 2026 Notice”) the Company that for 30 consecutive business days preceding the date of the July 2026 Notice, the bid price of the Company’s common stock had closed below the $1.00 per share minimum required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). The July 2026 Notice has no effect on the listing of the common stock at this time, and shares of common stock continue to trade on the Nasdaq Capital Market under the symbol “FLUX”.

Under Nasdaq Listing Rule 5810(c)(3)(A), the Company has 180 calendar days following the date of the July 2026 Notice to regain compliance with the Minimum Bid Price Requirement (the “Compliance Period”). If at any time during the Compliance Period the closing bid price of shares of common stock is at least $1.00 for a minimum of 10 consecutive business days, compliance with the Minimum Bid Price Requirement will be regained and the Company’s common stock will continue to be eligible for listing on the Nasdaq Capital Market absent noncompliance with any other requirement for continued listing.

If the Company does not regain compliance with the Minimum Bid Price Requirement by the end of the Compliance Period, the Nasdaq may afford an additional 180 calendar days to regain compliance with the Minimum Bid Price Requirement (the “Additional Compliance Period”) if, on the last day of the Compliance Period, the stock price is in compliance with the market value of publicly held shares requirement for continued listing as well as all other standards for initial listing of the Company’s common stock on the Nasdaq Capital Market (other than the Minimum Bid Price Requirement), unless management does not indicate its intent to cure the deficiency, or if it appears to Nasdaq that it is not possible for the deficiency to be cured.

Management intends to monitor the closing bid price of the Company’s common stock and may, if appropriate, consider implementing available options including the option to implement a reverse stock split in order to regain compliance with the Minimum Bid Price Requirement. There can be no assurance that the Company will regain compliance within the Minimum Bid Price Requirement during the Compliance Period, will secure an Additional Compliance Period, will regain compliance or will maintain compliance with the other Nasdaq continued listing requirements.

In addition, in the past the Company has failed to comply with and is currently not in compliance with other Nasdaq continued listing requirements. Nasdaq requires that for continued listing on the Nasdaq Capital Market, the Company must meet all the requirements set forth in Rule 5550(a) and at least one of the standards set forth in Rule 5550(b). The standards set forth in 5550(b) include having (i) a minimum of $2,500,000 in stockholders’ equity (the “Stockholders’ Equity Requirement”), (ii) a market value of listed securities of at least $35 million (the “Market Equity Requirement”), or (iii) net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the three most recently completed fiscal years (the “Net Income Requirement”). As previously disclosed, on January 31, 2025 the Staff of Nasdaq notified the Company that it did not comply with the Stockholders’ Equity Requirement. On March 17, 2025, the Company filed its plan with Nasdaq to regain compliance with the Stockholders’ Equity Requirement, which included requesting an extension through July 30, 2025. On July 31, 2025, due to non-compliance with the Stockholders’ Equity Requirement, the Staff informed the Company that trading of its common stock would be suspended at the opening of business on August 11, 2025 unless the Company requested an appeal of the Staff’s determination to the Panel. The Company requested an appeal hearing with the Panel, and the Panel determined to grant the Company an exception to demonstrate compliance with the Stockholders’ Equity Requirement and granted the Company its request for continued listing, which extension was subject to, among other requirements, the Company demonstrating compliance with the Stockholder’s Equity Requirement on or before October 31, 2025. However, on October 14, 2025, the Company received a notification from the Staff of Nasdaq that it had regained compliance with Nasdaq’s continued listing requirements because the Company met the Market Equity Requirement. The October 2025 Notification also provided that, for a period of one year (the “Monitoring Period”), the Staff of Nasdaq will monitor the Company’s compliance with the continued listing requirements. If, during the Monitoring Period, the Company fails to comply with Rule 5550(b), the Staff of Nasdaq will issue a delist determination letter and the Company will have an opportunity to request a new hearing.

The Monitoring Period expired on October 14, 2026, however, the Company’s stockholders’ deficit as of September 30, 2026 did not comply with the Stockholders’ Equity Requirement and the Company no longer complied with the Market Equity Requirement or any of the other standards set forth in Rule 5550(b). While the Company did not receive any notifications from the Staff of Nasdaq with respect to its noncompliance with the standards set forth in Rule 5550(b) prior to the expiration of the Monitoring Period and has not received any such notifications as of the date of this Quarterly Report, the Company cannot predict how the Staff of Nasdaq will view the timing of its noncompliance with the Stockholder’s Equity Requirement reported in this Quarterly Report. While this Quarterly Report was filed after the expiration of the Monitoring Period, this Quarterly Report reports the Company’s stockholders’ deficit as of September 30, 2026, a date prior to the expiration of the Monitoring Period. If the Staff of Nasdaq were to view the Company’s noncompliance with the Stockholder’s Equity Requirement reported in this Quarterly Report as occurring prior to the expiration of the Monitoring Period, then the Staff of Nasdaq will issue a delist determination letter and the Company will have an opportunity to request a new hearing. If the Staff of Nasdaq were to view the Company’s noncompliance with the Stockholder’s Equity Requirement reported in this Quarterly Report as occurring after the expiration of the Monitoring Period, then the Company would likely instead receive a notice of noncompliance from the Staff of Nasdaq affording the Company an opportunity to submit a plan to regain compliance.

If the Company fails to regain compliance with the Minimum Bid Price Requirement and/ fails to regain compliance with at least one of the Rule 5550(b) continued listing requirements, the Company’s common stock will be subject to delisting by Nasdaq. In the event the Company’s common stock is delisted, the stock price and market liquidity of the common stock will be adversely affected, which will impact the ability of the Company’s stockholders to sell securities in the market. Further, delisting from Nasdaq could also have other negative effects, including potential loss of confidence by partners, lenders, suppliers and employees.

Resignation of Officer

On September 8, 2026, Mr. Jeff Mason, Chief Operating Officer, tendered his resignation effective September 25, 2026. Mr. Mason and the Company failed to enter into a separation and release agreement.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company’s significant accounting policies which have been consistently applied in the preparation of the accompanying consolidated financial statements follows.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026, filed with the SEC on August 20, 2026. In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or any other future period. Certain notes to the financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements for the most recent fiscal year as reported in the Company’s Annual Report on Form 10-K have been omitted. The accompanying unaudited condensed consolidated balance sheet at June 30, 2026 has been derived from the audited balance sheet at June 30, 2026 contained in such Form 10-K.

Use of Estimates

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) applicable to interim reports of companies filing as a smaller reporting company, which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited financial statements and revenues and expenses during the periods reported. Management has considered the implications of ongoing global events and related economic impacts to the estimates and assumptions used in the preparation of the condensed consolidated financial statements. There is heightened volatility and uncertainty around tariff actions, supply chain performance and customer demand. However, the magnitude of such impact on the Company’s business and its duration is uncertain. The Company is not aware of any specific event or circumstance that would require an update to its estimates or adjustments to the carrying value of its assets and liabilities as of September 30, 2026 through the filing date of this quarterly report on Form 10-Q.

Principles of Consolidation

The consolidated financial statements include Flux Power Holdings, Inc. and its wholly-owned subsidiary Flux Power, Inc. after elimination of all intercompany accounts and transactions.

Reclassifications

Adjustments were made to our previously reported Financial Statements during interim periods for the fiscal year ending June 30, 2026, including with respect to classifications for the prior period ending September 30, in accordance with FASB ASC 250 – Accounting Changes and Error Corrections. Such reclassifications consist of certain previously reported amounts in order to conform on a comparable basis with our current Financial Statement presentation. The reclassifications had no effect on previously reported net income, total assets, stockholders’ equity or cash flows. Management presents current and comparative results of operations with a disaggregation of intangible assets from other fixed assets and a disaggregation of interest expense from other expense.

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

In September 2025, the FASB issued Accounting Standards Update (“ASU”) 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025-06 modernizes the accounting for internal-use software costs by eliminating the existing software-development project-stage framework. Under the amended guidance, an entity begins capitalizing eligible software development costs when management has authorized and committed to funding the project and it is probable that the project will be completed and the software will be used to perform its intended function. In evaluating whether completion is probable, an entity must consider whether significant uncertainty exists regarding the software’s development. The amendments also clarify that the disclosure requirements in ASC Topic 360 apply to capitalized internal-use software costs, regardless of their presentation in the financial statements. The amendments are effective for the Company for its fiscal year beginning July 1, 2028, including interim periods within that fiscal year. Early adoption is permitted. The Company is evaluating the impact of adopting the amendments on its consolidated financial statements and related disclosures.

NOTE 3 – INVENTORIES

Inventories consist of the following:

	September 30, 2026	June 30, 2026
Raw materials	$13,353,000	$13,222,000
Work in process	644,000	438,000
Finished goods	2,189,000	2,699,000
Less: reserve for excess and obsolete inventory	(1,752,000)	(1,607,000)
Total inventory	$14,434,000	$14,752,000

NOTE 4 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	September 30, 2026	June 30, 2026
Prepaid computer support service	$63,000	$105,000
Prepaid insurance	149,000	109,000
Prepaid advertising, promotion and trade show	13,000	4,000
Prepaid expenses	693,000	460,000
Prepaid professional and consulting	44,000	61,000
Other	88,000	42,000
Total other current assets	$1,050,000	$781,000

NOTE 5 – FIXED AND INTANGIBLE ASSETS, NET

Fixed assets, net, consist of the following:

	September 30, 2026	June 30, 2026
Machinery and equipment	$1,640,000	$1,611,000
Office equipment	457,000	457,000
Furniture and equipment	274,000	274,000
Leasehold improvements	168,000	168,000
Property, plant and equipment	2,539,000	2,510,000
Less: accumulated depreciation	(2,100,000)	(2,034,000)
Total fixed assets, net	$439,000	$476,000

Depreciation expense on property, plant and equipment was approximately $66,000 and $87,000 for the three months ended September 30, 2026 and 2025, respectively, and is included in sales, general and administrative expenses in the accompanying condensed consolidated statements of operations. Depreciation expense is computed on a straight-line basis with useful lives between three and five years. Leasehold improvements are amortized over the expected term of the lease.

Intangible Assets, net, consist of the following:

	September 30, 2026	June 30, 2026
Software	$3,315,000	$3,222,000
Less: accumulated amortization	(2,574,000)	(2,459,000)
Total intangible assets, net	$741,000	$763,000

Software, consisting primarily of internally developed software for resale, is amortized over three years. Software amortization expense is approximately $115,000 and $125,000 for the three months ended September 30, 2026 and 2025, respectively.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30, 2026	June 30, 2026
Warranty liability	$2,712,000	$2,811,000
Tariff refunds due to others	573,000	573,000
Payroll and bonus accrual	299,000	273,000
Paid time off accrual	416,000	467,000
Total accrued expenses	$4,000,000	$4,124,000

NOTE 7 – LINE OF CREDIT

Gibraltar Business Capital Credit Facility

On July 28, 2023, the Company entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Gibraltar Business Capital (“GBC”) (the “GBC Credit Facility”). The Loan and Security Agreement provides the Company with a senior secured revolving loan facility for up to $16.0 million (the “Revolving Loan Commitment”). Subject to conditions and terms set forth in the Loan and Security Agreement, the Company may request an increase in the Revolving Loan Commitment from time to time upon not less than 30 days’ notice to GBC which increase may be made at the sole discretion of GBC, as long as: (a) the requested increase is in a minimum amount of $1,000,000, and (b) the total increases do not exceed $5,000,000 and no more than five (5) increases are made. The revolving amount available under the GBC Credit Facility is equal to the lesser of the Revolving Loan Commitment and the borrowing base amount (as defined in the Loan and Security Agreement). The GBC Credit Facility is evidenced by a revolving note, which was initially to mature on July 28, 2025, and has been extended by various amendments to July 31, 2027 (the “Maturity Date”). Outstanding principal under the GBC Credit Facility accrues interest at Secured Overnight Financing Rate (“SOFR”, as defined in the Loan and Security Agreement) plus five and one half of one percent (5.50%) per annum with such interest payment due monthly on the last day of the month. In the event of a default, the amounts due under the Loan and Security Agreement bear interest at a rate per annum equal to three percent (3.0%) above the rate that is otherwise applicable to such amounts. In addition, the Company is required to pay a monthly unused line fee equal to one-half of one percent (0.50%) per annum on the difference between the Revolving Loan Commitment and the average outstanding principal balance of the revolving loan(s) for such month. Concurrently with entering into the Loan and Security Agreement, the Company entered into an Intellectual Property Security Agreement (the “IP Security Agreement”). The loans and other obligations under the GBC Credit Facility are secured by substantially all of the Company’s tangible and intangible assets including, without limitation, intellectual property. As of September 30, 2026, the outstanding balance under the GBC Credit Facility was approximately $6.3 million, with up to $9.7 million available for future borrowings, subject to borrowing base limitations.

On March 31, 2026, the Company notified GBC that it failed to comply with the minimum EBITDA financial covenant for the trailing three-month period ended February 28, 2026 under the GBC Credit Facility, which resulted in an “event of default” under the GBC Credit Facility.

On September 17, 2026 (the “Amendment No. 7 Effective Date”), the Company entered into Amendment No. 7 to the Loan and Security Agreement (the “Seventh Amendment”) with GBC, which amended certain terms of the Loan and Security Agreement, including, among other things, the addition of covenants requiring the Company to complete a sale of equity interests resulting in net proceeds of not less than $4.0 million within 50 days of the Amendment No. 7 Effective Date and provide to GBC certain projections, budgets and compliance reports with respect to the operation of the Company’s business, with certain material deviations from such budgets constituting an immediate event of default. In addition, the Company and GBC agreed to amend the EBITDA minimum financial covenant of the Company in the Loan and Security Agreement within 90 days of the Amendment No. 7 Effective Date. Notwithstanding the Seventh Amendment, the Company remains in default under the Loan and Security Agreement. GBC has allowed the Company to continue to have access to its revolving credit facility under the Loan and Security Agreement, but GBC has reserved its rights to discontinue such access at any time, declare its commitments to the Company terminated and all obligations of the Company under the Loan and Security Agreement immediately due and payable and/or exercise other remedies available to it, which include, among other things, its rights as a secured party under the Loan and Security Agreement, so long as the Company remains in default.

In consideration for the Seventh Amendment, the Company agreed to pay GBC a non-refundable amendment fee of $135,000 in cash, as follows: (i) $45,000 due and payable on September 17, 2026, (ii) $45,000 due and payable on October 17, 2026, and (iii) $45,000 due and payable on November 16, 2026.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

Final settlement is subject to, among other things, court approval of such agreement. If the settlement does not obtain approval, the parties agree that the settlement class will be decertified without prejudice, and that all the parties will revert to their pre-settlement positions. A settlement agreement has been reached and agreed by both parties.

Lease Obligations

Operating Leases

On April 25, 2019 the Company signed a Standard Industrial/Commercial Multi-Tenant Lease with Accutek to rent approximately 45,600 square feet of industrial space at 2685 S. Melrose Drive, Vista, California. Under the terms of the original lease, the monthly rental rate escalates at 3% each year. The Company has since signed additional amendments and extensions, most recently an extension through November 2028. The Company rents 63,200 square feet of industrial space for a monthly rent of approximately $72,000.

On December 16, 2022, the Company signed a Lease Agreement with MM Parker Court Associates, LLC to rent approximately 4,900 square feet of office space at Building 1959 Parker Court, Suite E, Atlanta, Georgia, set to expire in April 2028, with the monthly rate increasing 5% each year. Currently, the Company pays a monthly rent of approximately $6,000.

Total rent expense was approximately $271,000 and $227,000 for the three months ended September 30, 2026 and 2025, respectively.

Finance Leases

In August 2026, the Company exercised its option to purchase previously leased equipment for a payment of $20,000. As of September 30, 2026 the Company has two finance leases outstanding. Total finance lease expense was approximately $13,000 and $30,000 for the three months ended September 30, 2026 and 2025, respectively.

Lease Commitments

Future minimum lease payments as of September 30, 2026 are as follows:

	Operating Leases	Finance Leases
Fiscal years ending June 30,
2027 (remaining nine months)	$724,000	$25,000
2028	980,000	21,000
2029	387,000	-
Total future minimum lease payments	2,091,000	46,000
Less: discount	(194,000)	(3,000)
Total lease liability	1,897,000	43,000
Less: leases payable, current portion	(830,000)	(27,000)
Leases payable, noncurrent portion	$1,067,000	$16,000

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

The Company evaluates its exposure to product warranty obligations based on historical experience. As of September 30 and June 30, 2026, a warranty liability of approximately $2,712,000 and $2,811,000, respectively, is included in accrued expenses on the consolidated balance sheets.

Additionally, the Company granted a certain customer a five-year right of return for goods purchased as a percentage of the original purchase price upon return of the goods to the Company’s warehouse. Management believes that during the entire five-year period, the anticipated fair value of the purchased goods will exceed the amount committed as a refund, it therefore being disadvantageous for the customer to so exercise its right. As such, management neither presently expects, nor in the future will expect the customer to demand such a right of return and refund, and no liability was accrued on the condensed consolidated balance sheets therefor.

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT)

Private Placement

On July 18, 2025, the Company entered into a securities purchase agreement, which was amended and restated on September 15, 2025 (the “Amended and Restated Purchase Agreement”), with certain accredited investors (collectively, the “Purchasers”) pursuant to which, among other things, the Purchasers agreed to subscribe for and purchase, and the Company agreed to issue and sell to the Purchasers, an aggregate of 258,144 Preferred Stock Warrants and 1,214,766 Common Stock Warrants at the aggregate purchase price of approximately $5.0 million (the “Private Placement”). The purchase price was paid in cash or, in the case of purchaser Cleveland Capital, L,P., cash and the cancellation of certain existing debt held by them.

The Securities were offered to a small select group of accredited investors, as defined in Rule 501 of Regulation D, all of whom have a substantial pre-existing relationship with the Company, including certain executives and affiliates of the Company.

The closing of the Private Placement contemplated by the Amended and Restated Purchase Agreement occurred simultaneously on September 15, 2025 upon the satisfaction of certain customary conditions. As of September 30, 2026, proceeds received, net of offering costs of approximately $652,000, were approximately $4,348,000 consisting of $3,175,000 cash and the aforementioned cancellation of $1,173,000 of outstanding debt and accrued interest. As of September 30, 2025, proceeds received, net of offering costs of approximately $600,000, were approximately $3,227,000 consisting of $2,054,000 cash and $1,173,000 of debt cancellation. Additional offering costs of $45,000 were incurred during the three months ended December 31, 2025, and $7,000 was incurred during the three months ended March 31, 2026.

The Private Placement Common Stock Warrants and Preferred Stock Warrants are classified as equity. Accordingly, proceeds, net of offering costs, are included in additional paid-in capital on the Company’s condensed consolidated balance sheets.

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

Committed Equity Facility

On May 15, 2026, the Company entered into a purchase agreement (the “CEF Purchase Agreement”) and a related registration rights agreement (the “CEF Registration Rights Agreement”) with Roth Principal Investments, LLC (“Roth”). Subject to the terms and conditions of the CEF Purchase Agreement, the Company may, in its sole discretion, sell to Roth up to $40,000,000 of shares of common stock from time to time during the term of the CEF Purchase Agreement (the “Committed Equity Facility”). The Company is under no obligation to sell any shares, and Roth is required to purchase shares only as directed by management.

Pursuant to the CEF Registration Rights Agreement, the Company filed a registration statement to register the resale of up to 38,461,538 shares of common stock.

From and after June 4, 2026, and for a period of up to 36 months (the “Commitment Period”), unless earlier terminated, the Company may direct Roth to purchase shares of common stock through one or more “Market Open Purchases”, “Intraday Purchases”, “Pre-Market Purchases” or “Post-Market Purchases”, each subject to the terms, conditions, notice requirements, and limitations set forth in the CEF Purchase Agreement, including the requirement that the closing sale price of the Company’s common stock on the trading day immediately prior to the applicable purchase date is not less than the threshold price of $0.50 (the “Threshold Price”).

The per share purchase price for shares sold in a Market Open Purchase, an Intraday Purchase, a Pre-Market Purchase or a Post-Market Purchase is based on the volume weighted average price (“VWAP”) of the Company’s common stock during the applicable valuation period, less a fixed 3.0% discount in the case of a Market Open Purchase or an Intraday Purchase or less a fixed 5.25% discount in the case of a Pre-Market Purchase or a Post-Market Purchase, subject, in each case, to the applicable minimum price thresholds and other adjustments set forth in the CEF Purchase Agreement. There is no upper limit on the per share price that Roth may be required to pay.

Management controls the timing and amount of any sales under the CEF Purchase Agreement. Actual sales, if any, will depend on market conditions, the trading price of the Company’s common stock and management’s determination of capital needs. Net proceeds, if any, are expected to be used for working capital and general corporate purposes. No shares were sold pursuant to the CEF Purchase Agreement during the three months ended September 30, 2026.

As of October 30, 2026, the closing sale price of the Company’s common stock on the Nasdaq Capital Market was $0.43 per share. Given that the closing price of the Company’s common stock is currently below the Threshold Price of $0.50, the Company cannot direct Roth to purchase shares pursuant to the CEF Purchase Agreement until the closing price of the Company’s common stock exceeds the Threshold Price or the Company can amend the CEF Purchase Agreement to decrease the Threshold Price to a price below the closing price of the Company’s common stock. There can be no assurances if or when the Company’s common stock will begin trading at a price that will exceed the Threshold Price or the Company will be able to amend the CEF Purchase Agreement to decrease the Threshold Price.

Preferred Stock

Authorized and Outstanding Shares of Preferred Stock

Effective September 10, 2025, 3,000,000 shares of Preferred Stock are authorized, $0.001 par value per share, of which 1,000,000 are Series A Convertible Preferred Stock. As of September 30 and June 30, 2026, there were no shares of preferred stock outstanding.

Preferred Stock Warrants

In September 2025 and in conjunction with the Private Placement, the Company issued Preferred Stock Warrants to purchase up to 258,144 shares of the Company’s Series A Preferred Stock at an exercise price of $0.001 per share which are then convertible to 2,429,523 shares of common stock, subject to certain adjustments. The Preferred Stock Warrants do not expire. Activity during the fiscal year ended June 30, 2026 and the three months ended September 30, 2026 is reflected below:

	Number of Preferred Warrants	Weighted Average Exercise Price per Warrant	Convertible to Common Shares	Weighted Average Remaining Contract Term (years)
Outstanding and exercisable at June 30, 2025	-
Issued	258,144	$0.001	2,429,523	N/A
Exercised	-
Expired and cancelled	-
Outstanding and exercisable at June 30, 2026	258,144	$0.001	2,429,523	N/A
Issued	-
Exercised	-
Expired and cancelled	-
Outstanding and exercisable at September 30, 2026	258,144	$0.001	2,429,523	N/A

Common Stock

Authorized and Outstanding Shares of Common Stock

Effective May 28, 2025, 75,000,000 shares of Common Stock are authorized, $0.001 par value per share. As of September 30 and June 30, 2026, there were 21,636,790 and 21,580,992 shares, respectively, of the Company’s common stock outstanding.

Common Stock Warrants

In connection with the Company’s Registered Direct Offering (“RDO”) in September 2021, the Company issued five-year warrants to the RDO investors to purchase up to 1,071,430 shares of the Company’s common stock at an exercise price of $7.00 per share with an estimated fair value of approximately $3,874,000. These warrants expired September 27, 2026.

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

Activity in the Company’s Common Stock Warrants during the year ended June 30, 2026 and the three months ended September 30, 2026 are reflected below:

	Number of Common Stock Warrants	Weighted Average Exercise Price Per Warrant	Weighted Average Remaining Contract Term (years)
Outstanding and exercisable at June 30, 2025	1,413,110	$6.14	1.48
Issued	1,214,766	$1.72	2.96
Exercised	-
Expired and canceled	(131,678)	$4.80
Outstanding and exercisable at June 30, 2026	2,496,198	$4.06	1.12
Issued	-
Exercised	-
Expired and canceled	(1,071,430)	$7.00
Outstanding and exercisable at September 30, 2026	1,424,768	$1.85	3.70

Equity Award Plans

The Company awards stock options, restricted stock units and performance stock units.

On February 17, 2015, the Company’s stockholders approved the 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan expired on November 26, 2024, at which time no future stock or stock option awards could be granted under the plan.

April 29, 2021, the Company’s stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan authorizes the issuance of awards for up to 2,000,000 shares of common stock in the form of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock units, restricted stock awards and unrestricted stock awards to officers, directors and employees of, and consultants and advisors to, the Company or its affiliates. As of September 30, 2026, 266,901 shares of the Company’s common stock were available for future grants under the 2021 Plan.

On May 28, 2025, the Company’s stockholders approved the 2025 Equity Incentive Plan (the “2025 Plan”). The 2025 Plan authorizes the issuance of awards for up to 1,000,000 shares of common stock in the form of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock units, restricted stock awards and unrestricted stock awards to officers, directors and employees of, and consultants and advisors to, the Company or its affiliates. As of September 30, 2026, 1,000,000 shares of the Company’s common stock were available for future grants under the 2025 Plan.

Stock Options

On July 8, 2026, a total of 222,222 common stock options were granted under the 2021 Plan to two of the Company’s Board of Directors as director compensation for the fiscal year ending June 30, 2027. The options vest on March 26, 2027 at a grant date fair value of $31,000.

Activity in stock options during the year ended June 30, 2026 and three months ended September 30, 2026, and related balances outstanding, are reflected below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (years)	Aggregate intrinsic Value	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2025	796,660	$4.10			$3.08
Granted	536,239	$1.88			$1.23
Exercised	(62,125)	$4.10			$3.40
Forfeited and cancelled	(341,892)	$3.43		$115,095	$2.53
Outstanding at June 30, 2026	928,882	$3.06		$0.00	$2.20
Granted	222,222	$1.08	9.5		$0.14
Exercised	-
Forfeited and cancelled	(90,247)	$2.55			$1.75
Outstanding at September 30, 2026	1,060,857	$2.69	7.9	$0.00	$1.81
Exercisable at September 30, 2026	542,970	$3.44	5.4	$0.00	$2.52

Restricted Stock Units and Performance Stock Units

The Company’s Equity Award Plans allows for grants of Restricted Stock Units (“RSUs”), which include performance-based stock units (“PSUs”). The awards are subject to the terms and conditions provided in (i) the Restricted Stock Unit Award Agreement for time-based awards, and (ii) the Performance Restricted Stock Unit Award Agreement for PSUs. Subject to vesting requirements set forth in the applicable RSU or PSU award agreement, one share of common stock is issuable for one vested RSU or PSU, as applicable. The fair value of time-based RSUs and PSUs without a market condition is the closing stock price of the Company’s common stock on the date of grant. The fair value of PSUs with market conditions is determined using the Monte Carlo valuation method. Compensation recorded for RSUs and PSUs was $146,000 for the three months ended September 30, 2026. Management determined as of September 30, 2026 that achieving the performance conditions required for vesting of performance-based PSUs is not probable.

On May 28, 2025, a total of 200,000 time-based RSUs were granted under the 2021 Plan to the Company’s Board of Directors as director compensation for the fiscal year ended June 30, 2026. The RSUs vested on May 28, 2026 at a grant date fair value of $320,000.

On August 1, 2025, a total of 121,951 time-based RSUs were granted by the Company’s Board of Directors under the 2021 Plan to the Company’s Chief Executive Officer (“CEO”). 40,650 of these RSUs vested on July 1, 2026. Also on August 1, 2025, a total of 182,927 PSUs were granted by the Company’s Board of Directors under the 2021 Plan to the Company’s CEO, of which 122,561 PSUs contained only performance conditions for which the Company has determined that achievement is not probable, and 60,366 PSUs contained a stock appreciation condition. These 2025 grants had a grant date fair value of $494,000.

On July 8, 2026, a total of 148,148 time-based RSUs were granted under the 2021 Plan to two of the Company’s Board of Directors as director compensation for the fiscal year ended June 30, 2027. The RSUs vest on March 26, 2027 and had a grant date fair value of $160,000.

Activity in RSUs and PSUs during the year ended June 30, 2026 and the three months ended September 30, 2026 and related balances outstanding are reflected below:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contract Term (years)
Outstanding at June 30, 2025	200,000	$1.60	0.91
Granted	304,878	$1.62	1.60
Vested and settled	(200,000)	$1.60
Forfeited and cancelled	-
Outstanding at June 30, 2026	304,878	$1.62	1.60
Granted	148,148	$1.08	0.48
Vested and settled	(40,650)	$1.62
Forfeited and cancelled	-
Outstanding at September 30, 2026	412,376	$1.28	1.30

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

Under the provisions of the 2023 ESPP, participants purchase common stock at 85% of the closing price of the Company’s common stock at the start or end of each six-month offering period, whichever is lower. Compensation expense recorded for the ESPP was $4,000 for the three months ended September 30, 2026. Common stock purchases under the 2023 ESPP are reflected below:

	Shares of Common Stock	Price per Share
Authorized under the 2023 ESPP	350,000

Purchase - March 28, 2024	37,543	$2.80
Purchase - September 30, 2024	20,987	$2.58
Purchase - March 31, 2025	29,350	$1.46
Purchase - September 30, 2025	26,312	$1.39
Purchase - March 31, 2026	21,248	$0.91
Purchase - September 30, 2026	15,148	$0.38

Available under the 2023 ESPP as of September 30, 2026	199,412

NOTE 10 – STOCK BASED COMPENSATION EXPENSE

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

At September 30, 2026, none of the PSUs with performance only conditions were deemed to be probable of achievement and no related stock-based compensation has been recognized to date therefrom. The following table summarizes SBC expense for the three months ended September 30, 2026 and 2025:

	Three months ended September 30,
	2026	2025
Selling and administrative	$150,000	$210,000
Research and development	24,000	(1,000)
Total stock-based compensation expense	$174,000	$209,000

At September 30, 2026 and 2025, the unamortized stock-based compensation expense relating to outstanding stock options, RSUs and PSUs (excluding PSUs with performance conditions deemed “not probable”) was approximately $886,000 and $1,105,000, respectively, which are expected to be expensed over the weighted-average remaining term of 1.3 years and 1.4 years, respectively.

NOTE 11 – NET LOSS PER COMMON SHARE

The Company calculates basic net loss per common share by dividing net loss by the weighted average number of common shares outstanding during the periods. Potential diluted net loss per common share includes the impact from all dilutive potential common shares relating to outstanding convertible securities.

For the three months ended September 30, 2026 and 2025, basic and diluted weighted-average common shares outstanding were 21,621,807 and 16,835,698, respectively. The Company incurred a net loss for the three months ended September 30, 2026 and 2025 and, therefore, basic and diluted loss per share for the periods were the same because all potentially dilutive common share equivalents would have been anti-dilutive. At September 30, 2026 and 2025, potentially dilutive securities excluded from the calculation of diluted weighted-average common shares outstanding were as follows:

	As of September 30,
	2026	2025
Stock options	1,060,857	1,213,460
RSUs and PSUs(1)	412,376	504,878
Common Stock Warrants convertible to common stock	1,424,768	2,496,198
Preferred Stock Warrants convertible to common stock	2,429,523	2,429,523
Total potentially dilutive securities	5,327,524	6,644,059

(1)	PSUs presented include performance stock units with goals that management determined are not probable to be achieved.

NOTE 12 – CONCENTRATIONS

Credit Risk

The Company is subject to potential concentrations in credit risk that consist principally of its cash deposits in banking institutions and its unsecured trade accounts receivable.

The Company maintains cash balances in non-interest-bearing bank deposit accounts at a California commercial bank. The Company’s cash balance at this institution is secured by the Federal Deposit Insurance Corporation up to $250,000. As of September 30, 2026 and June 30, 2026, cash deposited was approximately $409,000 and $305,000, respectively. The Company has not experienced any losses in its cash accounts, and therefore management believes that the Company is not exposed to any significant credit risk with respect to its cash deposits.

As of September 30, 2026, the Company had two major customers that each represented more than 10% of its accounts receivable on an individual basis, and together represented approximately $3,071,000 or 68% of its total accounts receivable. Of that total, 99.9% is outstanding for less than 60 days from invoice date. The Company has not experienced, nor does it expect to experience, any significant losses in such accounts. Management therefore believes that the Company is not exposed to any significant credit risk with respect to its trade accounts receivable.

Customer Concentrations

During the three months ended September 30, 2026, the Company had three major customers that each represented more than 10% of its revenues on an individual basis, and together represented approximately $5,385,000 or 80% of its total revenues. During the three months ended September 30, 2025, the Company had two major customers that each represented more than 10% of revenues on an individual basis and together represented approximately $10,142,000 or 77% of total revenues.

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

During the three months ended September 30, 2026 the Company had one supplier who accounted for more than 10% of its total purchases, which represented approximately $1,843,000 or 27% of its total purchases. During the three months ended September 30, 2025, the Company had one supplier that accounted for more than 10% of total purchases on an individual basis and represented approximately $1,686,000 or 15% of total purchases.

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

The table below is a summary of the segment profit or loss, including significant segment expenses, for the periods presented:

	Three months ended September 30,
	2026	2025
Revenues	$6,758,000	$13,175,000
Less:
Cost of sales	5,085,000	9,410,000
General and administrative	2,762,000	3,922,000
Selling and marketing	1,019,000	733,000
Research and development	631,000	1,037,000
Depreciation	220,000	251,000
Other expense, net	27,000	51,000
Interest expense, net	184,000	333,000
Net loss	$(3,170,000)	$(2,562,000)

Assets provided to the CODM are consistent with those reported on the consolidated balance sheets. All long-lived assets are held in the United States, and revenues and net losses are solely generated from operations in the United States.

NOTE 14 – SUBSEQUENT EVENTS

Management evaluated events subsequent to September 30, 2026 through the filing date of these condensed consolidated financial statements and concluded there are no material subsequent events to disclose.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and Part II, Item 7, Management’s Discussion and Analysis of Financial condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026.

Business Overview

We design, develop, manufacture and sell a portfolio of advanced lithium-ion energy storage solutions for electrification of a range of industrial and commercial sectors which include material handling and airport ground support equipment (“GSE”). We believe our mobile energy storage solutions provide our customers with a reliable, high performing, cost effective and more environmentally friendly alternative as compared to traditional lead acid and propane-based solutions. Our modular and scalable design allows different configurations of lithium-ion energy storage solutions which are paired with our proprietary wireless battery management system to provide the level of energy storage required and “state of the art” real-time monitoring of battery pack performance. We believe that the growing demand for lithium-ion energy storage solutions and more environmentally friendly energy storage solutions across a range of industrial and commercial sectors should continue to drive growth in the markets we serve.

Our long-term strategy is to meet the rapidly growing demand for lithium-ion energy solutions and to be the supplier of choice, targeting large companies having energy storage needs. We have established selling relationships with customers with large fleets of forklifts and GSE. We intend to reach this goal by investing in research and development to expand our product mix, by expanding our sales and marketing efforts, by improving our customer support efforts and by improving production efficiencies. Our research and development efforts will continue to focus on providing adaptable, reliable and cost-effective energy storage solutions for our customers. We have received three patents on advanced technology related to lithium-ion energy storage solutions. The technology behind these patents is designed to:

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

A useful measure of our relative financial condition consists of the analysis of our historical backlog in comparison to the current period. “Backlog” represents the amount of anticipated revenues we may recognize in the future from existing contractual orders with customers that are in progress and have not yet shipped. Backlog values may not be indicative of future operating results as orders may be cancelled, modified or otherwise altered by customers. In addition, our ability to realize revenue from our backlog will be dependent on the delivery of key parts from our suppliers and our ability to manufacture and ship our products to customers in a timely manner. There can be no assurance that outstanding customer orders will be fulfilled as expected or that our backlog will result in future revenues.

As of September 30, 2026 our order backlog was approximately $2.6 million. The following table presents our order, shipment and backlog history for the last six quarters:

	Beginning Backlog	New Orders	Shipments	Ending Backlog
June 30, 2025	$16,895,000	$9,764,000	$16,737,000	$9,922,000
September 30, 2025	$423,000	$8,947,000	$13,175,000	$5,694,000
December 31, 2025	$5,694,000	$12,247,000	$14,121,000	$3,820,000
March 31, 2026	$(197,000)	$8,055,000	$6,588,000	$5,287,000
June 30, 2026	$5,287,000	$6,665,000	$8,248,000	$3,704,000
September 30, 2026	$3,704,000	$5,631,000	$6,758,000	$2,577,000

Business Updates

Toward the second half of fiscal 2025, we began experiencing a slowdown in new orders for our energy storage solutions. The slowdown reflected deferrals of new forklift purchases by selected large customer fleets due to lower capital spending and interest rate variability, and it continued throughout fiscal 2026 and into fiscal 2027. Some customers attributed their lower capital spending to concerns over the economy, uncertainty of higher interest rates, as well as to broader geopolitical uncertainty. More recently, the economic impacts and costs of higher global tariffs implemented by the U.S. government have negatively impacted new purchase orders. The impact of order deferrals by our customers required us to implement new selling strategies and to focus on cost controls and expense reduction.

We have seen improvements in our sourcing and purchasing activity, reflecting our efforts to expand and optimize our vendor strategy. Additional improvements include more secondary sources to minimize stock-outs, to lower costs from increasing sources and to control delivery times, all of which are now reflected in our current inventory levels. With strategic supply chain and profitability improvement initiatives, lower costs and higher volume purchasing, we are lowering the cost of our products in order to improve our competitive position. We are highly focused on expanding selling and marketing initiatives to secure new customer relationships and support continued migration to lithium of current customers. We have two private label battery programs, and recently hired a Director of OEM Business Development to further strengthen our OEM relationships and to assist with OEM certifications and approvals. We are also working with our distribution network to expand customer acquisition with direct-to-customer initiatives.

In addition, in an effort to execute on our strategy of expanding the applications we serve, extending our fleet intelligence capabilities and creating additional opportunities for growth across the material handling and airport GSE markets, we recently announced three new product innovations, including: (i) adding integrated gas detection to our airport GSE battery lines, (ii) continuing to expand our flagship S-Series category with two new S24 configurations and (iii) introducing SkyVOX, which extends our fleet intelligence capabilities with battery location and intelligent charging alerts.

Business Trends and Uncertainties

Since January 2025, the U.S. government has increased certain existing import tariffs and has implemented new import tariffs across a wide range of countries at various rates, including on product imports from almost all countries, and has implemented individualized higher tariffs on certain countries, notably China. While we have been able to offset some of the impact of the enacted tariffs with supply chain adjustments, alternative manufacturing locations, cost reduction actions and by increasing the selling prices of our products, we believe that tariffs have negatively impacted our revenues, profitability and cash flows. Some of these tariff announcements have since been followed by announcements of limited exemptions and temporary pauses, and all have been affected by various circuit court decisions, as well as a key decision by the U.S. Supreme Court which invalidated certain tariffs. In response to the U.S. Supreme Court ruling, the current administration debuted a system for repaying importers for tariffs struck down by the U.S. Supreme Court while also announcing the implementation of new tariffs under an alternative statutory authority. Upon the expiration of such tariffs, the current administration announced new tariffs under a different statutory authority.

We continue to actively evaluate ways to mitigate the impacts of tariffs on our business and financial results, however, due to the uncertainties pertaining to tariffs and tariff levels, it is difficult for us to reliably forecast the extent of the ongoing impact to our business or customers.

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

Nasdaq Stock Market Notices

On July 24, 2026, the Listing Qualifications Department (the “Staff”) of Nasdaq notified (the “July 2026 Notice”) us that for 30 consecutive business days preceding the date of the July 2026 Notice, the bid price of our common stock had closed below the $1.00 per share minimum required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). The July 2026 Notice has no effect on our listing of our common stock at this time, and shares of our common stock continue to trade on the Nasdaq Capital Market under the symbol “FLUX”.

Under Nasdaq Listing Rule 5810(c)(3)(A), the we have 180 calendar days following the date of the July 2026 Notice to regain compliance with the Minimum Bid Price Requirement (the “Compliance Period”). If at any time during the Compliance Period the closing bid price of shares of common stock is at least $1.00 for a minimum of 10 consecutive business days, compliance with the Minimum Bid Price Requirement will be regained and our common stock will continue to be eligible for listing on the Nasdaq Capital Market absent noncompliance with any other requirement for continued listing.

If we do not regain compliance with the Minimum Bid Price Requirement by the end of the Compliance Period, the Nasdaq may afford us an additional 180 calendar days to regain compliance with the Minimum Bid Price Requirement (the “Additional Compliance Period”) if on the last day of the Compliance Period our stock price is in compliance with the market value of publicly held shares requirement for continued listing as well as all other standards for initial listing of our common stock on the Nasdaq Capital Market (other than the Minimum Bid Price Requirement), unless we do not indicate our intent to cure the deficiency, or if it appears to Nasdaq that it is not possible for the deficiency to be cured.

We intend to monitor the closing bid price of our common stock and may, if appropriate, consider implementing available options, including the option to implement a reverse stock split, in order to regain compliance with the Minimum Bid Price Requirement. There can be no assurance that we will regain compliance with the Minimum Bid Price Requirement during the Compliance Period, secure an Additional Compliance Period to regain compliance or regain or maintain compliance with the other Nasdaq continued listing requirements.

In addition, in the past we have failed to comply with and are currently not in compliance with other Nasdaq continued listing requirements. Nasdaq requires that for continued listing on the Nasdaq Capital Market, we must meet all the requirements set forth in Rule 5550(a) and at least one of the standards set forth in Rule 5550(b). The standards set forth in 5550(b) include having (i) a minimum of $2,500,000 in stockholders’ equity (the “Stockholders’ Equity Requirement”), (ii) a market value of listed securities of at least $35 million (the “Market Equity Requirement”), or (iii) net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the three most recently completed fiscal years (the “Net Income Requirement”). As previously disclosed, on January 31, 2025 the Staff of Nasdaq notified us that we did not comply with the Stockholders’ Equity Requirement. On March 17, 2025, we filed our plan with Nasdaq to regain compliance with the Stockholders’ Equity Requirement, which included requesting an extension through July 30, 2025. On July 31, 2025, due to non-compliance with the Stockholders’ Equity Requirement, the Staff informed us that trading of our common stock would be suspended at the opening of business on August 11, 2025 unless we requested an appeal of the Staff’s determination to the Panel. We requested an appeal hearing with the Panel, and the Panel determined to grant us an exception to demonstrate compliance with the Stockholders’ Equity Requirement and granted us our request for continued listing, which extension was subject to, among other requirements, the Company demonstrating compliance with the Stockholder’s Equity Requirement on or before October 31, 2025. However, on October 14, 2025, we received a notification from the Staff of Nasdaq that we had regained compliance with Nasdaq’s continued listing requirements because we met the Market Equity Requirement. The October 2025 Notification also provided that, for a period of one year (the “Monitoring Period”), the Staff of Nasdaq will monitor our compliance with the continued listing requirements. If, during the Monitoring Period, we fail to comply with Rule 5550(b), the Staff of Nasdaq will issue a delist determination letter and we will have an opportunity to request a new hearing.

The Monitoring Period expired on October 14, 2026, however, our stockholders’ deficit as of September 30, 2026 did not comply with the Stockholder’s Equity Requirement and we no longer complied with the Market Equity Requirement or any of the other standards set forth in Rule 5550(b). While we did not receive any notifications from the Staff of Nasdaq with respect to our noncompliance with the standards set forth in Rule 5550(b) prior to the expiration of the Monitoring Period and have not received any such notifications as of the date of this Quarterly Report, we cannot predict how the Staff of Nasdaq will view the timing of our noncompliance with the Stockholder’s Equity Requirement reported in this Quarterly Report. While this Quarterly Report was filed after the expiration of the Monitoring Period, this Quarterly Report reports our stockholders’ deficit as of September 30, 2026, a date prior to the expiration of the Monitoring Period. If the Staff of Nasdaq were to view our noncompliance with the Stockholder’s Equity Requirement reported in this Quarterly Report as occurring prior to the expiration of the Monitoring Period, then the Staff of Nasdaq will issue a delist determination letter and we will have an opportunity to request a new hearing. If the Staff of Nasdaq were to view our noncompliance with the Stockholder’s Equity Requirement reported in this Quarterly Report as occurring after the expiration of the Monitoring Period, then we would likely instead receive a notice of noncompliance from the Staff of Nasdaq affording us an opportunity to submit a plan to regain compliance.

If we fail to regain compliance with the Minimum Bid Price Requirement and/or fail to regain compliance with at least one of the Rule 5550(b) continued listing requirements, our common stock will be subject to delisting by Nasdaq. In the event our common stock is delisted, the stock price and market liquidity of our common stock will be adversely affected, which will impact the ability of our stockholders to sell securities in the market. Further, delisting from Nasdaq could also have other negative effects, including potential loss of confidence by partners, lenders, suppliers and employees.

Committed Equity Facility

On May 15, 2026, we entered into a purchase agreement (the “CEF Purchase Agreement”) and a related registration rights agreement with Roth Principal Investments, LLC (“Roth”). Subject to the terms and conditions of the CEF Purchase Agreement, we may, in our sole discretion, sell to Roth up to $40,000,000 of shares of common stock from time to time during the term of the CEF Purchase Agreement (the “Committed Equity Facility”). We are under no obligation to sell any shares, and Roth is required to purchase shares only as directed by us.

Pursuant to the CEF Registration Rights Agreement, we filed a registration statement to register the resale of up to 38,461,538 shares of common stock.

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

We control the timing and amount of any sales under the CEF Purchase Agreement. Actual sales, if any, will depend on market conditions, the trading price of our common stock and our determination of capital needs. No shares were transacted during the three months ended September 30, 2026.

As of October 30, 2026, the closing sale price of our common stock on the Nasdaq Capital Market was $0.43 per share. Given that the closing price of our common stock is currently below the Threshold Price of $0.50, we cannot direct Roth to purchase shares pursuant to the CEF Purchase Agreement until the closing price of our common stock exceeds the Threshold Price or we can amend the CEF Purchase Agreement to decrease the Threshold Price to a price below the closing price of our common stock. There can be no assurances if or when our common stock will begin trading at a price that will exceed the Threshold Price or we will be able to amend the CEF Purchase Agreement to decrease the Threshold Price.

Segment and Related Information

We operate as a single reportable segment.

Results of Operations and Financial Condition

The following table represents a summary of our unaudited condensed consolidated statement of operations for the three months ended September 30, 2026 and 2025.

	Three months ended September 30,
	2026		2025
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$6,758,000	100%	$13,175,000	100%
Cost of sales	(5,085,,000)	75%	9,410,000	71%
Gross profit	1,673,000	25%	3,765,000	29%

Operating expenses:
Sales, general and administrative	4,001,000	59%	4,906,000	37%
Research and development	631,000	10%	1,037,000	9%
Total operating expenses	4,632,000	69%	5,943,000	46%

Operating loss	(2,959,000)	(44)%	(2,178,000)	(17)%

Interest expense, net	(184,000)	(3)%	(333,000)	(2)%
Other expense, net	(27,000)	0%	(51,000)	0%

Net loss	$(3,170,000)	(47)%	$(2,562,000)	(19)%

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

We sell our products through several different channels including OEMs, lift equipment dealers and battery distributors, as well as directly to end users, primarily in North America. The channels sell principally to large company, national accounts. We sell certain energy storage solutions directly to other accounts including industrial equipment manufacturers and end users.

Revenues for the quarter ended September 30, 2026 were $6,758,000 compared to $13,175,000 for the quarter ended September 30, 2025. The decrease of $6,417,000, or 49%, was driven by lower volumes in both the material handling and ground support markets as well as lower average selling prices across both markets. The reduced volume can be attributed to business uncertainties affecting our customers and higher fuel prices.

Cost of Sales

Cost of sales for the quarter ended September 30, 2026 was $5,085,000, or 75% of revenue, compared to $9,410,000, or 71% of revenue, for the quarter ended September 30, 2025.

Gross Profit

Gross profit for the quarter ended September 30, 2026 was $1,673,000, or 25% of revenue, compared to $3,765,000, or 29% of revenue, for the quarter ended September 30, 2025. The 382 basis point decrease in gross profit margin (gross profit as a percent of revenues) was primarily due to a reduction in average selling prices, higher warranty related costs, and a loss of operating leverage due to lower revenue.

Sales, General and Administrative Expenses

Sales, general and administrative expenses for the quarter ended September 30, 2026 were $4,001,000 compared to $4,906,000 for the quarter ended September 30, 2025. The decrease of $905,000, or 18%, was primarily due to reduced salaries from lower headcount, bonuses, professional fees, and shipping related costs.

Research and Development Expense

Research and development expenses for the quarter ended September 30, 2026 were $631,000 compared to $1,037,000 for the quarter ended September 30, 2025. The decrease of $406,000, or 39%, was primarily due to decreased headcount and a lower level of R&D project activity based upon business needs.

Interest Expense, net

Interest expense, net for the quarter ended September 30, 2026 was $184,000 compared to $333,000 for the quarter ended September 30, 2025. The decrease of $149,000 or 45% was primarily due to lower average balances outstanding under our credit facilities during the quarter ending September 30, 2026 as compared to the same period a year ago.

Net Loss

Net loss for the quarter ended September 30, 2026, was $3,170,000 compared to $2,562,000 for the quarter ended September 30, 2025. The increase in net loss was primarily due to the decrease in gross profit, partially offset by decreases in operating expenses.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA is calculated by taking net loss and adding back the expenses related to interest, financing costs, income taxes, depreciation, amortization and stock-based compensation, each of which has been calculated in accordance with GAAP. Adjusted EBITDA was a loss of $2,566,000 for the quarter ended September 30, 2026 compared to a loss of $1,713,000 for the quarter ended September 30, 2025.

Management believes that Adjusted EBITDA, when viewed with our results under GAAP and the accompanying reconciliations, provides useful information about our period-over-period results. Adjusted EBITDA is presented because management believes it provides additional information with respect to the performance of our fundamental business activities and is also frequently used by securities analysts, investors and other interested parties in the evaluation of comparable companies. We rely on Adjusted EBITDA as a primary measure to review and assess the operating performance of our company and our management team.

As Adjusted EBITDA is a non-GAAP financial measure, it should not be construed as superior to, or a substitute for, net loss as determined in accordance with GAAP for the purpose of analyzing our operating performance or financial position.

A reconciliation of Adjusted EBITDA to net loss is included in the table below:

	Three months ended September 30,
	2026	2025
Net loss	$(3,170,000)	$(2,562,000)
Add/Subtract:
Interest, net	184,000	334,000
Income tax provision	-	-
Depreciation and amortization	220,000	251,000
EBITDA	(2,766,000)	(1,977,000)
Add:
Stock-based compensation	174,000	209,000
Financing costs	26,000	55,000
Adjusted EBITDA	$(2,566,000)	$(1,713,000)

Liquidity and Capital Resources

Overview

As of September 30, 2026, we had an accumulated deficit of $117.0 million. To date, our business has not generated sufficient cash to fund our operations. However, given our backlog of $2.6 million as of September 30, 2026, we anticipate that revenue growth coupled with improvement in our gross margin and lower operating expenses will move us closer to profitability and improve our cash flow. Our gross margin improvement plan includes, but is not limited to, efforts to reduce product costs. We received new orders during fiscal 2026 of approximately $35.9 million and $5.6 million during the first quarter of fiscal 2027.

GBC Credit Facility

As of September 30, 2026, we had an outstanding balance of $6.3 million and $9.7 million remaining available under our $16.0 million GBC Credit Facility subject to borrowing base limitations. As discussed in Note 7 – Line of Credit, on March 31, 2026, we notified GBC that we failed to comply with the minimum EBITDA financial covenant for the trailing three-month period ended February 28, 2026 under the GBC Credit Facility, which resulted in an “event of default” under the GBC Credit Facility. On September 17, 2026, we entered into Amendment No. 7 (the “Seventh Amendment”) to the Loan and Security Agreement with GBC. Notwithstanding the Seventh Amendment, we remain in default under the GBC Credit Facility and GBC has reserved all of its rights and remedies under the GBC Credit Facility. While GBC may continue advancing funds under the GBC Credit Facility despite our event of default, it is under no obligation to do so. In addition, under the Seventh Amendment, we are required to raise at least $4.0 million of net proceeds from the sale of our equity interests within 50 days of the date of the Seventh Amendment (the “Equity Raise Requirement”) and meet certain reporting requirements as well as certain financial performance requirements.

Our ability to raise proceeds from sales of our equity interests is subject to market and other conditions, many of which are out of our control, and there can be no assurance that we will be able to comply with the Equity Raise Requirement or the other terms of the Seventh Amendment on a timely basis or at all. If we are unable to satisfy the Equity Raise Requirement on a timely basis, it will be an immediate event of default under the GBC Credit Facility. Thus, if we are unable to comply with the terms of the Seventh Amendment, including the Equity Raise Requirement, we will need to seek a waiver from GBC and there can be no assurances that we will be able to obtain a waiver from GBC on terms favorable to us or at all. While GBC has allowed us to continue to use our line of credit under the GBC Credit Facility, subject to its discretion, and has not called the debt despite our current event of default under the GBC Credit Facility, GBC can choose to limit or discontinue availability and/or call the debt at any time. In addition, if we fail to satisfy the Equity Raise Requirement and have another event of default under the GBC Credit Facility, GBC may be more likely to discontinue availability, call the debt and/or exercise its rights as a secured party under the GBC Credit Facility.

Equity

On September 15, 2025, we completed a private placement (the “Private Placement”) in which we sold 258,144 Preferred Stock Warrants and 1,214,766 Common Stock Warrants to purchase shares of our common pursuant to a securities purchase agreement, dated July 18, 2025, which we amended and restated on September 15, 2025, for proceeds of approximately $4,348,000, net of offering costs of $652,000, and the satisfaction of any and all of our obligations due to Cleveland under the Cleveland Note pursuant to the Debt Satisfaction Agreement.

On November 3, 2025, we completed an underwritten public offering (the “Public Offering”) of 3,840,000 shares of our common stock at a public offering price of $2.50 per share. In addition, we sold an additional 576,000 shares of our common stock at the public offering price, less underwriting discounts and commissions, pursuant to the subsequent exercise of the underwriter’s option in full. In total, proceeds received were approximately $9,760,000, net of offering costs of approximately $1,280,000.

On May 15, 2026, we entered into the CEF Purchase Agreement with Roth, providing a discretionary Committed Equity Facility of up to $40.0 million. Beginning June 4, 2026, we may, at our option, sell shares of common stock to Roth at a price based on the VWAP of our common stock, less a fixed discount of either 3.0% or 5.25%, depending on the type of purchase, for a period of 36 months. As of June 30, 2026, we issued and sold 19,609 registered shares of common stock at an average price of $0.98 per share and received net proceeds of approximately $17,000 after offering costs of approximately $2,000. We issued no shares of common stock under the Committed Equity Facility in the three months ended September 30, 2026. Given that the closing price of our common stock is currently less than the Threshold Price, we currently cannot direct Roth to purchase any shares of our common stock under the CEF Purchase Agreement. See Note 9 – Stockholders’ Equity (Deficit) to the condensed consolidated financial statements for additional information pertaining to the Private Placement, the Public Offering and the Committed Equity Facility.

Going Concern

Management has evaluated our expected cash and working capital requirements, which include, but are not limited to, investments in additional sales and marketing, research and development and capital equipment, as well as our expected funding sources, which include, but are not limited to, our existing cash, forecasted gross margin, and funding we believe is available under the GBC Credit Facility, subject to certain restrictions, covenants and borrowing base limitations and GBC allowing us to continue to have access to our line of credit under the GBC Credit Facility despite our event of default.

We believe that our existing cash of $0.4 million as of September 30, 2026 will not be sufficient to meet our anticipated capital requirements to fund planned operations for the next twelve months following the filing date of this Report, and since GBC can choose to limit our access to our line of credit under the GBC Credit Facility, call the debt and/or exercise other remedies available to it, which include, among other things, its rights as a secured party under the GBC Credit Facility at any time, substantial doubt exists about our ability to continue as a going concern over the 12 months following the filing date of this Report. See “Future Liquidity Needs” below and Liquidity and Financial Condition in Note 1 – Nature of Business to the condensed consolidated financial statements included in this Report for additional information.

Cash Flows

Cash Flow Summary

The following table represents a summary of our unaudited condensed consolidated statement of cash flows for the three months ended September 30, 2026 and 2025.

	Three months ended September 30,
	2026	2025
Net cash provided by operating activities	$423,000	$889,000
Net cash used in investing activities	(122,000)	(163,000)
Net cash used in financing activities	(197,000)	(472,000)
Net change in cash	$104,000	$254,000

Operating Activities

Net cash provided by operating activities was $423,000 for the three months ended September 30, 2026. The net loss of $3,170,000 was offset by $2,716,000 provided by changes in operating assets and liabilities and the add-back of $877,000 of non-cash operating costs. The primary changes in operating assets and liabilities were decreases in accounts receivable and inventories combined with an increase in accounts payable, partially offset by decreases in accrued expenses and office lease liabilities.

Net cash provided by operating activities was $889,000 for the three months ended September 30, 2025. The net loss of $2,562,000 was offset by $2,827,000 provided by changes in operating assets and liabilities and the add-back of $624,000 of non-cash operating costs. The primary changes in operating assets and liabilities were decreases in accounts receivable and inventory and an increase in accrued expenses, partially offset by a decrease in accounts payable and office leases payable.

Investing Activities

Net cash used in investing activities for the three months ended September 30, 2026 was $122,000, which consisted primarily of equipment purchases.

Net cash used in investing activities for the three months ended September 30, 2025 was $163,000, which consisted of equipment purchases.

Financing Activities

Net cash used in financing activities for the three months ended September 30, 2026 was $197,000, which primarily consisted of $18,000 in net repayments under the working capital line of credit, and the incursion of $158,000 in costs associated with the raising of capital.

Net cash used in financing activities for the three months ended September 30, 2025 was $472,000, which primarily consisted of $3,692,000 in net repayments under the working capital line of credit, partially offset by $3,227,000 of proceeds from issuance of prefunded preferred stock warrants and common stock warrants, net of issuance costs.

Future Liquidity Needs

Historically, our revenues and operating cash flows have not been sufficient to sustain our operations and we have relied on debt and equity financing for additional funds. We have incurred an accumulated deficit of $117.0 million through September 30, 2026, and, for the three months ended September 30, 2026, incurred a net loss of $3.2 million and generated cash flows from operations of $0.5 million.

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

We have implemented reductions in labor and overhead costs and have increased selling prices of energy storage solutions; however, management is evaluating strategies to further improve profitability of operations. Gross margin improvement tasks include, but are not limited to, a plan to drive bill of material costs down while further increasing the prices of the Company’s products for new orders. We continue to execute cost reduction, sourcing and pricing recovery initiatives in efforts to increase gross margins and improve cash flow from operations. Unforeseen factors beyond management’s control, including economic uncertainty and the impact of global tariff initiatives, could potentially have a negative impact on the gross margin improvement plan. Management is continuing to evaluate other sources of capital to fund its operations and growth. However, there can be no assurance that we will be able to realize our plans for improved operations.

We believe that our existing cash of $0.4 million as of September 30, 2026 will not be sufficient to meet our anticipated capital requirements to fund planned operations for the next twelve months following the filing date of this Report, and since GBC can choose to limit our access to our line of credit under the GBC Credit Facility, call the debt and/or exercise other remedies available to it, which include, among other things, its rights as a secured party under the GBC Credit Facility at any time, substantial doubt exists about our ability to continue as a going concern over the 12 months following the filing date of this Report. See Liquidity and Financial Condition in Note 1 – Nature of Business to the condensed consolidated financial statements included in this Report for additional information.

Critical Accounting Policies

The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited financial statements and revenues and expenses during the periods reported. Management has considered the implications of ongoing global events and related economic impacts to the estimates and assumptions used in the preparation of the condensed financial statements. There is heightened volatility and uncertainty around tariff actions, supply chain performance and customer demand. However, the magnitude of such impact on our business and its duration is uncertain. We are not aware of any specific event or circumstance that would require an update to estimates or adjustments to the carrying value of assets and liabilities as of September 30, 2026 through the filing date of this Quarterly Report. Actual results could differ from those estimates. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2026 filed with the SEC on August 20, 2026.

In addition, adjustments were made to our previously reported Financial Statements for interim periods for the fiscal year ending June 30, 2026 in accordance with FASB ASC 250 – Accounting Changes and Error Corrections. Such reclassifications consist of certain previously reported amounts in order to conform on a comparable basis with our current Financial Statement presentation. The reclassifications had no effect on previously reported net income, total assets, stockholders’ equity or cash flows. Management presents current and comparative results of operations with a disaggregation of intangible assets from other fixed assets and a disaggregation of interest expense from other expense.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, as of September 30, 2026 the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Act of 1934. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in its SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to the Company, including its consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this Report was being prepared. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures were effective as of September 30, 2026.

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

Change in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

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

Final settlement is subject to, among other things, court approval of such agreement. If the settlement does not obtain approval, the parties agree that the settlement class will be decertified without prejudice, and that all the parties will revert to their pre-settlement positions. A settlement agreement has been reached and agreed by both parties.

ITEM 1A – RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risk factors set forth below and in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026, filed with the SEC on August 20, 2026, together with all of the other information included in this Report, before making an investment decision. If any of these risks actually occur, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You also should read the section entitled “Special Note Regarding Forward Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this Report. The risk factors below do not address all the risks relating to securities, business and operations and financial condition. Other than the modified risk factors below, there have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026.

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026 (the “2026 Annual Report”). Our financial statements included in the 2026 Annual Report and this Report, were prepared assuming that we will continue as a going concern.

Management has evaluated our expected cash requirements, including investments in additional sales and marketing, research and development and capital expenditures, and believes our existing cash, along with the forecasted gross margin and funding we believe is available under the GBC Credit Facility, subject to certain restrictions, covenants and borrowing base limitations and GBC allowing us to continue to have access to our line of credit under the GBC Credit Facility despite our event of default, will not be sufficient to meet our anticipated capital requirements to fund planned operations for the next twelve months following the filing date of this Report. As described below, our ability to continue as a going concern is partially contingent upon the availability of the GBC Credit Facility, which is subject to additional requirements and may be limited, discontinued and/or called at any time due to our event of default under the GBC Credit Facility.

The report from our independent registered public accounting firm for the year ended June 30, 2026 includes an explanatory paragraph stating that our current liquidity position and projected cash needs raise substantial doubt about our ability to continue as a going concern, along with management’s assessment and strategies. The perception that we may not be able to continue as a going concern may make it difficult for us to raise new funds and to operate our business due to concerns about our ability to meet our contractual obligations. There is no assurance that sufficient financing will be available when needed or on reasonable terms to allow us to continue our operations. Our ability to continue as a going concern is contingent upon, among other factors, the availability of the GBC Credit Facility or obtaining alternate financing. As discussed in Note 7 – Line of Credit, on March 31, 2026, we notified GBC that we failed to comply with the minimum EBITDA financial covenant for the trailing three-month period ended February 28, 2026 under the GBC Credit Facility, which resulted in an “event of default” under the GBC Credit Facility. While GBC has allowed us to continue to have access to our line of credit under the GBC Credit Facility despite our event of default, GBC can choose to limit or discontinue availability at any time. In addition, due to our event of default under the GBC Credit Facility, GBC may, at its option, declare its commitments to us terminated and all our obligations under the GBC Credit Facility immediately due and payable, all without demand, notice or further action of any kind required on the part of GBC, and/or exercise other remedies available to it, which include, among other things, its rights as a secured party under the GBC Credit Facility.

On September 17, 2026, we entered into the Seventh Amendment with GBC. Notwithstanding the Seventh Amendment, we remain in default under the GBC Credit Facility and GBC has reserved all of its rights and remedies under the GBC Credit Facility. In addition, pursuant to the Seventh Amendment, we have agreed to, among other things, the Equity Raise Requirement. Our ability to satisfy the Equity Raise Requirement on a timely basis or at all is subject to market and other conditions, many of which are out of our control, and we can provide no assurances that we can satisfy the Equity Raise Requirement on a timely basis or at all. If we cannot satisfy the Equity Raise Requirement on a timely basis or obtain a waiver from GBC, it will immediately be another event of default under the GBC Credit Facility and GBC may be more likely to discontinue or limit our access to our line of credit under the GBC Credit Facility and/or exercise any of its other remaining rights under the GBC Credit Facility, such as calling the debt and/or exercising its rights as a secured party. Since GBC can choose to limit our access to our line of credit under the GBC Credit Facility and/or call the debt, substantial doubt exists about our ability to continue as a going concern.

While we have entered into the CEF Purchase Agreement with Roth as a potential source of financing, we can only direct Roth to purchase shares of our common stock pursuant to the CEF Purchase Agreement if the closing sale price of our common stock on the prior trading day exceeds the Threshold price of $0.50. As of October 30, 2026, the closing sale price of our common stock on the Nasdaq Capital Market was $0.43 per share. Given that the closing price of our common stock is currently below the Threshold Price of $0.50, we cannot direct Roth to purchase shares pursuant to the CEF Purchase Agreement until the closing price of our common stock exceeds the Threshold Price or we can amend the CEF Purchase Agreement to decrease the Threshold Price to a price below the closing price of our common stock. There can be no assurances if or when our common stock will begin trading at a price that will exceed the Threshold Price or we will be able to amend the CEF Purchase Agreement to decrease the Threshold Price.

We are currently in default under the Revolving Note under the GBC Credit Facility, and such default or any further default thereunder could adversely affect our business, financial condition, results of operations or liquidity.

Our loans and other obligations under the GBC Credit Facility are secured by substantially all of our tangible and intangible assets, including, without limitation, intellectual property, pursuant to the terms of the Loan and Security Agreement, as amended, with GBC and the IP Security Agreement. The GBC Credit Facility is evidenced by a revolving note (the “Revolving Note”), which maturity date was automatically extended to July 31, 2027 (the “Maturity Date”), upon the conversion of all the outstanding obligations under the Cleveland Note into equity of the Company at the closing of the Private Placement on September 15, 2025. The holder of the Revolving Note is entitled to all of the benefits and security provided for in the Loan and Security Agreement. All Revolving Loans shall be repaid by us on the Maturity Date, unless payable sooner pursuant to the provisions of the Loan and Security Agreement, as amended. As a secured party, upon an event of default, GBC will have a first priority right to the collateral granted to them under the Loan and Security Agreement, as amended, and IP Security Agreement, and we may lose our ownership interest in the assets pledged as security interest.

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

On September 17, 2026, we entered into the Seventh Amendment with GBC. Notwithstanding the Seventh Amendment, we remain in default under the GBC Credit Facility and GBC has reserved all of its rights and remedies under the GBC Credit Facility. In addition, pursuant to the Seventh Amendment, we have agreed to, among other things, the Equity Raise Requirement. Our ability to satisfy the Equity Raise Requirement on a timely basis or at all is subject to market and other conditions, many of which are out of our control, and we can provide no assurances that we can satisfy the Equity Raise Requirement on a timely basis or at all. If we cannot satisfy the Equity Raise Requirement on a timely basis or obtain a waiver from GBC, it will immediately be another event of default under the GBC Credit Facility and GBC may be more likely to discontinue or limit our access to our line of credit under the GBC Credit Facility and/or exercise any of its other remaining rights under the GBC Credit Facility, such as calling the debt and/or exercising its rights as a secured party. If GBC were to terminate its commitments under the GBC Credit Facility and foreclose against substantially all our assets, we would likely be forced to seek bankruptcy protection and our investors could lose the full value of their investment in our common stock. As such, our loss of access to our line of credit under the GBC Credit Facility or our collateral will have a material adverse effect on our operations, business and financial condition.

We are not currently in compliance with the Nasdaq continued listing requirements and if we fail to regain compliance with the Nasdaq continued listing requirements, our common stock may be delisted, which could affect the market price of our common stock, hurt your ability to sell your shares and negatively impact our ability to access the capital markets.

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

In addition, in the past we have failed to comply with and are currently not in compliance with other Nasdaq continued listing requirements. As previously disclosed, on January 31, 2025 the Staff of Nasdaq notified us that we did not comply with the Stockholders’ Equity Requirement. On March 17, 2025, we filed our plan with Nasdaq to regain compliance with the Stockholders’ Equity Requirement, which included requesting an extension through July 30, 2025. On July 31, 2025, due to non-compliance with the Stockholders’ Equity Requirement, the Staff informed us that trading of our common stock would be suspended at the opening of business on August 11, 2025 unless we requested an appeal of the Staff’s determination to the Panel. We requested an appeal hearing with the Panel, and the Panel determined to grant us an exception to demonstrate compliance with the Stockholders’ Equity Requirement and granted us our request for continued listing, which extension was subject to, among other requirements, the Company demonstrating compliance with the Stockholder’s Equity Requirement on or before October 31, 2025. However, on October 14, 2025, we received a notification from the Staff of Nasdaq that we had regained compliance with Nasdaq’s continued listing requirements because we met the Market Equity Requirement. The October 2025 Notification also provided that, for the Monitoring Period, the Staff of Nasdaq will monitor our compliance with the continued listing requirements. If, during the Monitoring Period, we fail to comply with Rule 5550(b), the Staff of Nasdaq will issue a delist determination letter and we will have an opportunity to request a new hearing.

The Monitoring Period expired on October 14, 2026, however, our stockholders’ deficit as of September 30, 2026 did not comply with the Stockholder’s Equity Requirement and we no longer complied with the Market Equity Requirement or any of the other standards set forth in Rule 5550(b). While we did not receive any notifications from the Staff of Nasdaq with respect to our noncompliance with the standards set forth in Rule 5550(b) prior to the expiration of the Monitoring Period and have not received any such notifications as of the date of this Quarterly Report, we cannot predict how the Staff of Nasdaq will view the timing of our noncompliance with the Stockholder’s Equity Requirement reported in this Quarterly Report. While this Quarterly Report was filed after the expiration of the Monitoring Period, this Quarterly Report reports our stockholders’ deficit as of September 30, 2026, a date prior to the expiration of the Monitoring Period. If the Staff of Nasdaq were to view our noncompliance with the Stockholder’s Equity Requirement reported in this Quarterly Report as occurring prior to the expiration of the Monitoring Period, then the Staff of Nasdaq will issue a delist determination letter and we will have an opportunity to request a new hearing. If the Staff of Nasdaq were to view our noncompliance with the Stockholder’s Equity Requirement reported in this Quarterly Report as occurring after the expiration of the Monitoring Period, then we would likely instead receive a notice of noncompliance from the Staff of Nasdaq affording us an opportunity to submit a plan to regain compliance.

If we fail to regain compliance with the Minimum Bid Price Requirement and/or fail to regain compliance with at least one of the Rule 5550(b) continued listing requirements, our common stock will be subject to delisting by Nasdaq. In the event our common stock is delisted, the stock price and market liquidity of our common stock will be adversely affected, which will impact the ability of our stockholders to sell securities in the market. Further, delisting from Nasdaq could also have other negative effects, including potential loss of confidence by partners, lenders, suppliers and employees.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no unregistered securities sold by the Company during the period covered by this Report.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f) of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

ITEM 6 – EXHIBITS

The following exhibits are filed as part of this Report.

Exhibit No.	Description
10.1	Amendment No. 7 to Loan and Security Agreement (GBC). Incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 18, 2026.
31.1*	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.
31.2*	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.
32.1**	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.
32.2**	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.
101.INS*	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
104*	Cover Page Interactive Data File (imbedded within the Inline XBRL document).

*	Filed herewith
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Flux Power Holdings, Inc.

Date: November 3, 2026	By:	/s/ Krishna Vanka
Krishna Vanka
Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2026	By:	/s/ Kevin S. Royal
Kevin S. Royal
Chief Financial Officer
(Principal Financial Officer)

